Form 10-Q
period 2002-08-31
CARMAX INC
filed 2002-10-15
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2002
                                                ---------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-31420
                                                -------

                                  CARMAX, INC.
                                  ------------
             (Exact Name of Registrant as Specified in its Charter)

           VIRGINIA                                         54-1821055
           --------                                         ----------
    (State of Incorporation)                             (I.R.S. Employer
                                                        Identification No.)

                    4900 COX ROAD, GLEN ALLEN, VIRGINIA 23060
                    -----------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (804) 747-0422
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes                                             No  X(1)
               -----                                          ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                Class                            Outstanding at August 31, 2002(2)
------------------------------------------       ---------------------------------
CarMax, Inc. common stock, par value $0.50                       1,000


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 26.

(1)  CarMax, Inc. became a 1934 Act registered company on August 5, 2002.

(2)  At October 1, 2002, the Registrant had  103,059,679  shares  outstanding of
     CarMax common stock. See Note 10 of the company's consolidated financial statements.



                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------

                                      INDEX
                                      -----
                                                                                               Page
                                                                                                No.
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     August 31, 2002, and February 28, 2002                                      3

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2002 and 2001                  4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2002 and 2001                                   5

                     Notes to Consolidated Financial Statements                                  6

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                              12

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    20

      Item 4.     CarMax, Inc. Controls and Procedures                                          20


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                             21

      Item 4.     Submission of Matters to a Vote of Security Holders                           21

      Item 5.     Other Information                                                             21

      Item 6.     Exhibits and Reports on Form 8-K                                              21


SIGNATURES                                                                                      23
----------

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                                        24
--------------------------------------------------------


SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                                        25
--------------------------------------------------------


EXHIBIT INDEX                                                                                   26
-------------


                                  Page 2 of 26



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         CARMAX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                Aug. 31, 2002         Feb. 28, 2002
                                                                                -------------         -------------
                                                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                        $     74,690          $     3,286
Accounts receivable, net                                                               80,774               52,585
Retained interests in securitized receivables                                         131,121              120,683
Inventory                                                                             360,846              399,084
Prepaid expenses and other current assets                                               3,563                2,065
                                                                                 ------------          -----------

Total current assets                                                                  650,994              577,703

Property and equipment, net                                                           152,946              120,976
Other assets                                                                           21,982               21,543
                                                                                 ------------          -----------

TOTAL ASSETS                                                                     $    825,922          $   720,222
                                                                                 ============          ===========

LIABILITIES AND EQUITY CURRENT LIABILITIES:
Accounts payable                                                                 $     97,388         $     87,160
Accrued expenses and other current liabilities                                         33,206               25,775
Deferred income taxes                                                                  23,017               22,009
Short-term debt                                                                         5,206                9,840
Current installments of long-term debt                                                    826               78,608
                                                                                 ------------          -----------

Total current liabilities                                                             159,643              223,392

Long-term debt, excluding current installments                                        100,000                    -
Deferred revenue and other liabilities                                                 10,286                8,416
Deferred income taxes                                                                   1,841                2,935
                                                                                 ------------          -----------

TOTAL LIABILITIES                                                                     271,770              234,743

EQUITY                                                                                554,152              485,479
                                                                                 ------------          -----------

TOTAL LIABILITIES AND EQUITY                                                     $    825,922          $   720,222
                                                                                 ============          ===========

See accompanying notes to consolidated financial statements.


                                  Page 3 of 26


                          CARMAX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended                    Six Months Ended
                                                                       August 31                            August 31
                                                               2002               2001               2002              2001
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                          $   1,076,083       $   938,911      $   2,077,647      $  1,817,911

Cost of sales                                                   951,870           830,385          1,835,531          1,605,425
                                                          -------------       -----------      -------------      -------------

Gross profit                                                    124,213           108,526            242,116            212,486
                                                          -------------       -----------      -------------      -------------

Selling, general and administrative expenses
    (net of finance income of $26,708 for the
     three months ended August 31, 2002,
     $22,766 for the three months ended
     August 31, 2001, $50,785 for the six
     months ended August 31, 2002, and
     $42,276 for the six months ended
     August 31, 2001)                                            70,836            62,262            139,386            120,812

Interest expense                                                    957             2,086              1,983              4,637
                                                          -------------       -----------      -------------      -------------

Total expenses                                                   71,793            64,348            141,369            125,449
                                                          -------------       -----------      -------------      -------------

Earnings before income taxes                                     52,420            44,178            100,747             87,037

Provision for income taxes                                       20,706            16,787             39,795             33,074
                                                          -------------       -----------      -------------      -------------

Net earnings                                              $      31,714       $    27,391      $      60,952      $      53,963
                                                          =============       ===========      =============      =============

Pro Forma Weighted average common shares:
    Basic                                                       102,988           102,058            102,936            101,715
                                                          =============       ===========      =============      =============
    Diluted                                                     104,542           104,206            104,647            103,674
                                                          =============       ===========      =============      =============

Pro Forma Net Earnings Per Share:
    Basic                                                 $       0.31        $      0.27      $        0.59      $       0.53
                                                          ============        ===========      =============      ============
    Diluted                                               $       0.30        $      0.26      $        0.58      $       0.52
                                                          ============        ===========      =============      ============



See accompanying notes to consolidated financial statements.



                                  Page 4 of 26


                         CARMAX, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                             August 31
                                                                                     2002                  2001
                                                                                 ------------          -----------
Operating Activities:
--------------------
Net earnings                                                                     $     60,952          $    53,963
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                       8,424                9,305
    Amortization of restricted stock awards                                                23                   56
    Loss on disposition of property and equipment                                          68                    -
    Provision for deferred income taxes                                                   (86)               3,096
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net and retained
         interests in securitized receivables                                         (38,627)             (25,962)
       Decrease (increase) in inventory                                                38,238              (39,766)
       (Increase) decrease in prepaid expenses and other current assets                (1,498)                 348
       (Increase) decrease in other assets                                               (845)                 716
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                           24,613               28,034
       Increase in deferred revenue and other liabilities                               1,870                  135
                                                                                 ------------          -----------
Net cash provided by operating activities                                              93,132               29,925
                                                                                 ------------          -----------

Investing Activities:
--------------------
Purchases of property and equipment                                                   (40,062)              (8,730)
Proceeds from sales of property and equipment, net                                          6               96,344
                                                                                 ------------          -----------
Net cash (used in) provided by investing activities                                   (40,056)              87,614
                                                                                 ------------          -----------


Financing Activities:
--------------------
(Decrease) increase in short-term debt, net                                            (4,634)                 372
Issuance of long-term debt                                                            100,000                    -
Payments on long-term debt                                                            (77,782)            (102,600)
Equity issuances, net                                                                     744                  444
                                                                                 ------------          -----------
Net cash provided by (used in) financing activities                                    18,328             (101,784)
                                                                                 ------------          -----------

Increase in cash and cash equivalents                                                  71,404               15,755
Cash and cash equivalents at beginning of year                                          3,286                8,802
                                                                                 ------------          -----------
Cash and cash equivalents at end of period                                       $     74,690          $    24,557
                                                                                 ============          ===========

See accompanying notes to consolidated financial statements.

                          CARMAX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     On September 10, 2002, the Circuit City Stores, Inc. shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Circuit City Stores, Inc. board of directors authorized the redemption of the Circuit City Stores, Inc. CarMax Group Common Stock and the
     distribution of CarMax, Inc. common stock to effect the separation. In addition, CarMax approved the one-time special dividend payment of $28.4 million to Circuit City Stores on the separation date. The separation was effective October 1, 2002. As a result of the separation, all of the businesses, assets and liabilities of the CarMax group are now held in CarMax, Inc. ("CarMax") which, following the separation, is an independent separately traded public company. These consolidated financial statements are presented as if CarMax existed as an entity separate from the remaining businesses of Circuit City Stores during the periods presented.

     Circuit City Stores has contributed to CarMax all of the subsidiaries, assets and liabilities that constituted the CarMax Group. CarMax includes the same businesses, assets and liabilities the financial performance of which was intended to be reflected by the CarMax Group Common Stock. The assets of CarMax will be accounted for at the historical values carried by Circuit City Stores prior to the separation.

     The accompanying consolidated financial statements include the historical operations of certain subsidiaries of Circuit City Stores. Accordingly, Circuit City Stores' net investment in CarMax is shown as equity on the accompanying consolidated financial statements. Equity transactions with parent reflect amounts allocated to CarMax based on equity transactions of the CarMax Group Common Stock.

     In conjunction with the separation, all outstanding CarMax group stock options and restricted stock was replaced with CarMax stock options and restricted stock with the same terms and conditions, exercise price and restrictions as the CarMax group stock options and restricted stock they replaced.

     CarMax's financial statements reflect the application of the management and allocation policies adopted by Circuit City Stores' board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so.

2.   Accounting Policies

     The consolidated financial statements of CarMax conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Form S-4 Registration Statement (S-4) dated August 5, 2002.

3.   Net Earnings per Share

     CarMax was a wholly-owned subsidiary of Circuit City Stores, Inc. during the periods presented. Therefore, historical earnings per share has not been presented in the consolidated financial statements. Unaudited pro forma earnings per share has been presented to reflect the capital structure effective with the separation of CarMax from Circuit City Stores, Inc.

     Pro forma earnings per share calculations have been computed by dividing the net earnings of CarMax by the weighted average shares outstanding as if the separation had occurred at the beginning of the periods presented. Pro forma diluted net earnings per share calculations have been computed by dividing the net earnings of CarMax by the sum of the weighted average shares outstanding and dilutive potential CarMax common stock.Weighted average common shares are calculated by adding the weighted average CarMax Group common shares outstanding to the weighted average CarMax Group common shares reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. The separation agreement provides for a one-to-one issuance of CarMax, Inc. options or restricted stock for holders of CarMax Group options or restricted stock.

     Reconciliations of the numerator and denominator of the pro forma basic and diluted net earnings per share calculations are presented below.

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            2002            2001              2002            2001
     --------------------------------------------------------------------------------------------------------------------------

     Weighted average CarMax Group
        common shares...........................................       37,065          29,877            37,013          27,905
     Weighted average common shares reserved
        for issuance to holders of Circuit Group
        common shareholders.....................................       65,923          72,181            65,923          73,810
                                                                   --------------------------        --------------------------
     Pro forma weighted average CarMax, Inc.
        common shares...........................................      102,988         102,058           102,936         101,715

     Dilutive potential common shares:
        Options.................................................        1,549           2,121             1,699           1,917
        Restricted stock........................................            5              27                12              42
                                                                  ---------------------------       ---------------------------
     Pro forma weighted average common shares
        and dilutive potential common shares....................      104,542         104,206           104,647         103,674
                                                                  ===========================       ===========================

     Net earnings available to common shareholders..............  $    31,714     $    27,391       $    60,952     $    53,963
     Pro forma basic net earnings per share.....................  $      0.31     $      0.27       $      0.59     $      0.53
     Pro forma diluted net earnings per share...................  $      0.30     $      0.26       $      0.58     $      0.52


     In a public offering completed during the second quarter of fiscal 2002, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that had previously been reserved for the Circuit City Group. This sale reduced the shares originally reserved from 75,440,000 shares to 65,923,200 shares which was distributed on October 1, 2002, to Circuit City Group common shareholders of record at September 16, 2002.

     Certain options were outstanding and not included in the computation of pro forma diluted net earnings per share because the options' exercise prices were greater than the average market price of the shares. For the three-month period ended August 31, 2002, options to purchase 1,030,207 shares of CarMax Group Common Stock at prices ranging from $20.00 to $26.83 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 2001, options to purchase 7,899 shares of CarMax Group Common Stock at $16.31 per share were outstanding and not included in the calculation.

4.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement is scheduled to terminate in May 2004. The termination date of the agreement will be automatically extended one year on May 17, 2003, and on each May 17 thereafter unless CarMax or any lender elects, prior to the next extension date, not to extend the agreement. The value of CarMax's eligible motor vehicle inventory must be at least 150 percent of the aggregate principal amount outstanding under the credit facility on any date. As of August 31, 2002, the amount outstanding under this credit agreement was $105.2 million. Under this agreement, CarMax must meet financial covenants relating to minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at August 31, 2002.

5.   Supplemental Financial Statement Information

     For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                                 Three Months Ended                Six Months Ended
                                                                     August 31,                       August 31,
          (Amounts in millions)                                 2002              2001           2002             2001
          ------------------------------------------------------------------------------------------------------------
          Finance operation:
             Securitization income........................    $ 25.8            $ 21.4         $ 49.1          $  39.8
             Payroll and fringe benefit expenses..........       1.7               1.3            3.4              2.6
             Other direct expenses........................       2.0               1.5            3.7              2.9
                                                              --------------------------------------------------------
          Finance operation income........................      22.1              18.6           42.0             34.3

          Third-party financing fees......................       4.6               4.2            8.8              8.0
                                                              --------------------------------------------------------
          Total finance income............................    $ 26.7            $ 22.8         $ 50.8          $  42.3
                                                              ========================================================

     Finance operation income does not include any allocation of indirect costs or income. CarMax presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

6.   Securitizations

     CarMax enters into securitization transactions to finance automobile loan receivables originated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. These transfers of receivables qualify as sales; therefore, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as a reduction to selling, general and administrative expenses. See Note 4. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. The unused capacity of this program was $361.0 million at August 31, 2002, and $211.0 million at February 28, 2002. The automobile loan securitization agreements do not provide for recourse to CarMax for credit losses on the securitized receivables. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of these securitization transactions, CarMax must meet financial guidelines relating to maximum total liabilities to tangible net worth ratio, minimum debt to net worth, minimum tangible net worth to managed assets, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. The securitized receivables must meet performance levels relating to portfolio yield, default rates and delinquency rates. CarMax was in compliance with these guidelines and performance levels at August 31, 2002, and February 28, 2002.

     The total principal amount of automobile loan receivables managed was $1.75 billion at August 31, 2002, and $1.55 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of automobile loan receivables securitized was $1.72 billion at August 31, 2002, and $1.54 billion at February 28, 2002, and the principal amount of automobile loan receivables held for sale or investment was $25.1 million at August 31, 2002, and $13.9 million at February 28, 2002. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. No new public securitization transactions were completed in the first half of fiscal 2002.

     The aggregate principal amount of managed automobile loans that were 31 days or more delinquent was $26.1 million at August 31, 2002, $22.3 million at February 28, 2002 and $18.8 million at August 31,

     2001. The principal amount of defaults net of recoveries on automobile loan receivables managed totaled $4.1 million for the quarter ended August 31, 2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries on automobile loan receivables managed totaled $7.3 million for the six months ended August 31, 2002, and $4.5 million for the six months ended August 31, 2001.

     CarMax receives annual servicing fees approximating 1 percent of the outstanding principal balance of the securitized automobile loan receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to the automobile loan securitizations.

                                                                     Three Months Ended              Six Months Ended
                                                                         August 31,                     August 31,
     (Amounts in millions)                                           2002           2001           2002            2001
     --------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................  $  266.6       $  181.0        $  487.6       $  376.0
     Proceeds from collections reinvested
       in previous automobile loan securitizations..............  $  124.1       $  126.9        $  258.6       $  218.4
     Servicing fees received....................................  $    3.9       $    3.5        $    7.8       $    6.7
     Other cash flows received on retained interests*...........  $   24.1       $   16.5        $   44.1       $   29.0

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, CarMax estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk.

     The amount by which the estimated future finance income from securitized automobile loan receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $84.2 million at August 31, 2002, and $74.3 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. Gains of $18.1 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2002; gains of $14.7 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2001. Gains of $33.7 million on sales of automobile loan receivables were recorded for the six months ended August 31, 2002; gains of $27.8 million on sales of automobile loan receivables were recorded for the six months ended August 31, 2001.

     At August 31, 2002, the fair value of retained interests was $131.1 million, with a weighted-average life of 1.6 years. At February 28, 2002, the fair value of retained interests was $120.7 million, with a weighted-average life of 1.6 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                             Impact on Fair     Impact on Fair
                                            Assumptions       Value of 10%       Value of 20%
     (Dollar amounts in millions)               Used         Adverse Change     Adverse Change
     -----------------------------------------------------------------------------------------
     Prepayment rate...................      1.5%-1.6%           $ 4.4              $  8.8
     Annual default rate...............      1.0%-1.2%           $ 2.3              $  4.5
     Annual discount rate..............          12.0%           $ 1.6              $  3.1

                                  Page 9 of 26

7.   Financial Derivatives

     CarMax enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. During the second quarter of fiscal 2003, CarMax entered into three 40-month amortizing interest rate swaps with an initial notional amount totaling approximately $226.0 million. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $388.4 million at August 31, 2002, and $413.3 million at February 28, 2002. At August 31, 2002, the fair value of swaps totaled a net liability of $4.6 million and were included in accounts payable. At February 28, 2002, the fair value of swaps totaled a net liability of $841,000 and were included in accounts payable.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates. The company does not anticipate significant market risk from swaps as they are used on a monthly basis to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. CarMax mitigates credit risk by dealing with highly rated bank counterparties.

8.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances which indicate impairment arise. CarMax has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on the results of tests performed, as well as ongoing periodic assessments of goodwill, CarMax did not recognize any impairment losses. Application of the nonamortization provisions of SFAS No. 142 in the first half of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of CarMax.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.

9.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. For the three- and six-month periods ended August 31, 2001, wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and by $174.6 million for the six months ended August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and by $4.8 million for the six months ended August 31, 2001. These reclassifications had no impact on CarMax's net earnings.

10.  Subsequent Event

     CarMax was formerly a wholly owned subsidiary of Circuit City Stores, Inc. On September 10, 2002, the Circuit City Stores, Inc. shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Circuit City Stores, Inc. board of directors authorized the redemption of the Circuit City Stores, Inc. CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company.

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion, "we" and "our" refer to CarMax and our wholly owned subsidiaries, unless the context requires otherwise All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

CarMax was formerly a wholly owned subsidiary of Circuit City Stores, Inc. On September 10, 2002, the Circuit City Stores, Inc. shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Circuit City Stores, Inc. board of directors authorized the redemption of the Circuit City Stores, Inc. CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution
0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Form S-4 dated August 5, 2002. These policies relate to the calculation of the value of retained interests in securitization transactions.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and $174.6 million for the six months ended August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and $4.8 for the six months ended August 31, 2001. These reclassifications had no impact on CarMax's net earnings.

CarMax's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the CarMax business has experienced more of its net sales in the first half of the fiscal year. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Net Sales and Operating Revenues

Total sales for the second quarter of fiscal 2003 increased 15 percent to $1.08 billion from $938.9 million in last year's second quarter. For the six months ended August 31, 2002, total sales increased 14 percent to $2.08 billion from $1.82 billion in last year's first half.

Retail Vehicle Sales. Retail vehicle sales increased 15 percent to $936.7 million in the second quarter of fiscal 2003 from $813.1 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, used vehicle sales increased 18 percent to $784.8 million from $662.4 million for the same period last year, and new vehicle sales increased 1 percent to $151.9 million from $150.7 million for the same period last year. For the six months ended August 31, 2002, retail vehicle sales increased 15 percent to $1.81 billion from $1.57 billion in the prior year. For the six months ended August 31, 2002, used vehicle sales increased 19 percent to $1.52 billion from $1.28 billion last year, and new vehicle sales decreased 4 percent to $284.2 million from $296.4 million in the same period last year.

A CarMax store is included in comparable store retail sales after the store has been open for a full year. Comparable store retail vehicle dollar and unit sales for the second quarter and the first six months of fiscal years 2003 and 2002 were as follows:

   ================================ ============================== =============================
             Comparable Store            Three Months Ended              Six Months Ended
              Retail Vehicle                 August 31,                     August 31,
                                    ------------------------------ -----------------------------
               Sales Change             2002            2001           2002           2001
   -------------------------------- -------------- --------------- -------------- --------------
    Vehicle units:
   -------------------------------- -------------- --------------- -------------- --------------
         Used vehicles                   12%            22%             12%            21%
   -------------------------------- -------------- --------------- -------------- --------------
        New vehicles                      5%            12%              1%            15%
   -------------------------------- -------------- --------------- -------------- --------------
   Total                                 11%            21%             10%            20%
   -------------------------------- -------------- --------------- -------------- --------------

   Vehicle dollars:
   -------------------------------- -------------- --------------- -------------- --------------
        Used vehicles                    12%            30%             13%            29%
   -------------------------------- -------------- --------------- -------------- --------------
        New vehicles                      8%            14%              2%            18%
   -------------------------------- -------------- --------------- -------------- --------------
   Total                                 11%            27%             11%            27%
   ================================ ============== =============== ============== ==============


For the second quarter of fiscal 2003,  the overall  increase in retail sales is attributed to the 12 percent growth in comparable  store  used-unit  sales,  the three CarMax  stores opened since  February 2002 and the slight  increase in the average retail selling price for used vehicles. For the three-month period ended
August 31,  2002,  the  comparable  store  new-unit  sales were in line with the
new-car   industry's   performance   as  the   industry   benefited   from   the
re-introduction   of   zero-percent   financing   incentives   in   July.   This
second-quarter  performance  more  than  offset  the  weakness  in new car sales experienced  in the first  quarter,  which  also was in line with the  industry, delivering  comparable  store  new-unit  growth of 1 percent  for the  six-month period ended August 31, 2002.


   ================================== ================================ ================================
            Average Retail                  Three Months Ended                Six Months Ended
            Selling Prices                      August 31,                       August 31,
                                      -------------------------------- --------------------------------
                                           2002            2001             2002            2001
   ---------------------------------- --------------- ---------------- --------------- ----------------
    Used vehicles                        $15,400          $15,300         $15,400          $15,200
   ---------------------------------- --------------- ---------------- --------------- ----------------
   New vehicles                          $23,400          $22,800         $23,200          $23,000
   ---------------------------------- --------------- ---------------- --------------- ----------------
   Blended average                       $16,300          $16,300         $16,300          $16,200
   ================================== =============== ================ =============== ================

                                 Page 13 of 26


   ================================== ================================ ===============================
            Retail Vehicle                  Three Months Ended                Six Months Ended
               Sales Mix                        August 31,                       August 31,
                                      -------------------------------- -------------------------------
                                           2002            2001             2002            2001
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle units:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       89%             87%              89%             87%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        11              13               11              13
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ---------------------------------- --------------- ---------------- --------------- ---------------
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle dollars:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       84%             81%              84%             81%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        16              19               16              19
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ================================== =============== ================ =============== ===============


Wholesale Vehicle Sales. CarMax's operating strategy is to build customer confidence and satisfaction by offering only high-quality vehicles; therefore, fewer than half of the vehicles acquired through the appraisal process meet the CarMax retail standard. Those vehicles that do not meet CarMax's standards are sold at its own on-site wholesale auctions. Wholesale vehicle sales totaled $97.7 million in the second quarter of fiscal 2003, compared with $90.0 million in the same period last year. For the six months ended August 31, 2002, wholesale vehicle sales totaled $190.1 million, compared with $174.6 million in the same period last year. These increases were consistent with increased traffic at CarMax stores, the impact of which was partially offset by lower average wholesale sale prices.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and totaled $41.7 million in the second quarter of fiscal 2003, compared with $35.8 million in the same period last year. For the six months ended August 31, 2002, other sales and revenues totaled $80.7 million, compared with $69.3 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $18.1 million in the second quarter of fiscal 2003 and $14.4 million in the second quarter of fiscal 2002. For the six months ended August 31, 2002, extended warranty revenue was $34.8 million, compared with $27.9 in the same period last year. These increases in warranty revenue reflect improved penetration, a result in part of continuing enhancement of CarMax's extended warranty offer, and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service sales were $15.9 million in the second quarter of fiscal 2003, compared with $14.7 million in the same period last year. For the six months ended August 31, 2002, service sales were $31.4 million compared with $28.6 million in the same period last year. These increases in service sales reflect the overall increase in CarMax's customer base.

Processing fees were $7.7 million in the second quarter of fiscal 2003, compared with $6.7 million in the same period last year. For the six months ended August 31, 2002, processing fees were $14.5 million, compared with $12.8 million in the same period last year. Consumers are assessed a processing fee when selling a vehicle to a CarMax retail location after the appraisal process. These increases in processing fee revenue resulted from increased traffic and increased consumer response to CarMax's vehicle purchase program.

Retail Stores. In September 2002, CarMax opened a satellite superstore in Charlotte, N.C. During the second half of the year, CarMax also plans to enter the Knoxville, Tenn., market and add satellite superstores in the Chicago, Ill., and Atlanta, Ga., markets. CarMax also has announced that it plans to enter the Las Vegas, Nev., market in early March 2003, shortly after the end of fiscal 2003.

                                 Page 14 of 26

The following table provides detail on the CarMax retail stores:

       ===================================== ==================== =================== ================== ====================
                                                                                          Estimate
                    Store Mix                   Aug. 31, 2002       Aug. 31, 2001       Feb. 28, 2003       Feb. 28, 2002
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Mega superstores                               13                   13                 13                 13
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Standard superstores                           18                   16                 19                 17
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Prototype satellite stores                      5                    4                  8                  5
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Co-located new-car stores                       2                    2                  2                  2
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Stand-alone new-car stores                      2                    5                  2                  3
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Total                                          40                   40                 44                 40
       ===================================== ==================== =================== ================== ====================


Cost of Sales

The total gross profit margin was 11.5 percent of sales in the second quarter of fiscal 2003 and 11.6 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002 and 2001, the total gross profit margin was 11.7 percent of sales.

Retail Vehicle Gross Profit  Margin.  The retail vehicle gross profit margin was
9.8 percent of sales in the second quarter of fiscal 2003 versus 9.9 percent for the same period last year. For the six months ended August 31, 2002, the retail gross profit margin was 9.8 percent compared with 10.0 percent for the same period last year. In the second quarter, CarMax experienced a slight shortfall in its used average gross-margin-dollars-per-unit target partly as a result of taking selective markdowns in response to the July resumption of broad-based, zero-percent financing incentives on new cars. The slight shortfall was partially offset by the higher mix of used- to new-unit sales. Used vehicles carry a higher margin than new vehicles. The result was a retail vehicle gross profit margin that slightly declined in relation to the first six months of last fiscal year.

Wholesale Vehicle Gross Profit Margin. The wholesale vehicle gross profit margin was 4.4 percent of sales in the second quarter of fiscal 2003, compared with 4.6 percent for the same period last year. The slight decline in the wholesale gross profit margin during the second quarter of fiscal 2003, compared with the second quarter of fiscal 2002 is due to pricing adjustments in the wholesale marketplace. For the six months ended August 31, 2002, the wholesale vehicle gross profit margin was 5.5 percent, compared with 5.1 percent for the same period last year. Both the average wholesale cost and average wholesale sales price declined compared with the first six months of fiscal 2002; however, the decrease in the average wholesale sales price was less than the decrease in the average wholesale cost.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 68.0 percent of sales in the second quarter of fiscal 2003, compared with
66.6 percent for the same period last year. For the six months ended August 31, 2002 and 2001, the gross profit margin for other sales and revenues was 67.3 percent.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio was 6.6 percent of sales in the second quarter of both fiscal 2003 and 2002. For the six months ended
August 31, 2002, the ratio was 6.7 percent of sales, compared with 6.6 percent in the same period last year. The expense ratio in this year's first six months includes a higher level of expenses associated with geographic expansion, compared with last year's first six months, and $3.1 million of one-time separation costs, offset by continued above-expectation income from the finance operation. Interest income is recorded as a reduction to selling, general and administrative expenses.

                                 Page 15 of 26

Finance Income. For the second quarter and first six months of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                     Three Months Ended               Six Months Ended
                                                         August 31,                      August 31,
     (Amounts in millions)                          2002             2001           2002             2001
     ----------------------------------------------------------------------------------------------------
     Finance operation:
       Securitization income..................     $25.8            $21.4          $49.1            $39.8
       Payroll and fringe benefit expenses....       1.7              1.3            3.4              2.6
       Other direct expenses..................       2.0              1.5            3.7              2.9
                                                  --------------------------------------------------------
     Finance operation income.................      22.1             18.6           42.0             34.3

     Third-party financing fees...............       4.6              4.2            8.8              8.0
                                                  --------------------------------------------------------
     Total finance income.....................    $ 26.7            $22.8          $50.8            $42.3
                                                  ========================================================

Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the quarter ended August 31, 2002, serviced receivables averaged $1.65 billion compared with $1.37 billion for the quarter ended August 31, 2001. For the six months ended August 31, 2002, serviced receivables averaged $1.60 billion, compared with $1.32 billion for the same period last year. The principal amount of defaults net of recoveries on managed receivables totaled $4.1 million for the quarter ended August 31, 2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $7.3 million for the six months ended August 31, 2002, and $4.5 million for the six months ended August 31, 2001. Despite the weak economic environment, the managed receivables continue to perform in-line with our initial gain assumptions.

Securitization income includes the gain on sale of receivables and other income related to servicing these receivables. CarMax recorded gains on the sales of receivables totaling $18.1 million for the quarter ended August 31, 2002, compared with gains of $14.7 million for the period ended August 31, 2001. For the six months ended August 31, 2002, gains on the sales of receivables totaled $33.7 million, compared with $27.8 million for the same period last year. The increased gains on sale of receivables resulted from an increase in loan origination volume driven by increased sales. In addition, the cost of funds for the CarMax finance operation declined in the second quarter of this fiscal year compared with the first quarter of this year and the same period last year. This decline was partially offset by the decline in the interest rates for auto loans to consumers. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions were to change, or the actual results were to differ from the projected results, securitization income would be affected.

Finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll. Payroll, fringe benefit expenses and other direct expenses increased proportionately to the average managed receivable balance. Other direct expenses include collection expenses, rent and facility expenses and loan processing costs.

Fees received from arranging customer automobile financing through third parties were $0.4 million higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, fees were $0.8 million higher than the same period last year. The increase in customer fees was a result of the total increase in retail vehicle sales.

Interest Expense

Interest expense declined to $1.0 million for the second quarter of fiscal 2003 from $2.1 million in the same period last year. For the six months ended August 31, 2002, interest expense was $2.0 million, compared with

$4.6 million in the same period last year. The decline in interest expense is a result of lower average debt levels.

Income Taxes

The effective income tax rate increased to 39.5 percent for the second quarter of fiscal 2003 from 38.0 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002, the effective income tax rate was 39.5 percent, compared with 38.0 percent for the same period last year. The increase in the fiscal 2003 effective tax rate reflects CarMax's non-tax deductible separation costs of $1.3 million in the second quarter and $3.1 million in the first half of the year.

Net Earnings

Second quarter fiscal 2003 net earnings increased 16 percent to $31.7 million from $27.4 million in the second quarter of fiscal 2002. Second quarter fiscal 2003 earnings include $1.3 million of one-time, non-tax-deductible costs associated with the separation of CarMax from Circuit City Stores. Excluding the one-time separation costs, net earnings were 20 percent higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, net earnings increased 13 percent to $61.0 million from $54.0 million. Earnings for the six months ended August 31, 2002, include $3.1 million of one-time, non-tax-deductible costs associated with the separation. Excluding the one-time separation costs, net earnings increased 19 percent to $64.1 million in the first six months of fiscal 2003 compared with $54.0 million in the same period last year.

Operations Outlook

For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with three more used-car superstores scheduled to open during the second half of the fiscal year, bringing the total number of stores opened in fiscal 2003 to five.

Comparable store used-unit sales growth is a primary driver of CarMax's profitability. Given CarMax's performance in the first half of the fiscal year, it now expects second half used-unit comparable store growth in the mid- to high-single digit range.

CarMax anticipates pro forma net earnings of 95 cents to $1.00 per CarMax share, excluding approximately 8 cents per share of one-time, non-tax-deductible costs associated with the separation. Fiscal 2003 is a year of transition for CarMax as it ramps up its growth pace and assumes additional expenses related to the separation from Circuit City. The expense leverage that CarMax would expect from the used-unit comparable store growth during this fiscal year will be partially offset by increased expenses in the second half of fiscal 2003 resulting from diseconomies of scale and incremental expenses due to the separation from Circuit City and growth related costs. Increases in benefit plans, insurance and management are examples of cost increases resulting from the separation. Growth related costs include the development of a management bench for store expansion for the next two fiscal years store openings and pre-opening expenses for stores opening over the second half of the fiscal year and the first quarter of next year. In addition, other growth related costs such as training, recruiting and employee relocation for new stores also moderate the expense leverage that CarMax would expect from used unit comparable store growth this year.

For fiscal 2003, CarMax initially had anticipated that interest rates would rise above the low levels experienced in fiscal 2002 resulting in reduced yield spreads from the CarMax finance operation throughout fiscal 2003. If the current favorable interest rate environment continues, CarMax may not experience the reduction in yield spreads originally anticipated.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances which indicate impairment arise. CarMax has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on the results of tests performed, as well as ongoing periodic assessments of goodwill, CarMax did not recognize any impairment losses. Application of the nonamortization provisions of SFAS No. 142 in the first half of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of CarMax.

In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.


Financial Condition

Liquidity and Capital Resources

Operating Activities. For the first six months of fiscal 2003, CarMax generated cash from operating activities of $93.1 million. In the same period last year, CarMax generated cash from operating activities of $29.9 million. The improvement was primarily the result of CarMax's ability to better manage its inventory levels to meet sales demands.

Investing Activities. Net cash used in investing activities was $40.1 million in the six months ended August 31, 2002. In the first six months of last fiscal year, CarMax generated $87.6 million from investing activities.

CarMax capital expenditures increased to $40.1 million in the first six months of fiscal 2003, compared with $8.7 million in the first six months of fiscal 2002. The increase in CarMax capital expenditures resulted from the resumption of geographic growth, with three superstores opening since August 2001, and the planned openings of four superstores in the second half of fiscal 2003.

Proceeds from the sale of property and equipment declined to $6,000 in the first half of fiscal 2003, compared with $96.3 million in the first half of last year. Proceeds from sales of property and equipment in the first half of last year included amounts received from a sale-leaseback transaction covering nine CarMax superstore properties.

Financing Activities. Net cash provided by financing activities was $18.3 million in the first six months of fiscal 2003, compared with net cash used of $101.8 million in the first six months of last fiscal year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan. The terms for both commitments are LIBOR-based and have initial two-year terms. As of August 31, 2002, the amounts outstanding under this credit agreement were $5.2 million for the revolver and $100 million for the term loan.

The CarMax credit agreement contains covenants that, in the event of default, could trigger the acceleration of principal and interest payments and, in some events, the termination of the credit agreement, unless a waiver of such requirements is agreed to by the lenders. These covenants are similar to those found in comparable loan agreements and include: minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio; and covenants restricting additional debt or liens; payment of dividends; mergers or consolidations with, or the acquisition of all or substantially all of the assets of, another person; and making loans or other investments in excess of certain minimums. The events of default under the credit agreement include customary provisions such as failure to pay principal or interest when due and cross-default to other loan agreements, as well as a cross-default with other material agreements of CarMax where the default under such other agreement would have a material adverse effect on CarMax and a change in control of CarMax.

An $8.5 million secured promissory due in August 2002 was repaid using existing working capital. At August 31, 2002, Circuit City Stores, Inc. allocated cash and cash equivalents of $74.7 million and debt of $106.0 million to CarMax.

At August 31, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.72 billion. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. At August 31, 2002, the unused capacity of the automobile loan variable funding program was $361.0 million. At August 31, 2002, there were no provisions providing recourse to the company for credit losses on the securitized automobile loan receivables. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

In September 2002, CarMax used a portion of the proceeds from the term loan for the repayment of debt allocated by Circuit City Stores, the payment of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes. Additionally, in September 2002, CarMax entered into a sale-leaseback transaction involving three properties valued at approximately $37.6 million. The transaction was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options.

CarMax expects that proceeds from the credit agreement secured by vehicle inventory, additional credit facilities if needed, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures and working capital of the CarMax business for the foreseeable future.



                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with the separation of the CarMax business from Circuit City Stores, Inc. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the company's SEC filings, including the Circuit City Stores, Inc. Annual Report on Form 10-K/A for the year ended February 28, 2002, and the Circuit City Stores, Inc. proxy statement included in the Form S-4 (File No. 333-85240) related to the separation.

                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Receivables Risk

CarMax manages the market risk associated with the automobile installment loan portfolio of its finance operation. A portion of this portfolio has been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, is not presented on the consolidated balance sheets.

Automobile Installment Loan Receivables. At August 31, 2002, and February 28, 2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of August 31, 2002, and February 28, 2002, was as follows:


      (Amounts in millions)                       August 31         February 28
      -------------------------------------------------------------------------

      Fixed-rate securitizations...........        $1,333             $1,122
      Floating-rate securitizations
         synthetically altered to fixed....           388                413
      Floating-rate securitizations........             1                  1
      Held for investment (1)..............            11                 12
      Held for sale (1)....................            14                  2
                                                -------------------------------

      Total................................        $1,747             $1,550
                                                ===============================

      (1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. Interest rate exposure relating to the securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. CarMax does not anticipate market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Market risk is the exposure created by potential fluctuations in interest rates. Generally, changes only in interest rates do not have a material impact on CarMax's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 6 to the CarMax, Inc. consolidated financial statements for a description of these items.


                                     ITEM 4.

                             CONTROLS AND PROCEDURES


CarMax's principal executive officer and principal financial officer have evaluated the effectiveness of CarMax's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that CarMax's disclosure controls and procedures are effective. There were no significant changes in CarMax's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          CarMax is subject to various legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of CarMax.

Item 4.   Submission of Matters to a Vote of Security Holders

          On September 27, 2002, by written consent in lieu of a meeting, Circuit City Stores, Inc., the sole shareholder of all of the common stock of the Company, designated three classes of directors and elected the following persons to serve in each class:

          Class 1 Directors to serve for terms that shall expire at the annual meeting of shareholders to be held in 2003: Jeffrey E. Garten and William R. Tiefel;

          Class 2 Directors to serve for terms that shall expire at the annual meeting of shareholders to be held in 2004: Keith D. Browning, Hugh G. Robinson and Richard L. Sharp; and

          Class 3 Directors to serve for terms that shall expire at the annual meeting of shareholders to be held in 2005: W. Austin Ligon and John
          W. Snow.

          The above elections took effect on October 1, 2002.

Item 5.   Other Information

          At a meeting of the Board of Directors of the Company held on October 1, 2002, Beth A. Stewart was elected to serve as a Class 1 Director of the Company for a term that shall expire at the annual meeting of shareholders to be held in 2003.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (3) (i)  Articles of Incorporation
                        (a) CarMax,   Inc.  Amended  and  Restated  Articles  of
                            Incorporation,  effective  June 6,  2002,  filed  as
                            Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), expressly incorporated herein by this reference.

                        (b) CarMax,  Inc. Articles of Amendment,  to the Amended
                            and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax's Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), expressly incorporated herein by this reference.

               (3) (ii) Bylaws
                        (a) CarMax, Inc. Bylaws, as amended and restated October
                            1, 2002, filed as Exhibit 3.3 to CarMax's Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), expressly incorporated herein by this reference.

              (99) (i) Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99) (ii) Certification of the Chief Financial Officer Pursuant to
                        18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               CarMax filed a Form 8-K on October 3, 2002, announcing its separation from Circuit City Stores, Inc. effective 9:00 am on October 1, 2002. Included in this filing were the Amendments to the Articles of Incorporation and Bylaws.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CARMAX, INC.




                      By:   /s/ W. Austin Ligon
                            --------------------------------------
                            W. Austin Ligon
                            President and
                            Chief Executive Officer



                      By:   /s/ Keith D. Browning
                            --------------------------------------
                            Keith D. Browning
                            Executive Vice President,
                            Chief Financial Officer and
                            Corporate Secretary





October 15, 2002

I, W. Austin Ligon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CarMax, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002
                                                  /s/ W. Austin Ligon
                                                  -----------------------
                                                  W. Austin Ligon
                                                  President and
                                                  Chief Executive Officer

I, Keith D. Browning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CarMax, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002
                                                  /s/ Keith D. Browning
                                                  -----------------------
                                                  Keith D. Browning
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Corporate Secretary

                                  EXHIBIT INDEX


                      (3) (i)  Articles of Incorporation
                               (a) CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), expressly incorporated herein by this reference.

                               (b) CarMax, Inc. Articles of Amendment, to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax's Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), expressly incorporated herein by this reference.



                      (3) (ii) Bylaws
                               (a) CarMax, Inc. Bylaws, as amended and restated October 1, 2002, filed as Exhibit
                                      3.3 to  CarMax's  Current  Report  on Form
                                      8-K,  filed on  October  3, 2002 (File No.
                                      1-31420), expressly incorporated herein by this reference.

                     (99)  (i) Certification  of  the  Chief  Executive  Officer
                               Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     (99) (ii) Certification  of  the  Chief  Financial  Officer
                               Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.