Form 10-Q
period 2002-11-30
CARMAX INC
filed 2003-01-14
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2002
                                               -----------------

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

                    4900 COX ROAD, GLEN ALLEN, VIRGINIA 23060
              (Address of Principal Executive Offices and Zip Code)

                                 (804) 747-0422
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                                  No
                  -----                                   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at December 31, 2002
           -----                         ---------------------------------
Common Stock, par value $0.50                       103,111,075


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 30.

                         CARMAX, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                            No.
PART I.           FINANCIAL INFORMATION
      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 2002 and 2001          3

                     Consolidated Balance Sheets -
                     November 30, 2002, and February 28, 2002                               4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2002 and 2001                           5

                     Notes to Consolidated Financial Statements                             6

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                         14

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk            24

      Item 4.     Controls and Procedures                                                  25


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                        26

      Item 5.     Other Information                                                        26

      Item 6.     Exhibits and Reports on Form 8-K                                         26


SIGNATURES                                                                                 27
----------

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                                   28
--------------------------------------------------------


SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                                   29
--------------------------------------------------------


EXHIBIT INDEX                                                                              30
-------------


                                                   PART I. FINANCIAL INFORMATION
                                                    ITEM 1. FINANCIAL STATEMENTS



                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                          Consolidated Statements of Earnings (Unaudited)
                                          -----------------------------------------------
                                            (Amounts in thousands except per share data)


                                                      Three Months Ended                              Nine Months Ended
                                                          November 30                                    November 30
                                         ------------------------------------------      ------------------------------------------
                                         2002         %(1)         2001        %(1)         2002         %(1)    2001         %(1)
                                         ------       -----       ------      -----      ------------   ------  -------      ------


Sales and operating revenues:
    Used vehicle sales                  $ 690,318     73.7     $  590,148      69.2     $2,212,925    73.2    $1,867,758      69.7
    New vehicle sales                     117,849     12.6        148,973      17.5        402,053    13.3       445,418      16.6
    Wholesale vehicle sales                87,493      9.3         76,697       9.0        277,617     9.2       251,270       9.4
    Other sales and revenues               41,159      4.4         36,852       4.3        130,709     4.3       114,172       4.3
                                        ---------     ----     ----------      ----     ----------    ----    ----------      ----

Net sales and operating revenues          936,819    100.0        852,670     100.0      3,023,304   100.0     2,678,618     100.0
Cost of sales                             829,879     88.6        757,781      88.9      2,665,410    88.2     2,363,206      88.2
                                        ---------     ----     ----------      ----     ----------    ----    ----------      ----
Gross profit                              106,940     11.4         94,889      11.1        357,894    11.8       315,412      11.8
CarMax Auto Finance income                 19,220      2.1         18,027       2.1         61,168     2.0        52,267       2.0
    (Notes 5 and 6)

Selling, general and administrative       101,810     10.9         83,117       9.7        292,844     9.7       246,206       9.2
    expenses

Interest expense                              299        -             64        -           1,714     0.1         4,701       0.2

Interest income                               274        -             12        -             568      -             12       -
                                        ---------     ----     ----------      ----     ----------    ----    ----------      ----

Earnings before income taxes               24,325      2.6         29,747       3.5        125,072     4.1       116,784       4.4

Provision for income taxes                  9,608      1.0         11,304       1.3         49,403     1.6        44,378       1.7
                                        ---------     ----     ----------      ----     ----------    ----    ----------      ----

Net earnings                            $  14,717      1.6      $  18,443       2.2         75,669     2.5        72,406       2.7
                                        =========     ====     ==========      ====     ==========    ====    ==========      ====

Weighted average common
    shares (Note 3):
      Basic                               103,047                 102,215                  102,973               101,882
                                        =========              ==========              ===========           ===========
      Diluted                             104,516                 104,239                  104,602               103,862
                                        =========              ==========              ===========           ===========
Net earnings per share (Note 3):
      Basic                             $   0.14               $     0.18              $      0.73           $      0.71
                                        =========              ==========              ===========           ===========

      Diluted                           $   0.14               $     0.18              $      0.72           $      0.70
                                        =========              ==========              ===========           ===========



(1) Percents of net sales and operating revenues may not total due to rounding.

See accompanying notes to consolidated financial statements.




                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                                    Consolidated Balance Sheets
                                                    ---------------------------
                                                      (Amounts in thousands)


                                                                                        Nov.  30, 2002         Feb. 28, 2002
                                                                                        --------------         -------------
                                                                                         (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                                 $     31,654          $     3,286
Accounts receivable, net                                                                        59,559               50,441
Automobile loan receivables held for sale                                                       15,860                2,144
Retained interests in securitized receivables (Note 6)                                         140,530              120,683
Inventory                                                                                      401,596              399,084
Prepaid expenses and other current assets                                                        5,734                2,065
                                                                                          ------------          -----------

Total current assets                                                                           654,933              577,703

Property and equipment, net                                                                    142,840              120,976
Other assets                                                                                    23,613               21,543
                                                                                          ------------          -----------

TOTAL ASSETS                                                                              $    821,386          $   720,222
                                                                                          ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                          $    108,003          $    87,160
Accrued expenses and other current liabilities                                                  30,920               25,775
Deferred income taxes                                                                           22,927               22,009
Short-term debt                                                                                  4,485                9,840
Current installments of long-term debt                                                             826               78,608
                                                                                          ------------          -----------

Total current liabilities                                                                      167,161              223,392

Long-term debt, excluding current installments                                                 100,000                    -
Deferred revenue and other liabilities                                                          10,800                8,416
Deferred income taxes                                                                            3,244                2,935
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                              281,205              234,743

Stockholders' equity:
Common stock, $0.50 par value; 350,000,000
     shares authorized; 103,100,953 shares issued
     and outstanding at November 30, 2002                                                       51,550                    -
Capital in excess of par value                                                                 477,482                    -
Retained earnings                                                                               11,149                    -
Parent's equity                                                                                      -              485,479
                                                                                          ------------         ------------

STOCKHOLDERS' EQUITY                                                                           540,181              485,479
                                                                                          ------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    821,386          $   720,222
                                                                                          ============          ===========

See accompanying notes to consolidated financial statements




                                         CARMAX, INC. AND SUBSIDIARIES
                                         -----------------------------
                               Consolidated Statements of Cash Flows (Unaudited)
                               -------------------------------------------------
                                            (Amounts in thousands)

                                                                                     Nine Months Ended
                                                                                        November 30
                                                                              2002                    2001
                                                                          -----------             -----------
Operating Activities:
---------------------
Net earnings                                                              $   75,669              $   72,406
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                             11,950                  13,239
    Amortization of restricted stock awards                                       45                      80
    Loss on disposition of property and equipment                                118                       -
    Provision for deferred income taxes                                        1,227                   1,770
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable, net                        (9,118)                  9,594
       Increase in automobile loan receivables held
         for sale                                                            (13,716)                   (747)
       Increase in retained interests in securitized
         receivables                                                         (19,847)                (42,383)
       Increase in inventory                                                  (2,512)                 (3,873)
       (Increase) decrease in prepaid expenses and
         other current assets                                                 (3,669)                    247
       (Increase) decrease in other assets                                    (2,610)                    773
       Increase in accounts payable, accrued expenses
         and other current liabilities                                        32,820                  21,976
       Increase in deferred revenue and other liabilities                      2,384                     970
                                                                          ----------             -----------
Net cash provided by operating activities                                     72,741                  74,052
                                                                          ----------             -----------

Investing Activities:
---------------------
Purchases of property and equipment                                          (71,318)                (22,911)
Proceeds from sales of property and equipment                                 37,926                  96,344
                                                                          ----------             -----------
Net cash (used in) provided by investing activities                          (33,392)                 73,433
                                                                          ----------             -----------


Financing Activities:
---------------------
(Decrease) increase in short-term debt, net                                   (5,355)                     96
Issuance of long-term debt                                                   100,000                       -
Payments on long-term debt                                                   (77,782)               (147,344)
Equity issuances, net                                                            556                     975
Dividends paid                                                               (28,400)                      -
                                                                          ----------             -----------
Net cash used in financing activities                                        (10,981)               (146,273)
                                                                          ----------             -----------

Increase in cash and cash equivalents                                         28,368                   1,212
Cash and cash equivalents at beginning of year                                 3,286                   8,802
                                                                          ----------             -----------
Cash and cash equivalents at end of period                                $   31,654             $    10,014
                                                                          ==========             ===========


See accompanying notes to consolidated financial statements.




                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)


1.   Basis of Presentation

     On September 10, 2002, the Circuit City Stores, Inc. shareholders, which included Circuit City Group shareholders and CarMax Group shareholders, approved the separation of the CarMax business from Circuit City Stores, Inc., and the Circuit City Stores, Inc. board of directors authorized the redemption of the Circuit City Stores, Inc-CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. In addition, the CarMax board of directors approved a one-time special dividend payment of $28.4 million to Circuit City Stores on the separation date. The separation was effective October 1, 2002. Each share of CarMax
     Group Common Stock outstanding was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City
     Group Common Stock received as a tax-free distribution approximately 0.314 of a share of CarMax, Inc. common stock for each share of Circuit City
     Group Common Stock owned as of September 16, 2002, the record date of the distribution. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc. ("CarMax" or the "company"), an independent, separately traded public company. These consolidated financial statements are presented as if CarMax existed as an entity separate from the other businesses of Circuit City Stores during the periods presented.

     Circuit City Stores contributed to CarMax all of the subsidiaries and net assets that constituted the CarMax Group. CarMax includes the same businesses, assets and liabilities whose financial performance was intended to be reflected by the CarMax Group Common Stock. CarMax's assets are accounted for at the historical values carried by Circuit City Stores prior to the separation.

     In conjunction with the separation, all outstanding CarMax Group stock options and restricted stock were replaced with CarMax, Inc. stock options and restricted stock with the same terms and conditions, exercise price and restrictions as the CarMax Group stock options and restricted stock they replaced.

     The current relationship between Circuit City and CarMax is governed by a transition services agreement, under which Circuit City provides CarMax services including human resources, payroll, benefits administration, tax services, television advertising buying, computer center support and telecommunications services. These services have terms ranging from six to 24 months, with varying renewal options. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, was also executed upon separation.

2.   Accounting Policies

     CarMax's consolidated financial statements conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data were derived from the audited financial statements included in CarMax's Form S-4
     Registration Statement (S-4), Amendment No. 5, filed August 5, 2002.



3.   Net Earnings per Share

     CarMax was a wholly owned subsidiary of Circuit City Stores, Inc. during a portion of the periods presented. Unaudited earnings per share have been presented to reflect the capital structure effective with the separation of CarMax from Circuit City Stores, Inc.

     All earnings per share calculations have been computed as if the separation had occurred at the beginning of the periods presented. Basic earnings per share have been computed by dividing the net earnings of CarMax by the weighted average common shares outstanding. Diluted net earnings per share calculations have been computed by dividing the net earnings of CarMax by the sum of the weighted average common shares outstanding and dilutive potential common shares.

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations are presented below:

                                                           Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                    November 30                       November 30
     except per share data)                                2002          2001              2002            2001
     ------------------------------------------------------------------------------------------------------------

     Weighted average common shares...............      103,047         102,215           102,973         101,882
     Dilutive potential common shares:
        Options...................................        1,466           1,998             1,620           1,944
        Restricted stock..........................            3              26                 9              36
                                                    ---------------------------       ---------------------------
     Weighted average common shares
        and dilutive potential common shares......      104,516         104,239           104,602         103,862
                                                    ===========================       ===========================

     Net earnings available to common shareholders  $    14,717     $    18,443       $    75,669     $    72,406
     Basic net earnings per share.................  $      0.14     $      0.18       $      0.73     $      0.71
     Diluted net earnings per share...............  $      0.14     $      0.18       $      0.72     $      0.70


     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the shares. For the three month period ended November 30, 2002, options to purchase 1,046,510 shares of common stock at prices ranging from $19.16 to $43.44 per share were outstanding and not included in the calculation. For the three month period ended November 30, 2001, options to purchase 8,406 shares of common stock at prices ranging from $16.31 to $16.36 per share were outstanding and not included in the calculation.

4.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement is scheduled to terminate in May 2004. The termination date of the agreement will be automatically extended one year on May 17, 2003, and on each May 17 thereafter unless CarMax or either lender elects, prior to the next extension date, not to extend the agreement. The value of CarMax's eligible motor vehicle inventory must be at least 150 percent of the aggregate principal amount outstanding under the credit facility on any date. As of November 30, 2002, the amount outstanding under this credit agreement was $104.5 million. Under this agreement, CarMax must meet quarterly financial covenants relating to minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at November
     30, 2002.



5.   CarMax Auto Finance Income

     CarMax Auto Finance originates automobile loans to CarMax consumers at competitive market rates of interest. CarMax sells the majority of the loans it originates each month in a securitization transaction discussed in
     Note 6 below. The majority of the profit contribution from CarMax Auto
     Finance is generated by the spread between the interest rate charged to the consumer and the cost of funds. A gain results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     For the three and nine month periods ended November 30, 2002 and 2001, CarMax Auto Finance income was as follows:

                                                                 Three Months Ended               Nine Months Ended
                                                                     November 30                     November 30
          (Amounts in millions)                                2002              2001           2002             2001
          -----------------------------------------------------------------------------------------------------------

          Gains on sales of loans.........................    $15.9             $15.6         $ 49.6            $43.3
                                                              -------------------------------------------------------

          Other income....................................      6.8               5.5           22.2             17.6
                                                              -------------------------------------------------------

          Direct expenses:
             Payroll and fringes expense..................      1.7               1.5            5.1              4.1
             Other direct expenses........................      1.8               1.6            5.5              4.5
                                                              -------------------------------------------------------
          Total direct expenses...........................      3.5               3.1           10.6              8.6
                                                              -------------------------------------------------------

          CarMax Auto Finance income......................    $19.2             $18.0          $61.2            $52.3
                                                              =======================================================

     Other income includes servicing fee income and interest income. CarMax Auto
     Finance income does not include any allocation of indirect costs or income.
     CarMax presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are retail store expenses, retail financing commissions and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

6.   Securitizations

     The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CarMax Auto Finance. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose subsidiary that transfers an undivided interest in the receivables to a group of third party investors. The special purpose entity and investors have no recourse to the company's assets for the principal amount of the loans. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. This frees up capacity in the warehouse facility. In a public securitization, a pool of automobile loan receivables are sold to a bankruptcy-remote special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. The earnings impact of moving receivables from the warehouse facility to a public securitization is not expected to be material to the operations of the company.

     The transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards (SFAS) 140, "Accounting for
     Transfers and Servicing of Financial Assets and Extinguishments of
     Liabilities." The company recognizes a gain or loss on the sale of the receivables when the receivables are securitized as described in Note 5 above.

                                        Three Months Ended              Nine Months Ended
                                            November 30                    November 30
     (Amounts in millions)              2002           2001           2002            2001
     --------------------------------------------------------------------------------------
     Net loans originated..........  $  301.2       $  229.6        $  895.3       $  713.9
     Loans sold....................  $  292.2       $  241.5        $  875.1       $  715.1
     Gains on sales of loans.......  $   15.9       $   15.6        $   49.6       $   43.3

     Retained Interests. The company retains various interests in the automobile loan receivables that it securitizes. The retained interests, presented on the company's balance sheet, serve as a credit enhancement for the benefit of the investors in the securitized receivables. These retained interests include the present value of the expected residual cash flows on the securitized receivables ("interest-only strip receivables"), the restricted cash on deposit in various reserve accounts and an undivided ownership interest in the receivables securitized through the warehouse facility
     ("required excess receivables"). The special purpose entities and the investors have no recourse to the company's assets beyond the retained interests. The value of the retained interests may fluctuate depending upon the performance of the securitized receivables. Retained interests balances at November 30, 2002 and 2001, and at February 28, 2002 and 2001, consisted of the following:


                                                  As of November 30              As of February 28
     (Amounts in millions)                       2002           2001           2002            2001
     -----------------------------------------------------------------------------------------------
     Interest-only strip receivables........  $   83.1       $   78.2        $   74.3       $   42.0
     Restricted cash........................      39.2           31.9            34.7           23.6
     Required excess receivables............      18.2            6.4            11.7            8.5
                                              ------------------------------------------------------
     Total..................................  $  140.5       $  116.5        $  120.7       $   74.1
                                              ======================================================

     The retained interests had a weighted average life of 1.6 years as of November 30, 2002 and February 28, 2002. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by summing the product (a), the sum of the principal collections expected in each future period, times (b), the number of periods until collection, and then dividing that total by (c), the initial principal balance.

     Interest-only strip receivables. Interest-only strip receivables represent the present value of residual cash flows CarMax expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's projections of key factors, such as finance charge income, default rates, pre-payment rates and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from these projections. Management evaluates the performance of the receivables relative to the initial assumptions on a regular basis. Any financial impact resulting from an adverse change in performance is recognized in the period in which it occurs.


     Restricted cash. Restricted cash represents amounts on deposit in various reserve accounts established for the benefit of the securitization investors. The amounts on deposit in the reserve accounts are used to pay various amounts, including principal and interest to investors, in the event that the cash generated by the securitized receivables in a given period is insufficient to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to CarMax. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released through the special purpose entity to CarMax. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. Generally, restricted cash reserves range between 2.0% and 2.5% of managed receivables.

     Required excess receivables. The warehouse facility requires that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.

     Key Assumptions Used in Measuring Retained Interests and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at November 30, 2002, and a sensitivity analysis showing the hypothetical effect on the interest-only strip receivables if there were unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                           Impact on Fair       Impact on Fair
                                         Assumptions        Value of 10%         Value of 20%
     (Dollar amounts in millions)           Used           Adverse Change       Adverse Change
     -----------------------------------------------------------------------------------------
     Prepayment rate................     1.5%-1.6%             $ 4.5                $  9.2
     Cumulative default rate........     1.8%-2.1%             $ 2.3                $  4.7
     Annual discount rate...........         12.0%             $ 1.6                $  3.2

     Prepayment rate. CarMax uses the Absolute Prepayment Model or "ABS" to estimate prepayments. This model assumes a rate of prepayment each month relative to the original number of receivables in a pool of receivables.
     ABS further assumes that all the receivables are the same size and amortize at the same rate and that each receivable in each month of its life will either be paid as scheduled or prepaid in full. For example, in a pool of receivables originally containing 10,000 receivables, a 1 percent ABS rate means that 100 receivables prepay each month.

     Cumulative default rate. Cumulative default rate or "static pool" net losses are calculated by dividing the total projected future credit losses of a pool of receivables by the original pool balance. The cumulative default rate of 1.8% - 2.1% is comparable to the annualized loss rate of 1.0% - 1.2% previously presented. Annualized losses represent annual losses expressed as a percentage of the average receivable balance. This change in the previous presentation does not represent a change in the assumptions used or expected performance of the receivables.


     CarMax's Continuing Involvement with Securitized Receivables. CarMax continues to manage the automobile loan receivables that it securitizes.
     CarMax receives servicing fees of approximately 1 percent of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate
     CarMax for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded. CarMax is at risk for the retained interests in the securitized receivables. If the securitized receivables do not perform as originally projected, the value of the retained interests would be impacted. The assumptions used to value the retained interests, as well as a sensitivity analysis, are detailed in the "Key Assumptions Used in Measuring Retained Interests and Sensitivity Analysis " section of this footnote. Supplemental information about the managed receivables is noted below:



                                                                    As of November 30              As of February 28
          (Amounts in millions)                                  2002              2001           2002           2001
          -------------------------------------------------------------------------------------------------------------
          Loans securitized............................        $1,760.0          $1,446.3       $1,489.4       $1,215.4
          Loans held for sale or investment............            34.0              10.1           13.9           11.6
                                                               --------------------------------------------------------
          Ending managed receivables...................        $1,794.0          $1,456.4       $1,503.3       $1,227.0
                                                               ========================================================
          Accounts 31+ days past due...................        $   25.9          $   21.6       $   22.3       $   18.1
          Past due accounts as a percentage of
             ending managed receivables................            1.4%              1.5%           1.5%           1.5%


                                                                   Three Months Ended               Nine Months Ended
                                                                       November 30                     November 30
          (Amounts in millions)                                   2002             2001            2002           2001
          ---------------------------------------------------------------------------------------------------------------
          Average managed receivables......................     $1,748.8         $1,439.7        $1,651.7       $1,361.7
          Credit losses on managed receivables.............          4.9              3.8            12.3            8.3
          Annualized losses as a percentage of
               average managed receivables.................         1.1%             1.1%            1.0%           0.8%


     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations.

                                                                     Three Months Ended              Nine Months Ended
                                                                        November 30                     November 30
     (Amounts in millions)                                            2002       2001               2002          2001
     ------------------------------------------------------------------------------------------------------------------
      o  Proceeds from new securitizations......................   $  254.0     $193.7            $ 741.6      $  569.7
      o  Proceeds from collections reinvested in
             revolving period securitizations...................   $  105.6     $132.3            $ 364.2      $  350.7
      o  Servicing fees received................................   $    4.5     $  3.7            $  12.3      $   10.4
      o  Other cash flows received from retained interests:
             Interest-only strip receivables....................   $   15.0     $ 13.2            $  49.0      $   32.8
             Cash reserve releases..............................   $    3.0     $  3.5            $  13.1      $   12.9

     Proceeds from new securitizations. Proceeds from new securitizations represent receivables newly securitized through the warehouse facility during the period. Receivables initially securitized through the warehouse facility that are periodically sold in publicly underwritten offers are not considered new securitizations for this table.

     Proceeds from collections. Proceeds from collections reinvested in revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility which are used to fund new originations.

     Servicing fees. Servicing fees received represent cash fees paid to CarMax to service the securitized receivables.

     Other cash flows received from retained interests. Other cash flows received from retained interests represent cash received by CarMax from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to CarMax from restricted cash accounts.

     Financial Covenants and Performance Triggers. The securitization agreements include various financial covenants and performance tests. CarMax must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. The securitized receivables must meet performance tests relating to portfolio yield, default rates and delinquency rates. If these financial covenants and / or performance tests are not met, in addition to other consequences, CarMax may be unable to continue to securitize receivables through the warehouse facility or be terminated as servicer under the public securitizations.
     CarMax was in compliance with these financial covenants and the securitized receivables were in compliance with these performance tests at November 30, 2002.

7.   Financial Derivatives

     CarMax enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs in the warehouse facility to fixed-rate obligations to better match funding costs to the receivables being securitized. During the third quarter of fiscal 2003, CarMax entered into two 40-month amortizing interest rate swaps with an initial notional amount totaling approximately $191.0 million. The amortized notional amount of the CarMax interest rate swaps was reduced in the third quarter in conjunction with the replacement of variable-rate securities in the warehouse facility with a $500 million fixed-rate public securitization that was completed in December 2002. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $102.0 million at November 30, 2002, and $413.3 million at February 28, 2002. At November 30, 2002, the fair value of swaps totaled a net asset of $0.2 million and was included in other current assets. At February 28, 2002, the fair value of swaps totaled a net liability of $0.8 million and was included in accounts payable.

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

8.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS
     No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. CarMax does not expect the application of the provisions of SFAS No.
     143 to have an impact on the financial position, results of operations or cash flows of the company.

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



     Restructuring)." It is effective for exit or disposal activities initiated after December 31, 2002. CarMax does not expect the application of the provisions of SFAS No. 146 to have an impact on the financial position, results of operations or cash flows of the company.

9.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. For the three and nine month periods ended November
     30, 2001, wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $76.7 million for the quarter ended November 30, 2001, and by $251.3 million for the nine months ended
     November 30, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.2 million for the quarter ended November 30, 2001, and by $7.1 million for the nine months ended November 30, 2001. Also, effective in the third quarter of fiscal 2003, third party finance fees have been reclassified and reported in net sales and operating revenues. In previous periods, third party finance fees were recorded as a reduction to selling, general and administrative expenses. The reclassification of third party finance fees increased sales and selling, general and administrative expenses by $3.9 million for the quarter ended November 30, 2001, and $11.9 million for the nine months ended November 30, 2001. Also, effective in the third quarter of fiscal 2003, the company presents CarMax Auto Finance income separately in the Consolidated Statements of Earnings. Previously, CarMax Auto Finance income was recorded as a reduction to selling, general and administrative expenses. The reclassification of CarMax Auto Finance income increases selling, general and administrative expenses by $18.0 million for the quarter ended November 30, 2001, and $52.3 million for the nine months ended November 30, 2001. These reclassifications had no impact on CarMax's net earnings.


                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

In this discussion, "we", "our", "CarMax" and "the company" refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.
All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

Percents in the tables may not total due to rounding.

CarMax was formerly a wholly owned subsidiary of Circuit City Stores, Inc.
("Circuit City Stores"). On September 10, 2002, the Circuit City Stores shareholders, which included Circuit City Group shareholders and CarMax Group shareholders, approved the separation of the CarMax Group from Circuit City
Stores and the Circuit City Stores board of directors authorized the redemption of the Circuit City Stores, Inc.-CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common
Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in CarMax's Form S-4
Registration Statement (S-4), Amendment No. 5, filed August 5, 2002 (the "Form
S-4"). These policies relate to the calculation of the value of retained interests in securitization transactions.

RESULTS OF OPERATIONS

Reclassifications. Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $76.7 million for the quarter ended
November 30, 2001, and $251.3 million for the nine months ended November 30, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.2 million for the quarter ended November, 2001, and $7.1 million for the nine months ended November 30, 2001. Also effective in the third quarter of fiscal
2003, third party finance fees have been reclassified and reported in net sales and operating revenues. In previous periods, third party finance fees were recorded as a reduction to selling, general and administrative expenses. The reclassification of third party finance fees increased sales and selling, general and administrative expenses by $3.9 million for the quarter ended
November 30, 2001, and $11.9 million for the nine months ended November 30, 2001. Also effective in the third quarter of fiscal 2003, the company presents
CarMax Auto Finance income separately in the Consolidated Statements of Earnings. Previously, CarMax Auto Finance income was recorded as a reduction to selling, general and administrative expenses. The reclassification of CarMax
Auto Finance income increases selling, general and administrative expenses by $18.0 million for the quarter ended November 30, 2001, and $52.3 million for the nine months ended November 30, 2001. These reclassifications had no impact on CarMax's net earnings.


Seasonality. CarMax's operations, in common with other retailers in general, are subject to seasonal influences. Historically, CarMax has experienced more of its net sales in the first half of the fiscal year. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Net Sales and Operating Revenue

Total sales for the third quarter of fiscal 2003 increased 10 percent to $936.8 million from $852.7 million in last year's third quarter. For the nine months ended November 30, 2002, total sales increased 13 percent to $3.02 billion from $2.68 billion in last year's first nine months.

                                            Three Months Ended November 30             Nine Months Ended November 30
(Amounts in millions)                        2002        %      2001       %            2002        %      2001     %
----------------------------------------------------------------------------------------------------------------------
Used vehicle sales....................      $690.3            $590.1                  $2,212.9         $1,867.8
New vehicle sales.....................       117.8             149.0                     402.1            445.4
                                           ---------------------------------------------------------------------------
Total retail vehicle sales............       808.1   86.3      739.1    86.7           2,615.0    86.5  2,313.2   86.4
                                           ---------------------------------------------------------------------------


Wholesale vehicle sales...............         87.5   9.3       76.7     9.0             277.6     9.2    251.3    9.4
                                           ---------------------------------------------------------------------------

Other sales and revenues:
   Extended warranty..................        16.6              13.1                      51.5             41.0
   Service department sales...........        13.9              14.0                      45.2             42.5
   Processing fees....................         7.0               5.9                      21.5             18.7
   Third party financing fees........          3.7               3.9                      12.5             11.9
                                           ---------------------------------------------------------------------------
Total other sales and revenues........        41.2    4.4       36.9     4.3             130.7     4.3    114.1    4.3
                                           ---------------------------------------------------------------------------

Total net sales and operating
  revenues............................      $936.8  100.0     $852.7   100.0          $3,023.3   100.0 $2,678.6  100.0
                                           ===========================================================================


Total Retail Vehicle Sales. Comparable store used unit sales growth is a primary driver of CarMax's profitability. For the third quarter and nine months ended
November 30, 2002, the overall increase in retail sales is attributed to the growth in comparable store used unit sales and the five CarMax stores opened since February 2002. For the third quarter, we were able to achieve comparable store used unit sales growth of 8 percent on top of last year's exceptional 29 percent. For the nine months ended November 30, 2002, we had comparable store used unit sales growth of 11 percent on top of last year's nine months' 24 percent. For the three month and nine month periods ended November 30, 2002, the comparable store new unit sales were down. This was generally in line with the new car industry's performance as that industry continued to struggle with comparisons to the unprecedented traffic driven by zero-percent financing promotions utilized in last year's third quarter.

A CarMax store is included in comparable store retail sales after the store has been open for a full year (in the stores' fourteenth month of operation).
Comparable store retail vehicle unit and dollar sales for the third quarter and the first nine months of fiscal years 2003 and 2002 were as follows:

                                                        Three Months Ended              Nine Months Ended
                                                            November 30                    November 30
                                                        2002           2001           2002            2001
                                                    --------------------------     --------------------------
             Vehicle units:
                Used vehicles.....................        8 %            29%            11 %            24%
                New vehicles......................      (16)%            46%            (5)%            24%
             Total................................        5 %            31%             9 %            24%

             Vehicle dollars:
                Used vehicles.....................        8 %            36%            11 %            31%
                New vehicles......................      (17)%            51%            (4)%            28%
             Total................................        3 %            38%             9 %            30%






Supplemental information related to vehicle sales follows:

             Retail Vehicle Units Sold (in thousands):
             -----------------------------------------

                                                        Three Months Ended              Nine Months Ended
                                                            November 30                    November 30
                                                        2002           2001           2002            2001
                                                    --------------------------     --------------------------
             Used vehicles........................       45.3           38.7           143.4          122.2
             New vehicles.........................        5.0            6.4            17.3           19.2
                                                    --------------------------     --------------------------
             Total................................       50.3           45.1           160.7          141.4
                                                    ==========================     ==========================

             Average Retail Selling Prices (in thousands):
             ---------------------------------------------

                                                        Three Months Ended              Nine Months Ended
                                                            November 30                    November 30
                                                        2002           2001           2002            2001
                                                    --------------------------     --------------------------
             Used vehicles........................      $15.2          $15.1           $15.4          $15.2
             New vehicles.........................      $23.2          $23.5           $23.2          $23.1
             Blended average......................      $16.0          $16.3           $16.2          $16.3

             Retail Vehicle Sales Mix:
             -------------------------
                                                        Three Months Ended              Nine Months Ended
                                                            November 30                    November 30
                                                        2002           2001           2002            2001
                                                    --------------------------     --------------------------
             Vehicle units:
                Used vehicles.....................        90%            86%             89%            86%
                New vehicles......................        10             14              11             14
                                                    --------------------------     --------------------------
             Total................................       100%           100%            100%           100%
                                                    ==========================     ==========================

             Vehicle dollars:
                Used vehicles.....................        85%            80%             85%            81%
                New vehicles......................        15             20              15             19
                                                    --------------------------     --------------------------
             Total................................       100%           100%            100%           100%
                                                    ==========================     ==========================

Wholesale Vehicle Sales. CarMax's operating strategy is to build customer confidence and satisfaction by offering high-quality vehicles; therefore, fewer than half of the vehicles acquired through the appraisal process meet CarMax standards for reconditioning and subsequent retail sale. Those vehicles that do not meet CarMax's standards are sold at its own on-site wholesale auctions.
Wholesale vehicle sales totaled $87.5 million in the third quarter of fiscal
2003, compared with $76.7 million in the same period last year. For the nine months ended November 30, 2002, wholesale vehicle sales totaled $277.6 million, compared with $251.3 million in the same period last year. These increases resulted from increased consumer response to CarMax's vehicle appraisal offer, the impact of which was partially offset by lower average wholesale sale prices.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales, processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and third party financing fees. These totaled $41.2 million in the third quarter of fiscal 2003, compared with $36.9 million in the same period last year. For the nine months ended November 30, 2002, other sales and revenues totaled $130.7 million, compared with $114.1 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $16.6 million in the third quarter of fiscal 2003 compared with $13.1 million in the third quarter of fiscal 2002. For the nine months ended November 30, 2002, extended warranty revenue was $51.5 million, compared with $41.0 million in the same period last year. These increases in warranty revenue reflect improved penetration, a result in part of continuing enhancement of CarMax's extended warranty offer, and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service department sales were $13.9 million in the third quarter of fiscal 2003, compared with $14.0 million in the same period last year. The slight decrease is a result of the initial roll-out of our new electronic repair order system to many of our stores in the third quarter. For months when roll-outs occur, store service sales are negatively impacted due to technician training time requirements. For the nine months ended November 30, 2002, service sales were $45.2 million compared with $42.5 million in the same period last year. The increase in service department sales for the nine months ended November 30, 2002, reflects the overall increase in CarMax's customer base, offset by the initial effect of the roll-out of the new electronic repair order system to many of our stores.

Processing fees were $7.0 million in the third quarter of fiscal 2003, compared with $5.9 million in the same period last year. For the nine months ended November 30, 2002, processing fees were $21.5 million, compared with $18.7 million in the same period last year. Consumers are assessed a processing fee when selling a vehicle to a CarMax retail location. These fees are designed to cover some of the cost of CarMax's appraisal and purchasing operations. These increases in processing fee revenue resulted from increased consumer response to CarMax's vehicle appraisal offer.

Third party financing fees represent fees received from third party lenders who finance CarMax customers' automobile loans. For the third quarter of fiscal
2003, third party financing fees were $3.7 million, compared with $3.9 million for the same period last year. The decrease in the three months ended November
30, 2002 is a result of the decline in new car sales as compared to November 30, 2001. Since some third party financing fees are derived from the sale of new cars, the decline in these fees was expected based on the decline in new car sales. Also contributing to the decline in third party financing fees was an increase in market share that CarMax Auto Finance captured from the third party lender to prime customers. During the quarter, CarMax Auto Finance reduced its retail interest rates to become more competitive. For the nine months ended
November 30, 2002, third party finance fees were $12.5 million, compared with $11.9 million for the same period last year. The increase in third party financing fees for the nine months ended November 30, 2002, was a result of the total increase in retail vehicle sales.

Retail Stores. In the third quarter, CarMax opened a standard superstore in Knoxville, Tenn., and a satellite superstore in Charlotte, NC. During the fourth quarter, CarMax plans to add satellite superstores in the Chicago, Ill., and Atlanta, Ga., markets. CarMax also plans to open its Las Vegas, Nev., superstore, originally planned to open in February 2003, in early March 2003.

The following table provides detail on the CarMax retail stores:


                                                  Estimate
                    Store Mix                   Feb. 28, 2003       Nov. 30, 2002       Feb. 28, 2002    Nov. 30, 2001
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Mega superstores                               13                  13                  13                 13
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Standard superstores                           19                  19                  17                 16
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Prototype satellite stores                      8                   6                   5                  4
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Co-located new car stores                       2                   2                   2                  2
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Stand-alone new car stores                      2                   2                   3                  4
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Total                                          44                  42                  40                 39
       ===================================== ==================== =================== ================== ====================


Gross Profit Margin

The total gross profit margin was 11.4 percent of sales in the third quarter of fiscal 2003 and 11.1 percent for the third quarter of fiscal 2002. For the nine months ended November 30, 2002 and 2001, the total gross profit margin was 11.8 percent of sales.

Retail Vehicle Gross Profit Margin. The retail vehicle gross profit margin was
9.7 percent of retail vehicle sales in the third quarter of fiscal 2003 versus
9.2 percent for the same period last year. For the nine months ended November
30, 2002 and 2001, the retail gross profit margin was 9.8 and 9.7 percent, respectively.

Used Vehicle Gross Profit Margin. The used vehicle gross profit margin was 10.6 percent of used vehicle sales in the third quarter of fiscal 2003 versus 10.4 percent for the same period last year. The increase in used vehicle gross profit margin reflects the continued improvement of our proprietary inventory management and pricing system which allows us to turn our inventory rapidly. In addition, the rapid decline of the wholesale market in fiscal 2002 after September 11, 2001, negatively impacted the used vehicle gross margin in the third quarter of fiscal 2002. For the nine months ended November 30, 2002, the used vehicle gross profit margin was 10.8 percent compared with 10.9 percent for the same period last year.

New Vehicle Gross Profit Margin. The new vehicle gross profit margin was 4.4 percent of new vehicle sales in the third quarter of fiscal 2003 versus 4.6 percent for the same period last year. For the nine months ended November 30, 2002, the new vehicle gross profit margin was 4.2 percent compared with 4.7 percent for the same period last year. The new car margin decline reflects an increased competitive environment in new cars in the third quarter compared with the same period in the prior year, requiring more aggressive pricing in order to drive sales unit volume.

Wholesale Vehicle Gross Profit Margin. The wholesale gross margin covers the costs of operating the auctions and their related costs. The wholesale vehicle gross profit margin was 3.6 percent of wholesale sales in the third quarter of fiscal 2003, compared with 3.2 percent for the same period last year. For the nine months ended November 30, 2002, the wholesale vehicle gross profit margin was 4.9 percent, compared with 4.5 percent for the same period last year. For the three months and nine months ended November 30, 2002, the increase in the wholesale vehicle gross profit margin over the same periods of fiscal 2002 reflects the negative impact of the rapid decline in the wholesale market in fiscal 2002 after September 11, 2001.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 62.5 percent of other sales and revenues in the third quarter of fiscal
2003, compared with 65.6 percent for the same period last year. For the nine months ended November 30, 2002 , the gross profit margin for other sales and revenues was 68.0 percent, compared with 69.1 percent for the same period last year. The decrease in the other gross profit margin is due to increased costs incurred by the service department and relatively flat sales as compared to the third quarter of fiscal 2001. The flat growth and increased costs during the third quarter reflects the initial effect of the roll-out of our new electronic repair order system to many of our stores. In months when roll-outs occur, store service sales and costs are impacted. The electronic repair order system enhances our reconditioning efficiency and is expected to enhance the service department and improve customer service.

CarMax Auto Finance Income

CarMax Auto Finance ("CAF") is a division of CarMax with operations located in Kennesaw, Ga. CAF's lending business is limited to providing prime auto loans for CarMax's new and used car sales. Because the purchase of an automobile is traditionally reliant on the consumer's ability to obtain on-the-spot financing, it is important to CarMax's business that such financing be available to credit-worthy customers. While this financing can also be obtained from third party sources, CarMax is concerned that total reliance on such sources can create an unacceptable volatility and business risk. Furthermore, we believe that the CarMax processes, systems, transparency of CarMax pricing and vehicle quality provide a unique and ideal environment to procure high-quality auto loan receivables. CAF provides CarMax with the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third party finance sources.

CAF income does not include any allocation of indirect costs or income. CarMax presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are retail store expenses, retail financing commissions and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

For the third quarter and first nine months of fiscal 2003 and 2002, CarMax Auto
Finance income was as follows:

                                            Three Months Ended November 30            Nine Months Ended November 30
(Amounts in millions)                         2002      %      2001       %              2002     %      2001        %
----------------------------------------------------------------------------------------------------------------------
Gains on sales of loans (1)...........     $  15.9    5.4    $ 15.6     6.5           $  49.6   5.7    $ 43.3      6.1
                                           ---------------------------------------------------------------------------

Other income (2)......................         6.8    1.6       5.5     1.5              22.2   1.8      17.6      1.7
                                           ----------------------------------------------------------------------------

Direct expenses (2)
     Payroll and fringes expense......        1.7     0.4       1.5     0.4               5.1   0.4      4.1       0.4
     Other direct expenses............        1.8     0.4       1.6     0.4               5.5   0.4      4.5       0.4
                                           ---------------------------------------------------------------------------
Total direct expenses.................        3.5     0.8       3.1     0.9              10.6   0.9      8.6       0.8
                                           ---------------------------------------------------------------------------

Total income (3)......................     $ 19.2     2.1    $ 18.0     2.1           $  61.2   2.0    $52.3       2.0
                                           ===========================================================================

Average managed receivables...........     $1,748.8          $ 1,439.7                $ 1,651.7        $1,361.7
Loans sold............................     $  292.2          $   241.5                $   875.1        $  715.1
Net sales and operating revenues......     $  936.8          $   852.7                $ 3,023.3        $2,678.6

(1) Percent of loans sold
(2) Annualized percent of averaged managed receivables
(3) Percent of net sales and operating revenues

Key Accounting Policies. CAF originates automobile loans to CarMax consumers at competitive market rates of interest. CarMax sells the majority of the loans it originates each month in a securitization transaction as described in Note 6 to CarMax's consolidated financial statements. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the consumer and the cost of funds. A gain results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

CarMax Auto Finance Performance. For the three months ended November 30,
2002, gains on the sales of loans were flat compared to the same period in the prior year. Increases in loans sold driven by higher vehicle sales were partially offset by an expected decrease in yield spreads. For the nine months ended November 30, 2002, gains on sales of loans increased by $6.3 million. This increase resulted from an increase in loans sold driven by higher sales volumes, partially offset by a decrease in yield spreads. Other income and total direct expenses for the three and nine month periods ended November 30, 2002, increased proportionately to the increase in the managed receivables balance.

Managed Receivable Performance. CarMax is at risk for the performance of the securitized receivables managed to the extent that it maintains a retained interest in the receivables. Detail concerning the assumptions used to value the retained interests and its sensitivity to adverse changes in the performance of the managed receivables are included in Note 6 to CarMax's consolidated financial statements. Information on CarMax's portfolio of managed receivables is included below:






                                                                    As of November 30               As of February 28
          (Amounts in millions)                                  2002              2001           2002            2001
           -------------------------------------------------------------------------------------------------------------
           Loans securitized..............................     $1,760.0         $1,446.3        $1,489.4       $1,215.4
           Loans held for sale or investment..............         34.0             10.1            13.9           11.6
                                                              ----------------------------------------------------------
           Ending managed receivables.....................     $1,794.0         $1,456.4        $1,503.3       $1,227.0
                                                                ========================================================
           Accounts 31+ days past due.....................     $   25.9         $   21.6        $   22.3       $   18.1
           Past due accounts as a percentage of
              ending managed receivables..................         1.4%             1.5%            1.5%           1.5%


                                                                   Three Months Ended               Nine Months Ended
                                                                       November 30                     November 30
          (Amounts in millions)                                  2002              2001           2002            2001
          --------------------------------------------------------------------------------------------------------------
          Average managed receivables......................     $1,748.8         $1,439.7        $1,651.7       $1,361.7
          Credit losses on managed receivables.............     $    4.9         $    3.8        $   12.3       $    8.3
          Annualized losses as a percentage of
               average managed receivables.................         1.1%             1.1%            1.0%           0.8%


Delinquencies (the percentage of accounts greater than 31 days past due) and annualized loss rates are impacted by seasonal trends. Delinquencies are generally at their peak in the late fall and winter months. Annualized losses peak in the winter and early spring months. Average delinquencies and annualized losses are also impacted by the growth rate of the portfolio. When the average age of the loans in the portfolio increases, the portfolio tends to experience higher losses and delinquencies.

The increase in losses as a percent of managed receivables for the nine months ended November 30, 2002, over the prior year resulted from a slow down in the growth rate of CarMax's portfolio combined with general economic factors. The growth rate of CarMax's portfolio has moderated over the last two years. CarMax also experienced higher loss rates in the first six months of the year due primarily to depressed wholesale values which lead to lower recovery rates on repossessed vehicles.

If the managed receivables do not perform in accordance with the assumptions
CarMax uses in recording gains on sales, earnings could be impacted. Despite the weak economic environment, the managed receivables continue to perform in line with our initial gain assumptions.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio was 10.9 percent of sales in the third quarter of fiscal 2003 and 9.7 percent of sales in the third quarter of fiscal 2002. The increase in the expense ratio for the third quarter of fiscal 2003 versus the third quarter of last fiscal year reflects the one-time separation costs of $4.5 million, the expenses associated with the ramping up of our geographic growth including pre-opening expenses, training and recruiting, and incremental expenses caused by diseconomies of scale resulting from the separation from Circuit City. These expenses include higher insurance costs and health and welfare benefit costs. For the nine months ended November
30, 2002, the ratio was 9.7 percent of sales, compared with 9.2 percent in the same period last year. The expense ratio in this year's first nine months includes a higher level of expenses associated with geographic expansion, $7.6 million of one-time separation costs and the incremental expenses related to the diseconomies of scale discussed above.

Interest Expense

Interest expense increased to $0.3 million for the third quarter of fiscal 2003 from $0.1 million in the same period last year. For the nine months ended
November 30, 2002, interest expense was $1.7 million, compared with $4.7 million in the same period last year. The decline in interest expense for the nine months ended November 30, 2002, is a result of lower average debt levels and lower cost of funds.


Income Taxes

The effective income tax rate increased to 39.5 percent for the third quarter of fiscal 2003 from 38.0 percent for the third quarter of fiscal 2002. For the nine months ended November 30, 2002, the effective income tax rate was 39.5 percent, compared with 38.0 percent for the same period last year. The increase in the fiscal 2003 effective tax rate reflects CarMax's non-tax deductible separation costs of $4.5 million in the third quarter and $7.6 million in the first nine months of the year.

Net Earnings

Third quarter fiscal 2003 net earnings decreased 20 percent to $14.7 million from $18.4 million in the third quarter of fiscal 2002. Third quarter fiscal
2003 earnings include $4.5 million of one-time, non-tax-deductible costs associated with the separation of CarMax from Circuit City. Excluding the one-time separation costs, net earnings were 4 percent higher in the third quarter of fiscal 2003 than the same period last year. For the nine months ended
November 30, 2002, net earnings increased 5 percent to $75.7 million from $72.4 million. Earnings for the nine months ended November 30, 2002, include $7.6 million of one-time, non-tax-deductible costs associated with the separation.
Excluding the one-time separation costs, net earnings increased 15 percent to $83.3 million in the first nine months of fiscal 2003 compared with $72.4 million in the same period last year.

Operations Outlook

For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in late fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with two more used car superstores scheduled to open during the fourth quarter of the fiscal year, bringing the total number of stores opened in fiscal 2003 to five.

Comparable store used unit sales growth is a primary driver of CarMax's profitability. For the fourth quarter, we expect used unit comparable store growth in the range of 4 percent to 7 percent, which would meet our forecast for mid- to high- single-digit used unit comparable store growth in the second half.

For fiscal 2003, CarMax anticipates pro forma net earnings of 95 cents to $1.00 per CarMax share, excluding approximately 8 cents per share of one-time, non-tax-deductible costs associated with the separation from Circuit City.
Fiscal 2003 has been a year of transition for CarMax as it ramps up its growth pace and assumes additional expenses related to the separation. The expense leverage that CarMax would expect from the used unit comparable store growth during this fiscal year has been and will continue to be partially offset by increased expenses resulting from diseconomies of scale, incremental expenses due to the separation from Circuit City and costs related to the growth in the number of CarMax stores. Increases in benefit plan costs, insurance and management are examples of cost increases resulting from the separation. Growth related costs include the development of a management bench for store expansion for the next two fiscal years and pre-opening expenses for stores opening during the fourth quarter of this fiscal year and the first half of next year. In addition, other growth related costs such as training, recruiting and employee relocation for new stores also moderate the expense leverage that CarMax would expect from used unit comparable store growth this year.

For fiscal 2003, CarMax initially had anticipated that the cost of funds for CAF would be higher than in fiscal 2002 and therefore, the spread between the cost of funds and the interest rate paid by consumers would be lower in fiscal 2003, resulting in lower CAF income. Based on the continued favorable interest rate environment in fiscal 2003 thus far, CarMax anticipates a higher contribution from CAF than originally expected for the fourth quarter. Beyond fiscal 2003, CarMax expects cost of funds to increase from the historical lows experienced recently. When that occurs, CarMax expects the spread will ultimately return to more normal levels thereby reducing CAF's contribution to earnings.


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.
143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is effective for fiscal years beginning after June 15, 2002. CarMax does not expect the application of the provisions of SFAS No. 143 to have an impact on the financial position, results of operations or cash flows of the company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination
Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It is effective for exit or disposal activities initiated after December 31, 2002. CarMax does not expect the application of the provisions of SFAS No. 146 to have an impact on the financial position, results of operations or cash flows of the company.



Financial Condition

Liquidity and Capital Resources

Operating Activities. For the first nine months of fiscal 2003, CarMax generated cash from operating activities of $72.7 million. In the same period last year, CarMax generated cash from operating activities of $74.1 million.

Investing Activities. Net cash used in investing activities was $33.4 million in the nine months ended November 30, 2002. In the first nine months of last fiscal year, CarMax generated $73.4 million from investing activities.

CarMax capital expenditures increased to $71.3 million in the first nine months of fiscal 2003, compared with $22.9 million in the first nine months of fiscal
2002. The increase in CarMax capital expenditures resulted from the resumption of geographic growth, with five superstores opening since November 2001, the planned opening of two superstores in the fourth quarter of fiscal 2003 and the planned opening of six to eight stores in fiscal 2004.

Proceeds from the sale of property and equipment declined to $37.9 in the first nine months of fiscal 2003, compared with $96.3 million in the first nine months of last year. Proceeds from sales of property and equipment in the first nine months of last year included amounts received from the sale-leaseback of nine
CarMax superstore properties. In the third quarter of fiscal 2002, CarMax entered into a sale-leaseback transaction involving three properties valued at approximately $37.6 million. The transaction was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options.

Financing Activities. Net cash used in financing activities was $11.0 million in the first nine months of fiscal 2003, compared with net cash used of $146.3 million in the first nine months of last fiscal year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan. The terms for both commitments are LIBOR-based and have initial two-year terms. As of November 30, 2002, the amounts outstanding under this credit agreement were $4.5 million for the revolver and $100 million for the term loan.


CarMax used a portion of the proceeds from the term loan for the repayment of debt allocated by Circuit City Stores, the payment of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes.

At November 30, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.76 billion. During the fourth quarter of fiscal
2003, the company completed its fifth public automobile loan receivable securitization. The total value of automobile loan receivables securitized through this public offering was $500 million. At November 30, 2002, the unused capacity of the warehouse facility was $107.0 million. This program matures in June 2003. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

CarMax expects that proceeds from the credit agreement secured by vehicle inventory, additional credit facilities, if needed, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures and working capital of the CarMax business for the foreseeable future.



                           Forward-Looking Statements
                           --------------------------

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with the separation of the CarMax business from Circuit City Stores, Inc. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the company's SEC filings, including the Form S-4 related to the separation.






                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------


Receivables Risk

CarMax manages the market risk associated with the automobile installment loan portfolio of its finance operation. A portion of this portfolio has been securitized in transactions accounted for as sales in accordance with SFAS No.
140 and, therefore, is not presented on the consolidated balance sheets.

Automobile Installment Loan Receivables. At November 30, 2002, and February 28,
2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of November 30, 2002, and February 28, 2002, was as follows:


             (Amounts in millions)                            November 30        February 28
             -------------------------------------------------------------------------------

             Fixed-rate securitizations.................      $   1,117          $  1,075
             Floating-rate securitizations
                synthetically altered to fixed..........            102               413
             Floating-rate securitizations..............            541                 1
             Held for investment (1)....................             18                12
             Held for sale (1)..........................             16                 2
                                                            --------------------------------

             Total......................................      $   1,794          $  1,503
                                                            ================================

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

CarMax also has interest rate risk from changing interest rates related to our outstanding debt. Substantially all of our debt is floating rate debt based on LIBOR. A 100 basis point increase in market interest rates would not have a material effect on our fiscal 2003 results of operations or cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 7 to the CarMax, Inc. consolidated financial statements for a description of these items.





                                    Item 4.

                             Controls and Procedures
                             -----------------------

CarMax's principal executive officer and principal financial officer have evaluated the effectiveness of CarMax's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that CarMax's disclosure controls and procedures are effective. There were no significant changes in CarMax's internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.




PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

              CarMax is subject to various legal proceedings, claims and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of CarMax.

Item 5.       Other Information

              In December 2002, the company completed its fifth public automobile loan receivable securitization. The total value of automobile loan receivables securitized through this public offering was $500 million.

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

                    (b)  CarMax,  Inc.  Articles of Amendment to the Amended and
                         Restated Articles of  Incorporation,  effective June 6,
                         2002,  filed as Exhibit 3.2 to CarMax's  Current Report
                         on Form  8-K,  filed  on  October  3,  2002  (File  No.
                         1-31420),   expressly   incorporated   herein  by  this
                         reference.


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





                                   SIGNATURES
                                   ----------


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


                           CARMAX, INC.




                           By:   /s/ W. Austin Ligon
                                 --------------------------------------
                                 W. Austin Ligon
                                 President and
                                 Chief Executive Officer



                           By:   /s/ Keith D. Browning
                                 --------------------------------------
                                 Keith D. Browning
                                 Executive Vice President and
                                 Chief Financial Officer





January 14, 2003



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003
                                          /s/ W. Austin Ligon
                                          -----------------------------------
                                          W. Austin Ligon
                                          President and
                                          Chief Executive Officer



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

                                          /s/ Keith D. Browning
                                          -----------------------------------
                                          Keith D. Browning
                                          Executive Vice President and
                                          Chief Financial Officer



                                  EXHIBIT INDEX
                                  -------------


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

                    (b)  CarMax,  Inc.  Articles of Amendment to the Amended and
                         Restated Articles of  Incorporation,  effective June 6,
                         2002,  filed as Exhibit 3.2 to CarMax's  Current Report
                         on Form  8-K,  filed  on  October  3,  2002  (File  No.
                         1-31420),   expressly   incorporated   herein  by  this
                         reference.


                    (3) (ii) Bylaws

                    (a)  CarMax, Inc. Bylaws, as amended and restated October 1,
                         2002,  filed as Exhibit 3.3 to CarMax's  Current Report
                         on Form  8-K,  filed  on  October  3,  2002  (File  No.
                         1-31420),   expressly   incorporated   herein  by  this
                         reference.

              (99)(i)    Certification   of  the  Chief  Executive   Officer
                         Pursuant to 18 U.S.C.  Section 1350 as Adopted Pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99) (ii)  Certification  of  the  Chief  Financial  Officer
                         Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.