Form 10-K
period 2003-02-28
CARMAX INC
filed 2003-05-29
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-31420

CARMAX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1821055
(State or other jurisdiction of incorporation or organization)	((I.R.S. Employer Identification No.)

4900 Cox Road

Glen Allen, VA 23060

(Address of principal executive offices)

Registrant’s telephone number, including area code: (804) 747-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.50	New York Stock Exchange
Rights to Purchase Series A Preferred Stock, par value $20.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Prior to October 1, 2002, CarMax, Inc. was a wholly owned subsidiary of Circuit City Stores, Inc. and held substantially all the businesses, assets and liabilities of Circuit City Stores, Inc. that constituted the CarMax Group. The CarMax Group common stock traded on the New York Stock Exchange as Circuit City Stores, Inc. – CarMax Group Common Stock. The aggregate market value of the voting CarMax Group common stock held by non-affiliates of Circuit City Stores, Inc. was $598,878,741 based upon the closing price of the group stock as reported by the New York Stock Exchange on August 30, 2002, which was the last business day of the registrant’s most recently completed second quarter.

Effective October 1, 2002, the CarMax Group separated from Circuit City Stores, Inc. As a result of the separation, CarMax, Inc. became an independent separately traded public company. On April 30, 2003, there were 103,259,470 outstanding shares of CarMax, Inc. common stock, par value $0.50 per share. The aggregate market value of the registrant’s common stock held by non-affiliates as of April 30, 2003, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $2,183,937,790.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) Pages 16 through 46 of the company’s Annual Report to Shareholders for the fiscal year ended February 28, 2003, (Parts I, II and IV) and (2) “Election of Directors,” “Certain Relationships and Related Transactions,” “Share Ownership Table,” “Compensation and Personnel Committee Report,” “Executive Compensation” (excluding the information under the heading “8-Year History of Options”) and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, dated May 15, 2003, and furnished to shareholders of the company in connection with the 2003 annual meeting of shareholders (Part III).

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2003

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. For a discussion of risks and uncertainties that may affect CarMax’s business, see “Cautionary Information about Forward-Looking Statements” on page 27 of the company’s 2003 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

Item 1. Business

CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996. Its corporate headquarters is located at 4900 Cox Road, Glen Allen, Va. CarMax, Inc. is a holding company and its operations are conducted through its subsidiaries. The company has retail operations consisting of used and new car retail sales and vehicle repair businesses. The company has a finance operation that provides prime-rated automobile installment loans.

In this document, “the company,” “we,” “our” and “CarMax” refer to CarMax, Inc. and subsidiaries.

The company’s Web site address is www.carmax.com. The company makes available, free of charge through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after filing the material or furnishing it to the Securities and Exchange Commission.

CarMax was formerly a wholly owned subsidiary of Circuit City Stores, Inc. (“Circuit City Stores”). On September 10, 2002, the Circuit City Stores shareholders, which included Circuit City Stores, Inc.–Circuit City Group Common Stock shareholders and Circuit City Stores, Inc.–CarMax Group Common Stock shareholders, approved the separation of the CarMax business from Circuit City Stores, and the Circuit City Stores board of directors authorized the redemption of the CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc., an independent, separately traded public company.

General. CarMax is the nation’s largest specialty retailer of used cars and light trucks. In 1993, CarMax pioneered the used car superstore concept when it opened its first location in Richmond, Virginia. CarMax purchases, reconditions and sells used vehicles. In addition, CarMax sells new vehicles under franchise agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors. CarMax provides its customers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers by offering a broad selection of great quality vehicles at low, no-haggle prices in a customer-friendly atmosphere. CarMax has separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions. CarMax provides an appraisal that allows current vehicle owners to sell their cars to CarMax regardless of their intent to purchase a vehicle from the company. CarMax also provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation and third-party lenders, the sale of extended warranties and vehicle repair service.

Store Formats. CarMax conducts its operations in three basic retail formats. Currently, our growth plan calls for the construction of standard superstores and satellite superstores. Existing standard superstores are approximately 40,000 to 60,000 square feet on 10 to 25 acres with approximately 20 to 35 service bays. Existing satellite superstores are approximately 10,000 to 20,000 square feet on 4 to 7 acres with approximately 3 to 9 service bays. Existing mega superstores are approximately 70,000 to 95,000 square feet on 20 to 35 acres with approximately 35 to 45 service bays.

Expansion. CarMax has established a strong foundation for future growth based upon its unique knowledge of the used car market, its established presence in key locations and its ability to execute its business plan in a market subject to continuous change. Over the last five years, CarMax has refined its operating strategies and has emerged as the nation’s leading specialty retailer of used cars and light trucks in the United States. CarMax believes that it is well-positioned to succeed in the highly competitive automotive retail industry. Specifically, CarMax has enhanced its ability to identify profitable markets, determine the appropriate store formats to fit those markets and effectively manage pricing and inventory mix.

Since 1997, CarMax has modified and re-established its new-store growth model to move away from large-format mega superstores. Despite the success of its initial mega superstores in Norcross, Ga., and Laurel, Md., in its subsequent stores in the Los Angeles, Miami, Tampa, Houston, Dallas and Chicago markets, this format proved less effective from a profitability perspective. CarMax found that customers in these metropolitan markets were not as willing to travel great distances to its mega superstores, resulting in stores that were too large and that underserved the trade area. Consequently, CarMax is expanding its number of stores by adding standard superstores in new, mid-sized markets that can be served effectively with one CarMax superstore, together with satellite superstores in existing multi-store markets. In addition, based upon the initial success of our test of adding a satellite store in a fully developed, mid-sized market in Charlotte, N.C., CarMax intends to expand testing whether increased penetration may be achieved by adding a satellite superstore in additional mid-size markets. CarMax believes that by focusing on mid-sized markets and satellite fill-in superstores over the near term, it can achieve a higher return on its investment with lower risk. This approach also allows CarMax to postpone entering large multi-store markets until its hub-and-satellite fill-in store strategy in existing large multi-store markets has matured further and provides CarMax the opportunity to better anticipate the number, location and types of stores that will be required in such markets.

Under the hub-and-satellite fill-in store strategy, a satellite superstore uses the reconditioning, purchasing management and business office operations of a nearby full-sized hub superstore. The consumer offer is identical in both hub superstores and satellite superstores. These hub stores have service facilities that provide regular maintenance and warranty service typical of most new car dealerships and also recondition all used vehicles prior to sale at both the hub superstore and any related satellite superstore.

During fiscal 2003, CarMax opened a total of five superstores. In addition to one standard-sized superstore originally planned in fiscal 2003 but opened in March 2003, CarMax plans to open approximately four standard-sized used car superstores and three prototype satellite superstores in fiscal 2004. CarMax may also open an eighth store in the fourth quarter. In April of fiscal 2004, CarMax sold its Jeep franchise in Kenosha, Wis. Also, in fiscal 2004, CarMax plans to sell its five Mitsubishi new car franchises. The sale of the Mitsubishi franchises, which are integrated with used car superstores, will create more space for used car sales expansion, which is more profitable for the company. In addition, in Los Angeles the company intends to integrate the two remaining stand-alone new car franchises with a used car superstore during the second half of fiscal 2004.

CarMax expects mid-sized markets to provide much of its future growth in the next few years. CarMax has defined “mid-sized market” as a market with a television-viewing population of approximately 1.0 to 2.5 million people. CarMax is currently in twelve mid-sized markets including Richmond, Raleigh, Charlotte, Orlando, San Antonio, Greenville (S.C.), Nashville, Greensboro, Knoxville, Sacramento, Las Vegas and Kansas City. CarMax believes that more than 30 additional mid-sized markets may be suitable for its standard store prototype. CarMax believes that focusing on mid-sized markets enhances its sales growth and profitability. Site selection and real estate acquisition typically are simpler in mid-sized markets. Establishing consumer awareness also is easier in a mid-sized market because all forms of media can be used economically to achieve broad consumer reach. As a result, CarMax’s stores in mid-sized markets generally exceed the company’s average return on investment.

In addition to entering new mid-sized markets, CarMax plans to focus on adding satellite fill-in superstores in underserved trade areas in its existing multi-store markets, which include Washington/Baltimore, Chicago, Atlanta, Dallas, Houston, Miami and Tampa. CarMax has identified approximately 10 underserved trade areas to target in these markets. CarMax is focusing on the addition of satellite fill-in superstores in existing markets because: satellite superstores leverage existing facilities and management in those markets; satellite superstores present the same consumer offer, including size of inventory, on one-half to one-third the acreage of a standard superstore; and satellite superstores require little or no incremental advertising. The four prototype satellite superstores opened in multi-store markets for more than twelve months, located in Rockville, Md.; Plano, Tex.; Houston, Tex.; and Merrillville, Ind. (Chicago market), were profitable in their first year.

CarMax expects that its business strategies will help it improve its sales growth and enhance its profit margins.

Merchandising. CarMax offers its customers a broad selection of makes and models of used vehicles, including both domestic and imported cars and light trucks, at competitive prices. CarMax’s used car selection covers popular brands from manufacturers such as DaimlerChrysler, Ford, General Motors, Honda, Mitsubishi, Nissan and Toyota and specialty brands like BMW and Lexus. To appeal to the vast array of consumer preferences and budgets, CarMax offers used vehicles under two programs – the CarMax program and the ValuMax program. CarMax used cars are less than six years old, have fewer than 60,000 miles and generally range in price from $9,000 to $28,000. Each CarMax vehicle must pass a comprehensive quality inspection that covers all major and minor mechanical systems and all safety functions as well as cosmetic criteria. ValuMax used cars are more than six years old or have 60,000 miles or more and generally range in price from $6,000 to $16,000. Each ValuMax vehicle must pass a quality inspection covering the major mechanical systems and all safety functions. For ValuMax, concentration is placed on providing good, basic, mechanically sound transportation. Cosmetic corrections or repairs of convenience or luxury items, such as electric mirrors or electric antennas, may not be made.

At all new car locations, a full selection of the manufacturer’s models related to the franchise is available. CarMax operates new car dealerships under separate franchise or dealer agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors.

CarMax has implemented an everyday low-price strategy under which CarMax sets “no-haggle” prices on its used and new vehicles. In fiscal 2003, its retail used car prices were, on average, $1,500 below retail Kelley Blue Book price. CarMax believes most prices are at or below the best negotiated price in the market. Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com and in CarMax’s newspaper advertising. CarMax has extended its no-haggle philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, accessories, extended warranty pricing and its low vehicle documentation fees.

Suppliers. CarMax acquires its used vehicle inventory directly from customers through its unique appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. Generally in stores open for more than one year, CarMax acquires a larger portion of its used vehicle inventory from customers than from any other source. This buying strategy provides an inventory of makes and models that reflects the tastes of the market.

CarMax has replaced the traditional “trade-in” transaction with a process in which CarMax trained buyers appraise any vehicle, usually in 30 minutes or less, and provide the vehicle’s owner with a written, guaranteed cash offer that is good for seven days or 300 miles. An appraisal is available to everyone free of charge, whether or not the individual is purchasing a vehicle from CarMax. In contrast to traditional dealers who seek to combine the vehicle purchase and trade-in transactions, the CarMax sales process enables the customer to separately evaluate and make an informed decision with respect to each transaction. Also, CarMax believes that this process enables it to access the private market as a significant additional source for used vehicles. In addition, many vehicles purchased directly from consumers are among the highest quality used vehicles available in the market because they have been maintained by their owners. Because CarMax’s operating strategy is to build customer confidence and satisfaction by offering only high quality vehicles, fewer than half of the vehicles acquired through the appraisal process meet the CarMax retail standard. Those vehicles that do not meet the standards are sold at the company’s on-site wholesale auctions.

All used vehicles are evaluated on the basis of their wholesale and reconditioning costs, and, for off-site purchases, cost of delivery to the store where they will be reconditioned. The inventory purchasing function is primarily done at the store level and is the responsibility of the buyers. CarMax’s buyers, in collaboration with its headquarters staff, rely on the extensive inventory and sales trend data available through the CarMax information system to purchase inventory.

Based on consumer acceptance of the appraisal process at existing CarMax stores and CarMax’s experience and success to date in acquiring vehicles from auctions and other sources, CarMax believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

New car inventory for the franchise locations is governed by the terms of the sales and service agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors. For further discussion regarding these agreements see “Franchises.” on page 7 of this Form 10-K.

Reconditioning. An integral part of CarMax’s used car consumer offer is the reconditioning process. This process includes a comprehensive, certified quality inspection of the engine, cooling and fuel systems, drive axle, transmission, electronic systems, suspension, brake system, steering, air conditioning, interior and optional equipment. Based on this quality inspection, CarMax determines the reconditioning necessary to bring the vehicle up to CarMax’s high quality standards. Cars in the ValuMax program must meet the same mechanical, electrical and safety standards, but fewer cosmetic and optional equipment standards. Vehicle inspections are completed by CarMax’s mechanics.

CarMax performs most routine mechanical and minor body repairs in-house; however, for some reconditioning services, CarMax engages third parties specializing in those services. Over the past several years, CarMax has been performing an increasing percentage of reconditioning services in-house and, based on the cost savings realized, CarMax expects that trend to continue.

During fiscal 2003 CarMax introduced the Electronic Repair Order system, or “ERO,” which drives the sequencing of reconditioning procedures. CarMax expects ERO to reduce cycle time, provide information that will help increase quality and reduce costs, further enhancing service and profitability.

Service. All CarMax used car locations provide vehicle repair service, including used car warranty service. Factory-authorized service is also provided at all new car franchises. In fiscal 2001, CarMax expanded its retail service operations as its customer base increased. In fiscal 2002 and 2003, CarMax continued its retail service expansion through additional marketing and growth in its customer base. CarMax has developed systems and procedures that are intended to ensure that its retail repair service operations are conducted in the same customer-friendly and efficient manner as its other operations. Also in fiscal 2003, CarMax implemented the ERO system, which will provide a foundation for further retail service expansion.

CarMax believes that the efficiency of its service and reconditioning operations are enhanced by its use of technician support groups, as well as by its compensation programs. These support groups and compensation programs are designed to increase the productivity of its service technicians and result in reduced costs and higher-quality repairs and reconditioning. Each group contains a small number of service professionals with different skills and levels of experience. The experienced technicians in the group perform the more complicated repairs with assistance from the apprentices, who also perform simpler functions on their own. Rather than paying technicians on an hourly basis, each technician receives a flat rate for each repair or service performed. CarMax is able to track the productivity of each technician through the CarMax information system.

CarMax places special emphasis on attracting, developing and retaining qualified technicians and believes that its favorable working conditions and compensation programs allow it to attract and retain highly qualified technicians in each market CarMax enters. CarMax also has implemented an apprentice training program in an effort to provide a stable future supply of qualified technicians. All technicians attend in-house training programs designed to develop their skills in performing routine repair services on the diverse makes and models of vehicles CarMax sells. Technicians at CarMax’s new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles. In addition, using technician support groups allows for greater on-the-job training opportunities for new technicians.

Extended Warranty Sales. At the time CarMax sells a vehicle, it offers to sell to the customer an extended warranty. Currently, in all the states in which CarMax operates, it sells warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability. Contracts usually have terms of coverage between 12 and 72 months. CarMax offers these extended warranties at low, fixed prices. All extended warranties CarMax sells (other than manufacturers’ warranties) have been designed to its specifications and are administered by a third party, through a private-label arrangement under which CarMax receives a fee from the administrator at the time the extended warranty is sold. CarMax offers extended warranties on CarMax program vehicles and power train extended warranties on ValuMax program vehicles.

All CarMax used car locations provide vehicle repair service including warranty service. CarMax’s extended warranty customers also have access to an additional 14,000 independent service providers nationwide. CarMax believes that the quality of the services provided by this provider network, as well as the broad scope of its extended warranties, helps promote customer satisfaction and loyalty and thus increases the likelihood of repeat and referral business.

Marketing and Advertising. CarMax’s marketing strategies are focused on developing awareness of the advantages of shopping at CarMax, attracting customers who are already in the market to purchase a vehicle and targeting specific segments of the market through special promotions. CarMax’s marketing strategies are implemented primarily through newspaper, television and radio advertising, and carmax.com. Television and radio broadcast advertisements are designed to enhance consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer. Newspaper advertisements promote CarMax’s broad selection of vehicles and price leadership, targeting consumers with immediate purchase intentions. Both broadcast and newspaper advertisements are designed to drive customers to its stores and to the CarMax Web site. The style and substance of CarMax’s advertisements are distinctly different from those placed by most automobile dealers. The third major marketing support for CarMax is its Web site, carmax.com, which acts as a marketing tool for communicating its consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online with one of CarMax’s Internet sales consultants.

In fiscal 2001, CarMax further refined its advertising approach by eliminating spending that its research showed to be unprofitable and by increasing the efficiency of its television advertising. In fiscal 2002 and 2003, CarMax continued to refine its advertising approach implemented in fiscal 2001. CarMax employs a targeted, high frequency, low-cost-per-impression television strategy, coupled with more targeted newspaper advertising. Advertising expenditures were 1.3% of net sales and operating revenues in both fiscal 2003 and fiscal 2002 and 1.6% of net sales and operating revenues in fiscal 2001. CarMax’s fiscal 2003, 2002 and 2001 advertising expense ratios reflect leverage from the total and comparable store sales increases and changes in media buying strategy.

CarMax also targets specific segments of the used vehicle market through special promotions. Such promotions may focus on a particular type of vehicle (e.g., “Minivan Month”) or a particular price point (e.g., $9,999 or less) for a large number of vehicles. Promotions are closely coordinated by CarMax’s marketing staff with purchasing departments at selected locations to ensure that appropriate quantities of targeted inventory are purchased and displayed, thus maximizing the benefits of the promotion.

CarMax utilizes market awareness and customer satisfaction surveys to help tailor its marketing efforts to the purchasing habits and preferences of customers in each market area. In multi-store markets, CarMax expects to leverage its advertising expense.

Franchises. CarMax operates new car dealerships under separate franchise or dealer agreements with manufacturers. These agreements generally allow CarMax to sell manufacturers’ brands, perform warranty work on these vehicles and sell related parts and services within a specified market area. Designation of specified market areas generally does not guarantee exclusivity within a specified territory. These agreements generally impose operational requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach of other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising and management of a dealership franchised by those manufacturers.

Various U.S. federal and state laws governing the relationship between automotive dealerships and vehicle manufacturers also might affect CarMax. These laws include statutes prohibiting manufacturers from terminating or failing to renew franchise agreements without proper cause and unreasonably withholding approval for proposed ownership changes.

Competition. The used and new car retail business is highly competitive. Consumers typically have many choices when deciding where to purchase a used or new vehicle. In both the used and new vehicle markets, CarMax seeks to distinguish itself from traditional dealerships through its consumer offer, sales approach and other innovative operating strategies. The company’s largest competition is franchised new dealerships, which sell the majority of late model used vehicles. CarMax also competes with independent dealers, rental companies and private parties.

CarMax believes that the principal competitive factors in used vehicle sales are price; ability to offer a wide selection of vehicles, including the more popular makes and models; quality of the vehicles; location of retail sites; and degree of customer satisfaction with the car-buying experience. Other competitive factors include the ability to offer or arrange customer financing on competitive terms and the quality and cost of primary and extended warranties. CarMax believes that it is competitive in all of these areas and enjoys advantages over competitors that employ traditional selling methods.

In the new vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. CarMax believes that the principal competitive factors in new vehicle sales are price; dealer sales promotions; ability of dealerships to offer a wide selection of the most popular vehicles; location of retail sites; and quality of customer service. The new vehicle market has historically been served primarily by dealerships employing traditional high-pressure, negotiation-oriented sales techniques. CarMax believes that its customer-friendly, low-pressure sales methods produce points of competitive differentiation in which it may have an advantage. However, because the new car business does not provide the opportunity to add as much value as the used car business, the company is reducing the number of new car franchises it operates.

Customer Satisfaction. The CarMax process is designed to enable customers to evaluate separately each step of the sales process a la carte and to make informed decisions at each step based on comprehensive information about their options and the associated prices. The customer can take or leave any aspect of the offer without impacting the offer on the other steps in the sales process. To increase efficiency, the same sales consultant and the customer-friendly, proprietary CarMax inventory information system are available to assist the customer throughout the CarMax sales process. CarMax designed the elements of the CarMax offer to create a customer-friendly experience. CarMax’s no-haggle pricing allows its sales consultants to focus solely on its customers’ needs. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. CarMax conducts extensive market research to measure its customer service record and to refine its consumer offer.

CarMax’s sales consultants play a significant role in ensuring a customer-friendly sales process. CarMax places great emphasis on integrity and customer-relations skills in its hiring policies and training programs. Although few of CarMax’s sales consultants have had prior experience in automobile sales, most of CarMax’s sales consultants have had prior retail experience outside the auto business before joining CarMax. Sales consultants, including both full- and part-time employees, are compensated on a commission basis. The sales consultants’ incentives are aligned with the customer’s interests. A sales consultant is paid the same fixed dollar commission on any vehicle sold, so the sales consultants’ only objective is helping customers find the vehicles they want at a price they can afford. In contrast, sales and finance personnel at traditional dealerships often receive higher commissions for negotiating higher prices and for steering customers toward vehicles with higher gross margins.

Customer satisfaction is also driven by the quality of the used cars sold and the services the company provides. CarMax’s Certified Quality Inspection assures that every car offered for sale at CarMax meets rigorous mechanical, electrical and safety standards. CarMax backs every car with a five-day or 250-mile, “no-questions-asked” money-back guarantee and an industry-leading 30-day limited warranty.

Training. CarMax is committed to providing exceptional training to its associates. New store associates are offered structured, self-paced training programs that introduce them to company policies and their specific job responsibilities. Associate participation and performance in each training program are measured by an intranet-based testing and tracking system. Most new associates are assigned mentors who provide on-the-job guidance and support. Many of CarMax’s compensation programs reward associates for continuously improving their skills.

CarMax also offers comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians and managers. All sales consultants receive extensive customer service training both initially and on an ongoing basis. Each buyer undergoes a 12- to 24-month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. More than 60% of CarMax’s service technicians are A.S.E.-certified, the industry standard for technician training.

Customer Credit. CarMax provides financing for prime-rated customers through its own finance operation, CarMax Auto Finance (“CAF”), or through Bank of America. In some cases where the used vehicle is a certified used vehicle, the manufacturer may also provide prime-rated customers an offer. Offering customers a third-party alternative for prime loans enhances the CarMax consumer offer and helps to ensure that CAF remains competitive. In addition, Chrysler Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance and Toyota Motors Financial Services offer prime financing to customers purchasing new vehicles at applicable CarMax locations. Financing for non-prime rated customers is offered by TransSouth Financial, Wells Fargo Financial Acceptance and AmeriCredit Financial Services, with no financial recourse to CarMax. Sales consultants use CarMax’s proprietary information system to electronically submit financing applications and receive responses from multiple lenders, generally in less than five minutes from prime lenders. Financings are installment sale contracts secured by the vehicles financed. Customers are permitted to refinance their loans within three days of a purchase without incurring any finance or related charges. CarMax’s arrangements with third-party lenders provide for payment of a fee to CarMax at the time of financing, provided the loan is not refinanced within 90 days. CarMax has no recourse liability on loans arranged with third-party lenders.

CAF generates income from the financing CarMax provides to prime-rated customers through the sale and servicing of the contract receivables originated by CarMax. Because the purchase of an automobile traditionally is reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that such financing be available to credit-worthy customers. While this financing can also be obtained from third-party sources, CarMax is concerned that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, the company believes that its processes and systems, the transparency of pricing and vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders. CarMax believes that the high quality of its used vehicles as well as the broad scope of the extended warranties CarMax sells to more than half its customers reduces default rates on its customers’ loans by helping to keep the purchased vehicles operational. CAF provides CarMax with the opportunity to capture additional profits and cash flows from auto loan receivables while managing the company’s reliance on third-party finance sources. Receivables generated by the finance operation are financed through asset securitization programs.

Systems. CarMax’s stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Customers can select a range of vehicles using touch-screen computers that display their choices and provide a map of the lot to assist them in their selection of a vehicle. CarMax’s inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot and an electronic gate helps track test-drives for vehicles and sales consultants. Online financing and computer-assisted document preparation ensure rapid completion of the sales transaction. Behind the scenes, CarMax’s proprietary store technology provides its management with real-time intelligence about every aspect of store operation, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.

Advanced information systems, which are a key to CarMax’s successful inventory management, provide CarMax stores with the ability to anticipate future inventory needs and manage its pricing strategy. Through this centralized system, CarMax is able to immediately integrate new stores into its network of CarMax stores, allowing the new stores to rapidly achieve operating efficiency. CarMax continues to enhance and refine its information systems, which CarMax believes to be a core competitive strength.

E-Commerce. The CarMax Web site, carmax.com, offers complete inventory and pricing search capabilities. Information on the more than 15,000 cars available in the CarMax nationwide inventory is updated daily. Carmax.com includes all the detailed vehicle information, such as pictures of each vehicle, prices, features, specifications, and store locations, available at the store as well as sorting and comparison features that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators and an option to estimate trade-in values via a link with Kelley Blue Book. CarMax believes these features make it easier for consumers to meet all of their auto research needs on carmax.com. Both used car and new car customers can contact dedicated Internet sales consultants online via carmax.com, by telephone or by fax. Customers can work with these sales consultants from the comfort of home - including applying for financing - and need only visit the store to sign the paperwork and pick up their vehicle.

Seasonality. CarMax’s business is seasonal, with each location generally experiencing more of its net sales in the first half of the fiscal year. During the fall quarter, new-model-year introductions and discounting on closeout vehicles can cause rapid depreciation of used car prices, especially on late-model vehicles. CarMax anticipates that the seasonality of the business may vary from region to region as its operations expand geographically.

Employees. On April 30, 2003, CarMax had 6,310 hourly and salaried associates and 2,446 sales associates who worked on a commission basis. No CarMax employee is subject to a collective bargaining agreement. Additional CarMax personnel are employed during peak selling seasons. At April 30, 2003, CarMax’s 44 general managers averaged five years of CarMax experience and more than eight years of prior management experience.

Governmental and Environmental Regulation. CarMax is subject to a wide range of federal, state and local laws and regulations. These laws regulate, among other things, the manner in which CarMax conducts business, including advertising, sales, consumer lending practices, local licensing requirements and consumer protection laws. CarMax’s business also involves the use, handling and disposal of hazardous or toxic substances, including motor oil, gasoline, transmission fluid, solvents, lubricants and other materials. The business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances. Accordingly, CarMax is subject to U.S. federal, state and local laws and regulations governing air and water quality and the handling, storage and disposal of hazardous or toxic substances. CarMax believes that it does not have any material governmental or environmental liabilities and that compliance with such laws and regulations will not, individually or in the aggregate, have a material adverse effect on its results of operations or financial condition.

Item 2. Properties

CarMax’s operations were conducted in 46 retail stores as of April 30, 2003. The following table summarizes its retail stores as of April 30, 2003:

	Mega	Standard	Prototype Satellite	Co-Located New Car Stores	Stand-alone New Car Stores	Total
California	1	1	—	—	2	4
Florida	3	3	—	—	—	6
Georgia	1	2	1	—	—	4
Illinois	3	1	1	—	—	5
Indiana	—	—	1	—	—	1
Kansas	—	1	—	—	—	1
Maryland	1	1	1	1	—	4
Nevada	—	1	—	—	—	1
North Carolina	—	3	1	—	—	4
South Carolina	—	1	—	—	—	1
Tennessee	—	2	—	—	—	2
Texas	4	3	2	—	—	9
Virginia	—	2	—	—	—	2
Wisconsin	—	—	1	1	—	2

Total	13	21	8	2	2	46

As of April 30, 2003, CarMax owns its newest superstores located in Oak Lawn, Ill.; Pineville (Charlotte), N.C.; Knoxville, Tenn.; Lithia Springs (Atlanta), Ga.; Henderson (Las Vegas), Nev.; and Merriam (Kansas City), Kan. The remaining CarMax stores are leased. CarMax also leases its headquarters, which is located in suburban Richmond, Virginia, near the site of the first CarMax retail store.

CarMax currently operates 23 of its sales locations pursuant to various leases under which its former parent Circuit City Stores, Inc. was the original tenant and primary obligor. Circuit City Stores and not CarMax had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to Circuit City Stores as a large retailer. Circuit City Stores has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, Circuit City Stores remains contingently liable under the leases. In recognition of this ongoing contingent liability, CarMax made a one-time special dividend payment of $28.4 million to Circuit City Stores on October 1, 2002, the separation date.

Item 3. Legal Proceedings

In the normal course of business, CarMax is involved in various legal proceedings. Based upon CarMax’s evaluation of information currently available, it believes that the ultimate resolution of any such proceedings will not have a material adverse effect on CarMax’s financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2003.

Executive Officers of the Company

The following table identifies the executive officers of the company. The company is not aware of any family relationship between any executive officers of the company or any executive officer and any director of the company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 2003.

Name	Age	Office
Austin Ligon	52	President, Chief Executive Officer and Director
Thomas J. Folliard	38	Executive Vice President, Store Operations
Keith D. Browning	50	Executive Vice President, Chief Financial Officer and Director
Michael K. Dolan	54	Senior Vice President, Chief Information Officer
Joseph S. Kunkel	40	Senior Vice President, Marketing and Strategy
Stuart A. Heaton	47	Vice President, General Counsel and Corporate Secretary

Mr. Ligon is a co-founder of CarMax, Inc. and has been integrally involved in the leadership of the business since its inception. He has been president of CarMax since 1995 and chief executive officer since the separation of the company from its former parent Circuit City Stores, Inc. on October 1, 2002. He was appointed senior vice president of corporate planning at Circuit City Stores, Inc. in 1991 and became senior vice president-automotive of Circuit City Stores, Inc. and president of CarMax, Inc. in 1995. He was senior vice president of strategic planning for Marriott Hotels and Resorts prior to joining Circuit City Stores, Inc. in 1990. Mr. Ligon has served as a director of CarMax since January of 1997.

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994. Mr. Folliard was promoted to vice president of merchandising of CarMax in 1996, senior vice president of store operations in July 2000, and executive vice president of store operations in April 2001. He was responsible for the design and development of the unique CarMax purchasing process, the buyer in training program and in-store wholesale auction system.

Mr. Browning joined CarMax in 1996 after spending 14 years at Circuit City Stores, Inc. He has been involved in the development of accounting procedures, systems and internal controls for CarMax since its inception. While at Circuit City Stores, Inc., he served as controller for the West Coast Division from 1984 to 1987, assistant controller from 1987 to 1990, corporate controller from 1990 to 1996, and vice president from 1992 to 1996. Mr. Browning has served as a director of CarMax since January 1997.

Mr. Dolan joined CarMax in 1997 as vice president and chief information officer. Mr. Dolan was named senior vice president in April 2001. Mr. Dolan had prior executive experience in information systems with H.E.B. Stores, a privately held grocery retailer, where he was vice president and chief information officer.

Mr. Kunkel joined CarMax in 1998 as vice president, marketing and strategy. Mr. Kunkel was named senior vice president in April 2001. Prior to joining CarMax, Mr. Kunkel was president of Wholesome Kidfoods, Inc. and a senior manager with McKinsey and Company.

Mr. Heaton joined CarMax in 2002 as vice president, general counsel and corporate secretary. Prior to joining CarMax, Mr. Heaton was assistant general counsel with Lockheed Martin Corporation from 1997 to 2002, where he provided legal support for the information systems/telecommunications business area.

Part II

With the exception of the information incorporated by reference from the 2003 Annual Report to Shareholders in Items 5, 6, 7, 7A and 8 of Part II and Item 16 of Part IV of this Form 10-K, the company’s 2003 Annual Report to Shareholders is not to be deemed filed as a part of this report.

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

Incorporated by reference is the information appearing under the heading “Common Stock” on page 27 of the company’s 2003 Annual Report to Shareholders.

As of April 30, 2003, there were 8,206 shareholders of record of CarMax common stock.

Item 6. Selected Financial Data

Incorporated by reference is the information appearing under the heading “Selected Financial Data” on page 16 of the company’s 2003 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is the information appearing under the heading “Management’s Discussion and Analysis” on pages 17 through 27 of the company’s 2003 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference is the information appearing under the sub-heading “Market Risk” and “Cautionary Information about Forward Looking Statements” on pages 26 and 27 of the company’s 2003 Annual Report to Shareholders.

Item 8. Consolidated Financial Statements and Supplementary Data

Incorporated by reference is the information appearing under the headings “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Stockholders’ Equity,” “Notes to Consolidated Financial Statements,” and “Independent Auditors’ Report,” on pages 28 through 46 of the company’s 2003 Annual Report to Shareholders.

Incorporated by reference is the information appearing under the heading “Selected Quarterly Financial Data (Unaudited)” on page 45 of the company’s 2003 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

With the exception of the information incorporated by reference from the company’s Proxy Statement in Items 10, 11, 12, 13 and 15 of Part III of this Form 10-K, the company’s Proxy Statement dated May 15, 2003, is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Company

The information concerning the company’s directors required by this Item is incorporated by reference to the section entitled “Election of Directors” appearing on pages 4 and 5 of the company’s Proxy Statement dated May 15, 2003.

The information concerning the company’s executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled “Executive Officers of the Company” appearing on page 11 of this form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 20 of the company’s Proxy Statement dated May 15, 2003.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Compensation and Personnel Committee Report” and “Executive Compensation” (excluding the information under the heading “8-Year History of Options”) appearing on pages 14 through 19 of the company’s Proxy Statement dated May 15, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the section entitled “Share Ownership Table” appearing on pages 10 and 11 of the company’s Proxy Statement dated May 15, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about CarMax, Inc. common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of February 28, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,345,630		$10.25		5,687,341	(1)
Equity compensation plans not approved by security holders (2)	23,064	(3)	$14.77	(4)	903,509

Total	4,368,694				6,590,850

(1)	The stock remaining under these plans may be issued as options, restricted stock or stock appreciation rights.
(2)	Under the 2002 CarMax, Inc. Employee Stock Purchase Plan for CarMax, Inc. Employees, most employees who have been employed for one year can participate. Executives are excluded. A participating employee may authorize payroll deductions of 2% to 10% of compensation, up to an annual maximum of $7,500. Once each month, the payroll deductions are used to purchase CarMax, Inc. common stock. The purchase price is either the average cost of all shares purchased for a particular month on the open market or the closing price of the stock on the New York Stock Exchange on the last business day of the month when the shares are purchased from CarMax, Inc. To encourage participation, the employer matches 15% of the employee’s contribution. An eligible employee may change, cease or restart contributions for any payroll period without any penalty. The employer pays all costs of the plan.
(3)	Shares purchased for February 2003.
(4)	Purchase price per share for shares purchased for February 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” appearing on page 9 of the company’s Proxy Statement dated May 15, 2003.

Item 14. Controls and Procedures

The company maintains disclosure controls and procedures (“disclosure controls”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as the Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Within 90 days of the date of filing the 10-K, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls are effective. From the date of the evaluation to the date of this Form 10-K, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Financial Statements of CarMax, Inc. and subsidiaries and the related Notes to Financial Statements and the Independent Auditors’ Report are incorporated by reference to pages 28 through 46 of the company’s 2003 Annual Report to Shareholders:

(a)	Consolidated Statements of Earnings for the fiscal years ended February 28, 2003, 2002 and 2001

(b)	Consolidated Balance Sheets at February 28, 2003 and 2002

(c)	Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2003, 2002 and 2001

(d)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 28, 2003, 2002 and 2001

(e)	Notes to Consolidated Financial Statements

(f)	Independent Auditors’ Report

2.	Financial Statement Schedule. “Schedule II – Valuation and Qualifying Accounts and Reserves,” as well as the accompanying Independent Auditors’ Report on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 28, 2003, 2002 and 2001, are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

(b) Reports on Form 8-K

The company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended February 28, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ AUSTIN LIGON	By:	/s/ KEITH D. BROWNING
	Austin Ligon President and Chief Executive Officer May 29, 2003		Keith D. Browning Executive Vice President and Chief Financial Officer May 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ KEITH D. BROWNING	/s/ HUGH G. ROBINSON*
Keith D. Browning Executive Vice President, Chief Financial Officer and Director May 29, 2003	Hugh G. Robinson Director May 29, 2003

/s/ JEFFREY E. GARTEN*	/s/ RICHARD L. SHARP *
Jeffrey E. Garten Director May 29, 2003	Richard L. Sharp Director May 29, 2003

/s/ W. ROBERT GRAFTON *	/s/ BETH A. STEWART*
W. Robert Grafton Director May 29, 2003	Beth A. Stewart Director May 29, 2003

/s/ WILLIAM S. KELLOGG *	/s/ WILLIAM R. TIEFEL*
William S. Kellogg Director May 29, 2003	William R. Tiefel Director May 29, 2003

/s/ AUSTIN LIGON
Austin Ligon President, Chief Executive Officer and Director May 29, 2003

*By:	/s/ AUSTIN LIGON
Austin Ligon Attorney-In-Fact

The original powers of attorney authorizing Austin Ligon and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Certification

I, Austin Ligon, certify that:

1.	I have reviewed this Form 10-K of CarMax, Inc.;

2.	Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3.	Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	By:	/s/ AUSTIN LIGON
Austin Ligon President and Chief Executive Officer

Certification

I, Keith D. Browning, certify that:

1.	I have reviewed this Form 10-K of CarMax, Inc.;

2.	Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3.	Based on my knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	By:	/s/ KEITH D. BROWNING
Keith D. Browning Executive Vice President and Chief Financial Officer

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Income	Charge-offs less Recoveries	Balance at End of Year
Year ended February 28, 2001:
Allowance for doubtful accounts	$5,818	$3,707	$(2,621)	$6,904
Year ended February 28, 2002:
Allowance for doubtful accounts	$6,904	$2,067	$(4,884)	$4,087
Year ended February 28, 2003:
Allowance for doubtful accounts	$4,087	$733	$(2,730)	$2,090

Independent Auditors’ Report

To the Board of Directors and Stockholders

CarMax, Inc.:

Under the date March 31, 2003, we reported on the consolidated balance sheets of CarMax, Inc. and subsidiaries (the company) as of February 28, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended February 28, 2003, as incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related CarMax, Inc. financial statement schedule (Schedule II) as listed in Item 15(a) 2 of this Form 10-K. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Richmond, Virginia

March 31, 2003

INDEX TO EXHIBITS

2.1

Separation Agreement, dated May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 2.1 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.

3.1

CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), are incorporated by this reference.

3.2

CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed on October 3, 2002 (File No. 1-31420), are incorporated by this reference.

3.3	CarMax, Inc. Bylaws, as amended and restated March 25, 2003, filed herewith.

4.1

Rights Agreement, dated as of May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.

10.1

Employment Agreement, effective March 1, 2002, between Circuit City Stores, Inc. (assigned to CarMax, Inc. in connection with the separation) and Austin Ligon, filed as Exhibit 10.4 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.2

Form of Employment Agreement between CarMax Auto Superstores, Inc. and certain executive officers, including Thomas J. Folliard, Keith D. Browning, Michael K. Dolan and Joseph S. Kunkel, filed as Exhibit 10.4 to CarMax’s Registration Statement on Form S-4/A, filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.3	CarMax, Inc. Benefit Restoration Plan, filed as Exhibit 10.6 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.4

CarMax, Inc. 2002 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10.7 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.5	CarMax, Inc. 2002 Stock Incentive Plan, filed as Exhibit 10.8 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.6	CarMax, Inc. Annual Performance-Based Bonus Plan filed as Exhibit 10.9 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

10.7	CarMax, Inc. 2002 Employee Stock Purchase Plan, filed herewith.*

10.8

Amended and Restated Credit Agreement, dated as of February 10, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., Various Financial Institutions and DaimlerChrysler Services North America LLC, filed herewith. Certain non-material schedules and exhibits have been omitted from the agreement as filed. CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.**

10.9

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 24, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, filed herewith.

10.10	Amended and Restated Security Agreement, dated as of February 10, 2003, among CarMax Auto Superstores, Inc., various other debtors and DaimlerChrysler Services North America LLC, filed herewith.

10.11

Guaranty, dated May 17, 2002, executed by certain CarMax, Inc. subsidiaries in favor of DaimlerChrysler Services North America LLC, filed as Exhibit 10.13 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.

10.12	Form of the Employee Benefits Agreement filed as Exhibit 10.3 to CarMax’s Registration Statement on Form S-4/A filed August 5, 2002 (File No. 333-85240), is incorporated by this reference.*

13.1	CarMax’s Annual Report to Shareholders for the fiscal year ended February 28, 2003, pages 16-46.

21.1	CarMax, Inc. Subsidiaries

23.1	Consent of KPMG LLP

24.1	Powers of Attorney

99.1	Section 906 Certification

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the company’s application for confidential treatment of omitted information pursuant to Rule 24b-A of the Exchange Act.