Form 10-Q
period 2003-05-31
CARMAX INC
filed 2003-07-15
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 2003
                                                  ------------

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

                                       N/A
                                       ---
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                                                   No
        ------                                                   ------


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes                                                       No   X
        ------                                                   ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at June 30, 2003
 -----------------------------                     ----------------------------
 Common Stock, par value $0.50                            103,465,988


An Index is included on Page 2 and a separate Exhibit Index is included on Page 30.

                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------

                                      INDEX
                                      -----

                                                                                   Page
PART I.           FINANCIAL INFORMATION                                             No.
                  ---------------------                                             ---

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 2003 and 2002                        3

                     Consolidated Balance Sheets -
                     May 31, 2003, and February 28, 2003                             4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2003 and 2002                        5

                     Notes to Consolidated Financial Statements                      6

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operation                   15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk        24

      Item 4.     Controls and Procedures                                           25



PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                 26

      Item 4.     Submission of Matters to a Vote of Security Holders               26

      Item 6.     Exhibits and Reports on Form 8-K                                  26


SIGNATURES                                                                          27
----------

SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                            28
--------------------------------------------------------


SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                            29
--------------------------------------------------------


EXHIBIT INDEX                                                                       30
-------------

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                 Consolidated Statements of Earnings (Unaudited)
                 -----------------------------------------------
                  (Amounts in thousands except per share data)


                                                                Three Months Ended May 31

                                                        2003        %(1)         2002      %(1)
                                                       ------       ----        ------     ----
Sales and operating revenues:
   Used vehicle sales                             $    890,142      75.9   $    737,781    73.4
   New vehicle sales                                   136,399      11.6        132,343    13.2
   Wholesale vehicle sales                             100,733       8.6         92,453     9.2
   Other sales and revenues                             45,561       3.9         43,226     4.3
                                                  ---------------------------------------------
Net sales and operating revenues                     1,172,835     100.0      1,005,803   100.0
Cost of sales                                        1,025,064      87.4        883,661    87.9
                                                  ---------------------------------------------
Gross profit                                           147,771      12.6        122,142    12.1
CarMax Auto Finance income (Notes 6 and 7)              25,748       2.2         19,838     2.0
Selling, general and administrative expenses           115,553       9.9         93,037     9.3
Interest expense (Note 5)                                  754       0.1            694     0.1
Interest income                                            122        -              78      -
                                                  ---------------------------------------------
Earnings before income taxes                            57,334       4.9         48,327     4.8
Provision for income taxes                              22,074       1.9         19,089     1.9
                                                  ---------------------------------------------
Net earnings                                      $     35,260       3.0    $    29,238     2.9
                                                  =============================================

Weighted average common shares (Note 3):
   Basic                                               103,156                  102,885
                                                  ============              ===========
   Diluted                                             104,762                  104,753
                                                  ============              ===========
Net earnings per share (Note 3):
   Basic                                          $       0.34              $      0.28
                                                  ============              ===========
   Diluted                                        $       0.34              $      0.28
                                                  ============              ===========


(1) Percents of net sales and operating revenues may not total due to rounding.

              See accompanying notes to consolidated financial statements.

                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                    (Amounts in thousands except share data)


                                                                  May 31, 2003         Feb. 28, 2003
                                                                  ------------         -------------
                                                                   (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                           $   32,029            $   34,615
Accounts receivable, net                                                73,940                56,449
Automobile loan receivables held for sale (Note 7)                      20,428                 3,579
Retained interests in securitized receivables (Note 7)                 145,020               135,016
Inventory                                                              430,386               466,450
Prepaid expenses and other current assets                                8,464                12,636
                                                                    ----------            ----------

Total current assets                                                   710,267               708,745

Property and equipment, net                                            218,069               187,158
Deferred income taxes                                                    3,098                     -
Other assets                                                            20,218                21,714
                                                                    ----------            ----------

TOTAL ASSETS                                                        $  951,652            $  917,617
                                                                    ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                    $  139,824            $  117,587
Accrued expenses and other current liabilities                          47,125                44,682
Accrued income taxes                                                    16,136                     -
Deferred income taxes                                                   29,948                29,783
Short-term debt (Note 5)                                                14,532                56,051
                                                                    ----------            ----------

Total current liabilities                                              247,565               248,103

Long-term debt, excluding current installments (Note 5)                100,000               100,000
Deferred revenue and other liabilities                                  11,984                10,904
Deferred income taxes                                                        -                 4,041
                                                                    ----------            ----------

TOTAL LIABILITIES                                                      359,549               363,048

Stockholders' equity (Note 1):
Common stock, par value $0.50; authorized: 350,000,000
     shares, issued and outstanding 103,291,595 shares at
     May 31, 2003 and 103,083,047 shares at February 28, 2003           51,646                51,542
Capital in excess of par value                                         474,915               472,745
Retained earnings                                                       65,542                30,282
                                                                    ----------            ----------


TOTAL STOCKHOLDERS' EQUITY                                             592,103               554,569
                                                                    ----------            ----------

Commitments and contingent liabilities (Notes 1 and 5)                       -                     -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  951,652            $  917,617
                                                                    ==========            ==========

See accompanying notes to consolidated financial statements.

                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                             (Amounts in thousands)

                                                                  Three Months Ended May 31
                                                                2003                    2002
                                                             -----------             -----------
Operating Activities:
---------------------
Net earnings                                                 $   35,260              $   29,238
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                 4,063                   4,138
    Amortization of restricted stock awards                          32                      18
    Loss on disposition of property and equipment                     -                      10
    Provision for deferred income taxes                          (6,974)                   (586)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                     (17,491)                 (1,890)
       Increase in automobile loan receivables held
         for sale                                               (16,849)                   (432)
       Increase in retained interests in securitized
         receivables                                            (10,004)                 (7,177)
       Decrease (increase) in inventory                          36,064                 (18,377)
       Decrease in prepaid expenses and
         other current assets                                     4,172                     419
       Decrease (increase) in other assets                        1,423                      (1)
       Increase in accounts payable, accrued
         expenses and other current liabilities
         and accrued income taxes                                41,856                   3,012
       Increase in deferred revenue and other liabilities         1,080                     770
                                                             ----------              ----------
Net cash provided by operating activities                        72,632                   9,142
                                                             ----------              ----------

Investing Activities:
---------------------
Purchases of property and equipment                             (34,901)                (28,533)
Proceeds from sales of property and equipment                         -                       6
                                                             ----------              ----------
Net cash used in investing activities                           (34,901)                (28,527)
                                                             ----------              ----------


Financing Activities:
---------------------
Decrease in short-term debt, net                                (41,519)                    (79)
Issuance of long-term debt                                            -                  76,716
Equity issuances, net                                             1,202                     907
                                                             ----------              ----------
Net cash (used in) provided by financing activities             (40,317)                 77,544
                                                             ----------              ----------

(Decrease) increase in cash and cash equivalents                 (2,586)                 58,159
Cash and cash equivalents at beginning of year                   34,615                   3,286
                                                             ----------              ----------
Cash and cash equivalents at end of period                   $   32,029              $   61,445
                                                             ==========              ==========


See accompanying notes to consolidated financial statements.

                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Basis of Presentation
     ---------------------

     On September 10, 2002, Circuit City Stores, Inc. ("Circuit City Stores") shareholders, which included Circuit City Stores, Inc.-Circuit City Group Common Stock shareholders and Circuit City Stores, Inc.-CarMax Group Common Stock shareholders, approved the separation of the CarMax business from Circuit City Stores, and the Circuit City Stores board of directors authorized the redemption of the CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution, a 0.313879 share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date of the distribution. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc. ("CarMax" and "the company"), an independent, separately traded public company. These consolidated financial statements are presented as if CarMax existed as an entity separate from the other businesses of Circuit City Stores during the periods presented.

     In the separation, Circuit City Stores contributed to CarMax all of the subsidiaries and net assets and liabilities that constituted the CarMax Group. CarMax includes the same businesses, assets and liabilities whose financial performance was intended to be reflected by the CarMax Group Common Stock. CarMax's assets and liabilities are accounted for at the historical values carried by Circuit City Stores prior to the separation.

     In conjunction with the separation, all outstanding CarMax Group stock options and restricted stock were replaced with CarMax, Inc. stock options and restricted stock with the same terms and conditions, exercise prices and restrictions as the CarMax Group stock options and restricted stock they replaced.

     The current relationship between Circuit City Stores and CarMax is governed by a transition services agreement under which Circuit City Stores provides CarMax services including human resources, payroll, benefits administration, tax services, computer center support and telecommunications services. These services have terms ranging from six to 24 months, with varying renewal options. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, was also executed upon separation.

2.   Accounting Policies
     -------------------

     CarMax's consolidated financial statements conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's annual report on Form 10-K for the fiscal year ended February 28, 2003.

3.   Net Earnings per Share
     ----------------------

     CarMax was a wholly owned subsidiary of Circuit City Stores for the three months ended May 31, 2002. Earnings per share have been presented to reflect the capital structure effective with the separation of CarMax from Circuit City Stores.

     All earnings per share calculations have been computed as if the separation had occurred at the beginning of the periods presented.

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share are presented below:

                                                       Three Months Ended May 31
(Amounts in thousands except per share data)            2003               2002
--------------------------------------------------------------------------------

Weighted average common shares...................      103,156           102,885
Dilutive potential common shares:
Options..........................................        1,599             1,849
Restricted stock.................................            7                19
                                                       -------------------------
Weighted average common shares
     and dilutive potential common shares........      104,762           104,753
                                                       =========================

Net earnings available to common shareholders....     $ 35,260           $29,238
Basic net earnings per share.....................     $   0.34            $ 0.28
Diluted net earnings per share...................     $   0.34            $ 0.28


     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three month period ended May 31, 2003, options to purchase 1,031,827 shares of common stock at prices ranging from $18.60 to $43.44 per share were outstanding and not included in the calculation. For the three month period ended May 31, 2002, options to purchase 15,364 shares at prices ranging from $37.49 to $43.44 per share were outstanding and not included in the calculation.


4.   Stock-Based Compensation
     ------------------------

     The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123." The company adopted the disclosure provisions of SFAS No. 148 in the fourth quarter of fiscal 2003. The following table illustrates the effect on net earnings per share as if the fair value method of accounting had been applied to all outstanding stock awards in each reported period as follows:

                                                       Three Months Ended May 31
(Amounts in thousands except per share data)               2003          2002
--------------------------------------------------------------------------------

Net earnings, as reported ........................    $   35,260         $29,238

Total stock-based compensation expenses
    determined under fair value based method
    for all awards, net of related tax effects ...         1,538           1,078
                                                     ---------------------------

Pro forma net earnings ...........................    $   33,722      $   28,160
                                                     ===========================

Earnings per share:
    Basic, as reported ...........................    $     0.34      $     0.28
    Basic, pro forma .............................    $     0.33      $     0.27

    Diluted, as reported .........................    $     0.34      $     0.28
    Diluted, pro forma ...........................    $     0.32      $     0.27

The pro forma effect on first quarter fiscal 2004 may not be representative of the pro forma effects on net earnings for future periods.

5.   Debt
     ----

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. During the fourth quarter of fiscal year 2003, the credit agreement was increased from $200 million to $300 million. The credit agreement includes a $200 million revolving loan commitment and a $100 million term loan. The borrowings under the revolving loan commitment are classified as short-term debt on the company's consolidated balance sheets. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The credit agreement is scheduled to terminate on May 17, 2005. The termination date of the agreement will be automatically extended one year each May 17 unless CarMax or either lender elects, prior to the extension date, not to extend the agreement.
     As of May 31, 2003, the amount outstanding under this credit agreement was $114.5 million. Under this agreement, CarMax must meet quarterly financial covenants relating to minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at May 31, 2003.

6.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CarMax Auto Finance ("CAF"), originates automobile loans to prime-rated customers at competitive market rates of interest. The company sells substantially all of the loans it originates each month in a securitization transaction discussed in Note 7. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds. A gain, recorded at the time of the securitization transaction, results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

CarMax Auto Finance income was as follows:

                                                    Three Months Ended May 31*
(Amounts in millions)                                  2003            2002
--------------------------------------------------------------------------------

Gains on sales of loans.........................    $  19.7          $ 15.6
                                                    ----------------------------

Other income:
   Servicing fee income.........................        5.1             4.1
   Interest income..............................        5.1             3.6
                                                    ----------------------------
Total other income..............................       10.2             7.7
                                                    ----------------------------

Direct expenses:
   CAF payroll and fringe benefit expense.......        1.9             1.7
   Other direct CAF expenses....................        2.1             1.8
                                                    ----------------------------
Total direct expenses...........................        4.1             3.5
                                                    ----------------------------

CarMax Auto Finance income......................    $  25.7          $ 19.8
                                                    ============================

* Amounts in table may not total due to rounding

     CarMax Auto Finance income does not include any allocation of indirect costs or income. The company presents this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefit or costs that could be attributed to CAF. Examples of indirect costs not included are retail store expenses, retail financing commissions and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.


7.   Securitizations
     ---------------

     The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CarMax Auto Finance. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to the company's assets for the principal amount of the loans beyond the retained interests. The investors issue commercial paper supported by the transferred receivables and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. This frees up capacity in the warehouse facility. In a public securitization, a pool of automobile loan receivables are sold to a bankruptcy-remote, qualified special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. The earnings impact of moving receivables from the warehouse facility to a public securitization has not been and is not expected to be material to the operations of the company.

     The transfers of receivables are accounted for as sales in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 6.



                                                              Three Months Ended May 31
(Amounts in millions)                                            2003             2002
------------------------------------------------------------------------------------------
Net loans originated.....................................    $   368.9        $   289.8
Loans sold...............................................    $   358.0        $   283.1
Gains on sales of loans..................................    $    19.7        $    15.6
Gains on sales of loans as a percentage of loans sold....          5.5%             5.5%

     Retained Interests. The company retains various interests in the automobile loan receivables that it securitizes. The retained interests, presented as current assets on the company's consolidated balance sheets, serve as a credit enhancement for the benefit of the investors in the securitized receivables. These retained interests include the present value of the expected residual cash flows generated by the securitized receivables, or "interest-only strip receivables," the restricted cash on deposit in various reserve accounts and an undivided ownership interest in the receivables securitized through the warehouse facility, or "required excess receivables" as described below. The special purpose entities and the investors have no recourse to the company's assets beyond the retained interests. The fair value of the retained interests may fluctuate depending upon the performance of the securitized receivables. Retained interests balances consisted of the following:


                                                          As of May 31               As of February 28
 (Amounts in millions)                                  2003           2002         2003           2002
 -------------------------------------------------------------------------------------------------------
 Interest-only strip receivables..................  $   95.4       $   76.1     $   88.3       $   74.3
 Restricted cash..................................      39.2           33.8         33.3           34.7
 Required excess receivables......................      10.4           18.0         13.4           11.7
                                                    ----------------------------------------------------
 Total                                              $  145.0       $  127.9     $  135.0       $  120.7
                                                    ====================================================


The retained interests had a weighted average life of 1.5 years as of May 31, 2003, and 1.6 years as of May 31, 2002. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by summing the product (a), the sum of the principal collections expected in each future period, times (b), the number of periods until collection, and then dividing that total by (c), the initial principal balance.

Interest-only strip receivables. Interest-only strip receivables represent the
--------------------------------
present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's projections of key factors, such as finance charge income, default rates, prepayment rates and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from these projections. Management evaluates the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Restricted cash. Restricted cash represents amounts on deposit in various
----------------
reserve accounts established for the benefit of the securitization investors. The amounts on deposit in the reserve accounts are used to pay various amounts, including principal and interest to investors, in the event that the cash generated by the securitized receivables in a given period is insufficient to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company.

In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. Generally, restricted cash reserves range between 2.0% and 2.5% of managed receivables.

Required excess receivables. The warehouse facility requires that the total
----------------------------
value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.

Key Assumptions Used in Measuring Retained Interests and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at May 31, 2003, and a sensitivity analysis showing the hypothetical effect on the interest-only strip receivables if there were unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2003, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                        Impact on Fair       Impact on Fair
                                     Assumptions        Value of 10%          Value of 20%
(Dollar amounts in millions)             Used          Adverse Change        Adverse Change
--------------------------------------------------------------------------------------------
Prepayment rate.................    1.45%-1.55%             $6.0                  $11.7
Cumulative default rate.........    1.85%-2.40%             $3.7                  $ 7.4
Annual discount rate............        12.0%               $1.8                  $ 3.6


Prepayment rate. The company uses the Absolute Prepayment Model or "ABS" to
----------------
estimate prepayments. This model assumes a rate of prepayment each month relative to the original number of receivables in a pool of receivables. ABS further assumes that all the receivables are the same size and amortize at the same rate and that each receivable in each month of its life will either be paid as scheduled or prepaid in full. For example, in a pool of receivables originally containing 10,000 receivables, a 1% ABS rate means that 100 receivables prepay each month.

Cumulative default rate. Cumulative default rate or "static pool" net losses are
------------------------
calculated by dividing the total projected future credit losses of a pool of receivables by the original pool balance.

Continuing Involvement with Securitized Receivables. The company continues to manage the automobile loan receivables that it securitizes. The company receives servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the company for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded. The company is at risk for the retained interests in the securitized receivables. If the securitized receivables do not perform as originally projected, the value of the retained interests would be impacted resulting in an adjustment to earnings in the period in which it occurs. The assumptions used to value the retained interests, as well as a sensitivity analysis, are detailed in the "Key Assumptions Used in Measuring Retained Interests and Sensitivity Analysis" section of this footnote. Supplemental information about the managed receivables is shown in the following tables:


                                                            As of May 31                  As of February 28
          (Amounts in millions)                          2003            2002            2003           2002
          ------------------------------------------------------------------------------------------------------
Loans securitized................................   $   1,960.3     $   1,569.7      $  1,859.1     $  1,489.4
Loans held for sale or investment................          32.6            20.5            19.6           13.9
                                                    ------------------------------------------------------------
Ending managed receivables.......................   $   1,992.9     $   1,590.2      $  1,878.7     $  1,503.3
                                                    ============================================================
Accounts 31+ days past due.......................   $      28.7     $      21.2      $     27.6     $     22.3
Past due accounts as a percentage of
   ending managed receivables                              1.44%           1.33%           1.47%          1.48%


                                                                           Three Months Ended May 31
 (Amounts in millions)                                                       2003              2002
 --------------------------------------------------------------------------------------------------------
 Average managed receivables...........................................   $1,942.5           $1,559.2
 Credit losses on managed receivables..................................        4.2                3.3
 Annualized losses as a percentage of
      average managed receivables......................................       0.86%              0.85%

Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations.


                                                                                     Three Months Ended May 31
     (Amounts in millions)                                                                 2003         2002
     -------------------------------------------------------------------------------------------------------------
o        Proceeds from new securitizations......................................        $   296.0    $   221.0
o        Proceeds from collections reinvested in
             revolving period securitizations...................................        $   152.2    $   134.5
o        Servicing fees received................................................        $     4.9    $     3.9
o        Other cash flows received from retained interests:
             Interest-only strip receivables....................................        $    16.8    $    17.0
             Cash reserve releases, net.........................................        $     2.4    $     3.0


Proceeds from new securitizations.  Proceeds from new securitizations  represent
----------------------------------
receivables newly securitized through the warehouse facility during the period. Receivables initially securitized through the warehouse facility that are periodically sold in publicly underwritten offers are not considered new securitizations for this table.

Proceeds from  collections.  Proceeds from  collections  reinvested in revolving
---------------------------
period securitizations represent principal amounts collected on receivables securitized through the warehouse facility which are used to fund new originations.

Servicing fees.  Servicing fees received represent cash fees paid to the company
---------------
to service the securitized receivables.

Other cash flows received from retained interests. Other cash flows received
--------------------------------------------------
from retained interests represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from restricted cash accounts.

Financial Covenants and Performance Triggers.  Certain securitization agreements
---------------------------------------------
include various financial covenants and performance tests, while other securitization agreements such as the company's most recent public securitization, which did not involve third-party insurance, do not include financial covenants or performance triggers. For those agreements with financial covenants and performance tests, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. The securitized receivables must meet performance tests relating to portfolio yield, default rates and delinquency rates.

If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or be terminated as servicer under the public securitizations. At May 31, 2003, the company was in compliance with these financial covenants and the securitized receivables were in compliance with these performance tests.


8.   Financial Derivatives
     ---------------------

     The company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized in the warehouse facility. During the first quarter of fiscal 2004, the company entered into three 40-month amortizing interest rate swaps with initial notional amounts totaling approximately $264.5 million. The amortized notional amount of the interest rate swaps was reduced in the first quarter of fiscal 2004 in conjunction with the replacement of variable-rate securities in the warehouse facility with a $507.0 million fixed-rate public securitization that was completed in May 2003. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $262.6 million at May 31, 2003, and $473.2 million at February 28, 2003. The fair value of swaps included in accounts payable totaled a net liability of $1.4 million at May 31, 2003, and $2.6 million at February 28, 2003.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates. The company does not anticipate significant market risk from swaps as they are used on a monthly basis to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The company mitigates credit risk by dealing with highly rated bank counterparties.

9.   Recent Accounting Pronouncements
     --------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is currently monitoring developments with regard to the proposed FASB Staff Position issued on the implementation of FIN No. 46 which is currently subject to public comment. Therefore, at this time, the company cannot determine whether the application of FIN No. 46 will affect its financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the application of the provisions of SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.


10.  Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to the third fiscal quarter ended November 30, 2002, income generated by CAF and third-party finance fee income were recorded as reductions to selling, general and administrative expenses. The company currently presents CAF income as a separate line item in the consolidated statements of earnings, and third-party finance fees are reported as a component of other sales and revenues. For the three months ended May 31, 2002, CAF income was $19.8 million and third-party finance fee income was $4.2 million. These reclassifications increased last year's first quarter selling, general and administrative expenses by $24.0 million and other sales and revenues by $4.2 million. An additional reclassification increased selling, general and administrative expenses by $0.4 million. The reclassifications had no impact on the company's net earnings.

                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                 -----------------------------------------------


In this discussion, "we," "our," "CarMax," "CarMax, Inc." and "the company" refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percents in the tables may not total due to rounding.

CarMax was formerly a wholly owned subsidiary of Circuit City Stores, Inc. ("Circuit City Stores"). On September 10, 2002, the Circuit City Stores shareholders, which included Circuit City Stores, Inc.-Circuit City Group Common Stock shareholders and Circuit City Stores, Inc.-CarMax Group Common Stock shareholders, approved the separation of the CarMax business from Circuit City Stores, and the Circuit City Stores board of directors authorized the redemption of the CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received, as a tax-free distribution, a 0.313879 share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc., an independent, separately traded public company.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see "Critical Accounting Policies" in Management's Discussion and Analysis included in the CarMax, Inc. 2003 Annual Report to Shareholders, filed as Exhibit 13.1 to the company's annual report on Form 10-K for the fiscal year ended February 28, 2003. These policies relate to the calculation of the fair value of retained interests in securitization transactions, revenue recognition, defined benefit retirement plans and insurance liabilities.


RESULTS OF OPERATIONS

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to the third fiscal quarter ended November 30, 2002, income generated by CAF and third-party finance fee income were recorded as reductions to selling, general and administrative expenses. The company currently presents CAF income as a separate line item in the consolidated statements of earnings, and third-party finance fees are reported as a component of other sales and revenues. For the three months ended May 31, 2002, CAF income was $19.8 million and third-party finance fee income was $4.2 million. These reclassifications increased last year's first quarter selling, general and administrative expenses by $24.0 million and other sales and revenues by $4.2 million. An additional reclassification increased selling, general and administrative expenses by $0.4 million. The reclassifications had no impact on the company's net earnings.

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

Net Sales and Operating Revenue
-------------------------------

Total sales for the first quarter of fiscal 2004 increased 17% to $1.17 billion from $1.01 billion in last year's first quarter.

                                                                           Three Months Ended May 31
(Amounts in millions)                                               2003       %           2002           %
------------------------------------------------------------------------------------------------------------
Used vehicle sales........................................   $     890.1               $   737.8
New vehicle sales.........................................         136.4                   132.3
                                                             -----------------------------------------------
Total retail vehicle sales................................       1,026.5      87.5         870.1        86.5

Wholesale vehicle sales...................................         100.7       8.6          92.5         9.2

Other sales and revenues:
   Extended warranty revenue..............................          19.9                    16.7
   Service department sales...............................          16.4                    15.5
   Appraisal purchase processing fees.....................           4.4                     6.8
   Third-party finance fees..............................            4.8                     4.2
                                                             -----------------------------------------------
Total other sales and revenues............................          45.6       3.9          43.2         4.3
                                                             -----------------------------------------------

Total net sales and operating revenues....................   $   1,172.8     100.0     $ 1,005.8       100.0
                                                             ===============================================



Total Retail Vehicle Sales. Comparable store used unit sales growth is a primary
--------------------------
driver of CarMax's profitability. For the first quarter ended May 31, 2003, the overall increase in retail sales is attributed to the growth in comparable store used unit sales and strong performance by the seven CarMax stores opened since April 2002, which are not included in quarterly comparable store sales. For the first quarter, we achieved comparable store used unit sales growth of 10%.

A CarMax store is included in comparable store retail sales after the store has been open for a full year (in the store's fourteenth full month of operation). Comparable store retail vehicle unit and dollar sales changes for the first quarter of fiscal 2004 and 2003 were as follows:


                                        Three Months Ended May 31
                                         2003               2002
                                     ---------------------------------
  Vehicle units:
     Used vehicles............           10%                 12 %
     New vehicles.............            3%                 (4)%
  Total.......................            9%                 10 %

  Vehicle dollars:
     Used vehicles............            9%                 14 %
     New vehicles.............            3%                 (4)%
  Total.......................            8%                 11 %



Wholesale Vehicle Sales. Part of CarMax's operating strategy is to build
------------------------
customer confidence and satisfaction by offering high-quality vehicles; therefore, fewer than half of the vehicles acquired through the appraisal process meet CarMax standards for reconditioning and subsequent retail sale. Those vehicles that do not meet CarMax's standards are sold at its own on-site wholesale auctions. The increase in wholesale vehicle sales is primarily the result of adding seven used superstores to the store base since April 2002, as well as increased customer response to CarMax's vehicle appraisal offer.

Other Sales and Revenues. Other sales and revenues include extended warranty
-------------------------
revenue, service department sales, appraisal purchase processing fees collected from customers for the purchase of their vehicles and third-party finance fees.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue represents commissions from the unrelated third parties. The increase in warranty revenue is a result of the strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Appraisal purchase processing fees collected from customers were designed to cover some of the costs of our appraisal and wholesale operations. During the first quarter of fiscal 2004, CarMax began testing an alternative method to recover additional costs related to the appraisal and wholesale operations. In these tests, instead of charging the customer an appraisal purchase processing fee, the company adjusts the amount of its purchase offer for the customer's vehicle to capture the total costs of the appraisal and wholesale operations. The first quarter tests resulted in a decrease in appraisal purchase processing fees versus last year; however, this decrease was offset by the increase in overall wholesale gross profit margin.

Supplemental information related to vehicle sales follows:


  Retail Unit Sales
  -----------------
                                                Three Months Ended May 31
                                               2003                  2002
                                            ----------------------------------
  Used vehicles.........................       58,045                47,310
  New vehicles..........................        5,883                 5,736
                                            ----------------------------------
  Total.................................       63,928                53,046
                                            ==================================

  Average Retail Selling Prices
  -----------------------------
                                                Three Months Ended May 31
                                               2003                  2002
                                             ---------------------------------
  Used vehicles.........................       $15,266              $15,500
  New vehicles..........................       $23,063              $23,032
  Total vehicles........................       $15,983              $16,314

  Percent Retail Vehicle Sales
  ----------------------------
                                                Three Months Ended May 31
                                               2003                  2002
                                             ---------------------------------
  Vehicle units:
     Used vehicles......................        91%                   89%
     New vehicles.......................         9                    11
                                             ---------------------------------
  Total.................................       100%                  100%
                                             =================================

  Vehicle dollars:
     Used vehicles......................        87%                   85%
     New vehicles.......................        13                    15
                                             ---------------------------------
  Total.................................        100%                  100%
                                             =================================

Retail  Stores.  In the first  quarter of fiscal 2004,  CarMax  opened  standard
---------------
superstores  in Henderson  (Las Vegas market),  Nev. and Merriam
(Kansas City market), Kan. In June 2003, CarMax added a standard superstore in the Birmingham, Ala. market and plans to add a satellite superstore in the Orlando, Fla. market in the second quarter of fiscal 2004.

The following table provides detail on the CarMax retail stores:

                                             Estimate
        Store Mix                       Feb. 28, 2004     May 31, 2003     Feb . 28, 2003    May 31, 2002
 --------------------------------------------------------------------------------------------------------
 Mega superstores(1)......................    13               13                 13                13
 Standard superstores(2)..................    25               21                 19                18
 Prototype satellite stores(3)............    11                8                  8                 5
 Co-located new car stores................     2                2                  2                 2
 Stand-alone new car stores...............     0                2                  2                 2
                                             --------------------------------------------------------------
 Total....................................    51               46                 44                40
                                             ==============================================================

(1) 70,000 to 95,000 square feet on 20 to 35 acres
(2) 40,000 to 60,000 square feet on 10 to 25 acres
(3) 10,000 to 20,000 square feet on 4 to 7 acres


Gross Profit Margin
-------------------

The total gross profit margin was 12.6% of sales in the first quarter of fiscal 2004 and 12.1% for the first quarter of fiscal 2003.

                                                              Three Months Ended May 31
                                                         2003                     2002
                                                    %(1)      $ per unit     %(1)    $ per unit
                                                  --------------------------------------------
Used vehicle gross profit margin................    11.1       1,699        10.9         1,703
New vehicle gross profit margin.................     3.7         861         4.0           914
                                                  ---------------------------------------------
Total retail vehicle gross profit margin........    10.1       1,622         9.9         1,618

Wholesale vehicle gross profit margin...........     9.5         332         6.7           239

Other gross profit margin.......................    75.8       NM(2)        69.8         NM(2)
                                                  ---------------------------------------------

Total gross profit margin.......................    12.6       NM(2)        12.1         NM(2)
                                                  =============================================

(1) Gross profit margin percentages are calculated as a percentage of their respective sales or revenue
(2) Not meaningful

The new vehicle gross profit margin decline reflects an increased competitive environment in new cars in the first quarter compared with the same period in the prior year, requiring more aggressive pricing in order to drive sales unit volume.

The majority of the increase in the wholesale vehicle gross profit margin resulted from the tests of alternative methods to recover the costs of the wholesale operations, the impact of which was an increase in wholesale vehicle gross margins and a decrease in appraisal purchase processing fees in the first quarter of fiscal 2004.

The increase in other gross profit margin was primarily due to the increases in extended warranty sales and third-party finance fees as a percentage of other sales and revenues, partially offset by the decrease in the appraisal purchase processing fees.

CarMax Auto Finance Income
--------------------------

CarMax Auto Finance is the company's finance operation. CAF's lending business is limited to providing prime auto loans for CarMax's used and new car sales.

Because the purchase of an automobile traditionally is reliant on the consumer's ability to obtain on-the-spot financing, it is important to our business that such financing be available to credit-worthy customers. While financing can also be obtained from third-party sources, we are concerned that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing and vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders. CAF provides CarMax with the opportunity to capture additional profits and cash flows from auto loan receivables while managing the company's reliance on third-party finance sources.


CAF income does not include any allocation of indirect costs or income. We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are retail store expenses, retail financing commissions and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

For the first quarter of fiscal 2004 and 2003, CarMax Auto Finance income was as follows:

                                                             Three Months Ended May 31
(Amounts in millions)                                 2003          %         2002        %
--------------------------------------------------------------------------------------------

Gains on sales of loans(1)......................  $    19.7       5.5       $   15.6     5.5
                                                  ------------------------------------------

Other income (2):
     Servicing fee income.......................        5.1       1.1            4.1     1.1
     Interest income............................        5.1       1.1            3.6     0.9
                                                  ------------------------------------------
Total other income..............................       10.2       2.1            7.7     2.0
                                                  ------------------------------------------

Direct expenses (2)
     CAF payroll and fringe benefit expense.....        1.9       0.4            1.7     0.4
     Other direct CAF expenses..................        2.1       0.4            1.8     0.5
                                                  ------------------------------------------
Total direct expenses...........................        4.1       0.8            3.5     0.9
                                                  ------------------------------------------

CarMax Auto Finance income (3)..................  $    25.7       2.2       $   19.8     2.0
                                                  ==========================================

Loans sold......................................  $   358.0                 $  283.1
Average managed receivables.....................  $ 1,942.5                 $1,559.2
Net sales and operating revenues................  $ 1,172.8                 $1,005.8
Ending managed receivable balance...............  $ 1,992.9                 $1,590.2

Percent columns indicate:
(1) Percent of loans sold
(2) Annualized percent of averaged managed receivables
(3) Percent of net sales and operating revenues


CAF originates automobile loans to CarMax customers at competitive market rates of interest. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds. Substantially all of the loans originated by CAF each month are sold in securitization transactions as described in Note 7 to the company's consolidated financial statements. A gain results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

CarMax Auto Finance income increased 30% in the first quarter of fiscal 2004 to $25.7 million from $19.8 million for the same period last year. Gains on sale of loans increased $4.1 million as a result of increased used vehicle sales. The increase in other income and total direct expenses was proportionate to the increase in the managed receivables over the same period last year.

The company is at risk for the performance of the securitized receivables managed to the extent that it maintains a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is shown in the following tables:

                                                                                           As of May 31
                                                         As of February 28
          (Amounts in millions)                      2003              2002           2003            2002
          -----------------------------------------------------------------------------------------------------
Loans securitized..............................   $   1,960.3     $   1,569.7      $   1,859.1    $   1,489.4
Loans held for sale or investment..............          32.6            20.5             19.6           13.9
                                                  -------------------------------------------------------------
Ending managed receivables.....................   $   1,992.9     $   1,590.2      $   1,878.7    $   1,503.3
                                                  =============================================================
Accounts 31+ days past due.....................   $      28.7     $      21.2      $      27.6    $      22.3
Past due accounts as a percentage of
     ending managed receivables................          1.44%           1.33%            1.47%          1.48%


                                                                              Three Months Ended May 31
   (Amounts in millions)                                                     2003                  2002
   ------------------------------------------------------------------------------------------------------------
   Average managed receivables....................................        $1,942.5               $1,559.2
   Credit losses on managed receivables...........................        $    4.2               $    3.3
   Annualized losses as a percentage of
        average managed receivables...............................            0.86%                  0.85%


If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the gain receivable, earnings could be impacted. Despite the current weak economic environment, the managed receivables continue to perform in line with our expectations. Detail concerning the assumptions used to value the retained interests and the valuation's sensitivity to adverse changes in the performance of the managed receivables are included in
Note 7 to the company's consolidated financial statements.

Selling, General and Administrative Expenses
--------------------------------------------

The selling, general and administrative expense ratio was 9.9% of sales in the first quarter of fiscal 2004 and 9.3% of sales in the first quarter of fiscal 2003. The increase in the expense ratio for the first quarter of fiscal 2004 versus the first quarter of last fiscal year reflects the expected higher-level operating expenses associated with being a stand-alone company following our October 1, 2002, separation from Circuit City Stores. The incremental costs related to being a stand-alone company were approximately $5.5 million in the first quarter of fiscal 2004. Also as anticipated, preopening expenses increased because we opened two stores in the first quarter of this year compared with only one store opened in last year's first quarter.

Interest Expense
----------------

Interest expense increased to $0.8 million for the first quarter of fiscal 2004 from $0.7 million in the same period last year.

Income Taxes
------------

The effective income tax rate decreased to 38.5% for the first quarter of fiscal 2004 from 39.5% for the first quarter of fiscal 2003. In the previous fiscal year, the effective tax rate was higher because the separation costs were not deductible.

Net Earnings
------------

First quarter fiscal 2004 net earnings increased 21% to $35.3 million from $29.2 million in the first quarter of fiscal 2003. The increase in net earnings is a result of strong sales growth and the absence of expenses related to the separation from Circuit City Stores which was completed last fiscal year, offset by incremental costs of being a stand-alone company.

Operations Outlook
------------------

CarMax continues to demonstrate that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth. In addition to the two standard-sized superstores opened in the first quarter and the standard-sized superstore opened in Birmingham, Ala. in June 2003, we plan to open approximately two standard-sized used car superstores and three prototype satellite superstores in fiscal 2004. In addition, in Los Angeles we intend to integrate our two remaining stand-alone franchises with a new used car superstore during the second half of fiscal 2004. We may also open a tenth store late in the fourth quarter. In April of fiscal 2004, we sold the Jeep franchise in Kenosha, Wis. In July of fiscal 2004, we returned the Mitsubishi new car franchise operating in Nashville, Tenn. to the manufacturer. We still plan to sell or return the remaining four Mitsubishi new car franchises during fiscal 2004. The sale of the Mitsubishi franchises, which are integrated with used car superstores, will create more space for used car sales expansion, which is more profitable for us.

Comparable store used unit sales growth is a primary driver of CarMax's profitability. We anticipate used vehicle unit comparable growth in the range of 6% to 8% for the second quarter and net earnings per share for the second quarter in the range of 33 cents to 35 cents. We reaffirm our belief that our used unit comparable sales growth will be in the range of 5% to 9% in fiscal 2004 and net earnings in the range of $105 million to $116 million. This forecast assumes the continuation of the reduced approval rates from our nonprime loan providers experienced in the fourth quarter of fiscal 2003. The expense leverage that we would normally expect from the comparable store used unit growth is estimated to be more than offset by the full year of incremental costs associated with being a stand-alone company and some additional costs related to our geographic growth. We estimate the ongoing, annual, full-year effect of being a stand-alone company to be approximately $20 to $22 million. In fiscal 2003, we incurred approximately $9 million of these incremental expenses following the October 1, 2002, separation. We expect the majority of the incremental $11 million to $13 million to be incurred in fiscal 2004 will occur during the first seven months fiscal 2004.

We also anticipate that our cost of funds through the second quarter of fiscal 2004 will remain roughly at first quarter levels which will again benefit CarMax Auto Finance. In the event that interest rates remain low, we would anticipate a more moderate reduction in yield spreads in order to maintain our competitive consumer offer. As the spread between the cost of funds and the retail interest rate paid by consumers ultimately returns to more normal levels, CAF's contribution as a percent of sales is expected to decrease.


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is currently analyzing the existing guidance and reviewing developments with regard to the proposed FASB Staff Position issued on the implementation of FIN No. 46 which is currently subject to public comment. Therefore, at this time, the company cannot determine whether the application of FIN No. 46 will affect its financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the application of the provisions of SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first three months of fiscal 2004, CarMax
---------------------
generated cash from operating activities of $72.6 million. In the same period last year, CarMax generated cash from operating activities of $9.1 million. The fiscal 2004 improvement primarily resulted from an increase in net earnings, an increase in accounts payable and accrued expenses associated with the separation from Circuit City Stores, and a decrease in inventory, partially offset by an increase in receivables. The increase in receivables was due to increased sales and the quarter end falling over a weekend. In previous years, certain liabilities such as the workers' compensation liability were recorded through the debt from our former parent and therefore were reflected as a financing activity. The decrease in inventory resulted from the higher mix of used to new vehicles on our lots. New car manufacturers generally require companies to hold approximately sixty days worth of inventory.

Investing Activities. Net cash used in investing activities was $34.9 million in
---------------------
the three months ended May 31, 2003. In the first three months of last fiscal year, CarMax used $28.5 million in investing activities. The increase in capital expenditures resulted from continued geographic growth, with six superstores opening since May 2002, the planned opening of two superstores in the second quarter of fiscal 2004 and the planned opening of five or six additional stores in the second half of fiscal 2004.

Financing Activities. Net cash used in financing activities was $40.3 million in
---------------------
the first three months of fiscal 2004, compared with net cash generated of $77.5 million in the first three months of last fiscal year. On May 17, 2002, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services that is secured by vehicle inventory. During the fourth quarter of fiscal year 2003, the credit agreement was increased from $200 million to $300 million. The credit agreement includes a $200 million revolving loan commitment and a $100 million term loan. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement is scheduled to terminate on May 17, 2005. The termination date of the agreement will be automatically extended one year each May 17 unless CarMax or either lender elects, prior to the next extension date, not to extend the agreement. As of May 31, 2003, the amount outstanding under this credit agreement was $114.5 million.

At May 31, 2003, the aggregate principal amount of securitized automobile loan receivables totaled $1.96 billion. During the first quarter of fiscal 2004, the company completed another public automobile loan receivables securitization. Unlike the company's previous public securitizations, which are supported by third-party insurance policies, this most recent transaction was the company's first using a senior-subordinated structure. This type of structure is not dependent on third-party insurance or other external credit support. Additionally, the current market conditions made a senior-subordinated arrangement more appealing to the company than another insured transaction. The total value of automobile loan receivables securitized through this public offering was $507.0 million. At May 31, 2003, the unused capacity of the warehouse facility was $487.0 million. In June 2003, the warehouse facility was renewed and now matures in June 2004. Also, the facility limit was increased to $825.0 million from $750.0 million. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

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



                           FORWARD-LOOKING STATEMENTS
                           --------------------------

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. For a discussion of risks and uncertainties that may affect CarMax's business, see Management's Discussion and Analysis "Cautionary Information about Forward-Looking Statements" in the company's 2003 annual report to shareholders, filed as Exhibit 13.1 to the company's annual report on Form 10-K for the fiscal year ended February 28, 2003.

                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

MARKET RISK

Automobile Installment Loan Receivables. At May 31, 2003, and February 28, 2003,
---------------------------------------
all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 8 to the company's consolidated financial statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of May 31, 2003, and February 28, 2003, was as follows:


 (Amounts in millions)                        May 31                February 28
 ------------------------------------------------------------------------------

 Fixed-rate securitizations.............  $   1,697.3             $   1,385.1
 Floating-rate securitizations
    synthetically altered to fixed......        262.6                   473.2
 Floating-rate securitizations..........          0.4                     0.8
 Held for investment (1)................         12.2                    16.0
 Held for sale (2)......................         20.4                     3.6
                                          -------------------------------------
 Total..................................  $   1,992.9             $   1,878.7
                                          =====================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. CarMax also has interest rate risk from changing
-----------------------
interest rates related to our outstanding debt. Substantially all of the debt is floating rate debt based on LIBOR. A 100 basis point increase in market interest rates would not have had a material effect on our first quarter results of operations or cash flows.

                                     ITEM 4.


                             Controls and Procedures
                             -----------------------

The company maintains disclosure controls and procedures ("disclosure controls") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Within 90 days of the date of filing this 10-Q, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls are effective. From the date of the evaluation to the date of filing this 10-Q, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The annual meeting of the company's shareholders was held June 24, 2003.

              (b) At the annual meeting, the shareholders of the company elected Jeffrey E. Garten, Beth A. Stewart and William R. Tiefel as directors for three-year terms; and W. Robert Grafton and William S. Kellogg as directors for two-year terms. The elections were approved by the following votes:



      Directors                           For                  Withheld
 -------------------------------------------------------------------------------

 Jeffrey E. Garten                    94,703,404                  911,936

 Beth A. Stewart                      94,691,195                  924,145

 William R. Tiefel                    94,702,160                  913,180

 W. Robert Grafton                    94,664,587                  950,753

 William S. Kellogg                   94,727,185                  888,155
 -------------------------------------------------------------------------------



Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as
                 Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated herein by this reference.

         3.2 CarMax, Inc. Bylaws, as amended and restated June 24, 2003, filed herewith

         99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

         99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CARMAX, INC.




                                               By: /s/ Austin Ligon
                                                   -------------------------
                                                   Austin Ligon
                                                   President and
                                                   Chief Executive Officer



                                               By: /s/ Keith D. Browning
                                                   -------------------------
                                                   Keith D. Browning
                                                   Executive Vice President and
                                                   Chief Financial Officer





July 14, 2003

I, Austin Ligon, certify that:

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

Date:  July 14, 2003
                                                    /s/ Austin Ligon
                                                    -----------------------
                                                    Austin Ligon
                                                    President and
                                                    Chief Executive Officer

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

Date:  July 14, 2003
                                                  /s/ Keith D. Browning
                                                  -----------------------
                                                  Keith D. Browning
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


3.2  CarMax,   Inc.  Bylaws,   as  amended  and  restated  June  24,  2003

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002