Form 10-Q
period 2003-09-15
CARMAX INC
filed 2003-10-15
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2003
                                                ---------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-31420
                                                 -------

                                  CARMAX, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  VIRGINIA                                 54-1821055
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

     4900 COX ROAD, GLEN ALLEN, VIRGINIA                     23060
   (Address of principal executive offices)                (Zip code)

                                 (804) 747-0422
                        (Registrant's telephone number,
                              including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                                          No
            -----                                           -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes                                              No   X
            -----                                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at September 30, 2003
-----------------------------                 ---------------------------------
Common Stock, par value $0.50                           103,631,814


An Index is included on Page 2 and a separate Exhibit Index is included on Page 29.



                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------

                                      INDEX
                                      -----

                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
PART I.        FINANCIAL INFORMATION
               ---------------------

   Item 1.     Consolidated Financial Statements:

                  Consolidated Statements of Earnings -
                  Three Months and Six Months Ended August 31, 2003 and 2002                       3

                  Consolidated Balance Sheets -
                  August 31, 2003, and February 28, 2003                                           4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended August 31, 2003 and 2002                                        5

                  Notes to Consolidated Financial Statements                                       6

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                      14

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                         24

   Item 4.     Controls and Procedures                                                            25


PART II.       OTHER INFORMATION
               -----------------

   Item 1.     Legal Proceedings                                                                  26

   Item 4.     Submission of Matters to a Vote of Security Holders                                26

   Item 5.     Other Information                                                                  26

   Item 6.     Exhibits and Reports on Form 8-K                                                   26


SIGNATURES                                                                                        28
----------


EXHIBIT INDEX                                                                                     29
-------------







                                               PART I. FINANCIAL INFORMATION
                                          ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                                                CARMAX, INC. AND SUBSIDIARIES
                                                -----------------------------
                                       Consolidated Statements of Earnings (Unaudited)
                                       -----------------------------------------------
                                        (Amounts in thousands except per share data)


                                                  Three Months Ended                               Six Months Ended
                                                       August 31                                      August 31
                                       --------------------------------------           --------------------------------------
                                       2003       %(1)         2002        %(1)         2003      %(1)        2002        %(1)
                                       ----       ----         ----        ----         ----      ----        ----        ----

Sales and operating revenues:
    Used vehicle sales             $  938,726     75.9    $   784,826      72.6    $ 1,828,868    75.9   $ 1,522,607      73.0
    New vehicle sales                 139,600     11.3        151,861      14.1        275,999    11.5       284,204      13.6
    Wholesale vehicle sales           112,995      9.1         97,671       9.0        213,728     8.9       190,124       9.1
    Other sales and revenues           45,136      3.7         46,324       4.3         90,697     3.8        89,550       4.3
                                       ------      ---         ------       ---         ------     ---        ------       ---
Net sales and operating revenues    1,236,457    100.0      1,080,682     100.0      2,409,292   100.0     2,086,485     100.0

Cost of sales                       1,073,352     86.8        951,870      88.1      2,098,416    87.1     1,835,531      88.0
                                    ---------     ----        -------      ----      ---------    ----     ---------      ----

Gross profit                          163,105     13.2        128,812      11.9        310,876    12.9       250,954      12.0
CarMax Auto Finance income             22,677      1.8         22,110       2.0         48,425     2.0        41,948       2.0
    (Notes 5 and 6)

Selling, general and administrative
    expenses                          121,174      9.8         97,997       9.1        236,727     9.8       191,034       9.2

Interest expense                          383        -            721       0.1          1,137       -         1,415       0.1

Interest income                           182        -            216         -            304       -           294         -
                                      -------      ---         ------       ---        -------     ---       -------       ---

Earnings before income taxes           64,407      5.2         52,420       4.9        121,741     5.1       100,747       4.8

Provision for income taxes             24,797      2.0         20,706       1.9         46,870     1.9        39,795       1.9
                                       ------      ---         ------       ---         ------     ---        ------       ---

Net earnings                      $    39,610      3.2    $    31,714       2.9    $    74,871     3.1   $    60,952       2.9
                                  ===========      ===    ===========       ===    ===========     ===   ===========       ===

Weighted average common
    shares (Note 3):
      Basic                           103,484                 102,988                  103,320               102,936
                                      =======                 =======                  =======               =======
      Diluted                         105,864                 104,542                  105,313               104,647
                                      =======                 =======                  =======               =======
Net earnings per share (Note 3):
      Basic                       $      0.38             $      0.31              $      0.72           $      0.59
                                  ===========             ===========              ===========           ===========

      Diluted                     $      0.37             $      0.30              $      0.71           $      0.58
                                  ===========             ===========              ===========           ===========


(1) Percentages are calculated as a percentage of net sales and operating revenues. Percentages may not total due to rounding.

See accompanying notes to consolidated financial statements.



                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                                    Consolidated Balance Sheets
                                                    ---------------------------
                                              (Amounts in thousands except share data)



                                                                                      Aug.31,2003           Feb.28,2003
                                                                                      -----------           -----------
                                                                                      (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                                $ 45,328              $ 34,615
Accounts receivable, net                                                                   71,008                56,449
Automobile loan receivables held for sale (Note 6)                                         20,402                 3,579
Retained interests in securitized receivables (Note 6)                                    148,042               135,016
Inventory                                                                                 409,477               466,450
Prepaid expenses and other current assets                                                  11,167                12,636
                                                                                          -------               -------

Total current assets                                                                      705,424               708,745

Property and equipment, net                                                               236,606               187,158
Deferred income taxes                                                                       3,208                     -
Other assets                                                                               20,398                21,714
                                                                                          -------               -------

TOTAL ASSETS                                                                             $965,636              $917,617
                                                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                         $115,366              $117,587
Accrued expenses and other current liabilities                                             59,331                44,682
Accrued income taxes                                                                        8,736                     -
Deferred income taxes                                                                      28,912                29,783
Short-term debt                                                                             3,353                56,051
                                                                                         --------              --------

Total current liabilities                                                                 215,698               248,103

Long-term debt, excluding current installments                                            100,000               100,000
Deferred revenue and other liabilities                                                     12,921                10,904
Deferred income taxes                                                                           -                 4,041
                                                                                          -------               -------

TOTAL LIABILITIES                                                                         328,619               363,048

Stockholders' equity (Note 1):
Common stock, par value $0.50; authorized: 350,000,000
     shares; issued and outstanding 103,623,076 shares at
     August 31, 2003, and 103,083,047 shares at February 28, 2003                          51,812                51,542
Capital in excess of par value                                                            480,052               472,745
Retained earnings                                                                         105,153                30,282
                                                                                          -------               -------


TOTAL STOCKHOLDERS' EQUITY                                                                637,017               554,569
                                                                                          -------               -------

Commitments and contingent liabilities (Note 1)                                                 -                     -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $965,636              $917,617
                                                                                         ========              ========

See accompanying notes to consolidated financial statements.





                                                 CARMAX, INC. AND SUBSIDIARIES
                                                 -----------------------------
                                       Consolidated Statements of Cash Flows (Unaudited)
                                       -------------------------------------------------
                                                     (Amounts in thousands)

                                                                                Six Months Ended August 31
                                                                               2003                    2002
                                                                               ----                    ----
Operating Activities:
---------------------
Net earnings                                                                $ 74,871                $ 60,952
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                              8,373                   8,424
    Amortization of restricted stock awards                                       65                      23
    Loss on disposition of property and equipment                                 15                      68
    Provision for deferred income taxes                                       (8,120)                    (86)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                  (14,559)                (16,267)
       Increase in automobile loan receivables held
         for sale                                                            (16,823)                (11,922)
       Increase in retained interests in securitized
         receivables                                                         (13,026)                (10,438)
       Decrease in inventory                                                  56,973                  38,238
       Decrease (increase) in prepaid expenses and
         other current assets                                                  1,469                  (1,498)
       Decrease (increase) in other assets                                     1,232                    (845)
       Increase in accounts payable, accrued
         expenses and other current liabilities
         and accrued income taxes                                             25,480                  24,613
       Increase in deferred revenue and other liabilities                      2,017                   1,870
                                                                            --------                --------
Net cash provided by operating activities                                    117,967                  93,132
                                                                            --------                --------

Investing Activities:
---------------------
Purchases of property and equipment                                          (82,662)                (40,062)
Proceeds from sales of property and equipment                                 24,910                       6
                                                                            --------                ---------
Net cash used in investing activities                                        (57,752)                (40,056)
                                                                            --------                ---------


Financing Activities:
---------------------
Decrease in short-term debt, net                                             (52,698)                 (4,634)
Issuance of long-term debt                                                         -                 100,000
Payments on long-term debt                                                         -                 (77,782)
Equity issuances, net                                                          3,196                     744
                                                                            --------                --------
Net cash (used in) provided by financing activities                          (49,502)                 18,328
                                                                            --------                --------

Increase in cash and cash equivalents                                         10,713                  71,404
Cash and cash equivalents at beginning of year                                34,615                   3,286
                                                                            --------                --------
Cash and cash equivalents at end of period                                  $ 45,328                $ 74,690
                                                                            ========                ========


See accompanying notes to consolidated financial statements.




                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Basis of Presentation
     ---------------------

     Prior to October 1, 2002, CarMax, Inc. ("CarMax" and "the company") was a wholly owned subsidiary of Circuit City Stores, Inc. ("Circuit City
     Stores".) On that date, CarMax was separated from Circuit City Stores through a transaction in which each share of Circuit City Stores, Inc. --
     CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Stores, Inc. --
     Circuit City Group Common Stock received as a tax-free distribution a
     0.313879 share of CarMax, Inc. common stock for each share of Circuit City
     Group Common Stock. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc., which is an independent, separately traded public company. CarMax's assets and liabilities are accounted for at the historical values carried by Circuit City Stores prior to the separation. These consolidated financial statements are presented as if CarMax existed as an entity separate from the other businesses of Circuit City Stores during the periods presented.

     In conjunction with the separation, all outstanding CarMax Group stock options and restricted stock were replaced with CarMax, Inc. stock options and restricted stock with the same terms and conditions, exercise prices and restrictions as the CarMax Group stock options and restricted stock they replaced.

     The current relationship between Circuit City Stores and CarMax is governed by a transition services agreement under which Circuit City Stores provides
     CarMax services including human resources, payroll, benefits administration, tax services, computer center support and telecommunications services. These services have original terms ranging from six to 24 months, with varying renewal options. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, was also executed upon separation.

2.   Accounting Policies
     -------------------

     CarMax's consolidated financial statements conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments necessary for a fair presentation of the interim consolidated financial statements, have been included. The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's annual report on Form 10-K for the fiscal year ended February 28, 2003.

3.   Net Earnings per Share
     ----------------------

     CarMax was a wholly owned subsidiary of Circuit City Stores for the quarter and six months ended August 31, 2002. Earnings per share for these periods have been presented to reflect the capital structure effective with the separation of CarMax from Circuit City Stores. All earnings per share calculations have been computed as if the separation had occurred at the beginning of the periods presented.



Reconciliations of the numerator and denominator of the basic and diluted net earnings per share are presented below:
                                                             Three Months Ended                 Six Months Ended
                                                                  August 31                         August 31
     (Amounts in thousands except per share data)          2003            2002              2003           2002
     --------------------------------------------------------------------------------------------------------------

     Weighted average common shares..................     103,484         102,988           103,320         102,936
     Dilutive potential common shares:
        Options......................................       2,367           1,549             1,983           1,699
        Restricted stock.............................          13               5                10              12
                                                      ---------------------------       ---------------------------
     Weighted average common shares
        and dilutive potential common shares.........     105,864         104,542           105,313         104,647
                                                      ===========================       ===========================

     Net earnings available to common shareholders... $    39,610     $    31,714       $    74,871     $    60,952
     Basic net earnings per share.................... $      0.38     $      0.31       $      0.72     $      0.59
     Diluted net earnings per share.................. $      0.37     $      0.30       $      0.71     $      0.58


     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of August
     31, 2003, options to purchase 18,364 shares of common stock at prices ranging from $35.23 to $43.44 per share were outstanding and not included in the calculation. As of August 31, 2002, options to purchase 1,056,496 shares at prices ranging from $19.16 to $43.44 per share were outstanding and not included in the calculation.


4.   Stock-Based Compensation
     ------------------------

     The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this opinion and related interpretations, compensation expense is recorded on the date of grant and amortized over the period of service only if the market value of the underlying stock on the grant date exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings per share as if the fair value method of accounting had been applied to all outstanding stock awards in each reported period as follows:

                                                                   Three Months Ended            Six Months Ended
                                                                        August 31                   August 31
     (Amounts in thousands except per share data)                  2003          2002          2003           2002
     --------------------------------------------------------------------------------------------------------------

     Net earnings, as reported ..............................   $ 39,610      $ 31,714      $ 74,871       $ 60,952

     Total stock-based compensation expenses
        determined under fair value based method
        for all awards, net of related tax effects ..........      1,717         1,030         3,255          2,108
                                                                ----------------------      -----------------------

     Pro forma net earnings ................................    $ 37,893      $ 30,684      $ 71,616       $ 58,844
                                                                ======================      =======================

     Earnings per share:
         Basic, as reported .................................   $   0.38      $   0.31      $   0.72       $   0.59
         Basic, pro forma ...................................   $   0.37      $   0.30      $   0.69       $   0.57

         Diluted, as reported ...............................   $   0.37      $   0.30      $   0.71       $   0.58
         Diluted, pro forma .................................   $   0.36      $   0.29      $   0.68       $   0.56


     The pro forma effect on the second quarter and the first six months of fiscal 2004 may not be representative of the pro forma effects on net earnings for future periods.

5.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CarMax Auto Finance ("CAF"), originates automobile loans to prime-rated customers at competitive market rates of interest. The company sells substantially all of the loans it originates each month in a securitization transaction discussed in Note 6. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds.
     A gain, recorded at the time of the securitization transaction, results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:

                                                         Three Months             Six Months
                                                       Ended August 31          Ended August 31
     (Amounts in millions)                             2003         2002       2003         2002
     -------------------------------------------------------------------------------------------

     Gains on sales of loans........................  $18.3        $18.1      $37.9        $33.7
                                                      ------------------      ------------------

     Other income:
        Servicing fee income........................    5.4          4.0       10.5          8.0
        Interest income.............................    3.9          3.7        9.1          7.3
                                                      ------------------      ------------------
     Total other income.............................    9.4          7.7       19.5         15.4
                                                      ------------------      ------------------

     Direct expenses:
        CAF payroll and fringe benefit expense......    2.0          1.7        4.0          3.4
        Other direct CAF expenses...................    3.0          2.0        5.1          3.7
                                                      ------------------      ------------------
     Total direct expenses..........................    5.0          3.6        9.0          7.1
                                                      ------------------      ------------------

     CarMax Auto Finance income.....................  $22.7        $22.1      $48.4        $41.9
                                                      ==================      ==================

     Amounts in the table above may not total due to rounding.

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

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. This frees up capacity in the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. The earnings impact of moving receivables from the warehouse facility to a public securitization has not been and is not expected to be material to the operations of the company.

     The transfers of receivables are accounted for as sales in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 5.

                                                              Three Months                   Six Months
                                                             Ended August 31               Ended August 31
     (Amounts in millions)                                 2003            2002          2003           2002
     -------------------------------------------------------------------------------------------------------
     Net loans originated...........................  $   387.8       $   304.3     $   756.7       $  594.1
     Loans sold.....................................  $   378.3       $   299.8     $   736.3       $  582.9
     Gains on sales of loans........................  $    18.3       $    18.1     $    37.9       $   33.7
     Gains on sales of loans as a
         percentage of loans sold...................        4.8%            6.0%          5.1%           5.8%

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


                                                                     As of August 31       As of February 28
     (Amounts in millions)                                          2003        2002       2003         2002
     -------------------------------------------------------------------------------------------------------
     Interest-only strip receivables............................ $  89.4     $  84.2    $  88.3      $  74.3
     Restricted cash............................................    35.2        35.9       33.3         34.7
     Required excess receivables................................    23.5        11.0       13.4         11.7
                                                                   -----------------------------------------
     Total retained interests in securitized receivables........ $ 148.0     $ 131.1    $ 135.0      $ 120.7
                                                                   =========================================

     Amounts in the table above may not total due to rounding.

     The retained interests had a weighted average life of 1.5 years as of August 31, 2003, and 1.6 years as of February 28, 2003. As defined in SFAS
     No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by summing the product (a), the sum of the principal collections expected in each future period, times (b), the number of periods until collection, and then dividing that total by
     (c), the initial principal balance.

     Interest-only strip receivables. Interest-only strip receivables represent
     -------------------------------
     the present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's projections of key factors, such as finance charge income, default rates, prepayment rates and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from these projections. Management evaluates the performance of the receivables relative to these assumptions on a regular basis.




     Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

     Restricted cash. Restricted cash represents amounts on deposit in various
     ---------------
     reserve accounts established for the benefit of the securitization investors. The amounts on deposit in the reserve accounts are used to pay various amounts, including principal and interest to investors, in the event that the cash generated by the securitized receivables in a given period is insufficient to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released through the qualified special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. Generally, restricted cash reserves are less than 2.5% of managed receivables.

     Required excess receivables. The warehouse facility and certain public
     ---------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors.
     The required excess receivables balance represents this specified amount.
     Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.

     Key Assumptions Used in Measuring Retained Interests and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at August 31, 2003, and a sensitivity analysis showing the hypothetical effect on the interest-only strip receivables if there were unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2003, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                   Impact on Fair         Impact on Fair
                                               Assumptions          Value of 10%           Value of 20%
     (Dollar amounts in millions)                  Used            Adverse Change         Adverse Change
     ---------------------------------------------------------------------------------------------------
     Prepayment rate......................    1.45%-1.55%               $5.6                  $10.9
     Cumulative default rate..............    1.85%-2.40%               $3.8                  $ 7.7
     Annual discount rate.................        12.0%                 $2.1                  $ 4.1

     Prepayment rate. The company uses the Absolute Prepayment Model or "ABS" to
     ---------------
     estimate prepayments. This model assumes a rate of prepayment each month relative to the original number of receivables in a pool of receivables.
     ABS further assumes that all the receivables are the same size and amortize at the same rate and that each receivable in each month of its life will either be paid as scheduled or prepaid in full. For example, in a pool of receivables originally containing 10,000 receivables, a 1% ABS rate means that 100 receivables prepay each month.

     Cumulative default rate. Cumulative default rate or "static pool" net
     -----------------------
     losses are calculated by dividing the total projected future credit losses of a pool of receivables by the original pool balance.



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

                                                        As of August 31                As of February 28
     (Amounts in millions)                            2003            2002            2003           2002
     -------------------------------------------------------------------------------------------------------
     Loans securitized.........................     $2,077.0        $1,664.0        $1,859.1       $1,489.4
     Loans held for sale or investment.........         45.2            25.1            19.6           13.9
                                                 ----------------------------    ---------------------------
     Ending managed receivables................     $2,122.2        $1,689.1        $1,878.7       $1,503.3
                                                 ============================       ========================
     Accounts 31+ days past due................     $   32.0        $   26.1        $   27.6       $   22.3
     Past due accounts as a percentage of
        ending managed receivables.............         1.51%           1.55%           1.47%          1.48%


                                                           Three Months                    Six Months
                                                          Ended August 31                Ended August 31
     (Amounts in millions)                            2003            2002             2003           2002
     -------------------------------------------------------------------------------------------------------
     Average managed receivables.................   $2,068.2        $1,647.2        $2,005.3       $1,603.2
     Credit losses on managed receivables........        5.3             4.1             9.5            7.3
     Annualized losses as a percentage
        of average managed receivables...........       1.03%           1.00%           0.95%          0.91%

     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                    Three Months           Six Months
                                                                  Ended August 31        Ended August 31
     (Amounts in millions)                                         2003      2002        2003       2002
     -------------------------------------------------------------------------------------------------------
     o    Proceeds from new securitizations...................... $336.0    $266.6      $632.0     $487.6
     o    Proceeds from collections reinvested in
             revolving period securitizations...................  $127.6    $124.1      $279.8     $258.6
     o    Servicing fees received................................ $  5.3    $  3.9      $ 10.2     $  7.8
     o    Other cash flows received from retained interests:
             Interest-only strip receivables....................  $ 18.9    $ 17.0      $ 35.7     $ 34.0
             Cash reserve releases, net.........................  $  5.9    $  7.1      $  8.2     $ 10.1

     Proceeds from new securitizations. Proceeds from new securitizations
     ---------------------------------
     represent receivables newly securitized through the warehouse facility during the period. Receivables initially securitized through the warehouse facility that are periodically refinanced in public securitizations are not considered new securitizations for this table.

     Proceeds from collections. Proceeds from collections reinvested in
     -------------------------
     revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility, which are used to fund new originations.

     Servicing fees. Servicing fees received represent cash fees paid to the
     --------------
     company to service the securitized receivables.



     Other cash flows received from retained interests. Other cash flows
     -------------------------------------------------
     received from retained interests represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from restricted cash accounts.

     Financial Covenants and Performance Triggers. Certain securitization agreements include various financial covenants and performance triggers, while other securitization agreements, such as a public securitization with a senior-subordinated structure do not include financial covenants or performance triggers. For those agreements with financial covenants and performance tests, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates and delinquency rates. If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the public securitizations. At August 31, 2003, the company was in compliance with these financial covenants and the securitized receivables were in compliance with these performance triggers.

7.   Financial Derivatives
     ---------------------

     The company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized in the warehouse facility. During the second quarter of fiscal 2004, the company entered into five 40-month amortizing interest rate swaps with initial notional amounts totaling approximately $307.0 million. The notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $548.7 million at August 31, 2003, and $473.2 million at February 28, 2003. At August 31,
     2003, the fair value of swaps was a net asset of $3.3 million, which was included in accounts receivable. At February 28, 2003, the fair value of swaps was a net liability of $2.6 million, which was included in accounts payable.

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

8.   Recent Accounting Pronouncements
     --------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46,
     "Consolidation of Variable Interest Entities, an Interpretation of ARB No.
     51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company does not expect the provisions of FIN No.
     46 to have a material impact on its financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
     Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and
     Hedging Activities." This statement is effective for contracts entered into, modified and for hedging relationships designated after June 30, 2003. The company does not expect the application of the provisions of SFAS
     No. 149 to have a material impact on its financial position, results of operations or cash flows.

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

9.   Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to the third fiscal quarter ended November 30, 2002, income generated by CAF and third-party finance fee income were recorded as reductions to selling, general and administrative expenses. The company currently presents CAF income as a separate line item in the consolidated statements of earnings, and third-party finance fees are reported as a component of other sales and revenues. For the three months ended August 31, 2002, CAF income was $22.1 million and third-party finance fee income was $4.6 million. These reclassifications increased last year's second quarter selling, general and administrative expenses by $26.7 million and other sales and revenues by $4.6 million. For the six months ended August 31, 2002, CAF income was $41.9 million and third-party finance fee income was $8.8 million. These reclassifications increased the first six months of last year's selling, general and administrative expenses by $50.7 million and other sales and revenues by $8.8 million. The reclassifications had no impact on the company's net earnings.






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

Prior to October 1, 2002, CarMax was a wholly owned subsidiary of Circuit City
Stores, Inc. ("Circuit City Stores".) On that date, CarMax was separated from
Circuit City Stores through a transaction in which each share of Circuit City
Stores, Inc. - CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Stores, Inc. - Circuit City Group Common Stock received as a tax-free distribution a
0.313879 share of CarMax, Inc. common stock for each share of Circuit City Group
Common Stock. As a result of the separation, all of the businesses, assets and liabilities of the CarMax Group are now held in CarMax, Inc., which is an independent, separately traded public company.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in Management's
Discussion and Analysis of Financial Condition and Results of Operations regarding the company's future business plans, operations, opportunities or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management's current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For more details on factors that could affect expectations, see the company's Annual Report on Form 10-K for the fiscal year ended February
28, 2003, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see "Critical Accounting
Policies" in Management's Discussion and Analysis included in the CarMax, Inc.
2003 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2003. These policies relate to the calculation of the fair value of retained interests in securitization transactions, revenue recognition, defined benefit retirement plans and insurance liabilities.


RESULTS OF OPERATIONS

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation. Prior to the third fiscal quarter ended
November 30, 2002, income generated by CarMax Auto Finance ("CAF") and third-party finance fee income were recorded as reductions to selling, general and administrative expenses. The company currently presents CAF income as a separate line item in the consolidated statements of earnings, and third-party finance fees are reported as a component of other sales and revenues. For the three months ended August 31, 2002, CAF income was $22.1 million and third-party finance fee income was $4.6 million. These reclassifications increased last year's second quarter selling, general and administrative expenses by $26.7 million and other sales and revenues by $4.6 million. For the six months ended
August 31, 2002, CAF income was $41.9 million and third-party finance fee income was $8.8 million. These reclassifications increased the first six months of last year's selling, general and administrative expenses by $50.7 million and other sales and revenues by $8.8 million. The reclassifications had no impact on the company's net earnings.


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

Net Sales and Operating Revenues
--------------------------------

Total sales for the second quarter of fiscal 2004 increased 14% to $1.24 billion from $1.08 billion in last year's second quarter. For the six months ended
August 31, 2003, total sales increased 15% to $2.41 billion from $2.09 billion in last year's first six months.

                                            Three Months Ended August 31               Six Months Ended August 31
(Amounts in millions)                        2003       %      2002       %            2003        %       2002       %
-------------------------------------------------------------------------------------------------------------------------
Used vehicle sales....................    $  938.7          $  784.8                $1,828.9            $1,522.6
New vehicle sales.....................       139.6             151.9                   276.0               284.2
                                          -------------------------------------------------------------------------------
Total retail vehicle sales............     1,078.3    87.2     936.7    86.7         2,104.9     87.4    1,806.8    86.6
                                          -------------------------------------------------------------------------------


Wholesale vehicle sales...............       113.0     9.1      97.7     9.0           213.7      8.9      190.1     9.1
                                          -------------------------------------------------------------------------------

Other sales and revenues:
   Extended warranty revenue..........        21.0              18.1                    41.0                34.8
   Service department sales...........        17.7              15.9                    34.1                31.4
   Third-party finance fees...........         5.5               4.6                    10.3                 8.8
   Appraisal purchase processing fees          0.9               7.7                     5.3                14.5
                                          -------------------------------------------------------------------------------
Total other sales and revenues........        45.1     3.7      46.3     4.3            90.7      3.8       89.6     4.3
                                          -------------------------------------------------------------------------------

Total net sales and operating
revenues..............................    $1,236.5   100.0  $1,080.7   100.0        $2,409.3    100.0   $2,086.5   100.0
                                          ===============================================================================


Total Retail Vehicle Sales. Comparable store used unit sales growth is a primary
--------------------------
driver of CarMax's profitability. A CarMax store is included in comparable store retail sales in the store's fourteenth full month of operation. Comparable store retail vehicle unit and dollar sales changes for the second quarter and first six months of fiscal 2004 and 2003 were as follows:

                                    Three Months                 Six Months
                                   Ended August 31             Ended August 31
                                  2003          2002          2003          2002
                                  ---------------------------------------------------
     Vehicle units:
        Used vehicles...........   6 %           12%           8 %           12%
        New vehicles............  (9)%            5%          (4)%            1%
     Total......................   4 %           11%           7 %           10%

     Vehicle dollars:
        Used vehicles...........   7 %           12%           8 %           13%
        New vehicles............  (8)%            8%          (3)%            2%
     Total......................   5 %           11%           6 %           11%

Comparable store sales growth was driven by continuing improvement in store execution, with strong sales growth experienced broadly across the company's store base. Second quarter comparable store sales reflect the adverse impacts of an estimated 1% to 2% of cannibalization and one fewer Saturday and one additional Sunday in this year's second quarter compared with last year. The slightly higher than expected sales cannibalization resulted from the addition of four satellite stores in existing mid-sized markets in the last year, which are not yet included in the comparable store base. The company has chosen to add satellite stores to existing markets, despite some anticipated sales cannibalization, based on the attractive economics of this store format. The economics are based upon driving higher market share with a lower cost structure. Satellite stores share the cost of the purchasing and reconditioning operations of a nearby hub store, with little or no incremental advertising expenditures. Consequently, satellite store economics drive attractive returns on the net incremental sales added to a market. As long as the total market sales goals are achieved, the economic returns are neutral as to whether there is more or less cannibalization than originally anticipated.

The company's new car sales performance was generally in line with industry performance for the brands we sell. The reported new car comparable sales and units were reduced by both the April 2003 sale of the Kenosha, Wis., Jeep franchise and the July 2002 sale of the Kenosha Nissan franchise. Because the company has multiple new car franchises within the Kenosha auto mall, we have not adjusted our comparable sales base for the impact of disposing of any one franchise within this location.

Total retail vehicle unit and dollar sales changes for the second quarter and first six months of fiscal 2004 and 2003 were as follows:

                                            Three Months                   Six Months
                                           Ended August 31               Ended August 31
                                         2003           2002            2003         2002
                                         -------------------------------------------------
       Vehicle units:
          Used vehicles...............   18 %           18 %            20 %         18 %
          New vehicles................  (10)%           (2)%            (4)%         (5)%
       Total..........................   15 %           15 %            18 %         15 %

       Vehicle dollars:
          Used vehicles...............   20 %           18 %            20 %         19 %
          New vehicles................   (8)%            1 %            (3)%         (4)%
       Total..........................   15 %           15 %            16 %         15 %


For the second quarter and six months ended August 31, 2003, the overall increase in retail sales reflects growth in comparable store used unit sales as well as growth in new stores not yet included in the comparable store base.

Other Sales and Revenues. Other sales and revenues include extended warranty
------------------------
revenue, service department sales, third-party finance fees and appraisal purchase processing fees collected from customers for the purchase of their vehicles.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue represents commissions from the unrelated third parties. The increases in warranty revenue for the three and six month periods ended August 31, 2003, are a result of the strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Appraisal purchase processing fees collected from customers were designed to cover the costs of our appraisal and wholesale operations. During the first quarter of fiscal 2004, CarMax tested an alternative method for recovering the costs. Based on the test results, during the second quarter the appraisal purchase processing fees were discontinued across our entire store base resulting in a decrease in appraisal purchase processing fees for the three and six month periods ended August 31, 2003 compared to the same periods last year.
Under the appraisal cost recovery method, instead of charging the customer the appraisal purchase processing fee, the company adjusts the price of its purchase offer thereby reducing the acquisition cost of used and wholesale vehicles and increasing used vehicle and wholesale vehicle gross profit margins. The intent of changing to this method is to recover all costs, including the expense of land on which we hold vehicles prior to being sold at the wholesale auctions while also improving the consumers experience by eliminating a fee.








Supplemental information related to vehicle sales follows:

     Retail Unit Sales
     -----------------
                                                         Three Months                        Six Months
                                                        Ended August 31                    Ended August 31
                                                  2003              2002              2003               2002
                                              -----------------------------------------------------------------
     Used vehicles.........................      60,150              50,877          118,195             98,187
     New vehicles..........................       5,842               6,489           11,725             12,225
                                              -----------------------------------------------------------------
     Total.................................      65,992              57,366          129,920            110,412
                                              =================================================================


     Average Retail Selling Prices
     -----------------------------

                                                         Three Months                        Six Months
                                                        Ended August 31                    Ended August 31
                                                  2003              2002              2003               2002
                                              -----------------------------------------------------------------
     Used vehicles.........................    $ 15,484          $ 15,378         $ 15,377           $ 15,437
     New vehicles..........................    $ 23,723          $ 23,361         $ 23,392           $ 23,206
     Weighted average......................    $ 16,214          $ 16,281         $ 16,100           $ 16,297


     Retail Vehicle Sales Composition
     --------------------------------
                                                         Three Months                        Six Months
                                                        Ended August 31                    Ended August 31
                                                  2003              2002               2003             2002
                                              -----------------------------------------------------------------
     Vehicle units:
          Used vehicles....................       91%                 89%               91%               89%
          New vehicles.....................        9                  11                 9                11
                                              -----------------------------------------------------------------
     Total ................................      100%                100%              100%              100%
                                              =================================================================

     Vehicle dollars:
          Used vehicles....................       87%                 84%               87%               84%
          New vehicles.....................       13                  16                13                16
                                              -----------------------------------------------------------------
     Total.................................      100%                100%              100%              100%
                                              =================================================================


Retail Stores. In the second quarter of fiscal 2004, CarMax opened a standard
-------------
superstore in Hoover, (Birmingham market), Ala., and a satellite superstore in
Sanford, (Orlando market), Fla. During the third quarter, CarMax plans to add a standard superstore in the Memphis, Tenn., market (middle of the third quarter), a satellite superstore in the Chicago market (late third quarter) and a standard superstore in the Los Angeles market (middle of the third quarter) that will integrate the company's two remaining stand-alone new car franchises.



The following tables provide detail on the CarMax retail stores and new car franchises:

                                        Estimate
           Store Mix                  Feb. 28, 2004        August 31, 2003        Feb. 28, 2003       August 31, 2002
    -----------------------------------------------------------------------------------------------------------------
    Mega superstores(1)................    13                    13                     13                    13
    Standard superstores(2)............    25                    22                     19                    18
    Satellite stores(3)................    11                     9                      8                     5
    Co-located new car stores..........     2                     2                      2                     2
    Stand-alone new car stores.........     0                     2                      2                     2
                                          ---------------------------------------------------------------------------
    Total..............................    51                    48                     44                    40
                                          ===========================================================================

    (1)  70,000 to 95,000 square feet on 20 to 35 acres.
    (2)  40,000 to 60,000 square feet on 10 to 25 acres.
    (3)  10,000 to 20,000 square feet on 4 to 7 acres.


                                        Estimate
                                      Feb. 28, 2004         August 31, 2003       Feb. 28, 2003      August 31, 2002
    -----------------------------------------------------------------------------------------------------------------
    Integrated/co-located
         new car franchises............     8                    13                     15                    15
    Stand-alone new car franchises.....     0                     2                      2                     2
                                          ---------------------------------------------------------------------------
    Total..............................     8                    15                     17                    17
                                          ===========================================================================

Gross Profit Margin
-------------------

The total gross profit margin was 13.2% of sales in the second quarter of fiscal
2004 and 11.9% for the second quarter of fiscal 2003. Total gross profit margin was 12.9% of sales for the six months ended August 31, 2003 and 12.0% for the six months ended August 31, 2002.


                                                        Three Months                               Six Months
                                                       Ended August 31                           Ended August 31
                                                  2003               2002                   2003               2002
                                              %(1)  $ per unit(2) %(1) $ per unit(2)   %(1) $ per unit(2) %(1) $ per unit(2)
                                             --------------------------------------  --------------------------------------
Used vehicle gross profit margin..........   11.9       1,860    10.9      1,675      11.5      1,781    10.9      1,688
New vehicle gross profit margin...........    4.0         959     4.2        982       3.9        909     4.1        950
                                             -------------------------------------    ------------------------------------
Total retail vehicle gross profit margin..   10.9       1,780     9.8      1,596      10.5      1,702     9.8      1,607

Wholesale vehicle gross profit margin.....   10.0         334     4.4        153       9.8        333     5.5        194

Other gross profit margin.................   76.0       NM(3)    71.2      NM(3)      75.9      NM(3)    70.5      NM(3)
                                             -------------------------------------    ------------------------------------

Total gross profit margin.................   13.2       NM(3)    11.9      NM(3)      12.9      NM(3)    12.0      NM(3)
                                             =====================================    ====================================


(1) Gross profit margin percentages are calculated as a percentage of its respective sales or revenue.
(2) Dollars per unit are calculated as gross profit margin dollars divided by its respective unit sales.
(3) Not meaningful.

As compared with the same periods last year, the used vehicle profit margin per used vehicle sold for the three and six month periods ended August 31, 2003, increased as a result of the change in the appraisal cost recovery methodology, consistent sales performance during both the first and second quarters and better inventory management. We now recover the expense of our appraisal, buying and wholesale operating processes by factoring those costs into the purchase offers we make. The acquisition cost of a used vehicle decreased due to the implementation of the new appraisal cost recovery method.

The wholesale vehicle gross profit margin per wholesale vehicle sold for the three and six month periods ended August 31, 2003, as compared with the same periods last year increased, also due to the implementation of our new appraisal cost recovery method. The acquisition cost of a wholesale vehicle decreased due to the new appraisal cost recovery method implemented. The expense of the appraisal, buying and wholesaling processes are recovered by factoring those costs in the purchase offers we make. Our intent is to recover all costs, including the expense of the land on which we hold vehicles prior to being sold at the wholesale auctions. Previously, we had not been fully recovering these land costs.

The increase in other gross profit margin was primarily due to the increase in service margins resulting from increased service sales and the benefits of our new electronic repair order system (ERO). Last year's service sales and costs were adversely affected as we began the ERO rollout. Other gross profit margin also benefited from increases in extended warranty sales and third-party finance fees as a percentage of other sales and revenues, partially offset by the decrease in the appraisal purchase processing fees.

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




For the second quarter and first six months of fiscal 2004 and 2003, CarMax Auto
Finance income was as follows:

                                                              Three Months                          Six Months
                                                             Ended August 31                      Ended August 31
(Amounts in millions)                                2003       %       2002      %        2003       %       2002     %
-------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)....................... $  18.3      4.8   $  18.1    6.0     $  37.9      5.1   $  33.7    5.8
                                                  ---------------------------------     ---------------------------------

Other income:(2)
    Servicing fee income.........................     5.4      1.0       4.0    1.0        10.5      1.0       8.0    1.0
    Interest income..............................     3.9      0.8       3.7    0.9         9.1      0.9       7.3    0.9
                                                  ---------------------------------     ---------------------------------
Total other income...............................     9.4      1.8       7.7    1.9        19.5      1.9      15.4    1.9
                                                  ---------------------------------     ---------------------------------

Direct expenses:(2)
    CAF payroll and fringe benefit expense.......     2.0      0.4       1.7    0.4         4.0      0.4       3.4    0.4
    Other direct CAF expenses....................     3.0      0.6       2.0    0.5         5.1      0.5       3.7    0.5
                                                  ---------------------------------     ---------------------------------
Total direct expenses............................     5.0      1.0       3.6    0.9         9.0      0.9       7.1    0.9
                                                  ---------------------------------     ---------------------------------

CarMax Auto Finance income(3).................... $  22.7      1.8   $  22.1   2.0      $  48.4      2.0   $  41.9    2.0
                                                  =================================     =================================

Loans sold....................................... $    378.3         $    299.8         $    736.3         $    582.9
Average managed receivables...................... $  2,068.2         $  1,647.2         $  2,005.3         $  1,603.2
Net sales and operating revenues................. $  1,236.5         $  1,080.7         $  2,409.3         $  2,086.5
Ending managed receivables balance............... $  2,122.2         $  1,689.1         $  2,122.2         $  1,689.1

Percent columns indicate:
(1) Percent of loans sold
(2) Annualized percent of average managed receivables
(3) Percent of net sales and operating revenues

CAF originates automobile loans to CarMax customers at competitive market rates of interest. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds. Substantially all of the loans originated by CAF each month are sold in securitization transactions as described in Note 6 to the company's consolidated financial statements. A gain results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

CarMax Auto Finance income increased 3% in the second quarter of fiscal 2004 to $22.7 million from $22.1 million for the same period last year. Gains on sales of loans increased $0.2 million. The increase in loans sold driven by higher sales was substantially offset by an anticipated compression of spreads due to rising interest rates. The increase in other income was proportionate to the increase in the managed receivables. Direct expenses were slightly higher compared with the prior year as a result of certain start-up costs related to a shelf registration of asset-backed securities with the Securities and Exchange
Commission for public securitizations.

For the six months ended August 31, 2003, CarMax Auto Finance income increased
15% to $48.4 million from $41.9 million for the same period last year. Gains on sales of loans increased by $4.2 million with the majority of the increase occurring in the first quarter of fiscal 2004 when spreads remained at abnormally high levels. Spread compression in the second quarter resulted in a decrease in gains as a percent of loans sold. The compression of the spread was partially offset by an increase in loans sold driven by higher sales. The increase in other income and direct expenses was proportionate to the increase in managed receivables.


The company is at risk for the performance of the securitized receivables managed to the extent that it maintains a retained interest in the receivables.
Supplemental information on our portfolio of managed receivables is shown in the following tables:
                                                        As of August 31                 As of February 28
(Amounts in millions)                                2003             2002             2003           2002
------------------------------------------------------------------------------------------------------------
Loans securitized............................   $   2,077.0     $   1,664.0      $   1,859.1    $   1,489.4
Loans held for sale or investment............          45.2            25.1             19.6           13.9
                                                ------------------------------------------------------------
Ending managed receivables...................   $   2,122.2     $   1,689.1      $   1,878.7    $   1,503.3
                                                ============================================================
Accounts 31+ days past due...................   $      32.0     $      26.1      $      27.6    $      22.3
Past due accounts as a percentage of
   ending managed receivables...................       1.51%           1.55%            1.47%          1.48%

                                                       Three Months                        Six Months
                                                      Ended August 31                    Ended August 31
(Amounts in millions)                                2003            2002              2003           2002
------------------------------------------------------------------------------------------------------------
Average managed receivables..................   $   2,068.2     $   1,647.2      $   2,005.3    $   1,603.2
Credit losses on managed receivables.........   $       5.3     $       4.1      $       9.5    $       7.3
Annualized losses as a percentage of
   average managed receivables..................       1.03%          1.00%             0.95%          0.91%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interests, earnings could be impacted. Despite the current weak economic environment, the managed receivables continue to perform in line with our expectations. Detail concerning the assumptions used to value the retained interests and the valuation's sensitivity to adverse changes in the performance of the managed receivables are included in
Note 6 to the company's consolidated financial statements.

Selling, General and Administrative Expenses
--------------------------------------------

The selling, general and administrative expense ratio was 9.8% of net sales and operating revenues for the three and six month periods ended August 31, 2003, and 9.1% and 9.2%, respectively, for the same periods last year. The increase in the expense ratio reflects the expected higher level of operating expenses associated with being a stand-alone company following our October 1, 2002, separation from Circuit City Stores. The incremental costs related to being a stand-alone company were approximately $6.5 million in the second quarter and $12.0 million for the six months ended August 31, 2003. Also as anticipated, our new stores have experienced higher expense ratios than stores in the comparable store base due to the fact that these newer stores have not been open long enough to ramp up to their expected mature sales levels. In addition, preopening expenses increased because we opened four stores in the first half of this year compared with one store opened in last year's first half.

Interest Expense
----------------

Interest expense decreased to $0.4 million for the second quarter of fiscal 2004 from $0.7 million in the same period last year. For the six months ended August
31, 2003, interest expense was $1.1 million, compared with $1.4 million in the same period last year.

Income Taxes
------------

The effective income tax rate decreased to 38.5% for the second quarter and the six months ended August 31, 2003, from 39.5% for the same periods last year. In the previous fiscal year, the effective tax rate was higher because the costs related to the separation from Circuit City Stores completed last fiscal year were not deductible.


Net Earnings
------------

Second quarter fiscal 2004 net earnings increased 25% to $39.6 million from $31.7 million in the second quarter of fiscal 2003. For the six months ended
August 31, 2003, net earnings increased 23% to $74.9 million from $61.0 million.
The increase in net earnings is a result of strong sales growth, increased used vehicle gross margins and the absence of non-tax deductible separation expenses, which were more than offset by the incremental costs of being a stand-alone company.

Operations Outlook
------------------

CarMax continues to demonstrate that its consumer offer and business model can produce strong sales and earnings growth. In addition to the three standard-sized superstores and one satellite superstore opened in the first half of the year, we plan to open approximately two standard-sized used car superstores and two satellite superstores in the second half of fiscal 2004. In addition, in Los Angeles, we intend to integrate our two remaining stand-alone new car franchises with a new used car superstore in the third quarter. In the first half of fiscal 2004, we sold our Jeep franchise in Kenosha, Wis., and returned the Mitsubishi new car franchise operation in Nashville, Tenn., to the manufacturer. We still plan to sell or return the remaining four Mitsubishi new car franchises; however, completion of this process may not be until the end of calendar year 2004. In addition, we plan to sell the Ford franchise in Kenosha, Wis. The sale or return of these franchises, which are integrated with used car superstores, will create more space for used car sales expansion, which is more profitable for us.

Comparable store used unit sales growth is a primary driver of CarMax's profitability. We have lowered our third quarter used unit comparable store sales growth expectations to a range of 0% to 2%. The third quarter net earnings per share have also been revised downward to a range of 16 cents to 18 cents. We believe that the reduction in comparable sales expectations for the third quarter is temporary and is caused by wholesale vehicle prices adjusting more slowly and later in the fall model-year transition period than we have historically seen. Consequently, we believe retail used car prices are likely less competitive with new car closeout models than usual. We believe that these seasonal transition issues will have been largely resolved by the beginning of the fourth quarter. As a result of the change in expectations for the third quarter, we are modifying our full year fiscal 2004 comparable used unit expectations to a range of 5% to 7% and now believe that our net earnings will be in a range of $114 million to $120 million. The expense leverage that we would normally expect from the comparable store used unit growth is estimated to be more than offset by the combined effects of a full year of incremental costs associated with being a stand-alone company and the higher selling, general and administrative expense ratios experienced by our newer stores which have not been open long enough to ramp up to their expected mature sales levels.

We also anticipate that our cost of funds through the third quarter of fiscal
2004 will remain roughly at the average of the second quarter levels. As long as the spread between the average of the cost of funds and retail interest rate paid by consumers stabilizes at levels experienced at the end of the second quarter, we would expect CAF to contribute at a similar level as a percent of net sales and operating revenues for the third quarter as the second quarter.
However, if our cost of funds continues to increase, CAF's contribution is likely to decrease.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 of the Notes to the Consolidated Financial Statements set forth elsewhere in this report.


Financial Condition

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first six months of fiscal 2004, CarMax generated
--------------------
cash from operating activities of $118.0 million. In the same period last year,
CarMax generated cash from operating activities of $93.1 million. The fiscal
2004 improvement primarily resulted from an increase in net earnings and a decrease in inventory. The decrease in our inventory balance is attributed to reducing new vehicle inventory through the disposition of two new car franchises, improving inventory management at our new vehicle locations and improving our used vehicle inventory turns.

Investing Activities. Net cash used in investing activities was $57.8 million in
--------------------
the six months ended August 31, 2003 compared with $40.1 million in the first six months of last fiscal year. Capital expenditures were $82.7 million and
$40.1 million for the six months ended August 31, 2003 and 2002, respectively.
The increase in capital expenditures is primarily attributed to the increase in our store base associated with our growth plan. Additionally, some of the increase is associated with the initial expenditures associated with the development of our future corporate headquarters site in Richmond, Va. In the second quarter of fiscal 2004, the company received proceeds of approximately
$25 million associated with the sale-leaseback transaction of three properties.
The transaction was structured as an operating lease with an initial lease term of 15 years with four five-year renewal options. At August 31, 2003, a total of five CarMax superstores were owned, pending completion of sale-leaseback transactions in the third quarter of fiscal 2004.

Financing Activities. Net cash used in financing activities was $49.5 million in
--------------------
the first six months of fiscal 2004, compared with net cash generated of $18.3 million in the first six months of last fiscal year. The increase in net cash used is attributed to the paying down of the revolving loan balance with excess cash.

At August 31, 2003, the aggregate principal amount of securitized automobile loan receivables totaled $2.08 billion. At August 31, 2003, the unused capacity of the warehouse facility was $226.0 million. In June 2003, the warehouse facility was renewed and now matures in June 2004. Also, the facility limit was increased to $825.0 million from $750.0 million. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

CarMax maintains a $300 million credit facility secured by vehicle inventory. As of August 31, 2003, the amount outstanding under this credit facility was $103.4 million, with the remainder fully available to the company. CarMax expects that proceeds from its credit facility, additional credit facilities, if needed, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures and working capital of the company for the foreseeable future.




                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Market Risk

Automobile Installment Loan Receivables. At August 31, 2003, and February 28,
---------------------------------------
2003, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 7 to the company's consolidated financial statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of August 31, 2003, and February 28, 2003, was as follows:


       (Amounts in millions)                             August 31              February 28
       ------------------------------------------------------------------------------------

       Fixed-rate securitizations.................    $   1,478.0             $   1,385.1
       Floating-rate securitizations
          synthetically altered to fixed..........          548.7                   473.2
       Floating-rate securitizations.............            50.3                     0.8
       Held for investment (1)...................            24.8                    16.0
       Held for sale (2).........................            20.4                     3.6
                                                      -------------------------------------
       Total.....................................     $   2,122.2             $   1,878.7
                                                      =====================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. CarMax also has interest rate risk from changing
----------------------
interest rates related to our outstanding debt. Substantially all of the debt is floating rate debt based on LIBOR. A 100 basis point increase in market interest rates would not have had a material effect on our second quarter results of operations or cash flows.

                                     Item 4.

                             CONTROLS AND PROCEDURES
                             -----------------------

The company maintains disclosure controls and procedures ("disclosure controls") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the evaluation date. There was no change in the company's internal control over financial reporting that occurred during the quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              The company held an annual meeting of shareholders on June 24, 2003. Information on the matters voted upon and the votes cast with respect to each matter was previously disclosed in the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

Item 5.       Other Information

              Effective July 28, 2003, James F. Clingman was elected to serve as a director of the company for a term that will expire at the annual meeting of shareholders to be held in 2004.

              Effective September 23, 2003, Thomas G. Stemberg was elected to serve as a director of the company for a term that will expire at the annual meeting of shareholders to be held in 2004.

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       3.1 CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as
                               Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), incorporated herein by this reference.

                       3.2 CarMax, Inc. Bylaws, as amended and restated September 23, 2003, filed herewith.

                       10 Amendment No.1 to Transition Services Agreement ("Agreement") dated as of August 21, 2003, between Circuit City Stores, Inc. and
                               CarMax, Inc., filed herewith.

                       31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

                       31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

                       32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

                       32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

              (b)      Reports on Form 8-K

                       The company did not file any reports on Form 8-K during the period covered by this report; however, during the quarter the company furnished a report on Form 8-K pursuant to Items 7 and 9 (reporting information required by Item 12) on June 5, 2003, and furnished one report on Form 8-K pursuant to Item 9 on July 11, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CARMAX, INC.


                                            By:    /s/  Austin Ligon
                                                  -----------------------------
                                                  Austin Ligon
                                                  President and
                                                  Chief Executive Officer



                                            By:    /s/  Keith D. Browning
                                                  -----------------------------
                                                  Keith D. Browning
                                                  Executive Vice President and
                                                  Chief Financial Officer


October 15, 2003

                                  EXHIBIT INDEX
                                  -------------


              3.2    CarMax, Inc. Bylaws, as amended and restated
                     September 23, 2003, filed herewith

               10 Amendment No. 1 to Transition Services Agreement ("Agreement") dated as of August 21, 2003, between Circuit City Stores, Inc. and CarMax, Inc, filed herewith

             31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith

             31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

             32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith

             32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith