Form 10-Q
period 2003-11-30
CARMAX INC
filed 2004-01-13
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2003

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

Yes   X                                                         No
    -----                                                          -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                                                             No   X
    ------                                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at December 31, 2003
-----------------------------                   --------------------------------
Common Stock, par value $0.50                             103,742,884


An Index is included on Page 2 and a separate Exhibit Index is included on Page 28.

                          CARMAX, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                   Page
                                                                                                                    No.
PART I.        FINANCIAL INFORMATION
               ---------------------

   Item 1.     Consolidated Financial Statements:

                  Consolidated Statements of Earnings -
                  Three Months and Nine Months Ended November 30, 2003 and 2002                                     3

                  Consolidated Balance Sheets -
                  November 30, 2003 and February 28, 2003                                                           4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended November 30, 2003 and 2002                                                      5

                  Notes to Consolidated Financial Statements                                                        6

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                                       14

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                          24

   Item 4.     Controls and Procedures                                                                             25


PART II.       OTHER INFORMATION
               -----------------

   Item 1.     Legal Proceedings                                                                                   26

   Item 6.     Exhibits and Reports on Form 8-K                                                                    26


SIGNATURES                                                                                                         27
----------


EXHIBIT INDEX                                                                                                      28
-------------






                                                PART I. FINANCIAL INFORMATION
                                          ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                                                CARMAX, INC. AND SUBSIDIARIES
                                                -----------------------------
                                       Consolidated Statements of Earnings (Unaudited)
                                       -----------------------------------------------
                                         (Amounts in thousands except per share data)


                                                      Three Months Ended                              Nine Months Ended
                                                          November 30                                    November 30
                                         ------------------------------------------      ------------------------------------------
                                           2003       %(1)         2002        %(1)         2003      %(1)       2002         %(1)
                                           ----       ----         ----        ----         ----      ----       ----         ----

Sales and operating revenues:
    Used vehicle sales                 $  797,752     74.4    $   690,318      73.7    $ 2,626,620    75.5   $ 2,212,925      73.2
    New vehicle sales                     122,681     11.4        117,849      12.6        398,680    11.5       402,053      13.3
    Wholesale vehicle sales               111,352     10.4         87,493       9.3        325,080     9.3       277,617       9.2
    Other sales and revenues               39,749      3.7         41,159       4.4        130,446     3.7       130,709       4.3
                                       ----------     ----    -----------      ----    -----------    ----   -----------      ----
Net sales and operating revenues        1,071,534    100.0        936,819     100.0      3,480,826   100.0     3,023,304     100.0
Cost of sales                             945,292     88.2        829,879      88.6      3,043,708    87.4     2,665,410      88.2
                                       ----------     ----    -----------      ----    -----------    ----   -----------      ----

Gross profit                              126,242     11.8        106,940      11.4        437,118    12.6       357,894      11.8
CarMax Auto Finance income                 17,649      1.6         19,220       2.1         66,074     1.9        61,168       2.0
    (Notes 5 and 6)

Selling, general, and administrative
    expenses                              114,282     10.7        101,810      10.9        350,549    10.1       292,844       9.7

Gain on franchise dispositions, net         1,207      0.1              -         -            746       -             -         -

Interest expense                                -        -            299         -          1,137       -         1,714       0.1

Interest income                               164        -            274         -            468       -           568         -
                                       ----------     ----    -----------      ----    -----------    ----   -----------      ----

Earnings before income taxes               30,980      2.9         24,325       2.6        152,720     4.4       125,072       4.1

Provision for income taxes                 11,927      1.1          9,608       1.0         58,797     1.7        49,403       1.6
                                       ----------     ----    -----------      ----    -----------    ----   -----------      ----
Net earnings                           $   19,053      1.8    $    14,717       1.6    $    93,923     2.7   $    75,669       2.5
                                       ==========     ====    ===========      ====    ===========    ====   ===========      ====

Weighted average common
    shares (Note 3):
      Basic                               103,647                 103,047                  103,428               102,973
                                       ==========             ===========              ===========           ===========
Diluted                                   105,955                 104,516                  105,526               104,602
                                       ==========             ===========              ===========           ===========
Net earnings per share (Note 3):
      Basic                            $     0.18             $      0.14              $      0.91           $      0.73
                                       ==========             ===========              ===========           ===========

      Diluted                          $     0.18             $      0.14              $      0.89           $      0.72
                                       ==========             ===========              ===========           ===========


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





                                           CARMAX, INC. AND SUBSIDIARIES
                                           -----------------------------
                                            Consolidated Balance Sheets
                                            ---------------------------
                                       (Amounts in thousands except share data)



                                                                                     Nov. 30, 2003          Feb. 28, 2003
                                                                                     -------------          -------------
                                                                                      (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                              $   54,962            $   34,615
Accounts receivable, net                                                                   60,853                56,449
Automobile loan receivables held for sale (Note 6)                                         18,997                 3,579
Retained interests in securitized receivables (Note 6)                                    135,004               135,016
Inventory                                                                                 449,744               466,450
Prepaid expenses and other current assets                                                  10,328                12,636
                                                                                       ----------            ----------

Total current assets                                                                      729,888               708,745

Property and equipment, net                                                               239,553               187,158
Deferred income taxes                                                                       3,505                     -
Other assets                                                                               20,360                21,714
                                                                                       ----------            ----------

TOTAL ASSETS                                                                           $  993,306              $917,617
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                         $127,899            $  117,587
Accrued expenses and other current liabilities                                             49,984                44,682
Accrued income taxes                                                                        9,355                     -
Deferred income taxes                                                                      28,677                29,783
Short-term debt                                                                             6,267                56,051
                                                                                       ----------            ----------

Total current liabilities                                                                 222,182               248,103

Long-term debt, excluding current installments                                            100,000               100,000
Deferred revenue and other liabilities                                                     13,319                10,904
Deferred income taxes                                                                           -                 4,041
                                                                                       ----------            ----------

TOTAL LIABILITIES                                                                         335,501               363,048

Stockholders' equity (Note 1):
Common stock, par value $0.50; authorized: 350,000,000
     shares; issued and outstanding 103,727,592 shares at
     November 30, 2003, and 103,083,047 shares at February 28, 2003                        51,864                51,542
Capital in excess of par value                                                            481,736               472,745
Retained earnings                                                                         124,205                30,282
                                                                                       ----------            ----------


TOTAL STOCKHOLDERS' EQUITY                                                                657,805               554,569
                                                                                       ----------            ----------

Commitments and contingent liabilities (Note 1)                                                 -                     -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  993,306            $  917,617
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






                                                 CARMAX, INC. AND SUBSIDIARIES
                                                 -----------------------------
                                       Consolidated Statements of Cash Flows (Unaudited)
                                       -------------------------------------------------
                                                     (Amounts in thousands)

                                                                             Nine Months Ended November 30
                                                                              2003                    2002
                                                                            --------                --------
Operating Activities:
---------------------
Net earnings                                                             $    93,923            $     75,669
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                             12,253                  11,950
    Amortization of restricted stock awards                                       94                      45
    (Gain) loss on disposition of assets                                        (588)                    118
    Provision for deferred income taxes                                       (8,652)                  1,227
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                   (4,404)                 (9,118)
       Increase in automobile loan receivables held
         for sale                                                            (15,418)                (13,716)
       Decrease (increase) in retained interests in
         securitized receivables                                                  12                 (19,847)
       Decrease (increase) in inventory                                       16,706                  (2,512)
       Decrease (increase) in prepaid expenses and
         other current assets                                                  2,308                  (5,432)
       Decrease (increase) in other assets                                     1,999                    (847)
       Increase in accounts payable, accrued
         expenses and other current liabilities,
         and accrued income taxes                                             30,390                  32,820
       Increase in deferred revenue and other liabilities                      2,415                   2,384
                                                                        ------------            ------------
Net cash provided by operating activities                                    131,038                  72,741
                                                                        ------------            ------------

Investing Activities:
---------------------
Purchases of property and equipment                                         (137,201)                (71,318)
Proceeds from sales of property and equipment                                 72,496                  37,926
                                                                        ------------            ------------
Net cash used in investing activities                                        (64,705)                (33,392)
                                                                        ------------            ------------

Financing Activities:
---------------------
Decrease in short-term debt, net                                             (49,784)                 (5,355)
Issuance of long-term debt                                                         -                 100,000
Payments on long-term debt                                                         -                 (77,782)
Equity issuances, net                                                          3,798                     556
Dividends paid (Note 1)                                                            -                 (28,400)
                                                                        ------------            ------------
Net cash used in financing activities                                        (45,986)                (10,981)
                                                                        ------------            ------------

Increase in cash and cash equivalents                                         20,347                  28,368
Cash and cash equivalents at beginning of year                                34,615                   3,286
                                                                        ------------            ------------
Cash and cash equivalents at end of period                              $     54,962            $     31,654
                                                                        ------------            ------------


See accompanying notes to consolidated financial statements.



                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1. Basis of Presentation
   ---------------------

Prior to October 1, 2002, CarMax, Inc. ("CarMax" and "the company") was a wholly owned subsidiary of Circuit City Stores, Inc. ("Circuit City Stores"). On that date, CarMax was separated from Circuit City Stores through a transaction in which each share of Circuit City Stores, Inc.-CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Stores, Inc.-Circuit City Group Common Stock received as a tax-free distribution a 0.313879 share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock. Also, the CarMax board of directors approved a one-time special dividend payment of $28.4 million to Circuit City Stores on the separation date. As a result of the separation, all of the businesses, assets, and liabilities of the CarMax Group are now held in CarMax, Inc., which is an independent, separately traded public company.
CarMax's assets and liabilities are accounted for at the historical values carried by Circuit City Stores prior to the separation. These consolidated financial statements are presented as if CarMax existed as an entity separate from the other businesses of Circuit City Stores during the periods presented.

In conjunction with the separation, all outstanding CarMax Group stock options and restricted stock were replaced with CarMax, Inc. stock options and restricted stock with the same terms and conditions, exercise prices, and restrictions as the CarMax Group stock options and restricted stock they replaced.

At the separation date, Circuit City Stores and CarMax executed a transition services agreement and a tax allocation agreement. In the transition services agreement, Circuit City Stores agreed to provide to CarMax services including human resources, payroll, benefits administration, tax services, computer center support, and telecommunications. The agreement specified initial service periods ranging from six to twenty four months, with varying renewal options. The tax allocation agreement provided that the pre-separation taxes attributable to the business of each party be borne solely by that party.

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

3. Net Earnings per Share
   ----------------------

CarMax was a wholly owned subsidiary of Circuit City Stores for a portion of the quarter and nine months ended  November  30, 2002.  Earnings per share for these periods have been presented to reflect the capital structure  effective with the
separation  of  CarMax  from  Circuit  City  Stores.   All  earnings  per  share
calculations  have  been  computed  as if the  separation  had  occurred  at the beginning of the periods presented.


Reconciliations of the numerator and denominator of the basic and diluted net earnings per share are presented below:
                                                                         Three Months Ended                 Nine Months Ended
                                                                             November 30                       November 30
     (Amounts in thousands except per share data)                      2003            2002              2003           2002
     --------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.............................      103,647         103,047           103,428         102,973
     Dilutive potential common shares:
        Options.................................................        2,294           1,466             2,086           1,620
        Restricted stock........................................           14               3                12               9
                                                                  ---------------------------       ---------------------------
     Weighted average common shares
        and dilutive potential common shares....................      105,955         104,516           105,526         104,602
                                                                  ===========================       ===========================

     Net earnings available to common shareholders..............  $    19,053     $    14,717       $    93,923     $    75,669
     Basic net earnings per share...............................  $      0.18     $      0.14       $      0.91     $      0.73
     Diluted net earnings per share.............................  $      0.18     $      0.14       $      0.89     $      0.72

Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of November 30, 2003, options to purchase 18,364 shares of common stock at prices ranging from $35.23 to $43.44 per share were outstanding and not included in the calculation. As of November 30, 2002, options to purchase 1,046,510 shares at prices ranging from $19.16 to $43.44 per share were outstanding and not included in the calculation.

4. Stock-Based Compensation
   ------------------------

The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
Under this opinion and related interpretations, compensation expense is recorded on the date of grant and amortized over the period of service only if the market value of the underlying stock on the grant date exceeds the exercise price. No stock option-based employee compensation cost is reflected in net earnings, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings per share as if the fair value method of accounting had been applied to all outstanding stock awards in each reported period as follows:

                                                                 Three Months Ended                   Nine Months Ended
                                                                     November 30                         November 30
     (Amounts in thousands except per share data)                2003           2002                  2003           2002
     ------------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported   ............................ $   19,053    $   14,717            $   93,923       $   75,669

     Total stock-based compensation expenses
        determined under fair value based method
        for all awards, net of related tax effects ..........      1,822         1,190                 5,077            3,298
                                                              ------------------------            ---------------------------

     Pro forma net earnings  ...............................  $   17,231    $   13,527            $   88,846       $   72,371
                                                              ========================            ===========================

     Earnings per share:
         Basic, as reported.................................. $     0.18    $     0.14            $     0.91       $     0.73
         Basic, pro forma.................................... $     0.17    $     0.13            $     0.86       $     0.70

         Diluted, as reported................................ $     0.18    $     0.14            $     0.89       $     0.72
         Diluted, pro forma.................................. $     0.16    $     0.13            $     0.84       $     0.69


The pro forma  effect on the third  quarter  and the first nine months of fiscal
2004 may not be representative of the pro forma effects on net earnings for future periods.

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

      CarMax Auto Finance income was as follows:
                                                                          Three Months                  Nine Months
                                                                       Ended November 30             Ended November 30
     (Amounts in millions)                                            2003           2002          2003             2002
     --------------------------------------------------------------------------------------------------------------------

     Gains on sales of loans.....................................    $ 12.9         $ 15.9         $  50.8         $ 49.6
                                                                     ---------------------         ----------------------

     Other income:
        Servicing fee income.....................................       5.6            4.5            16.0           12.6
        Interest income..........................................       3.4            2.3            12.4            9.6
                                                                     ---------------------         ----------------------
     Total other income..........................................       9.0            6.8            28.5           22.2
                                                                     ---------------------         ----------------------

     Direct expenses:
        CAF payroll and fringe benefit expense...................       2.0            1.7             6.0            5.1
        Other direct CAF expenses................................       2.1            1.8             7.2            5.5
                                                                     ---------------------         ----------------------
     Total direct expenses.......................................       4.2            3.5            13.2           10.6
                                                                     ---------------------         ----------------------

     CarMax Auto Finance income..................................    $ 17.6         $ 19.2         $  66.1         $ 61.2
                                                                     =====================         ======================

     Amounts in the table above may not total due to rounding.

CarMax Auto Finance income does not include any allocation of indirect costs or income. The company presents this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefit or costs that could be attributed to CAF. Examples of indirect costs not included are retail store expenses, retail financing commissions, and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll.


6. Securitizations
   ---------------

The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CarMax Auto Finance. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to the company's assets for the principal amount of the loans beyond the company's retained interests. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

The  company   periodically  uses  public   securitizations   to  refinance  the
receivables previously securitized through the warehouse facility. This frees up capacity in the warehouse facility. In a public securitization,  a pool of automobile loan receivables is sold to a  bankruptcy-remote,  special purpose
entity  that  in  turn   transfers  the   receivables   to  a  special   purpose
securitization  trust. The securitization trust issues asset-backed  securities, secured or otherwise supported by the transferred receivables,  and the proceeds from the sale of the securities are used to pay for the securitized receivables.
The earnings impact of refinancing  receivables in a public  securitization  has
not  been  material  to  the  operations  of  the  company.   However,   because
securitization  structures  could  change  from  time to  time,  this may not be representative of the potential impact of future securitizations.

The transfers of receivables  are accounted for as sales in accordance with SFAS
No. 140,  "Accounting  for  Transfers  and  Servicing  of  Financial  Assets and
Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in
Note 5.

                                                                     Three Months                        Nine Months
                                                                   Ended November 30                  Ended November 30
     (Amounts in millions)                                      2003            2002                  2003           2002
     ------------------------------------------------------------------------------------------------------------------------
     Net loans originated..................................  $   327.8       $   301.2           $   1,084.5      $  895.3
     Loans sold............................................  $   338.0       $   292.2           $   1,074.4      $  875.1
     Gains on sales of loans...............................  $    12.9       $    15.9           $      50.8      $   49.6
     Gains on sales of loans as a
         percentage of loans sold..........................        3.8%            5.4%                  4.7%          5.7%

Retained Interests. The company retains various interests in the automobile loan receivables that it securitizes.  The retained  interests,  presented as current assets  on  the  company's  consolidated  balance  sheets,  serve  as  a  credit enhancement  for the benefit of the  investors in the  securitized  receivables.
These retained interests include the present value of the expected residual cash
flows  generated  by  the  securitized  receivables,   or  "interest-only  strip
receivables," the restricted cash on deposit in various reserve accounts, and an
undivided  ownership  interest  in  the  receivables   securitized  through  the
warehouse  facility and certain  public  securitizations,  or  "required  excess receivables," as described below. The special purpose entities and the investors have no recourse to the company's assets beyond the retained interests. The fair value of the retained interests may fluctuate  depending upon the performance of the  securitized  receivables.  Retained  interests  balances  consisted  of the following:

                                                                      As of November 30             As of February 28
     (Amounts in millions)                                           2003           2002           2003            2002
     --------------------------------------------------------------------------------------------------------------------
     Interest-only strip receivables............................  $   85.1       $   83.1        $   88.3       $   74.3
     Restricted cash............................................      33.4           39.2            33.3           34.7
     Required excess receivables................................      16.5           18.2            13.4           11.7
                                                                  -------------------------------------------------------
     Total retained interests in securitized receivables........  $  135.0       $  140.5        $  135.0       $  120.7
                                                                  =======================================================
     Amounts in the table above may not total due to rounding.

The retained interests had a weighted average life of 1.5 years as of November
30, 2003, and 1.6 years as of February 28, 2003. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. Supplemental credit enhancements which consist of cash reserves and excess receivables are generally 2% to 4% of managed receivables.

Interest-only strip receivables. Interest-only strip receivables represent the
--------------------------------
present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's projections of key factors, such as finance charge income, default rates, prepayment rates, and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy, and developments in the interest rate markets; therefore, actual performance may differ from these projections. Management evaluates the performance of the receivables relative to these assumptions on a regular basis.
Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Restricted  cash.  Restricted  cash  represents  amounts  on  deposit in various
-----------------
reserve accounts  established for the benefit of the  securitization  investors.
The amounts on deposit in the reserve  accounts are used to pay various amounts, including  principal  and  interest  to  investors,  in the event  that the cash generated by the  securitized  receivables in a given period is  insufficient to pay those amounts. In general,  each of the company's  securitizations  requires that an  amount  equal to a  specified  percentage  of the  initial  receivables balance  be  deposited  in a reserve  account on the  closing  date and that any excess cash generated by the  receivables be used to fund the reserve account to the extent necessary to maintain the required  amount.  If the amount on deposit in the reserve  account  exceeds the  required  amount,  an amount equal to that excess is released  through the special  purpose  entity to the company.  In the public  securitizations,  the amount  required  to be on deposit in the  reserve account  must equal or exceed a specified  floor  amount.  The  reserve  account remains at the floor amount until the  investors are paid in full, at which time the remaining  reserve account  balance is released  through the special purpose entity to the  company.  The  amount  required  to be  maintained  in the public securitization  reserve accounts may increase  depending upon the performance of the securitized receivables.

Required excess receivables. The warehouse facility and certain public
----------------------------
securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.

Key Assumptions Used in Measuring Retained  Interests and Sensitivity  Analysis.
The following table shows the key economic assumptions used in measuring the fair value of the retained interests at November 30, 2003, and a sensitivity analysis showing the hypothetical effect on the interest-only strip receivables if there were unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2003, are not materially different from assumptions used to measure the fair value of the retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                              Impact on Fair                Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (Dollar amounts in millions)                       Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.45%-1.55%                     $5.3                         $ 9.9
     Cumulative default rate................       2.00%-2.50%                     $3.9                         $ 7.9
     Annual discount rate...................             12.0%                     $2.0                         $ 4.0

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

                                                                        As of November 30               As of February 28
     (Amounts in millions)                                            2003              2002           2003            2002
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized..........................................   $   2,153.9     $   1,760.0        $1,859.1       $1,489.4
     Loans held for sale or investment..........................          36.4            34.0            19.6           13.9
                                                                   ---------------------------     ----------------------------
     Ending managed receivables.................................   $   2,190.3     $   1,794.0        $1,878.7       $1,503.3
                                                                   ===========================        =========================
     Accounts 31+ days past due.................................   $      35.2     $      25.9      $     27.6     $     22.3
     Past due accounts as a percentage of
        ending managed receivables..............................          1.61%           1.44%           1.47%          1.48%


                                                                          Three Months                     Nine Months
                                                                      Ended November 30                 Ended November 30
     (Amounts in millions)                                           2003            2002              2003           2002
     ----------------------------------------------------------------------------------------------------------------------
     Average managed receivables...............................  $  2,161.4      $   1,748.8      $   2,057.4   $   1,651.7
     Credit losses on managed receivables......................         6.0              4.9             15.5          12.3
     Annualized losses as a percentage
        of average managed receivables.........................        1.11%            1.12%            1.00%         0.99%

     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                             Three Months                 Nine Months
                                                                          Ended November 30            Ended November 30
     (Amounts in millions)                                                2003          2002           2003         2002
     ---------------------------------------------------------------------------------------------------------------------
     o   Proceeds from new securitizations............................. $   286.5    $   254.0      $   918.5     $  741.6
     o   Proceeds from collections reinvested in
             revolving period securitizations.......................... $   120.5    $   105.6      $   400.2     $  364.2
     o   Servicing fees received....................................... $     5.5    $     4.5      $    15.7     $   12.3
     o   Other cash flows received from retained interests:
             Interest-only strip receivables........................... $    23.8    $    15.0      $    59.4     $   49.0
             Cash reserve releases, net................................ $     6.8    $     3.0      $    15.0     $   13.1

Proceeds from new securitizations. Proceeds from new securitizations
----------------------------------
represent receivables newly securitized through the warehouse facility during the period. Receivables initially securitized through the warehouse facility that are periodically refinanced in public securitizations are not considered new securitizations for this table.

Proceeds from collections. Proceeds from collections reinvested in
--------------------------
revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility, which are used to fund new originations.


Servicing fees. Servicing fees received represent cash fees paid to the
---------------
company to service the securitized receivables.

Other cash flows received from retained interests. Other cash flows received
--------------------------------------------------
from retained interests represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from restricted cash accounts.

Financial Covenants and Performance Triggers.  Certain securitization agreements include  various  financial  covenants  and  performance  triggers,  while other
securitization   agreements,   such   as  a   public   securitization   with   a
senior-subordinated structure, do not include financial covenants or performance
triggers.   For  those  agreements  with  financial  covenants  and  performance triggers, the company must meet financial covenants relating to minimum tangible net worth,  maximum  total  liabilities  to tangible  net worth  ratio,  minimum tangible net worth to managed assets ratio,  minimum current ratio, minimum cash balance or borrowing capacity,  and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates,  and  delinquency  rates.  If these  financial  covenants  and/or performance  tests are not met, in addition to other  consequences,  the company may be unable to  continue  to  securitize  receivables  through  the  warehouse facility or it may be terminated as servicer  under the public  securitizations.
At  November  30,  2003,  the  company was in  compliance  with these  financial covenants  and  the  securitized  receivables  were  in  compliance  with  these performance triggers.

7. Financial Derivatives
   ---------------------

The company enters into amortizing  swaps relating to automobile loan receivable
securitizations   to  convert   variable-rate   financing  costs  to  fixed-rate
obligations to better match funding costs to the receivables  being  securitized in the warehouse facility.  During the third quarter of fiscal 2004, the company entered into eight 40-month amortizing interest rate swaps with initial notional amounts  totaling  approximately  $351.5  million.  The  notional  amount of all outstanding swaps related to the automobile loan receivable  securitizations was approximately  $285.1  million at  November  30,  2003,  and  $473.2  million at
February 28, 2003. At November 30, 2003, the fair value of swaps was a net asset of $0.9  million,  which was  included in accounts  receivable.  At February 28,
2003,  the fair value of swaps was a net  liability of $2.6  million,  which was included in accounts payable.

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

8. Recent Accounting Pronouncements
   --------------------------------

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS
No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of the provisions of SFAS
No. 150 have not and are not expected to have a material impact on the company's financial position, results of operations, or cash flows.

In December  2003, the FASB issued FASB  Interpretation  ("FIN") No. 46 (revised
December 2003), "Consolidation of Variable Interest Entities." This revised interpretation retains the original FIN No. 46 requirements for consolidating variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The revised interpretation adds the requirement for consolidating an entity where the equity investors' voting rights are not proportionate to their economic interests and where the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. However, for reporting periods ending after December 15, 2003, a company must apply either the original or this revised interpretation to those entities that are considered to be special-purpose entities. A company that has already applied the original FIN No. 46 to an entity may continue to do so until the effective date of the revised interpretation. The company currently is applying the original FIN No. 46 which has not had a material impact on the company's financial position, results of operations, or cash flows. The company has not fully analyzed the new guidance and, therefore, cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

In  December  2003,  the FASB issued SFAS No. 132  (revised  2003),  "Employers'
Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the disclosures required by the original SFAS No. 132, which standardized employers' disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. The provisions of the original SFAS No. 132 remain in effect until the provisions of this revised statement are adopted. This revised statement is effective for fiscal years ending after December 15, 2003. The company will revise its disclosures to meet the requirements under this revised standard in the financial statements for the fiscal year ended February 29, 2004.

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






                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

In this discussion, "we," "our," "CarMax," "CarMax, Inc.," and "the company" refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percents in the tables may not total due to rounding.

Prior to October 1, 2002, CarMax was a wholly owned subsidiary of Circuit City
Stores, Inc. ("Circuit City Stores"). On that date, CarMax was separated from
Circuit City Stores through a transaction in which each share of Circuit City
Stores, Inc.-CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Stores, Inc.-Circuit City Group Common Stock received as a tax-free distribution a
0.313879 share of CarMax, Inc. common stock for each share of Circuit City Group
Common Stock. Also, the CarMax board of directors approved a one-time special dividend payment of $28.4 million to Circuit City Stores on the separation date.
As a result of the separation, all of the businesses, assets, and liabilities of the CarMax Group are now held in CarMax, Inc., which is an independent, separately traded public company.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in Management's
Discussion and Analysis of Financial Condition and Results of Operations regarding the company's future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Such forward-looking statements are based upon management's current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For more details on factors that could affect expectations, see the company's Annual Report on Form 10-K for the fiscal year ended February
28, 2003, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see "Critical Accounting
Policies" in Management's Discussion and Analysis included in the CarMax, Inc.
2003 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2003. These policies relate to the calculation of the fair value of retained interests in securitization transactions, revenue recognition, defined benefit retirement plans, and insurance liabilities.

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


Net Sales and Operating Revenues
--------------------------------

Total sales for the third quarter of fiscal 2004 increased 14% to $1.07 billion from $936.8 million in last year's third quarter. For the nine months ended
November 30, 2003, total sales increased 15% to $3.48 billion from $3.02 billion in last year's first nine months.

                                            Three Months Ended November 30             Nine Months Ended November 30
(Amounts in millions)                      2003        %       2002       %            2003        %        2002     %
------------------------------------------------------------------------------------------------------------------------
Used vehicle sales....................    $  797.8            $690.3                  $2,626.6          $2,212.9
New vehicle sales.....................       122.7             117.8                     398.7             402.1
                                          ------------------------------------------------------------------------------
Total retail vehicle sales............       920.4   85.9      808.1    86.3           3,025.3   86.9    2,615.0   86.5
                                          ------------------------------------------------------------------------------


Wholesale vehicle sales...............       111.4   10.4       87.5     9.3             325.1    9.3      277.6    9.2
                                          ------------------------------------------------------------------------------

Other sales and revenues:
   Extended warranty revenue..........        17.7              16.6                      58.7              51.5
   Service department sales...........        17.3              13.9                      51.4              45.2
   Third-party finance fees...........         4.7               3.7                      15.0              12.5
   Appraisal purchase processing fees            -               7.0                       5.3              21.5
                                          ------------------------------------------------------------------------------
Total other sales and revenues........        39.7    3.7       41.2     4.4             130.4    3.7      130.7    4.3
                                          ------------------------------------------------------------------------------
Total net sales and operating
   revenues...........................    $1,071.5    100.0   $936.8    100.0         $3,480.8   100.0  $3,023.3.  100.0
                                         ===============================================================================


Total Retail Vehicle Sales. Comparable store used unit sales growth is a primary
---------------------------
driver of CarMax's profitability. A CarMax store is included in comparable store retail sales in the store's fourteenth full month of operation. Comparable store retail vehicle unit and dollar sales changes for the third quarter and first nine months of fiscal 2004 and 2003 were as follows:

                                                           Three Months                           Nine Months
                                                        Ended November 30                      Ended November 30
                                                     2003               2002                2003             2002
                                                     ---------------------------------------------------------------
             Vehicle units:
                Used vehicles.....................    2 %                8 %                6 %            11 %
                New vehicles......................    2 %              (16)%               (2)%            (5)%
             Total................................    2 %                5 %                5 %             9 %

             Vehicle dollars:
                Used vehicles.....................    4 %                8 %                7 %            11 %
                New vehicles......................    5 %              (17)%                0 %            (4)%
             Total................................    4 %                3 %                6 %             9 %

The third quarter, which encompasses the new car model-year changeover period, has historically been our most volatile and challenging quarter. Sales at the beginning of the quarter were slower than expected. We believe that this was a result of flatter than normal wholesale prices through mid-October, which meant that some of our used car prices were likely less competitive with new car closeout models than usual. We also believe there was a shift to more normal fall seasonality in the pace of wholesale pricing declines following two exceptionally good fall seasons in fiscal 2002 and 2003, which were driven by sharper-than-normal wholesale pricing declines during the preceding summer months. In response to the slower sales pace, we reduced our margin targets on selected cars at mid-quarter in order to improve our competitive price position.
As a result, sales responded favorably, which allowed us to achieve the high end of our revised sales expectations.

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


Total retail vehicle unit and dollar sales changes for the third quarter and first nine months of fiscal 2004 and 2003 were as follows:

                                                      Three Months                         Nine Months
                                                   Ended November 30                    Ended November 30
                                                2003              2002                2003             2002
                                                --------------------------------------------------------------
        Vehicle units:
           Used vehicles.....................   13 %                17 %              18 %               17 %
           New vehicles......................    1 %               (20)%              (3)%              (10)%
        Total................................   12 %                12 %              16 %               14 %

        Vehicle dollars:
           Used vehicles.....................   16 %                17 %              19 %               18 %
           New vehicles......................    4 %               (21)%              (1)%              (10)%
        Total................................   14 %                 9 %              16 %               13 %


For the third quarter and nine months ended November 30, 2003, the overall increase in retail sales reflects growth in comparable store used unit sales as well as growth in new stores not yet included in the comparable store base.

Wholesale Vehicle Sales. Third quarter wholesale sales growth was generated by
------------------------
several factors, including increased wholesale appraisal traffic resulting from the expansion of the company's store base, increased consumer response to the
CarMax vehicle appraisal offer, and a stronger than normal wholesale pricing environment in the first half of the quarter.

Other Sales and Revenues. Other sales and revenues include extended warranty
-------------------------
revenue, service department sales, third-party finance fees, and up through the second quarter of fiscal 2004 appraisal purchase processing fees collected from customers for the purchase of their vehicles. Extended warranty revenue, service department sales, and third-party finance fees increased due to the company's strong retail sales growth. However, the elimination of the appraisal purchase processing fee in the second quarter of fiscal 2004 resulted in a decrease in total other sales and revenues.

Appraisal purchase processing fees collected from customers were designed to cover the costs of our appraisal and wholesale operations. During the first quarter of fiscal 2004, CarMax tested an alternative method for recovering these costs. Based on the test results, during the second quarter the appraisal purchase processing fees were discontinued across our entire store base. Under the revised appraisal cost recovery ("ACR") method, instead of charging the customer the appraisal purchase processing fee, the company adjusts the price of its purchase offer, thereby reducing the acquisition cost of used and wholesale vehicles and increasing used vehicle and wholesale vehicle gross profit margins.
The intent of changing to this method is to recover all costs, including the related costs of land on which we hold vehicles prior to being sold at the wholesale auctions, while also making our offer more transparent to the consumer by eliminating a fee.

Supplemental information related to vehicle sales follows:

     Retail Unit Sales
     -----------------
                                                               Three Months                         Nine Months
                                                             Ended November 30                   Ended November 30
                                                          2003              2002             2003               2002
                                                      -----------------------------------------------------------------
     Used vehicles.................................      51,361            45,274          169,556            143,461
     New vehicles..................................       5,079             5,051           16,804             17,276
                                                      -----------------------------------------------------------------
     Total.........................................      56,440            50,325          186,360            160,737
                                                      =================================================================


     Average Retail Selling Prices
     -----------------------------
                                                                 Three Months                        Nine Months
                                                               Ended November 30                  Ended November 30
                                                           2003              2002              2003               2002
                                                      -----------------------------------------------------------------
     Used vehicles.................................    $   15,393        $   15,176       $   15,382         $   15,354
     New vehicles..................................    $   23,968        $   23,241       $   23,566         $   23,216
     Weighted average..............................    $   16,165        $   15,985       $   16,120         $   16,199


     Retail Vehicle Sales Composition
     --------------------------------
                                                                 Three Months                        Nine Months
                                                               Ended November 30                  Ended November 30
                                                          2003              2002               2003             2002
                                                      ----------------------------------------------------------------
     Vehicle units:
          Used vehicles............................       91%                 90%                91%              89%
          New vehicles.............................        9                  10                 9                11
                                                      ----------------------------------------------------------------
     Total ........................................      100%                100%               100%             100%
                                                      ================================================================

     Vehicle dollars:
          Used vehicles............................       87%                 85%                87%              85%
          New vehicles.............................       13                  15                 13               15
                                                      ----------------------------------------------------------------
     Total.........................................      100%                100%               100%             100%
                                                      ================================================================


Retail Stores. In the third quarter of fiscal 2004, CarMax opened a standard
--------------
superstore in Memphis, Tenn., and a satellite superstore in the Chicago market.
During the fourth quarter, CarMax plans to add a satellite superstore in the Las
Vegas market (mid fourth quarter), a standard superstore in Louisville (late fourth quarter), and a satellite superstore in the Los Angeles market (early in the fourth quarter) that will co-locate the company's two remaining stand-alone new car franchises.

The following tables provide detail on the CarMax retail stores and new car franchises:

                                             Estimate
           Store Mix                       Feb. 29, 2004         Nov.  30, 2003        Feb . 28, 2003        Nov. 30, 2002
    -------------------------------------------------------------------------------------------------------------------------
    Mega superstores(1)......................    13                    13                     13                    13
    Standard superstores(2)..................    24                    23                     19                    19
    Satellite superstores(3).................    12                    10                      8                     6
    Co-located new car stores................     3                     2                      2                     2
    Stand-alone new car stores...............     0                     2                      2                     2
                                                -----------------------------------------------------------------------------
    Total                                        52                    50                     44                    42
                                                =============================================================================

 (1)  70,000 to 95,000 square feet on 20 to 35 acres
 (2)  40,000 to 60,000 square feet on 10 to 25 acres
 (3)  10,000 to 20,000 square feet on 4 to 7 acres


                                             Estimate
                                           Feb. 29, 2004          Nov. 30, 2003        Feb . 28, 2003        Nov. 30, 2002
    -------------------------------------------------------------------------------------------------------------------------
    Integrated/co-located
         new car franchises..................     9                    12                     15                    15
    Stand-alone new car franchises...........     0                     2                      2                     2
                                                -----------------------------------------------------------------------------
    Total....................................     9                    14                     17                    17
                                                =============================================================================

Gross Profit Margin
-------------------

The total gross profit margin was 11.8% of sales in the third quarter of fiscal
2004 and 11.4% in the third quarter of fiscal 2003. Total gross profit margin was 12.6% of sales for the nine months ended November 30, 2003, and 11.8% for the nine months ended November 30, 2002.


                                                          Three Months                                 Nine Months
                                                        Ended November 30                           Ended November 30
                                                    2003               2002                     2003               2002
                                                %(1)  $ per unit(2) %(1)    $ per unit(2)  %(1)  $ per unit(2) %(1)  $ per unit(2)
                                               ---------------------------------------     -------------------------------------
Used vehicle gross profit margin...........    10.9       1,693     10.6        1,610        11.3     1,754   10.8       1,663
New vehicle gross profit margin............     3.8         925      4.4        1,027         3.9       914    4.2         973
                                               ---------------------------------------     -------------------------------------
Total retail vehicle gross profit margin...    10.0       1,624      9.7        1,551        10.3     1,679    9.8       1,589

Wholesale vehicle gross profit margin......     9.9         338      3.6          123         9.8       335    4.9         171

Other gross profit margin..................    59.3        NM(3)    62.5         NM(3)       70.8      NM(3)  68.0        NM(3)
                                               ---------------------------------------     -------------------------------------

Total gross profit margin..................    11.8        NM(3)    11.4         NM(3)       12.6      NM(3)  11.8        NM(3)
                                               =======================================     =====================================


(1) Gross profit margin percentages are calculated as a percentage of its respective sales or revenue.
(2) Dollars per unit are calculated as gross profit margin dollars divided by its respective unit sales.
(3) Not meaningful.

Used Vehicle Gross Profit Margin. For the three months ended November 30, 2003,
---------------------------------
the used vehicle profit margin per unit increased compared with the prior year as a result of the change in the ACR methodology, offset in part by declines in used car margins before the ACR change. The decline in used car margins before the change was due to the selected supplemental markdowns initiated in mid-October that were taken to reestablish the price position of our used cars and stimulate sales. For the nine month period ended November 30, 2003, used vehicle profit margin per unit increased as a result of the change in the ACR methodology, consistent sales performance, and better inventory management. The
ACR methodology allows us to recover the expense of our appraisal, buying, and wholesale operating processes by factoring those costs into the purchase offers we make. The acquisition cost of used vehicles purchased directly from consumers decreased due to the implementation of the new appraisal cost recovery method.

Wholesale Vehicle Gross Profit Margin. For the three and nine month periods
--------------------------------------
ended November 30, 2003, the wholesale vehicle gross profit margin per unit increased compared with the same periods last year primarily due to the implementation of our new ACR methodology. The acquisition cost of a wholesale vehicle decreased resulting in higher wholesale gross margins due to the new ACR methodology discussed previously. The increases in wholesale margins were partially offset by corresponding decreases in other margins. Our intent is to recover all costs related to our consumer offer to buy cars directly from consumers, including the cost of appraisals, buying, wholesaling, and the related land costs on which we hold vehicles prior to being sold at the wholesale auctions. Previously, we had not been fully recovering these land costs. The stronger than normal wholesale pricing environment in the first half of the quarter also contributed to our increased wholesale margins, as we received higher prices at our in-store wholesale auctions.

Other Gross Profit Margin. Third quarter other gross profit margin declined
--------------------------
despite a year-over-year improvement in the principal component elements, primarily due to a shift in the mix of the underlying components. Service sales, which are the only category within other sales and revenues that do not carry
100% gross margins, became a larger percentage of the other category following the elimination of the appraisal purchase processing fee. Compared with the prior year, third quarter service margins improved reflecting increased service sales and the benefits of our new electronic repair order ("ERO") system. Last year's service sales and costs were adversely impacted by the rollout of the ERO system. Third-party warranty commissions and third-party finance fees both benefited from the growth in used car sales.


CarMax Auto Finance Income
--------------------------

CarMax Auto Finance ("CAF") is the company's finance operation. CAF's lending business is limited to providing prime auto loans for CarMax's used and new car sales. Because the purchase of an automobile is traditionally reliant on the consumer's ability to obtain on-the-spot financing, it is important to our business that such financing be available to creditworthy customers. While financing can also be obtained from third-party sources, we are concerned that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing, and vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders. CAF provides CarMax with the opportunity to capture additional profits and cash flows from auto loan receivables while managing the company's reliance on third-party finance sources.

CAF income does not include any allocation of indirect costs or income. We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are retail store expenses, retail financing commissions, and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll.

For the third quarter and first nine months of fiscal 2004 and 2003, CarMax Auto
Finance income was as follows:

                                                                   Three Months                          Nine Months
                                                                 Ended November 30                    Ended November 30
(Amounts in millions)                                     2003       %       2002     %        2003     %       2002     %
---------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)............................ $  12.9      3.8   $  15.9    5.4     $ 50.8    4.7   $  49.6    5.7
                                                       ---------------------------------     ------------------------------

Other income:(2)
    Servicing fee income..............................     5.6      1.0       4.5    1.0       16.0    1.0      12.6    1.0
    Interest income...................................     3.4      0.6       2.3    0.5       12.4    0.8       9.6    0.8
                                                       ---------------------------------     ------------------------------
Total other income....................................     9.0      1.7       6.8    1.6       28.5    1.8      22.2    1.8
                                                       ---------------------------------     ------------------------------

Direct expenses:(2)
    CAF payroll and fringe benefit expense............     2.0      0.4       1.7    0.4        6.0    0.4       5.1    0.4
    Other direct CAF expenses.........................     2.1      0.4       1.8    0.4        7.2    0.5       5.5    0.4
                                                       ---------------------------------     ------------------------------
Total direct expenses.................................     4.2      0.8       3.5    0.8       13.2    0.9      10.6    0.9
                                                       ---------------------------------     ------------------------------

CarMax Auto Finance income(3)......................... $  17.6      1.6   $  19.2    2.1     $ 66.1    1.9   $  61.2    2.0
                                                       =================================     ==============================

Loans sold............................................ $     338.0        $     292.2        $   1,074.4     $     875.1
Average managed receivables........................... $   2,161.4        $   1,748.8        $   2,057.4     $   1,651.7
Net sales and operating revenues...................... $   1,071.5        $     936.8        $   3,480.8     $   3,023.3
Ending managed receivables balance.................... $   2,190.3        $   1,794.0        $   2,190.3     $   1,794.0

Percent columns indicate:
(1) Percent of loans sold
(2) Annualized percent of average managed receivables
(3) Percent of net sales and operating revenues


CAF originates automobile loans to CarMax customers at competitive market rates of interest. The majority of the profit contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds. Substantially all of the loans originated by CAF each month are sold in securitization transactions as described in Note 6 to the company's interim consolidated financial statements. A gain results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

For the three months ended November 30, 2003, CAF income decreased 8% to $17.6 million from $19.2 million for the same period last year. Gains on sales of loans decreased $3.0 million. The anticipated reduction in spreads resulting from rising costs of funds generated gains on loans sold of 3.8% compared with last year's gains on loans sold of 5.4%. The resulting 30% reduction in gains as a percent of loans sold more than offset the benefit of the increase in loans sold generated by increased vehicle sales. The increases in other income and in direct expenses were proportionate to the increase in managed receivables.

For the nine months ended November 30, 2003, CAF income increased 8% to $66.1 million from $61.2 million for the same period last year. Gains on sales of loans increased by $1.2 million, with the majority of the increase occurring in the first quarter of fiscal 2004 when spreads remained at abnormally high levels. Spread compression in the second and third quarters resulted in a decrease in gains as a percent of loans sold in these quarters compared with the prior year. The compression of the spread was partially offset by an increase in loans sold driven by higher sales. The increases in other income and in direct expenses were proportionate to the increase in managed receivables.

The company is at risk for the performance of the securitized receivables managed to the extent that it maintains a retained interest in the receivables.
Supplemental information on our portfolio of managed receivables is shown in the following tables:

                                                                   As of November 30                As of February 28
(Amounts in millions)                                            2003              2002           2003            2002
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................   $   2,153.9     $   1,760.0      $   1,859.1    $   1,489.4
Loans held for sale or investment..........................          36.4            34.0             19.6           13.9
                                                              -------------------------------------------------------------
Ending managed receivables.................................   $   2,190.3     $   1,794.0      $   1,878.7    $   1,503.3
                                                              =============================================================
Accounts 31+ days past due.................................   $      35.2     $      25.9      $      27.6    $      22.3
Past due accounts as a percentage of
   ending managed receivables..............................          1.61%           1.44%            1.47%          1.48%

                                                                     Three Months                        Nine Months
                                                                   Ended November 30                  Ended November 30
(Amounts in millions)                                            2003            2002              2003             2002
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables................................   $   2,161.4    $   1,748.8        $   2,057.4    $   1,651.7
Credit losses on managed receivables.......................   $       6.0    $       4.9        $      15.5    $      12.3
Annualized losses as a percentage of
   average managed receivables.............................          1.11%          1.12%              1.00%          0.99%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interests, earnings could be impacted. As of November 30, 2003, past due accounts as a percentage of ending managed receivables were higher than the same period last year; however, delinquencies were in line with expectations and were not indicative of a change in the performance of the receivables. In the third quarter, we adjusted the cumulative default rate assumptions for certain pools of receivables. We increased the loss rates for two of our older pools of receivables to reflect slightly higher losses at the end of the pools' lives. We also increased the loss rate on current originations from 1.85% to 2.00%, reflecting current economic conditions, including weak recovery rates that have stabilized at historically low levels. There has been no change in the credit quality of the receivables, which is at the high end of our historical range. The changes resulted in no material impact on earnings or the fair value of retained interests. Details concerning the assumptions used to value the retained interests and the sensitivity to adverse changes in the performance of the managed receivables are included in Note 6 to the company's interim consolidated financial statements.


Selling, General and Administrative Expenses
--------------------------------------------

For the three months ended November 30, 2003, selling, general, and administrative expenses as a percent of net sales and operating revenues were 10.7% compared with 10.9% in the same period last year. For the nine months ended November 30, 2003, the selling, general, and administrative expense ratio was 10.1% compared with 9.7% in the corresponding period last year. The selling, general, and administrative expense ratio for the three months and nine months ended November 30, 2002, included costs of $4.5 million and $7.6 million, respectively, associated with the separation of CarMax from Circuit City Stores.
Excluding these costs, the selling, general, and administrative expense ratio would have been 10.4% in last year's third quarter and 9.4% in the first nine months of last year.

The current year's selling, general, and administrative expense ratio reflects the expected higher level of operating expenses associated with being a stand-alone company following the October 1, 2002, separation from Circuit City
Stores. Compared with last year, we estimate stand-alone costs were approximately $1.5 million higher in the current year's quarter and approximately $13.5 million higher in the first nine months.

As anticipated, the fiscal 2004 selling, general, and administrative expense ratio has been adversely affected by the resumption of our store growth plan and the increase in the number of store openings. New stores typically experience higher selling, general, and administrative expense ratios than stores in the comparable store base, reflecting the fact that new stores have not been open long enough to ramp up to their expected mature sales levels. Higher total pre-opening expenses and costs related to building our management team bench strength to support future store growth also contributed to the higher current year selling, general, and administrative expense ratios.

Interest Expense
----------------

Interest expense was zero for the third quarter of fiscal 2004 compared with $0.3 million in the same period last year. As a result of the company's level of capital spending, all interest incurred during the third quarter of fiscal 2004 was capitalized. For the nine months ended November 30, 2003, interest expense was $1.1 million, compared with $1.7 million in the same period last year.

Income Taxes
------------

The effective income tax rate decreased to 38.5% for the third quarter and the nine months ended November 30, 2003, from 39.5% for the same periods last year.
In the previous fiscal year, the effective tax rate was higher because the costs related to the October 2002 separation from Circuit City Stores were not deductible.

Net Earnings
------------

Third quarter fiscal 2004 net earnings increased 29% to $19.1 million from $14.7 million in the third quarter of fiscal 2003. For the nine months ended November
30, 2003, net earnings increased 24% to $93.9 million from $75.7 million. The increases in the quarter and year-to-date net earnings were the result of strong sales growth, increased used vehicle gross margins, and the absence of non-tax deductible separation expenses, offset in part by the incremental costs of being a stand-alone company.

Operations Outlook
------------------

CarMax continues to demonstrate that its consumer offer and business model can produce strong sales and earnings growth. In addition to the four standard-sized superstores and two satellite superstores opened in the first nine months of the year, we plan to open one standard-sized used car superstore and one satellite superstore in the fourth quarter of fiscal 2004. In addition, in Los Angeles, we intend to co-locate our two remaining stand-alone new car franchises with a new satellite used car superstore in the fourth quarter.


In the first nine months of fiscal 2004, we sold our Jeep franchise in Kenosha, Wis., and our Nissan franchise in Greenville, S.C. We also returned the Mitsubishi new car franchise operation in Nashville, Tenn., to the manufacturer.
We still plan to sell or return the remaining four Mitsubishi new car franchises; however, this process may not be completed until the end of calendar year 2004. In addition, we plan to sell the Ford franchise in Kenosha, Wis., and one of our Chrysler-Jeep franchises in the Atlanta market. The sale or return of the integrated new car franchises will create more space for used car sales expansion, which is more profitable for us.

During the fiscal year ending February 28, 2005, the company plans to expand its used car superstore base by approximately 20%, opening approximately 10 used car superstores. Planned entries into new mid-sized markets include Indianapolis, Ind.; Columbia, S.C.; Austin, Tex; and Albuquerque, N.M. Satellite superstore additions are planned for Winston Salem, N.C.; Fayetteville, N.C.; Miami, Fla.;
and Richmond, Va. CarMax also plans to add a standard superstore and a satellite superstore in the Los Angeles market on sites that were land-banked when the company suspended growth in 1999.

Comparable store used unit sales growth is a primary driver of CarMax's profitability. Assuming average winter weather, we expect fourth quarter used unit comparable store growth in the range of 5 percent to 7 percent, bringing the year's used unit comparable store growth expectation to the range of 6 percent or 7 percent. In addition, with third quarter funds rising faster than consumer rates, we experienced a compression in spreads generally in line with our projections. We expect the CAF spread to be near the mid-point of our normalized 3.5% to 4.5% range in the fourth quarter. Based on this, we anticipate fourth quarter net earnings per share to be in the range of 19 cents to 22 cents, bringing the expected year to date net earnings to be in the range of $1.08 to $1.11 per share. In addition, if the sales of our new car franchises occur in the fourth quarter, 1 cent could be added to our fourth quarter earnings per share.


RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 of the Notes to the Consolidated Financial Statements set forth elsewhere in this report.

Financial Condition

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first nine months of fiscal 2004, CarMax generated
---------------------
cash from operating activities of $131.0 million. In the same period last year,
CarMax generated cash from operating activities of $72.7 million. The fiscal
2004 improvement primarily resulted from an increase in net earnings, a decrease in inventory, and a decrease in retained interests in securitized receivables.
Our inventory balance decreased because we disposed of three new car franchises and improved inventory management at our remaining new vehicle franchise locations. Retained interests in securitized receivables was relatively flat for the nine months ended November 30, 2003, versus an increase of $19.8 million for the nine months ended November 30, 2002. This change was primarily due to the more normalized spread environment at CAF and the timing of the securitization transactions.

Investing Activities. Net cash used in investing activities was $64.7 million in
---------------------
the nine months ended November 30, 2003, compared with $33.4 million in the first nine months of last fiscal year. Capital expenditures were $137.2 million and $71.3 million for the nine months ended November 30, 2003 and 2002, respectively.


The increase in capital expenditures reflects the increase in our store base associated with the resumption of our growth plan. Additionally, some of the increase is associated with the initial expenditures associated with our future corporate headquarters site in Richmond, Va. Total proceeds from sales of property and equipment were $72.5 million for the nine months ended November 30, 2003, compared with $37.9 million in the prior year period. The majority of the sale proceeds relate to sale-leaseback transactions. In the second quarter of fiscal 2004, the company entered into sale-leaseback transactions involving three properties valued at approximately $25 million. The transactions were structured as operating leases with initial lease terms of 15 years with four, five-year renewal options. In the third quarter of fiscal 2004, the company entered into sale-leaseback transactions involving three properties valued at approximately $49 million. These transactions were structured as operating leases with initial lease terms of 20 years with four, five-year renewal options. At November 30, 2003, we owned a total of four CarMax superstores. In
December 2003, CarMax entered into sale-leaseback transactions involving three of these properties valued at approximately $33.2 million.

Financing Activities. Net cash used in financing activities was $46.0 million in
---------------------
the first nine months of fiscal 2004, compared with $11.0 million in the first nine months of last fiscal year. In the first nine months of fiscal 2004, we used cash generated from operations to reduce total outstanding debt by $49.8 million. In the first nine months of fiscal 2003, we increased total outstanding debt by $16.9 million and paid a one-time dividend of $28.4 million to Circuit
City in conjunction with the separation transaction.

At November 30, 2003, the aggregate principal amount of securitized automobile loan receivables totaled $2.15 billion. During the third quarter of fiscal 2004, the company completed a public automobile loan receivables securitization. The total value of the automobile loan receivables securitized through this public offering was $600.0 million. At November 30, 2003, the unused capacity of the $825.0 million warehouse facility, which matures in June 2004, was $539.5 million. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

CarMax maintains a $300 million credit facility secured by vehicle inventory. As of November 30, 2003, the amount outstanding under this credit facility was $106.3 million, with the remainder fully available to the company. CarMax expects that proceeds from securitization transactions, sale-leaseback transactions, its credit facility, additional credit facilities if needed, and cash generated by operations will be sufficient to fund capital expenditures and working capital of the company for the foreseeable future.








                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Market Risk

Automobile Installment Loan Receivables. At November 30, 2003, and February 28,
----------------------------------------
2003, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 7 to the company's consolidated financial statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of November 30, 2003, and February 28, 2003, was as follows:


          (Amounts in millions)                                          November 30             February 28
          ---------------------------------------------------------------------------------------------------

          Fixed-rate securitizations................................    $   1,868.4             $   1,385.1
          Floating-rate securitizations
             synthetically altered to fixed.........................          285.1                   473.2
          Floating-rate securitizations.............................            0.4                     0.8
          Held for investment (1)...................................           17.4                    16.0
          Held for sale (2).........................................           19.0                     3.6
                                                                        -------------------------------------
          Total.....................................................    $   2,190.3             $   1,878.7
                                                                        =====================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. CarMax also has interest rate risk from changing
-----------------------
interest rates related to our outstanding debt. Substantially all of the debt is floating rate debt based on LIBOR. A 100 basis point increase in market interest rates would not have had a material effect on our third quarter results of operations or cash flows.

                                     Item 4.

                             CONTROLS AND PROCEDURES
                             -----------------------

The company maintains disclosure controls and procedures ("disclosure controls") that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the evaluation date. There was no change in the company's internal control over financial reporting that occurred during the quarter ended November 30, 2003, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             CarMax is subject to various legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of CarMax.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    3.1 CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as
                               Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), incorporated herein by this reference.

                    3.2 CarMax, Inc. Bylaws, as amended and restated September 23, 2003, filed as Exhibit 3.2 to CarMax's Quarterly Report on Form 10-Q, filed October 15, 2003 (Filed No. 1-31420), incorporated herein by this reference.

                   31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

                   31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

                   32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

                   32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

             (b)    Reports on Form 8-K

                    The company filed a report on Form 8-K pursuant to Items 5 and 7 on October 15, 2003. During the third quarter, the company also furnished reports on Form 8-K pursuant to Item 12 on September 5, 2003, and September 22, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CARMAX, INC.


                                            By:    /s/  Austin Ligon
                                                  ------------------------
                                                  Austin Ligon
                                                  President and
                                                  Chief Executive Officer



                                            By:    /s/  Keith D. Browning
                                                  ------------------------
                                                  Keith D. Browning
                                                  Executive Vice President and
                                                  Chief Financial Officer




January 13, 2004

                                  EXHIBIT INDEX
                                  -------------


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