Form 10-K
period 2004-02-29
CARMAX INC
filed 2004-05-14
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-31420

CARMAX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1821055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 COX ROAD, GLEN ALLEN, VIRGINIA	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 747-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.50 Rights to Purchase Series A Preferred Stock, par value $20.00	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

On August 31, 2003, there were 103,623,076 outstanding shares of CarMax, Inc. common stock, par value $0.50 per share. The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2003, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $3,994,669,580.

On March 31, 2004, there were 103,836,814 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Annual Report to Shareholders for the fiscal year ended February 29, 2004, and the Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Parts I, II, III, and IV of this Annual Report on Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 29, 2004

PART I

The company cautions readers that the statements contained in this Form 10-K regarding the company’s future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For a discussion of risks and uncertainties that may affect CarMax’s business, see “Cautionary Information About Forward-Looking Statements” on page 27 of the company’s 2004 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

In this document, “the company” and “CarMax” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

Item 1. Business

Availability of Reports and Other Information

The company’s Web site address is www.carmax.com. The company makes available, free of charge through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after filing the material or furnishing it to the Securities and Exchange Commission. The contents of the company’s Web site are not, however, part of this report.

In addition, the company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit Committee, Nominating and Governance Committee, and Compensation and Personnel Committee are available to shareholders and the public through the “Corporate Governance” link of the company’s investor information home page at http://investor.carmax.com. Any changes to or waivers of the Code of Conduct will be promptly disclosed on the company’s Web site.

Overview of Business

CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996. Its corporate offices are located at 4900 Cox Road, Glen Allen, Va. CarMax, Inc. is a holding company and its operations are conducted through its subsidiaries.

CarMax began operations in 1993 under the ownership of Circuit City Stores, Inc. (“Circuit City”) when it opened its first location in Richmond, Va. In fiscal 1997, Circuit City created two common stock series, Circuit City Stores, Inc.–Circuit City Group common stock and Circuit City Stores, Inc.–CarMax Group (“CarMax Group”) common stock. On February 7, 1997, Circuit City completed an initial public offering of CarMax Group common stock, which was intended to track separately the performance of the CarMax operations. On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction in which each share of CarMax Group common stock was exchanged for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received a distribution of a 0.313879 share of CarMax, Inc. common stock for each Circuit City Group share. As a result of the separation, all of the businesses, assets, and liabilities of the CarMax Group are held in CarMax, Inc., an independent, separately traded public company.

CarMax is the nation’s largest specialty retailer of used cars and light trucks. The company purchases, reconditions, and sells used vehicles. CarMax opened a total of 33 used car superstores through fiscal 2000 before slowing its geographic growth to concentrate on improving operations and profitability. Geographic growth was resumed at the end of fiscal 2002, and through the end of fiscal 2004 an additional 16 used car superstores were opened. The company also sells new vehicles under various franchise agreements. As planned, CarMax’s new car sales have become a smaller part of its business mix as it has divested nine new car franchises over the past three fiscal years while aggressively growing its used car business. In fiscal 2004, used vehicles represented 91% of the total vehicle units sold by CarMax.

CarMax provides its customers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers by offering a broad selection of great quality vehicles at low, no-haggle prices in a customer-friendly atmosphere. The company has separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions. CarMax provides an appraisal that allows current vehicle owners to sell their cars to CarMax regardless of their intent to purchase a vehicle from the company. CarMax also provides its customers with a full range of related services, including the financing of vehicle purchases through CarMax Auto Finance (“CAF”) and third-party lenders, the sale of extended warranties, accessories, and vehicle repair service. CAF is the company’s own finance operation that offers financing to prime-rated customers.

The CarMax process is designed to enable customers to evaluate separately each step of the sales process a la carte and to make informed decisions at each step based on comprehensive information about their options and the associated prices. The customer can take or leave any aspect of the offer without affecting the offer on the other steps in the sales process. CarMax’s no-haggle pricing and its fixed-dollar-per-unit commission structure allows its sales consultants to focus solely on meeting customer needs.

Industry and Competition. With calendar year 2003 sales of approximately $366 billion, used vehicles make up nearly half of the U.S. auto retail market, the largest retail segment of the economy. In calendar 2003, there were an estimated 43.6 million used vehicles sold compared with 16.7 million new vehicles. CarMax’s primary market, late-model vehicles that are 1 to 6 years old, is estimated at approximately $265 billion in annual sales and 20 million units per year.

Automotive retailing is highly competitive. Consumers typically have many choices when deciding where to purchase a used or new vehicle. In both the used and new vehicle markets, CarMax seeks to distinguish itself from traditional dealerships through its consumer offer, sales approach, and other innovative operating strategies. The company’s primary competitors are the nation’s approximately 21,700 franchised new car dealers, which sell the majority of late-model used vehicles. CarMax also competes with independent dealers, rental companies, and private parties.

The company believes that its principal competitive factors in used vehicle retailing are price; breadth of selection, including the more popular makes and models; quality of the vehicles; location of retail sites; and degree of customer satisfaction with the car-buying experience. Customer satisfaction is driven by CarMax’s customer-friendly sales process, the quality of the used cars sold, and the services the company provides. CarMax’s Certified Quality Inspection assures that every vehicle offered for sale at CarMax meets rigorous mechanical, electrical, and safety standards. Upon request by the customer, CarMax will transfer any used vehicle in the company’s nationwide inventory to a local superstore. Transfers are free within a market; long distance transfers include a charge to cover transportation costs. CarMax backs every vehicle with a 5-day, 250-mile, no-questions-asked, money-back guarantee, and a 30-day comprehensive warranty. Other competitive factors include the ability to offer or arrange customer financing on competitive terms and the comprehensiveness and cost of extended warranties. CarMax believes that it is competitive in all of these areas and that it enjoys advantages over competitors that employ traditional selling methods.

CarMax’s sales consultants play a significant role in ensuring a customer-friendly sales process. A sales consultant is paid the same fixed-dollar-per-unit commission on any vehicle sold, so the sales consultant’s only objective is helping customers find the right car for their needs at a price they can afford. In contrast, sales and finance personnel at traditional dealerships often receive higher commissions for negotiating higher prices and for steering customers toward vehicles with higher gross margins.

In the new vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. Historically the new vehicle market has been served primarily by dealerships employing traditional high-pressure, negotiation-oriented sales techniques. The company believes its customer-friendly, low-pressure sales methods are points of competitive differentiation.

Marketing and Advertising. CarMax’s marketing strategies are focused on developing awareness of the advantages of shopping at its stores, attracting customers who are already in the market to buy or sell a vehicle, and targeting specific segments of the market through special promotions. The company uses market awareness and customer satisfaction surveys to help tailor its marketing efforts to the purchasing habits and preferences of customers in each market area. CarMax’s marketing strategies are implemented primarily through newspaper, television, and radio advertising, and its Web site, www.carmax.com. Television and radio broadcast advertisements are designed to enhance consumer awareness of the CarMax name, carmax.com, and key components of the CarMax offer. Newspaper advertisements promote CarMax’s broad selection of vehicles and price leadership, targeting consumers with immediate purchase intentions. Both broadcast and newspaper advertisements are designed to drive customers to its stores and to the CarMax Web site.

The third major marketing tool for CarMax is its Web site, carmax.com, which is a marketing tool for communicating its consumer offer in detail, a sophisticated search engine for finding the right vehicle, and a sales channel for customers who prefer to complete a part of the shopping and sales process online. The CarMax Web site offers complete inventory and pricing search capabilities. Information on the more than 20,000 cars available in the CarMax nationwide inventory is updated daily. Carmax.com includes detailed information, such as pictures of each vehicle, prices, features, specifications, and store locations, as well as sorting and comparison features that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators, and an option to estimate trade-in values via a link with Kelley Blue Book. CarMax believes these features make it easier for consumers to meet all of their auto research needs on carmax.com. Both used car and new car customers can contact sales consultants online via carmax.com, by telephone, or by fax. Customers can work with these sales consultants from the comfort of home, including applying for financing, and only need to visit the store to sign the paperwork and pick up their vehicle.

CarMax also targets specific segments of the used vehicle market through special promotions. Such promotions may focus on a particular type of vehicle (e.g., “Minivan Month”) or a particular price point (e.g., $9,999 or less) for a large number of vehicles. CarMax’s marketing staff closely coordinates with the purchasing departments at the locations conducting the promotions to ensure that appropriate quantities of targeted inventory are purchased and displayed, thus maximizing the benefits of the promotion.

Suppliers for Used Vehicles. CarMax acquires its used vehicle inventory directly from customers through its unique appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. CarMax believes that the appraisal offer process enables it to access the private market as a significant additional source for used vehicle inventory. Many vehicles purchased directly from consumers are among the highest quality used vehicles available in the market because they have been well maintained by their owners. In stores open for more than 1 year, CarMax generally acquires a larger portion of its used vehicle inventory from customers than from any other source. This buying strategy helps provide an inventory of makes and models that reflects the tastes of the market.

CarMax has replaced the traditional “trade-in” transaction with a process in which CarMax-trained buyers appraise any vehicle and provide the vehicle’s owner with a written, guaranteed cash offer that is good for 7 days or 300 miles, whichever is first. An appraisal is available to everyone free of charge, whether or not the individual purchases a vehicle from CarMax. The CarMax sales process is different from that of traditional dealers who usually combine the vehicle purchase and trade-in transactions, as well as the financing, the sale of extended warranties, and other add-ons. The CarMax sales process allows the customer to separately evaluate and make an informed decision on each individual component of the sales transaction. Because CarMax’s operating strategy is to build customer confidence and satisfaction by offering only high quality vehicles, fewer than half of the vehicles acquired through the appraisal process meet the company’s retail standards. Those vehicles that do not meet the retail standards are sold at the company’s on-site wholesale auctions.

The CarMax buyers evaluate all used vehicles on the basis of their wholesale value and reconditioning costs, and, for off-site purchases, cost of delivery to the store where they will be reconditioned. The inventory purchasing function is primarily performed at the store level and is the responsibility of the buyers. To decide which inventory to purchase, CarMax’s buyers, in collaboration with its headquarters staff, rely on the extensive inventory and sales trend data available through the CarMax information system.

Based on consumer acceptance of the appraisal process at existing CarMax stores and CarMax’s experience and success to date in acquiring vehicles from auctions and other sources, CarMax believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

Suppliers for New Vehicles. CarMax operates new car dealerships under separate franchise or dealer agreements with manufacturers. New car operations for the franchise locations is governed by the terms of the sales and service agreements with DaimlerChrysler, Ford, General Motors, Mitsubishi, Nissan, and Toyota. These agreements generally impose operating requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage, and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings, or a material breach of other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising, and management of a dealership franchised by those manufacturers.

Seasonality. CarMax’s business is seasonal. Most CarMax superstores experience their strongest traffic and sales in the spring and summer fiscal quarters. Sales and gross margins are typically lowest in the fall quarter, which is the new vehicle model-year-changeover period. In the fall quarter, the new model year introductions and discounting on model year closeouts can cause rapid depreciation in used car pricing, particularly for late-model used cars. Seasonal patterns for car buying and selling may vary in different parts of the country, and as CarMax expands geographically, these differences could have an effect on the overall seasonal pattern of the company’s results.

Products and Services

Merchandising. CarMax offers its customers a broad selection of makes and models of used vehicles, including both domestic and imported cars and light trucks, at competitive prices. CarMax’s used car selection covers popular brands from manufacturers such as DaimlerChrysler, Ford, General Motors, Honda, Mitsubishi, Nissan, and Toyota and luxury brands such as BMW and Lexus. The company’s primary focus is vehicles that are generally less than six years old, have fewer than 60,000 miles, and generally range in price from $9,500 to $29,000. Each vehicle must pass a comprehensive quality inspection that covers all major and minor mechanical systems and all safety functions as well as cosmetic criteria. For the more cost conscious consumer, the company also offers used cars, branded “ValuMax,” that are more than six years old or have 60,000 miles or more and that generally range in price from $6,500 to $19,000. These older vehicles must pass a quality inspection covering the major mechanical systems and all safety functions, and concentration is placed on providing good, basic, mechanically sound transportation. In some instances, cosmetic corrections may not be made to these older “ValuMax” cars.

CarMax has implemented an everyday low-price strategy under which it sets “no-haggle” prices on its used and new vehicles. The company believes that its pricing is competitive with the best negotiated prices in the market. Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com, and in CarMax’s newspaper advertising. CarMax extends its no-haggle philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, accessories, extended warranty pricing, and vehicle documentation fees. In addition to selling new vehicles using the “no-haggle” low price strategy, the franchise and dealer agreements generally allow CarMax to sell manufacturers’ brands, perform warranty work on these vehicles, and sell related parts and services within a specified market area. Designation of specified market areas generally does not guarantee exclusivity within a specified territory.

An integral part of CarMax’s used car consumer offer is the reconditioning process. This process includes a comprehensive, certified quality inspection of the engine, cooling and fuel systems, drive axle, transmission, electronic systems, suspension, brake system, steering, air conditioning, interior, and optional equipment. Based on this quality inspection, CarMax determines the reconditioning necessary to bring the vehicle up to CarMax’s high quality standards. Vehicle inspections are completed by CarMax’s mechanics. CarMax performs most routine mechanical and minor body repairs in-house; however, for some reconditioning services, CarMax engages third parties specializing in those services. Over the past several years, CarMax has performed an increasing percentage of reconditioning services in-house, and, based on the cost savings realized, that trend is expected to continue.

Service. All CarMax used car locations provide vehicle repair service, including used car extended warranty service. Factory-authorized service is also provided at all new car franchises. CarMax has developed systems and procedures that are intended to ensure that its retail repair service operations are conducted in the same customer-friendly and efficient manner as its other operations.

CarMax believes that the efficiency of its service and reconditioning operations are enhanced by its modern facilities, a technician mentoring process, and its compensation programs. The mentoring process and compensation programs are designed to increase the productivity of service technicians and result in reduced costs and higher-quality repairs and reconditioning. The experienced technicians in each store perform the more complicated repairs with assistance from apprentices, who also perform simpler functions on their own. Each technician receives a flat rate for each repair or service performed. CarMax is able to track the productivity of each technician through the company’s information system.

Customer Credit. CarMax offers financing for prime-rated customers through its own finance operation, CarMax Auto Finance, and through Bank of America. In some cases where the used vehicle is a certified used vehicle, the manufacturer may also provide prime-rated customers an offer. Offering customers a third-party alternative for prime loans enhances the CarMax consumer offer and helps to ensure that CAF remains competitive. CAF also reduces the sales risk associated with changes in third-party credit availability. In addition, Chrysler Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance, and Toyota Financial Services offer prime financing to customers purchasing new vehicles at applicable CarMax locations. Financing for non-prime rated customers is offered by TransSouth Financial, Wells Fargo Financial Acceptance, and AmeriCredit Financial Services, with no financial recourse to CarMax. In addition, CarMax has tested and will continue to test other third-party lenders in order to expand the choices for its customers and increase discrete approvals. Sales consultants use CarMax’s proprietary information system to electronically submit financing applications and receive responses, often from multiple lenders, generally in less than five minutes from prime lenders. Financings are installment sale contracts secured by the vehicles financed. Customers are permitted to refinance their loans within three business days of a purchase without incurring any finance or related charges. Generally CarMax’s arrangements with its third-party lenders provide for payment of a fee to CarMax at the time of financing, provided the loan is not refinanced within 90 days. CarMax has no recourse liability on used car loans arranged with third-party lenders.

Extended Warranty Sales. At the time CarMax sells a vehicle, it offers the customer an extended warranty. Currently, in all the states in which CarMax operates, it sells warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability. Contracts usually have terms of coverage between 12 and 72 months. CarMax offers these extended warranties at low, fixed prices. All extended warranties sold by CarMax (other than manufacturers’ warranties) have been designed to CarMax specifications and are administered by a third party, through a private-label arrangement under which CarMax receives a fee from the administrator at the time the extended warranty is sold.

All CarMax locations provide vehicle repair service including extended warranty service. CarMax’s extended warranty customers also have access to the third-party administrator’s nationwide network of approximately 14,000 independent service providers. CarMax believes that the quality of the services provided by this provider network, as well as the broad scope of its extended warranties, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

Systems

CarMax’s stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Customers can select a range of vehicles using information kiosks that display their choices and provide a map showing customers where their selections are parked on the display lot. CarMax’s inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning of bar codes tracks the movement of vehicles on the lot. An electronic gate on the lot and a radio frequency transmitter on each vehicle helps track test-drives for vehicles and sales consultants. Online financing and computer-assisted document preparation ensures rapid completion of the sales transaction. Behind the scenes, CarMax’s proprietary store technology provides its management with real-time information about every aspect of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions, and sales consultant productivity.

Advanced information systems, which are a key to CarMax’s successful inventory management, provide CarMax stores with the ability to anticipate future inventory needs and manage pricing. Through this centralized system, CarMax is able to immediately integrate new stores into its store network, allowing the new stores to rapidly achieve operating efficiency. CarMax continues to enhance and refine its information systems, which it believes to be a core competitive advantage.

In addition to inventory management, the company developed the Electronic Repair Order system (“ERO”), which is used by the service department. This system drives the sequencing of reconditioning procedures. ERO reduces cycle time, provides information that will help increase quality, and reduces costs, which further enhance our customer service and profitability.

Associates

On March 31, 2004, CarMax had 7,269 hourly and salaried associates and 2,453 sales associates who worked on a commission basis. No CarMax employee is subject to a collective bargaining agreement. Additional CarMax associates are employed during peak selling seasons. At March 31, 2004, CarMax’s 52 location general managers averaged 6 years of CarMax experience and more than 11 years of prior management experience.

Training. CarMax places special emphasis on attracting, developing, and retaining qualified associates and believes that its favorable working conditions and compensation programs allow it to attract and retain highly qualified individuals in each market the company enters. The company accomplishes this through its commitment to provide exceptional training to its associates. Associates receive structured, self-paced training programs that introduce them to company policies and their specific job responsibilities through an intranet-based testing and tracking system. Most new associates are assigned mentors who provide on-the-job guidance and support. The company uses a system of off-the-shelf products in conjunction with a learning management system to author, deliver, and track training events, and to measure learner competency before and after training. The company also provides comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians, and managers. All sales consultants receive extensive customer service training both initially and on an ongoing basis. Buyers-in-training (“BIT”) undergo a 12– to 24–month apprenticeship under the tutelage of experienced buyers and each BIT appraises more than a thousand cars before making his or her first independent purchase. The company also has implemented an apprentice training program in an effort to provide a stable future supply of qualified technicians. All technicians attend in-house training programs designed to develop their skills in performing routine repair services on the diverse makes and models of vehicles CarMax sells. Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair, and maintenance techniques for those manufacturers’ vehicles. The management training program includes rotations through each functional area. CarMax opens new stores with an experienced management team drawn from existing stores to the greatest extent possible.

Governmental and Environmental Regulations

CarMax is subject to a wide range of federal, state, and local laws and regulations. These laws regulate, among other things, the manner in which CarMax conducts business, including advertising, sales, consumer lending practices, local licensing requirements, consumer protection laws, and relationships between automotive dealerships and vehicle manufacturers. State and federal regulatory agencies, such as departments of motor vehicles, OSHA (Occupational Safety and Health Administration), the EEOC (Equal Employment Opportunity Commission), and the EPA (Environmental Protection Agency), have jurisdiction over the operation of the CarMax stores. CarMax’s business also involves the use, handling, and disposal of hazardous or toxic substances, including motor oil, gasoline, transmission fluid, solvents, lubricants, and other materials. CarMax is subject to compliance with governmental and environmental regulations concerning the past and current operation and/or removal of aboveground and underground storage tanks containing these substances. CarMax believes that it does not have any material governmental or environmental liabilities and that compliance with such laws and regulations will not, individually or in the aggregate, have a material adverse effect on its results of operations or financial condition.

Item 2. Properties

Store Formats

CarMax conducts its used vehicle operations in three basic retail formats – mega, standard, and satellite superstores. However, our current growth plan calls for only the construction of standard superstores and satellite superstores. Existing standard superstores are approximately 40,000 to 60,000 square feet on 10 to 25 acres. Existing satellite superstores are approximately 10,000 to 20,000 square feet on 4 to 7 acres. Existing mega superstores are approximately 70,000 to 95,000 square feet on 20 to 35 acres.

As of March 31, 2004, CarMax’s operations were conducted in 53 retail stores. The following table summarizes the company’s retail stores by format and location as of March 31, 2004:

	Used Car Superstores			Co-Located New Car Stores(1)
	Mega	Standard	Satellite		Total
Alabama	—	1	—	—	1
California	1	1	1	1	4
Florida	3	3	1	—	7
Georgia	1	2	1	—	4
Illinois	3	1	2	—	6
Indiana	—	1	1	—	2
Kansas	—	1	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	1	1	1	4
Nevada	—	1	1	—	2
North Carolina	—	3	1	—	4
South Carolina	—	1	—	—	1
Tennessee	—	3	—	—	3
Texas	4	3	2	—	9
Virginia	—	2	—	—	2
Wisconsin	—	—	1	1	2

Total	13	25	12	3	53

(1)	Currently the company has three new car franchises that each operate in a separate retail location that are co-located with a used car superstore. The remaining nine new car franchises are integrated into a used car superstore location.

CarMax has financed the majority of its stores through sale-leaseback transactions, which are typically executed within 6 to 12 months of the store opening date. As of March 31, 2004, the company leased 48 of its 53 retail stores. The remaining five owned stores included newly opened stores in Glencoe, Ill. (Chicago); Los Angeles, Calif.; Las Vegas, Nev.; Louisville, KY.; and Indianapolis, Ind. The company also owns land associated with future year store openings. Additionally, in fiscal 2004, CarMax purchased land for its future corporate office building near Richmond, Va. Currently, CarMax leases its corporate offices, which are located near the site of the first CarMax retail store in Richmond.

CarMax operates 23 of its sales locations pursuant to various leases under which its former parent Circuit City was the original tenant and primary obligor. Circuit City had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to Circuit City as a large retailer. Circuit City has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, Circuit City remains contingently liable under the leases. In recognition of this ongoing contingent liability, CarMax made a one-time special dividend payment of $28.4 million to Circuit City on the October 1, 2002, separation date.

Expansion

CarMax has established a strong foundation for future growth based upon its unique knowledge of the used car market, its established presence in key locations, and its ability to execute its business plan in a market subject to continuous change. CarMax continues to refine its operating strategies and has emerged as the nation’s leading specialty retailer of used cars and light trucks in the United States. CarMax believes that it is well positioned to succeed in the highly competitive automotive retail industry. Specifically, CarMax has enhanced its ability to identify profitable markets, determine the appropriate store formats to fit those markets, and effectively manage pricing and inventory mix.

During the next three fiscal years, the company plans to open superstores at an annual rate of approximately 15% to 20% of its used car superstore base. CarMax plans to open 10 used car superstores in fiscal 2005, including five standard superstores and five satellite superstores. The company will enter four new mid-sized markets in fiscal 2005, including Indianapolis, Ind. (opened in March 2004); Columbia, S.C. (opened in April 2004); Austin, Tex.; and Albuquerque, N. Mex. Satellite superstore additions are planned for Winston-Salem, N.C.; Fayetteville, N.C.; Pompano Beach (Miami market), Fla.; and Richmond, Va. CarMax also plans to add a standard superstore and a satellite superstore in the Los Angeles market on sites that were land-banked when the company suspended growth in fiscal 2000.

CarMax expects mid-sized markets to provide much of its future growth in the next few years. CarMax has defined “mid-sized market” as a market with a television-viewing population of approximately 1 million to 2.5 million people. As of March 31, 2004, CarMax was present in 16 mid-sized markets. CarMax believes that more than 30 additional mid-sized markets may be suitable for its standard superstore format. CarMax believes that focusing on mid-sized markets enhances its sales growth and profitability. Compared with large, multi-store markets, site selection and real estate acquisition typically are more straightforward in mid-sized markets. Establishing consumer awareness also is more efficient in a mid-sized market because all forms of media can be used economically to achieve broad consumer reach. As a result, CarMax’s stores in mid-sized markets have proven to be the company’s most profitable markets.

In addition to entering new mid-sized markets, CarMax plans to add satellite superstores in underserved trade areas in its existing multi-store markets, which include Washington/Baltimore, Chicago, Atlanta, Dallas, Houston, Miami, Los Angeles, and Tampa. CarMax has identified approximately 15 to 20 underserved trade areas to target in these markets. The company also is testing the addition of satellite superstores in mid-sized markets to increase penetration and market share. CarMax is focusing on the addition of satellite superstores in existing markets because satellite superstores leverage existing facilities and management in those markets. Satellite superstores present the same consumer offer, including size of inventory, on one-half to one-third the acreage of a standard superstore, and satellite superstores generally require little or no incremental advertising.

Item 3. Legal Proceedings

In the normal course of business, CarMax is involved in various legal proceedings. Based upon the company’s evaluation of information currently available, it believes that the ultimate resolution of any such proceedings will not have a material adverse effect on CarMax’s financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2004.

Executive Officers of the Company

The following table identifies the executive officers of the company. The company is not aware of any family relationships among any executive officers of the company or between any executive officer and any director of the company. All executive officers are elected annually and serve for one year or until their successors are elected and qualify. The next election of officers will occur in June 2004.

Name	Age	Office
Austin Ligon	53	President, Chief Executive Officer, and Director
Keith D. Browning	51	Executive Vice President, Chief Financial Officer, and Director
Thomas J. Folliard	39	Executive Vice President, Store Operations
Michael K. Dolan	55	Senior Vice President, Chief Information Officer
Joseph S. Kunkel	41	Senior Vice President, Marketing and Strategy
Stuart A. Heaton	48	Vice President, General Counsel, and Corporate Secretary

Mr. Ligon is a co-founder of CarMax and has been integrally involved in the leadership of the business since its inception. He has been president of CarMax since 1995 and chief executive officer since the separation of the company from its former parent Circuit City on October 1, 2002. After spending 5 years at Circuit City, his last position was senior vice president-automotive. He was appointed senior vice president of corporate planning at Circuit City in 1991 and became senior vice president-automotive of Circuit City and president of CarMax in 1995. Mr. Ligon has served as a director of CarMax since January 1997.

Mr. Browning joined CarMax in 1996 as vice president and chief financial officer after spending 14 years at Circuit City, his last position being corporate controller and vice president. He has been involved in the development of accounting procedures, systems, and internal controls for CarMax since its inception. Mr. Browning was promoted to executive vice president and chief financial officer in 2001. He has served as a director of CarMax since January 1997.

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994. Mr. Folliard was promoted to vice president of merchandising of CarMax in 1996, senior vice president of store operations in July 2000, and executive vice president of store operations in April 2001. He is responsible for the design and development of the unique CarMax purchasing process, the buyer-in-training program, and the in-store wholesale auction system.

Mr. Dolan joined CarMax in 1997 as vice president and chief information officer. Mr. Dolan was named senior vice president in April 2001. Mr. Dolan had prior executive experience in information systems with H.E. Butt Grocery Company, a privately held grocery retailer, where he was vice president and chief information officer.

Mr. Kunkel joined CarMax in 1998 as vice president, marketing and strategy. Mr. Kunkel was named senior vice president in April 2001. Prior to joining CarMax, Mr. Kunkel was president of Wholesome Kidfoods, Inc., and a senior manager with McKinsey and Company.

Mr. Heaton joined CarMax in 2002 as vice president, general counsel, and corporate secretary. Prior to joining CarMax, Mr. Heaton was assistant general counsel with Lockheed Martin Corporation from 1997 to 2002, where he provided legal support for the information systems/telecommunications business area.

Part II

With the exception of the information incorporated by reference to the 2004 Annual Report to Shareholders in Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K, the company’s 2004 Annual Report to Shareholders is not to be deemed filed as a part of this report.

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections titled “Stock Information,” “Quarterly Stock Price Range,” and “Dividend Policy” on page 49 of the company’s 2004 Annual Report to Shareholders.

Item 6. Selected Financial Data

The information required by this Item is incorporated by reference to the section titled “Selected Financial Data” on page 16 of the company’s 2004 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled “Management’s Discussion and Analysis” on pages 17 through 27 of the company’s 2004 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is incorporated by reference to the sub-sections titled “Market Risk” and “Cautionary Information About Forward-Looking Statements” on pages 26 and 27 of the company’s 2004 Annual Report to Shareholders.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” and “Independent Auditors’ Report” on pages 28 through 46 of the company’s 2004 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company maintains disclosure controls and procedures (“disclosure controls”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the quarter ended February 29, 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part III

With the exception of the information incorporated by reference from the company’s Proxy Statement in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K, the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Company

The information concerning the company’s directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” appearing on pages 4 and 5 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders. The board of directors has determined that W. Robert Grafton is an audit committee financial expert in accordance with applicable Securities and Exchange Commission rules.

The information concerning the company’s executive officers required by this Item is incorporated by reference to the section in Part I hereof titled “Executive Officers of the Company” appearing on page 11 of this Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 11 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information concerning the company’s code of ethics for senior management required by this Item is incorporated by reference to the section in Part I hereof titled “Availability of Reports and Other Information” appearing on page 4 of this Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled “Compensation and Personnel Committee Report” and “Executive Compensation” (excluding the information under the heading “Nine-Year History of Options” and “Performance Graph”) appearing on pages 16 through 21 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders. Additional information required by this Item is incorporated by reference to the section titled “Director Compensation and Other Programs” on page 8 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the section titled “Share Ownership Table” on pages 10 and 11 and the section titled “Equity Compensation Plan Information” on page 18 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” appearing on page 22 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled “Auditor Information” appearing on page 13 of the company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of CarMax, Inc. and subsidiaries and the related Notes to Consolidated Financial Statements and the Independent Auditors’ Report are incorporated by reference into Item 8 of this report:

(a)	Consolidated Statements of Earnings for the fiscal years ended February 29 or 28, 2004, 2003, and 2002

(b)	Consolidated Balance Sheets at February 29 or 28, 2004 and 2003

(c)	Consolidated Statements of Cash Flows for the fiscal years ended February 29 or 28, 2004, 2003, and 2002

(d)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 29 or 28, 2004, 2003, and 2002

(e)	Notes to Consolidated Financial Statements

(f)	Independent Auditors’ Report

2.	Financial Statement Schedules. “Schedule II – Valuation and Qualifying Accounts and Reserves,” as well as the accompanying Independent Auditors’ Report on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 29 or 28, 2004, 2003, and 2002, are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this report.

(b) Reports on Form 8-K

The company furnished the following reports on Form 8-K:

(1)	Form 8-K, dated March 4, 2004, reporting under Item 12 the issuance by the company of a press release announcing the company’s fourth quarter and full year sales results.

(2)	Form 8-K, dated March 30, 2004, reporting under Item 12 the issuance by the company of a press release announcing the company’s financial results for the fourth quarter and fiscal year ended February 29, 2004.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMAX, INC.

By:	/s/ AUSTIN LIGON Austin Ligon President and Chief Executive Officer May 14, 2004	By:	/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President and Chief Financial Officer May 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ AUSTIN LIGON Austin Ligon President, Chief Executive Officer, and Director May 14, 2004	/s/ HUGH G. ROBINSON* Hugh G. Robinson Director May 14, 2004

/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President, Chief Financial Officer, and Director May 14, 2004	/s/ RICHARD L. SHARP * Richard L. Sharp Director May 14, 2004

/s/ JAMES F. CLINGMAN, JR.* James F. Clingman, Jr. Director May 14, 2004	/s/ THOMAS G. STEMBERG * Thomas G. Stemberg Director May 14, 2004

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director May 14, 2004	/s/ BETH A. STEWART* Beth A. Stewart Director May 14, 2004

/s/ W. ROBERT GRAFTON * W. Robert Grafton Director May 14, 2004	/s/ WILLIAM R. TIEFEL* William R. Tiefel Director May 14, 2004

/s/ WILLIAM S. KELLOGG * William S. Kellogg Director May 14, 2004	/s/ KIM D. ORCUTT* Kim D. Orcutt Vice President and Controller May 14, 2004

*By:	/s/ AUSTIN LIGON Austin Ligon Attorney-In-Fact

The original powers of attorney authorizing Austin Ligon and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged To Income	Charge-offs Less Recoveries	Balance at End of Year

Year ended February 28, 2002:
Allowance for doubtful accounts	$6,904	$2,067	$(4,884)	$4,087
Year ended February 28, 2003:
Allowance for doubtful accounts	$4,087	$733	$(2,730)	$2,090
Year ended February 29, 2004:
Allowance for doubtful accounts	$2,090	$2,803	$(2,744)	$2,149

Independent Auditors’ Report

To the Board of Directors and Shareholders

CarMax, Inc.:

Under the date March 30, 2004, we reported on the consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of earnings, Shareholders’ equity and cash flows for each of the years in the three-year period ended February 29, 2004, as incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related CarMax, Inc. financial statement schedule (Schedule II) as listed in Item 15(a) 2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

March 30, 2004

INDEX TO EXHIBITS

2.1	Separation Agreement, dated May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 2.1 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.3	CarMax, Inc. Bylaws, as amended and restated September 23, 2003, filed as Exhibit 3.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 15, 2003 (File No. 1-31420), is incorporated by this reference.

4.1

Rights Agreement, dated as of May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File

No. 333-85240), is incorporated by this reference.

10.1	Employment Agreement, effective March 1, 2002, between Circuit City Stores, Inc. (assigned to CarMax, Inc. in connection with the separation) and Austin Ligon, filed as Exhibit 10.4 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.*

10.2	Form of Employment Agreement between CarMax Auto Superstores, Inc. and certain executive officers, including Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed as Exhibit 10.5 to CarMax’s Registration Statement on Form S-4/A, filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.*

10.3	CarMax, Inc. Benefit Restoration Plan, filed as Exhibit 10.6 to CarMax’s Registration Statement on Form S-4/A filed May 14, 2002 (File No. 333-85240), is incorporated by this reference.*

10.4	CarMax, Inc. 2002 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 99.2 to CarMax’s Registration Statement on Form S-8 filed October 4, 2002 (FileNo. 333-100311), is incorporated by this reference.*

10.5	CarMax, Inc. 2002 Stock Incentive Plan, filed as Exhibit 99.1 to CarMax’s Registration Statement on Form S-8 filed October 4, 2002 (File No. 333-100311), is incorporated by this reference.*

10.6	CarMax, Inc. Annual Performance-Based Bonus Plan filed as Exhibit 10.9 to CarMax’s Registration Statement on Form S-4/A filed May 14, 2002 (File No. 333-85240), is incorporated by this reference.*

10.7	CarMax, Inc. 2002 Employee Stock Purchase Plan, filed as Exhibit 10.7 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference.

10.8	Amended and Restated Credit Agreement, dated as of February 10, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., Various Financial Institutions and DaimlerChrysler Services North America LLC, filed as Exhibit 10.8 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference. Certain non-material schedules and exhibits have been omitted from the agreement as filed. CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.**

10.9	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 24, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., DaimlerChrysler Services North America LLC, and Toyota Motor Credit Corporation, filed as Exhibit 10.9 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference.

10.10	Amended and Restated Security Agreement, dated as of February 10, 2003, among CarMax Auto Superstores, Inc., various other debtors, and DaimlerChrysler Services North America LLC, filed as Exhibit 10.10 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference.

10.11	Guaranty, dated May 17, 2002, executed by certain CarMax, Inc. subsidiaries in favor of DaimlerChrysler Services North America LLC, filed as Exhibit 10.13 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.*

10.12	Employee Benefits Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.4 to CarMax’s Current Report on Form 8-K filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.*

10.13

Amendment No. 1 to Transition Services Agreement dated as of August 21, 2003, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 10 to CarMax’s Quarterly Report on 10-Q, filed October 15, 2003 (File

No. 1-31420), is incorporated by this reference.

13.1	CarMax’s Annual Report to Shareholders for the fiscal year ended February 29, 2004, pages 16-46 and page 49, filed herewith.

14.1	CarMax, Inc. Code of Conduct, filed herewith. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management contracts, compensatory plans, or arrangements of the company required to be filed as an exhibit.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the company’s approval for confidential treatment of omitted information pursuant to Rule 24b-A of the Exchange Act.