Form 10-Q
period 2004-07-12
CARMAX INC
filed 2004-07-12
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 2004

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

      Yes   X                                                     No
          -----                                                      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes   X                                                     No
          -----                                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at June 30, 2004
-----------------------------                      ----------------------------
Common Stock, par value $0.50                              104,012,604


An Index is included on Page 2 and a separate Exhibit Index is included on Page 29.



                                                  CARMAX, INC. AND SUBSIDIARIES
                                                  -----------------------------

                                                        TABLE OF CONTENTS
                                                        -----------------

                                                                                                                      Page
                                                                                                                       No.
                                                                                                                       ---
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 2004 and 2003                                                          3

                     Consolidated Balance Sheets -
                     May 31, 2004, and February 29, 2004                                                               4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2004 and 2003                                                          5

                     Notes to Consolidated Financial Statements                                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         24

      Item 4.     Controls and Procedures                                                                             25


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                                   26

      Item 4.     Submission of Matters to a Vote of Security Holders                                                 26

      Item 6.     Exhibits and Reports on Form 8-K                                                                    27


SIGNATURES                                                                                                            28
----------


EXHIBIT INDEX                                                                                                         29
-------------













                                              PART I. FINANCIAL INFORMATION

                                              ITEM 1. FINANCIAL STATEMENTS



                                             CARMAX, INC. AND SUBSIDIARIES
                                             -----------------------------
                                     Consolidated Statements of Earnings (Unaudited)
                                     -----------------------------------------------
                                         (In thousands except per share data)


                                                                                   Three Months Ended May 31

                                                                          2004         %(1)           2003       %(1)
                                                                          ----         ----           ----       ----
Sales and operating revenues:
     Used vehicle sales                                              $    985,375      74.4     $   890,142      75.9
     New vehicle sales                                                    136,765      10.3         136,399      11.6
     Wholesale vehicle sales                                              156,871      11.8         100,733       8.6
     Other sales and revenues                                              45,979       3.5          45,561       3.9
                                                                     ------------------------------------------------
Net sales and operating revenues                                        1,324,990     100.0       1,172,835     100.0
Cost of sales                                                           1,157,760      87.4       1,025,064      87.4
                                                                     ------------------------------------------------
Gross profit                                                              167,230      12.6         147,771      12.6
CarMax Auto Finance income (Notes 3 and 4)                                 21,816       1.6          25,748       2.2
Selling, general, and administrative expenses                             130,688       9.9         115,553       9.9
Interest expense                                                              493         -             754       0.1
Interest income                                                                53         -             122         -
                                                                     ------------------------------------------------
Earnings before income taxes                                               57,918       4.4          57,334       4.9
Provision for income taxes                                                 22,588       1.7          22,074       1.9
                                                                     ------------------------------------------------
Net earnings                                                         $     35,330       2.7     $    35,260       3.0
                                                                     ================================================

Weighted average common shares (Note 7):
     Basic                                                                103,864                   103,156
                                                                     ============               ===========
     Diluted                                                              105,774                   104,762
                                                                     ============               ===========
Net earnings per share (Note 7):
     Basic                                                           $       0.34               $      0.34
                                                                     ============               ===========
     Diluted                                                         $       0.33               $      0.34
                                                                     ============               ===========


(1) Each percentage represents a ratio of the applicable amount to net sales and operating revenues. Percentages may not total due to rounding.

See accompanying notes to consolidated financial statements.









                                                 CARMAX, INC. AND SUBSIDIARIES
                                                 -----------------------------
                                                  Consolidated Balance Sheets
                                                  ---------------------------
                                                (In thousands except share data)


                                                                                    May 31, 2004          Feb. 29, 2004
                                                                                    ------------          -------------
                                                                                    (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents (Note 2)                                                   $     61,676          $     61,643
Accounts receivable, net                                                                   92,624                72,358
Automobile loan receivables held for sale (Note 4)                                         25,137                18,781
Retained interests in securitized receivables (Note 4)                                    126,431               145,988
Inventory                                                                                 523,666               466,061
Prepaid expenses and other current assets                                                   6,959                 8,650
                                                                                     ------------          ------------

Total current assets                                                                      836,493               773,481

Property and equipment, net                                                               267,509               244,064
Deferred income taxes                                                                           -                   185
Other assets                                                                               19,255                19,287
                                                                                     ------------          ------------

TOTAL ASSETS                                                                         $  1,123,257          $  1,037,017
                                                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                     $    156,408          $    145,517
Accrued expenses and other current liabilities                                             50,226                55,674
Accrued income taxes                                                                       21,891                 4,050
Deferred income taxes                                                                      31,957                32,711
Short-term debt                                                                            28,182                 4,446
                                                                                     ------------          ------------

Total current liabilities                                                                 288,664               242,398

Long-term debt, excluding current installments                                            100,000               100,000
Deferred revenue and other liabilities                                                     14,713                13,866
Deferred income taxes                                                                         376                     -
                                                                                     ------------          ------------

TOTAL LIABILITIES                                                                         403,753               356,264
                                                                                     ------------          ------------

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
       103,972,950 and 103,778,461 shares issued and outstanding at
       May 31, 2004, and February 29, 2004, respectively                                   51,986                51,889
Capital in excess of par value                                                            485,456               482,132
Retained earnings                                                                         182,062               146,732
                                                                                     ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                                719,504               680,753
                                                                                     ------------          ------------

Commitments and contingent liabilities (Note 6)                                                 -                     -

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  1,123,257          $  1,037,017
                                                                                     ============          ============

See accompanying notes to consolidated financial statements.




                                            CarMax, inc. and subsidiaries
                                            -----------------------------
                                  Consolidated Statements of Cash Flows (Unaudited)
                                  -------------------------------------------------
                                                   (In thousands)


                                                                                Three Months Ended May 31
                                                                              2004                    2003
                                                                          -----------             -----------
Operating Activities:
---------------------
Net earnings                                                              $   35,330              $   35,260
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                              4,282                   4,063
    Amortization of restricted stock awards                                       31                      32
    Gain on disposition of assets                                                (62)                      -
    Provision for deferred income taxes                                         (193)                 (6,974)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                  (20,266)                (17,491)
       Increase in automobile loan receivables held
         for sale                                                             (6,356)                (16,849)
       Decrease (increase) in retained interests in securitized
         receivables                                                          19,557                 (10,004)
       (Increase) decrease in inventory                                      (57,605)                 36,064
       Decrease in prepaid expenses and
         other current assets                                                  1,691                   4,172
       Decrease in other assets                                                   32                   1,423
       Increase in accounts payable, accrued
         expenses and other current liabilities,
         and accrued income taxes                                             25,336                  41,856
       Increase in deferred revenue and other liabilities                        847                   1,080
                                                                          ----------              ----------
Net cash provided by operating activities                                      2,624                  72,632
                                                                          ----------              ----------

Investing Activities:
---------------------
Purchases of property and equipment                                          (46,455)                (34,901)
Proceeds from sales of property and equipment                                 18,790                       -
                                                                          ----------              ----------
Net cash used in investing activities                                        (27,665)                (34,901)
                                                                          ----------              ----------


Financing Activities:
---------------------
Increase (decrease) in short-term debt, net                                   23,736                 (41,519)
Equity issuances, net                                                          1,338                   1,202
                                                                          ----------              ----------
Net cash provided by (used in) financing activities                           25,074                 (40,317)
                                                                          ----------              ----------

Increase (decrease) in cash and cash equivalents                                  33                  (2,586)
Cash and cash equivalents at beginning of year                                61,643                  34,615
                                                                          ----------              ----------
Cash and cash equivalents at end of period                                $   61,676              $   32,029
                                                                          ==========              ==========


See accompanying notes to consolidated financial statements.




                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Background
     ----------

     CarMax, Inc. ("CarMax" and "the company"), including its wholly owned subsidiaries, is the leading specialty retailer of used cars and light trucks in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, "no-haggle" prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles under various franchise agreements. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax Auto Finance ("CAF"), and third-party lenders;
     the sale of extended warranties; and vehicle repair service.

     CarMax was formerly a subsidiary of Circuit City Stores, Inc. ("Circuit
     City"). On October 1, 2002, the CarMax business was separated from Circuit
     City through a tax-free transaction. As a result of the separation, CarMax, Inc. became an independent, separately traded public company.

2.   Accounting Policies
     -------------------

     Principles of Consolidation. CarMax's consolidated financial statements conform to accounting principles generally accepted in the United States of America. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments necessary for a fair presentation of the interim consolidated financial statements, have been included. All significant intercompany balances and transactions have been eliminated.

     The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004. The Notes to Consolidated Financial Statements contained in the Annual Report should be read in conjunction with these consolidated financial statements.

     Cash and Cash Equivalents. Cash equivalents of $41.6 million and $48.9 million at May 31, 2004, and February 29, 2004, respectively, consisted of highly liquid debt securities with original maturities of three months or less. Included in cash equivalents at May 31, 2004, and February 29, 2004, were restricted cash deposits of $13.0 million, which were associated with certain insurance deductibles. Additional restricted cash related to securitized auto loan receivables at May 31, 2004, and February 29, 2004, was $6.8 million and $6.4 million, respectively.

     Stock-Based Compensation. The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
     Employees," and related interpretations. Under this opinion and related interpretations, compensation expense is recorded on the date of grant and amortized over the period of service only if the market value of the underlying stock on the grant date exceeds the exercise price. No stock option-based employee compensation cost is reflected in net earnings, as options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per share as if the fair-value-based method of accounting had been applied to all outstanding stock awards in each reported period:





                                                                                 Three Months Ended May 31
     (In thousands except per share data)                                          2004            2003
     ---------------------------------------------------------------------------------------------------------

     Net earnings, as reported.............................................   $   35,330         $   35,260                       .

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects........................        2,607              1,538
                                                                              --------------------------------

     Pro forma net earnings................................................   $   32,723         $   33,722
                                                                              ================================

     Earnings per share:
         Basic, as reported................................................   $     0.34         $     0.34
         Basic, pro forma..................................................   $     0.32         $     0.33

         Diluted, as reported..............................................   $     0.33         $     0.34
         Diluted, pro forma................................................   $     0.31         $     0.32

     The pro forma effect on the first quarter of fiscal 2005 may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CAF, originates automobile loans to prime-rated customers at competitive market rates of interest. The company sells substantially all of the loans it originates each month in securitization transactions as discussed in Note 4. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the company's cost of funds. A gain, recorded at the time of each securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:
                                                                                     Three Months Ended May 31
     (In millions)                                                                       2004           2003
     --------------------------------------------------------------------------------------------------------------

     Gains on sales of loans......................................................    $  15.5          $ 19.7
                                                                                      -----------------------------

     Other income:
        Servicing fee income......................................................        6.0             5.1
        Interest income...........................................................        5.0             5.1
                                                                                      -----------------------------
     Total other income...........................................................       11.0            10.2
                                                                                      -----------------------------

     Direct expenses:
        CAF payroll and fringe benefit expense....................................        2.2             1.9
        Other direct CAF expenses.................................................        2.5             2.1
                                                                                      -----------------------------
     Total direct expenses........................................................        4.7             4.1
                                                                                      -----------------------------

     CarMax Auto Finance income...................................................    $  21.8          $ 25.7
                                                                                      =============================

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

4.   Securitizations
     ---------------

     The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CAF. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to the company's assets. The company's risk is limited to the retained interests on the company's consolidated balance sheets. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

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

     The transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

                                                                                Three Months Ended May 31
     (In millions)                                                                     2004              2003
     -------------------------------------------------------------------------------------------------------------
     Net loans originated.......................................................    $  386.0         $   368.9
     Loans sold.................................................................    $  437.0         $   358.0
     Gains on sales of loans....................................................    $   15.5         $    19.7
     Gains on sales of loans as a percentage of loans sold......................         3.5%              5.5%


     Retained Interests. The company retains various interests in the automobile loan receivables that it securitizes. The retained interests, presented as current assets on the company's consolidated balance sheets, serve as a credit enhancement for the benefit of the investors in the securitized receivables. These retained interests include the present value of the expected residual cash flows generated by the securitized receivables, or "interest-only strip receivables," the restricted cash on deposit in various reserve accounts, and an undivided ownership interest in the receivables securitized through the warehouse facility and certain public securitizations, or "required excess receivables," as described below. The cash reserves and required excess receivables are generally 2% to 4% of managed receivables. The special purpose entities and the investors have no recourse to the company's assets. The company's risk is limited to the retained interests on the company's consolidated balance sheets. The fair value of the retained interests may fluctuate depending on the performance of the securitized receivables.

     The fair value of retained interests was $126.4 million as of May 31, 2004, and $146.0 million as of February 29, 2004. The retained interests had a weighted average life of 1.5 years as of May 31, 2004, and February 29, 2004. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of pre-payable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of retained interests.

     Interest-only strip receivables. Interest-only strip receivables represent
     -------------------------------
     the present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's assumptions of key factors, such as finance charge income, default rates, prepayment rates, and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy, and developments in the interest rate markets; therefore, actual performance may differ from these assumptions. Management evaluates the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

     Restricted cash. Restricted cash represents amounts on deposit in various
     ---------------
     reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released through the special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. The amount on deposit in restricted cash accounts was $29.9 million as of May 31, 2004, and $34.8 million as of February 29, 2004.

     Required excess receivables. The warehouse facility and certain public
     ---------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors.
     The required excess receivables balance represents this specified amount.
     Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. The unpaid principal balance related to the required excess receivables was $23.3 million as of May 31,
     2004, and $28.8 million as of February 29, 2004.

     Key Assumptions Used in Measuring Retained Interests and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at May 31, 2004, and a sensitivity analysis showing the hypothetical effect on the retained interests if there were unfavorable variations from the assumptions used.
     Key economic assumptions at May 31, 2004, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                              Impact on Fair                Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................         1.45%-1.55%                   $5.3                         $10.0
     Cumulative default rate................         2.00%-2.50%                   $4.2                         $ 8.4
     Annual discount rate...................             12.0%                     $2.0                         $ 4.0



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

     Cumulative default rate. Cumulative default rate or "static pool" net
     -----------------------
     losses are calculated by dividing the total projected credit losses of a pool of receivables by the original pool balance.

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

                                                                       As of May 31             As of February 29 or 28
     (In millions)                                                 2004            2003           2004            2003
     ----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $   2,283.2     $   1,960.3        $2,200.4       $1,859.1
     Loans held for sale or investment.....................          55.0            32.6            48.2           19.6
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $   2,338.2     $   1,992.9        $2,248.6       $1,878.7
                                                              ============================================================
     Accounts 31+ days past due............................   $      35.3     $      28.7        $   31.4       $   27.6
     Past due accounts as a percentage of
         ending managed receivables                                  1.51%           1.44%           1.40%          1.47%


                                                                                      Three Months Ended May 31
     (In millions)                                                                      2004             2003
     ---------------------------------------------------------------------------------------------------------------
     Average managed receivables.................................................   $   2,299.8     $   1,942.5
     Credit losses on managed receivables........................................   $       4.0     $       4.2
     Annualized credit losses as a percentage of
         average managed receivables.............................................          0.70%           0.86%


     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                                       Three Months Ended May 31
     (In millions)                                                                    2004              2003
     --------------------------------------------------------------------------------------------------------------
     o   Proceeds from new securitizations......................................   $    375.5       $    296.0
     o   Proceeds from collections reinvested in
             revolving period securitizations...................................   $    144.1       $    152.2
     o   Servicing fees received................................................   $      5.9       $      4.9
     o   Other cash flows received from retained interests:
             Interest-only strip receivables....................................   $     23.6       $     16.8
             Cash reserve releases, net.......................................     $      9.9       $      2.4




     Proceeds from new securitizations. Proceeds from new securitizations
     ---------------------------------
     represent receivables newly securitized through the warehouse facility during the period. Previously securitized receivables that are periodically refinanced through the warehouse facility or in public securitizations are not considered new securitizations for this table.

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

     Financial Covenants and Performance Triggers. Certain securitization agreements include various financial covenants and performance triggers.
     For such agreements, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates, and delinquency rates. If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the securitizations. At May 31, 2004, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the first quarter of fiscal 2005, the company entered into six 40-month amortizing interest rate swaps and one
     18-month amortizing interest rate swap with initial notional amounts totaling approximately $392.7 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $327.1 million at May 31, 2004, and $551.8 million at February 29, 2004. At May 31, 2004, the fair value of swaps was a net asset of $1.4 million, which was included in accounts receivable. At February 29, 2004, the fair value of swaps was a net liability of $2.0 million, which was included in accounts payable.

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





6.   Retirement Plans
     ----------------

     The company has a noncontributory defined benefit pension plan (the
     "pension plan") covering the majority of full-time employees. The company also has an unfunded nonqualified plan (the "restoration plan") that restores retirement benefits for certain senior executives who are affected by the Internal Revenue Code limitations on benefits provided under the pension plan. The liabilities for these plans are included in accrued expenses and other current liabilities in the consolidated balance sheets.
     The components of net pension expense were as follows:

                                                                         Three Months Ended May 31
                                                       Pension Plan          Restoration Plan               Total
                                                       ------------          ----------------         ------------------
     (In thousands)                                   2004       2003        2004        2003           2004       2003
     ----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $1,684     $1,382         $80         $58         $1,764     $1,440
     Interest cost..............................       538        420          54          32            592        452
     Expected return on plan assets.............      (352)      (223)         --          --           (352)      (223)
     Amortization of prior year
         service cost...........................         9          9          --          --              9          9
     Recognized actuarial loss..................       184        162          38          13            222        175
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $2,063     $1,750        $172        $103         $2,235     $1,853
                                                ===========================================================================

     The company contributed $1.3 million to the pension plan during the second quarter of fiscal 2005. Minimum required contributions for the remainder of fiscal 2005 are currently estimated to be $2.2 million. The company may elect to make contributions in excess of the minimum required amounts.

7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:
                                                                                         Three Months Ended May 31
     (In thousands except per share data)                                                  2004              2003
     -----------------------------------------------------------------------------------------------------------------

     Weighted average common shares...............................................        103,864           103,156
     Dilutive potential common shares:
        Options...................................................................          1,896             1,599
        Restricted stock..........................................................             14                 7
                                                                                       -------------------------------
     Weighted average common shares
        and dilutive potential common shares......................................        105,774           104,762
                                                                                       ===============================

     Net earnings available to common shareholders................................     $   35,330        $   35,260
     Basic net earnings per share.................................................     $     0.34        $     0.34
     Diluted net earnings per share...............................................     $     0.33        $     0.34

     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of May 31, 2004, options to purchase 2,116,895 shares of common stock with exercise prices ranging from $28.38 to $43.44 per share were outstanding and not included in the calculation. As of May 31, 2003, options to purchase
     1,031,827 shares with exercise prices ranging from $18.60 to $43.44 per share were outstanding and not included in the calculation.





8.   Recent Accounting Pronouncements
     --------------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") issued
     FASB Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation retains the original FIN No. 46 requirements for consolidating variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The revised interpretation adds the requirement for consolidating an entity where the equity investors' voting rights are not proportionate to their economic interests and where the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March
     15, 2004. The company has applied the revised FIN No. 46, which has not had a material impact on the company's financial position, results of operations, or cash flows.












                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


The following Management's Discussion and Analysis ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in the company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

In this discussion, "we," "our," "us," "CarMax," "CarMax, Inc.," and
"the company" refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percentages in the tables may not total due to rounding.

BUSINESS OVERVIEW

CarMax is the nation's leading specialty retailer of used vehicles. As of May
31, 2004, we operated 52 used car superstores in 25 markets, including 8 large markets and 17 mid-sized markets. We also operated 12 new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended May 31, 2004, we sold 228,407 used cars, representing
91% of the total 250,009 vehicles sold during that period.

Prior to October 1, 2002, CarMax was a wholly owned subsidiary of Circuit City
Stores, Inc. ("Circuit City"). On that date, CarMax was separated from Circuit
City through a tax-free transaction. As a result of the separation, CarMax, Inc.
became an independent, separately traded public company.

The CarMax consumer offer is unique in the auto retailing marketplace. It gives consumers a way to shop for cars the same way they shop for items at other
"big-box" retailers. Our consumer offer is structured around four core equities, including low, no-haggle prices; a broad selection; high quality; and customer-friendly service. We generate revenues, income, and cash flows by retailing used and new vehicles and associated items including vehicle financing, extended warranties, and vehicle repair service. Vehicle financing for prime rated customers is provided through CarMax Auto Finance ("CAF") and Bank of America. We provide financing for non-prime rated customers through three third-party lenders, and we periodically test additional non-prime and sub-prime lenders. Vehicles purchased through our appraisal process that do not meet our retail standards are sold at on-site wholesale auctions.

We are still at an early stage in the national rollout of our retail concept.
The primary drivers for our earnings growth will be increased vehicle unit sales from comparable stores and from new stores as we expand geographically. In fiscal 2005, we plan to open as many as ten superstores, representing an approximate 20% increase in our store base. During the quarter ended May 31, 2004, we opened three superstores.

Fiscal 2005 First Quarter Highlights
------------------------------------

In the first quarter of fiscal 2005, net sales and operating revenues increased to $1.32 billion from $1.17 billion in the first quarter of fiscal 2004 and net earnings were flat at $35.3 million, or $0.33 per share for this year's first quarter, compared with $35.3 million, or $0.34 per share, in the prior year's quarter. The 13% increase in net sales and operating revenues reflected:
 o      A 3% decline in comparable store used unit sales.
 o The sales contribution from the approximately ten new stores not yet included in the comparable store base.
 o A 56% increase in wholesale vehicle sales, driven largely by improvements in the rate of appraisal purchases completed per appraisal offers made and higher wholesale prices.



Our gross profit margin was stable at 12.6%, as improvements in used vehicle and wholesale vehicle margins were offset by declines in new vehicle and other margins. In the second quarter of fiscal 2004, we implemented a change in our appraisal cost recovery ("ACR") methodology that resulted in increased gross margins for used and wholesale vehicles and the elimination of our appraisal purchase processing fee, which previously was a component of other sales and revenues. CAF income declined 15% to $21.8 million from $25.7 million, reflecting the anticipated impact of our funding costs rising more rapidly than rates charged to consumers. Selling, general, and administrative expenses as a percentage of sales (the "SG&A ratio") was 9.9% in the first quarter of fiscal
2005, consistent with last year, despite the deleveraging effect of the comparable store used unit sales decline. The quarter benefited from shifts in the timing of certain planned spending; however, we expect to incur a portion of these expenses during the balance of the year.

Net cash provided by operations was $2.6 million in the current quarter compared with $72.6 million in the first quarter of last year. The decline related primarily to changes in inventory. In the first quarter of this year, inventories increased modestly more than normal, reflecting the slower-than-expected used vehicle sales. In last year's first quarter, a higher-than-normal inventory balance at the beginning of the year contributed to a decrease in inventories by the end of the quarter despite new store openings and the normal seasonal inventory build. During the first quarter of fiscal
2005, we completed a public securitization of CAF receivables totaling $600 million and the sale-leaseback of one store for proceeds of approximately $19 million.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in Management's
Discussion and Analysis of Financial Condition and Results of Operations regarding the company's future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Such forward-looking statements are based upon management's current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For more details on factors that could affect expectations, see the company's Annual Report on Form 10-K for the fiscal year ended February
29, 2004, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see "Critical Accounting
Policies" in Management's Discussion and Analysis included in the CarMax, Inc.
2004 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2004. These policies relate to the calculation of the fair value of retained interests in securitization transactions, revenue recognition, income taxes, the defined benefit retirement plan, and insurance liabilities.

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





Net Sales and Operating Revenues
--------------------------------

Total sales for the first quarter of fiscal 2005 increased 13% to $1.32 billion from $1.17 billion in last year's first quarter.

                                                                          Three Months Ended May 31
(In millions)                                                      2004         %         2003           %
------------------------------------------------------------------------------------------------------------
Used vehicle sales........................................    $     985.4      74.4     $  890.1        75.9
New vehicle sales.........................................          136.8      10.3        136.4        11.6
                                                              ----------------------------------------------
Total retail vehicle sales................................        1,122.1      84.7      1,026.5        87.5

Wholesale vehicle sales...................................          156.9      11.8        100.7         8.6

Other sales and revenues:
   Extended warranty revenues.............................           21.1      1.6          19.9         1.7
   Service department sales...............................           20.4      1.5          16.4         1.4
   Third-party finance fees...............................            4.5      0.3           4.8         0.4
   Appraisal purchase processing fees.....................            -        -             4.4         0.4
                                                              ----------------------------------------------
Total other sales and revenues............................           46.0      3.5          45.6         3.9
                                                              ----------------------------------------------

Total net sales and operating revenues....................    $   1,325.0    100.0      $1,172.8       100.0
                                                              ==============================================


Total Retail Vehicle Sales. Total retail vehicle sales increased 9% in the first
--------------------------
quarter of fiscal 2005 to $1.12 billion. The overall increase in retail vehicle sales primarily reflects the addition of 12 used car superstores since the beginning of fiscal 2004, including a replacement store in Los Angeles. The decrease in used car vehicle sales as a percentage of net sales and operating revenues reflects the 3% decrease in used unit comparable store sales and the strong increase in wholesale sales. New car vehicle sales were flat, as comparable store sales growth was offset by the impact of our disposal of four new car franchises in fiscal 2004.

Total retail vehicle unit and dollar changes for the first quarter of fiscal
2005 and 2004 were as follows:

                                                                     Three Months Ended May 31
                                                                      2004                2003
                                                                  --------------------------------
Vehicle units:
     Used vehicles................................................      7 %                23%
     New vehicles.................................................     (1)%                 3%
Total ............................................................      7 %                21%

Vehicle dollars:
     Used vehicles................................................     11 %                21%
     New vehicles.................................................      0 %                 3%
Total ............................................................      9 %                18%




Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store retail sales in the store's fourteenth full month of operation. Comparable store retail unit and dollar sales changes for the first quarter ended 2005 and 2004 were as follows:

                                                                     Three Months Ended May 31
                                                                      2004                2003
                                                                  --------------------------------
Vehicle units:
     Used vehicles................................................     (3)%                10%
     New vehicles.................................................     11 %                 3%
Total ............................................................     (2)%                 9%

Vehicle dollars:
     Used vehicles................................................      0 %                 9%
     New vehicles.................................................     12 %                 3%
Total ............................................................      2 %                 8%


We experienced considerable volatility in our used car sales in the first quarter, particularly in April and May. The decrease in comparable store used units in the first quarter of fiscal 2005 reflects the overall softness in customer traffic we experienced broadly across our store base. Some of the factors that may have contributed to the softer retail sales were higher gasoline prices, an increase in mortgage interest rates reducing cash available for big-ticket purchases from refinancings, seasonally stronger wholesale vehicle prices, and short-term disruptions from new car manufacturers' incentives. The company's new car sales performance for our continuing franchises was at or above industry performance for the brands we sell.

Wholesale Vehicle Sales. The first quarter increase in wholesale vehicle sales
-----------------------
was due in large part to enhancements to our systems support for buyers and the processes that our sales consultants use to deliver appraisals to customers. We believe that these enhancements have contributed to the continuing increase in our rate of appraisal purchases completed per appraisal offers made.
Additionally, the expansion of the company's store base, a rising wholesale pricing environment, and a calendar shift that resulted in an additional day of wholesale auctions at several stores added to the wholesale vehicle sales increase.

Other Sales and Revenues. Other sales and revenues include extended warranty
------------------------
revenues, service department sales, third-party finance fees, and, through the second quarter of fiscal 2004, appraisal purchase processing fees collected from customers on the purchase of their vehicles.

Appraisal purchase processing fees were designed to cover some of the costs of our appraisal and wholesale operations. During the first quarter of fiscal 2004, we tested an alternative method for recovering these costs, and during the second quarter the appraisal purchase processing fees were discontinued across our entire store base. Under the revised ACR method, instead of charging the customer the appraisal purchase processing fee, we adjust the price of our purchase offer to allow for full recovery of our costs, thereby reducing the acquisition costs of used and wholesale vehicles and increasing used vehicle and wholesale vehicle gross margins. The intent of changing to this method is to recover all costs, including the related costs of land where we hold vehicles before their sale at the wholesale auctions.

Overall, other sales and revenues were flat as growth in service and extended warranty revenues were offset by last year's ACR change. Service and extended warranty revenues benefited from the growth in the store base and the increase in retail vehicle sales. Third-party finance fees increased as a result of the growth in sales during the quarter, but were reduced by discounts associated with a subprime lender test.





Supplemental information related to vehicle sales follows:

Retail Unit Sales
-----------------
                                                                            Three Months Ended May 31
                                                                           2004                  2003
                                                                        ----------------------------------
Used vehicles.....................................................         62,353               58,045
New vehicles......................................................          5,844                5,883
                                                                        ----------------------------------
Total ............................................................         68,197               63,928
                                                                        ==================================


Average Retail Selling Prices
-----------------------------
                                                                            Three Months Ended May 31
                                                                           2004                  2003
                                                                        ----------------------------------
Used vehicles.....................................................        $15,663              $15,266
New vehicles......................................................        $23,224              $23,063
Total vehicles....................................................        $16,311              $15,983


Retail Vehicle Sales Mix
------------------------
                                                                            Three Months Ended May 31
                                                                           2004                  2003
                                                                         ---------------------------------
Vehicle units:
      Used vehicles...............................................          91%                   91%
      New vehicles................................................           9                     9
                                                                         ---------------------------------
Total ............................................................         100%                  100%
                                                                        ===================================

Vehicle dollars:
      Used vehicles...............................................          88%                   87%
      New vehicles................................................          12                    13
                                                                         ---------------------------------
Total.............................................................         100%                  100%
                                                                         =================================


Retail  Stores.  In the first quarter of fiscal 2005,  CarMax opened three  standard-sized  superstores,  entering the
--------------
Indianapolis,  Ind.,  and  Columbia,  S.C.,  markets,  and adding a third  superstore  in the Los Angeles  market.  In addition, CarMax opened a satellite superstore in Winston-Salem, N.C. in June.

The following tables provide detail on the CarMax retail stores and new car franchises:

                                             Estimate
    Store Mix                              Feb. 28, 2005          May 31, 2004          Feb. 29, 2004        May 31, 2003
--------------------------------------------------------------------------------------------------------------------------
Mega superstores(1)..........................    13                    13                     13                   13
Standard superstores(2)......................    29                    27                     24                   21
Satellite superstores(3).....................    17                    12                     12                    8
Co-located new car stores....................     3                     3                      3                    2
Stand-alone new car stores...................     0                     0                      0                    2
                                                --------------------------------------------------------------------------
Total........................................    62                    55                     52                   46
                                                ==========================================================================


(1) 70,000 to 95,000 square feet on 20 to 35 acres
(2) 40,000 to 60,000 square feet on 10 to 25 acres
(3) 10,000 to 20,000 square feet on 4 to 7 acres






                                              Estimate
         New Car Franchises                 Feb. 29, 2005          May 31, 2004          Feb. 29, 2004          May 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
Integrated/co-located
     new car franchises......................     7                    12                     12                    14
Stand-alone new car franchises...............     0                     0                      0                     2
                                                -----------------------------------------------------------------------------
Total........................................     7                    12                     12                    16
                                                =============================================================================


Gross Profit Margin
-------------------

The total gross profit margin was 12.6% of sales in the first quarter of fiscal
2005 and the first quarter of fiscal 2004.

                                                                            Three Months Ended May 31
                                                                         2004                    2003
                                                                    %(1)    $ per unit(2)   %(1)     $ per unit(2)
                                                                  ---------------------------------------------
Used vehicle gross profit margin............................        11.8       1,864        11.1         1,699
New vehicle gross profit margin.............................         3.5         828         3.7           861
                                                                  ---------------------------------------------
Total retail vehicle gross profit margin....................        10.8       1,775        10.1         1,622

Wholesale vehicle gross profit margin.......................        11.6         439         9.5           332

Other gross profit margin...................................        61.0         412        75.8           540
                                                                  ---------------------------------------------

Total gross profit margin...................................        12.6       2,452        12.6         2,312
                                                                  =============================================

(1) Calculated as a percentage of its respective sales or revenue.
(2) Calculated as category gross profit dollars divided by the respective units sold, except the other and total categories, which are divided by retail units sold.


Used Vehicle Gross Profit Margin. Used vehicle profit margin per unit increased
--------------------------------
in the first quarter of fiscal 2005 as a result of the change in the ACR methodology that we made beginning in the second quarter of fiscal 2004, which decreased the acquisition cost of used vehicles purchased directly from consumers. Absent the ACR change, the first quarter 2005 gross margin per used unit would have been flat with last year's first quarter.

New Vehicle Gross Profit Margin. New vehicle profit margin per unit decreased
-------------------------------
slightly as a result of the heightened competitive market with strong manufacturers' incentives.

Wholesale Vehicle Gross Profit Margin. In first quarter fiscal 2005, the
-------------------------------------
wholesale vehicle gross profit margin per unit increased primarily due to the implementation of our new ACR methodology discussed previously, as well as somewhat higher seasonal wholesale pricing during the quarter. Under the new ACR methodology, the acquisition cost of wholesale vehicles decreased resulting in higher wholesale gross margins.

Other Gross Profit Margin. The decrease in other gross profit margin was
-------------------------
primarily due to the elimination of the appraisal purchase processing fee.


CarMax Auto Finance Income
--------------------------

CAF's lending business is limited to providing prime auto loans for our used and new car sales. Because the purchase of an automobile is traditionally reliant on the consumer's ability to obtain on-the-spot financing, it is important to our business that such financing be available to creditworthy customers. While financing can also be obtained from third-party sources, we are concerned that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders. CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party finance sources.

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

For first quarter of fiscal 2005 and 2004, CarMax Auto Finance income was as follows:

                                                                                Three Months Ended May 31
(In millions)                                                          2004        %            2003             %
--------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)......................................  $    15.5       3.5       $   19.7             5.5
                                                                  --------------------------------------------------

Other income: (2)
     Servicing fee income.......................................        6.0       1.0            5.1             1.1
     Interest income............................................        5.0       0.9            5.1             1.1
                                                                  --------------------------------------------------
Total other income..............................................       11.0       1.9           10.2             2.1
                                                                  --------------------------------------------------

Direct expenses: (2)
     CAF payroll and fringe benefit expense.....................        2.2       0.4            1.9             0.4
     Other direct CAF expenses..................................        2.5       0.4            2.1             0.4
                                                                  --------------------------------------------------
Total direct expenses...........................................        4.7       0.8            4.1             0.8
                                                                  --------------------------------------------------

CarMax Auto Finance income (3)..................................  $    21.8       1.6       $   25.7             2.2
                                                                  ==================================================

Loans sold......................................................  $      437.0              $    358.0
Average managed receivables.....................................  $    2,299.8              $  1,942.5
Net sales and operating revenues................................  $    1,325.0              $  1,172.8
Ending managed receivable balance...............................  $    2,338.2              $  1,992.9

Percent columns indicate:
(1) Percent of loans sold
(2) Annualized percent of averaged managed receivables
(3) Percent of net sales and operating revenues

CAF originates automobile loans to CarMax customers at competitive market rates of interest. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the cost of funds.
Substantially all of the loans originated by CAF each month are sold in securitization transactions as described in Note 4 of the Notes to Consolidated Financial Statements. A gain, recorded at the time of the securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

CarMax Auto Finance income for the first quarter of fiscal 2005 decreased 15% to $21.8 million from $25.7 million in last year's first quarter. The decrease resulted from a return to more normal spread levels as CAF's cost of funds increased more rapidly than consumer loan rates. Included in CAF income was the favorable impact of the repurchase of the receivables related to the 2001-1 securitization. Gains on sales of loans were 3.5% of loans sold for the first quarter of fiscal 2005 while gains on loans originated and sold during the quarter were 3.8%.

In May, CAF exercised its option to repurchase the receivables related to the 2001-1 securitization and sold them into the warehouse facility. These loans carry relatively high interest rates as they were originated over three years ago when consumer interest rates were higher than they are today. The high interest rates combined with a relatively low short-term funding cost resulted in an earnings benefit of approximately 1 cent per share when the remaining loans were sold into the warehouse facility. However, the gain on the sale of these loans reduced the overall gain percentage for the quarter as the short remaining term of the loans results in lower net cash flows as compared with newly-originated loans.

The change in other income and other direct expenses was proportionate to the change in managed receivables.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is shown in the following tables:

                                                                      As of May 31                As of February 29 or 28
(In millions)                                                      2004            2003             2004           2003
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................   $   2,283.2     $   1,960.3      $   2,200.4    $   1,859.1
Loans held for sale or investment..........................          55.0            32.6             48.2           19.6
                                                              ------------------------------------------------------------
Ending managed receivables.................................   $   2,338.2     $   1,992.9      $   2,248.6    $   1,878.7
                                                              =============================================================
Accounts 31+ days past due.................................   $      35.3     $      28.7      $      31.4    $      27.6
Past due accounts as a percentage of
     ending managed receivables............................          1.51%           1.44%            1.40%          1.47%


                                                                                     Three Months Ended May 31

(In millions)                                                                       2004                  2003
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables..............................................       $   2,299.8            $   1,942.5
Credit losses on managed receivables.....................................       $       4.0            $       4.2
Annualized credit losses as a percentage of
         average managed receivables.....................................              0.70%                  0.86%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interests, earnings could be impacted. Annualized losses as a percentage of average managed receivables decreased in the first quarter compared to the same period in fiscal 2004. This change reflects both a decrease in the rate of defaults as well as an increase in recovery rates.

Selling, General and Administrative Expenses
--------------------------------------------

Despite the deleveraging impact of negative used unit comparable sales, the SG&A ratio was 9.9% of net sales and operating revenues in the first quarters of fiscal 2005 and fiscal 2004. The first quarter of fiscal 2005 benefited from shifts in the timing of certain planned spending, such as relocation expense and other expenses associated with our store growth. We expect to incur a portion of these expenses during the balance of the year. Additionally, the SG&A ratio reflects the substantial increase in wholesale vehicle sales, which have lower selling costs than retail vehicle sales.

Income Taxes
------------

The effective income tax rate was 39.0% in the first quarter of fiscal 2005 and 38.5% in the first quarter of fiscal 2004. The increase resulted from geographic expansion into states with higher tax rates, including having a larger percentage of stores located in unitary tax states.

Operations Outlook
------------------

In addition to the three standard-sized superstores and one satellite superstore opened thus far in fiscal 2005, we plan to open approximately two standard superstores and three to four satellite superstores during the balance of the fiscal year, bringing total fiscal 2005 store openings to approximately nine to ten.



During fiscal 2005, we still plan to sell our Ford Franchise in Kenosha, Wis., and we plan to sell or return our remaining four Mitsubishi new car franchises.
The sale or return of integrated new car franchises will create more space for used car sales expansion, which is more profitable for us.

Comparable store used unit sales growth is a primary driver of CarMax's profitability. We anticipate used vehicle unit comparable sales in the range of -5% to +1% for the second quarter and net earnings per share for the second quarter in the range of 30 cents to 35 cents. We have chosen to provide significantly wider ranges for the second quarter's comparable unit performance and EPS expectations because the sales volatility we continue to experience is making forecasting more difficult than usual. We have also chosen not to provide our outlook for the second half of the fiscal year until we see a more consistent trend that would allow us to issue an updated forecast.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first three months of fiscal 2005, CarMax
--------------------
generated cash from operating activities of $2.6 million. In the same period last year, CarMax generated cash from operating activities of $72.6 million. The fiscal 2005 change primarily resulted from an increase in inventory offset by a decrease in retained interests in securitized receivables. Our inventory balance at the end of the first quarter of fiscal 2005 increased due to the growth of our store base and normal seasonal build. In addition, inventory at the end of the quarter was modestly higher than planned due to lower than expected sales during the quarter. A decrease in inventory during last year's first quarter resulted from a higher-than-normal inventory balance at the beginning of the quarter and a return to more normal levels by the end of the quarter. The decrease in retained interests was due to a decrease in gain on sale spreads, reserve requirements, and required sellers interest.

Investing Activities. Net cash used in investing activities was $27.7 million in
--------------------
the three months ended May 31, 2004, compared with $34.9 million in the first three months of last fiscal year. Capital expenditures were $46.5 million and
$34.9 million for the three months ended May 31, 2004 and 2003, respectively.
The increase in capital expenditures reflects the increase in our store base associated with our growth plan.

In the first quarter of fiscal 2005, the company generated net proceeds from sales of property and equipment of $18.8 million primarily due to a sale-leaseback transaction involving one property. This transaction was structured as an operating lease with an initial lease term of 20 years with four, five-year renewal options.

Financing Activities. Net cash provided by financing activities was $25.1
--------------------
million in the first three months of fiscal 2005, compared with net cash used of
$40.3 million in the first three months of last fiscal year. In the first three months of fiscal 2005, we increased total outstanding debt by $23.7 million. In the first three months of fiscal 2004, we used cash generated from operations to reduce total outstanding debt by $41.5 million.

The aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements, totaled $2.28 billion at May 31, 2004, and
$1.96 billion at May 31, 2003. During the first quarter of fiscal 2005, the company completed a public securitization of automobile loan receivables. The total value of the automobile loan receivables securitized through this public offering was $600 million. At May 31, 2004, the warehouse facility limit was


$825 million and unused warehouse capacity totaled $497 million. In June 2004, the warehouse facility was renewed and the expiration date was extended to June
2005. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

The company maintains a $300 million credit facility secured by vehicle inventory. As of May 31, 2004, the amount outstanding under this credit facility was $128.2 million, with the remainder fully available to the company. This facility expires in May 2006.

We expect that proceeds from securitization transactions; sale-leaseback transactions; current and, if needed, additional credit facilities; and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.

























                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Market Risk

Automobile Installment Loan Receivables. At May 31, 2004, and February 29, 2004,
---------------------------------------
all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 5 of the Notes to Consolidated Financial Statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of May 31, 2004, and February 29, 2004, was as follows:


(In millions)                                            May 31              February 29
-----------------------------------------------------------------------------------------

Fixed-rate securitizations.......................   $   1,955.2             $   1,647.9
Floating-rate securitizations
     synthetically altered to fixed..............         327.1                   551.8
Floating-rate securitizations....................           0.9                     0.7
Held for investment (1)..........................          29.9                    29.4
Held for sale (2)................................          25.1                    18.8
                                                    ---------------------------------------
Total............................................   $   2,338.2             $   2,248.6
                                                    =======================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest
----------------------
rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material effect on our first quarter fiscal 2005 results of operations or cash flows.








                                     ITEM 4.


                             CONTROLS AND PROCEDURES
                             -----------------------

The company maintains disclosure controls and procedures ("disclosure controls") that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the U.S.
Securities and Exchange Commission's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer ("CEO") and the chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended May 31, 2004, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
















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

Item 4.       Submission of Matters to a Vote of Security Holders

             (a)      The annual meeting of the company's shareholders was held
                      June 29, 2004.

             (b) At the annual meeting, the shareholders of the company elected Keith D. Browning, James F. Clingman, Jr., Hugh G.
                      Robinson, Richard L. Sharp, and Thomas G. Stemberg as directors for three-year terms. The elections were approved by the following votes:

                                                        Votes                  Votes
                      Directors                          For                 Withheld
                      ------------------------------------------------------------------

                      Keith D. Browning              96,808,654              1,395,052

                      James F. Clingman, Jr.         96,910,418              1,293,288

                      Hugh G. Robinson               96,496,816              1,706,890

                      Richard L. Sharp               97,967,321                236,385

                      Thomas G. Stemberg             96,823,084              1,380,622
                      ------------------------------------------------------------------

                      The following directors had terms of office that did not expire at the 2004 annual meeting:

                      Jeffrey E. Garten
                      W. Robert Grafton
                      William S. Kellogg
                      Austin Ligon
                      Beth A. Stewart
                      William R. Tiefel

             (c) At the annual meeting, the shareholders approved an amendment to the CarMax, Inc. 2002 Employee Stock Purchase
                      Plan. The results of the voting were as follows:

                          Votes           Votes                           Broker
                           For           Against       Abstentions       Non-Votes
                      ------------------------------------------------------------
                        70,054,152       688,084         206,617        27,254,853


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

                        3.2 CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax's Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), incorporated herein by this reference.

                        3.3 CarMax, Inc. Bylaws, as amended and restated June 29, 2004, filed herewith.

                       10.1 CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 29, 2004, filed herewith.

                       10.2 CarMax, Inc. Benefit Restoration Plan, as amended and restated January 19, 2004, filed herewith.

                       31.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

                       31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

                       32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

                       32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

             (b)        Reports on Form 8-K

                        The company filed a report on Form 8-K pursuant to Items 5 and 7 on May 12, 2004. During the first quarter, the company also furnished reports on Form 8-K pursuant to
                        Item 12 on March 4, 2004, and March 30, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CARMAX, INC.


                                     By:    /s/  Austin Ligon
                                           -------------------------------------
                                           Austin Ligon
                                           President and
                                           Chief Executive Officer



                                     By:    /s/  Keith D. Browning
                                           -------------------------------------
                                           Keith D. Browning
                                           Executive Vice President and
                                           Chief Financial Officer

July 12, 2004

                                  EXHIBIT INDEX
                                  -------------


 3.3 CarMax, Inc. Bylaws, as amended and restated June 29, 2004, filed herewith.

10.1 CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 29, 2004, filed herewith.

10.2 CarMax, Inc. Benefit Restoration Plan, as amended and restated January 19, 2004, filed herewith.

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