Form 10-Q
period 2004-10-08
CARMAX INC
filed 2004-10-12
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended August 31, 2004

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

                  Yes   X                               No
                      -----                                ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes   X                               No
                      -----                                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at September 30, 2004
    -----------------------------            ---------------------------------
    Common Stock, par value $0.50                       104,084,074


An Index is included on Page 2 and a separate Exhibit Index is included on Page 28.


                                                     CARMAX, INC. AND SUBSIDIARIES

                                                           TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                       No.
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2004 and 2003                                        3

                     Consolidated Balance Sheets -
                     August 31, 2004, and February 29, 2004                                                            4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2004 and 2003                                                         5

                     Notes to Consolidated Financial Statements                                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                           14

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                         24

      Item 4.     Controls and Procedures                                                                             25


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                                   26

      Item 4.     Submission of Matters to a Vote of Security Holders                                                 26

      Item 6.     Exhibits                                                                                            26


SIGNATURES                                                                                                            27
----------


EXHIBIT INDEX                                                                                                         28
-------------





                                                    PART I. FINANCIAL INFORMATION
                                                     ITEM 1. FINANCIAL STATEMENTS


                                                    CARMAX, INC. AND SUBSIDIARIES
                                                    -----------------------------
                                          Consolidated Statements of Earnings (Unaudited)
                                          -----------------------------------------------
                                                (In thousands except per share data)


                                                       Three Months Ended                            Six Months Ended
                                                            August 31                                    August 31
                                            ----------------------------------------   -----------------------------------------
                                                2004     %(1)       2003     %(1)           2004     %(1)        2003     %(1)
                                               ------  -------    -------  -------        -------  -------     -------  -------

Sales and operating revenues:
    Used vehicle sales                    $   987,359    74.6  $   938,726    75.9      $1,972,734    74.5   $1,828,868    75.9
    New vehicle sales                         137,516    10.4      139,600    11.3         274,281    10.4      275,999    11.5
    Wholesale vehicle sales                   152,118    11.5      112,995     9.1         308,989    11.7      213,728     8.9
    Other sales and revenues                   46,514     3.5       45,136     3.7          92,493     3.5       90,697     3.8
                                          ----------------------------------------     ----------------------------------------
Net sales and operating revenues            1,323,507   100.0    1,236,457   100.0       2,648,497   100.0    2,409,292   100.0
Cost of sales                               1,160,307    87.7    1,073,352    86.8       2,318,067    87.5    2,098,416    87.1
                                          ----------------------------------------     ----------------------------------------
Gross profit                                  163,200    12.3      163,105    13.2         330,430    12.5      310,876    12.9
CarMax Auto Finance income
    (Notes 3 and 4)                            20,744     1.6       22,677     1.8          42,560     1.6       48,425     2.0
Selling, general, and administrative
    expenses                                  134,726    10.2      120,714     9.8         265,414    10.0      236,267     9.8
Loss on franchise dispositions, net                11      --          460      --              11      --          460      --
Interest expense                                  324      --          383      --             817      --        1,137      --
Interest income                                    66      --          182      --             119      --          304      --
                                          ----------------------------------------     ----------------------------------------
Earnings before income taxes                   48,949     3.7       64,407     5.2         106,867     4.0      121,741     5.1
Provision for income taxes                     19,090     1.4       24,797     2.0          41,678     1.6       46,870     1.9
                                          ----------------------------------------     ----------------------------------------
Net earnings                              $    29,859     2.3  $    39,610     3.2     $    65,189     2.5  $    74,871     3.1
                                          ========================================     ========================================

Weighted average common
   shares (Note 7):
    Basic                                     104,002              103,484                 103,933              103,320
                                          ===========          ===========             ===========          ===========
    Diluted                                   105,512              105,864                 105,643              105,313
                                          ===========          ===========             ===========          ===========
Net earnings per share (Note 7):
    Basic                                 $      0.29          $      0.38             $      0.63          $      0.72
                                          ===========          ===========             ===========          ===========
    Diluted                               $      0.28          $      0.37             $      0.62          $      0.71
                                          ===========          ===========             ===========          ===========


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





                                                     CARMAX, INC. AND SUBSIDIARIES
                                                     -----------------------------
                                                      Consolidated Balance Sheets
                                                      ---------------------------
                                                   (In thousands except share data)



                                                                     August 31, 2004               February 29, 2004
                                                                     ---------------               -----------------
ASSETS                                                                 (unaudited)
------
Current assets:
Cash and cash equivalents (Note 2)                                   $     56,607                   $     61,643
Accounts receivable, net                                                   69,795                         72,358
Automobile loan receivables held for sale (Note 4)                          3,164                         18,781
Retained interests in securitized receivables (Note 4)                    139,525                        145,988
Inventory                                                                 492,011                        466,061
Prepaid expenses and other current assets                                   5,473                          8,650
                                                                     ------------                   ------------

Total current assets                                                      766,575                        773,481

Property and equipment, net                                               310,268                        244,064
Deferred income taxes                                                       1,635                            185
Other assets                                                               19,216                         19,287
                                                                     ------------                   ------------

TOTAL ASSETS                                                         $  1,097,694                   $  1,037,017
                                                                     ============                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                     $    131,495                   $    145,517
Accrued expenses and other current liabilities                             59,691                         55,674
Accrued income taxes                                                        2,676                          4,050
Deferred income taxes                                                      33,556                         32,711
Short-term debt                                                             4,644                          4,446
                                                                     ------------                   ------------

Total current liabilities                                                 232,062                        242,398

Long-term debt, excluding current installments                            100,000                        100,000
Deferred revenue and other liabilities                                     15,179                         13,866
                                                                     ------------                   ------------

TOTAL LIABILITIES                                                         347,241                        356,264
                                                                     ------------                   ------------

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
     104,060,497 and 103,778,461 shares issued and outstanding
     at August 31, 2004, and February 29, 2004, respectively               52,030                         51,889
Capital in excess of par value                                            486,502                        482,132
Retained earnings                                                         211,921                        146,732
                                                                     ------------                   ------------

TOTAL SHAREHOLDERS' EQUITY                                                750,453                        680,753
                                                                     ------------                   ------------

Commitments and contingent liabilities (Note 6)                                --                             --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  1,097,694                   $  1,037,017
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



                                                    CARMAX, INC. AND SUBSIDIARIES
                                                    -----------------------------
                                          Consolidated Statements of Cash Flows (Unaudited)
                                          -------------------------------------------------
                                                           (In thousands)


                                                                                                Six Months Ended
                                                                                                    August 31
                                                                                            2004                 2003
                                                                                        -----------          -----------
Operating Activities:
---------------------
Net earnings                                                                            $   65,189           $   74,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                            8,844                8,373
    Amortization of restricted stock awards                                                     51                   65
    (Gain) loss on disposition of assets                                                       (83)                 475
    Provision for deferred income taxes                                                       (605)              (8,120)
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                                       2,563              (14,559)
       Decrease (increase) in automobile loan receivables held for sale                     15,617              (16,823)
       Decrease (increase) in retained interests in securitized receivables                  6,463              (13,026)
       (Increase) decrease in inventory                                                    (25,950)              56,973
       Decrease in prepaid expenses and other current assets                                 3,177                1,469
       Decrease in other assets                                                                 71                  772
       (Decrease) increase in accounts payable, accrued expenses
         and other current liabilities, and accrued income taxes                            (8,926)              25,480
       Increase in deferred revenue and other liabilities                                    1,313                2,017
                                                                                        ----------           ----------
Net cash provided by operating activities                                                   67,724              117,967
                                                                                        ----------           ----------

Investing Activities:
---------------------
Purchases of property and equipment                                                       (118,624)             (82,662)
Proceeds from sales of property and equipment                                               43,659               24,910
                                                                                        ----------           ----------
Net cash used in investing activities                                                      (74,965)             (57,752)
                                                                                        ----------           ----------

Financing Activities:
---------------------
Increase (decrease) in short-term debt, net                                                    198              (52,698)
Equity issuances, net                                                                        2,007                3,196
                                                                                        ----------           ----------
Net cash provided by (used in) financing activities                                          2,205              (49,502)
                                                                                        ----------           ----------

(Decrease) increase in cash and cash equivalents                                            (5,036)              10,713
Cash and cash equivalents at beginning of year                                              61,643               34,615
                                                                                        ----------           ----------
Cash and cash equivalents at end of period                                              $   56,607           $   45,328
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




                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Background
     ----------

     CarMax, Inc. ("CarMax" and "the company"), including its wholly owned subsidiaries, is the leading specialty retailer of used cars and light trucks in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, "no-haggle" prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles in certain locations. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax
     Auto Finance ("CAF"), and third-party lenders; the sale of extended warranties; and vehicle repair service.

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

     The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (the "Annual
     Report"). The Notes to Consolidated Financial Statements contained in the
     Annual Report should be read in conjunction with these consolidated financial statements.

     Cash and Cash Equivalents. Cash equivalents of $40.3 million and $48.9 million at August 31, 2004, and February 29, 2004, respectively, consisted of highly liquid debt securities with original maturities of three months or less. Included in cash equivalents at August 31, 2004, and February 29, 2004, were restricted cash deposits of $13.0 million, which were associated with certain insurance deductibles. Additional restricted cash related to securitized auto loan receivables at August 31, 2004, and February 29, 2004, was $4.4 million and $6.4 million, respectively.

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



                                                                          Three Months Ended              Six Months Ended
                                                                               August 31                      August 31
     (In thousands except per share data)                                 2004          2003             2004          2003
     -------------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported .......................................  $29,859       $39,610          $65,189       $74,871

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects ..................    3,046         1,717            5,653         3,255
                                                                        ---------------------         ----------------------

     Pro forma net earnings ..........................................  $26,813       $37,893          $59,536       $71,616
                                                                        ---------------------         ----------------------

     Earnings per share:
         Basic, as reported..........................................   $  0.29       $  0.38          $  0.63       $  0.72
         Basic, pro forma............................................   $  0.26       $  0.37          $  0.57       $  0.69

         Diluted, as reported........................................   $  0.28       $  0.37          $  0.62       $  0.71
         Diluted, pro forma..........................................   $  0.25       $  0.36          $  0.56       $  0.68

     The pro forma effect on the second quarter and the first six months of fiscal 2005 may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CAF, originates automobile loans to prime-rated customers at competitive market rates of interest. Throughout each month, the company sells substantially all of the loans it originates in securitization transactions as discussed in Note 4. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the company's cost of funds. A gain, recorded at the time of each securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:
                                                                  Three Months Ended                  Six Months Ended
                                                                        August 31                         August 31
     (In millions)                                                   2004       2003                 2004          2003
     --------------------------------------------------------------------------------------------------------------------

     Gains on sales of loans.................................    $  14.9      $  18.3              $  30.5       $ 37.9
                                                                 --------------------              --------------------

     Other income:
        Servicing fee income.................................        6.1          5.4                 12.1         10.5
        Interest income......................................        4.4          3.9                  9.4          9.1
                                                                 --------------------              --------------------
     Total other income......................................       10.5          9.4                 21.5         19.5
                                                                 --------------------              --------------------

     Direct expenses:
        CAF payroll and fringe benefit expense...............        2.3          2.0                  4.4          4.0
        Other direct CAF expenses............................        2.4          3.0                  4.9          5.1
                                                                 --------------------              --------------------
     Total direct expenses...................................        4.7          5.0                  9.4          9.0
                                                                 --------------------              --------------------

     CarMax Auto Finance income..............................    $  20.7      $  22.7              $  42.6       $ 48.4
                                                                 ====================              ====================

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

                                                         Three Months                                Six Months
                                                        Ended August 31                            Ended August 31
     (In millions)                                   2004           2003                        2004           2003
     -------------------------------------------------------------------------------------------------------------------
     Net loans originated.........................  $369.8        $387.8                      $755.8          $756.7
     Loans sold...................................  $383.4        $378.3                      $820.4          $736.3
     Gains on sales of loans......................  $ 14.9        $ 18.3                      $ 30.5          $ 37.9
     Gains on sales of loans as a
         percentage of loans sold.................     3.9%          4.8%                        3.7%            5.1%


     Retained Interests. The company retains various interests in the automobile
     -------------------
     loan receivables that it securitizes. The retained interests, presented as current assets on the company's consolidated balance sheets, serve as a credit enhancement for the benefit of the investors in the securitized receivables. These retained interests include the present value of the expected residual cash flows generated by the securitized receivables, or
     "interest-only strip receivables," the restricted cash on deposit in various reserve accounts, and an undivided ownership interest in the receivables securitized through the warehouse facility and certain public securitizations, or "required excess receivables," as described below. The cash reserves and required excess receivables are generally 2% to 4% of managed receivables. The special purpose entities and the investors have no recourse to the company's assets. The company's risk is limited to the retained interests on the company's consolidated balance sheets. The fair value of the retained interests may fluctuate depending on the performance of the securitized receivables.


     The fair value of retained interests was $139.5 million as of August 31, 2004, and $146.0 million as of February 29, 2004. The retained interests had a weighted average life of 1.5 years as of August 31, 2004, and February 29, 2004. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of pre-payable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of retained interests.

     Interest-only strip receivables. Interest-only strip receivables represent
     --------------------------------
     the present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management's assumptions of key factors, such as finance charge income, default rates, prepayment rates, and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy, and developments in the interest rate markets; therefore, actual performance may differ from these assumptions. Management evaluates the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

     Restricted cash. Restricted cash represents amounts on deposit in various
     ----------------
     reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released through the special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. The amount on deposit in restricted cash accounts was $30.8 million as of August 31, 2004, and $34.8 million as of February 29, 2004.

     Required excess receivables. The warehouse facility and certain public
     ----------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors.
     The required excess receivables balance represents this specified amount.
     Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. The unpaid principal balance related to the required excess receivables was $37.0 million as of August
     31, 2004, and $28.8 million as of February 29, 2004.

     Key Assumptions Used in Measuring Retained Interests and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at August 31, 2004, and a sensitivity analysis showing the hypothetical effect on the retained interests if there were unfavorable variations from the assumptions used.
     Key economic assumptions at August 31, 2004, were not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                              Impact on Fair                Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.45%-1.55%                     $5.6                         $11.0
     Cumulative default rate................       2.00%-2.50%                     $4.1                         $ 8.3
     Annual discount rate...................          12.00%                       $2.2                         $ 4.4

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

     Cumulative default rate. Cumulative default rate or "static pool" net
     ------------------------
     losses are calculated by dividing the total projected credit losses of a pool of receivables by the original pool balance.

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

                                                                     As of August 31             As of February 29 or 28
     (In millions)                                                 2004            2003           2004            2003
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $2,336.5        $2,077.0           $2,200.4       $1,859.1
     Loans held for sale or investment.....................       43.5            45.2               48.2           19.6
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $2,380.0        $2,122.2           $2,248.6       $1,878.7
                                                              ============================================================
     Accounts 31+ days past due............................   $   35.7        $   32.0           $   31.4       $   27.6
     Past due accounts as a percentage of
         ending managed receivables                                1.50%           1.51%              1.40%          1.47%


                                                                        Three Months                    Six Months
                                                                       Ended August 31                Ended August 31
    (In millions)                                                   2004            2003            2004           2003
    -----------------------------------------------------------------------------------------------------------------------
    Average managed receivables............................... $   2,364.8      $  2,068.2     $   2,332.3   $   2,005.3
    Credit losses on managed receivables...................... $       5.3      $      5.3             9.3           9.5
    Annualized credit losses as a percentage of
        average managed receivables...........................         0.90%           1.03%           0.80%         0.95%


     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                            Three Months                    Six Months
                                                                           Ended August 31                Ended August 31
     (In millions)                                                        2004         2003              2004         2003
     ------------------------------------------------------------------------------------------------------------------------
o        Proceeds from new securitizations............................    $297.0        $336.0          $672.5        $632.0
o        Proceeds from collections reinvested in
             revolving period securitizations.........................    $167.4        $127.6          $311.4        $279.8
o        Servicing fees received......................................    $  6.1        $  5.3          $ 12.0        $ 10.2
o        Other cash flows received from retained interests:
             Interest-only strip receivables..........................    $ 18.4        $ 18.9          $ 42.0        $ 35.7
             Cash reserve releases, net...............................    $  1.1        $  5.9          $ 10.9        $  8.2



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

     Other cash flows received from retained interests. Other cash flows received from retained interests represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from restricted cash accounts.

     Financial Covenants and Performance Triggers. Certain securitization
     ---------------------------------------------
     agreements include various financial covenants and performance triggers.
     For such agreements, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates, and delinquency rates. If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the securitizations. At August 31, 2004, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the second quarter of fiscal 2005, the company entered into seven 40-month amortizing interest rate swaps with initial notional amounts totaling approximately $334.0 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $624.3 million at August 31, 2004, and $551.8 million at February 29, 2004. The fair value of swaps included in accounts payable totaled a net liability of $1.6 million at August 31, 2004, and $2.0 million at February 29, 2004.


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

                                                                       Three Months Ended August 31
                                                       Pension Plan          Restoration Plan                Total
                                                      ---------------        ----------------           ---------------
     (In thousands)                                   2004       2003        2004        2003           2004       2003
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $1,624     $1,382       $  80       $  58         $1,704     $1,440
     Interest cost..............................       538        420          54          31            592        451
     Expected return on plan assets.............      (386)      (223)          -           -           (386)      (223)
     Amortization of prior year
         service cost...........................         9          9           -           -              9          9
     Recognized actuarial loss..................       184        162          38          13            222        175
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $1,969     $1,750        $172        $102         $2,141     $1,852
                                                ===========================================================================



                                                                        Six Months Ended August 31
                                                       Pension Plan          Restoration Plan                Total
                                                      ---------------        ----------------           ---------------
     (In thousands)                                   2004       2003        2004        2003           2004       2003
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $3,308     $2,764        $160        $116         $3,468     $2,880
     Interest cost..............................     1,076        840         108          63          1,184        903
     Expected return on plan assets.............      (738)      (446)          -           -           (738)      (446)
     Amortization of prior year
         service cost...........................        18         18           -           -             18         18
     Recognized actuarial loss..................       368        324          76          26            444        350
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $4,032     $3,500        $344        $205         $4,376     $3,705
                                                ===========================================================================

     The company contributed $1.3 million to the pension plan during the quarter ended August 31, 2004, and $3.0 million during September 2004.
     Contributions for the remainder of fiscal 2005 are currently estimated to be $3.0 million.


7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:
                                                                            Three Months                      Six Months
                                                                           Ended August 31                  Ended August 31
     (In thousands except per share data)                               2004            2003              2004           2003
     -------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares..............................     104,002          103,484          103,933        103,320
     Dilutive potential common shares:
        Options..................................................       1,495            2,367            1,695          1,983
        Restricted stock.........................................          15               13               15             10
                                                                  ----------------------------      --------------------------
     Weighted average common shares
        and dilutive potential common shares.....................     105,512          105,864          105,643        105,313
                                                                  ============================      ==========================

     Net earnings available to common shareholders...............  $   29,859       $   39,610       $   65,189    $    74,871
     Basic net earnings per share................................  $     0.29       $     0.38       $     0.63    $      0.72
     Diluted net earnings per share..............................  $     0.28       $     0.37       $     0.62    $      0.71

     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of August
     31, 2004, options to purchase 3,090,318 shares of common stock with exercise prices ranging from $21.49 to $43.44 per share were outstanding and not included in the calculation. As of August 31, 2003, options to purchase 18,364 shares with exercise prices ranging from $35.23 to $43.44 per share were outstanding and not included in the calculation.

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

BUSINESS OVERVIEW

CarMax is the nation's leading specialty retailer of used vehicles. As of August
31, 2004, we operated 55 used car superstores in 26 markets, including 8 large markets and 18 mid-sized markets. We also operated 11 new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended August 31, 2004, we sold 230,653 used cars, representing 91% of the total 252,169 vehicles sold during that period.

Prior to October 1, 2002, CarMax was a wholly owned subsidiary of Circuit City
Stores, Inc. ("Circuit City"). On that date, CarMax was separated from Circuit
City through a tax-free transaction. As a result of the separation, CarMax, Inc.
became an independent, separately traded public company.

The CarMax consumer offer is unique in the auto retailing marketplace. It gives consumers a way to shop for cars the same way they shop for items at other
"big-box" retailers. Our consumer offer is structured around four core equities, including low, no-haggle prices; a broad selection; high quality; and customer-friendly service. We generate revenues, income, and cash flows by retailing used and new vehicles and associated items including vehicle financing, extended warranties, and vehicle repair service. Most of the used vehicles we sell are purchased directly from consumers. Vehicles purchased through our appraisal process that do not meet our retail standards are sold at on-site wholesale auctions. Vehicle financing for prime-rated customers is provided through CarMax Auto Finance ("CAF") and Bank of America. We provide financing for nonprime-rated customers through three third-party lenders and financing for subprime-rated customers through a new third-party finance provider, Drive Financial Services, LP ("Drive"). Drive was rolled out to our entire store base during the first half of August 2004, following more than nine months of testing in selected stores. We periodically test additional third-party lenders.

We are still at an early stage in the national rollout of our retail concept. We believe that the primary drivers for our earnings growth will be increased vehicle unit sales from comparable stores and from new stores as we expand geographically. In fiscal 2005, we plan to open nine superstores, representing an approximate 18% increase in our store base. During the quarter ended August
31, 2004, we opened three superstores.

Fiscal 2005 Second Quarter Highlights
-------------------------------------

In the second quarter of fiscal 2005, net sales and operating revenues increased to $1.32 billion from $1.24 billion in the second quarter of fiscal 2004. Net earnings were $29.9 million, or $0.28 per share, for this year's second quarter, compared with $39.6 million, or $0.37 per share, in the prior year's quarter.
The 7% increase in net sales and operating revenues reflected:
o Sales from the eleven new stores not yet included in the comparable store base, partially offset by a 7% decline in comparable store used unit sales.


o A 35% increase in wholesale vehicle sales, driven largely by improvements in the rate of appraisal purchases completed per appraisal offers made and higher wholesale prices.

Our gross profit margin declined to 12.3% from 13.2%, as continued volatility in the used vehicle market and slower inventory turns put downward pressure on used vehicle margins. A change in our appraisal cost recovery ("ACR") methodology, implemented in the second quarter of fiscal 2004, partially offset the decline in used vehicle gross margins and provided an increase in wholesale vehicle gross margins. Other sales and revenues margins reflect lower service margins resulting from the slower used vehicle sales pace and the discounts associated with the new subprime lender. CAF income declined to $20.7 million from $22.7 million due to the anticipated impact of our funding costs rising more rapidly than rates charged to consumers. Selling, general, and administrative expenses as a percentage of sales (the "SG&A ratio") increased to 10.2% in the second quarter of fiscal 2005 compared with 9.8% in last year's second quarter due to the deleveraging effect of the comparable store used unit sales decline.

Net cash provided by operations was $67.7 million in the first six months of fiscal 2005 compared with $118.0 million in the same period last year. The decline related primarily to changes in inventory. In the first six months of this fiscal year, inventories increased due to the increase in the store base and due to a shift in the timing of Labor Day weekend. Also, a higher-than-normal inventory balance at the beginning of fiscal 2004 contributed to a decrease in inventories by the end of the second quarter of fiscal 2004 despite new store openings. During the second quarter of fiscal 2005, we completed the sale-leaseback of two stores for proceeds of approximately $21.1 million.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in MD&A regarding the company's future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management's current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For more details on factors that could affect expectations, see the company's Annual
Report on Form 10-K for the fiscal year ended February 29, 2004, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission.

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

Net Sales and Operating Revenues
--------------------------------

Components of net sales and operating revenues were as follows:

                                                       Three Months                                   Six Months
                                                      Ended August 31                               Ended August 31
(In millions)                                2004       %          2003       %           2004       %         2003        %
------------------------------------------------------------------------------------------------------------------------------
Used vehicle sales.....................  $   987.4    74.6    $    938.7    75.9        $1,972.7   74.5      $1,828.9    75.9

New vehicle sales......................      137.5    10.4         139.6    11.3           274.3   10.4         276.0    11.5

Wholesale vehicle sales................      152.1    11.5         113.0     9.1           309.0   11.7         213.7     8.9

Other sales and revenues:
   Extended warranty revenues..........       20.7     1.6          21.0     1.7            41.8    1.6          41.0     1.7
   Service department sales............       21.4     1.6          17.7     1.4            41.8    1.6          34.1     1.4
   Third-party finance fees............        4.4     0.3           5.5     0.4             8.9    0.3          10.3     0.4
   Appraisal purchase
   processing fees.....................          --      --           0.9     0.1              --     --           5.3     0.2
                                        -------------------------------------------------------------------------------------
Total other sales and revenues.........       46.5     3.5          45.1     3.7            92.5    3.5          90.7     3.8
                                        -------------------------------------------------------------------------------------
Total net sales and operating
   revenues............................  $ 1,323.5   100.0    $  1,236.5   100.0        $2,648.5  100.0      $2,409.3   100.0
                                        =====================================================================================

Retail vehicle unit and dollar changes for the second quarter and first six months of fiscal 2005 and 2004 were as follows:
                                                      Three Months                          Six Months
                                                     Ended August 31                      Ended August 31
                                                   2004         2003                    2004          2003
                                                   -------------------------------------------------------
Vehicle units:
     Used vehicles..........................         4 %          18 %                     6 %         20 %
     New vehicles...........................        (1)%         (10)%                    (1)%         (4)%
Total ......................................         3 %          15 %                     5 %         18 %

Vehicle dollars:
     Used vehicles..........................         5 %          20 %                     8 %         20 %
     New vehicles...........................        (1)%          (8)%                    (1)%         (3)%
Total ......................................         4 %          15 %                     7 %         16 %


Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store retail sales in the store's fourteenth full month of operation. Comparable store retail unit and dollar sales changes for the second quarter and first six months of fiscal 2005 and 2004 were as follows:

                                                      Three Months                          Six Months
                                                     Ended August 31                      Ended August 31
                                                   2004         2003                    2004          2003
                                                   -------------------------------------------------------
Vehicle units:
     Used vehicles..........................        (7)%           6 %                    (5)%          8 %
     New vehicles...........................        13 %          (9)%                    12 %         (4)%
Total ......................................        (5)%           4 %                    (3)%          7 %

Vehicle dollars:
     Used vehicles..........................        (6)%           7 %                    (3)%          8 %
     New vehicles...........................        13 %          (8)%                    12 %         (3)%
Total ......................................        (4)%           5 %                    (1)%          6 %



Used Vehicle Sales. The increases in used vehicle sales for the second quarter
-------------------
and first six months of fiscal 2005 reflect the growth in our store base, partially offset by a decline in used vehicle comparable store sales. The widespread volatility and softness in our used car business that began in April
2004 continued throughout the second quarter of fiscal 2005. We believe these effects occurred broadly across the late model used car market. We believe current economic factors, such as higher gas prices, have contributed to the softer market environment. In addition, we believe the unusually intense and volatile competition among new car manufacturers led to unpredictable incentive behavior throughout the peak summer selling season, which made it difficult for the wholesale used car market to be as efficient as normal in adjusting to changes in new car pricing.

Our sales softness in the second quarter was aggravated by the severe weather experienced in the southeastern United States in August. A calendar shift that moved the Saturday and Sunday of the traditionally strong Labor Day weekend from the second quarter in fiscal 2004 to the third quarter in fiscal 2005 may have also contributed to our decline in comparable store sales. Despite the sales softness, we believe that we are maintaining or gaining used car market share.

New Vehicle Sales. We reported strong growth in comparable store new vehicle
------------------
sales in both the second quarter and the first six months of fiscal 2005, reflecting the strength of the principal brands we represent - DaimlerChrysler,
Nissan, and Toyota. Total new car sales declined modestly, however, as the comparable store sales increases were more than offset by the impact of having disposed of four new car franchises during fiscal 2004 and the Laurel Mitsubishi new car franchise during the second quarter of fiscal 2005.

Wholesale Vehicle Sales. Similar to the first quarter, the second quarter
------------------------
increase in wholesale vehicle sales was due in large part to enhancements to our systems support for buyers and the processes that our sales consultants use to deliver appraisals to customers. We believe that these enhancements have contributed to the continuing increase in our rate of appraisal purchases completed per appraisal offers made. Additionally, the expansion of the company's store base and higher average wholesale prices added to the wholesale vehicle sales increase.

Other Sales and Revenues. Other sales and revenues include extended warranty
-------------------------
revenues, service department sales, third-party finance fees, and, through the second quarter of fiscal 2004, appraisal purchase processing fees collected from customers on the purchase of their vehicles.

Appraisal purchase processing fees were designed to cover some of the costs of our appraisal and wholesale operations. During the first quarter of fiscal 2004, we tested an alternative method for recovering these costs, and during the second quarter of fiscal 2004, the appraisal purchase processing fees were discontinued across our entire store base. Under the revised ACR method, instead of charging the customer the appraisal purchase processing fee, we adjust the price of our purchase offer to allow for full recovery of our costs, thereby reducing the acquisition costs of used and wholesale vehicles and increasing used vehicle and wholesale vehicle gross margins. The intent of changing to this method is to recover all costs, including the related costs of land where we hold vehicles before their sale at the wholesale auctions.

Overall, other sales and revenues were relatively flat as growth in service revenues was offset by a decrease in third-party finance fees and by the elimination of the appraisal purchase processing fee in the second quarter of fiscal 2004. Service revenues and third-party finance fees benefited from the growth in the store base. However, third-party finance fees were reduced by discounts associated with a new subprime lender, which was rolled out to all of the used car superstores in August 2004. As is customary in the industry, subprime loan contracts are purchased from the company at a discount.


Supplemental information related to vehicle sales follows:

Retail Unit Sales
-----------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2004                2003                      2004               2003
                                               ---------------------------                 ----------------------------
Used vehicles...............................    62,396              60,150                    124,749           118,195
New vehicles................................     5,756               5,842                     11,600            11,725
                                               ---------------------------                 ----------------------------
Total ......................................    68,152              65,992                    136,349           129,920
                                               ===========================                 ============================


Average Retail Selling Prices
-----------------------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2004                2003                     2004                2003
                                               ------------------------------             ------------------------------
Used vehicles...............................    $15,693             $15,484               $15,678                $15,377
New vehicles................................    $23,706             $23,723               $23,463                $23,392
Weighted average............................    $16,370             $16,214               $16,340                $16,100


Retail Vehicle Sales Mix
------------------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2004                2003                     2004                2003
                                               ---------------------------                -----------------------------
Vehicle units:
      Used vehicles.........................        92%                91%                     91%                 91%
      New vehicles..........................         8                  9                       9                   9
                                               ---------------------------                 ----------------------------
Total.......................................       100%               100%                    100%                100%
                                               ===========================                 ============================

Vehicle dollars:
      Used vehicles.........................        88%                87%                     88%                 87%
      New vehicles..........................        12                 13                      12                  13
                                               ---------------------------                 ----------------------------
Total.......................................       100%               100%                    100%                100%
                                               ===========================                 ============================


Retail  Stores.  In the second quarter of fiscal 2005,  CarMax opened three  superstores,  entering the Austin,  Tex.,
--------------
market with a standard superstore and adding satellite  superstores in Winston-Salem,  N.C., in the Greensboro market, and in Fayetteville, N.C., in the Raleigh market.

The following tables provide detail on the CarMax retail stores and new car franchises:

                                               Estimate
    Store Mix                               Feb. 28, 2005        August 31, 2004        Feb. 29, 2004        August 31, 2003
---------------------------------------------------------------------------------------------------------------------------
Mega superstores(1)..........................    13                    13                     13                    13
Standard superstores(2)......................    29                    28                     24                    22
Satellite superstores(3).....................    16                    14                     12                     9
Co-located new car stores....................     3                     3                      3                     2
Stand-alone new car stores...................     0                     0                      0                     2
                                                ---------------------------------------------------------------------------
Total........................................    61                    58                     52                    48
                                                ===========================================================================

(1) 70,000 to 95,000 square feet on 20 to 35 acres
(2) 40,000 to 60,000 square feet on 10 to 25 acres
(3) 10,000 to 20,000 square feet on 4 to 7 acres


                                              Estimate
    New Car Franchises                     Feb. 28, 2005         August 31, 2004        Feb. 29, 2004       August 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
Integrated/co-located
     new car franchises......................     7                    11                    12                    13
Stand-alone new car franchises...............     0                     0                     0                     2
                                                -----------------------------------------------------------------------------
Total........................................     7                    11                    12                    15
                                                =============================================================================


Gross Profit Margin
-------------------

Gross profit margin and gross profit per unit were as follows:

                                                          Three Months                               Six Months
                                                         Ended August 31                            Ended August 31
                                                   2004                2003                   2004               2003
                                              %(1)  $ per unit(2) %(1)  $ per unit(2)    %(1)  $ per unit(2) %(1)  $ per unit(2)
                                             ---------------------------------------    ---------------------------------------
Used vehicle gross profit margin............  11.7     1,846      11.9      1,860        11.7      1,855     11.5     1,781

New vehicle gross profit margin.............   3.7       890       4.0        959         3.6        859      3.9       909

Wholesale vehicle gross profit margin.......  11.0       406      10.0        334        11.3        423      9.8       333

Other gross profit margin...................  56.3       385      76.0        520        58.7        398     75.9       530
                                              --------------------------------------    ---------------------------------------

Total gross profit margin...................  12.3     2,395      13.2      2,472        12.5      2,423     12.9     2,393
                                              ======================================    =======================================

(1) Calculated as a percentage of its respective sales or revenue.
(2) Calculated as category gross profit dollars divided by the respective units sold, except the other and total categories, which are divided by total retail units sold.


Used Vehicle Gross Profit Margin. The modest decline in the used vehicle gross
---------------------------------
profit per unit in the second quarter of fiscal 2005 compared with the same period in the prior year resulted from the generally slower sales environment, partially offset by the change in the ACR methodology made in the second quarter of fiscal 2004. During June and July 2004, we maintained inventory at a level higher than the sales pace in order to be able to take advantage of a potential upturn in sales during the peak sales months of the summer. The higher inventory levels reduced our inventory turns and pressured gross margin. For the six months ended August 31, 2004, compared with the prior year, used vehicle gross profit per unit increased as the effect of the new ACR methodology more than offset the impact of the soft sales environment.

New Vehicle Gross Profit Margin. New vehicle gross profit per unit for the three
--------------------------------
months and six months ended August 31, 2004, decreased slightly, compared with the same periods in the prior year, as a result of the heightened competitive market with strong manufacturers' incentives.

Wholesale Vehicle Gross Profit Margin. As compared with the same periods last
--------------------------------------
year, the wholesale vehicle gross profit per unit for the three and six month periods ended August 31, 2004, increased primarily as a result of the implementation of our new ACR methodology.

Other Gross Profit Margin. The lower gross margin on other sales and revenues
--------------------------
for the three and six month periods ended August 31, 2004, as compared with the same periods last year, resulted primarily from lower service margins and the effect of the subprime lender's discount on third-party finance fee revenue. The decrease in service margins reflects the slower sales pace and the associated deleveraging of service and reconditioning overhead.


CarMax Auto Finance Income
--------------------------

CAF's lending business is limited to providing prime auto loans for our used and new car sales. Because the purchase of an automobile is traditionally reliant on the consumer's ability to obtain on-the-spot financing, it is important to our business that such financing be available to creditworthy customers. While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders. CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party finance sources.

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

For the second quarter and first six months of fiscal 2005 and 2004, respectively, CarMax Auto Finance income was as follows:

                                                         Three Months Ended August 31            Six Months Ended August 31
(In millions)                                           2004     %         2003     %           2004      %        2003     %
------------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)........................ $    14.9    3.9    $    18.3   4.8     $    30.5     3.7  $    37.9    5.1
                                                   -----------------------------------    ------------------------------------

Other income: (2)
     Servicing fee income.........................       6.1    1.0          5.4   1.0          12.1     1.0       10.5    1.0
     Interest income..............................       4.4    0.7          3.9   0.8           9.4     0.8        9.1    0.9
                                                   -----------------------------------    ------------------------------------
Total other income................................      10.5    1.8          9.4   1.8          21.5     1.8       19.5    1.9
                                                   -----------------------------------    ------------------------------------

Direct expenses: (2)
     CAF payroll and fringe benefit expense.......       2.3    0.4          2.0   0.4           4.4     0.4        4.0    0.4
     Other direct CAF expenses....................       2.4    0.4          3.0   0.6           4.9     0.4        5.1    0.5
                                                   -----------------------------------    ------------------------------------
Total direct expenses.............................       4.7    0.8          5.0   1.0           9.4     0.8        9.0    0.9
                                                   -----------------------------------    ------------------------------------

CarMax Auto Finance income (3).................... $    20.7    1.6    $    22.7   1.8     $    42.6     1.6  $    48.4    2.0
                                                   ===================================    ====================================

Loans sold........................................ $   383.4           $   378.3           $   820.4          $   736.3
Average managed receivables....................... $ 2,364.8           $ 2,068.2           $ 2,332.3          $ 2,005.3
Net sales and operating revenues.................. $ 1,323.5           $ 1,236.5           $ 2,648.5          $ 2,409.3
Ending managed receivable balance................. $ 2,380.0           $ 2,122.2           $ 2,380.0          $ 2,122.2

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

For the second quarter, CAF income decreased to $20.7 million from $22.7 million in last year's second quarter. For the first six months, CAF income decreased to $42.6 million in fiscal 2005 from $48.4 million in fiscal 2004. As anticipated, these decreases in CarMax Auto Finance income resulted primarily from a return to more normal gain spread levels, as CAF's cost of funds has increased more rapidly than consumer loan rates during the first half of this year. For the three and six month periods, the gain as a percent of loans sold was 3.9% and 3.7%, respectively, in fiscal 2005 compared with 4.8% and 5.1%, respectively, in fiscal 2004. On a normalized basis, we expect the gains as a percent of loans sold in the range of 3.5% to 4.5%. The decrease in the gain on sales of loans was partially offset by an increase in other income, which includes servicing fee income and interest income, in both the second quarter and the first six months of fiscal 2005. The increase in other income was proportionate to the increase in managed receivable for both periods. The decrease in other direct expenses during the second quarter of fiscal 2005 reflects expenses incurred in the second quarter of the prior year related to establishing a shelf registration of asset-backed securities for public securitization.

For the second quarter, CAF income was also adversely affected by a decline in CAF loans originated as a percent of total used vehicle sales. We believe this resulted from a lower mix of prime-rated customers in our traffic flow, as high new car incentives may have diverted some of these customers.

In May 2004, CAF exercised its option to repurchase the remaining balance outstanding related to the 2001-1 securitization and sold the underlying receivables into the warehouse facility. These loans carried relatively high interest rates as they were originated over three years ago when interest rates were higher than they are today. The high interest rates combined with a relatively low short-term funding cost resulted in an earnings benefit of approximately 1 cent per share when the remaining loans were sold into the warehouse facility. This benefit was included in the first quarter gains on loans sold.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is shown in the following tables:

                                                                      As of August 31             As of February 29 or 28
(In millions)                                                      2004             2003            2004            2003
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................      $2,336.5        $2,077.0         $2,200.4       $1,859.1
Loans held for sale or investment..........................          43.5            45.2             48.2           19.6
                                                              ------------------------------------------------------------
Ending managed receivables.................................      $2,380.0        $2,122.2         $2,248.6       $1,878.7
                                                              =============================================================
Accounts 31+ days past due.................................      $   35.7        $   32.0         $   31.4       $   27.6
Past due accounts as a percentage of
   ending managed receivables..............................           1.50%           1.51%            1.40%          1.47%


                                                                       Three Months                      Six Months
                                                                     Ended August 31                   Ended August 31
(In millions)                                                     2004             2003            2004            2003
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables................................      $2,364.8        $2,068.2         $2,332.3       $2,005.3
Credit losses on managed receivables.......................      $    5.3        $    5.3         $    9.3       $    9.5
Annualized credit losses as a percentage of
   average managed receivables.............................           0.90%           1.03%            0.80%          0.95%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interests, earnings could be impacted. Annualized losses as a percentage of average managed receivables decreased for the three and six month periods ended August 31, 2004, compared to the same periods in fiscal 2004. This change reflects both a decrease in the rate of defaults as well as an increase in recovery rates.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses as a percentage of sales and operating revenues were 10.2% in the second quarter of fiscal 2005 compared with 9.8% in the second quarter of the prior year. For the six months ended August
31, 2004, the SG&A ratio increased to 10.0% from 9.8% for the same period in the prior fiscal year. These increases were due to the deleveraging impact of lower comparable store used unit sales experienced during the first two quarters of fiscal 2005.

Income Taxes
------------

The effective income tax rate was 39.0% in the second quarter and first six months of fiscal 2005 and 38.5% in the same periods of fiscal 2004. The increase resulted from geographic expansion into states with higher tax rates, including having a larger percentage of stores located in unitary tax states.

Operations Outlook
------------------

In addition to the four standard-sized superstores and two satellite superstore opened thus far in fiscal 2005, we plan to open one standard superstore and two satellite superstores during the balance of the fiscal year, bringing total fiscal 2005 store openings to nine.

In September 2004, we returned our Mitsubishi franchise in Atlanta, Ga., to the manufacturer. During the last half of fiscal 2005, we plan to sell our Ford franchise in Kenosha, Wis., and we plan to sell or return our remaining two
Mitsubishi new car franchises. The sale or return of integrated new car franchises creates more space for used car sales expansion, which is more profitable for us.

We continue to believe that comparable store used unit sales growth is a primary driver of CarMax's profitability. We anticipate comparable store used vehicle unit sales in the range of -8% to -2% for the third quarter and net earnings per share for the third quarter in the range of 12 cents to 17 cents. We have chosen to provide significantly wider ranges for the third quarter's comparable store unit performance and earnings per share expectations due to the amount of sales volatility we may continue to experience, compounded by the always challenging new car model year changeover period. We have also chosen not to provide our outlook for the fourth quarter until we see a more consistent trend that would allow us to issue an updated forecast.

CAF's income will continue to be affected by changes in the interest rate environment. For the balance of the year, we expect that CAF gain spreads will be at the lower end of the 3.5% to 4.5% normalized range.


FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first six months of fiscal 2005, CarMax generated
---------------------
cash from operating activities of $67.7 million. In the same period last year,
CarMax generated cash from operating activities of $118.0 million. The decline in cash provided by operating activities resulted primarily from changes in inventory, partially offset by a decrease in automobile loan receivables held for sale.

Inventory increased $26.0 million in the first half of fiscal 2005, primarily as a result of the opening of six stores since the beginning of the year. Inventory declined by $57.0 million in the first six months of fiscal 2004, reflecting a higher-than-normal inventory balance at the start of that year resulting from weather-impeded sales in February 2003 and a return to more normal levels by the end of the second quarter, as well as the disposition of two new car franchises.
The shift in the timing of the Labor Day weekend from the second quarter in fiscal 2004 to the third quarter in fiscal 2005, also contributed to the current year increase in inventory, as the August 31, 2004, inventory balance included an amount projected to support the upcoming Labor Day weekend sales. We target having our lowest inventory position of the year during the week following Labor
Day, in order to minimize the inherent inventory risk associated with the new car model year changeover in the fall. Inventory was at target levels at the end of the second quarter.


Automobile loan receivables held for sale decreased by $15.6 million in the first half of fiscal 2005 compared with a $16.8 million increase in the first half of fiscal 2004. The amount of receivables held for sale is highly dependent on the timing of the quarter-end relative to the dates of the securitization transactions.

Investing Activities. Net cash used in investing activities was $75.0 million in
---------------------
the six months ended August 31, 2004, compared with $57.8 million in the first six months of last fiscal year. Capital expenditures were $118.6 million and
$82.7 million for the six months ended August 31, 2004 and 2003, respectively.
The increase in capital expenditures reflects the increase in our store base associated with our growth plan. In the six months ended August 31, 2004, the company received proceeds of approximately $40 million associated with the sale-leaseback of three properties. These transactions were structured as operating leases with initial lease terms of 20 years with four, five-year renewal options.

Financing Activities. Net cash provided by financing activities was $2.2 million
---------------------
in the first six months of fiscal 2005, compared with net cash used of $49.5 million in the first six months of last fiscal year. In the first six months of fiscal 2005, we increased total outstanding debt by $0.2 million. In the first six months of fiscal 2004, we utilized cash generated from operations to reduce total outstanding debt by $52.7 million.

The aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements, totaled $2.34 billion at August 31, 2004, and
$2.08 billion at August 31, 2003. At August 31, 2004, the warehouse facility limit was $825 million and unused warehouse capacity totaled $200 million. In
June 2004, the warehouse facility was renewed and the expiration date was extended to June 2005. In October 2004, the company completed a public securitization of automobile loan receivables. The total value of the automobile loan receivables securitized through this public offering was $550 million. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

The company maintains a $300 million credit facility secured by vehicle inventory. As of August 31, 2004, the amount outstanding under this credit facility was $104.6 million, with the remainder fully available to the company.
This facility expires in May 2006.

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



                                                              ITEM 3.

                                                     QUANTITATIVE AND QUALITATIVE
                                                     ----------------------------
                                                    DISCLOSURES ABOUT MARKET RISK
                                                    -----------------------------

Market Risk

Automobile Installment Loan Receivables. At August 31, 2004, and February 29,
----------------------------------------
2004, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 5 of the Notes to Consolidated Financial Statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of August 31, 2004, and February 29, 2004, was as follows:

(In millions)                                                                 August 31              February 29
----------------------------------------------------------------------------------------------------------------

Fixed-rate securitizations............................................        $1,711.5                $1,647.9
Floating-rate securitizations
     synthetically altered to fixed...................................           624.3                   551.8
Floating-rate securitizations.........................................             0.7                     0.7
Held for investment (1)...............................................            40.3                    29.4
Held for sale (2).....................................................             3.2                    18.8
                                                                           -------------------------------------
Total.................................................................        $2,380.0                $2,248.6
                                                                           =====================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also are exposed to interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material effect on our results of operations or cash flows for the three months and six months ended August 31, 2004.


                                     ITEM 4.


                             CONTROLS AND PROCEDURES
                             -----------------------

The company maintains disclosure controls and procedures ("disclosure controls") that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including the chief executive officer ("CEO") and the chief financial officer
("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


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

Item 4.       Submission of Matters to a Vote of Security Holders

              The company held an annual meeting of shareholders on June 29, 2004. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the company's Quarterly Report on Form 10-Q for the quarter ended May
              31, 2004.

Item 6.       Exhibits


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

              3.2 CarMax, Inc. Bylaws, as amended and restated June 29, 2004, filed as Exhibit 3.3 to CarMax's Quarterly Report on Form
                    10-Q, filed July 12, 2004 (File No. 1-31420), incorporated herein by this reference.

             10.1 Form of Employment Agreement between CarMax, Inc. and certain executive officers including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and
                    Joseph S. Kunkel, filed herewith.

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

                                      CARMAX, INC.


                                      By:  /s/  Austin Ligon
                                           ----------------------------------
                                           Austin Ligon
                                           President and
                                           Chief Executive Officer



                                      By:  /s/  Keith D. Browning
                                           ----------------------------------
                                           Keith D. Browning
                                           Executive Vice President and
                                           Chief Financial Officer

October 8, 2004






                                  EXHIBIT INDEX
                                  -------------



             10.1 Form of Employment Agreement between CarMax, Inc. and certain executive officers including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed herewith.

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

Page 28 of 28