Form 10-Q
period 2004-11-30
CARMAX INC
filed 2005-01-07
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2004

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

            Yes   X                                  No
                -----                                   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes   X                                  No
                -----                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding at December 31, 2004
   -----------------------------        --------------------------------
   Common Stock, par value $0.50                104,225,630


An Index is included on Page 2 and a separate Exhibit Index is included on Page 28.



                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------

                                                          TABLE OF CONTENTS
                                                          -----------------

                                                                                                                      Page
                                                                                                                       No.
PART I.           FINANCIAL INFORMATION                                                                              ------
                  ---------------------

      Item 1.     Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 2004 and 2003                                     3

                     Consolidated Balance Sheets -
                     November 30, 2004, and February 29, 2004                                                          4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2004 and 2003                                                      5

                     Notes to Consolidated Financial Statements                                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                          24

      Item 4.     Controls and Procedures                                                                             25


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                                   26

      Item 6.     Exhibits                                                                                            26


SIGNATURES                                                                                                            27
----------


EXHIBIT INDEX                                                                                                         28
-------------






                                                   PART I. FINANCIAL INFORMATION
                                                   ITEM 1. FINANCIAL STATEMENTS


                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                          Consolidated Statements of Earnings (Unaudited)
                                          -----------------------------------------------
                                                (In thousands except per share data)


                                                       Three Months Ended                            Nine Months Ended
                                                           November 30                                  November 30
                                            ----------------------------------------   -----------------------------------------
                                                2004     %(1)       2003    %(1)            2004     %(1)        2003    %(1)
                                               ------  -------    -------  -------        -------  -------     -------  -------

Sales and operating revenues:
    Used vehicle sales                    $   926,023    76.2  $   797,752    74.4      $2,898,757    75.0   $2,626,620    75.5
    New vehicle sales                         114,199     9.4      122,681    11.4         388,480    10.1      398,680    11.5
    Wholesale vehicle sales                   132,669    10.9      111,352    10.4         441,658    11.4      325,080     9.3
    Other sales and revenues                   42,820     3.5       39,749     3.7         135,313     3.5      130,446     3.7
                                          ----------------------------------------     ----------------------------------------
Net sales and operating revenues            1,215,711   100.0    1,071,534   100.0       3,864,208   100.0    3,480,826   100.0
Cost of sales                               1,070,265    88.0      945,292    88.2       3,388,332    87.7    3,043,708    87.4
                                          ----------------------------------------     ----------------------------------------
Gross profit                                  145,446    12.0      126,242    11.8         475,876    12.3      437,118    12.6
CarMax Auto Finance income
    (Notes 3 and 4)                            20,439     1.7       17,649     1.6          62,999     1.6       66,074     1.9
Selling, general, and administrative
    expenses                                  137,170    11.3      114,282    10.7         402,584    10.4      350,549    10.1
Gain on franchise dispositions, net               692     0.1        1,207     0.1             681      --          746      --
Interest expense                                   --      --           --      --             817      --        1,137      --
Interest income                                   175      --          164      --             294      --          468      --
                                          ----------------------------------------     ----------------------------------------
Earnings before income taxes                   29,582     2.4       30,980     2.9         136,449     3.5      152,720     4.4
Provision for income taxes                     11,537     0.9       11,927     1.1          53,215     1.4       58,797     1.7
                                          ----------------------------------------     ----------------------------------------
Net earnings                              $    18,045     1.5  $    19,053     1.8     $    83,234     2.2  $    93,923     2.7
                                          ========================================     ========================================

Weighted average common
   shares (Note 7):
    Basic                                     104,070              103,647                 103,978              103,428
                                          ===========          ===========             ===========          ===========
    Diluted                                   105,735              105,955                 105,673              105,526
                                          ===========          ===========             ===========          ===========
Net earnings per share (Note 7):
    Basic                                 $      0.17          $      0.18             $      0.80          $      0.91
                                          ===========          ===========             ===========          ===========
    Diluted                               $      0.17          $      0.18             $      0.79          $      0.89
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







                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                                    Consolidated Balance Sheets
                                                    ---------------------------
                                                  (In thousands except share data)



                                                                    November 30, 2004              February 29, 2004
                                                                    -----------------              -----------------
ASSETS                                                                 (unaudited)
------
Current assets:
Cash and cash equivalents (Note 2)                                   $     25,762                   $     61,643
Accounts receivable, net                                                   63,694                         72,358
Automobile loan receivables held for sale (Note 4)                          3,540                         18,781
Retained interests in securitized receivables (Note 4)                    131,621                        145,988
Inventory                                                                 503,682                        466,061
Prepaid expenses and other current assets                                   9,248                          8,650
                                                                     ------------                   ------------

Total current assets                                                      737,547                        773,481

Property and equipment, net (Note 8)                                      368,203                        244,064
Deferred income taxes                                                         667                            185
Other assets                                                               18,642                         19,287
                                                                     ------------                   ------------

TOTAL ASSETS                                                         $  1,125,059                   $  1,037,017
                                                                     ============                   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                     $    133,015                   $    145,517
Accrued expenses and other current liabilities                             53,388                         55,674
Accrued income taxes                                                        4,481                          4,050
Deferred income taxes                                                      31,030                         32,711
Short-term debt                                                             6,331                          4,446
                                                                     ------------                   ------------

Total current liabilities                                                 228,245                        242,398

Long-term debt, excluding current installments (Note 8)                   111,940                        100,000
Deferred revenue and other liabilities                                     15,638                         13,866
                                                                     ------------                   ------------

TOTAL LIABILITIES                                                         355,823                        356,264
                                                                     ------------                   ------------

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
     104,130,589 and 103,778,461 shares issued and outstanding
     at November 30, 2004, and February 29, 2004, respectively             52,065                         51,889
Capital in excess of par value                                            487,205                        482,132
Retained earnings                                                         229,966                        146,732
                                                                     ------------                   ------------

TOTAL SHAREHOLDERS' EQUITY                                                769,236                        680,753
                                                                     ------------                   ------------

Commitments and contingent liabilities (Note 6)                                --                             --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  1,125,059                   $  1,037,017
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




                                                   CARMAX, INC. AND SUBSIDIARIES
                                                   -----------------------------
                                          Consolidated Statements of Cash Flows (Unaudited)
                                          -------------------------------------------------
                                                          (In thousands)


                                                                                                Nine Months Ended
                                                                                                   November 30
                                                                                            2004                 2003
                                                                                        -----------          -----------
Operating Activities:
---------------------
Net earnings                                                                            $   83,234           $   93,923
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                           13,334               12,253
    Amortization of restricted stock awards                                                     79                   94
    Gain on disposition of assets                                                             (810)                (588)
    Provision for deferred income taxes                                                     (2,163)              (8,652)
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                                       8,664               (4,404)
       Decrease (increase) in automobile loan receivables held for sale                     15,241              (15,418)
       Decrease in retained interests in securitized receivables                            14,367                   12
       (Increase) decrease in inventory                                                    (37,621)              16,706
       (Increase) decrease in prepaid expenses and other current assets                       (598)               2,308
       (Increase) decrease in other assets                                                    (394)               1,999
       (Decrease) increase in accounts payable, accrued expenses
         and other current liabilities, and accrued income taxes                           (11,500)              30,390
       Increase in deferred revenue and other liabilities                                    1,772                2,415
                                                                                        ----------           ----------
Net cash provided by operating activities                                                   83,605              131,038
                                                                                        ----------           ----------

Investing Activities:
---------------------
Purchases of property and equipment                                                       (176,341)            (137,201)
Proceeds from sales of assets                                                               52,657               72,496
                                                                                        ----------           ----------
Net cash used in investing activities                                                     (123,684)             (64,705)
                                                                                        -----------          ----------

Financing Activities:
---------------------
Increase (decrease) in short-term debt, net                                                  1,885              (49,784)
Equity issuances, net                                                                        2,313                3,798
                                                                                        ----------           ----------
Net cash provided by (used in) financing activities                                          4,198              (45,986)
                                                                                        ----------           ----------

(Decrease) increase in cash and cash equivalents                                           (35,881)              20,347
Cash and cash equivalents at beginning of year                                              61,643               34,615
                                                                                        ----------           ----------
Cash and cash equivalents at end of period                                              $   25,762           $   54,962
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




                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Background
     ----------

     CarMax, Inc. ("CarMax" and "the company"), including its wholly owned subsidiaries, is the leading specialty retailer of used cars and light trucks in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, "no-haggle" prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles in certain locations. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax
     Auto Finance ("CAF"), and third-party lenders; the sale of extended service plans; and vehicle repair service.

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

     The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (the "Annual
     Report"). The Notes to Consolidated Financial Statements contained in the
     Annual Report should be read in conjunction with these consolidated interim financial statements.

     Cash and Cash Equivalents. Cash equivalents of $18.0 million and $48.9 million at November 30, 2004, and February 29, 2004, respectively, consisted of highly liquid debt securities with original maturities of three months or less. Included in cash equivalents at November 30, 2004, and February 29, 2004, were restricted cash deposits of $12.0 million and $13.0 million, respectively, which were associated with certain insurance deductibles. Additional restricted cash related to securitized auto loan receivables at November 30, 2004, and February 29, 2004, was $4.9 million and $6.4 million, respectively.

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







                                                                            Three Months Ended              Nine Months Ended
                                                                               November 30                     November 30
     (In thousands except per share data)                                   2004          2003             2004          2003
     -------------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported ......................................   $  18,045    $   19,053        $  83,234     $   93,923

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects .................       2,983         1,822            8,636          5,077
                                                                        -----------------------        ------------------------

     Pro forma net earnings .........................................   $  15,062    $   17,231        $  74,598     $   88,846
                                                                        =======================        ========================

     Earnings per share:
         Basic, as reported..........................................   $    0.17    $     0.18        $    0.80     $    0.91
         Basic, pro forma............................................   $    0.14    $     0.17        $    0.72     $    0.86

         Diluted, as reported........................................   $    0.17    $     0.18        $    0.79     $    0.89
         Diluted, pro forma..........................................   $    0.14    $     0.16        $    0.71     $    0.84

     The pro forma effect on the third quarter and the first nine months of fiscal 2005 may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CAF, originates automobile loans to prime-rated customers at competitive market rates of interest. Throughout each month, the company sells substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the company's cost of funds. A gain, recorded at the time of each securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:
                                                                  Three Months Ended                  Nine Months Ended
                                                                       November 30                       November 30
     (In millions)                                                  2004        2003                 2004          2003
     --------------------------------------------------------------------------------------------------------------------

     Gains on sales of loans.................................    $  14.3      $  12.9              $  44.8        $ 50.8
                                                                 --------------------              ---------------------

     Other income:
        Servicing fee income.................................        6.2          5.6                 18.3          16.0
        Interest income......................................        4.9          3.4                 14.3          12.4
                                                                 --------------------              ---------------------
     Total other income......................................       11.1          9.0                 32.6          28.5
                                                                 --------------------              ---------------------

     Direct expenses:
        CAF payroll and fringe benefit expense...............        2.3          2.0                  6.8           6.0
        Other direct CAF expenses............................        2.7          2.1                  7.6           7.2
                                                                 --------------------              ---------------------
     Total direct expenses...................................        5.0          4.2                 14.4          13.2
                                                                 --------------------              ---------------------

     CarMax Auto Finance income..............................    $  20.4      $  17.6              $  63.0        $ 66.1
                                                                 ====================              =====================

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

                                                         Three Months                                 Nine Months
                                                       Ended November 30                           Ended November 30
     (In millions)                                   2004           2003                         2004           2003
     -------------------------------------------------------------------------------------------------------------------
     Net loans originated.........................    $346.1        $327.8                    $1,102.0        $1,084.5
     Loans sold...................................    $353.0        $338.0                    $1,173.4        $1,074.4
     Gains on sales of loans......................    $ 14.3        $ 12.9                    $   44.8        $   50.8
     Gains on sales of loans as a
         percentage of loans sold.................       4.1%          3.8%                        3.8%            4.7%


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


     The fair value of retained interests was $131.6 million as of November 30, 2004, and $146.0 million as of February 29, 2004. The retained interests had a weighted average life of 1.5 years as of November 30, 2004, and February 29, 2004. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of pre-payable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of retained interests.

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

     Restricted cash. Restricted cash represents amounts on deposit in various
     ---------------
     reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains at the floor amount until the investors are paid in full, at which time the remaining reserve account balance is released through the special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. The amount on deposit in restricted cash accounts was $31.6 million as of November 30, 2004, and
     $34.8 million as of February 29, 2004.

     Required excess receivables. The warehouse facility and certain public
     ---------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors.
     The required excess receivables balance represents this specified amount.
     Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. The unpaid principal balance related to the required excess receivables was $33.6 million as of November
     30, 2004, and $28.8 million as of February 29, 2004.

     Key Assumptions Used in Measuring Retained Interests and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interests at November 30, 2004, and a sensitivity analysis showing the hypothetical effect on the retained interests if there were unfavorable variations from the assumptions used.
     Key economic assumptions at November 30, 2004, were not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.





                                                                              Impact on Fair              Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.45%-1.55%                   $  5.8                         $  11.5
     Cumulative default rate................       1.85%-2.50%                   $  4.0                         $   7.9
     Annual discount rate...................          12.00%                     $  2.1                         $   4.2

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

                                                                    As of November 30            As of February 29 or 28
     (In millions)                                                 2004            2003           2004            2003
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $   2,379.9     $   2,153.9      $  2,200.4     $  1,859.1
     Loans held for sale or investment.....................          39.3            36.4            48.2           19.6
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $   2,419.2     $   2,190.3      $  2,248.6     $  1,878.7
                                                              ============================================================
     Accounts 31+ days past due............................   $      38.5     $      35.2      $     31.4     $     27.6
     Past due accounts as a percentage of
             ending managed receivables....................           1.59%           1.61%           1.40%          1.47%


                                                                       Three Months                    Nine Months
                                                                     Ended November 30              Ended November 30
    (In millions)                                                  2004            2003            2004           2003
    -----------------------------------------------------------------------------------------------------------------------
    Average managed receivables............................   $   2,407.2     $   2,161.4     $   2,357.3    $   2,057.4
    Credit losses on managed receivables...................   $       5.0     $       6.0     $      14.4    $      15.5
    Annualized credit losses as a percentage of
        average managed receivables........................           0.83%           1.11%           0.81%          1.00%




     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                             Three Months                   Nine Months
                                                                           Ended November 30             Ended November 30
     (In millions)                                                         2004         2003             2004         2003
     ------------------------------------------------------------------------------------------------------------------------
     o   Proceeds from new securitizations............................   $ 294.0      $  286.5        $  966.5       $ 918.5
     o   Proceeds from collections reinvested in
             revolving period securitizations.........................   $ 132.3      $  120.5        $  443.7       $ 400.2
     o   Servicing fees received......................................   $   6.2      $    5.5        $   18.2       $  15.7
     o   Other cash flows received from retained interests:
             Interest-only strip receivables..........................   $  20.6      $   23.8        $   62.6       $  59.4
             Cash reserve releases, net...............................   $   3.0      $    6.8        $   13.9       $  15.0


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

     Financial Covenants and Performance Triggers. Certain securitization agreements include various financial covenants and performance triggers.
     For such agreements, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates, and delinquency rates. If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the securitizations. At November 30, 2004, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the third quarter of fiscal 2005, the company entered into seven 40-month amortizing interest rate swaps with initial notional amounts totaling approximately $315.5 million. The amortized notional amount of the interest rate swaps was reduced in the third quarter of fiscal 2005 in conjunction with the replacement of variable-rate securities in the warehouse facility with a $550 million fixed-rate public securitization that was completed in October 2004. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $368.6 million at November 30, 2004, and $551.8 million at February 29, 2004. At November
     30, 2004, the fair value of swaps was a net asset of $1.8 million, which was included in prepaid expenses and other current assets. At February 29, 2004, the fair value of swaps was a net liability of $2.0 million, which was included in accounts payable.



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

                                                                     Three Months Ended November 30
                                                       Pension Plan          Restoration Plan               Total
                                                       ------------          ----------------           ---------------
     (In thousands)                                   2004       2003        2004        2003           2004       2003
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $1,624     $1,382       $  91       $  58         $1,715     $1,440
     Interest cost..............................       538        420          62          31            600        451
     Expected return on plan assets.............      (392)      (223)          -           -           (392)      (223)
     Amortization of prior year
         service cost...........................         9          9          12           -             21          9
     Recognized actuarial loss..................       184        162          37          13            221        175
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $1,963     $1,750       $ 202       $ 102         $2,165     $1,852
                                                ===========================================================================



                                                                      Nine Months Ended November 30
                                                       Pension Plan          Restoration Plan                Total
                                                       ------------          ----------------           ---------------
     (In thousands)                                   2004       2003        2004        2003           2004       2003
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $4,932     $4,146        $251        $174         $5,183     $4,320
     Interest cost..............................     1,614      1,260         170          94          1,784      1,354
     Expected return on plan assets.............    (1,130)      (669)          -           -         (1,130)      (669)
     Amortization of prior year
         service cost...........................        27         27          12           -             39         27
     Recognized actuarial loss..................       552        486         113          39            665        525
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $5,995     $5,250        $546        $307         $6,541     $5,557
                                                ===========================================================================

     The company contributed $6.1 million to the pension plan during the quarter ended November 30, 2004. As of November 30, 2004, the company has contributed $7.4 million to the pension plan during fiscal 2005 and does not expect that any funding will be required to be made during the remainder of this fiscal year.







7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:
                                                                           Three Months                       Nine Months
                                                                         Ended November 30                 Ended November 30
     (In thousands except per share data)                               2004            2003              2004           2003
     -------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares..............................     104,070          103,647          103,978        103,428
     Dilutive potential common shares:
        Options..................................................       1,649            2,294            1,680          2,086
        Restricted stock.........................................          16               14               15             12
                                                                  ----------------------------      --------------------------
     Weighted average common shares
        and dilutive potential common shares.....................     105,735          105,955          105,673        105,526
                                                                  ============================      ==========================

     Net earnings available to common shareholders...............  $   18,045       $   19,053       $   83,234      $  93,923
     Basic net earnings per share................................  $     0.17       $     0.18       $     0.80      $    0.91
     Diluted net earnings per share..............................  $     0.17       $     0.18       $     0.79      $    0.89

     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of November
     30, 2004, options to purchase 3,015,740 shares of common stock with exercise prices ranging from $26.83 to $43.44 per share were outstanding and not included in the calculation. As of November 30, 2003, options to purchase 18,364 shares with exercise prices ranging from $35.23 to $43.44 per share were outstanding and not included in the calculation.

8.   Capital Leases
     --------------
     The company recorded capital leases for two superstores during the third quarter of fiscal 2005. The related capital lease obligations of $11.9 million were recorded in long-term debt.

9.   Recent Accounting Pronouncements
     --------------------------------
     In December 2004, the Financial Accounting Standards Board ("FASB") issued
     SFAS No. 123 (revised 2004), "Share-Based Payment". This revised statement sets forth accounting requirements for share-based compensation to employees, including employee stock purchase plans. The revised statement requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity based compensation issued to employees. The provisions of the original SFAS No. 123 remain in effect until the provisions of this revised statement are adopted. This revised statement is effective for all interim or annual periods beginning after
     June 15, 2005. The company is in the process of evaluating the impact of this statement on the company's financial position, results of operations and cash flows.









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

BUSINESS OVERVIEW

CarMax is the nation's leading specialty retailer of used vehicles. As of November 30, 2004, we operated 57 used car superstores in 27 markets, including
8 large markets and 19 mid-sized markets. We also operated 9 new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended November 30, 2004, we sold 238,200 used cars, representing 92% of the total 259,402 vehicles sold during that period.

Prior to October 1, 2002, CarMax was a wholly owned subsidiary of Circuit City
Stores, Inc. ("Circuit City"). On that date, CarMax was separated from Circuit
City through a tax-free transaction. As a result of the separation, CarMax, Inc.
became an independent, separately traded public company.

The CarMax consumer offer is unique in the auto retailing marketplace. It gives consumers a way to shop for cars the same way they shop for items at other
"big-box" retailers. Our consumer offer is structured around four core equities, including low, no-haggle prices; a broad selection; high quality; and customer-friendly service. We generate revenues, income, and cash flows by retailing used and new vehicles and associated items including vehicle financing, extended service plans, and vehicle repair service. A majority of the used vehicles we sell are purchased directly from consumers. Vehicles purchased through our appraisal process that do not meet our retail standards are sold at on-site wholesale auctions. Vehicle financing for prime-rated customers is provided through CarMax Auto Finance ("CAF") and Bank of America. Financing for qualifying nonprime-rated customers is provided through three third-party lenders, and financing for qualifying subprime-rated customers is provided through a third-party finance provider under a program rolled out to our entire store base in August 2004. We periodically test additional third-party lenders.

We are still at an early stage in the national rollout of our retail concept. We believe that the primary drivers for our earnings growth will be increased vehicle unit sales from comparable stores and from new stores as we expand geographically. We opened a total of eight superstores during the first nine months in fiscal 2005, representing an approximate 16% increase in our used car superstore base.

Fiscal 2005 Third Quarter Highlights
------------------------------------

In the third quarter of fiscal 2005, net sales and operating revenues increased
13% to $1.22 billion from $1.07 billion in the third quarter of fiscal 2004. Net earnings were $18.0 million, or $0.17 per share, in this year's third quarter, compared with $19.1 million, or $0.18 per share, in the prior year's quarter.




The 13% increase in net sales and operating revenues reflected:

* Sales from the new stores not yet included in the comparable store base, combined with a 2% increase in comparable store used unit sales, partially offset by a decrease in new car sales resulting from the disposal of several new car franchises.

* A 19% increase in wholesale vehicle sales, driven largely by improvements in the rate of appraisal purchases completed per appraisal offers made and higher wholesale prices.

Our third quarter gross profit margin improved modestly to 12.0% from 11.8% last year, as improvements in used and wholesale vehicle margins were partially offset by a decrease in other gross profit margins. Margins on used and wholesale vehicles benefited from continuing refinements to our appraisal cost recovery methodology. The lower margin on other sales and revenues resulted from higher service operations costs and from the subprime financing discount that partially offsets third-party finance fee revenue. CAF income increased to $20.4 million in this year's third quarter from $17.6 million last year, reflecting the total sales growth and a favorable adjustment in the valuation of our retained interests in securitized receivables. Selling, general, and administrative expenses as a percentage of sales (the "SG&A ratio") increased to 11.3% in this year's third quarter compared with 10.7% in last year's quarter.
The increase in the SG&A ratio primarily reflected the higher SG&A ratio at our newer stores, as well as store unit bonuses that were higher than originally expected. Newer stores that have not yet achieved mature sales rates make up a growing proportion of our store base.

Net cash provided by operations was $83.6 million in the first nine months of fiscal 2005 compared with $131.0 million in the same period last year. The decline related primarily to changes in inventory. In the first nine months of this fiscal year, inventories increased due to the increase in the store base.
In comparison, a higher-than-normal inventory balance at the beginning of fiscal
2004 contributed to a decrease in inventories by the end of the third quarter of fiscal 2004 despite new store openings.

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

Net Sales and Operating Revenues
--------------------------------

Components of net sales and operating revenues were as follows:

                                                         Three Months                                  Nine Months
                                                       Ended November 30                            Ended November 30
(In millions)                                 2004      %           2003      %             2004     %           2003      %
------------------------------------------------------------------------------------------------------------------------------
Used vehicle sales..................... $    926.0    76.2    $    797.8    74.4        $2,898.8   75.0      $2,626.6    75.5

New vehicle sales......................      114.2     9.4         122.7    11.4           388.5   10.1         398.7    11.5

Wholesale vehicle sales................      132.7    10.9         111.4    10.4           441.7   11.4         325.1     9.3

Other sales and revenues:
   Extended service plan revenues......       19.6     1.6          17.7     1.7            61.5    1.6          58.7     1.7
   Service department sales............       20.0     1.6          17.3     1.6            61.8    1.6          51.4     1.5
   Third-party finance fees............        3.2     0.3           4.7     0.4            12.0    0.3          15.0     0.4
   Appraisal purchase
      processing fees.................          --      --            --      --              --     --           5.3     0.2
                                        -------------------------------------------------------------------------------------
Total other sales and revenues.........       42.8     3.5          39.7     3.7           135.3    3.5         130.4     3.7
                                        -------------------------------------------------------------------------------------
Total net sales and operating
revenues............................... $  1,215.7   100.0    $  1,071.5   100.0        $3,864.2  100.0      $3,480.8   100.0
                                        =====================================================================================


Retail vehicle unit and dollar sales changes for the third quarter and first nine months of fiscal 2005 and 2004 were as follows:
                                                        Three Months                         Nine Months
                                                     Ended November 30                    Ended November 30
                                                    2004          2003                    2004         2003
                                                   --------------------------------------------------------
Vehicle units:
     Used vehicles..........................        15 %          13 %                     8 %         18 %
     New vehicles...........................        (6)%           1 %                    (3)%         (3)%
Total ......................................        13 %          12 %                     7 %         16 %

Vehicle dollars:
     Used vehicles..........................        16 %          16 %                    10 %         19 %
     New vehicles...........................        (7)%           4 %                    (3)%         (1)%
Total ......................................        13 %          14 %                     9 %         16 %


Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store retail sales in the store's fourteenth full month of operation. Comparable store retail unit and dollar sales changes for the third quarter and first nine months of fiscal 2005 and 2004 were as follows:





                                                       Three Months                          Nine Months
                                                     Ended November 30                    Ended November 30
                                                    2004          2003                   2004          2003
                                                   --------------------------------------------------------
Vehicle units:
     Used vehicles..........................         2 %           2 %                   (3) %          6 %
     New vehicles...........................        11 %           2 %                   12  %         (2)%
Total ......................................         2 %           2 %                   (2) %          5 %
Vehicle dollars:
     Used vehicles..........................         3 %           4 %                    (1)%          7 %
     New vehicles...........................         9 %           5 %                    11 %          0 %
Total ......................................         4 %           4 %                     0 %          6 %


Used Vehicle Sales. The increases in used vehicle sales during the third quarter
------------------
and first nine months of fiscal 2005 reflect the growth in our store base, partially offset by a decline in used vehicle comparable store sales year to date. We experienced stronger used unit sales growth in the third quarter than in the first half of the year, including an increase in used vehicle comparable store sales of two percent. During the quarter, used car wholesale prices fell in line with what we generally see during the autumn model-year-changeover period, which we believe contributed to our stronger sales performance. As we expected, the addition of a subprime lender contributed roughly three percent to third quarter used vehicle unit sales. This financing option was rolled out to all of our used car superstores in August 2004.

We also believe that we recovered some of the sales lost during the second quarter to severe weather in Florida and the southeastern United States. A calendar shift that moved the Saturday and Sunday of the traditionally strong
Labor Day weekend from the second quarter in fiscal 2004 to the third quarter in fiscal 2005 may have also contributed to our increase in comparable store sales during the third quarter.

New Vehicle Sales. Comparable store new vehicle sales in both the third quarter
-----------------
and the first nine months of fiscal 2005 were robust, reflecting the strength of the principal brands we represent - Chevrolet, DaimlerChrysler, Nissan, and
Toyota. Total new car sales declined during both periods due to the disposal of seven new car franchises from the beginning of fiscal 2004 through this third quarter. The Town Center Mitsubishi and Kenosha Ford new car franchises were disposed of during the third quarter of fiscal 2005.

Wholesale Vehicle Sales. Similar to the first two quarters, the third quarter
-----------------------
increase in wholesale vehicle sales was due in large part to enhancements to our systems support for buyers and the processes that our sales consultants use to deliver appraisals to customers. We believe that these enhancements have contributed to the increase in our rate of appraisal purchases completed per appraisal offers made. Additionally, the expansion of the company's store base and higher average wholesale prices added to the wholesale vehicle sales increase.

Other Sales and Revenues. Other sales and revenues include extended service plan
------------------------
revenues, service department sales, third-party finance fees, and, through the second quarter of fiscal 2004, appraisal purchase processing fees collected from customers on the purchase of their vehicles.

During the second quarter of fiscal 2004, the appraisal purchase processing fees were discontinued across our entire store base and replaced with an alternative method for recovering the costs of our appraisal and wholesale operations. The intent of the revised ACR method is to recover all costs, including the related costs of land where we hold vehicles before their sale at the wholesale auctions.

Overall, other sales and revenues growth is attributed to increases in extended service plan revenues, service, and third-party nonprime finance fees. The cost of providing subprime financing offset some of these increases. As is customary in the industry, subprime loan contracts are purchased from the company at a discount.

Supplemental information related to vehicle sales follows:

Page 17 or 28


Retail Unit Sales
-----------------
                                                       Three Months                                  Nine Months
                                                     Ended November 30                            Ended November 30
                                                 2004                2003                      2004               2003
                                               --------------------------                   ---------------------------
Used vehicles   ............................    58,908             51,361                    183,657            169,556
New vehicles    ............................     4,765              5,079                     16,365             16,804
                                               --------------------------                   ---------------------------
Total ......................................    63,673             56,440                    200,022            186,360
                                               ==========================                   ===========================

Average Retail Selling Prices
-----------------------------
                                                       Three Months                                  Nine Months
                                                     Ended November 30                            Ended November 30
                                                 2004                2003                     2004                2003
                                             ------------------------------               ------------------------------
Used vehicles...............................    $15,591            $15,393                  $15,650              $15,382
New vehicles................................    $23,804            $23,968                  $23,562              $23,566
Weighted average............................    $16,205            $16,165                  $16,297              $16,120

Retail Vehicle Sales Mix
------------------------
                                                         Three Months                                  Nine Months
                                                      Ended November 30                             Ended November 30
                                                   2004               2003                       2004               2003
                                                 -------------------------                     --------------------------
Vehicle units:
      Used vehicles.........................        93%                91%                        92%                91%
      New vehicles..........................         7                  9                          8                  9
                                                 -------------------------                     --------------------------
Total.......................................       100%               100%                       100%               100%
                                                 =========================                     ==========================

Vehicle dollars:
      Used vehicles.........................        89%                 87%                       88%                87%
      New vehicles..........................        11                  13                        12                 13
                                                 -------------------------                     --------------------------
Total.......................................       100%               100%                       100%               100%
                                                 =========================                     ==========================

Retail Stores.  In the third quarter of fiscal 2005, CarMax opened two superstores,
-------------
entering the Albuquerque,  N.Mex.,  market with a standard superstore and adding a satellite superstore in Richmond, Va.

The following tables provide detail on the CarMax retail stores and new car franchises:

                                              Estimate
    Store Mix                              Feb. 28, 2005         Nov. 30, 2004         Feb. 29, 2004         Nov. 30, 2003
--------------------------------------------------------------------------------------------------------------------------
Mega superstores(1)..........................    13                    13                     13                    13
Standard superstores(2)......................    29                    29                     24                    23
Satellite superstores(3).....................    16                    15                     12                    10
Co-located new car stores....................     3                     3                      3                     2
Stand-alone new car stores...................     0                     0                      0                     2
                                                --------------------------------------------------------------------------
Total........................................    61                    60                     52                    50
                                                ==========================================================================

(1) 70,000 to 95,000 square feet on 20 to 35 acres
(2) 40,000 to 60,000 square feet on 10 to 25 acres
(3) 10,000 to 20,000 square feet on 4 to 7 acres


Page 18 or 28



                                              Estimate
     New Car Franchises                    Feb. 28, 2005         Nov. 30, 2004         Feb. 29, 2004         Nov. 30, 2003
--------------------------------------------------------------------------------------------------------------------------
Integrated/co-located
     new car franchises......................     7                     9                     12                    12
Stand-alone new car franchises...............     0                     0                      0                     2
                                                --------------------------------------------------------------------------
Total........................................     7                     9                     12                    14
                                                ==========================================================================

Gross Profit Margin
-------------------

Gross profit margin and gross profit per unit were as follows:

                                                          Three Months                               Nine Months
                                                        Ended November 30                          Ended November 30
                                                   2004                2003                   2004               2003
                                              %(1)  $ per unit(2)%(1)  $ per unit(2)    %(1)  $ per unit(2) %(1)  $ per unit(2)
                                             ---------------------------------------    ---------------------------------------
Used vehicle gross profit margin............  11.2     1,765     10.9      1,693        11.6      1,826     11.3     1,754

New vehicle gross profit margin.............   3.7       886      3.8        925         3.7        866      3.9       914

Wholesale vehicle gross profit margin.......  11.8       440      9.9        338        11.4        428      9.8       335

Other gross profit margin...................  50.5       339     59.3        418        56.1        379     70.8       496
                                              --------------------------------------    --------------------------------------

Total gross profit margin...................  12.0     2,284     11.8      2,237        12.3      2,379     12.6     2,346
                                              ======================================    ======================================

(1) Calculated as a percentage of its respective sales or revenue.
(2) Calculated as category gross profit dollars divided by the respective units sold, except the other and total categories, which are divided by total retail units sold.

Used Vehicle Gross Profit Margin. Used vehicle gross profit dollars per unit
--------------------------------
increased 4% in the three months and nine months ended November 30, 2004, compared with the same periods in the prior year reflecting continuing refinements to the appraisal cost recovery methodology.

New Vehicle Gross Profit Margin. New vehicle gross profit dollars per unit for
-------------------------------
the three months and nine months ended November 30, 2004, decreased compared with the same periods in the prior year, as a result of the heightened competitive market with strong manufacturers' incentives.

Wholesale Vehicle Gross Profit Margin. As compared with the same periods last
-------------------------------------
year, the wholesale vehicle gross profit dollars per unit for the three months and nine months ended November 30, 2004, increased primarily as a result of the continued refinements in the ACR methodology.

Other Gross Profit Margin. The gross profit margin on other sales and revenues
-------------------------
for the three months and nine months ended November 30, 2004, decreased compared with the same periods in the prior year. This decline was attributed to higher service costs during the quarter and the impact of subprime financing discounts that partially offset third-party finance fees.

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

For the third quarter and first nine months of fiscal 2005 and 2004, respectively, CarMax Auto Finance income was as follows:

                                                       Three Months Ended November 30          Nine Months Ended November 30
(In millions)                                           2004     %         2003     %          2004      %        2003     %
------------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)........................ $     14.3   4.1   $    12.9    3.8    $     44.8    3.8  $     50.8   4.7
                                                   -----------------------------------    -----------------------------------

Other income: (2)
     Servicing fee income.........................        6.2   1.0         5.6    1.0          18.3    1.0        16.0   1.0
     Interest income..............................        4.9   0.8         3.4    0.6          14.3    0.8        12.4   0.8
                                                   -----------------------------------    -----------------------------------
Total other income................................       11.1   1.8         9.0    1.7          32.6    1.8        28.5   1.8
                                                   -----------------------------------    -----------------------------------

Direct expenses: (2)
     CAF payroll and fringe benefit expense.......        2.3   0.4         2.0    0.4           6.8    0.4         6.0   0.4
     Other direct CAF expenses....................        2.7   0.4         2.1    0.4           7.6    0.4         7.2   0.5
                                                   -----------------------------------    -----------------------------------
Total direct expenses.............................        5.0   0.8         4.2    0.8          14.4    0.8        13.2   0.9
                                                   -----------------------------------    -----------------------------------

CarMax Auto Finance income (3).................... $     20.4   1.7   $    17.6    1.6    $     63.0    1.6  $     66.1   1.9
                                                   ===================================    ===================================

Loans sold........................................ $    353.0         $   338.0           $  1,173.4         $  1,074.4
Average managed receivables....................... $  2,407.2         $ 2,161.4           $  2,357.3         $  2,057.4
Net sales and operating revenues.................. $  1,215.7         $ 1,071.5           $  3,864.2         $  3,480.8
Ending managed receivable balance................. $  2,419.2         $ 2,190.3           $  2,419.2         $  2,190.3

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

For the third quarter, CAF income increased to $20.4 million from $17.6 million in last year's third quarter. Current year results included a favorable adjustment in the valuation of the retained interest in securitized receivables.
This adjustment reflects lower loss assumptions on certain newer pools of securitized receivables and contributed approximately 1 cent to EPS in the quarter. Including this valuation adjustment, gain as a percent of loans sold was 4.1%. Excluding the impact of this adjustment, gain as a percent of loans sold was 3.6%, which is at the lower end of the range we consider normal and consistent with our expectations. The prior year's third quarter gain as a percent of loans sold was 3.8%. The increase in other income and other direct expenses, was proportionate to the increase in managed receivables.

For the first nine months, CAF income decreased to $63.0 million in fiscal 2005 from $66.1 million in fiscal 2004. Current year results included favorable impacts from both the repurchase and subsequent sale into the warehouse facility of the receivables related to the 2001-1 securitization, and the adjustment in the valuation of the retained interest in securitized receivables. Excluding the impact of both of these events, gain as a percent of loans sold was 3.7% for fiscal 2005 compared with 4.7% for the same period in fiscal 2004. As anticipated, the decrease in CAF income resulted primarily from a return to more normal gain spread levels, as CAF's cost of funds has increased more rapidly than consumer loan rates during the first nine months of this year. The increase in other income and direct expenses compared with the same period in the prior year, was proportionate to the increase in managed receivables.

In May 2004, CAF exercised its option to repurchase the remaining balance outstanding related to the 2001-1 securitization and sold the underlying receivables into the warehouse facility. These loans carried relatively high interest rates that, combined with a relatively low short-term funding cost, resulted in an earnings benefit of approximately 1 cent to EPS when the remaining loans were sold into the warehouse facility. This benefit was included in the first quarter gains on loans sold.

In November 2004, a favorable adjustment in the valuation of the retained interest in securitized receivables was recognized. This adjustment reflects lower loss assumptions on certain newer pools of securitized receivables and contributed approximately 1 cent to EPS during the third quarter and is included in gains on loans sold. We believe the lower loss rates are the result of a combination of factors including the implementation of a new credit scorecard in the fourth quarter of 2002.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is shown in the following tables:

                                                                      As of November 30            As of February 29 or 28
(In millions)                                                      2004             2003            2004            2003
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................    $  2,379.9      $  2,153.9       $  2,200.4     $  1,859.1
Loans held for sale or investment..........................          39.3            36.4             48.2           19.6
                                                              -------------------------------------------------------------
Ending managed receivables.................................      $2,419.2      $  2,190.3       $  2,248.6     $  1,878.7
                                                              =============================================================
Accounts 31+ days past due.................................    $     38.5      $     35.2       $     31.4     $     27.6
Past due accounts as a percentage of
ending managed receivables.................................           1.59%           1.61%            1.40%          1.47%


                                                                       Three Months                     Nine Months
                                                                    Ended November 30                Ended November 30
(In millions)                                                     2004             2003            2004            2003
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables................................   $   2,407.2     $   2,161.4       $  2,357.3     $  2,057.4
Credit losses on managed receivables.......................   $       5.0     $       6.0       $     14.4     $     15.5
Annualized credit losses as a percentage of
average managed receivables................................           0.83%           1.11%            0.81%          1.00%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interests, earnings could be impacted. Annualized losses as a percentage of average managed receivables decreased for the three and nine month periods ended November 30, 2004, compared to the same periods in fiscal 2004. We believe the lower loss rates are the result of a combination of factors including the implementation of a new credit scorecard in the fourth quarter of 2002.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general, and administrative expenses as a percentage of sales and operating revenues were 11.3% in the third quarter of fiscal 2005 compared with 10.7% in the third quarter of the prior year. The increase primarily reflected the higher SG&A expenses at newer stores, which make up a growing portion of our store base. The higher SG&A ratio also reflected higher than expected store unit bonuses as sales were stronger than anticipated. At the beginning of the quarter, store bonus targets were set in line with original expectations for the quarter.




For the nine months ended November 30, 2004, the SG&A ratio increased to 10.4% from 10.1% for the same period in the prior fiscal year. This increase was primarily due to the deleveraging impact of lower comparable store used unit sales experienced during the first half of fiscal 2005 and the higher SG&A expenses at newer stores.

Income Taxes
------------

The effective income tax rate was 39.0% in the third quarter and first nine months of fiscal 2005 and 38.5% in the same periods of fiscal 2004. The increase resulted from geographic expansion into states with higher income tax rates, including having a larger percentage of stores located in unitary tax states.

Operations Outlook
------------------

In addition to the five standard-sized superstores and three satellite superstores opened during the first three quarters of fiscal 2005, the company opened a satellite superstore in the Miami, Fla., market on December 1, 2004. No additional superstore openings are planned during the remainder of fiscal 2005.

In September 2004, we returned our Mitsubishi franchise in Atlanta, Ga., to the manufacturer, and in November 2004, we sold our Ford franchise in Kenosha, Wis.
In December 2004, we returned our remaining two Mitsubishi new car franchises.
The sale or return of integrated new car franchises creates more space for used car sales expansion, which is more profitable for us.

We continue to believe that comparable store used unit sales growth is a primary driver of CarMax's profitability. For the fourth quarter of fiscal 2005, we anticipate comparable store used vehicle unit sales in the range of 2% to 7% and net earnings per share in the range of 19 cents to 23 cents. These expectations assume no abnormal winter weather events and take into consideration the improved sales trends since September 2004 and the adverse calendar shifts in the fourth quarter.

CAF's income will continue to be affected by changes in the interest rate environment. For the balance of the year, we expect that CAF gain spreads will be around the lower end of the 3.5% to 4.5% normalized range.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 9 of the Notes to the Consolidated Financial Statements set forth elsewhere in this report.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. For the first nine months of fiscal 2005, CarMax generated
--------------------
cash from operating activities of $83.6 million. In the same period last year,
CarMax generated cash from operating activities of $131.0 million. This decrease resulted primarily from changes in inventory and accounts payable, partially offset by decreases in automobile loan receivables held for sale and retained interests in securitized receivables.

Inventory increased $37.6 million in the first nine months of fiscal 2005, primarily as a result of the continued growth of our store base, partially offset by the disposition of three new car franchises. Inventory declined by $16.7 million in the first nine months of fiscal 2004, reflecting a higher-than-normal inventory balance at the start of that year resulting from weather-impeded sales in February 2003 and the disposition of three new car franchises, partially offset by the addition of six used car superstores.

Automobile loan receivables held for sale decreased by $15.2 million in the first nine months of fiscal 2005 compared with a $15.4 million increase in the first nine months of fiscal 2004. The amount of receivables held for sale is highly dependent on the timing of the quarter-end relative to the dates of the securitization transactions. Retained interests in securitized receivables decreased $14.4 million in the first nine months of fiscal 2005. The decrease was due to a return to more normal gain spread levels, as CAF's cost of funds has increased more rapidly than consumer loan rates during the first nine months of this year. In the same period last year, retained interests in securitized receivables remained relatively flat.

Investing Activities. Net cash used in investing activities was $123.7 million
--------------------
in the nine months ended November 30, 2004, compared with $64.7 million in the first nine months of last fiscal year. Capital expenditures were $176.3 million and $137.2 million for the nine months ended November 30, 2004 and 2003, respectively. The increase in capital expenditures reflects the increase in our store base associated with our growth plan. In the nine months ended November
30, 2004, the company received proceeds of approximately $40 million associated with the sale-leaseback of three properties. These transactions were structured as operating leases with initial lease terms of 20 years with four, five-year renewal options. Additionally, the company received $11.9 million in lessor-financed construction funds for two properties that were accounted for as capital leases.

Financing Activities. Net cash provided by financing activities was $4.2 million
--------------------
in the first nine months of fiscal 2005, compared with net cash used of $46.0 million in the first nine months of last fiscal year. In the first nine months of fiscal 2005, we increased short term debt by $1.9 million. In the first nine months of fiscal 2004, we utilized cash generated from operations to reduce short term debt by $49.8 million.

The aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements, totaled $2.38 billion at November 30, 2004, and $2.15 billion at November 30, 2003. At November 30, 2004, the warehouse facility limit was $825 million and unused warehouse capacity totaled $456 million. In June 2004, the warehouse facility was renewed and the expiration date was extended to June 2005. In October 2004, the company completed a public securitization of automobile loan receivables. The total value of the automobile loan receivables securitized through this public offering was $550 million. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

The company maintains a $300 million credit facility secured by vehicle inventory. As of November 30, 2004, the amount outstanding under this credit facility was $106.3 million, with the remainder fully available to the company.
This facility expires in May 2006.

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







                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          ----------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

Market Risk

Automobile Installment Loan Receivables. At November 30, 2004, and
---------------------------------------
February 29, 2004, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 5 of the Notes to Consolidated Financial Statements for a description of these items.

The total principal amount of ending managed receivables securitized or held for investment or sale as of November 30, 2004, and February 29, 2004, was as follows:

(In millions)                                                               November 30             February 29
----------------------------------------------------------------------------------------------------------------

Fixed-rate securitizations.............................................       $2,010.9                $1,647.9
Floating-rate securitizations
     synthetically altered to fixed....................................          368.6                   551.8
Floating-rate securitizations..........................................            0.4                     0.7
Held for investment (1)................................................           35.8                    29.4
Held for sale (2)......................................................            3.5                    18.8
                                                                           ---------------------------------------
Total..................................................................       $2,419.2                $2,248.6
                                                                           =======================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also are exposed to interest rate risk from changing
----------------------
interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material effect on our results of operations or cash flows for the three months and nine months ended November 30, 2004.








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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended November 30, 2004, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.




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

             3.3    CarMax, Inc. Bylaws, as amended and restated November 1,
                    2004, filed as Exhibit 3.1 to CarMax's Current Report on
                    Form 8-K, filed November 5, 2004 (File No. 1-31420), incorporated herein by this reference.

             10.1 CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated November 1, 2004, filed herewith.

             10.2 CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated November 1, 2004, filed herewith.

             10.3   Amended and Restated Security Agreement, dated as of
                    February 10, 2003, as amended, among CarMax Auto
                    Superstores, Inc., various other debtors, and DaimlerChrysler Services North America LLC, filed herewith.

             10.4 Guaranty, dated May 17, 2002, as amended, executed by certain CarMax, Inc. subsidiaries in favor of DaimlerChrysler Services North America LLC, filed herewith.

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

                             CARMAX, INC.


                             By:    /s/  Austin Ligon
                                --------------------------------------
                                Austin Ligon
                                President and
                                Chief Executive Officer



                             By:    /s/  Keith D. Browning
                                --------------------------------------
                                Keith D. Browning
                                Executive Vice President and
                                Chief Financial Officer

January 7, 2005






                                  EXHIBIT INDEX
                                  -------------

             10.1 CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated November 1, 2004, filed herewith.

             10.2 CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated November 1, 2004, filed herewith.

             10.3   Amended and Restated Security Agreement, dated as of
                    February 10, 2003, as amended, among CarMax Auto
                    Superstores, Inc., various other debtors, and DaimlerChrysler Services North America LLC, filed herewith.

             10.4 Guaranty, dated May 17, 2002, as amended, executed by certain CarMax, Inc. subsidiaries in favor of DaimlerChrysler Services North America LLC, filed herewith.

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