Form 10-K
period 2005-02-28
CARMAX INC
filed 2005-05-13
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

On August 31, 2004, there were 104,060,497 outstanding shares of CarMax, Inc. common stock, par value $0.50 per share. The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2004, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $2,037,504,531.

On March 31, 2005, there were 104,371,525 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Annual Report to Shareholders for the fiscal year ended February 28, 2005, and the Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Parts I, II, III, and IV of this Annual Report on Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2005

PART I

The company cautions readers that the statements contained in this Form 10-K regarding the company’s future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For a discussion of risks and uncertainties that may affect CarMax’s business, see “Cautionary Information About Forward-Looking Statements” on page 27 of the company’s 2005 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

In this document, “the company” and “CarMax” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

Item 1. Business

Availability of Reports and Other Information

The company’s website address is www.carmax.com. The company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after filing the material or furnishing it to the Securities and Exchange Commission. The contents of the company’s website are not, however, part of this report.

In addition, the company’s Corporate Governance Guidelines and Code of Conduct, as well as the charters of the Audit Committee, Nominating and Governance Committee, and Compensation and Personnel Committee, are available to shareholders and the public through the “Corporate Governance” link of the company’s investor information home page at http://investor.carmax.com. Any changes to these documents or waivers of the Code of Conduct will be promptly disclosed on the company’s website.

Business Overview

CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996. Its corporate offices are located at 4900 Cox Road, Glen Allen, Va. CarMax, Inc. is a holding company and its operations are conducted through its subsidiaries.

Under the ownership of Circuit City Stores, Inc. (“Circuit City”), CarMax began operations in 1993 when it opened its first superstore in Richmond, Va. In fiscal 1997, Circuit City created two common stock series, Circuit City Stores, Inc.–Circuit City Group common stock and Circuit City Stores, Inc.–CarMax Group (“CarMax Group”) common stock. On February 7, 1997, Circuit City completed an initial public offering of CarMax Group common stock, which was intended to track separately the performance of the CarMax operations. On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction in which each share of CarMax Group common stock was exchanged for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received a distribution of a 0.313879 share of CarMax, Inc. common stock for each Circuit City Group share owned. As a result of the separation, all of the businesses, assets, and liabilities of the former CarMax Group are held in CarMax, Inc., an independent, separately traded public company.

CarMax is the nation’s largest retailer of used cars. The company purchases, reconditions, and sells used vehicles. CarMax opened a total of 33 used car superstores through fiscal 2000 before slowing its geographic growth to focus on improving sales and profits. CarMax resumed geographic growth at the end of fiscal 2002 and through the end of fiscal 2005 opened an additional 25 used car superstores. The company also sells new vehicles under various franchise agreements. As planned, CarMax’s new car sales have become a smaller part of its business mix as it has divested 14 new car franchises over the past four fiscal years while aggressively growing its used car business. CarMax intends to operate the seven new car franchises it currently owns for the foreseeable future. In fiscal 2005, used vehicles represented 92% of the total retail vehicle units sold by CarMax.

CarMax provides its customers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers by offering a broad selection of high quality vehicles at low, no-haggle prices in a customer-friendly atmosphere. The company has separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions. CarMax provides an appraisal that allows current vehicle owners to sell their cars to CarMax regardless of their intent to purchase a vehicle from the company. CarMax also provides its customers with a full range of related services, including the financing of vehicle purchases through CarMax Auto Finance (“CAF”) and third-party lenders, the sale of extended service plans and accessories, and vehicle repair service. CAF, the company’s own finance operation, provides prime-rated financing to qualified customers for used and new car sales.

The CarMax process is designed to enable customers to evaluate separately each component of the sales process and to make informed decisions on each component based on comprehensive information about their options and the associated prices. The customer can take or leave any aspect of the offer without affecting the offer on the other steps in the sales process. CarMax’s no-haggle pricing and its commission structure, which is based on a fixed dollars-per-unit standard, allow its sales consultants to focus solely on meeting customer needs.

Industry and Competition. With calendar year 2004 sales of approximately $367 billion, used vehicles make up nearly half of the U.S. auto retail market, the largest retail segment of the economy. In calendar 2004, there were an estimated 42.5 million used vehicles sold compared with 16.9 million new vehicles. CarMax’s primary focus, late-model vehicles that are 1 to 6 years old, is estimated at approximately $265 billion in annual sales and 20 million units per year.

Automotive retailing is highly competitive. Consumers typically have many choices when deciding where to purchase a used or new vehicle. In both the used and new vehicle markets, CarMax seeks to distinguish itself from traditional dealerships through its consumer offer, sales approach, and other innovative operating strategies. The company’s primary competitors are the nation’s approximately 21,650 franchised new car dealers, which sell the majority of late-model used vehicles. CarMax also competes with independent dealers and private individuals.

The company believes that its principal competitive factors in used vehicle retailing are price; breadth of selection, including the more popular makes and models; quality of vehicles; location of retail sites; and degree of customer satisfaction with the car-buying experience. Customer satisfaction is driven by CarMax’s customer-friendly sales process, the quality of the used cars sold, and the services the company provides. CarMax’s Certified Quality Inspection assures that every vehicle offered for sale at CarMax meets stringent mechanical, electrical, and safety standards. Upon request by the customer, CarMax will transfer virtually any used vehicle in the company’s nationwide inventory to a local superstore. Transfers are free within a market; long distance transfers include a charge to cover transportation costs. CarMax backs every vehicle with a 5-day or 250-mile, money-back guarantee, and a 30-day limited warranty. Other competitive factors include the ability to offer or arrange customer financing on competitive terms and the comprehensiveness and cost of extended service plans. CarMax believes that it is competitive in all of these areas and that it enjoys advantages over competitors that employ traditional automotive selling methods.

CarMax’s sales consultants play a significant role in ensuring a customer-friendly sales process. A sales consultant is paid a commission based on a fixed dollars-per-unit standard. This ensures that the sales consultant’s primary objective is helping customers find the right cars for their needs at prices they can afford. In contrast, sales and finance personnel at traditional dealerships often receive higher commissions for negotiating higher prices and for steering customers toward vehicles with higher gross margins.

In the new vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers. Historically the new vehicle market has been served primarily by dealerships employing traditional high-pressure, negotiation-oriented sales techniques. The company believes its customer-friendly, low-pressure sales methods are points of competitive differentiation.

Marketing and Advertising. CarMax’s marketing strategies are focused on developing awareness of the advantages of shopping at its stores and on attracting customers who are already in the market to buy or sell a vehicle. The company uses market awareness and customer satisfaction surveys to help tailor its marketing efforts to the purchasing habits and preferences of customers in each market area. CarMax’s marketing strategies are implemented primarily through television and radio broadcasts, newspaper advertising, and www.carmax.com. Television and radio broadcast advertisements are designed to build consumer awareness of the CarMax name, carmax.com, and key components of the CarMax offer. Newspaper advertisements promote CarMax’s broad selection of vehicles and price competitiveness, targeting consumers with immediate purchase intentions. Both broadcast and newspaper advertisements are designed to drive customers to its stores and to the CarMax website.

The company’s website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle, and a sales channel for customers who prefer to complete a part of the shopping and sales process online. The CarMax website offers complete inventory and pricing search capabilities. Information on the more than 20,000 cars available in the CarMax nationwide inventory is updated daily. Carmax.com includes detailed information, such as pictures of each vehicle, prices, features, specifications, and store locations, as well as sorting and comparison features that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators, and an option to estimate trade-in values via a link with Kelley Blue Book. CarMax believes these features make it easier for consumers to meet all of their auto research needs on carmax.com. Customers can contact sales consultants online via carmax.com, by telephone, or by fax. Customers can work with these sales consultants from the comfort of home, including applying for financing, and need to visit the store only to sign the paperwork and pick up their vehicle.

Suppliers for Used Vehicles. CarMax acquires its used vehicle inventory directly from customers through its unique appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. The CarMax appraisal offer process enables the company to access the private market as its largest source for used vehicle inventory. Many vehicles purchased directly from consumers are among the highest quality used vehicles available in the market because they have been well maintained by their owners. In stores open for more than one year, CarMax generally acquires a larger portion of its used vehicle inventory directly from customers than from any other source. This buying strategy also helps provide an inventory of makes and models that reflects the tastes of the market.

CarMax has replaced the traditional “trade-in” transaction with a process in which CarMax-trained buyers appraise most vehicles and provide the vehicle’s owner with a written, guaranteed cash offer that is good for 7 days or 300 miles, whichever is first. An appraisal is available to every customer free of charge, whether or not the individual purchases a vehicle from CarMax. Because CarMax’s operating strategy is to build customer confidence and satisfaction by offering only high quality vehicles, fewer than half of the vehicles acquired through the appraisal process meet the company’s retail standards. Those vehicles that do not meet the retail standards are sold at the company’s in-store auctions.

CarMax buyers evaluate all used vehicles on the basis of their estimated wholesale value and reconditioning costs, and, for off-site purchases, cost of delivery to the store where they will be reconditioned. The inventory purchasing function is primarily performed at the store level and is the responsibility of the buyers. To decide which inventory to purchase at off-site auctions, CarMax’s buyers, in collaboration with its headquarters staff, rely on the extensive inventory and sales trend data available through the CarMax information system. The company’s inventory and pricing models help the buyers to tailor to the buying preferences at each superstore, recommend pricing adjustments, and optimize inventory turns to help maintain gross margin dollars per unit.

Based on consumer acceptance of the appraisal process at existing CarMax stores and CarMax’s experience and success to date in acquiring vehicles from auctions and other sources, CarMax believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

Suppliers for New Vehicles. CarMax operates seven new car franchises under separate agreements with manufacturers. New car operations are governed by the terms of the sales and service agreements with DaimlerChrysler, General Motors, Nissan, and Toyota. These agreements generally impose operating requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage, and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings, or a material breach of other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising, and management of a dealership franchised by those manufacturers.

Seasonality. CarMax’s business is seasonal. Most CarMax superstores experience their strongest traffic and sales in the spring and summer fiscal quarters. Sales and gross margins are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period. In the fall quarter, the new model year introductions and discounting on model year closeouts can cause rapid depreciation in used car pricing, particularly for late-model used cars. Seasonal patterns for car buying and selling may vary in different parts of the country, and as CarMax expands geographically, these differences could have an effect on the overall seasonal pattern of the company’s results. In addition, the growth in sales to subprime customers, whose buying activity tends to peak early in the tax refund season, could modestly affect the seasonality.

Products and Services

Merchandising. CarMax offers its customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices. CarMax’s used car selection covers popular brands from manufacturers such as DaimlerChrysler, Ford, General Motors, Honda, Mitsubishi, Nissan, and Toyota and luxury brands such as BMW and Lexus. The company’s primary focus is vehicles that are 1 to 6 years old, have fewer than 60,000 miles, and generally range in price from $10,000 to $31,000. Each vehicle must pass a comprehensive quality inspection that covers all major and minor mechanical systems and all safety functions as well as cosmetic criteria. For the more cost-conscious consumer, the company also offers used cars, branded “ValuMax,” that are more than 6 years old or have 60,000 miles or more and that generally range in price from $7,000 to $21,000. These older vehicles must pass a quality inspection covering the major mechanical systems and all safety functions.

CarMax has implemented an everyday low-price strategy under which it sets “no-haggle” prices on both its used and new vehicles. The company believes that its pricing is competitive with the best negotiated prices in the market. Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com, and in CarMax’s newspaper advertising. CarMax extends its no-haggle philosophy to every component of the vehicle transaction, including trade-ins, financing rates, accessories, extended service plan pricing, and vehicle documentation fees. In addition to selling new vehicles using the low, “no-haggle” price strategy, the franchise and dealer agreements generally allow CarMax to sell manufacturers’ brands, perform warranty work on these vehicles, and sell related parts and services within a specified market area. Designation of specified market areas generally does not guarantee exclusivity within a specified territory.

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

Service. All CarMax used car locations provide vehicle repair service, including used car extended service plan repairs. Factory-authorized service is also provided at all new car franchises. CarMax has developed systems and procedures that are intended to ensure that its retail repair service operations are conducted in the same customer-friendly and efficient manner as its other operations.

CarMax believes that the efficiency of its service and reconditioning operations is enhanced by its modern facilities, a technician mentoring process, and its compensation programs. The mentoring process and compensation programs are designed to increase the productivity of service technicians and result in reduced costs and higher-quality repairs. The experienced technicians in each store perform the more complicated repairs with assistance from apprentices, who also perform less complex functions on their own. Each technician receives a flat rate for each repair or service performed. CarMax is able to track the productivity of each technician through the company’s information system.

Customer Credit. CarMax provides prime-rated financing to qualified customers through the company’s own finance operation, CarMax Auto Finance, and through Bank of America. Offering customers a third-party alternative for prime loans enhances the CarMax consumer offer and helps to ensure that CAF remains competitive. In addition, DaimlerChrysler Services, General Motors Acceptance, Nissan Motors Acceptance, and Toyota Financial Services offer prime financing to qualified customers purchasing new vehicles at applicable CarMax locations. Nonprime financing is offered by TransSouth Financial, Wells Fargo Financial Acceptance, and AmeriCredit Financial Services. Subprime financing is offered by DRIVE Financial Services. CarMax has tested and will continue to test other third-party finance companies in order to expand the choices for its customers and increase discrete approvals.

Customers provide credit information that is electronically submitted by sales consultants through CarMax’s proprietary information system, first to CAF and Bank of America, and then, as necessary, to our nonprime and subprime lenders. Responses from the lenders are received quickly, generally in less than five minutes from prime lenders. The vehicle financings, or loans, are retail installment contracts secured by the vehicles financed. CarMax has no recourse liability on retail installment contracts arranged with third-party finance companies. Customers are permitted to refinance or pay off their loans within three business days of a purchase without incurring any finance or related charges. CarMax’s arrangements with its third-party finance companies, excluding DRIVE, provide for payment of a fee to CarMax at the time of financing, provided the loan is not paid in full within 90 days. As is customary in the subprime finance industry, DRIVE purchases the loan contracts at a discount.

Extended Service Plan Sales. At the time CarMax sells a vehicle, it offers the customer an extended service plan. Currently, in all the states in which CarMax operates, it sells these plans on behalf of unrelated third parties that are the primary obligors. Under these third-party service plan programs, CarMax has no contractual liability to the customer. The extended service plans have terms of coverage from 12 to 72 months. CarMax offers these extended service plans at low, fixed prices. All extended service plans sold by CarMax (other than manufacturers’ warranties) have been designed to CarMax specifications and are administered by third parties, through private-label arrangements under which CarMax receives a commission from the administrator at the time the extended service plan is sold.

All CarMax locations provide vehicle repair service including extended service plan repairs. CarMax’s extended service plan customers also have access to the third-party administrators’ nationwide network of approximately 14,000 independent service providers. CarMax believes that the quality of the services provided by this provider network, as well as the broad scope of its extended service plans, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

Systems

CarMax’s stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Customers can select a range of vehicles using information kiosks that display their choices and provide a map showing customers where their selections are located on the display lot. CarMax’s inventory management system tracks every retail vehicle through its CarMax life from purchase through reconditioning and test drives to ultimate sale. Bar codes are placed on each vehicle and on each on-site parking place. Daily scanning of bar codes tracks the movement of vehicles on the lot. An electronic gate on the lot and a radio frequency transmitter on each vehicle helps track vehicle test-drives and sales consultants. Online financing and computer-assisted document preparation ensures rapid completion of the sales transaction. Behind the scenes, CarMax’s proprietary store technology provides its management with real-time information about every aspect of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions, and sales consultant productivity.

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

In addition to inventory management, the company developed the Electronic Repair Order system (“ERO”), which is used by the service department. This system drives the sequencing of reconditioning procedures. ERO has reduced cycle time, and it provides information that will help increase quality and reduce costs, which further enhance our customer service and profitability.

Associates

On March 31, 2005, CarMax had 8,522 hourly and salaried associates and 2,653 sales associates who worked on a commission basis. Additional CarMax associates are employed during peak selling seasons. No CarMax employee is subject to a collective bargaining agreement. At March 31, 2005, CarMax’s 62 location general managers averaged 6 years of CarMax experience and more than 11 years of prior management experience.

Training. CarMax places special emphasis on attracting, developing, and retaining qualified associates and believes that its favorable working conditions and compensation programs allow it to attract and retain highly qualified individuals in each market the company enters. The company accomplishes this partly through its commitment to provide exceptional training to its associates. Store associates receive structured, self-paced training programs that introduce them to company policies and their specific job responsibilities through an intranet-based testing and tracking system. Most new store associates are assigned mentors who provide on-the-job guidance and support. The company uses a system of off-the-shelf products in conjunction with a learning management system to author, deliver, and track training events, and to measure learner competency before and after training. The company also provides comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians, and managers. All sales consultants receive extensive customer service training both initially and on an ongoing basis. Buyers-in-training (“BIT”) undergo a 6– to 18–month apprenticeship under the direction of experienced buyers and each BIT appraises more than one thousand cars before making his or her first independent purchase. The company also has implemented an apprentice training program in an effort to provide a stable future supply of qualified technicians. All technicians attend in-house training programs designed to develop their skills in performing routine repair services on the diverse makes and models of vehicles CarMax sells. Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair, and maintenance techniques for those manufacturers’ vehicles. The management training program includes rotations through each functional area. To the greatest extent possible, CarMax opens new stores with an experienced management team drawn from existing stores.

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

Item 2. Properties

Store Formats

CarMax conducts its used vehicle operations in three basic retail formats – mega, standard, and satellite superstores. However, the company’s current growth plan calls for only the construction of standard superstores and satellite superstores. Standard superstores are approximately 40,000 to 60,000 square feet on 10 to 25 acres. Satellite superstores are approximately 10,000 to 20,000 square feet on 4 to 7 acres. Mega superstores are approximately 70,000 to 95,000 square feet on 20 to 35 acres.

As of March 31, 2005, CarMax’s operations were conducted in 63 retail stores. The following table summarizes the company’s retail stores by format and location as of March 31, 2005:

	Used Car Superstores
	Mega	Standard	Satellite	Co-Located New Car Stores(1)	Total
Alabama	—	1	—	—	1
California	1	3	2	1	7
Florida	3	3	2	—	8
Georgia	1	2	1	—	4
Illinois	3	1	2	—	6
Indiana	—	1	1	—	2
Kansas	—	1	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	1	1	1	4
Nevada	—	1	1	—	2
New Mexico	—	1	—	—	1
North Carolina	—	3	3	—	6
South Carolina	—	2	—	—	2
Tennessee	—	3	—	—	3
Texas	4	4	2	—	10
Virginia	—	2	1	—	3
Wisconsin	—	—	1	1	2

Total	13	30	17	3	63

(1)	The company currently operates seven new car franchises. Three franchises are integrated within used car superstores, and they do not operate as separate stores. The remaining four franchises are operated from three new car stores that are co-located with used car superstores.

CarMax has financed the majority of its stores through sale-leaseback transactions, which have typically been executed within 6 to 12 months of the store opening date. As of March 31, 2005, the company leased 55 of its 63 retail stores and owned the remaining 8 stores. The company also owns land associated with future year store openings. CarMax owns land for its future corporate office building near Richmond, Va., which is under construction and scheduled to open during the third quarter of fiscal 2006. CarMax leases its current corporate offices, which are located near the site of the first CarMax retail store in Richmond.

CarMax operates 23 of its retail locations pursuant to various leases under which its former parent Circuit City was the original tenant and primary obligor. Circuit City had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available at that time to Circuit City as a large retailer. Circuit City has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, Circuit City remains contingently liable under the leases. In recognition of this ongoing contingent liability, CarMax made a one-time special dividend payment of $28.4 million to Circuit City on the October 1, 2002, separation date.

Expansion

CarMax has established a strong foundation for future growth based upon its unique knowledge of the used car market, its established presence in key locations, and its ability to execute its business plan in a market subject to continuous change.

CarMax continues to refine its operating strategies and has grown to be the nation’s largest retailer of used cars. CarMax believes that it is well positioned to succeed in the highly competitive automotive retail industry. Specifically, CarMax has enhanced its ability to identify profitable markets, determine the appropriate store formats to fit those markets, and effectively manage pricing and inventory mix.

During the next three fiscal years, the company plans to open superstores at an annual rate of approximately 15% to 20% of its used car superstore base. CarMax plans to open nine superstores in fiscal 2006, including five standard-sized stores and four satellite stores. The company will enter four new mid-sized markets in fiscal 2006, including Jacksonville, Fla.; Salt Lake City, Utah; Virginia Beach, Va.; and Wichita, Kans. Satellite superstore additions are planned for Independence (Kansas City market), Mo.; Miami Lakes (Miami market), Fla.; and Nashville, Tenn. CarMax also added both a standard superstore and a satellite superstore in the Los Angeles market in March 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2005.

Executive Officers of the Company

The following table identifies the executive officers of the company. The company is not aware of any family relationships among any executive officers of the company or between any executive officer and any director of the company. All executive officers are elected annually and serve for one year or until their successors are elected and qualify. The next election of officers will occur in June 2005.

Name	Age	Office
Austin Ligon	54	President, Chief Executive Officer, and Director
Keith D. Browning	52	Executive Vice President, Chief Financial Officer, and Director
Thomas J. Folliard	40	Executive Vice President, Store Operations
Michael K. Dolan	56	Senior Vice President, Chief Information Officer
Joseph S. Kunkel	42	Senior Vice President, Marketing and Strategy
Stuart A. Heaton	49	Vice President, General Counsel, and Corporate Secretary

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

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994. Mr. Folliard was promoted to vice president of merchandising in 1996, senior vice president of store operations in July 2000, and executive vice president of store operations in April 2001. He is responsible for the design and development of the unique CarMax purchasing process, the buyer-in-training program, and the in-store wholesale auction system.

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

Part II

With the exception of the information incorporated by reference to the 2005 Annual Report to Shareholders in Items 5, 6, 7, 7A, 8, and 9A of Part II and Item 15 of Part IV of this Form 10-K, the company’s 2005 Annual Report to Shareholders is not to be deemed filed as a part of this report.

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item is incorporated by reference to the sections titled “Stock Information,” “Quarterly Stock Price Range,” and “Dividend Policy” on page 49 of the company’s 2005 Annual Report to Shareholders.

The company did not repurchase any equity securities during the fourth quarter of its 2005 fiscal year.

Item 6. Selected Financial Data

The information required by this Item is incorporated by reference to the section titled “Selected Financial Data” on page 16 of the company’s 2005 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated by reference to the section titled “Management’s Discussion and Analysis” on pages 17 through 27 of the company’s 2005 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item is incorporated by reference to the sub-sections titled “Market Risk” and “Cautionary Information About Forward-Looking Statements” on pages 26 and 27 of the company’s 2005 Annual Report to Shareholders.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference to the sections titled “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Management’s Annual Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm” on pages 28 through 46 of the company’s 2005 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 44 and 46 of the company’s 2005 Annual Report to Shareholders.

Changes in Internal Controls

There was no change in the company’s internal control over financial reporting that occurred during the year ended February 28, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

With the exception of the information incorporated by reference from the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K, the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Company

The information concerning the company’s directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” appearing on pages 4 and 5 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information concerning the company’s executive officers required by this Item is incorporated by reference to the section in Part I hereof titled “Executive Officers of the Company” appearing on page 11 of this Form 10-K.

The information concerning the audit committee of the company’s board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information on the audit committee included in the sub-section titled “Committees of the Board” appearing on pages 8 and 9 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 12 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information concerning the company’s code of ethics (“Code of Conduct”) for senior management required by this Item is incorporated by reference to the section in Part I hereof titled “Availability of Reports and Other Information” appearing on page 4 of this Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” (excluding the information under the heading “Ten-Year History of Options” and “Performance Graph”) appearing on pages 15 through 22 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders. Additional information required by this Item is incorporated by reference to the sub-section titled “Director Compensation and Other Programs” on page 9 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section titled “Share Ownership Table” on pages 11 and 12 and the sub-section titled “Equity Compensation Plan Information” on page 17 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” appearing on page 22 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” appearing on page 24 of the company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of CarMax, Inc. and subsidiaries and the related Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 of this report:

(a)	Consolidated Statements of Earnings for the fiscal years ended February 28 or 29, 2005, 2004, and 2003

(b)	Consolidated Balance Sheets at February 28 or 29, 2005 and 2004

(c)	Consolidated Statements of Cash Flows for the fiscal years ended February 28 or 29, 2005, 2004, and 2003

(d)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 28 or 29, 2005, 2004, and 2003

(e)	Notes to Consolidated Financial Statements

(f)	Management’s Annual Report on Internal Control Over Financial Reporting

(g)	Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules. “Schedule II – Valuation and Qualifying Accounts and Reserves” as well as the accompanying Report of Independent Registered Public Accounting Firm on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 28 or 29, 2005, 2004, and 2003, are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto.

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

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMAX, INC.

By:	/s/ AUSTIN LIGON Austin Ligon President and Chief Executive Officer May 13, 2005	By:	/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President and Chief Financial Officer May 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ AUSTIN LIGON Austin Ligon President, Chief Executive Officer, and Director May 13, 2005	/s/ HUGH G. ROBINSON* Hugh G. Robinson Director May 13, 2005

/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director May 13, 2005	/s/ RICHARD L. SHARP * Richard L. Sharp Director May 13, 2005

/s/ JAMES F. CLINGMAN, JR.* James F. Clingman, Jr. Director May 13, 2005	/s/ THOMAS G. STEMBERG * Thomas G. Stemberg Director May 13, 2005

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director May 13, 2005	/s/ BETH A. STEWART* Beth A. Stewart Director May 13, 2005

/s/ W. ROBERT GRAFTON * W. Robert Grafton Director May 13, 2005	/s/ WILLIAM R. TIEFEL* William R. Tiefel Director May 13, 2005

/s/ WILLIAM S. KELLOGG * William S. Kellogg Director May 13, 2005

* By:	/s/ AUSTIN LIGON Austin Ligon Attorney-In-Fact

The original powers of attorney authorizing Austin Ligon and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged To Income	Charge-offs Less Recoveries	Balance at End of Year
Year ended February 28, 2003:
Allowance for doubtful accounts	$4,087	$733	$(2,730)	$2,090
Year ended February 29, 2004:
Allowance for doubtful accounts	$2,090	$2,803	$(2,744)	$2,149
Year ended February 28, 2005:
Allowance for doubtful accounts	$2,149	$3,903	$(2,472)	$3,580

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CarMax,	Inc.:

Under the date May 3, 2005, we reported on the consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2005, incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related CarMax, Inc. financial statement schedule (Schedule II) as listed in Item 15(a) 2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

May 3, 2005

INDEX TO EXHIBITS

2.1	Separation Agreement, dated May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 2.1 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.3	CarMax, Inc. Bylaws, as amended and restated January 18, 2005, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed January 21, 2005 (File No. 1-31420), is incorporated by this reference.

4.1	Rights Agreement, dated as of May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

10.1	Form of Employment Agreement between CarMax, Inc. and certain executive officers, including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 12, 2004 (File No. 1-31420), is incorporated by this reference.*

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated October 19, 2004, filed herewith.*

10.3	CarMax, Inc. 2002 Non-Employee Directors Stock Incentive Plan, as amended and restated May 6, 2005, filed herewith.

10.4	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated May 6, 2005, filed herewith.

10.5	CarMax, Inc. Annual Performance-Based Bonus Plan filed as Exhibit 10.9 to CarMax’s Registration Statement on Form S-4/A filed May 14, 2002 (File No. 333-85240), is incorporated by this reference.*

10.6	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated November 1, 2004, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q filed January 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.7	Amended and Restated Credit Agreement, dated as of February 10, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., Various Financial Institutions and DaimlerChrysler Services North America LLC, filed as Exhibit 10.8 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference. Certain non-material schedules and exhibits have been omitted from the agreement as filed. CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.**

10.8	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 24, 2003, among CarMax Auto Superstores, Inc., CarMax, Inc., DaimlerChrysler Services North America LLC, and Toyota Motor Credit Corporation, filed as Exhibit 10.9 to CarMax’s Annual Report on Form 10-K, filed May 29, 2003 (File No. 1-31420), is incorporated by this reference.

10.9	Amended and Restated Security Agreement, dated as of February 10, 2003, as amended, among CarMax Auto Superstores, Inc., various other debtors, and DaimlerChrysler Services North America LLC, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q filed January 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.10	Guaranty, dated May 17, 2002, as amended, executed by certain CarMax, Inc. subsidiaries in favor of DaimlerChrysler Services North America LLC, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q filed January 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.11	Amended and Restated Tax Allocation Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.2 to CarMax’s Current Report on Form 8-K filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.12	Transition Services Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.3 to CarMax’s Current Report on Form 8-K filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.13	Employee Benefits Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.4 to CarMax’s Current Report on Form 8-K filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.14	Confidentiality Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.5 to CarMax’s Current Report on Form 8-K filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.15	Amendment No. 1 to Transition Services Agreement dated as of August 21, 2003, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 10 to CarMax’s Quarterly Report on 10-Q, filed October 15, 2003 (File No. 1-31420), is incorporated by this reference.

10.16	Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed herewith. *

10.17	Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed herewith. *

10.18	Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith. *

10.19	Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith. *

10.20	Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed herewith. *

13.1	CarMax’s Annual Report to Shareholders for the fiscal year ended February 28, 2005, pages 16-46 and page 49, filed herewith.

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management contracts, compensatory plans, or arrangements of the company required to be filed as an exhibit.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the company’s approval for confidential treatment of omitted information pursuant to Rule 24b-A of the Exchange Act.