Form 10-Q
period 2005-05-31
CARMAX INC
filed 2005-07-11
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 2005

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

                Yes   X                       No
                    -----                        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                Yes   X                       No
                    -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at June 30, 2005
 ------------------------------------          ----------------------------
    Common Stock, par value $0.50                      104,512,221


An Index is included on Page 2 and a separate Exhibit Index is included on Page 29.



                                       CARMAX, INC. AND SUBSIDIARIES
                                       -----------------------------

                                             TABLE OF CONTENTS
                                             -----------------

                                                                                                Page
                                                                                                 No.
                                                                                                 ---
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 2005 and 2004                                     3

                     Consolidated Balance Sheets -
                     May 31, 2005, and February 28, 2005                                          4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2005 and 2004                                     5

                     Notes to Consolidated Financial Statements                                   6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                  14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     24

      Item 4.     Controls and Procedures                                                        25


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                              26

      Item 4.     Submission of Matters to a Vote of Security Holders                            26

      Item 6.     Exhibits                                                                       27


SIGNATURES                                                                                       28
----------


EXHIBIT INDEX                                                                                    29
-------------





                                             PART I. FINANCIAL INFORMATION

                                             ITEM 1. FINANCIAL STATEMENTS



                                             CARMAX, INC. AND SUBSIDIARIES
                                             -----------------------------
                                     Consolidated Statements of Earnings (Unaudited)
                                     -----------------------------------------------
                                          (In thousands except per share data)


                                                                                   Three Months Ended May 31

                                                                          2005         %(1)           2004       %(1)
                                                                         ------        ----          ------      ----
Sales and operating revenues:
     Used vehicle sales                                              $  1,203,805      76.3     $   985,375      74.4
     New vehicle sales                                                    134,093       8.5         136,765      10.3
     Wholesale vehicle sales                                              189,492      12.0         156,871      11.8
     Other sales and revenues                                              50,970       3.2          45,979       3.5
                                                                     ------------------------------------------------
Net sales and operating revenues                                        1,578,360     100.0       1,324,990     100.0
Cost of sales                                                           1,380,601      87.5       1,157,760      87.4
                                                                     ------------------------------------------------
Gross profit                                                              197,759      12.5         167,230      12.6
CarMax Auto Finance income (Notes 3 and 4)                                 27,071       1.7          21,816       1.6
Selling, general, and administrative expenses                             159,235      10.1         130,688       9.9
Interest expense                                                            1,194       0.1             493         -
Interest income                                                               135         -              53         -
                                                                     ------------------------------------------------
Earnings before income taxes                                               64,536       4.1          57,918       4.4
Provision for income taxes                                                 24,718       1.6          22,588       1.7
                                                                     ------------------------------------------------
Net earnings                                                         $     39,818       2.5     $    35,330       2.7
                                                                     ================================================

Weighted average common shares (Note 7):
     Basic                                                                104,387                   103,864
                                                                     ============               ===========
     Diluted                                                              106,185                   105,774
                                                                     ============               ===========
Net earnings per share (Note 7):
     Basic                                                           $       0.38               $      0.34
                                                                     ============               ===========
     Diluted                                                         $       0.37               $      0.33
                                                                     ============               ===========


(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.



                                             CARMAX, INC. AND SUBSIDIARIES
                                             -----------------------------
                                              Consolidated Balance Sheets
                                              ---------------------------
                                           (In thousands except share data)


                                                                                    May 31, 2005        February 28, 2005
                                                                                    ------------        -----------------
                                                                                    (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents (Note 2)                                                   $     33,518          $     29,099
Accounts receivable, net                                                                   79,970                76,167
Automobile loan receivables held for sale (Note 4)                                         35,559                22,152
Retained interest in securitized receivables (Note 4)                                     144,363               147,963
Inventory                                                                                 583,289               576,567
Prepaid expenses and other current assets                                                   4,975                13,008
                                                                                     ------------          ------------

Total current assets                                                                      881,674               864,956

Property and equipment, net                                                               439,091               406,301
Other assets                                                                               21,732                21,756
                                                                                     ------------          ------------

TOTAL ASSETS                                                                         $  1,342,497          $  1,293,013
                                                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                     $    177,952          $    170,646
Accrued expenses and other current liabilities                                             65,035                65,664
Accrued income taxes                                                                       25,408                 1,179
Deferred income taxes                                                                      24,602                26,315
Short-term debt                                                                            41,428                65,197
Current installments of long-term debt                                                    100,351                   330
                                                                                     ------------          ------------

Total current liabilities                                                                 434,776               329,331

Long-term debt, excluding current installments                                             28,315               128,419
Deferred revenue and other liabilities                                                     30,325                29,260
Deferred income taxes                                                                       4,315                 5,027
                                                                                     ------------          ------------

TOTAL LIABILITIES                                                                         497,731               492,037
                                                                                     ------------          ------------

Commitments and contingent liabilities (Note 6)                                                 -                     -

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 104,490,545 and
       104,303,375 shares issued and outstanding at
       May 31, 2005, and February 28, 2005, respectively                                   52,245                52,152
Capital in excess of par value                                                            493,043               489,164
Retained earnings                                                                         299,478               259,660
                                                                                     ------------          ------------

TOTAL SHAREHOLDERS' EQUITY                                                                844,766               800,976
                                                                                     ------------          ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  1,342,497          $  1,293,013
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





                                        CARMAX, INC. AND SUBSIDIARIES
                                        -----------------------------
                                Consolidated Statements of Cash Flows (Unaudited)
                                -------------------------------------------------
                                                (In thousands)


                                                                                Three Months Ended May 31
                                                                              2005                    2004
                                                                          -----------             -----------
Operating Activities:
---------------------
Net earnings                                                              $   39,818              $   35,330
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                              5,926                   4,282
    Amortization of restricted stock awards                                       20                      31
    Loss (gain) on disposition of assets                                          12                     (62)
    Provision for deferred income taxes                                       (2,425)                   (193)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                   (3,803)                (20,266)
       Increase in automobile loan receivables held
         for sale                                                            (13,407)                 (6,356)
       Decrease in retained interest in securitized
         receivables                                                           3,600                  19,557
       Increase in inventory                                                  (6,722)                (57,605)
       Decrease in prepaid expenses and
         other current assets                                                  8,033                   1,691
       Decrease in other assets                                                   24                      32
       Increase in accounts payable, accrued
         expenses and other current liabilities,
         and accrued income taxes                                             33,118                  25,336
       Increase in deferred revenue and other liabilities                        688                     847
                                                                          ----------              ----------
Net cash provided by operating activities                                     64,882                   2,624
                                                                          ----------              ----------

Investing Activities:
---------------------
Purchases of property and equipment                                          (55,056)                (46,455)
Proceeds from sales of assets                                                 16,705                  18,790
                                                                          ----------              ----------
Net cash used in investing activities                                        (38,351)                (27,665)
                                                                          ----------              ----------


Financing Activities:
---------------------
(Decrease) increase in short-term debt, net                                  (23,769)                 23,736
Payments on long-term debt                                                       (83)                      -
Equity issuances, net                                                          1,740                   1,338
                                                                          ----------              ----------
Net cash (used in) provided by financing activities                          (22,112)                 25,074
                                                                          -----------             ----------

Increase in cash and cash equivalents                                          4,419                      33
Cash and cash equivalents at beginning of year                                29,099                  61,643
                                                                          ----------              ----------
Cash and cash equivalents at end of period                                $   33,518              $   61,676
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





                          CARMAX, INC. AND SUBSIDIARIES
                          -----------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Background
     ----------

     CarMax, Inc. ("CarMax" and "the company"), including its wholly owned subsidiaries, is the largest retailer of used cars and light trucks in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, "no-haggle" prices using a customer-friendly sales process in an attractive, modern sales facility.
     CarMax also sells new vehicles under various franchise agreements. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax
     Auto Finance ("CAF"), and third-party lenders; the sale of extended service plans; and vehicle repair service.

2.   Accounting Policies
     -------------------

     Principles of Consolidation. CarMax's consolidated financial statements conform to accounting principles generally accepted in the United States of America. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments necessary for a fair presentation of the interim consolidated financial statements, have been included. All significant intercompany balances and transactions have been eliminated in consolidation.

     The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005. The Notes to Consolidated Financial Statements contained in the Annual Report should be read in conjunction with these consolidated financial statements.

     Cash and Cash Equivalents. Cash equivalents of $18.1 million at May 31,
     2005, and $18.0 million at February 28, 2005, consisted of highly liquid debt securities with original maturities of three months or less. Included in cash equivalents at May 31, 2005, and February 28, 2005, were restricted cash deposits of $12.0 million, which were associated with certain insurance deductibles.

     Stock-Based Compensation. The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
     Issued to Employees," and related interpretations. Under this opinion and related interpretations, compensation expense is recorded on the date of grant and amortized over the period of service only if the market value of the underlying stock on the grant date exceeds the exercise price. No stock option-based employee compensation cost is reflected in net earnings, as options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and net earnings per share as if the fair-value-based method of accounting had been applied to all outstanding stock awards in each reported period:


                                                                                 Three Months Ended May 31
     (In thousands except per share data)                                          2005            2004
     ---------------------------------------------------------------------------------------------------------

     Net earnings, as reported.............................................   $   39,818         $   35,330

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects........................        2,785              2,607
                                                                              --------------------------------

     Pro forma net earnings................................................   $   37,033         $   32,723
                                                                              ================================

     Earnings per share:
         Basic, as reported................................................   $     0.38         $     0.34
         Basic, pro forma..................................................   $     0.35         $     0.32

         Diluted, as reported..............................................   $     0.37         $     0.33
         Diluted, pro forma................................................   $     0.35         $     0.31

     The pro forma effect on the first quarter of fiscal 2006 and prior periods may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CAF, originates prime-rated financing for qualified customers at competitive market rates of interest. Throughout each month, the company sells substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the company's cost of funds. A gain, recorded at the time of each securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:
                                                                                      Three Months Ended May 31
     (In millions)                                                                       2005           2004
     --------------------------------------------------------------------------------------------------------------

     Gains on sales of loans......................................................    $  20.5          $ 15.5
                                                                                      -----------------------------

     Other CAF income:
        Servicing fee income......................................................        6.6             6.0
        Interest income...........................................................        5.0             5.0
                                                                                      -----------------------------
     Total other CAF income.......................................................       11.7            11.0
                                                                                      -----------------------------

     Direct CAF expenses:
        CAF payroll and fringe benefit expense....................................        2.4             2.2
        Other direct CAF expenses.................................................        2.7             2.5
                                                                                      -----------------------------
     Total direct CAF expenses....................................................        5.1             4.7
                                                                                      -----------------------------

     CarMax Auto Finance income...................................................    $  27.1          $ 21.8
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

4.   Securitizations
     ---------------

     The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CAF. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to the company's assets. The company's risk is limited to the retained interest on the company's consolidated balance sheets. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. Prior to this quarter, the earnings impact of refinancing receivables in a public securitization had not been significant to the operation of the company. During the first quarter of fiscal 2006, the company recognized a benefit of $0.01 per share related to the 2005-1 public securitization. However, because securitization market conditions and structures could change over time, this may not be representative of the potential impact of future securitizations.

     The transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

                                                                                     Three Months Ended May 31
     (In millions)                                                                     2005              2004
     -------------------------------------------------------------------------------------------------------------
     Net loans originated.......................................................    $  436.5         $   386.0
     Loans sold.................................................................    $  474.6         $   430.6
     Gains on sales of loans....................................................    $   20.5         $    15.5
     Gains on sales of loans as a percentage of loans sold......................         4.3%              3.6%


     Retained Interest. The company retains an interest in the automobile loan receivables that it securitizes. The retained interest, presented as a current asset on the company's consolidated balance sheets, serves as a credit enhancement for the benefit of the investors in the securitized receivables. The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or "interest-only strip receivables," the restricted cash on deposit in various reserve accounts, and an undivided ownership interest in the receivables securitized through the warehouse facility and certain public securitizations, or "required excess receivables," as described below. On a combined basis, the cash reserves and required excess receivables are generally 2% to 4% of managed receivables. The special purpose entities and the investors have no recourse to the company's assets. The company's risk is limited to the retained interest on the company's consolidated balance sheets. The fair value of the retained interest may fluctuate depending on the performance of the securitized receivables.



     The fair value of the retained interest was $144.4 million as of May 31, 2005, and $148.0 million as of February 28, 2005. The retained interest had a weighted average life of 1.5 years as of May 31, 2005, and February 28, 2005. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of pre-payable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of the retained interest.

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

     Restricted cash. Restricted cash represents amounts on deposit in various
     ---------------
     reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company's securitizations requires that an amount equal to a specified percentage of the initial receivables balance be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, an amount equal to that excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. The amount on deposit in restricted cash accounts was $28.9 million as of May 31, 2005, and $33.5 million as of February 28,
     2005.

     Required excess receivables. The warehouse facility and certain public
     ---------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors.
     The required excess receivables balance represents this specified amount.
     Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. The unpaid principal balance related to the required excess receivables was $40.1 million as of May 31,
     2005, and $44.3 million as of February 28, 2005.

     Key Assumptions Used in Measuring the Retained Interest and Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at May 31, 2005, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.
     Key economic assumptions at May 31, 2005, were not materially different from assumptions used to measure the fair value of the retained interest at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.





                                                                              Impact on Fair                Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.44%-1.50%                     $5.3                         $  10.6
     Cumulative default rate................       1.60%-2.16%                     $4.3                         $   8.7
     Annual discount rate...................             12.0%                     $2.2                         $   4.3

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

     Cumulative default rate. The cumulative default rate, or "static pool" net
     -----------------------
     losses, is calculated by dividing the total projected credit losses of a pool of receivables by the original pool balance.

     Continuing Involvement with Securitized Receivables. The company continues to manage the automobile loan receivables that it securitizes. The company receives servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the company for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded. The company is at risk for the retained interest in the securitized receivables. If the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.
     Supplemental information about the managed receivables is shown in the following tables:

                                                                      As of May 31               As of February 28 or 29
     (In millions)                                                 2005            2004           2005            2004
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $   2,499.0     $   2,283.2        $2,427.2       $2,200.4
     Loans held for sale or investment.....................          81.9            55.0            67.7           48.2
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $   2,580.9     $   2,338.2        $2,494.9       $2,248.6
                                                              ============================================================
     Accounts 31+ days past due............................   $      34.5     $      35.3        $   31.1       $   31.4
     Past due accounts as a percentage of
         ending managed receivables........................          1.34%           1.51%           1.24%          1.40%


                                                                                     Three Months Ended May 31
    (In millions)                                                                      2005             2004
    ---------------------------------------------------------------------------------------------------------------
    Average managed receivables.................................................   $   2,537.1     $   2,299.8
    Credit losses on managed receivables........................................   $       3.1     $       4.0
    Annualized credit losses as a percentage of
        average managed receivables.............................................          0.49%           0.70%




     Selected Cash Flows from Securitized Receivables. The table below summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                                       Three Months Ended May 31
     (In millions)                                                                    2005              2004
     --------------------------------------------------------------------------------------------------------------
     o   Proceeds from new securitizations......................................   $    407.5       $    375.5
     o   Proceeds from collections reinvested in
             revolving period securitizations...................................   $    171.2       $    144.1
     o   Servicing fees received................................................   $      6.5       $      5.9
     o   Other cash flows received from the retained interest:
             Interest-only strip receivables....................................   $     23.9       $     23.6
             Cash reserve releases, net.......................................     $      8.9       $      9.9


     Proceeds from new securitizations. Proceeds from new securitizations
     ---------------------------------
     includes proceeds from receivables newly securitized through the warehouse facility during the period. Proceeds from receivables previously securitized through the warehouse facility that are periodically refinanced in public securitizations are not considered proceeds from new securitizations for this table. Proceeds from receivables repurchased from public securitizations and refinanced through the warehouse facility are included in proceeds from new securitizations and totaled $51.5 million in the first quarter of fiscal 2006 and $51.0 million in the first quarter of fiscal 2005.

     Proceeds from collections. Proceeds from collections reinvested in
     -------------------------
     revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

     Servicing fees. Servicing fees received represent cash fees paid to the
     --------------
     company to service the securitized receivables.

     Other cash flows received from the retained interest. Other cash flows
     ----------------------------------------------------
     received from the retained interest represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from restricted cash accounts.

     Financial Covenants and Performance Triggers. Certain securitization agreements include various financial covenants and performance triggers.
     For such agreements, the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge coverage ratio. Certain securitized receivables must meet performance tests relating to portfolio yield, default rates, and delinquency rates. If these financial covenants and/or performance tests are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the securitizations. At May 31, 2005, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the first quarter of fiscal 2006, the company entered into six 40-month amortizing interest rate swaps and one
     17-month amortizing interest rate swap with initial notional amounts totaling $425.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $452.6 million at May 31, 2005, and $662.1 million at February 28, 2005. At May
     31, 2005, the fair value of swaps was a net liability of $0.7 million,


     which was included in accounts payable. At February 28, 2005, the fair value of swaps was a net asset of $5.4 million, which was included in prepaid expenses and other current assets.

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

6.   Retirement Plans
     ----------------

     The company has a noncontributory defined benefit pension plan (the
     "pension plan") covering the majority of full-time employees. The company also has an unfunded nonqualified plan (the "restoration plan") that restores retirement benefits for certain senior executives who are affected by the Internal Revenue Code limitations on benefits provided under the pension plan. The liabilities for these plans are included in accrued expenses and other current liabilities in the consolidated balance sheets.
     The company uses a fiscal year end measurement date for both the pension plan and the restoration plan. The components of net pension expense were as follows:

                                                                        Three Months Ended May 31
                                                      Pension Plan          Restoration Plan                Total
                                                      ------------          ----------------         ------------------
     (In thousands)                                 2005       2004         2005        2004           2005       2004
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $2,126     $1,684         $94         $80         $2,220     $1,764
     Interest cost..............................       699        538          65          54            764        592
     Expected return on plan assets.............      (493)      (352)         --          --           (493)      (352)
     Amortization of prior year
         service cost...........................         9          9           6          --             15          9
     Recognized actuarial loss..................       240        184          34          38            274        222
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $2,581     $2,063        $199        $172         $2,780     $2,235
                                                ===========================================================================

     The company did not make a contribution to the pension plan during the first quarter of fiscal 2006. There are no minimum required contributions for the remainder of fiscal 2006. However, the company expects to contribute at least $4.0 million to the pension plan in fiscal 2006.

7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:
                                                                                          Three Months Ended May 31
     (In thousands except per share data)                                                   2005             2004
     ------------------------------------------------------------------------------------------------------------------

     Weighted average common shares...............................................        104,387           103,864
     Dilutive potential common shares:
        Options...................................................................          1,781             1,896
        Restricted stock..........................................................             17                14
                                                                                       --------------------------------
     Weighted average common shares
        and dilutive potential common shares......................................        106,185           105,774
                                                                                       ================================

     Net earnings available to common shareholders................................     $   39,818        $   35,330
     Basic net earnings per share.................................................     $     0.38        $     0.34
     Diluted net earnings per share...............................................     $     0.37        $     0.33



     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of May 31, 2005, options to purchase 25,904 shares of common stock with exercise prices ranging from $30.34 to $43.44 per share were outstanding and not included in the calculation. As of May 31, 2004, options to purchase
     2,116,895 shares with exercise prices ranging from $28.38 to $43.44 per share were outstanding and not included in the calculation.

8.   Recent Accounting Pronouncements
     --------------------------------

     SFAS No. 123R, "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock
     Issued to Employees." This new standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). In accordance with the revised statement, the company will be required to recognize the expense attributable to stock options effective with the company's 2007 fiscal year, beginning March 1, 2006. The company has not yet determined the impact of adopting SFAS 123R on its financial position, results of operations, or cash flows.





                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


The following Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in the company's Annual Report on Form
10-K for the fiscal year ended February 28, 2005.

In this discussion, "we," "our," "us," "CarMax," "CarMax, Inc.," and "the company" refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding.

BUSINESS OVERVIEW

CarMax is the nation's largest retailer of used vehicles. As of May 31, 2005, we operated 62 used car superstores in 28 markets, including 20 mid-sized markets, which we define as those with television viewing audiences between 1 million and
2.5 million people, and 8 large markets. We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended May 31, 2005, we sold 264,958 used cars, representing 93% of the total 285,354 vehicles the company sold at retail during that period.

We believe the CarMax consumer offer is unique in the auto retailing marketplace. Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other "big box" retailers. Our consumer offer is structured around four core equities: low, no-haggle prices; a broad selection;
high quality; and customer-friendly service. We generate revenues, income, and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans, and vehicle repair service. A majority of the used vehicles we retail are purchased directly from consumers.
Vehicles purchased through our appraisal process that do not meet our retail standards are sold at on-site wholesale auctions. CarMax provides prime-rated financing to qualified customers through CarMax Auto Finance ("CAF") and Bank of America. Nonprime financing is provided through three third-party lenders, and subprime financing is provided through a third-party lender under a program rolled out to our entire store base in August 2004. We periodically test additional third-party lenders. CarMax has no recourse liability for loans provided by third-party lenders. We sell extended service plans on behalf of unrelated third parties who are the primary obligors. We have no contractual liability to the customer under these third-party service plans. Extended service plan revenue represents commissions from the unrelated third parties.
Sales of new vehicles represented a decreasing percentage of our total revenues over the last several years as we divested new car franchises and added used car superstores.

We are still at an early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In fiscal 2006, we plan to open nine used car superstores, representing an approximate 16% increase in our store base.

Fiscal 2006 First Quarter Highlights
------------------------------------

  * Net sales and operating revenues increased 19% to $1.58 billion from $1.32 billion in the first quarter of fiscal 2005, while net earnings increased 13% to $39.8 million, or $0.37 per share, from $35.3 million, or $0.33 per share.
  * Total used vehicle units increased 19%, which included a 6% increase in comparable store used unit sales.


  * We opened four used car superstores in the first quarter, including two standard-sized superstores and two satellite superstores. Two of the stores were in Los Angeles, bringing our store count in this large market to five.
  * Our total gross profit margin of 12.5% was similar to the 12.6% reported in the first quarter of fiscal 2005, while total gross profit per unit was $2,480 in the current quarter versus $2,452 in the prior year's quarter. Declines in used vehicle gross profit margins were offset by an increase in wholesale vehicle gross profit margins.
  * CAF income increased 24% to $27.1 million from $21.8 million in the first quarter of fiscal 2005, reflecting a favorable valuation adjustment of our retained interest and the favorable terms of a new
         $617 million public securitization.
  * Selling, general, and administrative expenses as a percent of net sales and operating revenues (the "SG&A ratio") increased to 10.1% from 9.9% in the first quarter of fiscal 2005, reflecting the growing proportion of our store base that is comprised of stores not yet at base maturity and the March 30, 2005, rollout of marketwide advertising in Los
         Angeles. Stores generally have higher SG&A ratios during their first several years of operation.
  * We completed the sale-leaseback of one superstore for total proceeds of $16.7 million.
  * Net cash from operations increased to $64.9 million from $2.6 million in the first quarter of fiscal 2005, primarily reflecting changes in inventory. Inventory increased by $6.7 million, compared with a $57.6 million increase in last year's first quarter. The current year's increase reflects our decision to maintain inventory levels consistent with the current sales pace at the end of the quarter. The prior year's increase reflected the slower-than-expected sales pace in April and May of 2004, and the decision to hold inventories at a level higher than then-current sales rates in anticipation of improving sales in the seasonally strong summer months.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in this MD&A regarding the company's future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Such forward-looking statements are based upon management's current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. For more details on factors that could affect expectations, see the company's Annual Report on Form 10-K for the fiscal year ended February
28, 2005, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see "Critical Accounting
Policies" in Management's Discussion and Analysis included in the CarMax, Inc.
2005 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2005. These policies relate to securitization transactions, revenue recognition, income taxes, and the defined benefit retirement plan.

RESULTS OF OPERATIONS

Reclassifications. Certain prior year amounts have been reclassified to conform
-----------------
to the current year's presentation.

Seasonality. CarMax's operations, in common with other retailers in general, are
-----------
subject to seasonal influences. Historically, our superstores experience their strongest sales in the spring and summer fiscal quarters. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year.
Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.






Net Sales and Operating Revenues
--------------------------------

                                                                          Three Months Ended May 31
(In millions)                                                      2005         %         2004           %
------------------------------------------------------------------------------------------------------------
Used vehicle sales........................................    $   1,203.8      76.3     $  985.4        74.4
New vehicle sales.........................................          134.1       8.5        136.8        10.3
Wholesale vehicle sales...................................          189.5      12.0        156.9        11.8
Other sales and revenues:
   Extended service plan revenues.........................           24.5       1.6         21.1         1.6
   Service department sales...............................           22.7       1.4         20.4         1.5
   Third-party finance fees...............................            3.8       0.2          4.5         0.3
                                                              ----------------------------------------------
Total other sales and revenues............................           51.0       3.2         46.0         3.5
                                                              ----------------------------------------------
Total net sales and operating revenues....................    $   1,578.4     100.0     $1,325.0       100.0
                                                              ==============================================


Retail vehicle sales changes were as follows:
                                                                      Three Months Ended May 31
                                                                      2005                 2004
                                                                 ----------------------------------
Vehicle units:
     Used vehicles................................................    19  %                  7 %
     New vehicles.................................................    (4) %                 (1)%
Total ............................................................    17  %                  7 %

Vehicle dollars:
     Used vehicles................................................    22  %                 11 %
     New vehicles.................................................    (2) %                  0 %
Total ............................................................    19  %                  9 %


Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales in the store's fourteenth full month of operation. Comparable store retail sales changes were as follows:

                                                                      Three Months Ended May 31
                                                                      2005                 2004
                                                                 ----------------------------------
Vehicle units:
     Used vehicles................................................    6 %                  (3)%
     New vehicles.................................................    0 %                  11 %
Total ............................................................    5 %                  (2)%

Vehicle dollars:
     Used vehicles................................................    9 %                   0 %
     New vehicles.................................................    2 %                  12 %
Total ............................................................    8 %                   2 %


Used Vehicle Sales. The 22% increase in used vehicle dollar sales in the first
------------------
quarter of fiscal 2006 reflects a 19% increase in unit sales and a 3% increase in average retail selling price. The unit sales growth was driven by a 6%
increase in comparable store used units, together with sales from newer superstores that are not yet in the comparable store base. The 6% increase in comparable store used units included 3 percentage points added from sales financed by a new subprime finance provider, which was added to our third-party lender group in August 2004.

Our sales pace began to lose some momentum in April and weakened further in May, reflecting a softening used car market environment. We believe some of the same factors that affected the marketplace last spring and summer put pressure on the market this spring, including an atypical rise in wholesale auction prices and higher gas prices. We saw prices for low-mileage, late model vehicles at major public wholesale auctions increase this spring in a fashion unprecedented in our history. Our analysis suggests that reduced supplies of off-lease cars combined with an unexpected shortage of off-rental cars have been major factors in these increases. In response, we did not increase our appraisal offers at the same rate as the steep increase in major public wholesale auction market prices. We believe that doing so helped to keep our retail prices more in line with demand, helping to keep our cars attractive to consumers as they compared their options in the new and used car marketplace. We also believe that our appraisal offers are consistent with the broader market trade-in offers, as our buy rate, the rate of appraisal purchases completed per appraisal offers made, was higher than our buy rate for the first quarter of fiscal 2005.

New Vehicle Sales. Sales of new vehicles declined in the first quarter,
-----------------
reflecting the disposal, as planned, of five new car franchises since last year's first quarter. The sales performance for our continuing new car franchises was generally in line with the overall performance of the brands we represent.

Wholesale Vehicle Sales. The 21% increase in wholesale vehicles sales in the
-----------------------
first quarter of fiscal 2006 reflects the combination of higher average wholesale prices and an 8% increase in wholesale units sold. Our in-house wholesale auction prices usually reflect the trends in the general wholesale market, which experienced a steep increase in pricing in the spring. Several factors contributed to the growth in wholesale units sold, including the expansion of our store base and an increase in our buy rate. Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.

Other Sales and Revenues. Other sales and revenues include extended service plan
------------------------
revenues, service department sales, and third-party finance fees. Other sales and revenues increased as extended service plan and service department revenues benefited from the growth in the store base and the increase in retail vehicle sales. Third-party finance fees declined, as increases in fees received from our nonprime finance providers were more than offset by the impact of the growth in sales financed by our new subprime provider. As is customary in the industry, subprime finance contracts are purchased from the company at a discount. We record this discount as an offset to third-party finance fee revenues.

Supplemental information related to vehicle sales follows:

Retail Unit Sales
-----------------
                                                                           Three Months Ended May 31
                                                                           2005                  2004
                                                                        ----------------------------------
Used vehicles.....................................................        74,143                62,353
New vehicles......................................................         5,604                 5,844
                                                                        ----------------------------------
Total.............................................................        79,747                68,197
                                                                        ==================================


Average Retail Selling Prices
-----------------------------
                                                                            Three Months Ended May 31
                                                                           2005                 2004
                                                                        ------------------------------
Used vehicles   ...................................................      $16,117              $15,663
New vehicles    ...................................................      $23,763              $23,224
Total vehicles  ...................................................      $16,654              $16,311




Retail Vehicle Sales Mix
------------------------
                                                                            Three Months Ended May 31
                                                                           2005                  2004
                                                                         ---------------------------------
Vehicle units:
      Used vehicles...............................................           93 %                 91 %
      New vehicles................................................            7                    9
                                                                         ---------------------------------
Total ............................................................          100 %                100 %
                                                                         =================================

Vehicle dollars:
      Used vehicles...............................................           90 %                 88 %
      New vehicles................................................           10                   12
                                                                         ---------------------------------
Total.............................................................          100 %                100 %
                                                                         =================================


Retail Stores. CarMax opened four superstores in the first quarter of fiscal
-------------
2006. We expanded our presence in the Los Angeles market, adding both a standard and a satellite superstore and bringing to five the total store count in this large market. We entered the Jacksonville market with a standard superstore, and we added a satellite superstore in the Kansas City market. In May, we added
Dodge to our existing Chrysler Jeep franchise in Orlando and moved the new car business to a separate facility co-located with our existing Orlando used car superstore. We have a total of seven new car franchises. We expect to maintain long-term strategic relationships with the automotive manufacturers we currently represent.

The following table provides detail on CarMax retail stores:

                                             Estimate
Store Mix                                  Feb. 28, 2006          May 31, 2005          Feb. 28, 2005        May 31, 2004
--------------------------------------------------------------------------------------------------------------------------
Mega superstores(1)..........................    13                    13                     13                   13
Standard superstores(2)......................    34                    31                     29                   27
Satellite superstores(3).....................    20                    18                     16                   12
                                                 -------------------------------------------------------------------------
Total used car superstores...................    67                    62                     58                   52
Co-located new car stores....................     4                     4                      3                    3
                                                --------------------------------------------------------------------------
Total........................................    71                    66                     61                   55
                                                ==========================================================================

(1) 70,000 to 95,000 square feet on 20 to 35 acres
(2) 40,000 to 60,000 square feet on 10 to 25 acres
(3) 10,000 to 20,000 square feet on 4 to 7 acres

Gross Profit
------------

                                                                              Three Months Ended May 31
                                                                              2005                    2004
                                                                  $ per unit(1)   %(2)     $ per unit(1)   %(2)
                                                                  ---------------------------------------------
Used vehicle gross profit...................................         $  1,801     11.1       $  1,864      11.8
New vehicle gross profit....................................         $    804      3.4       $    828       3.5
Wholesale vehicle gross profit..............................         $    631     14.9       $    439      11.6
Other gross profit..........................................         $    396     61.9       $    412      61.0

Total gross profit..........................................         $  2,480     12.5       $  2,452      12.6

(1) Calculated as category gross profit dollars divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. Our first quarter fiscal 2006 used vehicle gross
-------------------------
profit per unit was within our target range, despite a modest decline compared with last year's first quarter. The increase in wholesale auction pricing adversely affected used vehicle gross profits, particularly for vehicles obtained through the major public wholesale auctions.




In April, we began to take steps to counter the softening used car market environment. These steps included the decision to not increase our in-store appraisal offers at the same rate as the steep increase in the major public wholesale auction market prices. We also began to bring inventory levels in line with our lower-than-expected sales pace. This strategy contrasted with our decision in the spring of fiscal 2005, when we elected to keep inventory at levels higher than the slowing sales pace, in anticipation of a stronger summer selling season that did not occur.

New Vehicle Gross Profit. New vehicle gross profit per unit decreased slightly
------------------------
compared with the first quarter of last year. The new vehicle market remains highly competitive.

Wholesale Vehicle Gross Profit. Our first quarter fiscal 2006 wholesale vehicle
------------------------------
gross profit per unit increased from the prior year level, primarily as a result of the strengthening wholesale vehicle pricing environment. We typically experience our strongest wholesale profits during the spring when wholesale prices are rising, and the atypical rate of increase in the current year added to the profit improvement. Wholesale profits also benefited from our decision not to increase appraisal offers at the same rate as the steep increase in major public wholesale auction market prices

Other Gross Profit. Compared with the prior year's quarter, other gross profit
------------------
per unit decreased slightly in the first quarter, due primarily to a decline in third-party finance fees. Reflected as an offset to third-party finance fees, the discount at which our subprime lender purchases installment contracts more than offset the growth in fees received from our other third-party lenders. The service department, which is the only category within other sales and revenues that has an associated cost of sales, also reported slightly higher profits.

CarMax Auto Finance Income
--------------------------

CAF provides prime auto financing for our used and new car sales. Because the purchase of an automobile is traditionally reliant on the consumer's ability to obtain on-the-spot financing, it is important to our business that such financing be available to creditworthy customers. While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create an unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for third-party lenders.
CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party finance sources.





The components of CarMax Auto Finance income are as follows:

                                                                                Three Months Ended May 31
(In millions)                                                          2005         %           2004              %
--------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)......................................  $    20.5       4.3       $   15.5             3.6
                                                                  --------------------------------------------------

Other CAF income: (2)
Servicing fee income............................................        6.6       1.0            6.0             1.0
Interest income.................................................        5.0       0.8            5.0             0.9
                                                                  --------------------------------------------------
Total other CAF income..........................................       11.7       1.8           11.0             1.9
                                                                  --------------------------------------------------

Direct CAF expenses: (2)
     CAF payroll and fringe benefit expense.....................        2.4       0.4            2.2             0.4
     Other direct CAF expenses..................................        2.7       0.4            2.5             0.4
                                                                  --------------------------------------------------
Total direct CAF expenses.......................................        5.1       0.8            4.7             0.8
                                                                  --------------------------------------------------

CarMax Auto Finance income (3)..................................  $    27.1       1.7       $   21.8             1.6
                                                                  ==================================================

Loans sold......................................................  $      474.6              $    430.6
Average managed receivables.....................................  $    2,537.1              $  2,299.8
Net sales and operating revenues................................  $    1,578.4              $  1,325.0
Ending managed receivables......................................  $    2,580.9              $  2,338.2

Percent columns indicate:
(1) Percent of loans sold.
(2) Annualized percent of averaged managed receivables.
(3) Percent of net sales and operating revenues.

CAF income for the first quarter of fiscal 2006 increased 24% to $27.1 million from $21.8 million in last year's first quarter. The majority of the increase resulted from a favorable valuation adjustment and the favorable terms of the public securitization completed in April. The fiscal 2006 CAF income included a benefit of $0.02 per share from the adjustment in the valuation of the retained interest in securitized receivables. We lowered the loss assumptions on previously securitized receivables, reflecting the favorable market conditions and the continued favorable performance of CAF's portfolio.

CAF's first quarter of fiscal 2006 income also included a benefit of $0.01 per share related to the 2005-1 public securitization. As described in Note 4 to the consolidated financial statements, CAF initially funds its receivables through a warehouse facility. Periodically, the company uses public securitizations to refinance these receivables. Prior to this quarter, the impact of refinancing the receivables in a public securitization had not been significant to the operations of the company. Over time, CAF has benefited from improved execution in its public securitization program resulting in a lower overall funding cost.
These benefits have included more favorable enhancement levels and tighter bond spreads relative to pricing benchmarks. We believe these benefits were a reflection of both the robust demand in the asset backed securities market, and to a lesser extent, the strength and consistency of CAF's receivables performance.

In May 2005, we exercised our option to repurchase the loan balances outstanding in the 2001-2 securitization when the remaining balance of the related auto loans receivable fell below 10% of the original pool balance. These loans were subsequently resold into the warehouse facility. In May 2004, we completed a similar repurchase and resale related to the 2001-1 securitization. In both cases, the loan balances carried relatively high interest rates that, combined with relatively low short-term funding costs, resulted in an earnings benefit of approximately $0.01 per share.



The gain on loans originated and sold was 3.3% in the first quarter of fiscal
2006, and 3.8% in last year's first quarter. The reported gain as a percent of all loans sold of 4.3% in the first quarter of fiscal 2006 included the effects of the repurchase and resale of the 2001-2 public securitization, the valuation adjustment, and the new public securitization. The reported gain as a percent of all loans sold of 3.5% in the first quarter of fiscal 2005 included the effect of the repurchase and resale of the 2001-1 public securitization.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is as follows:

                                                                      As of May 31               As of February 28 or 29
(In millions)                                                    2005              2004           2005            2004
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................   $   2,499.0     $   2,283.2      $   2,427.2    $   2,200.4
Loans held for sale or investment..........................          81.9            55.0             67.7           48.2
                                                              ------------------------------------------------------------
Ending managed receivables.................................   $   2,580.9     $   2,338.2      $   2,494.9    $   2,248.6
                                                              =============================================================
Accounts 31+ days past due.................................   $      34.5     $      35.3      $      31.1    $      31.4
Past due accounts as a percentage of
ending managed receivables.................................          1.34%           1.51%            1.24%          1.40%


                                                                                     Three Months Ended May 31
(In millions)                                                                       2005                  2004
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables..............................................       $   2,537.1            $   2,299.8
Credit losses on managed receivables.....................................       $       3.1            $       4.0
Annualized credit losses as a percentage of
average managed receivables..............................................              0.49%                  0.70%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted. Annualized losses as a percentage of average managed receivables decreased substantially in the first quarter this year compared to the same period in fiscal 2005. We believe the decrease was due to a combination of factors including improved general economic conditions, the implementation of a new credit scorecard in the third quarter of fiscal 2003, and operational efficiencies resulting from system enhancements. The change in performance is reflected in the revaluation of the retained interest, as previously discussed.

Selling, General and Administrative Expenses
--------------------------------------------

The SG&A ratio was 10.1% in the first quarter of fiscal 2006 compared with 9.9% in the first quarter of the prior year. The increase primarily reflected the larger percentage of our store base that is made up of stores not yet at base maturity. Stores typically experience higher SG&A ratios during their first several years of operation. In this year's first quarter, 45% of our stores were newer stores; in last year's first quarter, that percentage was 35%. The increase in the SG&A ratio also reflected the rollout of marketwide advertising in Los Angeles during the quarter.

Income Taxes
------------

The effective income tax rate declined to 38.3% in the first quarter of fiscal
2006 from 39.0% in the first quarter of fiscal 2005, primarily as a result of a legal entity reorganization in December 2004. The company created a centralized corporate management entity in an effort to obtain operational, legal, and other benefits that also resulted in state tax efficiencies.

Operations Outlook
------------------

We anticipate comparable store used vehicle unit growth in the range of 3% to 9% for the second quarter of fiscal 2006 and net earnings per share for the second quarter in the range of $0.29 to $0.34. We have chosen to provide wider than usual ranges for the second quarter's comparable used unit performance and earnings per share expectations because of the continuing sales volatility in the used car market environment. We expect the CAF gain on loans sold will be somewhat below the normalized range of 3.5% to 4.5% as the increase in our cost of funds continues to outpace rises in consumer rates. We have also chosen not to provide our outlook for the second half of the fiscal year until we see a more consistent trend that would allow us to issue an updated forecast.

We plan to open three standard superstores and two satellite superstores during the balance of the fiscal year, bringing total fiscal 2006 store openings to nine. In the first quarter of fiscal 2007, we currently plan to open four superstores, entering the Columbus, Ohio, market with one standard-sized superstore and one satellite superstore, and entering the Hartford, Conn., and Oklahoma City, Okla., markets with one superstore each.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 to the company's consolidated financial statements.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. Net cash from operations increased to $64.9 million in the
--------------------
first quarter of fiscal 2006 from $2.6 million in the first quarter of fiscal
2005, primarily reflecting changes in inventory. Inventory increased by $6.7 million in the first quarter of fiscal 2006, compared with a $57.6 million increase in last year's first quarter. In fiscal 2006, we held inventory at a level consistent with the sales pace at the end of the first quarter. The prior year's increase reflected the slower-than-expected sales pace in April and May of 2004, and the decision to hold inventory at a level higher than the then-current sales pace in anticipation of improving sales in the seasonally strong summer months.

Investing Activities. Net cash used in investing activities was $38.4 million in
--------------------
the first quarter of fiscal 2006, compared with $27.7 million in the prior year's quarter. Capital expenditures were $55.1 million in the first quarter of fiscal 2006, compared with $46.5 million in the first quarter of fiscal 2005.
The increase in capital expenditures reflects the increase in our store base.

The company generated net proceeds from sales of property and equipment of $16.7 million in the first quarter of fiscal 2006, and $18.8 million in the first quarter of fiscal 2005. These proceeds were primarily due to sale-leaseback transactions, each involving one superstore property. The sale-leaseback transactions resulted in operating leases with initial lease terms of 20 years with four, five-year renewal options. In June 2005, the company completed a sale-leaseback transaction involving four superstore properties for proceeds of $56.0 million.

Financing Activities. Net cash used in financing activities was $22.1 million in
--------------------
the first three months of fiscal 2006, compared with net cash provided of $25.1 million in the first three months of last fiscal year. In the first quarter of fiscal 2006, we used cash generated from operations to reduce short-term debt by
$23.9 million. In the first quarter of fiscal 2005, we increased total outstanding debt by $23.7 million.

The aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to the company's consolidated financial statements, totaled $2.50 billion at May 31, 2005, and $2.28 billion at May 31, 2004. During the first quarter of fiscal 2006, the company completed a public securitization of automobile loan receivables. The total value of the automobile loan receivables securitized through this public offering was $617 million. At May 31, 2005, the warehouse facility limit was $825 million and unused warehouse capacity totaled $372 million. The warehouse facility matures in August 2005. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile finance operation.



We maintain a $300 million credit facility secured by vehicle inventory. As of May 31, 2005, the amount outstanding under this credit facility was $141.4 million, with the remainder fully available to the company. As this facility expires in May 2006, the amount outstanding is presented as a current obligation on the company's consolidated balance sheet as of May 31, 2005. CarMax has signed a commitment letter with Bank of America N.A. and Banc of America
Securities LLC to arrange a new credit facility. This new credit facility is expected to close during the second quarter of fiscal 2006 and have an initial term of four years. The facility is expected to contain more favorable terms and conditions and provide funding commitments of up to $450 million.

We expect that proceeds from securitization transactions; sale-leaseback transactions; current and, if needed, additional credit facilities; and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.




                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Automobile Installment Loan Receivables. At May 31, 2005, and February 28, 2005,
---------------------------------------
all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

The total principal amount of managed receivables securitized or held for investment or sale as of May 31, 2005, and February 28, 2005, was as follows:


(In millions)                                                                  May 31                February 28
----------------------------------------------------------------------------------------------------------------

Fixed-rate securitizations.............................................    $   2,046.0             $   1,764.7
Floating-rate securitizations
     synthetically altered to fixed....................................          452.6                   662.1
Floating-rate securitizations.........................................             0.4                     0.4
Held for investment (1)...............................................            46.3                    45.5
Held for sale (2).....................................................            35.6                    22.2
                                                                           ---------------------------------------
Total.................................................................     $   2,580.9             $   2,494.9
                                                                           =======================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest
----------------------
rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material effect on our first quarter fiscal 2006 results of operations or cash flows.









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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended May 31, 2005, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.





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

Item 4.       Submission of Matters to a Vote of Security Holders

              (a)     The annual meeting of the company's shareholders was held
                      June 21, 2005.

              (b)     At the annual meeting, the shareholders reelected
                      W. Robert Grafton, William S. Kellogg, and Austin Ligon to the company's board of directors, each for a three-year term expiring at the 2008 Annual Meeting of Shareholders pursuant to the following vote:

                                                                     Votes                            Votes
                      Directors                                       For                           Withheld
                      ----------------------------------------------------------------------------------------------------

                      W. Robert Grafton                           93,960,190                        456,866

                      William S. Kellogg                          93,994,932                        422,124

                      Austin Ligon                                94,179,237                        237,819
                      ----------------------------------------------------------------------------------------------------

                      The following directors had terms of office that did not expire at the 2005 annual meeting:


                      Keith D. Browning
                      James F. Clingman, Jr.
                      Jeffrey E. Garten
                      Hugh G. Robinson
                      Richard L. Sharp
                      Thomas G. Stemberg
                      Beth A. Stewart
                      William R. Tiefel

              (c) At the annual meeting, the shareholders also voted upon the following:

                      (i) The shareholders ratified the selection of KPMG LLP as the company's independent auditors for fiscal year
                           2006 by a vote of 94,245,894 shares for, 114,782
                           shares against, and 56,380 shares abstaining.

                      (ii) The shareholders approved an amendment to the CarMax,
                           Inc. Amended and Restated 2002 Stock Incentive Plan
                           (the "2002 Plan"), which increased the number of shares of common stock authorized for issuance under the 2002 Plan by 6,750,000, by a vote of 57,496,745 shares for, 21,605,323 shares against, and 304,108 shares abstaining. There were 15,010,880 broker non-votes on this matter.



                      (iii)The shareholders approved an amendment to the
                           CarMax, Inc. Amended and Restated 2002 Non-Employee
                           Directors Stock Incentive Plan (the "2002 Directors
                           Plan"), which increased the number of shares of common stock authorized for issuance under the 2002
                           Directors Plan by 150,000 shares, by a vote of 69,513,420 shares for, 9,568,049 shares against, and 324,707 shares abstaining. There were 15,010,880 broker non-votes on this matter.


Item 6.       Exhibits

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

July 8, 2005







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
