Form 10-Q
period 2005-08-31
CARMAX INC
filed 2005-10-07
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2005

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

        Yes   X                             No
            -----                              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Yes   X                             No
            -----                              -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes                                 No   X
            -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at September 30, 2005
------------------------------            ---------------------------------
Common Stock, par value $0.50                       104,683,265



                                                  CARMAX, INC. AND SUBSIDIARIES

                                                       TABLE OF CONTENTS
                                                       -----------------

                                                                                                                      Page
                                                                                                                       No.
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2005 and 2004                                        3

                     Consolidated Balance Sheets -
                     August 31, 2005, and February 28, 2005                                                            4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2005 and 2004                                                         5

                     Notes to Consolidated Financial Statements                                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       15

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                         25

      Item 4.     Controls and Procedures                                                                             26


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                                   27

      Item 4.     Submission of Matters to a Vote of Security Holders                                                 27

      Item 6.     Exhibits                                                                                            27


SIGNATURES                                                                                                            28
----------


EXHIBIT INDEX                                                                                                         29
-------------





                                                 PART I. FINANCIAL INFORMATION

                                                 ITEM 1. FINANCIAL STATEMENTS



                                                 CARMAX, INC. AND SUBSIDIARIES
                                                 -----------------------------
                                        Consolidated Statements of Earnings (Unaudited)
                                            (In thousands except per share data)


                                                       Three Months Ended                            Six Months Ended
                                                            August 31                                    August 31
                                            ----------------------------------------   -----------------------------------------
                                                2005     %(1)       2004    %(1)            2005     %(1)        2004    %(1)
                                               ------  -------    -------  -------        -------  -------     -------  -------

Sales and operating revenues:
    Used vehicle sales                   $  1,236,514    75.7  $   987,359    74.6      $2,440,319    76.0   $1,972,734    74.5
    New vehicle sales                         151,922     9.3      137,516    10.4         286,015     8.9      274,281    10.4
    Wholesale vehicle sales                   190,783    11.7      152,118    11.5         380,275    11.8      308,989    11.7
    Other sales and revenues                   54,634     3.3       46,514     3.5         105,604     3.3       92,493     3.5
                                         -----------------------------------------     ----------------------------------------
Net sales and operating revenues            1,633,853   100.0    1,323,507   100.0       3,212,213   100.0    2,648,497   100.0
Cost of sales                               1,425,269    87.2    1,160,307    87.7       2,805,870    87.4    2,318,067    87.5
                                         -----------------------------------------     ----------------------------------------
Gross profit                                  208,584    12.8      163,200    12.3         406,343    12.6      330,430    12.5
CarMax Auto Finance income
    (Notes 3 and 4)                            23,824     1.5       20,744     1.6          50,895     1.6       42,560     1.6
Selling, general, and administrative
    expenses                                  165,274    10.1      134,726    10.2         324,509    10.1      265,414    10.0
Loss on franchise dispositions, net                 -       -           11       -               -       -           11       -
Interest expense                                  375       -          324       -           1,569       -          817       -
Interest income                                   191       -           66       -             326       -          119       -
                                         -----------------------------------------     ----------------------------------------
Earnings before income taxes                   66,950     4.1       48,949     3.7         131,486     4.1      106,867     4.0
Provision for income taxes                     25,528     1.6       19,090     1.4          50,246     1.6       41,678     1.6
                                         -----------------------------------------     ----------------------------------------
Net earnings                             $     41,422     2.5  $    29,859     2.3     $    81,240     2.5  $    65,189     2.5
                                         =========================================     ========================================

Weighted average common
   shares (Note 7):
    Basic                                     104,528              104,002                 104,457              103,933
                                         ============          ===========             ===========          ===========
    Diluted                                   106,217              105,512                 106,201              105,643
                                         ============          ===========             ===========          ===========
Net earnings per share (Note 7):
    Basic                                $       0.40          $      0.29             $      0.78          $      0.63
                                         ============          ===========             ===========          ===========
    Diluted                              $       0.39          $      0.28             $      0.76          $      0.62
                                         ============          ===========             ===========          ===========


(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.




                                                CARMAX, INC. AND SUBSIDIARIES
                                                -----------------------------
                                                 Consolidated Balance Sheets
                                               (In thousands except share data)


                                                                                August 31, 2005         February 28, 2005
                                                                                ---------------         -----------------
                                                                                 (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents (Note 2)                                              $     53,800               $     29,099
Accounts receivable, net                                                              62,037                     76,167
Automobile loan receivables held for sale (Note 4)                                     2,360                     22,152
Retained interest in securitized receivables (Note 4)                                157,784                    147,963
Inventory                                                                            585,248                    576,567
Prepaid expenses and other current assets                                              8,418                     13,008
                                                                                 -----------               ------------

Total current assets                                                                 869,647                    864,956

Property and equipment, net                                                          434,835                    406,301
Other assets                                                                          26,787                     21,756
                                                                                 -----------               ------------

TOTAL ASSETS                                                                    $  1,331,269               $  1,293,013
                                                                                ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                $    148,341               $    170,646
Accrued expenses and other current liabilities                                        83,929                     65,664
Accrued income taxes                                                                  12,333                      1,179
Deferred income taxes                                                                 23,552                     26,315
Short-term debt                                                                            -                     65,197
Current portion of long-term debt (Note 9)                                           106,152                        330
                                                                                 -----------               ------------

Total current liabilities                                                            374,307                    329,331

Long-term debt, excluding current portion (Note 9)                                    35,279                    128,419
Deferred revenue and other liabilities                                                28,776                     29,260
Deferred income taxes                                                                  4,112                      5,027
                                                                                 -----------               ------------

TOTAL LIABILITIES                                                                    442,474                    492,037
                                                                                 -----------               ------------

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 104,645,141 and
       104,303,375 shares issued and outstanding at
       August 31, 2005, and February 28, 2005, respectively                           52,323                     52,152
Capital in excess of par value                                                       495,572                    489,164
Retained earnings                                                                    340,900                    259,660
                                                                                 -----------               ------------

TOTAL SHAREHOLDERS' EQUITY                                                           888,795                    800,976
                                                                                 -----------               ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  1,331,269               $  1,293,013
                                                                                ============               ============

See accompanying notes to consolidated financial statements.





                                                CARMAX, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows (Unaudited)
                                                      (In thousands)


                                                                               Six Months Ended August 31
                                                                              2005                    2004
                                                                          -----------             -----------
Operating Activities:
---------------------
Net earnings                                                              $   81,240              $   65,189
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                             12,194                   8,844
    Amortization of restricted stock awards                                       44                      51
    Gain on disposition of assets                                               (829)                    (83)
    Provision for deferred income taxes                                       (3,678)                   (605)
    Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                   14,130                   2,563
       Decrease in automobile loan receivables held
         for sale                                                             19,792                  15,617
       (Increase) decrease in retained interest in securitized
         receivables                                                          (9,821)                  6,463
       Increase in inventory                                                  (8,681)                (25,950)
       Decrease in prepaid expenses and
         other current assets                                                  4,590                   3,177
       (Increase) decrease in other assets                                      (737)                     71
       Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities,
         and accrued income taxes                                             10,385                  (8,926)
       Increase in deferred revenue and other liabilities                        254                   1,313
                                                                          ----------              ----------
Net cash provided by operating activities                                    118,883                  67,724
                                                                          ----------              ----------

Investing Activities:
---------------------
Purchases of property and equipment                                         (115,240)               (118,624)
Proceeds from sales of assets                                                 78,173                  43,659
                                                                          ----------              ----------
Net cash used in investing activities                                        (37,067)                (74,965)
                                                                          ----------              ----------


Financing Activities:
---------------------
(Decrease) increase in short-term debt, net                                  (65,197)                    198
Issuance of long-term debt                                                   105,229                       -
Payments on long-term debt                                                  (100,411)                      -
Equity issuances, net                                                          3,264                   2,007
                                                                          ----------              ----------
Net cash (used in) provided by financing activities                          (57,115)                  2,205
                                                                          ----------              ----------

Increase (decrease) in cash and cash equivalents                              24,701                  (5,036)
Cash and cash equivalents at beginning of year                                29,099                  61,643
                                                                          ----------              ----------
Cash and cash equivalents at end of period                                $   53,800              $   56,607
                                                                          ==========              ==========


See accompanying notes to consolidated financial statements.




                          CARMAX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)
1.   Background
     ----------

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

2.   Accounting Policies
     -------------------

     Principles of Consolidation.  CarMax's  consolidated  financial  statements conform to U.S.  generally  accepted  accounting  principles.  The  interim period  consolidated  financial  statements are unaudited;  however, in the opinion of  management,  all  adjustments,  which  consist  only of normal, recurring  adjustments  necessary  for a fair  presentation  of the interim consolidated  financial  statements,  have been included.  All  significant
     intercompany   balances   and   transactions   have  been   eliminated   in
     consolidation.

     The fiscal year end balance sheet data were derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005. The Notes to Consolidated Financial Statements contained in the Annual Report should be read in conjunction with these consolidated financial statements.

     Cash and Cash Equivalents.  Cash equivalents of $49.2 million at August 31,
     2005, and $18.0 million at February 28, 2005, consisted of highly liquid debt securities with original maturities of three months or less. Included in cash equivalents at August 31, 2005, and February 28, 2005, were restricted cash deposits of $17.7 million and $12.0 million, respectively, which were associated with certain insurance deductibles.

     Stock-Based   Compensation.   The  company  accounts  for  its  stock-based
     compensation  plans under the  recognition  and  measurement  principles of
     Accounting  Principles Board ("APB") Opinion No. 25,  "Accounting for Stock
     Issued to Employees," and related  interpretations.  Under this opinion and related  interpretations,  compensation  expense is recorded on the date of grant and amortized over the vesting period only if the market value of the underlying  stock on the grant date  exceeds the exercise  price.  No stock option-based  employee  compensation cost is reflected in net earnings,  as options  granted under those plans had exercise  prices equal to the market value of the  underlying  common stock on the date of grant.  The following table  illustrates the effect on net earnings and net earnings per share as if the  fair-value-based  method  of  accounting  had been  applied  to all outstanding stock awards in each reported period:



                                                                          Three Months Ended                Six Months Ended
                                                                               August 31                        August 31
     (In thousands except per share data)                                 2005          2004             2005          2004
     -------------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported .....................................      $41,422       $29,859          $81,240        $65,189

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects .................       3,770         3,046            6,555          5,653
                                                                        -----------------------        ------------------------
     Pro forma net earnings .........................................     $37,652       $26,813          $74,685     $   59,536
                                                                        =======================        ========================

     Earnings per share:
         Basic, as reported..........................................   $    0.40    $     0.29        $    0.78     $    0.63
         Basic, pro forma............................................   $    0.36    $     0.26        $    0.71     $    0.57

         Diluted, as reported........................................   $    0.39    $     0.28        $    0.76     $    0.62
         Diluted, pro forma..........................................   $    0.36    $     0.25        $    0.71     $    0.56

     The pro forma  effect on the second  quarter and first six months of fiscal
     2006 and prior periods may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current period's presentation.

3.   CarMax Auto Finance Income
     --------------------------

     The company's finance operation, CAF, originates prime-rated financing for qualified customers at competitive market rates of interest. Throughout each month, the company sells substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4. The majority of the contribution from CAF is generated by the spread between the interest rate charged to the customer and the related cost of funds. A gain, recorded at the time of each securitization transaction, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayment and default rates.

     CarMax Auto Finance income was as follows:
                                                                  Three Months Ended                  Six Months Ended
                                                                        August 31                         August 31
     (In millions)                                                   2005       2004                 2005          2004
     --------------------------------------------------------------------------------------------------------------------

     Gains on sales of loans.................................    $  17.2      $  14.9              $  37.7        $ 30.5
                                                                 --------------------              ---------------------

     Other CAF income:
        Servicing fee income.................................        6.9          6.1                 13.5          12.1
        Interest income......................................        5.1          4.4                 10.1           9.4
                                                                 --------------------              ---------------------
     Total other CAF income..................................       12.0         10.5                 23.6          21.5
                                                                 --------------------              ---------------------

     Direct CAF expenses:
        CAF payroll and fringe benefit expense...............        2.5          2.3                  4.9           4.4
        Other direct CAF expenses............................        2.9          2.4                  5.5           4.9
                                                                 --------------------              ---------------------
     Total direct CAF expenses...............................        5.4          4.7                 10.4           9.4
                                                                 --------------------              ---------------------

     CarMax Auto Finance income..............................    $  23.8      $  20.7              $  50.9        $ 42.6
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

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. Refinancing receivables in a public securitization during a quarter may or may not have a significant impact on the company's results, depending on securitization structures and market conditions. In the first quarter of fiscal 2006, the company recognized a gain of $0.01 per share related to the 2005-1 public securitization. However, this impact may not be representative of the potential impact of future securitizations.

     The transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

                                                         Three Months                                 Six Months
                                                        Ended August 31                             Ended August 31
     (In millions)                                   2005           2004                         2005           2004
     -------------------------------------------------------------------------------------------------------------------
     Net loans originated.........................    $481.5        $369.8                      $918.0          $755.8
     Loans sold...................................    $514.7        $391.8                      $989.4          $822.4
     Gains on sales of loans......................   $  17.2       $  14.9                     $  37.7         $  30.5
     Gains on sales of loans as a
         percentage of loans sold.................       3.3%          3.8%                        3.8%            3.7%


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



     The fair value of the retained interest was $157.8 million as of August 31, 2005, and $148.0 million as of February 28, 2005. The retained interest had a weighted average life of 1.4 years as of August 31, 2005, and 1.5 years as of February 28, 2005. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of the retained interest.

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

     Restricted cash.  Restricted cash represents  amounts on deposit in various
     ---------------
     reserve  accounts   established  for  the  benefit  of  the  securitization
     investors.  In the  event  that  the  cash  generated  by  the  securitized receivables  in a  given  period  was  insufficient  to pay  the  interest, principal,  and other  required  payments,  the  balances on deposit in the reserve  accounts would be used to pay those amounts.  In general,  each of the company's  securitizations requires that an amount equal to a specified percentage  of the initial  receivables  balance be  deposited in a reserve account on the  closing  date and that any  excess  cash  generated  by the receivables be used to fund the reserve account to the extent  necessary to maintain  the  required  amount.  If the amount on  deposit in the  reserve account  exceeds the  required  amount,  an amount  equal to that excess is released  through the special purpose entity to the company.  In the public securitizations,  the  amount  required  to be on  deposit  in the  reserve account must equal or exceed a specified floor amount.  The reserve account remains  funded  until the  investors  are paid in full,  at which time the remaining  balance is released  through the special  purpose  entity to the company. The amount required to be maintained in the public  securitization reserve  accounts  may  increase  depending  upon  the  performance  of the securitized receivables.  The amount on deposit in restricted cash accounts was $31.6  million as of August 31, 2005,  and $33.5 million as of February
     28, 2005.

     Required  excess  receivables.  The warehouse  facility and certain  public
     -----------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount,  the principal amount owed to the investors.
     The required excess  receivables  balance represents this specified amount.
     Any cash flows  generated by the required  excess  receivables are used, if needed,  to make payments to the investors.  The unpaid  principal  balance related to the required  excess  receivables was $53.8 million as of August
     31, 2005, and $44.3 million as of February 28, 2005.

     Key  Assumptions  Used in Measuring the Retained  Interest and  Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at August 31, 2005, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.
     Key economic assumptions at August 31, 2005, were not materially different from assumptions used to measure the fair value of the retained interest at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.




                                                                              Impact on Fair              Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.43%-1.50%                     $5.5                         $  10.9
     Cumulative default rate................       1.60%-2.16%                     $4.7                         $   9.4
     Annual discount rate...................             12.0%                     $2.3                         $   4.6

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

     Cumulative  default rate. The cumulative default rate, or "static pool" net
     ------------------------
     losses,  is calculated by dividing the total  projected  credit losses of a pool of receivables by the original pool balance.

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

                                                                     As of August 31             As of February 28 or 29
     (In millions)                                                 2005            2004           2005            2004
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $   2,611.9     $   2,336.5        $2,427.2       $2,200.4
     Loans held for sale or investment.....................          60.6            43.5            67.7           48.2
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $   2,672.5     $   2,380.0        $2,494.9       $2,248.6
                                                              ============================================================
     Accounts 31+ days past due............................   $      40.9     $      35.7        $   31.1       $   31.4
     Past due accounts as a percentage of
         ending managed receivables........................          1.53%           1.50%           1.24%          1.40%

                                                                        Three Months                   Six Months
                                                                       Ended August 31                Ended August 31
    (In millions)                                                   2005            2004           2005           2004
    -----------------------------------------------------------------------------------------------------------------------
    Average managed receivables............................... $   2,636.6      $  2,364.8     $   2,586.9   $   2,332.3
    Credit losses on managed receivables...................... $       5.0      $      5.3     $       8.1   $       9.3
    Annualized credit losses as a percentage of
        average managed receivables...........................        0.76%           0.90%           0.62%         0.80%





     Selected  Cash  Flows  from  Securitized   Receivables.   The  table  below
     summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                             Three Months                    Six Months
                                                                            Ended August 31                Ended August 31
     (In millions)                                                        2005         2004              2005         2004
     ------------------------------------------------------------------------------------------------------------------------
o        Proceeds from new securitizations............................    $384.0        $297.0          $791.5        $672.5
o        Proceeds from collections reinvested in
             revolving period securitizations.........................    $217.0        $167.4          $388.2        $311.4
o        Servicing fees received......................................    $  6.8        $  6.1          $ 13.3        $ 12.0
o        Other cash flows received from the retained interest:....
             Interest-only strip receivables..........................    $ 18.1        $ 18.4          $ 42.1        $ 42.0
             Cash reserve releases, net...............................    $  0.2        $  1.1          $  9.1        $ 10.9

     Proceeds  from  new  securitizations.  Proceeds  from  new  securitizations
     ------------------------------------
     includes proceeds from receivables newly securitized  through the warehouse
     facility   during  the  period.   Proceeds  from   receivables   previously
     securitized through the warehouse facility that are periodically refinanced
     in  public   securitizations   are  not   considered   proceeds   from  new
     securitizations for this table. Proceeds from receivables  repurchased from public  securitizations  and refinanced  through the warehouse facility are included in proceeds from new  securitizations and totaled $51.5 million in the first  quarter of fiscal 2006 and $51.0 million in the first quarter of fiscal 2005. There were no repurchases in the second quarter of fiscal 2006 or fiscal 2005.

     Proceeds  from  collections.   Proceeds  from  collections   reinvested  in
     ---------------------------
     revolving period  securitizations  represent principal amounts collected on receivables  securitized  through the  warehouse  facility that are used to fund new originations.

     Servicing  fees.  Servicing  fees received  represent cash fees paid to the
     ---------------
     company to service the securitized receivables.

     Other cash flows  received  from the  retained  interest.  Other cash flows
     --------------------------------------------------------
     received from the retained interest  represent cash received by the company from  securitized  receivables  other than servicing fees. It includes cash collected on  interest-only  strip  receivables and amounts released to the company from restricted cash accounts.

     Financial  Covenants  and  Performance  Triggers.   Certain  securitization
     agreements  include various financial  covenants and performance  triggers.
     For such agreements,  the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio,  minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge
     coverage  ratio.  Certain  pools  of  securitized   receivables  must  meet
     performance   tests  relating  to  portfolio  yield,   default  rates,  and
     delinquency  rates. If these financial  covenants and/or  performance tests are not met, in addition to other  consequences,  the company may be unable to continue to securitize  receivables through the warehouse facility or it may be  terminated  as servicer  under the  securitizations.  At August 31,
     2005, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the second quarter of fiscal 2006, the company entered into seven 40-month amortizing interest rate swaps with initial notional amounts totaling $426.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $836.7 million at August 31, 2005, and $662.1 million at February 28, 2005. The fair value of swaps included in prepaid expenses and other current assets was a net asset of $0.3 million at August 31, 2005, and $5.4 million at February 28, 2005.

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

                                                                      Three Months Ended August 31
                                                      Pension Plan          Restoration Plan                Total
                                                      ------------          ----------------         ------------------
     (In thousands)                                 2005       2004         2005        2004           2005       2004
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $2,126     $1,624       $  94       $  80         $2,220     $1,704
     Interest cost..............................       699        538          65          54            764        592
     Expected return on plan assets.............      (493)      (386)         --          --           (493)      (386)
     Amortization of prior year
         service cost...........................         9          9           6          --             15          9
     Recognized actuarial loss..................       240        184          34          38            274        222
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $2,581     $1,969        $199        $172         $2,780     $2,141
                                                ===========================================================================


                                                                       Six Months Ended August 31
                                                      Pension Plan          Restoration Plan                Total
                                                      ------------          ----------------         ------------------
     (In thousands)                                 2005       2004         2005        2004           2005       2004
     -----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $4,252     $3,308        $188        $160         $4,440     $3,468
     Interest cost..............................     1,398      1,076         130         108          1,528      1,184
     Expected return on plan assets.............      (986)      (738)         --          --           (986)      (738)
     Amortization of prior year
         service cost...........................        18         18          12          --             30         18
     Recognized actuarial loss..................       480        368          68          76            548        444
                                                ---------------------------------------------------------------------------

     Net pension expense........................    $5,162     $4,032        $398        $344         $5,560     $4,376
                                                ===========================================================================

     The company  did not make a  contribution  to the  pension  plan during the
     first  six  months  of  fiscal   2006.   There  are  no  minimum   required
     contributions for fiscal 2006.  However,  the company expects to contribute at least $4.5  million  to the  pension  plan in the second  half of fiscal
     2006.


7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:

                                                                           Three Months                      Six Months
                                                                          Ended August 31                  Ended August 31
     (In thousands except per share data)                              2005            2004              2005           2004
     -------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares..............................     104,528          104,002          104,457        103,933
     Dilutive potential common shares:
        Options..................................................       1,671            1,495            1,726          1,695
        Restricted stock.........................................          18               15               18             15
                                                                  ----------------------------      --------------------------
     Weighted average common shares
        and dilutive potential common shares.....................     106,217          105,512          106,201        105,643
                                                                  ============================      ==========================

     Net earnings available to common shareholders...............  $   41,422       $   29,859       $   81,240      $  65,189
     Basic net earnings per share................................  $     0.40       $     0.29       $     0.78      $    0.63
     Diluted net earnings per share..............................  $     0.39       $     0.28       $     0.76      $    0.62

     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of August
     31, 2005, options to purchase 2,009,571 shares of common stock with exercise prices ranging from $28.38 to $43.44 per share were outstanding and not included in the calculation. As of August 31, 2004, options to purchase 3,090,318 shares with exercise prices ranging from $21.49 to $43.44 per share were outstanding and not included in the calculation.

8.   Recent Accounting Pronouncements
     --------------------------------

     SFAS No. 123R,  "Share-Based  Payment," replaces SFAS No. 123,  "Accounting
     for   Stock-Based   Compensation"   and  supercedes  APB  Opinion  No.  25,
     "Accounting  for Stock Issued to Employees."  This new standard  requires a public entity to measure the cost of employee services received in exchange for an award of equity  instruments  based on the grant-date  fair value of the award.  That cost will be  recognized  over the period  during which an employee is required to provide services in exchange for the award (usually the vesting period). In accordance with the revised statement,  the company will be required to recognize  the expense  attributable  to stock  options effective with the company's 2007 fiscal year, beginning March 1, 2006. The company  has not yet  determined  the impact of  adopting  SFAS 123R on its financial position, results of operations, or cash flows.

9.   Long-Term Debt
     --------------

     In August 2005, CarMax entered into a four year,  revolving credit facility
     (the  "credit  agreement")  with Bank of America,  N.A.  and various  other financial institutions and terminated its $300 million credit facility with
     DaimlerChrysler  Services  North  America,  LLC  and  Toyota  Motor  Credit
     Corporation.  The credit  agreement  is secured  by vehicle  inventory  and
     contains  customary   representations  and  warranties,   conditions,   and
     covenants. Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate,  depending on the type of borrowing.
     The company pays a commitment  fee on the unused  portion of the  available funds. All outstanding  principal amounts will be due and payable in August
     2009, and there are no penalties for prepayment.

     The credit agreement provides for aggregate borrowings of up to $450 million. The aggregate borrowing limit includes a $25 million limit on new vehicle swing line loans, a $25 million limit on other swing line loans, and a $30 million limit on standby letters of credit. Borrowings on the each of the swing lines are due on demand and must be repaid monthly or refinanced through other committed borrowings under the credit agreement.


     As of August 31, 2005, the amount outstanding under the credit agreement was $105.2 million. The entire balance of outstanding borrowings was classified as current portion of long-term debt, based on management's ability and intent to repay the balance within one year of the balance sheet date. We expect that a portion of future borrowings will be used for long-term capital purposes and will remain outstanding more than one year from the balance sheet date. Such amounts will be classified on the company's balance sheets as long-term debt.

     Obligations under capital leases as of August 31, 2005, consisted of $35.3 million classified as long-term debt, and $0.9 million classified as current portion of long-term debt.

10.  Subsequent Event
     ----------------

     In  September   2005,   the  company   completed  a  $525  million   public
     securitization of automobile loan receivables.








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

BUSINESS OVERVIEW

CarMax is the nation's largest retailer of used vehicles. As of August 31, 2005, we operated 63 used car superstores in 29 markets, including 21 mid-sized markets and eight large markets. We define mid-sized markets as those with television viewing audiences between 1 million and 2.5 million people. We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended August 31, 2005, we sold 278,178 used cars, representing 93% of the total 299,138 vehicles the company sold at retail during that period.

We  believe  the  CarMax   consumer  offer  is  unique  in  the  auto  retailing
marketplace. Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other "big box"  retailers.  Our  consumer  offer is structured around four core equities:  low, no-haggle prices; a broad selection;
high quality; and customer-friendly  service. We generate revenues,  income, and cash flows  primarily by retailing used vehicles and associated  items including vehicle  financing,  extended  service  plans,  and vehicle  repair  service.  A majority of the used  vehicles  we sell at retail are  purchased  directly  from consumers. Vehicles purchased through our appraisal process that do not meet our retail  standards  are  sold at  on-site  wholesale  auctions.  CarMax  provides prime-rated financing to qualified customers through CarMax Auto Finance ("CAF")
and Bank of America.  Nonprime financing is provided through several third-party lenders, and subprime financing is provided through a third-party lender under a program rolled out to our entire store base in August 2004. We periodically test additional  third-party  lenders.  CarMax has no  recourse  liability  for loans provided by  third-party  lenders.  We sell extended  service plans on behalf of unrelated  third parties who are the primary  obligors.  We have no  contractual liability  to the  customer  under these  third-party  service  plans.  Extended service plan revenue  represents  commissions  from the unrelated third parties.
Sales of new vehicles represented a decreasing  percentage of our total revenues over the last several years as we divested new car franchises and added used car superstores.

We are still at an early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In fiscal 2006, our plan calls for opening nine used car superstores, representing an approximate 16% increase in our store base.

Fiscal 2006 Second Quarter Highlights
-------------------------------------

|X| Net sales and operating revenues increased 23% to $1.63 billion from $1.32 billion in the second quarter of fiscal 2005, while net earnings increased
     39% to $41.4 million, or $0.39 per share, from $29.9 million, or $0.28 per share.
|X| Total used vehicle units increased 21%, which included a 10% increase in comparable store used unit sales. |X| We added one used car superstore in the second quarter of fiscal 2006, entering the Salt Lake City market with a standard-sized superstore that was opened on the last day of the quarter.



|X| Our total gross profit per unit increased to $2,546 from $2,395 in the second quarter of fiscal 2005. Our gross profit per unit rose on used, new, and wholesale vehicles.
|X| CAF income increased 15% to $23.8 million from $20.7 million in the second quarter of fiscal 2005, reflecting the growth in total vehicle sales, partially offset by lower gain spreads, as expected.
|X| Selling, general, and administrative expenses as a percent of net sales and operating revenues (the "SG&A ratio") declined modestly to 10.1% from 10.2% in the second quarter of fiscal 2005. The overhead leverage provided by the strong sales growth was largely offset by the combination of the rollout of television advertising in Los Angeles in the current year, lower-than normal store and corporate bonuses in the prior year, and the growing proportion of our store base that is comprised of stores not yet at basic maturity. Stores generally have higher SG&A ratios during their first several years of operation.
|X| We completed the sale-leaseback of four superstores for total proceeds of $56.0 million.
|X| For the first six months of fiscal 2006, net cash provided by operating activities increased to $118.9 million from $67.7 million in fiscal 2005, reflecting the improved net earnings and an increase in cash generated from changes in working capital.

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

RESULTS OF OPERATIONS

Reclassifications. Certain prior year amounts have been reclassified to conform to the current period's presentation.

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





Net Sales and Operating Revenues
--------------------------------

                                                       Three Months                                   Six Months
                                                      Ended August 31                               Ended August 31
(In millions)                                2005       %          2004       %           2005       %         2004        %
------------------------------------------------------------------------------------------------------------------------------
Used vehicle sales.....................   $1,236.5    75.7    $    987.4    74.6        $2,440.3   76.0      $1,972.7    74.5
New vehicle sales......................      151.9     9.3         137.5    10.4           286.0    8.9         274.3    10.4
Wholesale vehicle sales................      190.8    11.7         152.1    11.5           380.3   11.8         309.0    11.7
Other sales and revenues:
  Extended service plan revenues.......       25.7     1.6          20.7     1.6            50.2    1.6          41.8     1.6
  Service department sales.............       24.7     1.5          21.4     1.6            47.4    1.5          41.8     1.6
  Third-party finance fees, net........        4.2     0.3           4.4     0.3             8.0    0.2           8.9     0.3
                                        -------------------------------------------------------------------------------------
Total other sales and revenues.........       54.6     3.3          46.5     3.5           105.6    3.3          92.5     3.5
                                        -------------------------------------------------------------------------------------
Total net sales and operating
  revenues............................. $  1,633.8   100.0      $1,323.5   100.0        $3,212.2  100.0      $2,648.5   100.0
                                        =====================================================================================


Retail vehicle sales changes were as follows:

                                                      Three Months                         Six Months
                                                     Ended August 31                      Ended August 31
                                                   2005         2004                    2005          2004
                                                   -------------------------------------------------------
Vehicle units:
     Used vehicles..........................         21%           4 %                     20%          6 %
     New vehicles...........................         10%          (1)%                      3%         (1)%
Total ......................................         20%           3 %                     19%          5 %

Vehicle dollars:
     Used vehicles..........................         25%           5 %                     24%          8 %
     New vehicles...........................         10%          (1)%                      4%         (1)%
Total ......................................         23%           4 %                     21%          7 %


Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales in the store's fourteenth full month of operation. Comparable store retail sales changes were as follows:

                                                      Three Months                         Six Months
                                                     Ended August 31                      Ended August 31
                                                   2005         2004                    2005          2004
                                                   -------------------------------------------------------
Vehicle units:
     Used vehicles..........................         10%          (7)%                      8%         (5)%
     New vehicles...........................         10%          13 %                      5%         12 %
Total ......................................         10%          (5)%                      8%         (3)%

Vehicle dollars:
     Used vehicles..........................         14%          (6)%                     12%         (3)%
     New vehicles...........................         10%          13 %                      6%         12 %
Total ......................................         14%          (4)%                     11%         (1)%


Used Vehicle Sales.  The 25% increase in used vehicle dollar sales in the second
-------------------
quarter of fiscal 2006  reflects a 21%  increase in unit sales and a 3% increase in average  retail  selling  price.  The unit  sales  growth was driven by a 10%
increase  in  comparable  store  used  units,  together  with  sales  from newer superstores that are not yet in the comparable store base. The used vehicle unit sales growth  reflects a strong  increase in store traffic as well as continuing excellent execution by our store teams. We believe the increase in store traffic was  helped in part by the  domestic  new car  manufacturers'  employee  pricing programs. Under the employee pricing programs, introduced in June and July, the manufacturers established specific employee prices for each make and model, which created greater clarity on new car pricing. We believe we benefit from pricing transparency in the marketplace, and our no-haggle consumer offer makes price-comparing easy, giving us a unique advantage as consumers cross-shop. The
10% increase in comparable store used units included approximately 1 percentage point added from sales financed by our subprime finance provider, which was added to our third-party lender group in August 2004 following a nine-month test in selected stores.

The 24% increase in used vehicle  dollar sales in the first six months of fiscal
2006 reflects a 20% increase in unit sales and a 3% increase in average retail selling price. The unit sales growth reflects an 8% increase in comparable store used units, together with the sales from newer superstores that are not yet in the comparable store base. The increase in comparable store used units was driven by increased store traffic and continuing excellent execution by our store teams, which helped overcome some loss of momentum in our sales pace during April and May 2005. We believe some of the same factors that affected the marketplace in the spring and summer of 2004 put pressure on the market this spring, including an atypical rise in wholesale auction prices and higher gas prices. In response, we did not increase our appraisal offers at the same rate as the steep increase in major public wholesale auction market prices. We believe that doing so helped to keep our retail prices more in line with demand, helping to keep our cars attractive to consumers as they compared their options in the new and used car marketplace. The increase in comparable store used units included approximately 2 percentage points added from sales financed by our subprime finance provider.

New Vehicle  Sales.  We reported  strong growth in  comparable  new vehicle unit
------------------
sales in both the second quarter and the first six months of fiscal 2006, driven in part by the traffic  generated by the employee discount  programs.  The sales performance  for our new car  franchises  was generally in line with the overall performance of the brands we represent.

Wholesale Vehicle Sales. The 25% increase in wholesale  vehicles dollar sales in
-----------------------
the second quarter of fiscal 2006 reflects the  combination of a 16% increase in wholesale  units sold and an 8%  increase  in average  wholesale  sales  prices.
Wholesale unit sales increases reflect a solid increase in appraisal traffic and the growth of our store base as compared  with the prior fiscal year. We believe the increased  appraisal traffic was due in part to the new car employee pricing programs and in part to an increase in radio advertising over the summer focused on our "we buy cars"  message.  Even as prices  on SUVs and  light  trucks  fell dramatically, CarMax continued to make appraisal purchase offers on all vehicles presented  for  appraisal  by  consumers.  We  believe a portion  of the  higher appraisal traffic reflected  franchised  dealers' loss of negotiating ability on trade-ins in connection with the more transparent employee discount price on new cars.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.

The 23%  increase in wholesale  vehicle  sales for the first half of fiscal 2006 reflects the combination of a 12% increase in wholesale unit sales and a 10% increase in average selling prices. In the first quarter of fiscal 2006, our in-house wholesale auction prices rose at a higher-than-normal pace, reflecting trends in the general wholesale market.

Other Sales and Revenues. Other sales and revenues include extended service plan
------------------------
revenues,  service  department sales, and third-party  finance fees. Other sales and revenues  increased during the second quarter and first six months of fiscal
2006, as extended service plan and service  department  revenues  benefited from the  increase  in retail  sales and the  growth in the store  base.  Third-party finance  fees  declined,  primarily  as a result of the August 2004 rollout of a subprime provider.  As is customary in the industry,  subprime finance contracts are  purchased  from the  company at a discount.  We record this  discount as an offset to the  third-party  finance  fee  revenues  received  from our prime and nonprime finance providers.





Supplemental information related to vehicle sales follows:

Retail Unit Sales
-----------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2005                2004                      2005               2004
                                               ----------------------------                 ----------------------------
Used vehicles   ............................    75,616              62,396                   149,759            124,749
New vehicles    ............................     6,320               5,756                    11,924             11,600
                                              -----------------------------                -----------------------------
Total ......................................    81,936              68,152                   161,683            136,349
                                              =============================                =============================

Average Retail Selling Prices
-----------------------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2005                2004                   2005                  2004
                                             ------------------------------               ------------------------------
Used vehicles...............................    $16,204             $15,693               $16,161                $15,678
New vehicles................................    $23,878             $23,706               $23,824                $23,463
Weighted average............................    $16,796             $16,370               $16,726                $16,340

Retail Vehicle Sales Mix
------------------------
                                                       Three Months                                  Six Months
                                                      Ended August 31                              Ended August 31
                                                 2005                2004                     2005                2004
                                               ----------------------------                 ----------------------------
Vehicle units:
      Used vehicles.........................      92%                 92%                       93%                91%
      New vehicles..........................       8                   8                         7                  9
                                               ----------------------------                 ----------------------------
Total.......................................     100%                100%                      100%               100%
                                               ===========================                  ============================

Vehicle dollars:
      Used vehicles.........................      89%                 88%                       89%                88%
      New vehicles..........................      11                  12                        11                 12
                                               ----------------------------                 ----------------------------
Total.......................................     100%                100%                      100%               100%
                                               ============================                 ============================


Retail Stores.  CarMax opened five superstores in the first half of fiscal 2006.
-------------
In the first quarter, we expanded our presence in the Los Angeles market, adding both a standard and a satellite  superstore and bringing to five the total store count in this large  market.  We also  entered  the  Jacksonville  market with a standard  superstore,  and we added a  satellite  superstore  in the Kansas City market.  At the end of the second quarter,  we entered the Salt Lake City market with a  standard  superstore.  We have a total of seven new car  franchises  and expect  to  maintain  long-term  strategic  relationships  with  the  automotive manufacturers we currently represent.


                                             Estimate
    Retail Store Mix                       Feb. 28, 2006         August 31, 2005        Feb. 28, 2005       August 31, 2004
---------------------------------------------------------------------------------------------------------------------------
Mega superstores.............................    13                    13                     13                    13
Standard superstores.........................    34                    32                     29                    28
Satellite superstores........................    20                    18                     16                    14
                                                 --------------------------------------------------------------------------
Total used car superstores...................    67                    63                     58                    55
Co-located new car stores....................     4                     4                      3                     3
                                                ---------------------------------------------------------------------------
Total........................................    71                    67                     61                    58
                                                ===========================================================================



Gross Profit
------------

                                                           Three Months                              Six Months
                                                          Ended August 31                           Ended August 31
                                                     2005               2004                  2005               2004
                                            $ per unit(1) %(2)  $ per unit(1) %(2)  $ per unit(1) %(2)  $ per unit(1)  %(2)
                                            --------------------------------------  ---------------------------------------
Used vehicle gross profit..................    1,856      11.3     1,846      11.7      1,829     11.2     1,855      11.7
New vehicle gross profit...................    1,122       4.7       890       3.7        973      4.1       859       3.6
Wholesale vehicle gross profit.............      578      14.4       406      11.0        604     14.6       423      11.3
Other gross profit.........................      411      61.7       385      56.3        404     61.8       398      58.7
Total gross profit.........................    2,546      12.8     2,395      12.3      2,513     12.6     2,423      12.5

(1)Calculated as category gross profit dollars divided by the respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross  Profit.  Our second  quarter  fiscal 2006 used vehicle gross
--------------------------
profit per unit rose slightly compared with the prior year's quarter. During the quarter,  increasing  gasoline costs caused  wholesale prices for SUVs and light trucks to  plummet,  while  prices  for more  gasoline  efficient  compact  cars remained  above  historical  norms.  We were able to  maintain  margins  in this environment,  despite taking a supplemental  markdown in retail SUV valuation at the end of the quarter.  Our ability to quickly adjust  appraisal offers to stay in line with the broader market  trade-in  offer trends and our rapid  inventory turns, which reduce our exposure to declining prices,  contributed to our margin stability.

For the six months ended August 31, 2005, used vehicle gross profit per unit declined modestly compared with the prior year, due to an increase in wholesale auction pricing in the first quarter of fiscal 2006. This increase adversely affected used vehicle gross profits, particularly for vehicles obtained through the major public wholesale auctions.

New Vehicle Gross Profit.  The increase in new vehicle gross profit per unit for
------------------------
the three months and six months ended  August 31, 2005,  compared  with the same periods in the prior year,  was  primarily  the result of the employee  discount pricing programs offered by the domestic new car manufacturers beginning in June and July 2005. We were able to increase our new car prices modestly, as they had generally been below the employee discount pricing.

Wholesale Vehicle Gross Profit.  For the second quarter and the first six months
------------------------------
of fiscal 2006, wholesale vehicle gross profit per unit increased from the prior year  levels,  primarily  as a result  of the  strengthening  wholesale  vehicle pricing  environment.  We typically  experience our strongest  wholesale profits during the spring when  wholesale  prices are rising,  and the atypical  rate of increase in the current year added to the profit improvement.  Wholesale profits also  benefited from our decision not to increase  appraisal  offers at the same rate as the steep  increase in major public  wholesale  auction market prices in the current year.

Other Gross Profit.  Compared with the prior year's second quarter and first six
------------------
months, other gross profit per unit increased slightly, primarily as a result of the growth in our  service  margin.  The service  department,  which is the only category  within other sales and revenues that has an associated  cost of sales, reported higher profits  reflecting the greater overhead expense absorption that higher vehicle sales and reconditioning volumes provide. The increase in service margins  was offset  somewhat  by a decline in  third-party  finance  fees.  The discount  at which  our  subprime  lender  purchases  installment  contracts  is reflected as an offset to third-party finance fees.

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

The components of CarMax Auto Finance income were as follows:

                                                        Three Months Ended August 31            Six Months Ended August 31
(In millions)                                         2005        %       2004       %        2005       %       2004      %
------------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)........................ $     17.2   3.3   $    14.9    3.8    $     37.7    3.8  $     30.5   3.7
                                                   -----------------------------------    -----------------------------------

Other CAF income: (2)
     Servicing fee income.........................        6.9   1.0         6.1    1.0          13.5    1.0        12.1   1.0
     Interest income..............................        5.1   0.8         4.4    0.7          10.1    0.8         9.4   0.8
                                                   -----------------------------------    -----------------------------------
Total other CAF income............................       12.0   1.8        10.5    1.8          23.6    1.8        21.5   1.8
                                                   -----------------------------------    -----------------------------------

Direct CAF expenses: (2)
     CAF payroll and fringe benefit expense.......        2.5   0.4         2.3    0.4           4.9    0.4         4.4   0.4
     Other direct CAF expenses....................        2.9   0.4         2.4    0.4           5.5    0.4         4.9   0.4
                                                   -----------------------------------    -----------------------------------
Total direct CAF expenses.........................        5.4   0.8         4.7    0.8          10.4    0.8         9.4   0.8
                                                   -----------------------------------    -----------------------------------

CarMax Auto Finance income (3).................... $     23.8   1.5   $    20.7    1.6    $     50.9    1.6  $     42.6   1.6
                                                   ===================================    ===================================

Loans sold........................................ $    514.7         $   391.8           $    989.4         $    822.4
Average managed receivables....................... $  2,636.6         $ 2,364.8           $  2,586.9         $  2,332.3
Net sales and operating revenues.................. $  1,633.9         $ 1,323.5           $  3,212.2         $  2,648.5
Ending managed receivables........................ $  2,672.5         $ 2,380.0           $  2,672.5         $  2,380.0

Percent columns indicate:
(1) Percent of loans sold.
(2) Annualized percent of averaged managed receivables.
(3) Percent of net sales and operating revenues.

CAF's second quarter income rose 15% in fiscal 2006 compared with the prior year's quarter. CAF income benefited from the growth in total vehicle sales and a modest increase in CAF's loan penetration. The gains on sales of loans increased 15%, as the benefit of the 31% increase in loans sold was partially offset by the decrease in the gain spread to 3.3% from 3.8% in the second quarter of fiscal 2005.

CAF income for the first six months of fiscal 2006 increased 19% compared with the same period of the prior year. This increase includes first quarter gains of $0.02 per share resulting from a favorable valuation adjustment and $0.01 per share resulting from the favorable terms of the 2005-1 public securitization in April. In the first quarter of fiscal 2006, we lowered the loss assumptions on previously securitized receivables, reflecting the favorable market conditions and the continued favorable performance of CAF's portfolio. Other income and other direct expenses for the second quarter and first six months of fiscal 2006 increased proportionately to managed receivables.

In May 2005, we exercised our option to repurchase the loan balances outstanding in the 2001-2 securitization when the remaining balance of the related auto loans receivable fell below 10% of the original pool balance. These loans were subsequently resold into the warehouse facility. In May 2004, we completed a similar repurchase and resale related to the 2001-1 securitization. In both cases, the loan balances carried relatively high interest rates that, combined with relatively low short-term funding costs, resulted in an earnings benefit for the first quarter of both fiscal years of approximately $0.01 per share.

The  reported  gains on sales of loans of 3.8% in the first six months of fiscal
2006 included the effects of the repurchase and resale of the receivables in the 2001-2 public securitization, the valuation adjustment, and the favorable terms of the 2005-1 public securitization. The reported gains on sales of loans as a percent of all loans sold of 3.7% in the first half of fiscal 2005 included the effect of the repurchase and resale of the receivables in the 2001-1 public securitization. Excluding the impacts of the 2005-1 public securitization, the repurchase and resale of the 2001-2 and 2001-1 public securitizations, and the valuation adjustment, the gains on loans originated and sold was 3.3% in the first six months of fiscal 2006, and 3.8% in the first six months of fiscal
2005.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is as follows:

                                                                      As of August 31              As of February 28 or 29
(In millions)                                                       2005           2004              2005           2004
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................   $   2,611.9     $   2,336.5      $   2,427.2     $  2,200.4
Loans held for sale or investment..........................          60.6            43.5             67.7           48.2
                                                              -------------------------------------------------------------
Ending managed receivables.................................   $   2,672.5     $   2,380.0      $   2,494.9     $  2,248.6
                                                              =============================================================
Accounts 31+ days past due.................................   $      40.9     $      35.7      $      31.1     $     31.4
Past due accounts as a percentage of
ending managed receivables.................................          1.53%           1.50%            1.24%          1.40%


                                                                     Three Months                      Six Months
                                                                   Ended August 31                   Ended August 31
(In millions)                                                    2005             2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables................................   $   2,636.6     $   2,364.8      $   2,586.9    $   2,332.3
Credit losses on managed receivables.......................   $       5.0     $       5.3      $       8.1    $       9.3
Annualized credit losses as a percentage of
average managed receivables................................          0.76%           0.90%            0.62%          0.80%

If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted. Annualized losses as a percentage of average managed receivables for the second quarter and first six months of fiscal 2006 decreased substantially compared with the same periods in fiscal 2005. We believe the decrease was due to a combination of factors including improved general economic conditions, the implementation of a new credit scorecard in the third quarter of fiscal 2003, and operational efficiencies resulting from system enhancements. The change in performance is reflected in the revaluation of the retained interest during the first quarter, as previously discussed.

Selling, General and Administrative Expenses
--------------------------------------------

The SG&A ratio declined modestly to 10.1% in the second quarter of fiscal 2006 compared with 10.2% in the second quarter of the prior fiscal year. The expected leverage of fixed expenses and corporate overhead provided by our strong sales growth was largely offset by a combination of factors. The rollout of marketwide television advertising in Los Angeles in fiscal 2006 and the lower-than-normal store and corporate bonuses in fiscal 2005 both adversely affected the SG&A comparison. In addition, we continue to see a larger percentage of our store base that is made up of newer stores not yet at basic maturity, which we define as four years. Newer stores typically experience higher SG&A ratios. In this fiscal year's second quarter, 46% of our stores were newer stores; in last year's second quarter, that percentage was 38%. For the six month period ended
August 31, 2005, the SG&A ratio increased to 10.1% compared with 10.0% for the same period last year. This increase was due to the factors mentioned above combined with a slightly lower sales growth in the first quarter of fiscal 2006.

Income Taxes
------------

The effective income tax rate declined to 38.1% in the second quarter and 38.2% in the first six months of fiscal 2006 from 39.0% in the same periods of fiscal
2005,  primarily as a result of a legal entity  reorganization in December 2004.
The company created a centralized corporate management entity in an effort to obtain operational, legal, and other benefits that also resulted in state tax efficiencies.


Operations Outlook
------------------

For the third quarter of fiscal 2006, we anticipate comparable store used vehicle unit growth in the range of 2% to 8% and net earnings per share in the range of $0.19 to $0.25. We have chosen to provide wider than usual ranges for the third quarter's expectations because market conditions continue to be uncertain and because the model year changeover that coincides with the third quarter typically makes it the most challenging period of the year to forecast.
We have continued to see price declines for SUVs and light trucks in September, and as these declines cause us to take supplemental markdowns, we anticipate incremental margin pressure in the third quarter. Now that subprime financing has been available across our full retail store base for 12 months, we do not expect subprime financed sales to provide significant incremental used unit comparable store sales growth in future periods. We expect the CAF gains on sales of loans will be approximately 3.5%, which is at the low end of our normalized range of 3.5% to 4.5%, but is slightly higher than the 3.3% gain spread realized in the second quarter of fiscal 2006.

We believe we experienced a slight sales benefit early in the third quarter from replacement vehicle purchases resulting from Hurricane Katrina, despite having no stores in Louisiana or Mississippi. However, because we have no basis that would allow us to predict if and to what extent our sales might continue to benefit, our current third quarter expectations do not include any further anticipated benefit from possible replacement purchases.

Hurricane Rita is expected to have a minimal effect on the company's sales and earnings. The four CarMax stores in the Houston market were closed for approximately a week in mid-September due to this hurricane; however, we believe that, as with most weather-related events, we should recover nearly all of the resulting lost sales during the next few months. We do not, however, expect our sales to benefit from Rita as we believe that few Houston customers lost vehicles as a result of the storm.

We plan to open four  additional  superstores  during the second  half of fiscal
2006. Two of these superstores are satellite additions opened in September in the Miami and Nashville markets. Later in the third quarter, we plan to enter the Virginia Beach and the Wichita markets with one standard superstore in each.

During the first half of fiscal 2007, we currently plan to open four standard superstores and one satellite superstore. We plan to enter the Columbus, Ohio, market with one standard superstore and one satellite superstore, and the Hartford, Conn.; Oklahoma City, Okla.; and Fresno, Calif.; markets with one superstore each.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 to the company's consolidated financial statements.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating Activities. Net cash from operations increased to $118.9 million in the first half of fiscal 2006 from $67.7 million in the first half of fiscal
2005. The increase reflects a combination of factors, including a $16.1 million increase in net earnings, $17.3 million due to slower growth in inventory, and $17.8 million associated with other changes in working capital in the first half of fiscal 2006 compared with the same period in the prior year. In the first six months of fiscal 2006, inventory increased by only $8.7 million, despite having opened five superstores since the end of the prior fiscal year. Each year we target having our lowest level of inventory of the year after Labor Day in order to minimize the inherent inventory risk during the fall model year changeover period. At August 31, 2005, our inventories were at target levels.



Investing Activities. Net cash used in investing activities was $37.1 million in
--------------------
the first six months of fiscal 2006,  compared  with $75.0  million in the first half of the prior year.  Capital  expenditures  were $115.2 million in the first half of fiscal 2006,  compared  with $118.6  million in the first half of fiscal
2005. We plan to open nine  superstores  in fiscal 2006,  equal to the number of stores opened in fiscal 2005. In addition to store construction  costs,  capital spending includes costs associated with our new home office and the cost of land acquisition for future year store openings.

The company generated net proceeds from the sales of assets of $78.2 million in the first half of fiscal 2006, compared with $43.7 million in the first half of fiscal 2005. These proceeds are primarily associated with sale-leaseback transactions. In the first half of fiscal 2006, we completed the sale-leaseback of five superstores, while in the first half of fiscal 2005, we completed the sale-leaseback of three superstores. The sale-leaseback transactions were structured with initial lease terms of either 15 or 20 years with four, five-year renewal options. As of August 31, 2005, we owned six superstores currently in operation, as well as land and construction-in-progress related to several planned superstores.

Financing Activities. Net cash used in financing activities was $57.1 million in
--------------------
the  first six  months  of  fiscal  2006,  compared  with net cash  provided  by financing  activities  of $2.2  million in the first six  months of last  fiscal year. In the first half of fiscal 2006, we used cash generated  from  operations to reduce total debt by $60.4 million.

The aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to the company's consolidated financial statements, totaled $2.61 billion at August 31, 2005, and $2.34 billion at August 31, 2004. During the first half of fiscal 2006, the company completed a $617 million public securitization of automobile loan receivables. At August 31, 2005, the unused warehouse capacity totaled $63 million. The warehouse facility matures in July 2006. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile finance operation.

In August 2005,  we entered into a new,  four-year,  revolving  credit  facility secured by vehicle  inventory.  Concurrently,  we  terminated  our existing $300 million credit agreement. Borrowings under the new credit facility are available for working capital and general corporate purposes, and represent senior secured
indebtedness   of  the  company.   The  credit   facility   contains   customary
representations  and  warranties,  conditions,  and covenants.  All  outstanding principal  amounts borrowed under the credit facility will be due and payable in
August 2009.

The credit  agreement  provides for aggregate  borrowings of up to $450 million.
The aggregate borrowing limit includes a $25 million limit on new vehicle swing line loans, a $25 million limit on other swing line loans, and a $30 million limit on standby letters of credit. Borrowings on the each of the swing lines are due on demand and must be repaid monthly or refinanced through other committed borrowings under the credit agreement.

As of August 31, 2005, $105.2 million was outstanding under the credit facility, with the remainder fully available to the company. The entire balance of outstanding borrowings was classified as current portion of long-term debt, based on management's ability and intent to repay the balance within one year of the balance sheet date. As we continue to execute our growth plan, we expect that a portion of future borrowings will be used for long-term capital purposes and will remain outstanding more than one year from the balance sheet date. Such amounts will be classified on the company's balance sheets as long-term debt.

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





                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Automobile  Installment Loan  Receivables.  At August 31, 2005, and February 28,
-----------------------------------------
2005, all loans in the portfolio of automobile loan  receivables were fixed-rate installment  loans.  Financing for these automobile loan receivables is achieved through  asset  securitization  programs  that,  in turn,  issue both fixed- and floating-rate  securities.  Interest  rate  exposure  relating to  floating-rate securitizations  is managed through the use of interest rate swaps.  Receivables held for  investment  or sale are  financed  with  working  capital.  Generally, changes in  interest  rates  associated  with  underlying  swaps will not have a material impact on earnings.  However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to  nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

The total principal amount of managed receivables securitized or held for investment or sale as of August 31, 2005, and February 28, 2005, was as follows:


(In millions)                                                                 August 31              February 28
----------------------------------------------------------------------------------------------------------------

Fixed-rate securitizations.............................................    $   1,774.9             $   1,764.7
Floating-rate securitizations
     synthetically altered to fixed....................................          836.7                   662.1
Floating-rate securitizations.........................................             0.3                     0.4
Held for investment (1)...............................................            58.2                    45.5
Held for sale (2).....................................................             2.4                    22.2
                                                                           ---------------------------------------
Total.................................................................     $   2,672.5             $   2,494.9
                                                                           =======================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing  interest
----------------------
rates  related  to our  outstanding  debt.  Substantially  all of  the  debt  is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material  effect on our results of operations or cash flows for the three months and six months ended August 31, 2005.







                                     ITEM 4.

                             CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended August 31, 2005, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.




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

Item 4.        Submission of Matters to a Vote of Security Holders

               The company held an annual meeting of shareholders on June 21, 2005. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the company's Quarterly Report on Form 10-Q for the quarter ended May
               31, 2005.

Item 6.        Exhibits

               10.1 Credit  Agreement,  dated August 24, 2005, among CarMax Auto
                    Superstores,  Inc., CarMax,  Inc.,  various  subsidiaries of
                    CarMax,  various  Lenders  named therein and Bank of America
                    N.A., as Administrative Agent, filed herewith. Certain non-material schedules and exhibits have been omitted from the Credit Agreement as filed. CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.

               10.2 Security  Agreement,  dated August 24, 2005,  among  CarMax,
                    Inc., CarMax Auto Superstores, Inc., various subsidiaries of
                    CarMax  named   therein,   and  Bank  of  America  N.A.,  as
                    Administrative Agent, filed herewith.

               10.3 Company Guaranty  Agreement,  dated August 24, 2005, between
                    CarMax,  Inc. and Bank of America,  N.A., as  Administrative
                    Agent, filed herewith

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

                                             CARMAX, INC.


                                             By:    /s/  Austin Ligon
                                                   -------------------------
                                                   Austin Ligon
                                                   President and
                                                   Chief Executive Officer



                                             By:    /s/  Keith D. Browning
                                                   -------------------------
                                                   Keith D. Browning
                                                   Executive Vice President and
                                                   Chief Financial Officer

October 7, 2005






                                  EXHIBIT INDEX



     10.1 Credit   Agreement,   dated  August  24,   2005,   among  CarMax  Auto
          Superstores,  Inc.,  CarMax,  Inc.,  various  subsidiaries  of CarMax,
          various   Lenders   named   therein  and  Bank  of  America  N.A.,  as
          Administrative Agent, filed herewith.  Certain non-material  schedules and exhibits  have been  omitted  from the Credit  Agreement as filed.
          CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.

     10.2 Security Agreement,  dated August 24, 2005, among CarMax, Inc., CarMax
          Auto Superstores, Inc., various subsidiaries of CarMax named therein, and Bank of America N.A., as Administrative Agent, filed herewith.

     10.3 Company  Guaranty  Agreement,  dated August 24, 2005,  between CarMax,
          Inc. and Bank of America, N.A., as Administrative Agent, filed herewith

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


Page 29 of 29