Form 10-Q
period 2006-01-06
CARMAX INC
filed 2006-01-06
CIK 1170010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-31420

                                  CARMAX, INC.
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                54-1821055
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

12800 TUCKAHOE CREEK PARKWAY, RICHMOND, VIRGINIA           23238
    (Address of principal executive offices)            (Zip Code)

                                 (804) 747-0422
              (Registrant's telephone number, including area code)

                                       NA
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                          No
                           -----                           -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                       Yes  X                           No
                           -----                           -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                       Yes                              No   X
                           -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at December 31, 2005
 -----------------------------                --------------------------------
 Common Stock, par value $0.50                           104,851,247




                                           CARMAX, INC. AND SUBSIDIARIES

                                                  TABLE OF CONTENTS
                                                  -----------------

                                                                                                                      Page
                                                                                                                       No.
                                                                                                                       ---
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Consolidated Financial Statements:

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 2005 and 2004                                     3

                     Consolidated Balance Sheets -
                     November 30, 2005, and February 28, 2005                                                          4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2005 and 2004                                                      5

                     Notes to Consolidated Financial Statements                                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                          27

      Item 4.     Controls and Procedures                                                                             28


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                                   29

      Item 6.     Exhibits                                                                                            29


SIGNATURES                                                                                                            30
----------


EXHIBIT INDEX                                                                                                         31
-------------









                                            PART I. FINANCIAL INFORMATION

                                            ITEM 1. FINANCIAL STATEMENTS



                                            CARMAX, INC. AND SUBSIDIARIES
                                            -----------------------------
                                    Consolidated Statements of Earnings (Unaudited)
                                         (In thousands except per share data)


                                                       Three Months Ended                            Nine Months Ended
                                                           November 30                                  November 30
                                            ----------------------------------------   -----------------------------------------
                                                2005     %(1)       2004    %(1)            2005     %(1)        2004    %(1)
                                               ------  -------    -------  -------        -------  -------     -------  -------
Sales and operating revenues:
    Used vehicle sales                   $  1,087,097    76.3  $   926,023    76.2     $ 3,527,416    76.1  $ 2,898,757    75.0
    New vehicle sales                         113,299     8.0      114,199     9.4         399,314     8.6      388,480    10.1
    Wholesale vehicle sales                   174,235    12.2      132,669    10.9         554,510    12.0      441,658    11.4
    Other sales and revenues                   49,349     3.5       42,820     3.5         154,953     3.3      135,313     3.5
                                         -----------------------------------------     ----------------------------------------
Net sales and operating revenues            1,423,980   100.0    1,215,711   100.0       4,636,193   100.0    3,864,208   100.0
Cost of sales                               1,246,807    87.6    1,070,265    88.0       4,052,677    87.4    3,388,332    87.7
                                         -----------------------------------------     ----------------------------------------
Gross profit                                  177,173    12.4      145,446    12.0         583,516    12.6      475,876    12.3
CarMax Auto Finance income
    (Notes 3 and 4)                            27,971     2.0       20,439     1.7          78,866     1.7       62,999     1.6
Selling, general, and administrative
    expenses                                  161,727    11.4      137,170    11.3         486,236    10.5      402,584    10.4
Gain on franchise dispositions, net                 -       -          692     0.1               -       -          681       -
Interest expense                                  430       -            -       -           1,999       -          817       -
Interest income                                   262       -          175       -             588       -          294       -
                                         -----------------------------------------     ----------------------------------------
Earnings before income taxes                   43,249     3.0       29,582     2.4         174,735     3.8      136,449     3.5
Provision for income taxes                     16,837     1.2       11,537     0.9          67,083     1.4       53,215     1.4
                                         -----------------------------------------     ----------------------------------------
Net earnings                             $     26,412     1.9  $    18,045     1.5     $   107,652     2.3  $    83,234     2.2
                                         =========================================     ========================================

Weighted average common
   shares (Note 7):
    Basic                                     104,727              104,070                 104,547              103,978
                                         ============          ===========             ===========          ===========
    Diluted                                   106,442              105,735                 106,281              105,673
                                         ============          ===========             ===========          ===========
Net earnings per share (Note 7):
    Basic                                $       0.25          $      0.17             $      1.03          $      0.80
                                         ============          ===========             ===========          ===========
    Diluted                              $       0.25          $      0.17             $      1.01          $      0.79
                                         ============          ===========             ===========          ===========


(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.




                                            CARMAX, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                          (In thousands except share data)


                                                                               November 30, 2005        February 28, 2005
                                                                               -----------------        -----------------
                                                                                 (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents (Note 2)                                              $     34,977               $     29,099
Accounts receivable, net                                                              55,616                     76,167
Automobile loan receivables held for sale (Note 4)                                     1,527                     22,152
Retained interest in securitized receivables (Note 4)                                158,930                    147,963
Inventory                                                                            606,366                    576,567
Prepaid expenses and other current assets                                             11,381                     13,008
                                                                                 -----------               ------------

Total current assets                                                                 868,797                    864,956

Property and equipment, net                                                          465,990                    406,301
Deferred income taxes                                                                  5,869                          -
Other assets                                                                          26,484                     21,756
                                                                                 -----------               ------------

TOTAL ASSETS                                                                    $  1,367,140               $  1,293,013
                                                                                ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                                                                $    173,341               $    170,646
Accrued expenses and other current liabilities                                        75,266                     65,664
Accrued income taxes                                                                  21,571                      1,179
Deferred income taxes                                                                 19,572                     26,315
Short-term debt (Note 9)                                                               4,707                     65,197
Current portion of long-term debt (Note 9)                                            40,042                        330
                                                                                 -----------               ------------

Total current liabilities                                                            334,499                    329,331

Long-term debt, excluding current portion (Note 9)                                    85,036                    128,419
Deferred revenue and other liabilities                                                29,322                     29,260
Deferred income taxes                                                                      -                      5,027
                                                                                 -----------               ------------

TOTAL LIABILITIES                                                                    448,857                    492,037
                                                                                 -----------               ------------

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
       104,841,310 and 104,303,375 shares issued and outstanding
       at November 30, 2005, and February 28, 2005, respectively                      52,421                     52,152
Capital in excess of par value                                                       498,550                    489,164
Retained earnings                                                                    367,312                    259,660
                                                                                 -----------               ------------

TOTAL SHAREHOLDERS' EQUITY                                                           918,283                    800,976
                                                                                 -----------               ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  1,367,140               $  1,293,013
                                                                                ============               ============

See accompanying notes to consolidated financial statements.






                                            CARMAX, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows (Unaudited)
                                                   (In thousands)


                                                                                   Nine Months Ended
                                                                                       November 30
                                                                              2005                    2004
                                                                          -----------             -----------
Operating Activities:
---------------------
Net earnings                                                              $  107,652              $   83,234
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                             19,193                  13,334
    Amortization of restricted stock awards                                       53                      79
    Gain on disposition of assets                                               (777)                   (810)
    Deferred income tax benefit                                              (17,639)                 (2,163)
    Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                   20,551                   8,664
       Decrease in automobile loan receivables
         held for sale                                                        20,625                  15,241
       (Increase) decrease in retained interest in
         securitized receivables                                             (10,967)                 14,367
       Increase in inventory                                                 (29,799)                (37,621)
       Decrease (increase) in prepaid expenses
         and other current assets                                              1,627                    (598)
       Increase in other assets                                                 (434)                   (394)
       Increase (decrease) in accounts payable,
         accrued expenses and other current liabilities,
         and accrued income taxes                                             37,804                 (11,500)
       Increase in deferred revenue and other liabilities                        800                   1,772
                                                                          ----------              ----------
Net cash provided by operating activities                                    148,689                  83,605
                                                                          ----------              ----------

Investing Activities:
---------------------
Purchases of property and equipment                                         (153,490)               (176,341)
Proceeds from sales of assets                                                 78,217                  52,657
                                                                          ----------              ----------
Net cash used in investing activities                                        (75,273)               (123,684)
                                                                          ----------              ----------


Financing Activities:
---------------------
(Decrease) increase in short-term debt, net                                  (60,490)                  1,885
Issuance of long-term debt                                                   105,229                       -
Payments on long-term debt                                                  (116,764)                      -
Equity issuances, net                                                          4,487                   2,313
                                                                          ----------              ----------
Net cash (used in) provided by financing activities                          (67,538)                  4,198
                                                                          ----------              ----------

Increase (decrease) in cash and cash equivalents                               5,878                 (35,881)
Cash and cash equivalents at beginning of year                                29,099                  61,643
                                                                          ----------              ----------
Cash and cash equivalents at end of period                                $   34,977              $   25,762
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

     Cash and Cash  Equivalents.  Cash  equivalents of $22.3 million at November
     30,  2005,  and $18.0  million at February  28,  2005,  consisted of highly liquid  securities  with  original  maturities  of  three  months  or less.
     Included in cash  equivalents  at November 30, 2005, and February 28, 2005,
     were   restricted  cash  deposits  of  $17.7  million  and  $12.0  million, respectively, which were associated with certain insurance deductibles.

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









                                                                          Three Months Ended                Nine Months Ended
                                                                              November 30                      November 30
     (In thousands except per share data)                                 2005          2004             2005          2004
     -------------------------------------------------------------------------------------------------------------------------

     Net earnings, as reported ......................................   $ 26,412      $18,045          $ 107,652     $  83,234

     Total additional stock-based compensation expenses
         determined under the fair-value-based method
         for all awards, net of related tax effects .................      3,460        2,983             10,015         8,636
                                                                        ----------------------        -------------------------

     Pro forma net earnings .........................................   $ 22,952      $15,062          $  97,637     $  74,598
                                                                        ======================        =========================

     Earnings per share:
         Basic, as reported..........................................   $   0.25     $   0.17          $    1.03     $    0.80
         Basic, pro forma............................................   $   0.22     $   0.14          $    0.93     $    0.72

         Diluted, as reported........................................   $   0.25     $   0.17          $    1.01     $    0.79
         Diluted, pro forma..........................................   $   0.22     $   0.14          $    0.92     $    0.71

     The pro forma effect on the third quarter and first nine months of fiscal
     2006 and prior periods may not be representative of the pro forma effects on net earnings and net earnings per share for future periods.

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

     CarMax Auto Finance income was as follows:
                                                                  Three Months Ended                  Nine Months Ended
                                                                       November 30                       November 30
     (In millions)                                                   2005       2004                 2005          2004
     --------------------------------------------------------------------------------------------------------------------

     Gains on sales of loans.................................    $  20.9      $  14.3              $  58.7        $ 44.8
                                                                 --------------------              ---------------------

     Other CAF income:
        Servicing fee income.................................        7.0          6.2                 20.5          18.3
        Interest income......................................        5.6          4.9                 15.7          14.3
                                                                 --------------------              ---------------------
     Total other CAF income..................................       12.6         11.1                 36.2          32.6
                                                                 --------------------              ---------------------

     Direct CAF expenses:
        CAF payroll and fringe benefit expense...............        2.7          2.3                  7.6           6.8
        Other direct CAF expenses............................        2.9          2.7                  8.4           7.6
                                                                 --------------------              ---------------------
     Total direct CAF expenses...............................        5.6          5.0                 16.0          14.4
                                                                 --------------------              ---------------------

     CarMax Auto Finance income..............................    $  28.0        $20.4              $  78.9        $ 63.0
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

     The company periodically uses public securitizations to refinance the receivables previously securitized through the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. Refinancing receivables in a public securitization during a quarter may or may not have a significant impact on the company's results, depending on securitization structures and market conditions. The company recognized a gain of $0.01 per share in the first quarter of fiscal 2006 related to the 2005-1 public securitization and a gain of $0.01 per share in the third quarter of fiscal 2006 related to the 2005-2 public securitization. These gains may not be representative of the potential impact of future securitizations.

     The transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

                                                         Three Months                                 Nine Months
                                                       Ended November 30                           Ended November 30
     (In millions)                                   2005           2004                         2005           2004
     -------------------------------------------------------------------------------------------------------------------
     Net loans originated.........................    $415.7        $346.1                    $1,333.8        $1,102.0
     Loans sold...................................    $416.6        $345.7                    $1,405.9        $1,168.2
     Gains on sales of loans (1)..................    $ 20.9        $ 14.3                    $   58.7        $   44.8
     Gains on sales of loans as a
         percentage of loans sold (1).............       5.0%          4.1%                        4.2%            3.8%

      (1) Includes the effects of valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations.


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

     The fair value of the retained  interest was $158.9  million as of November
     30, 2005, and $148.0 million as of February 28, 2005. The retained interest had a weighted average life of 1.5 years as of November 30, 2005, and as of February 28, 2005. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance. The following is a detailed explanation of the components of the retained interest.

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

     Restricted cash.  Restricted cash represents  amounts on deposit in various
     ---------------
     reserve  accounts   established  for  the  benefit  of  the  securitization
     investors.  In the  event  that  the  cash  generated  by  the  securitized receivables  in a  given  period  was  insufficient  to pay  the  interest, principal,  and other  required  payments,  the  balances on deposit in the reserve  accounts would be used to pay those amounts.  In general,  each of the company's  securitizations requires that an amount equal to a specified percentage  of the initial  receivables  balance be  deposited in a reserve account on the  closing  date and that any  excess  cash  generated  by the receivables be used to fund the reserve account to the extent  necessary to maintain  the  required  amount.  If the amount on  deposit in the  reserve account  exceeds the  required  amount,  an amount  equal to that excess is released  through the special purpose entity to the company.  In the public securitizations,  the  amount  required  to be on  deposit  in the  reserve account must equal or exceed a specified floor amount.  The reserve account remains  funded  until the  investors  are paid in full,  at which time the remaining  balance is released  through the special  purpose  entity to the company. The amount required to be maintained in the public  securitization reserve  accounts  may  increase  depending  upon  the  performance  of the securitized receivables.  The amount on deposit in restricted cash accounts was $32.6 million as of November 30, 2005, and $33.5 million as of February
     28, 2005.

     Required  excess  receivables.  The warehouse  facility and certain  public
     -----------------------------
     securitizations require that the total value of the securitized receivables exceed, by a specified amount,  the principal amount owed to the investors.
     The required excess  receivables  balance represents this specified amount.
     Any cash flows  generated by the required  excess  receivables are used, if needed,  to make payments to the  investors.  Any remaining cash flows from the excess  receivables are released  through the special purpose entity to the company.  The unpaid  principal  balance related to the required excess receivables was $51.4 million as of November 30, 2005, and $44.3 million as of February 28, 2005.

     Key  Assumptions  Used in Measuring the Retained  Interest and  Sensitivity
     Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at November 30, 2005, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.
     Key economic assumptions at November 30, 2005, were not materially different from assumptions used to measure the fair value of the retained interest at the time of securitization. These sensitivity analyses are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.







                                                                              Impact on Fair                Impact on Fair
                                                    Assumptions                Value of 10%                  Value of 20%
     (In millions)                                      Used                  Adverse Change                Adverse Change
     ---------------------------------------------------------------------------------------------------------------------
     Prepayment rate........................       1.42%-1.50%                     $5.1                         $  10.3
     Cumulative default rate................       1.45%-2.18%                     $4.5                         $   9.1
     Annual discount rate...................             12.0%                     $2.3                         $   4.5

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

                                                                    As of November 30            As of February 28 or 29
     (In millions)                                                 2005            2004           2005            2004
     -----------------------------------------------------------------------------------------------------------------------
     Loans securitized.....................................   $   2,654.6     $   2,379.9        $2,427.2       $2,200.4
     Loans held for sale or investment.....................          56.1            39.3            67.7           48.2
                                                              ------------------------------------------------------------
     Ending managed receivables............................   $   2,710.7     $   2,419.2        $2,494.9       $2,248.6
                                                              ============================================================
     Accounts 31+ days past due............................   $      43.3     $      38.5        $   31.1       $   31.4
     Past due accounts as a percentage of
         ending managed receivables........................          1.60%           1.59%           1.24%          1.40%

                                                                        Three Months                   Nine Months
                                                                      Ended November 30              Ended November 30
    (In millions)                                                   2005            2004           2005           2004
    -----------------------------------------------------------------------------------------------------------------------
    Average managed receivables............................... $   2,705.9      $  2,407.2     $   2,626.6   $   2,357.3
    Credit losses on managed receivables...................... $       5.3      $      5.0     $      13.4   $      14.4
    Annualized credit losses as a percentage of
        average managed receivables...........................        0.78%           0.83%           0.68%         0.81%






     Selected  Cash  Flows  from  Securitized   Receivables.   The  table  below
     summarizes certain cash flows received from and paid to the automobile loan securitizations:

                                                                             Three Months                    Nine Months
                                                                           Ended November 30              Ended November 30
     (In millions)                                                        2005          2004              2005         2004
     ------------------------------------------------------------------------------------------------------------------------
     o   Proceeds from new securitizations............................    $327.0      $  294.0       $ 1,118.5        $ 966.5
     o   Proceeds from collections reinvested in
             revolving period securitizations.........................    $185.7      $  132.3       $   573.9        $ 443.7
     o   Servicing fees received......................................    $  7.0      $    6.2       $    20.3        $  18.2
     o   Other cash flows received from the retained interest:........
             Interest-only strip receivables..........................    $ 20.1      $   20.6       $    62.2        $  62.6
             Cash reserve releases, net...............................    $  3.2      $    3.0       $    12.3        $  13.9

     Proceeds  from  new  securitizations.  Proceeds  from  new  securitizations
     ------------------------------------
     includes proceeds from receivables newly securitized  through the warehouse
     facility   during  the  period.   Proceeds  from   receivables   previously
     securitized through the warehouse facility that are periodically refinanced
     in  public   securitizations   are  not   considered   proceeds   from  new
     securitizations for this table. Proceeds from receivables  repurchased from public  securitizations  and refinanced  through the warehouse facility are included in proceeds from new  securitizations and totaled $51.5 million in the first  quarter of fiscal 2006 and $51.0 million in the first quarter of fiscal 2005.  The company has the option to  repurchase  the loan  balances outstanding  in public  securitizations  when the remaining  balance of the related auto loans receivable falls below 10% of the original pool balance.
     The company  exercised this option in the first quarters of fiscal 2006 and fiscal 2005. No such  repurchases  occurred in the second or third quarters of fiscal 2006 or fiscal 2005.

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

     Financial  Covenants  and  Performance  Triggers.   Certain  securitization
     agreements  include various financial  covenants and performance  triggers.
     For such agreements,  the company must meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth ratio,  minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge
     coverage  ratio.  Certain  pools  of  securitized   receivables  must  meet
     performance   tests  relating  to  portfolio  yield,   default  rates,  and
     delinquency  rates. If these financial  covenants and/or  performance tests are not met, in addition to other  consequences,  the company may be unable to continue to securitize  receivables through the warehouse facility or it may be terminated as servicer  under the  securitizations.  At November 30,
     2005, the company was in compliance with these financial covenants, and the securitized receivables were in compliance with these performance triggers.

5.   Financial Derivatives
     ---------------------

     The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the third quarter of fiscal 2006, the company entered into six 40-month amortizing interest rate swaps with initial notional amounts totaling $330.0 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $638.5 million at November 30, 2005, and $662.1 million at February 28, 2005. The fair value of swaps included in prepaid expenses and other current assets was a net asset of $3.4 million at November 30, 2005, and $5.4 million at February 28, 2005.

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

                                                                     Three Months Ended November 30
                                                      Pension Plan          Restoration Plan                Total
                                                      ------------          ----------------         ------------------
     (In thousands)                                 2005       2004         2005        2004           2005       2004
     ----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $2,332     $1,624      $  172       $  91         $2,504     $1,715
     Interest cost..............................       698        538          64          62            762        600
     Expected return on plan assets.............      (567)      (392)          -           -           (567)      (392)
     Amortization of prior year
         service cost...........................        10          9           6          12             16         21
     Recognized actuarial loss..................       241        184          34          37            275        221
                                                 --------------------------------------------------------------------------

     Net pension expense........................    $2,714     $1,963        $276        $202         $2,990     $2,165
                                                 ==========================================================================


                                                                      Nine Months Ended November 30
                                                      Pension Plan          Restoration Plan                Total
                                                      ------------          ----------------         ------------------
     (In thousands)                                 2005       2004         2005        2004           2005       2004
     ----------------------------------------------------------------------------------------------------------------------
     Service cost...............................    $6,584     $4,932        $360        $251         $6,944     $5,183
     Interest cost..............................     2,096      1,614         194         170          2,290      1,784
     Expected return on plan assets.............    (1,553)    (1,130)          -           -         (1,553)    (1,130)
     Amortization of prior year
         service cost...........................        28         27          18          12             46         39
     Recognized actuarial loss..................       721        552         102         113            823        665
                                                 --------------------------------------------------------------------------

     Net pension expense........................    $7,876     $5,995        $674        $546         $8,550     $6,541
                                                 ==========================================================================

     During the third quarter of fiscal 2006, the company made a $4.5 million contribution to the pension plan. The company does not anticipate making a contribution to the pension plan in the fourth quarter of fiscal 2006.







7.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:

                                                                           Three Months                      Nine Months
                                                                         Ended November 30                Ended November 30
     (In thousands except per share data)                              2005            2004              2005           2004
     -------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares..............................     104,727          104,070          104,547        103,978
     Dilutive potential common shares:
        Options..................................................       1,706            1,649            1,720          1,680
        Restricted stock.........................................           9               16               14             15
                                                                  ----------------------------      --------------------------
     Weighted average common shares
        and dilutive potential common shares.....................     106,442          105,735          106,281        105,673
                                                                  ============================      ==========================

     Net earnings available to common shareholders...............  $   26,412       $   18,045      $   107,652      $  83,234
     Basic net earnings per share................................  $     0.25       $     0.17      $      1.03      $    0.80
     Diluted net earnings per share..............................  $     0.25       $     0.17      $      1.01      $    0.79

     Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of November
     30, 2005, options to purchase 1,919,226 shares of common stock with exercise prices ranging from $29.61 to $43.44 per share were outstanding and not included in the calculation. As of November 30, 2004, options to purchase 3,015,740 shares with exercise prices ranging from $26.83 to $43.44 per share were outstanding and not included in the calculation.

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

9.   Long-Term Debt
     --------------

     In the second quarter of fiscal 2006, CarMax entered into a four year, revolving credit facility (the "credit agreement") with Bank of America, N.A. and various other financial institutions and terminated its $300 million credit facility with DaimlerChrysler Services North America, LLC and Toyota Motor Credit Corporation. The credit agreement is secured by vehicle inventory and contains customary representations and warranties, conditions, and covenants. Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing. The company pays a commitment fee on the unused portion of the available funds. All outstanding principal amounts will be due and payable in August 2009, and there are no penalties for prepayment.

     The credit agreement provides for aggregate borrowings of up to $450 million. The aggregate borrowing limit includes a $25 million limit on new vehicle swing line loans, a $25 million limit on other swing line loans, and a $30 million limit on standby letters of credit. Borrowings on each of the swing lines are due on demand and must be repaid monthly or refinanced through other committed borrowings under the credit agreement.

     As of November 30, 2005,  $93.8  million was  outstanding  under the credit
     facility,   with  the  remainder  fully  available  to  the  company.   The
     outstanding balance included $4.7 million of swing line loans classified as short-term debt,  $39.1 million  classified as current portion of long-term debt, and $50.0 million  classified as long-term debt. The determination of the amount classified as long-term debt was based on management's intent as to that portion expected to remain  outstanding for more than one year from the balance sheet date.

     Obligations under capital leases as of November 30, 2005, consisted of $35.0 million classified as long-term debt, and $0.9 million classified as current portion of long-term debt.

10.  Subsequent Event
     ----------------

     In  December   2005,   the  company   completed  a  $450   million   public
     securitization of automobile loan receivables.







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

BUSINESS OVERVIEW

CarMax is the nation's largest retailer of used vehicles. As of November 30, 2005, we operated 67 used car superstores in 31 markets, including 23 mid-sized markets and eight large markets. We define mid-sized markets as those with television viewing audiences generally between 1 million and 2.5 million people.
We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended
November 30, 2005,  we sold  285,950  used cars,  representing  93% of the total
306,820 vehicles the company sold at retail during that period.

We  believe  the  CarMax   consumer  offer  is  unique  in  the  auto  retailing
marketplace. Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other "big box"  retailers.  Our  consumer  offer is structured around four core equities:  low, no-haggle prices; a broad selection;
high quality; and customer-friendly  service. We generate revenues,  income, and cash flows  primarily by retailing used vehicles and associated  items including vehicle  financing,  extended  service  plans,  and vehicle  repair  service.  A majority of the used  vehicles  we sell at retail are  purchased  directly  from consumers. Vehicles purchased through our appraisal process that do not meet our retail  standards  are  sold at  on-site  wholesale  auctions.  CarMax  provides prime-rated financing to qualified customers through CarMax Auto Finance ("CAF")
and Bank of America.  Nonprime financing is provided through several third-party lenders, and subprime financing is provided through a third-party lender under a program rolled out to our entire store base in August 2004. We periodically test additional  third-party  lenders.  CarMax has no  recourse  liability  for loans provided by  third-party  lenders.  We sell extended  service plans on behalf of unrelated  third parties who are the primary  obligors.  We have no  contractual liability  to the  customer  under these  third-party  service  plans.  Extended service plan revenues  represent  commissions  from the unrelated third parties.
Sales of new vehicles represented a decreasing  percentage of our total revenues over the last several years as we divested new car franchises and added used car superstores.

We are still at a relatively early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In the first nine months of fiscal 2006, we opened nine used car superstores, representing an approximate 16% increase in our store base. No superstore openings are planned for the fourth quarter of fiscal 2006.








Fiscal 2006 Third Quarter Highlights
------------------------------------

|X| Net sales and operating revenues increased 17% to $1.42 billion from $1.22 billion in the third quarter of fiscal 2005, while net earnings increased
     46% to $26.4 million, or $0.25 per share, from $18.0 million, or $0.17 per share.
|X| Total used vehicle unit sales increased 13%, which included a 3% increase in comparable store used unit sales.
|X| We opened four used car superstores in the third quarter of fiscal 2006, entering the Virginia Beach and Wichita markets with standard superstores and adding satellite superstores in the Miami and Nashville markets.
|X| Our total gross profit per unit increased to $2,483 from $2,284 in the third quarter of fiscal 2005. Compared with the prior year's third quarter, used vehicle gross profit per unit was similar, new vehicle gross profit per unit declined modestly, and wholesale gross profit per unit increased substantially. The wholesale gross profit benefited from unexpectedly strong wholesale pricing trends.
|X| CAF income increased 37% to $28.0 million from $20.4 million in the third quarter of fiscal 2005, reflecting the growth in total vehicle sales and managed receivables, a favorable valuation adjustment, and the favorable effect of a new public securitization completed in September.
|X| Selling, general, and administrative expenses as a percent of net sales and operating revenues (the "SG&A ratio") increased slightly to 11.4% from 11.3% in the third quarter of fiscal 2005. The moderate rate of increase in comparable store used unit sales was not sufficient to provide SG&A leverage. The growing proportion of our store base that is comprised of stores not yet at basic maturity and a lower-than-normal corporate bonus expense in the prior year were also contributing factors. Stores generally have higher SG&A ratios during their first several years of operation.
|X| For the nine months ended November 30, net cash provided by operating activities increased to $148.7 million from $83.6 million in fiscal 2005, reflecting the improved net earnings and an increase in cash generated from changes in working capital.

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



Net Sales and Operating Revenues
--------------------------------

                                                       Three Months                                   Nine Months
                                                     Ended November 30                             Ended November 30
(In millions)                                2005       %          2004       %           2005       %        2004         %
------------------------------------------------------------------------------------------------------------------------------
Used vehicle sales.....................   $1,087.1    76.3    $    926.0    76.2        $3,527.4   76.1      $2,898.8    75.0
New vehicle sales......................      113.3     8.0         114.2     9.4           399.3    8.6         388.5    10.1
Wholesale vehicle sales................      174.2    12.2         132.7    10.9           554.5   12.0         441.7    11.4
Other sales and revenues:
  Extended service plan revenues.......       22.6     1.6          19.6     1.6            72.7    1.6          61.5     1.6
  Service department sales.............       23.0     1.6          20.0     1.6            70.4    1.5          61.8     1.6
  Third-party finance fees, net........        3.8     0.3           3.2     0.3            11.8    0.3          12.0     0.3
                                        -------------------------------------------------------------------------------------
Total other sales and revenues.........       49.3     3.5          42.8     3.5           155.0    3.3         135.3     3.5
                                        -------------------------------------------------------------------------------------
Total net sales and operating
  revenues............................. $  1,424.0   100.0      $1,215.7   100.0        $4,636.2  100.0      $3,864.2   100.0
                                        =====================================================================================


Retail vehicle sales changes were as follows:

                                                      Three Months                         Nine Months
                                                    Ended November 30                    Ended November 30
                                                   2005         2004                    2005          2004
                                                   -------------------------------------------------------
Vehicle units:
     Used vehicles..........................        13 %          15 %                     18%          8 %
     New vehicles...........................        (2)%          (6)%                      1%         (3)%
Total ......................................        12 %          13 %                     17%          7 %

Vehicle dollars:
     Used vehicles..........................        17 %          16 %                     22%         10 %
     New vehicles...........................        (1)%          (7)%                      3%         (3)%
Total ......................................        15 %          13 %                     19%          9 %


Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales in the store's fourteenth full month of operation. Comparable store retail sales changes were as follows:

                                                       Three Months                         Nine Months
                                                     Ended November 30                    Ended November 30
                                                    2005          2004                    2005        2004
                                                   --------------------------------------------------------
Vehicle units:
     Used vehicles..........................         3 %            2%                      7%         (3)%
     New vehicles...........................        (6)%           11%                      2%         12 %
Total ......................................         3 %            2%                      6%         (2)%






                                                      Three Months                         Nine Months
                                                    Ended November 30                    Ended November 30
                                                    2005        2004                    2005         2004
                                                   -------------------------------------------------------
Vehicle dollars:
     Used vehicles..........................         7 %         3%                     10%          (1)%
     New vehicles...........................        (5)%         9%                      3%          11 %
Total ......................................         6 %         4%                      9%           0 %


Used Vehicle  Sales.  The 17% increase in used vehicle dollar sales in the third
-------------------
quarter of fiscal 2006  reflected a 13% increase in unit sales and a 4% increase in average  retail  selling price.  The unit sales growth  reflected  sales from newer  superstores  not yet in the  comparable  store base,  together  with a 3%
increase in  comparable  store used units.  At November 30,  2005,  12 of our 67 superstores  were not yet included in the comparable  store base. The comparable store used unit sales growth was driven by an increase in store traffic, as well as  continuing  strong  execution  by our store  teams.  We were able to sustain positive momentum in our used car business,  even as the cross-shopping  benefit from this summer's  domestic new car  manufacturers'  employee  pricing programs waned.  The new car  manufacturers'  employee  pricing  programs  ended  in late
September and early October 2005. The effect on sales from hurricanes  occurring during the quarter was slightly positive. As anticipated,  we were able to fully recover the sales lost to weather-related store closures in south Florida and in
Houston from  Hurricanes  Wilma and Rita. In addition,  we  experienced a slight sales  benefit  from  replacement  purchases  made  by  consumers  displaced  by
Hurricane Katrina, despite having no CarMax stores in Louisiana or Mississippi.

For the first nine months of fiscal 2006, the 22% increase in used vehicle dollar sales reflected an 18% increase in unit sales and a 3% increase in average retail selling price. The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 7% increase in comparable store used units. The comparable store used unit sales growth was driven by a solid increase in store traffic, as well as continuing strong execution by our store teams. We experienced a strong increase in store traffic in the second quarter of fiscal 2006, which we believe was helped in part by the domestic new car manufacturers' employee pricing programs which created greater clarity on new car pricing and increased traffic in the marketplace. Our no-haggle consumer offer makes price comparing easy, and we believe it gives us a unique advantage as consumers cross-shop. The 7% increase in comparable store used units for the nine month period included approximately one percentage point added from sales financed by our subprime finance provider, which was added to our third-party lender group near the end of the second quarter of fiscal 2005.

New  Vehicle  Sales.  The 1% decline in new  vehicle  dollar  sales in the third
-------------------
quarter of fiscal 2006  reflected the  combination of a 2% decline in unit sales and a 1% increase in average retail selling price. The sales  performance of our new car  franchises  was generally in line with the overall  performance  of the brands we  represent.  Industry  sales of the  domestic  new car  manufacturers'
brands declined significantly following the end of the employee pricing programs in late September and early October 2005.

For the first nine months of fiscal 2006, the 3% increase in new vehicle dollar sales reflected a 1% increase in both unit sales and average retail selling price. The unit sales increase reflected the strong second quarter unit sales generated by the employee discount programs, partially offset by the effects of the softer third quarter new vehicle sales and the dispositions, as planned, of five new car franchises in the second half of fiscal 2005.

Wholesale  Vehicle Sales. The 31% increase in wholesale  vehicle dollar sales in
------------------------
the third quarter of fiscal 2006  reflected a 16% increase in average  wholesale selling  prices and a 13%  increase in wholesale  unit sales,  which was in line with our  increase  in retail  used unit  sales.  Overall,  this  year's  autumn wholesale  prices did not fall as much as has been  typical  for the  model-year changeover  season. The significant drop in wholesale pricing for SUVs and light trucks,  brought  about,  we believe,  by lower demand for "gas  guzzlers,"  was offset by stronger demand for more fuel-efficient compact and mid-sized cars. In addition, wholesale pricing was bolstered by the limited supply of 2005 model year closeout vehicles following the success of the domestic manufacturers' new car employee pricing programs.

For the first nine months of fiscal 2006, the 26% increase in wholesale vehicle dollar sales reflected 12% increases in both average wholesale selling price and wholesale unit sales. Our in-house wholesale auction prices exhibited unusual aggregate price strength in fiscal 2006, reflecting trends in the general wholesale market. We believe that reduced supplies of off-lease and off-rental cars, as well as the strong demand for smaller, fuel-efficient cars contributed to the pricing strength in the wholesale market. We experienced a particularly strong increase in appraisal traffic in the second quarter of fiscal 2006 that we believe was due in part to the new car employee pricing programs and in part to an increase in radio advertising over the summer focused on our "we buy cars" message. Even as prices on SUVs and light trucks fell dramatically over the summer and early fall, CarMax continued to make appraisal purchase offers on all vehicles presented for appraisal by consumers. We believe a portion of the higher appraisal traffic reflected franchised dealers' loss of negotiating ability on trade-ins in connection with the more transparent employee discount price on new cars. Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.

Other Sales and Revenues. Other sales and revenues include extended service plan
------------------------
revenues,  service  department sales, and third-party  finance fees. Other sales and revenues  increased  15% in both the third quarter and the first nine months of fiscal  2006,  as  extended  service  plan and  service  department  revenues benefited  from the increase in retail vehicle sales and the growth in the store base.  Third-party  finance fees  increased in the third  quarter of fiscal 2006 consistent  with our  growth in used  vehicle  sales;  however,  these  revenues declined  modestly  for the  nine-month  period as the result of the August 2004 rollout  of a  subprime  finance  provider.  As is  customary  in the  industry, subprime  finance  contracts  are purchased  from the company at a discount.  We record  this  discount  as an offset to the  third-party  finance  fee  revenues received from our prime and nonprime finance providers.

Supplemental information related to vehicle sales follows:


Retail Unit Sales
-----------------
                                                       Three Months                                  Nine Months
                                                     Ended November 30                            Ended November 30
                                                 2005                2004                      2005               2004
                                               ----------------------------                 ----------------------------
Used vehicles   ............................    66,680              58,908                  216,439             183,657
New vehicles    ............................     4,675               4,765                   16,599              16,365
                                               ----------------------------                 ----------------------------
Total ......................................    71,355              63,673                  233,038             200,022
                                               ============================                 ============================


Average Retail Selling Prices
-----------------------------
                                                       Three Months                                  Nine Months
                                                     Ended November 30                            Ended November 30
                                                 2005                2004                     2005                2004
                                             ------------------------------               ------------------------------
Used vehicles...............................    $16,147             $15,591               $16,157                $15,650
New vehicles................................    $24,081             $23,804               $23,896                $23,562
Weighted average............................    $16,667             $16,205               $16,708                $16,297









Retail Vehicle Sales Mix
------------------------
                                                       Three Months                                  Nine Months
                                                     Ended November 30                            Ended November 30
                                                 2005                2004                     2005                2004
                                               ----------------------------                 ----------------------------
Vehicle units:
      Used vehicles.........................        93%                93%                        93%                92%
      New vehicles..........................         7                  7                          7                  8
                                               ----------------------------                 ----------------------------
Total.......................................       100%               100%                       100%               100%
                                               ===========================                  ============================

Vehicle dollars:
      Used vehicles.........................        91%                 89%                       90%                88%
      New vehicles..........................         9                  11                        10                 12
                                               ----------------------------                 ----------------------------
Total.......................................       100%                100%                      100%               100%
                                               ============================                  ============================


Retail Stores.  CarMax opened nine  superstores  during the first nine months of
-------------
fiscal  2006.  During the first two  quarters,  we opened five  superstores.  We entered  the  Jacksonville,  Kansas  City and Salt  Lake City  markets  with one superstore  each, and added two superstores in the Los Angeles market,  bringing to five our total store count in this large market. During the third quarter, we opened four  superstores.  We entered the Virginia Beach and the Wichita markets with a standard superstore in each, and we added satellite  superstores in Miami and  Nashville.  We have a total of  seven  new car  franchises  and  expect  to maintain long-term strategic relationships with the automotive  manufacturers we currently represent.

                                             Estimate
    Retail Store Mix                       Feb. 28, 2006          Nov. 30, 2005         Feb. 28, 2005        Nov. 30, 2004
--------------------------------------------------------------------------------------------------------------------------
Mega superstores.............................    13                    13                     13                    13
Standard superstores.........................    34                    34                     29                    29
Satellite superstores........................    20                    20                     16                    15
                                                ---------------------------------------------------------------------------
Total used car superstores...................    67                    67                     58                    57
Co-located new car stores....................     4                     4                      3                     3
                                                ---------------------------------------------------------------------------
Total........................................    71                    71                     61                    60
                                                ===========================================================================



Gross Profit
------------

                                                           Three Months                              Nine Months
                                                         Ended November 30                         Ended November 30
                                                     2005               2004                  2005               2004
                                            $ per unit(1) %(2)  $ per unit(1) %(2)  $ per unit(1) %(2)  $ per unit(1)  %(2)
                                            --------------------------------------  ---------------------------------------
Used vehicle gross profit..................     1,758     10.8     1,765      11.2      1,807     11.1     1,826      11.6
New vehicle gross profit...................       866      3.6       886       3.7        943      3.9       866       3.7
Wholesale vehicle gross profit.............       726     16.8       440      11.8        641     15.3       428      11.4
Other gross profit.........................       374     54.0       339      50.5        395     59.3       379      56.1
Total gross profit.........................     2,483     12.4     2,284      12.0      2,504     12.6     2,379      12.3

 (1) Calculated as category gross profit dollars divided by the respective units sold, except the other and total categories, which are divided by total retail units sold.
 (2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our third quarter used vehicle gross profit per unit
-------------------------
was  similar  to our used  vehicle  gross  profit  per unit in the prior  year's quarter.  Increasing  gasoline costs caused  wholesale prices for SUVs and light trucks to plummet in the summer and early fall, before reaching a price point in the latter part of the third quarter that  attracted  renewed  buying  interest.
Meanwhile,  prices for more  gasoline  efficient  compact  cars  remained  above historical  norms. We were able to maintain  margins in this  environment due to our ability to quickly adjust appraisal offers to stay in line with the broader market trade-in offer trends. In addition, our rapid inventory turns, which reduce our exposure to declining prices, contributed to our margin stability.

For the nine months ended November 30, 2005, used vehicle gross profit per unit declined modestly compared with the prior year, due in part to an increase in wholesale auction pricing in the first quarter of fiscal 2006. This increase adversely affected used vehicle gross profits, particularly for vehicles obtained through the major public wholesale auctions.

New Vehicle Gross  Profit.  The decline in new vehicle gross profit per unit for
-------------------------
the third quarter  reflects the highly  competitive new vehicle market.  For the first nine months of fiscal 2006,  the increase in the new vehicle  gross profit per unit was primarily  attributable  to an  improvement  in our new car margins realized during the new car manufacturers'  employee discount programs.  We were able to  modestly  increase  our new car  prices  during the  employee  discount programs, as our pricing had generally been below the employee discount pricing.

Wholesale Vehicle Gross Profit.  For the third quarter and the first nine months
------------------------------
of fiscal 2006, wholesale vehicle gross profit per unit increased  substantially from the prior  year  levels,  primarily  as a result of a  stronger-than-normal wholesale vehicle pricing environment.  In the first half of fiscal 2006, we did not  increase  our  appraisal  offers at the same rate as the steep  increase in major public wholesale auction market prices. We believe that doing so helped to keep our  retail  prices  more in line  with  demand,  helping  to keep our cars attractive to consumers as they  compared  their options in the new and used car marketplace. However, as our in-store auction prices usually reflect the broader wholesale market trends, our wholesale margins expanded. In the third quarter of fiscal 2006, we adjusted our appraisal  offers to  incorporate  the  anticipated
drop  in  wholesale   pricing  that  typically  occurs  in  the  fall.  We  were particularly aggressive in our appraisals of SUVs, where prices had continued to fall dramatically  through the summer. Our wholesale auctions reflected the more modest price declines in the overall wholesale marketplace,  giving us unusually high wholesale gross profit.

Other Gross Profit.  Compared with the prior year's third quarter and first nine
------------------
months, other gross profits per unit increased moderately. The improvements were primarily the result of the growth in extended service plan revenues, which have no associated cost of sales,  and the growth in our service margin.  The service department,  which is the only category within other sales and revenues that has an associated  cost of sales,  reported  higher  profits  reflecting the greater overhead expense absorption that higher vehicle sales and reconditioning volumes provide.

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






The components of CarMax Auto Finance income were as follows:

                                                         Three Months Ended Nov. 30              Nine Months Ended Nov. 30
(In millions)                                         2005        %       2004       %        2005       %       2004      %
------------------------------------------------------------------------------------------------------------------------------

Gains on sales of loans(1)........................ $   20.9      5.0     $  14.3    4.1    $   58.7     4.2    $  44.8    3.8
                                                   ------------------------------------    -----------------------------------

Other CAF income: (2)
     Servicing fee income.........................      7.0      1.0         6.2    1.0        20.5     1.0       18.3    1.0
     Interest income..............................      5.6      0.8         4.9    0.8        15.7     0.8       14.3    0.8
                                                   -----------------------------------    -----------------------------------
Total other CAF income............................     12.6      1.9        11.1    1.8        36.2     1.8       32.6    1.8
                                                   -----------------------------------    -----------------------------------

Direct CAF expenses: (2)
     CAF payroll and fringe benefit expense.......      2.7      0.4         2.3    0.4         7.6     0.4         6.8   0.4
     Other direct CAF expenses....................      2.9      0.4         2.7    0.4         8.4     0.4         7.6   0.4
                                                   -----------------------------------    -----------------------------------
Total direct CAF expenses.........................      5.6      0.8         5.0    0.8        16.0     0.8        14.4   0.8
                                                   -----------------------------------    -----------------------------------

CarMax Auto Finance income (3).................... $   28.0      2.0   $    20.4    1.7    $   78.9     1.7     $  63.0   1.6
                                                   ====================================    ===================================

Loans sold........................................ $    416.6         $  345.7              $1,405.9           $1,168.2
Average managed receivables....................... $  2,705.9         $2,407.2              $2,626.6           $2,357.3
Net sales and operating revenues.................. $  1,424.0         $1,215.7              $4,636.2           $3,864.2
Ending managed receivables........................ $  2,710.7         $2,419.2              $2,710.7           $2,419.2

Percent columns indicate:
(1) Percent of loans sold.
(2) Annualized percent of averaged managed receivables.
(3) Percent of net sales and operating revenues.

CAF income rose 37% in the third quarter compared with the prior year's quarter.
In the third quarter of fiscal 2006, CAF's gains on sales of loans benefited from the growth in total vehicle sales, a $0.02 per share favorable valuation adjustment, and a $0.01 per share benefit resulting from the favorable impact of the 2005-2 public securitization completed in September 2005. In the third quarter of fiscal 2005, CAF's gains on sales of loans included a benefit of $0.01 per share resulting from a favorable valuation adjustment. Other CAF income and direct CAF expenses for the third quarter of fiscal 2006 increased proportionately to managed receivables.

For the first nine months of fiscal 2006, CAF income increased 25% compared with the same period of the prior year. For the first nine months of fiscal 2006, CAF's gains on sales of loans benefited from the growth in total vehicle sales, a modest improvement in CAF loan penetration, $0.04 per share of favorable valuation adjustments, and $0.02 per share of favorable effects from the public securitizations completed in April and September. For the first nine months of fiscal 2005, CAF's gains on sales of loans included a benefit of $0.01 per share resulting from a favorable valuation adjustment. Other CAF income and direct CAF expenses for the first nine months of fiscal 2006 increased proportionately to managed receivables.

The favorable valuation  adjustments of $0.04 per share in the first nine months of fiscal  2006 and $0.01 per  share in the  first  nine  months of fiscal  2005 resulted  primarily  from  lowering  the  loss  rate  assumptions  on  pools  of previously  securitized  receivables.  These  pools of  receivables  continue to experience  loss  rates  lower than our  initial  expectations,  reflecting  the favorable  economic  environment  and  continued  strong  performance  of  CAF's portfolio.







In May 2005, we exercised our option to repurchase the loan balances outstanding in the 2001-2 securitization when the remaining balance of the related auto loans receivable fell below 10% of the original pool balance. These loans were subsequently resold into the warehouse facility. In May 2004, we completed a similar repurchase and resale related to the 2001-1 securitization. In both cases, the remaining loan balances carried relatively high interest rates that, combined with relatively low short-term funding costs, resulted in an earnings benefit for the first quarter of both fiscal years of approximately $0.01 per share.

The reported gains on sales of loans include the effects of the valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations. Excluding the effects of such items, the gains on loans originated and sold were 3.6% during the third quarter of fiscal 2006, compared with 3.5% in the prior year quarter, and 3.4% for the first nine months of fiscal 2006, compared with 3.7% in the first nine months of fiscal 2005.

We are at risk for the performance of the managed securitized receivables to the extent that we maintain a retained interest in the receivables. Supplemental information on our portfolio of managed receivables is as follows:

                                                                    As of November 30            As of February 28 or 29
(In millions)                                                    2005             2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------
Loans securitized..........................................   $   2,654.6     $   2,379.9      $   2,427.2     $ 2,200.4
Loans held for sale or investment..........................          56.1            39.3             67.7          48.2
                                                              -------------------------------------------------------------
Ending managed receivables.................................   $   2,710.7     $   2,419.2      $   2,494.9     $ 2,248.6
                                                              =============================================================
Accounts 31+ days past due.................................   $      43.3     $      38.5      $      31.1     $    31.4
Past due accounts as a percentage of
   ending managed receivables..............................          1.60%           1.59%            1.24%         1.40%


                                                                     Three Months                      Nine Months
                                                                  Ended November 30                 Ended November 30
(In millions)                                                    2005             2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------
Average managed receivables................................   $   2,705.9     $   2,407.2      $   2,626.6    $   2,357.3
Credit losses on managed receivables.......................   $       5.3     $       5.0      $      13.4    $      14.4
Annualized credit losses as a percentage of
   average managed receivables.............................          0.78%           0.83%            0.68%          0.81%


If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted. Annualized losses as a percentage of average managed receivables for the third quarter and first nine months of fiscal 2006 decreased compared with the same periods in fiscal 2005. We believe the decrease was due to a combination of factors including improved general economic conditions, the implementation of a new credit scorecard in the third quarter of fiscal 2003, and operational efficiencies resulting from system enhancements. The change in performance is reflected in the favorable adjustments to our loss rate assumptions during the first and third quarters of fiscal 2006, as previously discussed.

Selling, General and Administrative Expenses
--------------------------------------------

The SG&A ratio increased slightly to 11.4% in the third quarter of fiscal 2006 from 11.3% in the third quarter of the prior fiscal year. As expected, the moderate rate of increase in comparable store used unit sales was not sufficient to provide SG&A leverage. Having a larger percentage of our store base that is made up of newer stores not yet at basic maturity, which we define as four years, and a lower-than-normal corporate bonus expense in fiscal 2005 were also contributing factors. Newer stores typically experience higher SG&A ratios. At the end of this year's third quarter, 49% of our stores were less than four years old compared with 40% at the end of last year's third quarter.

For the first nine months of fiscal 2006, the SG&A ratio increased slightly to 10.5% compared with 10.4% for the same period last year. This increase was attributable to the factors mentioned above, as well as costs associated with the rollout of marketwide television advertising in Los Angeles in the first quarter of fiscal 2006, concurrent with the opening of our fifth superstore in this large market.

Income Taxes
------------

The effective income tax rate was 38.4% in the first nine months of fiscal 2006 compared with 39.0% in the same period of fiscal 2005. The reduced effective tax rate was primarily the result of a legal entity reorganization in December 2004.
The company created a centralized corporate management entity in an effort to obtain operational, legal, and other benefits that also resulted in state tax efficiencies. The effective tax rate for the third quarter of fiscal 2006 was adjusted to reach the expected annual effective tax rate of 38.4% for the fiscal year, which increased from 38.2% at the end of the second quarter. This adjustment resulted in an effective tax rate of 38.9% for the third quarter.

Operations Outlook
------------------

Comparable  Store Sales and Earnings Per Share. For the fourth quarter of fiscal
----------------------------------------------
2006, we anticipate  comparable store used vehicle unit sales performance in the range of -4% to +2%. The width of this range  reflects the degree of  short-term sales  volatility  experienced  in recent  quarters.  This  range is built on an assumption  of normal  winter  weather.  We achieved 12%  comparable  store used vehicle  unit  growth in the fourth  quarter of fiscal  2005,  making the fourth quarter the most  challenging  quarterly  comparison of fiscal 2006. Last year's comparable store unit sales growth included 5 percentage points  attributable to rolling  out  a  new  subprime  finance  provider.  We  do  not  anticipate  any incremental  sales growth from this source in the current year's fourth quarter.
We expect fourth quarter  earnings per share in the range of $0.25 to $0.31.  We expect  the  fourth  quarter  CAF  gains on loans  originated  and sold  will be approximately  3.5%,  which is at the low end of our normalized range of 3.5% to
4.5%,  and  slightly  lower  than the 3.7% gain  spread  realized  in the fourth quarter of fiscal 2005.

Assuming performance within expected ranges in the fourth quarter, we anticipate full year fiscal 2006 comparable store used vehicle unit growth in the range of 4% to 6% and earnings per share in the range of $1.27 to $1.33, or an increase of 19% to 24% compared with the $1.07 per share earned in fiscal 2005.

Planned Superstore  Openings.  No superstore openings are planned for the fourth
----------------------------
quarter of fiscal 2006.

During the fiscal year ending February 28, 2007, we currently plan to open 11 used car superstores, representing a 16% increase in our store base, which is consistent with our target for used car superstore annual growth in the range of 15% to 20%. Fiscal 2007 planned store openings include:

                                                                              Standard          Satellite              Total
                                                                                Superstores       Superstores       Superstores
----------------------------------------- ----------------------------------- ----------------- ----------------- ----------------
Hartford / New Haven, Conn.               New mid-sized market                       1                  1                 2
Columbus, Ohio                            New mid-sized market                       1                  1                 2
Oklahoma City, Okla.                      New mid-sized market                       1                  -                 1
Los Angeles, Calif.                       Existing large market                      -                  2                 2
Charlottesville, Va.                      New small market                           -                  1                 1
Fredericksburg, Va. (1)                   Existing large market                      1                  -                 1
Austin, Tex.                              Existing mid-sized market                  -                  1                 1
Charlotte, N.C.                           Existing mid-sized market                  1                  -                 1
                                                                              ----------------- ----------------- ----------------
Total planned openings                                                               5                  6                11
                                                                              ================= ================= ================

(1)   Part of the Washington, D.C. television market





The  Charlottesville   superstore  represents  our  first  test  of  the  CarMax
superstore concept in a small market.  Charlottesville  has a television viewing audience of  approximately  185,000.  We will be adjusting our store  footprint, inventory,  and staffing model in the  Charlottesville  store as a result of the smaller  overall  sales  opportunities  provided  by this  market.  The  store's performance  over  the  next  few  years  will  help us  better  understand  our longer-term opportunities in small markets.

Annual  Guidance.  Beginning with fiscal 2007, we will no longer issue quarterly
----------------
guidance.  We will issue  guidance  on  comparable  store used unit sales and on earnings per share only for the full fiscal  year.  This  decision  reflects our continuing focus on longer-term store,  sales, and earnings growth and on return on  invested  capital,  as well  as our  recognition  that  the  performance  in shorter-term  periods  can be more  volatile  than over the longer  term.  As we report our quarterly results, we plan to comment on our performance  relative to our annual guidance.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to the company, see Note 8 to the company's consolidated financial statements.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Operating  Activities.  Net cash from operations  increased to $148.7 million in
---------------------
the first nine months of fiscal 2006 from $83.6 million in the first nine months of fiscal 2005.  The increase  reflected a combination  of factors,  including a
$24.4 million increase in net earnings and favorable  changes in working capital resulting  from the timing of  disbursements,  partially  offset by increases in receivables and inventory.

Investing Activities. Net cash used in investing activities was $75.3 million in
--------------------
the first nine months of fiscal 2006,  compared with $123.7 million in the first nine months of the prior fiscal year.  Capital  expenditures were $153.5 million in the first  nine  months of fiscal  2006,  compared  with  $176.3  million  in corresponding period of the prior fiscal year. In addition to store construction costs, capital expenditures  included costs associated with our new home office, which was  completed in October  2005,  and the cost of land acquired for future year store  openings.  The  decrease  in  capital  expenditures  in fiscal  2006 compared with the prior year was  primarily due to the timing of land  purchases for future year store openings.

The company generated net proceeds from the sales of assets of $78.2 million in the first nine months of fiscal 2006, compared with $52.7 million in the first nine months of fiscal 2005. These proceeds were primarily associated with sale-leaseback transactions. In the nine months ended November 30, 2005, we completed the sale-leaseback of five superstores, while in the corresponding period of the prior fiscal year, we completed the sale-leaseback of three superstores. The sale-leaseback transactions were structured with initial lease terms of either 15 or 20 years with four, five-year renewal options. As of November 30, 2005, we owned ten superstores currently in operation and the company's home office in Richmond, Virginia.

Financing Activities. Net cash used in financing activities was $67.5 million in
--------------------
the first  nine  months of  fiscal  2006,  compared  with net cash  provided  by financing activities of $4.2 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, we used cash generated from  operations to reduce total debt by $72.0 million.

The outstanding aggregate principal amount of automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to the company's consolidated financial statements, totaled $2.65 billion at November 30, 2005, and $2.38 billion at November 30, 2004. During the first nine months of fiscal
2006, we completed two public securitizations of automobile loan receivables totaling $1.14 billion. Subsequent to the end of the quarter, in December 2005, we completed a third public securitization of automobile loan receivables totaling $450 million. At November 30, 2005, the unused warehouse capacity totaled  $186.0  million.  The  warehouse  facility  matures  in July  2006.  We
anticipate  that  we  will  be  able  to  renew,   expand,  or  enter  into  new
securitization  arrangements to meet the future needs of the automobile  finance operation.

In August 2005, we entered into a new, four-year, $450 million revolving credit facility secured by vehicle inventory. Concurrently, we terminated our existing
$300 million credit agreement. Borrowings under the new credit facility are available for working capital and general corporate purposes, and represent senior secured indebtedness of the company. All outstanding principal amounts borrowed under the credit facility will be due and payable in August 2009. The aggregate borrowing limit includes a $25 million limit on new vehicle swing line loans, a $25 million limit on other swing line loans, and a $30 million limit on standby letters of credit. Borrowings on the each of the swing lines are due on demand and must be repaid monthly or refinanced through other committed borrowings under the credit agreement.

As of November 30, 2005, $93.8 million was outstanding under the credit facility, with the remainder fully available to the company. The outstanding balance included $4.7 million of swing line loans classified as short-term debt, $39.1 million classified as current portion of long-term debt, and $50.0 million classified as long-term debt. The determination of the amount classified as long-term debt was based on management's intent as to that portion expected to remain outstanding for more than one year from the balance sheet date.

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





                                     ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Automobile Installment Loan Receivables.  At November 30, 2005, and February 28,
---------------------------------------
2005, all loans in the portfolio of automobile loan  receivables were fixed-rate installment  loans.  Financing for these automobile loan receivables is achieved through  asset  securitization  programs  that,  in turn,  issue both fixed- and floating-rate  securities.  Interest  rate  exposure  relating to  floating-rate securitizations  is managed through the use of interest rate swaps.  Receivables held for  investment  or sale are  financed  with  working  capital.  Generally, changes in  interest  rates  associated  with  underlying  swaps will not have a material impact on earnings.  However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to  nonperformance of another party to an agreement.
Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

The total principal amount of managed receivables securitized or held for investment or sale as of November 30, 2005, and February 28, 2005, was as follows:


(In millions)                                                                November 30             February 28
----------------------------------------------------------------------------------------------------------------

Fixed-rate securitizations.............................................    $   2,015.6             $   1,764.7
Floating-rate securitizations
     synthetically altered to fixed....................................          638.5                   662.1
Floating-rate securitizations..........................................            0.5                     0.4
Held for investment (1)................................................           54.6                    45.5
Held for sale (2)......................................................            1.5                    22.2
                                                                           ---------------------------------------
Total..................................................................    $   2,710.7             $   2,494.9
                                                                           =======================================

(1) The majority is held by a bankruptcy-remote special purpose entity.
(2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing  interest
----------------------
rates  related  to our  outstanding  debt.  Substantially  all of  the  debt  is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would not have had a material  effect on our results of operations or cash flows for the three months or the nine months ended November 30, 2005.









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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company's disclosure controls were effective as of the end of such period. There was no change in the company's internal control over financial reporting that occurred during the quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.







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

January 6, 2006












                                  EXHIBIT INDEX



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







Page 31 of 31