Form 10-K
period 2006-02-28
CARMAX INC
filed 2006-05-12
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-31420

CARMAX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1821055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12800 TUCKAHOE CREEK PARKWAY, RICHMOND, VIRGINIA	23238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 747-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50	New York Stock Exchange
Rights to Purchase Series A Preferred Stock, par value $20.00	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On August 31, 2005, there were 104,645,141 outstanding shares of CarMax, Inc. common stock, par value $0.50 per share. The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2005, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $3.3 billion.

On March 31, 2006, there were 105,051,639 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Annual Report to Shareholders for the fiscal year ended February 28, 2006, and the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2006

PART I

In this document, “the company” and “CarMax” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among other things, these statements relate to CarMax’s financial condition, results of operations and future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings. In addition, CarMax and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in the company’s reports to shareholders. These forward-looking statements are generally identified by the use of words such as “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon the company’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause CarMax’s actual results, performance, or achievements to be materially different from any anticipated results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include (i) changes in the general U.S. or regional U.S. economy; (ii) intense competition within the company’s industry; (iii) significant changes in retail prices for used and new vehicles; (iv) a reduction in the availability or the company’s access to sources of inventory; (v) the significant loss of key employees from the company’s store, regional, and corporate management teams; (vi) the efficient operation of the company’s information systems; (vii) changes in the availability or cost of capital and working capital financing; (viii) the company’s ability to acquire suitable real estate; (ix) the occurrence of adverse weather events; (x) seasonal fluctuations in the company’s business; (xi) the geographic concentration of the company’s superstores; (xii) the regulatory environment in which the company operates; (xiii) the effect of various litigation matters; (xiv) the effect of new accounting requirements or changes to generally accepted accounting principles; and (xv) the occurrence of certain other material events. For more information on risks and uncertainties that may affect the company’s business, see Item 1A., “Risk Factors” on page 9 of this report. The company cautions investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. CarMax undertakes no obligation to update any forward-looking statements made in this report.

Item 1. Business.

Business Overview

CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996. Its corporate offices are located at 12800 Tuckahoe Creek Parkway, Richmond, Va. CarMax, Inc. is a holding company and its operations are conducted through its subsidiaries.

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

CarMax is the nation’s largest retailer of used cars. CarMax was the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, fixed prices using a customer-friendly sales process in an attractive, modern sales facility. The CarMax consumer offer provides consumers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers. CarMax has designed a strategy to better serve the auto retailing market by addressing the major sources of dissatisfaction with traditional auto retailers and to maximize operating efficiencies with standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.

The company purchases, reconditions, and sells used vehicles. In general, the used vehicles retailed by CarMax are one to six years old with fewer than 60,000 miles. All used vehicles are thoroughly reconditioned to meet high mechanical, electrical, safety, and cosmetic standards and must pass a comprehensive inspection before being offered for sale. Each superstore also offers a selection of used vehicles that are more than six years old or have more than 60,000 miles, but which meet similar quality standards.

The company also sells new vehicles under franchise agreements with four new car manufacturers. In fiscal 2006, new vehicles comprised 7% of the company’s total retail vehicle unit sales. As planned, CarMax’s new car sales have become a smaller part of its business mix over the past five fiscal years as it has divested 14 new car franchises while aggressively growing its used car business. CarMax expects to maintain long-term relationships with the automotive manufacturers that it currently represents.

CarMax provides its customers with a full range of related products and services, including the financing of vehicle purchases through CarMax Auto Finance (“CAF”), the company’s own finance operation, and third-party lenders; the sale of extended service plans and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.

The CarMax consumer offer enables customers to evaluate separately each component of the sales process and to make informed decisions based on comprehensive information about the options, terms, and associated prices of each component. The customer can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer. CarMax’s “no-haggle” pricing and its commission structure, which is based on a fixed dollars-per-unit standard, allow its sales consultants to focus solely on meeting customer needs.

The company has separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions. CarMax will appraise a consumer’s vehicle and make a cash offer to purchase that vehicle regardless of whether the owner is purchasing a vehicle from CarMax. CarMax acquires the majority of its retail used vehicle inventory through this unique in-store appraisal process. The company also acquires a significant portion of its used vehicles through wholesale auctions and, to a lesser extent, directly from other sources, including wholesalers, dealers, and fleet owners. Vehicles purchased through the company’s in-store appraisal process that do not meet CarMax’s retail standards are sold at on-site wholesale auctions.

CarMax’s inventory management and control system tracks each vehicle throughout the sales process. Using the information provided by this system and applying sophisticated statistical modeling techniques enable CarMax to optimize its inventory mix and display by store, anticipate future inventory needs at each store, evaluate sales consultant performance, and refine its vehicle pricing strategy. Because of the pricing discipline afforded by the inventory management and pricing system, more than 99% of the entire inventory offered at retail is sold at retail.

Since opening its first superstore in 1993, CarMax has expanded its store base to 67 superstores in 31 U.S. markets as of the end of fiscal 2006. The company opened a total of 33 used car superstores through fiscal 2000 before suspending new store development to focus on improving sales and profits. CarMax resumed opening new stores at the end of fiscal 2002 and is currently opening used car superstores at an annual rate of approximately 15% to 20% of the company’s superstore base.

Industry and Competition. With calendar year 2005 sales of approximately $370 billion, used vehicles comprise nearly half of the U.S. auto retail market, the largest retail segment of the economy. In calendar 2005, there were an estimated 44 million used vehicles sold in the U.S. compared with approximately 17 million new vehicles. CarMax’s primary focus, late-model vehicles that are 1 to 6 years old, is estimated at approximately $280 billion in annual sales and 21 million units per year.

The U.S. used car marketplace is highly fragmented and competitive and includes approximately 21,600 franchised new car dealers and 44,700 independent dealers, as well as millions of private individuals. The company’s primary competitors are the franchised new car dealers, who sell the majority of late-model used vehicles. Independent dealers predominantly sell older, higher mileage cars than does CarMax. In both the used and new vehicle markets, CarMax seeks to distinguish itself from traditional dealerships through its consumer offer, sales approach, and other innovative operating strategies.

The company believes that its principal competitive factors in used vehicle retailing are its ability to provide a high degree of customer satisfaction with the car-buying experience; competitively low prices; breadth of selection of most popular makes and models available on site at each CarMax superstore and on its website, carmax.com; quality of vehicles; proprietary information systems; and location of retail sites. Upon request by the customer, CarMax will transfer virtually any used vehicle in the company’s nationwide inventory to a local superstore. Transfers are free within a market; longer distance transfers include a charge to cover transportation costs. CarMax’s Certified Quality Inspection assures that every vehicle offered for sale at CarMax meets stringent mechanical, electrical, and safety standards. CarMax backs every vehicle with a 5-day, money-back guarantee, and at least a 30-day limited warranty. Other competitive factors include the ability to offer or arrange customer financing on competitive terms and the comprehensiveness and cost of extended service plans. CarMax believes that it is competitive in all of these areas and that it enjoys advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

CarMax’s sales consultants play a significant role in ensuring a customer-friendly sales process. A sales consultant is paid a commission based on a fixed dollars-per-unit standard, thereby earning the same dollar sales commission regardless of the price or gross margin on the vehicle being sold. This ensures that the sales consultant’s primary objective is helping customers find the right cars for their needs at prices they can afford. In contrast, sales and finance personnel at traditional dealerships often receive higher commissions for negotiating higher prices and for steering customers toward vehicles with higher gross margins.

In the new vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers. Historically, the new vehicle market has been served primarily by dealerships employing traditional automotive selling methods. The company believes its customer-friendly, low-pressure sales methods are points of competitive differentiation.

Marketing and Advertising. CarMax’s marketing strategies are focused on developing awareness of the advantages of shopping at its stores and on attracting customers who are already considering buying or selling a vehicle. The company uses market awareness and customer satisfaction surveys to help tailor its marketing efforts to the purchasing habits and preferences of customers in each market area. CarMax’s marketing strategies are implemented primarily through television and radio broadcasts, carmax.com, the Internet, and newspaper advertising. Television and radio broadcast advertisements are designed to build consumer awareness of the CarMax name, carmax.com, and key components of the CarMax offer. Newspaper advertisements promote CarMax’s broad selection of vehicles and price competitiveness, targeting consumers with immediate purchase intentions. Broadcast, Internet, and newspaper advertisements are designed to drive customers to CarMax stores and to carmax.com.

The media landscape is changing rapidly and CarMax is changing its marketing programs in response. The company is customizing its marketing program based on awareness levels in each market. In selected markets, CarMax is expanding its use of Internet-based advertising while de-emphasizing its use of newspaper advertising. The company is building awareness and driving traffic to its stores and carmax.com by listing every retail vehicle on both AutoTrader.com and cars.com. Through their syndication networks, AutoTrader.com and cars.com vehicle listings appear on sites that are visited by more than 80% of all late-model used vehicle buyers who use the Internet in their shopping process. The company’s advertising on the Internet also includes banner and key-word advertisements on search engines, such as Google and Yahoo!

The company’s website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle, and a sales channel for customers who prefer to complete a part of the shopping and sales process online. The CarMax website offers complete inventory and pricing search capabilities. Information on the more than 22,000 cars available in the company’s nationwide inventory is updated daily. Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications, and store locations, as well as sorting and comparison features that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators, and an option to estimate trade-in values via a link with Kelley Blue Book. Customers can contact sales consultants online via carmax.com, by telephone, or by fax. Customers can work with these sales consultants from the comfort of home, including applying for financing, and need to visit the store only to sign the paperwork and pick up their vehicle.

Suppliers for Used Vehicles. CarMax acquires its used vehicle inventory directly from consumers through its unique in-store appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. In calendar 2005, more than 23 million used vehicles were remarketed in the U.S., of which approximately 9.6 million were sold at wholesale auction.

The CarMax in-store appraisal offer process gives the company access to individual consumers as its largest source for used vehicle inventory. The most popular makes and models are more readily available directly from consumers than from other sources. In stores open for more than a year, CarMax acquires the majority of its used vehicle inventory directly from consumers. This buying strategy also helps provide an inventory of makes and models that reflects the tastes of each market. In May 2006, CarMax began testing a stand-alone car-buying center in the Atlanta market in a major automotive retail center not currently served by CarMax. Staffed by CarMax buyers, this store is intended to increase appraisal traffic and the number of vehicles sourced from individual consumers. The company does not sell cars at this store.

CarMax has replaced the traditional “trade-in” transaction with a process in which a CarMax-trained buyer appraises the vehicle and provides the vehicle’s owner with a written, guaranteed cash offer that is good for 7 days or 300 miles, whichever comes first. An appraisal is available to every customer free of charge, whether or not the individual purchases a vehicle from CarMax. Based on their age, mileage, or condition, fewer than half of the vehicles acquired through this in-store appraisal process meet the company’s high quality retail standards. Those vehicles that do not meet CarMax’s retail standards are sold at the company’s on-site wholesale auctions.

The inventory purchasing function is primarily performed at the store level and is the responsibility of the buyers, who handle both on-site appraisals and off-site auction purchases. CarMax buyers evaluate all used vehicles on the basis of their estimated wholesale value and reconditioning costs, and, for off-site purchases, cost of delivery to the store where they will be reconditioned. To decide which inventory to purchase at off-site auctions, CarMax’s buyers, in collaboration with its home office staff, rely on the extensive inventory and sales trend data available through the CarMax information system. The company’s inventory and pricing models help the buyers tailor inventories to the buying preferences at each superstore, recommend pricing adjustments, and optimize inventory turnover to help maintain gross margin dollars per unit.

Based on consumer acceptance of the in-store appraisal process at existing CarMax stores, the company’s experience and success to date in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to the company’s needs, CarMax believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

Suppliers for New Vehicles. CarMax operates seven new car franchises under separate agreements with manufacturers. New car operations are governed by the terms of the sales and service agreements with DaimlerChrysler, General Motors, Nissan, and Toyota. These agreements generally impose operating requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage, and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings, or a material breach of other provisions of the agreement. CarMax also has entered into framework agreements with several of the manufacturers noted above. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising, and management of a dealership franchised by those manufacturers.

Seasonality. CarMax’s business is seasonal. Most CarMax superstores experience their strongest traffic and sales in the spring and summer fiscal quarters. Sales and gross margins are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period. In the fall quarter, the new model year introductions and discounts on model year closeouts generally can cause rapid depreciation in used car pricing, particularly for late-model used cars. Seasonal patterns for car buying and selling may vary in different parts of the country and, as CarMax expands geographically, these differences could have an effect on the overall seasonal pattern of the company’s results.

Products and Services

Merchandising. CarMax offers its customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices. CarMax’s used car selection covers popular brands from manufacturers such as DaimlerChrysler, Ford, General Motors, Honda, Mitsubishi, Nissan, and Toyota and luxury brands such as Acura, BMW, Infiniti, Lexus, and Mercedes. The company’s primary focus is vehicles that are 1 to 6 years old, have fewer than 60,000 miles, and generally range in price from $11,000 to $31,000. Each vehicle must pass a comprehensive quality inspection that covers all major and minor mechanical systems and all safety functions as well as cosmetic criteria. For the more cost-conscious consumer, the company also offers used cars that are more than 6 years old or have 60,000 miles or more and that generally range in price from $8,000 to $21,000. These older vehicles must pass a quality inspection covering the major mechanical systems and all safety functions.

CarMax has implemented an everyday low-price strategy under which it sets no-haggle prices on both its used and new vehicles. The company believes that its pricing is competitive with the best negotiated prices in the market. Prices on all vehicles are clearly displayed on each vehicle’s information sticker; on carmax.com, AutoTrader.com, and cars.com; and in CarMax’s newspaper advertising. CarMax extends its no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates, accessories, extended service plan pricing, and vehicle documentation fees. In addition to selling new vehicles using the low, no-haggle price strategy, the franchise and dealer agreements generally allow CarMax to perform warranty work on these vehicles and sell related parts and services within a specified market area. Designation of specified market areas generally does not guarantee exclusivity within a specified territory.

Reconditioning and Service. An integral part of CarMax’s used car consumer offer is the reconditioning process. This process includes a comprehensive, certified quality inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning, and other equipment, as well as the interior and exterior of the vehicle. Based on this quality inspection, CarMax determines the reconditioning necessary to bring the vehicle up to CarMax’s high quality standards. Vehicle inspections are completed by CarMax’s service technicians. CarMax performs most routine mechanical and minor body repairs in-house; however, for some reconditioning services, CarMax engages third parties specializing in those services. Over the past several years, CarMax has performed an increasing percentage of reconditioning services in-house, and, based on the cost savings realized, this trend is expected to continue. Satellite superstores depend upon nearby mega or standard superstores for reconditioning, which increases efficiency and reduces overhead.

All CarMax used car locations provide vehicle repair service, including used car extended service plan repairs. Factory-authorized service is also provided at all new car franchises. CarMax has developed systems and procedures that are intended to ensure that its retail repair service is conducted in the same customer-friendly and efficient manner as its other operations.

CarMax believes that the efficiency of its reconditioning and service operations is enhanced by its modern facilities, a technician mentoring process, and its compensation programs. The mentoring process and compensation programs are designed to increase the productivity of service technicians and result in reduced costs and higher-quality repairs. CarMax is able to track the productivity of each technician through the company’s information system. The experienced technicians in each store perform the more complicated repairs with assistance from apprentices, who also perform less complex functions on their own. At the majority of the company’s stores, compensation is based on an industry “flat rate” system, in which the individual technician’s hourly pay rate is applied to a standard, defined time unit for each repair or service performed.

Wholesale Auctions. Vehicles purchased through CarMax’s in-store appraisal process that do not meet the company’s retail standards are sold at on-site wholesale auctions. At February 28, 2006, wholesale auctions were conducted at 42 of the company’s 67 superstores. Auctions are generally not held at satellite superstores. Auctions are held on a weekly, bi-weekly, or monthly basis. Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of CarMax stores and the market awareness of the company and its in-store appraisal offer in that market. The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles. Participation in the company’s wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers. To participate in a CarMax auction, dealers must register with the Company’s centralized auction support group, at which time the company determines the purchase limit available to each dealer. CarMax makes conditional announcements on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles and salvage history, and unknown true mileage. The auctions are conducted by professional, licensed auctioneers. These policies result in an auction sales rate that is generally between 95% and 100%. Dealers pay a fee to the company based on the sales price of the vehicles they purchase.

Customer Credit. CarMax provides prime-rated financing to qualified customers through CAF and Bank of America. Offering customers a third-party alternative for prime financing enhances the CarMax consumer offer and helps ensure that CAF remains competitive. In addition, DaimlerChrysler Services, General Motors Acceptance, Nissan Motors Acceptance, and Toyota Financial Services offer prime financing to qualified customers purchasing new vehicles at applicable CarMax locations. Nonprime financing is offered by AmeriCredit Financial Services, Capital One Auto Finance, CitiFinancial Auto, Triad Financial, and Wells Fargo Auto Finance. In selected states, subprime financing is offered by Drive Financial Services (“Drive”). CarMax has tested and will continue to test other third-party finance companies in order to expand the choices for its customers and increase discrete approvals.

Customers applying for financing provide credit information that is electronically submitted by sales consultants through CarMax’s proprietary information system, first to CAF and Bank of America, and then, as necessary, to its nonprime and subprime lenders. Responses from the lenders are received quickly, generally in less than five minutes from prime lenders. The vehicle financings, or loans, are retail installment contracts secured by the vehicles financed. CarMax has no recourse liability on retail installment contracts arranged with third-party finance companies. Customers are permitted to refinance or pay off their loans within three business days of a purchase without incurring any finance or related charges. CarMax’s arrangements with its third-party finance companies, excluding Drive, provide for payment of a fee to CarMax at the time of financing, provided the loan is not paid in full within 90 days. As is customary in the subprime finance industry, Drive purchases the loans at a discount.

Extended Service Plan Sales. At the time CarMax sells a vehicle, it offers the customer an extended service plan. Currently, in all the states in which CarMax operates, it sells these plans on behalf of unrelated third parties that are the primary obligors. Under these third-party service plan programs, CarMax has no contractual liability to the customer. The extended service plans have terms of coverage from 12 to 72 months, depending on the vehicle age and make. CarMax offers these extended service plans at low, fixed prices, which are based primarily on the repair record of the vehicle and the length of coverage selected. All extended service plans sold by CarMax (other than manufacturers’ warranties) have been designed to CarMax specifications and are administered by the third parties through private-label arrangements under which CarMax receives a commission from the administrator at the time the extended service plan is sold.

CarMax’s extended service plan customers have access to the company’s vehicle repair service at each store and to the third-party administrators’ nationwide network of approximately 14,000 independent service providers. CarMax believes that the quality of the services provided by this provider network, as well as the broad scope of its extended service plans, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

Systems

CarMax’s stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Using in-store information kiosks, customers can search each store’s vehicle inventory and print a detailed listing for any vehicle, which includes the vehicle’s features and specifications, and a map showing its specific location on the display lot. CarMax’s inventory management system tracks every vehicle through its CarMax life from purchase through reconditioning and test drives to ultimate sale. Bar codes are placed on each vehicle and on each parking space on the display lot, and all vehicle bar codes are scanned daily as a loss prevention measure. Test drive information is captured on every vehicle using radio frequency identification devices, linking the specific vehicle and the sales consultant. The company also captures data on vehicles it wholesales, which helps track market pricing. An online finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction. Behind the scenes, CarMax’s proprietary store technology provides its management with real-time information about every aspect of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions, and sales consultant productivity.

The company’s advanced inventory management systems provide CarMax with the ability to anticipate future inventory needs and manage pricing. Through its centralized systems, CarMax is able to immediately integrate new stores into its store network, allowing the new stores to rapidly achieve operating efficiency. CarMax continues to enhance and refine its information systems, which it believes to be a core competitive advantage. In addition to inventory management, the company’s Electronic Repair Order system (“ERO”) is used by the service department to sequence reconditioning procedures. ERO has reduced cycle time, and it provides information that will help increase quality and reduce costs, which further enhance CarMax’s customer service and profitability.

Associates

On March 31, 2006, CarMax had 9,181 hourly and salaried associates and 2,880 sales associates who worked on a commission basis. Additional CarMax associates are employed during peak selling seasons. At March 31, 2006, CarMax’s 70 location general managers averaged more than 7 years of CarMax experience and more than 11 years of prior management experience. Management believes that the company maintains good employee relations. No CarMax employee is subject to a collective bargaining agreement.

Training. CarMax places special emphasis on attracting, developing, and retaining qualified associates and believes that its favorable working conditions and compensation programs allow it to attract and retain highly qualified individuals in each market that the company enters. The company accomplishes this partly through its commitment to provide exceptional training to its associates. Store associates receive structured, self-paced training programs that introduce them to company policies and their specific job responsibilities through KMX University – the company’s proprietary intranet-based testing and tracking system. KMX University is comprised of customized applications hosted within a learning management system that allows the company to author, deliver, and track training events, and to measure associate competency before and after training. Most new store associates are also assigned mentors who provide on-the-job guidance and support.

The company also provides comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians, and managers. All sales consultants receive extensive customer service training both initially and on an ongoing basis. Buyers-in-training undergo a 6– to 18–month apprenticeship under the direction of experienced buyers, and buyers-in-training appraise more than one thousand cars before making their first independent purchase. The company utilizes a mix of internal and external technical training programs in an effort to provide a stable future supply of qualified technicians. Reconditioning and mechanical technicians attend in-house training and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles CarMax sells. Technicians at the company’s new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair, and maintenance techniques for those manufacturers’ vehicles. The management training program includes rotations through each functional area. To the greatest extent possible, CarMax opens new stores with an experienced management team drawn from existing stores.

Laws and Regulations

Vehicle Dealer and Other Laws and Regulations. CarMax operates in a highly regulated industry. In every state in which CarMax operates, the company must obtain various licenses and permits in order to conduct business, including dealer, service, sales, and finance licenses issued by state and certain local regulatory authorities. A wide range of federal, state, and local laws and regulations govern the manner in which the company conducts business, including its advertising, sales, financing, and employment practices. These laws include consumer protection laws, privacy laws, anti-money laundering laws, and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers. These laws also include federal and state wage-hour, anti-discrimination, and other employment practices laws. CarMax’s financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, and usury laws.

Claims arising out of actual or alleged violations of law may be asserted against the company by individuals or governmental authorities and may expose CarMax to significant damages or other penalties, including revocation or suspension of licenses necessary to conduct business and fines.

Environmental, Health, and Safety Laws and Regulations. CarMax’s business involves the use, handling, and disposal of hazardous or toxic substances, including motor oil, gasoline, transmission fluid, solvents, lubricants, and other materials. CarMax is subject to compliance with governmental and environmental regulations concerning the past and current operation and/or removal of aboveground and underground storage tanks containing these and other substances. As a result, CarMax is subject to a variety of federal, state, and local laws and requirements that regulate the environment and public health and safety.

Availability of Reports and Other Information

The company’s website address is www.carmax.com. The company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports as soon as reasonably practicable after filing or furnishing the material to the Securities and Exchange Commission. The contents of the company’s website are not, however, part of this report.

In addition, the company’s Corporate Governance Guidelines and Code of Conduct, as well as the charters of the Audit Committee, Nominating and Governance Committee, and Compensation and Personnel Committee, are available to shareholders and the public through the “Corporate Governance” link of the company’s investor information home page at http://investor.carmax.com. Printed copies of these documents are available to any shareholder upon written request to the company’s corporate secretary at the address set forth on the cover page to this report. Any changes to these documents or waivers of the Code of Conduct are promptly disclosed on the company’s website.

Item 1A. Risk Factors.

CarMax is subject to various risks, including the risks described below. CarMax’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the company or that CarMax currently deems immaterial may also impair the business and its operations.

Economic Conditions. In the normal course of business, CarMax is subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. Any significant changes in economic conditions could adversely affect consumer demand and/or increase costs resulting in lower profitability for the company.

Competition. Automotive retailing is a highly competitive business. CarMax’s competition includes publicly and privately owned franchised new car dealers and independent dealers, as well as millions of private individuals. The company’s competitors may sell the same or similar makes of vehicles that CarMax offers in the same or similar markets at competitive prices. Further, new entrants to the market could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. CAF is subject to competition from various financial institutions. Additionally, competition on vehicle sales and related financing is increasing as these products are now being marketed and sold over the Internet. Customers are using the Internet to compare pricing for cars and related financing, which may further reduce the company’s profitability.

Retail Prices. Any significant changes in retail prices for used and new vehicles could result in lower sales and margins for the company. If any of CarMax’s competitors seek to gain or retain market share by reducing prices for used or new vehicles, the company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

Inventory. A reduction in the availability or access to sources of inventory would adversely affect the company’s business. A failure to adjust appraisal offers to stay in line with the broader market trade-in offer trends, or a failure to recognize those trends, could negatively impact CarMax’s ability to acquire inventory. Should excess inventory develop, the inability to liquidate excess inventory at prices that allow the company to meet its margin targets or to recover its costs would adversely affect the company’s profitability.

Management and Workforce. CarMax’s success depends upon the continued contributions of its store, region, and corporate management teams. Consequently, the loss of the services of key employees could have a material adverse effect on the company’s results of operations. In addition, as CarMax opens new stores, the company will need to hire additional personnel. The market for qualified employees in the industry and in the regions in which CarMax operates is highly competitive and may subject the company to increased labor costs during periods of low unemployment.

Information Systems. The company’s business is dependent upon the efficient operation of its information systems. In particular, CarMax relies on its information systems to effectively manage its sales, inventory, consumer financing, and customer information. The failure of the company’s information systems to perform as designed or the failure to maintain and continually enhance or protect the integrity of these systems could disrupt the company’s business, impact sales and profitability, or expose the company to customer or third-party claims.

Capital. Changes in the availability or cost of capital and working capital financing, including the availability of long-term financing to support development of the company and the availability of securitization financing, could adversely affect the company’s growth and operating strategies. Further, CarMax’s current credit facility and certain securitization and sale-leaseback agreements contain covenants and/or performance triggers. Any failure by the company to comply with these covenants and/or performance triggers could have a material adverse effect on the company’s business.

Real Estate. The inability to acquire suitable real estate at favorable terms could limit the expansion of the company’s store base and could have a material adverse affect on the company’s future operating results.

Weather. The occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic at CarMax’s auto superstores could negatively impact the company’s operating results.

Seasonal Fluctuations. CarMax’s business is subject to seasonal fluctuations. In the company’s experience, demand for vehicles is generally lower during the third and fourth fiscal quarters. Therefore, CarMax generally realizes a higher proportion of its revenue and operating profit during the first and second fiscal quarters. If conditions arise that impair vehicle sales during the first or second fiscal quarters, the adverse effect on company’s revenues and operating profit for the year could be disproportionately large.

Geographic Concentration. The company’s performance is subject to local economic, competitive, and other conditions prevailing in geographic areas where CarMax operates. Because a large number of the company’s superstores are located in the Southeast U.S. and in the company’s Chicago, Los Angeles, Houston, Dallas, and Washington, D.C./Baltimore markets, the company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these markets. In the event that any of these geographic areas experience a downturn in economic conditions, it may adversely affect CarMax’s business.

Regulatory Environment. CarMax’s business is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. The company’s facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the company, or in a cease and desist order against CarMax’s operations. As a result, the company has incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.

Litigation. CarMax is subject to various litigation matters, which, if the outcomes in any significant matters are adverse, could negatively affect the company’s business. Claims arising out of actual or alleged violations of law may be asserted against the company by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose CarMax to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief, and criminal and civil fines and penalties, including suspension or revocation of its licenses to conduct operations.

Accounting Changes. The implementation of new accounting requirements or changes to generally accepted accounting principles could adversely affect the company’s reported financial position or results of operations. Such potential changes currently under consideration by the Financial Accounting Standards Board include, but are not limited to, proposed rule changes relating to the accounting for securitization transactions and the accounting for defined benefit pension and other postemployment benefit plans.

Other Material Events. The occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war, or other significant national or international events could adversely affect the company’s operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

CarMax conducts its used vehicle operations in three basic retail formats – mega, standard, and satellite superstores. The company’s current growth plan primarily includes the construction of standard superstores and satellite superstores. Standard superstores are approximately 40,000 to 60,000 square feet on 10 to 25 acres. Satellite superstores are approximately 10,000 to 20,000 square feet on 4 to 10 acres. Mega superstores are approximately 70,000 to 95,000 square feet on 20 to 35 acres.

Stores as of March 31, 2006

	Used Car Superstores			Co-Located New Car Stores (1)	Total
	Mega	Standard	Satellite
Alabama	—	1	—	—	1
California	1	3	2	1	7
Florida	3	4	3	1	11
Georgia	1	2	1	—	4
Illinois	3	1	2	—	6
Indiana	—	1	1	—	2
Kansas	—	2	—	—	2
Kentucky	—	1	—	—	1
Maryland	1	1	1	1	4
Missouri	—	—	1	—	1
Nevada	—	1	1	—	2
New Mexico	—	1	—	—	1
North Carolina	—	3	3	—	6
South Carolina	—	2	—	—	2
Tennessee	—	3	1	—	4
Texas	4	4	2	—	10
Utah	—	1	—	—	1
Virginia	—	3	1	—	4
Wisconsin	—	—	1	1	2

Total	13	34	20	4	71

(1)	The company currently operates seven new car franchises. Two franchises are integrated within used car superstores, and they do not operate as separate stores. The remaining five franchises are operated from four new car stores that are co-located with used car superstores.

CarMax has financed the majority of its stores through sale-leaseback transactions. As of March 31, 2006, the company leased 61 of its 71 retail stores and owned the remaining 10 stores. CarMax also owns its home office building in Richmond, Va., which opened during the third quarter of fiscal 2006. The company also owns land associated with fiscal 2007 and future year store openings.

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

Expansion

CarMax believes that it is well positioned to succeed in the highly competitive automotive retail industry. The company has built a strong foundation for future growth based upon its unique knowledge of the used car market, its established presence in key locations, and its ability to execute its business plan in a market subject to continuous change. CarMax continues to refine its operating strategies and has grown to be the nation’s largest retailer of used cars. Specifically, CarMax has enhanced its ability to identify profitable markets, determine the appropriate store formats to fit those markets, and effectively manage pricing and inventory mix.

During the next three fiscal years, the company plans to open superstores at an annual rate of approximately 15% to 20% of its used car superstore base. CarMax funds its store expansion program with sources of funding that provide the most attractive economics and greatest flexibility. In fiscal 2007, the company’s expansion plans are largely focused on opening standard superstores in new mid-sized markets and satellite superstores in existing markets. Mid-sized markets are defined as those with television viewing populations ranging from 0.6 million to 2.5 million. These markets are the most efficient to enter from a real estate and advertising perspective and are where CarMax has generally experienced the fastest store sales ramp-up and profitability. After fiscal 2007, CarMax expects to resume store growth in new large markets.

In fiscal 2007, CarMax plans to open approximately 11 superstores, including six standard-sized superstores and five satellite superstores. One of the satellite openings will be in Charlottesville, Va., which is a test of a smaller-format superstore that will help the company understand the longer-term opportunities in small markets. Five of the 11 planned new stores are currently scheduled to open in the fourth quarter. Accordingly, CarMax expects little, if any, contribution to sales and profits from these five stores in fiscal 2007. In addition, normal construction, permitting, or other scheduling delays could shift the opening dates of any of these five stores into fiscal 2008.

Fiscal 2007 Planned Store Openings

		Standard Superstores	Satellite Superstores	Total Superstores
Hartford / New Haven, Conn.	New mid-sized market	1	1	2
Columbus, Ohio	New mid-sized market	1	1	2
Oklahoma City, Okla.	New mid-sized market	1	—	1
Los Angeles, Calif.	Existing large market	—	1	1
Charlottesville, Va.	New small market	—	1	1
Fredericksburg, Va. (1)	Existing large market	1	—	1
Austin, Tex.	Existing mid-sized market	—	1	1
Charlotte, N.C.	Existing mid-sized market	1	—	1
Fresno, Calif.	New mid-sized market	1	—	1

Total planned openings		6	5	11

(1)	Part of the Washington, D.C. television market.

Item 3. Legal Proceedings.

In the normal course of business, CarMax is involved in various legal proceedings. Based upon the company’s evaluation of information currently available, it believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on CarMax’s financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

PART II

With the exception of the information incorporated by reference to the 2006 Annual Report to Shareholders in Items 5, 6, 7, 7A, 8, and 9A of Part II of this Form 10-K, the company’s 2006 Annual Report to Shareholders is not to be deemed filed as a part of this report.

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by this Item is incorporated by reference to the sections titled “Stock Information,” “Quarterly Stock Price Range,” and “Dividend Policy” on page 61 of the company’s 2006 Annual Report to Shareholders.

The company did not repurchase any equity securities during the fourth quarter of its 2006 fiscal year.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference to the section titled “Selected Financial Data” on page 17 of the company’s 2006 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is incorporated by reference to the section titled “Management’s Discussion and Analysis” on pages 18 through 35 of the company’s 2006 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by this Item is incorporated by reference to the sub-section titled “Market Risk” on pages 34 and 35 of the company’s 2006 Annual Report to Shareholders.

Item 8. Consolidated Financial Statements and Supplementary Data.

The information required by this Item is incorporated by reference to the sections titled “Consolidated Statements of Earnings,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders’ Equity,” “Notes to Consolidated Financial Statements,” “Management’s Annual Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm” on pages 36 through 58 of the company’s 2006 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures (“disclosure controls”) that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls were effective as of the end of such period.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 56 and 58 of the company’s 2006 Annual Report to Shareholders.

Changes in Internal Controls

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended February 28, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

With the exception of the information incorporated by reference from the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K, the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is not to be deemed filed as a part of this report.

Item 10. Directors and Executive Officers of the Company.

The following table identifies the executive officers of the company as of March 31, 2006. The company is not aware of any family relationships among any executive officers of the company or between any executive officer and any director of the company. All executive officers are elected annually and serve for one year or until their successors are elected and qualify. The next election of officers will occur in June 2006.

Name	Age	Office
Austin Ligon	55	President, Chief Executive Officer, and Director

Keith D. Browning	53	Executive Vice President, Chief Financial Officer, Corporate Secretary, and Director

Thomas J. Folliard	41	Executive Vice President, Store Operations

Michael K. Dolan	56	Senior Vice President, Chief Information Officer

Joseph S. Kunkel	43	Senior Vice President, Marketing and Strategy

Mr. Ligon is a co-founder of CarMax and has been integrally involved in the leadership of the business since its inception. He has been president of CarMax since 1995 and chief executive officer since the separation of the company from its former parent Circuit City on October 1, 2002. He was appointed senior vice president of corporate planning at Circuit City in 1991 and became senior vice president-automotive of Circuit City and president of CarMax in 1995. Mr. Ligon has served as a director of CarMax since January 1997. On October 6, 2005, Mr. Ligon announced his intent to retire in fiscal 2007 following the appointment and election of a successor.

Mr. Browning joined CarMax in 1996 as vice president and chief financial officer after spending 14 years at Circuit City, his last position being corporate controller and vice president. He has been involved in the development of accounting procedures, systems, and internal controls for CarMax since its inception. Mr. Browning was promoted to executive vice president and chief financial officer in 2001. He has served as a director of CarMax since January 1997 and as the company’s corporate secretary since July 2005.

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

The information concerning the company’s directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” appearing on pages 7 through 9 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information concerning the audit committee of the company’s board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Committees of the Board –Audit Committee” appearing on page 12 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 18 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information concerning the company’s code of ethics (“Code of Conduct”) for senior management required by this Item is incorporated by reference to the section in Part I hereof titled “Availability of Reports and Other Information” appearing on page 9 of this Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” (excluding the information under the heading “Ten-Year History of Options” and “Performance Graph”) appearing on pages 22 through 29 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders. Additional information required by this Item is incorporated by reference to the sub-section titled “Compensation for Non-Employee Directors for Fiscal 2006” on page 13 and 14 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” on pages 16 through 18 and the sub-section titled “Equity Compensation Plan Information” on page 24 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” appearing on page 29 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” appearing on page 31 of the company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.	Financial Statements. The following Consolidated Financial Statements of CarMax, Inc. and subsidiaries and the related Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are incorporated by reference to Item 8 of this report:

(a)	Consolidated Statements of Earnings for the fiscal years ended February 28 or 29, 2006, 2005, and 2004;

(b)	Consolidated Balance Sheets at February 28, 2006 and 2005;

(c)	Consolidated Statements of Cash Flows for the fiscal years ended February 28 or 29, 2006, 2005, and 2004;

(d)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 28 or 29, 2006, 2005, and 2004;

(e)	Notes to Consolidated Financial Statements;

(f)	Management’s Annual Report on Internal Control Over Financial Reporting; and

(g)	Reports of Independent Registered Public Accounting Firm.

2.	Financial Statement Schedules. “Schedule II – Valuation and Qualifying Accounts and Reserves” and the accompanying Report of Independent Registered Public Accounting Firm on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 28 or 29, 2006, 2005, and 2004, are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto.

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

CARMAX, INC.

By:	/s/ AUSTIN LIGON	By:	/s/ KEITH D. BROWNING
	Austin Ligon President and Chief Executive Officer May 12, 2006		Keith D. Browning Executive Vice President and Chief Financial Officer May 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ AUSTIN LIGON	/s/ HUGH G. ROBINSON*
Austin Ligon President, Chief Executive Officer, and Director May 12, 2006	Hugh G. Robinson Director May 12, 2006

/s/ KEITH D. BROWNING	/s/ RICHARD L. SHARP *
Keith D. Browning Executive Vice President, Chief Financial Officer, Chief Accounting Officer, and Director May 12, 2006	Richard L. Sharp Director May 12, 2006

/s/ JAMES F. CLINGMAN, JR.*	/s/ THOMAS G. STEMBERG *
James F. Clingman, Jr. Director May 12, 2006	Thomas G. Stemberg Director May 12, 2006

/s/ JEFFREY E. GARTEN *	/s/ VIVIAN M. STEPHENSON*
Jeffrey E. Garten Director May 12, 2006	Vivian M. Stephenson Director May 12, 2006

/s/ W. ROBERT GRAFTON *	/s/ BETH A. STEWART*
W. Robert Grafton Director May 12, 2006	Beth A. Stewart Director May 12, 2006

/s/ WILLIAM S. KELLOGG *	/s/ WILLIAM R. TIEFEL*
William S. Kellogg Director May 12, 2006	William R. Tiefel Director May 12, 2006

*By:	/s/ AUSTIN LIGON
Austin Ligon Attorney-In-Fact

The original powers of attorney authorizing Austin Ligon and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Year	Charged To Income	Charge-offs Less Recoveries	Balance at End of Year
Year ended February 29, 2004:
Allowance for doubtful accounts	$2,090	$2,803	$(2,744)	$2,149
Year ended February 28, 2005:
Allowance for doubtful accounts	$2,149	$3,903	$(2,472)	$3,580
Year ended February 28, 2006:
Allowance for doubtful accounts	$3,580	$5,854	$(3,802)	$5,632

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CarMax, Inc.:

Under the date May 12, 2006, we reported on the consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2006 and February 28, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2006, incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related CarMax, Inc. financial statement schedule (Schedule II) as listed in Item 15(a) 2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

May 12, 2006

INDEX TO EXHIBITS

2.1	Separation Agreement, dated May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 2.1 to CarMax’s Registration Statement on Form S-4/A, filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.3	CarMax, Inc. Bylaws, as amended and restated April 24, 2006, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference.

4.1	Rights Agreement, dated as of May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A, filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

10.1	Form of Employment Agreement between CarMax, Inc. and certain executive officers, including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 12, 2004 (File No. 1-31420), is incorporated by this reference. *

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated October 19, 2004, filed as Exhibit 10.2 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.3	CarMax, Inc. 2002 Non-Employee Directors Stock Incentive Plan, as amended and restated April 24, 2006, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated April 24, 2006, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.5	CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated April 24, 2006, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.6	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated November 1, 2004, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.7	Credit Agreement, dated August 24, 2005, among CarMax Auto Superstores, Inc., CarMax, Inc., various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 7, 2005 (File No. 1-31420), is incorporated by this reference. Certain non-material schedules and exhibits have been omitted from the Credit Agreement as filed. CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.

10.8	Security Agreement, dated August 24, 2005, among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax named therein, and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.9

Company Guaranty Agreement, dated August 24, 2005, between CarMax, Inc. and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed October 7, 2005 (File No.

1-31420), is incorporated by this reference.

10.10	Amended and Restated Tax Allocation Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.11	Transition Services Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.3 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.12	Employee Benefits Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.4 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.13	Confidentiality Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.5 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.14	Amendment No. 1 to Transition Services Agreement dated as of August 21, 2003, between Circuit City Stores, Inc. and CarMax, Inc., filed as Exhibit 10 to CarMax’s Quarterly Report on 10-Q, filed October 15, 2003 (File No. 1-31420), is incorporated by this reference.

10.15	Form of Incentive Award Agreement between CarMax, Inc. and Austin Ligon, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 28, 2005 (File No. 1-31420), is incorporated by this reference. *

10.16	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.17

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File

No. 1-31420), is incorporated by this reference. *

10.18	Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

13.1	CarMax’s Annual Report to Shareholders for the fiscal year ended February 28, 2006, pages 17-58 and page 61, filed herewith.

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management contracts, compensatory plans, or arrangements of the company required to be filed as an exhibit.