Form 10-Q
period 2006-05-31
CARMAX INC
filed 2006-07-10
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, par value $0.50	106,454,172

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 32.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended May 31
	2006	%(1)	2005	%(1)
			Restated(2)
Sales and operating revenues:
Used vehicle sales	$1,461,120	77.5	$1,203,805	76.3
New vehicle sales	118,408	6.3	134,093	8.5
Wholesale vehicle sales	247,296	13.1	189,492	12.0
Other sales and revenues	58,315	3.1	50,970	3.2
Net sales and operating revenues	1,885,139	100.0	1,578,360	100.0
Cost of sales	1,636,884	86.8	1,380,601	87.5
Gross profit	248,255	13.2	197,759	12.5
CarMax Auto Finance income	32,394	1.7	27,071	1.7
Selling, general, and administrative expenses	186,966	9.9	163,765	10.4
Interest expense	1,947	0.1	1,194	0.1
Interest income	267	-	135	-
Earnings before income taxes	92,003	4.9	60,006	3.8
Provision for income taxes	35,227	1.9	23,026	1.5
Net earnings	$56,776	3.0	$36,980	2.3

Weighted average common shares:
Basic	105,265		104,387
Diluted	107,056		105,982

Net earnings per share:
Basic	$0.54		$0.35
Diluted	$0.53		$0.35

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

(2)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	May 31, 2006	February 28, 2006
ASSETS		Restated(1)
Current assets:
Cash and cash equivalents	$26,043	$21,759
Accounts receivable, net	70,400	76,621
Automobile loan receivables held for sale	11,834	4,139
Retained interest in securitized receivables	167,899	158,308
Inventory	738,705	669,700
Prepaid expenses and other current assets	12,123	11,211

Total current assets	1,027,004	941,738

Property and equipment, net	516,305	499,298
Deferred income taxes	28,605	24,576
Other assets	44,218	44,000

TOTAL ASSETS	$1,616,132	$1,509,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,301	$188,614
Accrued expenses and other current liabilities	77,050	85,316
Accrued income taxes	53,033	5,598
Deferred income taxes	8,821	23,562
Short-term debt	1,108	463
Current portion of long-term debt	30,781	59,762

Total current liabilities	395,094	363,315

Long-term debt, excluding current portion	134,534	134,787
Deferred revenue and other liabilities	32,937	31,407

TOTAL LIABILITIES	562,565	529,509

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 105,995,436 and 104,954,983 shares issued and outstanding at May 31, 2006, and February 28, 2006, respectively	52,998	52,477
Capital in excess of par value	570,243	554,076
Retained earnings	430,326	373,550

TOTAL SHAREHOLDERS’ EQUITY	1,053,567	980,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,616,132	$1,509,612

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended May 31
	2006	2005
Operating Activities:		Restated(1)
Net earnings	$56,776	$36,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,075	5,926
Share-based compensation expense	6,686	4,311
(Gain) loss on disposition of assets	(2)	12
Deferred income taxes benefit	(18,770)	(3,633)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	6,221	(3,803)
Increase in automobile loan receivables held for sale, net	(7,695)	(13,407)
(Increase) decrease in retained interest in securitized receivables	(9,591)	3,600
Increase in inventory	(69,005)	(6,722)
(Increase) decrease in prepaid expenses and other current assets	(912)	8,033
(Increase) decrease in other assets	(218)	24
Increase in accounts payable, accrued expenses and other current liabilities, and accrued income taxes	74,990	31,467
Increase in deferred revenue and other liabilities	1,530	688
Net cash provided by operating activities	48,085	63,476

Investing Activities:
Capital expenditures	(25,139)	(55,056)
Proceeds from sales of assets	59	16,705
Net cash used in investing activities	(25,080)	(38,351)

Financing Activities:
Increase (decrease) in short-term debt, net	645	(23,769)
Payments on long-term debt	(29,234)	(83)
Equity issuances, net	6,313	1,979
Excess tax benefits from share-based payment arrangements	3,555	1,167
Net cash used in financing activities	(18,721)	(20,706)

Increase in cash and cash equivalents	4,284	4,419
Cash and cash equivalents at beginning of year	21,759	17,124
Cash and cash equivalents at end of period	$26,043	$21,543

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

CarMax, Inc. (“CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles under various franchise agreements. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service. Vehicles purchased through the company’s appraisal process that do not meet its retail standards are sold at on-site wholesale auctions.

2.	Accounting Policies

Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

The company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the first quarter of fiscal 2006 is consistent with the pro forma amounts previously disclosed in the company’s quarterly reports.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Cash and Cash Equivalents. Cash equivalents of $6.7 million at May 31, 2006, and $6.0 million at February 28, 2006, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance Income

The company’s finance operation, CAF, originates prime-rated financing for qualified customers at competitive market rates of interest. Throughout each month, the company sells substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4. The majority of CAF income is generated by the spread between the interest rates charged to customers and the related cost of funds. A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows are calculated taking into account expected prepayments and defaults.

	Three Months Ended May 31
(In millions)	2006	2005

Total gain income	$24.8	$20.5

Other CAF income:
Servicing fee income	7.5	6.6
Interest income	6.0	5.0
Total other CAF income	13.5	11.7

Direct CAF expenses:
CAF payroll and fringe benefit expense	2.8	2.4
Other direct CAF expenses	3.2	2.7
Total direct CAF expenses	6.0	5.1

CarMax Auto Finance income	$32.4	$27.1

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

The company uses a securitization program to fund substantially all of the automobile loan receivables originated by CAF. The company sells the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to the company’s assets. The company’s risk is limited to the retained interest on the company’s consolidated balance sheets. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables. This program is referred to as the warehouse facility.

The company routinely uses public securitizations to refinance the receivables previously securitized through the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables. Depending on the securitization structure and market conditions, refinancing receivables in a public securitization may or may not have a significant impact on the company’s results.

All transfers of receivables are accounted for as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended May 31
(In millions)	2006	2005
Net loans originated	$566.7	$436.5
Total loans sold	$559.1	$474.6
Total gain income (1)	$24.8	$20.5
Total gain income as a percentage of total loans sold (1)	4.4%	4.3%

(1)	Includes the effects of valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations.

Retained Interest. The company retains an interest in the automobile loan receivables that it securitizes. The retained interest, presented as a current asset on the company’s consolidated balance sheets, serves as a credit enhancement for the benefit of the investors in the securitized receivables. The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, and an undivided ownership interest in the securitized receivables, or “required excess receivables,” as described below. On a combined basis, the reserve accounts and required excess receivables are generally 2% to 4% of managed receivables. The special purpose entities and the investors have no recourse to the company’s assets.

The fair value of the retained interest was $167.9 million as of May 31, 2006, and $158.3 million as of February 28, 2006. The retained interest had a weighted average life of 1.5 years as of May 31, 2006, and February 28, 2006. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance.

Interest-only strip receivables. Interest-only strip receivables represent the present value of residual cash flows the company expects to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using management’s assumptions of key factors, such as finance charge income, default rates, prepayment rates, and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy, and developments in the interest rate markets; therefore, actual performance may differ from these assumptions. Management evaluates the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Reserve accounts. The company is required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company’s securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount required to be maintained in the public securitization reserve accounts may increase depending upon the performance of the securitized receivables. The amount on deposit in reserve accounts was $36.0 million as of May 31, 2006, and $29.0 million as of February 28, 2006.

Required excess receivables. A majority of the securitizations require that the total value of the securitized receivables exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company. The unpaid principal balance related to the required excess receivables was $50.3 million as of May 31, 2006, and $52.2 million as of February 28, 2006.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at May 31, 2006, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.43%-1.50%	$5.9	$11.3
Cumulative default rate	1.30%-2.15%	$4.9	$9.8
Annual discount rate	12%	$2.4	$4.8

Prepayment rate. The company uses the Absolute Prepayment Model or “ABS” to estimate prepayments. This model assumes a rate of prepayment each month relative to the original number of receivables in a pool of receivables. ABS further assumes that all the receivables are the same size and amortize at the same rate and that each receivable in each month of its life will either be paid as scheduled or prepaid in full. For example, in a pool of receivables originally containing 10,000 receivables, a 1% ABS rate means that 100 receivables prepay each month.

Cumulative default rate. The cumulative default rate, or “static pool” net losses, is calculated by dividing the total projected credit losses of a pool of receivables by the original pool balance. Projected credit losses are estimated using the losses experienced to date, the credit quality of the receivables, economic factors, and the performance history of similar receivables.

Continuing Involvement with Securitized Receivables. The company continues to manage the automobile loan receivables that it securitizes. The company receives servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the company for servicing the securitized receivables. No servicing asset or liability has been recorded. The company is at risk for the retained interest in the securitized receivables, and if the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.

PAST DUE ACCOUNT INFORMATION

	As of May 31		As of February 28
(In millions)	2006	2005	2006	2005
Accounts 31+ days past due	$41.8	$34.5	$37.4	$31.1
Ending managed receivables	$2,925.9	$2,580.9	$2,772.5	$2,494.9
Past due accounts as a percentage of ending managed receivables	1.43%	1.34%	1.35%	1.24%

  CREDIT LOSS INFORMATION

	Three Months Ended May 31
(In millions)	2006	2005
Net credit losses on managed receivables	$2.7	$3.1
Average managed receivables	$2,860.7	$2,537.1
Annualized net credit losses as a percentage of average managed receivables	0.38%	0.49%
Recovery rate	53.5%	50.5%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

	Three Months Ended May 31
(In millions)	2006	2005
Proceeds from new securitizations	$450.0	$407.5
Proceeds from collections reinvested in revolving period securitizations	$247.9	$171.2
Servicing fees received	$7.3	$6.5
Other cash flows received from the retained interest:
Interest-only strip receivables	$19.0	$23.9
Reserve account releases	$0.2	$8.9

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period. Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $51.5 million in the first quarter of fiscal 2006. Proceeds received when the company refinances receivables in public securitizations are excluded from this table as they are not considered new securitizations.

Proceeds from collections. Proceeds from collections reinvested in revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees. Servicing fees received represent cash fees paid to the company to service the securitized receivables.

Other cash flows received from the retained interest. Other cash flows received from the retained interest represent cash received by the company from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to the company from reserve accounts.

Financial Covenants and Performance Triggers. Certain of the securitization agreements include various financial covenants and performance triggers. These agreements require the company to meet financial covenants related to maintaining minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum tangible net worth to managed assets ratio, minimum current ratio, minimum cash balance or borrowing capacity, and minimum fixed charge coverage ratio. Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, default rates, and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility or it may be terminated as servicer under the securitizations. At May 31, 2006, the company was in compliance with the financial covenants, and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the first quarter of fiscal 2007, the company entered into nine 40-month amortizing interest rate swaps with initial notional amounts totaling $502.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $418.8 million at May 31, 2006, and $584.0 million at February 28, 2006. The fair value of swaps included in prepaid expenses and other current assets totaled a net asset of $0.9 million at May 31, 2006, and $1.6 million at February 28, 2006.

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

The company has a noncontributory defined benefit pension plan (the “pension plan”) covering the majority of full-time employees. The company also has an unfunded nonqualified plan (the “restoration plan”) that restores retirement benefits for certain senior executives who are affected by the Internal Revenue Code limitations on benefits provided under the pension plan. The company uses a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$3,012	$2,126	$136	$94	$3,148	$2,220
Interest cost	1,024	699	99	65	1,123	764
Expected return on plan assets	(737)	(493)	-	-	(737)	(493)
Amortization of prior service cost	9	9	6	6	15	15
Recognized actuarial loss	438	240	62	34	500	274

Net pension expense	$3,746	$2,581	$303	$199	$4,049	$2,780

During the first quarter of fiscal 2007, the company contributed $1.6 million to the pension plan. The company expects to contribute at least $11.0 million to the pension plan in fiscal 2007.

7.	Share-Based Compensation

Effective March 1, 2006, the company adopted the provisions of SFAS 123(R), which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). The company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards granted prior to March 1, 2006, and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation.” The company elected to apply the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing share-based compensation on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

In accordance with SFAS 123(R), the company is required to base initial compensation cost on the estimated number of awards expected to vest. Historically, and as permitted under SFAS 123, the company chose to reduce pro forma compensation expense in the periods the awards were forfeited. The cumulative effect on prior periods of the change to an estimated number of awards expected to vest was a $0.6 million reduction of selling, general, and administrative expenses in the first quarter of fiscal 2007.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended May 31
(In thousands)	2006	2005
		Restated
Cost of sales	$339	$-
CarMax Auto Finance income	216	-
Selling, general, and administrative expenses	6,379	4,550
Share-based compensation expense, before income taxes	$6,934	$4,550

For periods prior to fiscal 2007, all share-based compensation expense has been presented in selling, general, and administrative expenses, as amounts that would have been presented in cost of sales and CarMax Auto Finance income were immaterial. Consistent with the provisions of SFAS 123, the company’s employee stock purchase plan is considered compensatory under SFAS 123(R), and the associated costs of $0.2 million in the first quarter of fiscal 2007 and fiscal 2006 are included in share-based compensation expense. There were no capitalized share-based compensation costs at May 31, 2006 and 2005.

IMPACT OF SFAS 123(R) ON FISCAL 2006 FINANCIAL STATEMENTS

	Three Months Ended May 31, 2005
(In thousands, except per share data)	As Restated	Previously Reported
Selling, general, and administrative expenses(1)	$163,765	$159,235
Earnings before income taxes	$60,006	$64,536
Net earnings	$36,980	$39,818
Basic earnings per share	$0.35	$0.38
Diluted earnings per share	$0.35	$0.37
Net cash provided by operating activities	$63,476	$64,882
Net cash used in financing activities	$20,706	$22,112

	As of February 28, 2006
	As Restated	Previously Reported
Deferred income taxes	$24,576	$4,211
Total assets	$1,509,612	$1,489,247
Capital in excess of par value	$554,076	$499,546
Retained earnings	$373,550	$407,715
Total shareholders’ equity	$980,103	$959,738
Total liabilities and shareholders’ equity	$1,509,612	$1,489,247

(1)	Amount previously reported included $20,000 in expenses relating to the amortization of restricted stock.

The company maintains long-term incentive plans for management, key employees, and the non-employee members of the board of directors. The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants, or a combination of awards.

In fiscal 2006 and prior years, the company primarily awarded stock options to employees that received share-based compensation. Beginning in fiscal 2007, the substantial majority of employees receiving awards now receive restricted stock instead of stock options. Senior management continues to receive awards of stock options. Non-employee directors continue to receive awards of stock options and stock grants.

Restricted stock awards are stock awards that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date. The fair value of a restricted stock award is determined and fixed based on the company’s stock price on the grant date. Stock options are awards that allow the recipient to purchase shares of the company’s stock at a fixed price. Stock options are granted at an exercise price equal to the company stock price on the grant date. Substantially all of the awards vest annually in equal amounts over periods of 3 years to 4 years. These options generally expire no later than ten years after the date of the grant. The company recognizes compensation expense for restricted stock and stock options on a straight-line basis over the requisite service period.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2006	8,769	$20.55
Options granted	914	$34.20
Options exercised	(599)	$12.98
Options expired or terminated	(33)	$26.27
Outstanding at May 31, 2006	9,051	$22.41	6.4	$91,348
Exercisable at May 31, 2006	4,164	$16.57	4.4	$65,605

OUTSTANDING STOCK OPTIONS

As of May 31, 2006	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.63 to $3.31	428	0.8	$1.82	428	$1.82
$4.89 to $6.06	942	1.6	$4.96	942	$4.96
$13.25 to $18.60	1,579	6.8	$14.32	1,117	$14.32
$20.00 to $26.83	3,151	7.5	$26.43	790	$26.73
$28.26 to $31.43	2,019	7.7	$29.45	871	$29.59
$32.40 to $43.44	932	6.8	$34.34	16	$42.26
Total	9,051	6.4	$22.41	4,164	$16.57

For stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model. For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair value option pricing that are not available for consideration under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder. For these reasons, the company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model. For grants to outside directors, the company will continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

For the three months ended May 31, 2006, the company granted options to purchase 914,100 shares of common stock. There were no grants during the three months ended May 31, 2005, as the company’s annual stock option grant occurred in June 2005. The weighted average fair value at the date of grant for options granted during the three month period ended May 31, 2006 was $14.13 per share. The unrecognized compensation costs related to non-vested options totaled $52.1 million at May 31, 2006. These costs are expected to be recognized over a weighted average period of 1.6 years.

WEIGHTED AVERAGE ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

Three Months Ended May 31, 2006
Dividend yield	0.0%
Expected volatility factor(1)	29.8%-63.4%
Weighted average expected volatility	47.6%
Risk-free interest rate(2)	4.8%-5.1%
Expected term (in years)(3)	4.5-4.6%

(1)	Measured using historical daily price changes of the company’s stock over the respective term of the option and the implied volatility derived from the market prices of the company’s traded options.
(2)	The risk-free interest rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term is the number of years that the company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2006	-	$-
Restricted stock granted	492	$34.39
Restricted stock vested or cancelled	-	$-
Outstanding at May 31, 2006	492	$34.39

The unrecognized compensation costs related to non-vested restricted stock awards totaled $14.2 million at May 31, 2006. These costs are expected to be recognized over a weighted average period of 2.9 years.

The total cash received from employees as a result of employee stock option exercises was $10.5 million in the first quarter of fiscal 2007, and $3.4 million in the first quarter of fiscal 2006. The company settles employee stock option exercises with authorized, but unissued shares of CarMax common stock. The total intrinsic value of options exercised was $12.4 million for the first quarter of fiscal 2007, and $3.9 million for the first quarter of fiscal 2006. The related tax benefits realized by the company were $4.6 million in the first quarter of fiscal 2007, and $1.5 million in the first quarter of fiscal 2006.

8.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended May 31
(In thousands except per share data)	2006	2005
		Restated
Net earnings available to common shareholders	$56,776	$36,980

Weighted average common shares outstanding	105,265	104,387
Dilutive potential common shares:
Stock options	1,791	1,578
Restricted stock	-	17
Weighted average common shares and dilutive potential common shares	107,056	105,982
Basic net earnings per share	$0.54	$0.35
Diluted net earnings per share	$0.53	$0.35

Certain options were determined to be anti-dilutive and were excluded from the calculation of diluted earnings per share. As of May 31, 2006, options to purchase 3,452,923 shares of common stock with exercise prices ranging from $26.38 to $43.44 per share were outstanding and not included in the calculation. As of May 31, 2005, options to purchase 2,055,397 shares with exercise prices ranging from $21.49 to $43.44 per share were outstanding and not included in the calculation.

9.	Long-Term Debt

As of May 31, 2006, $130.9 million was outstanding under the company’s $450 million revolving credit facility, with the remainder fully available to the company. The outstanding balance included $1.1 million of swing line loans classified as short-term debt, $29.8 million classified as current portion of long-term debt, and $100.0 million classified as long-term debt. The determination of the amount classified as long-term debt was based on management's intent as to that portion expected to remain outstanding for more than one year from the balance sheet date.

Obligations under capital leases as of May 31, 2006, consisted of $34.5 million classified as long-term debt, and $1.0 million classified as current portion of long-term debt.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial performance of CarMax, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.,” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding.

The company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the first quarter of fiscal 2006 is consistent with the pro forma amounts previously disclosed in the company’s annual and quarterly reports.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. As of May 31, 2006, we operated 71 used car superstores in 34 markets, including 26 mid-sized markets and 8 large markets. We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people. We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended May 31, 2006, we sold 300,011 used cars, representing 94% of the total 320,255 vehicles the company sold at retail.

We believe the CarMax consumer offer is unique in the automobile retailing marketplace. Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other “big box” retailers. Our consumer offer is structured around four core equities: low, no-haggle prices; a broad selection; high quality; and customer-friendly service. Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine, and an efficient sales channel for customers who prefer to complete part of the shopping and sales process online. We generate revenues, income, and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans, and vehicle repair service. A majority of the used vehicles we sell at retail are purchased directly from consumers.

We also generate revenues, income, and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold at our on-site wholesale auctions. Wholesale auctions are conducted at the majority of our superstores and are held on a weekly, bi-weekly, or monthly basis. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers.

CarMax provides prime-rated financing to qualified customers through CarMax Auto Finance (“CAF”), the company’s finance operation, and Bank of America. Nonprime financing is provided through several third-party lenders. Subprime financing, also provided by a third-party lender, is available in CarMax stores in certain states. We periodically test additional third-party lenders. We collect fixed, prenegotiated fees from the third parties that finance prime- and nonprime-rated customers. As is customary in the subprime finance industry, the subprime lender purchases the loans at a discount. CarMax has no recourse liability for loans provided by third-party lenders.

We sell extended service plans on behalf of unrelated third parties who are the primary obligors. We have no contractual liability to the customer under these third-party service plans. Extended service plan revenue represents commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Used unit sales growth is our primary focus. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In fiscal 2007, we plan to open 11 superstores, representing an approximate 16% increase in our store base. The fiscal 2007 store openings are primarily comprised of standard superstores in new mid-sized markets and satellite fill-in superstores in established markets. After fiscal 2007, we expect to resume store growth in new large markets. For the foreseeable future, we expect used unit comparable store sales increases to average in the range of 4% to 8%, reflecting the multi-year ramp in sales at newly opened stores as they mature and continued market share gains at stores that have reached basic maturity sales levels, which generally occurs in a store’s fifth year of operation.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.

Fiscal 2007 First Quarter Highlights

▪
Net sales and operating revenues increased 19% to $1.89 billion from $1.58 billion in the first quarter of fiscal 2006, while net earnings increased 54% to $56.8 million, or $0.53 per share, from $37.0 million, or $0.35 per share.

▪	Total used vehicle unit sales increased 14%, reflecting the combination of the growth in our store base and a 6% increase in comparable store used unit sales.
▪	We opened four used car superstores in the first quarter, including three standard superstores in new mid-sized markets and one satellite superstore.
▪
Our total gross profit per unit increased to $2,783 from $2,480 in the prior year’s first quarter. We realized improvements in gross profit per unit in all major categories, including used vehicles, new vehicles, and wholesale vehicles. Our used vehicle gross profit benefited from our steady, strong sales performance and some moderation in used vehicle wholesale pricing.

▪
CAF income increased 20% to $32.4 million from $27.1 million in the first quarter of fiscal 2006, reflecting the growth in retail vehicle sales and managed receivables, an increase in CAF’s loan penetration, and an increase in the average amount financed. CAF income included a benefit of $0.03 per share for favorable items, primarily valuation adjustments to the retained interest, compared with a benefit of $0.04 per share for favorable items in the first quarter of fiscal 2006.

▪
Selling, general, and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) decreased to 9.9% from 10.4% in the first quarter of fiscal 2006, reflecting the leverage generated by the strong comparable store sales performance.

▪
As a result of adopting SFAS 123(R), we recognized $6.9 million of share-based compensation expense ($0.04 per share after tax benefits) in the first quarter of fiscal 2007, and $4.6 million of share-based compensation expense ($0.03 per share after tax benefits) in the first quarter of fiscal 2006.

▪
Net cash from operations was $48.1 million compared with $63.5 million in the first quarter of fiscal 2006. The decrease primarily reflects an increase in working capital partially offset by higher fiscal 2007 net earnings.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies see “Critical Accounting Policies” in MD&A included in the CarMax, Inc. 2006 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2006. These policies relate to securitization transactions, revenue recognition, income taxes, and the defined benefit retirement plan.

RESULTS OF OPERATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2006	%	2005	%
Used vehicle sales	$1,461.1	77.5	$1,203.8	76.3
New vehicle sales	118.4	6.3	134.1	8.5
Wholesale vehicle sales	247.3	13.1	189.5	12.0
Other sales and revenues:
Extended service plan revenues	28.8	1.5	24.5	1.6
Service department sales	23.2	1.2	22.6	1.4
Third-party finance fees, net	6.4	0.3	3.8	0.2
Total other sales and revenues	58.3	3.1	51.0	3.2
Total net sales and operating revenues	$1,885.1	100.0	$1,578.4	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended May 31
	2006	2005
Vehicle units:
Used vehicles	14%	19%
New vehicles	(12)%	(4)%
Total	12%	17%

Vehicle dollars:
Used vehicles	21%	22%
New vehicles	(12)%	(2)%
Total	18%	19%

Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales beginning in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended May 31
	2006	2005
Vehicle units:
Used vehicles	6%	6%
New vehicles	(11)%	0%
Total	4%	5%

Vehicle dollars:
Used vehicles	13%	9%
New vehicles	(12)%	2%
Total	11%	8%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended May 31
	2006	2005
Used car superstores, beginning of year	67	58
Superstore openings:
Standard superstores	3	2
Satellite superstores	1	2
Total superstore openings	4	4
Used car superstores, end of period	71	62

Used Vehicle Sales. The 21% increase in used vehicle dollar sales in the first quarter of fiscal 2007 reflected a 14% increase in unit sales and a 7% increase in average retail selling price. The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 6% increase in comparable store used units. Our comparable store used unit growth benefited from stronger traffic and continued strong execution by our store teams. Also, we did not see a repeat of the unusually volatile sales pattern that we experienced in the first quarter of fiscal 2006. We believe that used vehicle sales in the prior year’s first quarter were adversely affected by a softening used car market environment, influenced in part by an atypical rise in wholesale auction prices and higher gas prices.

As anticipated, the curtailment of subprime sales in all CarMax stores located in certain states beginning in the second half of fiscal 2006 adversely affected first quarter used unit comparable store sales by three percentage points. This adverse affect was largely offset by incremental sales financed by two new third-party nonprime finance providers added in the second half of fiscal 2006.

New Vehicle Sales. The 12% decline in new vehicle dollar sales in the first quarter of fiscal 2007 was due to a decrease in unit sales. New vehicle unit sales reflected the combination of softer new car industry sales trends, particularly for the domestic manufacturers that we represent, and our strategic decision to increase targeted gross margin dollars per unit on new vehicles.

Wholesale Vehicle Sales. The 31% increase in wholesale vehicle dollar sales in the first quarter of fiscal 2007 reflected a 21% increase in wholesale unit sales and an 8% increase in average wholesale selling price. Our wholesale unit sales growth benefited from the expansion of our store base and a strong increase in appraisal traffic. Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions. Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell. Wholesale prices moderated over the course of this year’s first quarter, reflecting a more normal seasonal pattern compared with the unusually sharp rise in wholesale prices experienced in the first quarter of fiscal 2006. However, average wholesale prices remained above last year’s first quarter level.

Other Sales and Revenues. Other sales and revenues include commissions on the sale of extended service plans, service department sales, and third-party finance fees. Other sales and revenues increased 14% in the first quarter of fiscal 2007, primarily as the result of increases in sales of extended service plans, and an increase in third-party finance fees. Extended service plan sales benefited from the growth in used unit sales, and third-party finance fees benefited from the decline in subprime-financed sales. We record the discount at which the subprime lender purchases these sales as an offset to third-party finance fee revenues.

Impact of Inflation. Inflation has not been a significant contributor to results. Profitability is based on achieving targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.

Seasonality. Most of our superstores experience their strongest traffic and sales in the spring and summer fiscal quarters. Sales are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period. In the fall quarter, the new model year introductions and discounts on model year closeouts generally can cause rapid depreciation in used car pricing, particularly for late-model used cars. Seasonal patterns for car buying and selling may vary in different parts of the country and, as CarMax expands geographically, these differences could have an effect on the overall seasonal pattern of the company’s results.

Supplemental Sales Information.

UNIT SALES

	Three Months Ended May 31
	2006	2005
Used vehicles	84,266	74,143
New vehicles	4,947	5,604
Wholesale vehicles	53,786	44,630

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2006	2005
Used vehicles	$17,167	$16,117
New vehicles	$23,783	$23,763
Wholesale vehicles	$4,483	$4,160

RETAIL VEHICLE SALES MIX

	Three Months Ended May 31
	2006	2005
Vehicle units:
Used vehicles	94%	93%
New vehicles	6%	7%
Total	100%	100%

Vehicle dollars:
Used vehicles	92%	90%
New vehicles	8%	10%
Total	100%	100%

Retail Stores. CarMax opened four superstores during the first quarter of fiscal 2007. We entered the Hartford, Conn., market with a standard superstore; the Columbus, Ohio, market with a standard and a satellite superstore; and the Oklahoma City, Okla., market with a standard superstore. The opening in Hartford represented our first superstore in the Northeast. We plan to open an additional seven superstores during the second half of the year, five of which are scheduled to open in the fourth quarter.

Late in the first quarter of fiscal 2007, we opened our first CarMax Car Buying Center, which focuses on appraisals and vehicle purchases. This test site in the Atlanta market is part of a long-term effort to increase appraisal traffic and retail vehicle sourcing self-sufficiency.

RETAIL STORES

	Estimate Feb. 28, 2007	May 31, 2006	Feb. 28, 2006	May 31, 2005
Mega superstores(1)	13	13	13	13
Standard superstores(2)	40	37	34	31
Satellite superstores(3)	25	21	20	18
Total used car superstores	78	71	67	62
Co-located new car stores	4	4	4	4
Total	82	75	71	66

(1)	Generally 70,000 to 95,000 square feet on 20 to 35 acres.
(2)	Generally 40,000 to 60,000 square feet on 10 to 25 acres.
(3)	Generally 10,000 to 20,000 square feet on 4 to 10 acres.

We have a total of seven new car franchises, and we expect to maintain long-term relationships with the automotive manufacturers that we currently represent. Two franchises are integrated within used car superstores, and the remaining five franchises are operated from four facilities that are co-located with select used car superstores.

GROSS PROFIT

	Three Months Ended May 31
	2006		2005
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$1,924	11.1	$1,801	11.1
New vehicle gross profit	$1,215	5.1	$804	3.4
Wholesale vehicle gross profit	$723	15.7	$631	14.9
Other gross profit	$462	70.7	$396	61.9
Total gross profit	$2,783	13.2	$2,480	12.5

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Our ability to quickly adjust appraisal offers to stay in line with the broader market trade-in trends and our rapid inventory turns, which reduce our exposure to declining prices, contribute to our ability to manage our gross profit dollars per unit.

Our first quarter fiscal 2007 used vehicle gross profit per unit increased compared with the prior year’s first quarter, benefiting from our steady, strong sales performance and some moderation in used vehicle wholesale pricing. A steady, consistent sales pace generally benefits gross profit dollars per unit, as fewer vehicle selling price adjustments are necessary to maintain inventory turns in this environment. Lower wholesale prices favorably affect our used vehicle acquisition cost and often allow our retail used car sales and profits to expand. In the first quarter of fiscal 2006, the unusual sharp increase in wholesale pricing at the major public wholesale auctions adversely affected our used vehicle gross profits, particularly for vehicles sourced through these auctions.

New Vehicle Gross Profit. Our first quarter fiscal 2007 new vehicle gross profit per unit increased compared with the first quarter of last year, reflecting our strategic decision to increase targeted new vehicle gross profit dollars per unit. While this decision contributed to the decline in new vehicle unit sales, it resulted in an increase in the total gross profit contribution from new vehicles.

Wholesale Vehicle Gross Profit. Our first quarter fiscal 2007 wholesale vehicle gross profit per unit increased compared with the first quarter of fiscal 2006, primarily reflecting the knowledge we gained in the particularly difficult wholesale environments of the last two years and continued refinement of our in-store appraisal strategy. Our wholesale vehicle gross profit per unit was lower than the immediately preceding quarter, however, as a result of the normal seasonal moderation in wholesale pricing.

Other Gross Profit. Our first quarter fiscal 2007 other gross profit per unit increased compared with the first quarter of fiscal 2006. The improvement was primarily the result of the growth in extended service plan revenues and third-party finance fees, both of which have no associated cost of sales, and an improvement in our service margin. The service department, which is the only category within other sales and revenues that has an associated cost of sales, reported higher profits reflecting the greater overhead expense absorption provided by the higher vehicle sales and reconditioning volumes.

CarMax Auto Finance Income.

CAF provides prime automobile financing for our used and new car sales. Because the purchase of an automobile is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that such financing be available to creditworthy customers. While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk. Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality automobile loan receivables, both for CAF and for third-party lenders. CAF provides us the opportunity to capture additional profits and cash flows from automobile loan receivables while managing our reliance on third-party finance sources.

	Three Months Ended May 31
(In millions)	2006	%	2005	%

Total gain income (1)	$24.8	4.4	$20.5	4.3

Other CAF income: (2)
Servicing fee income	7.5	1.0	6.6	1.0
Interest income	6.0	0.9	5.0	0.8
Total other CAF income	13.5	1.9	11.7	1.8

Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	2.8	0.4	2.4	0.4
Other direct CAF expenses	3.2	0.5	2.7	0.4
Total direct CAF expenses	6.0	0.8	5.1	0.8

CarMax Auto Finance income (3)	$32.4	1.7	$27.1	1.7

Total loans sold	$559.1		$474.6
Average managed receivables	$2,860.7		$2,537.1
Ending managed receivables	$2,925.9		$2,580.9

Total net sales and operating revenues	$1,885.1		$1,578.4

Percent columns indicate:
(1)	Percent of loans sold.
(2)	Percent of average managed receivables.
(3)	Percent of total net sales and operating revenues.

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

CAF originates automobile loans to qualified customers at competitive market rates of interest. The majority of the profit contribution from CAF is generated by the spread between the interest rates charged to customers and the related cost of funds. Substantially all of the loans originated by CAF are sold in securitization transactions. A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. In a normalized environment, we expect the gains on loans originated and sold as a percent of loans originated and sold (the “gain spread”) to be in the range of 3.5% to 4.5%.

The reported gains on sales of loans in the first quarter of fiscal 2007 and fiscal 2006 also included the effects of valuation adjustments. In addition, the reported gains on sales of loans in the first quarter of fiscal 2006 included the repurchase and resale of receivables in existing public securitizations. The following table provides information on the aggregate effect of these items on gain income, loans sold, and gain spread.

GAIN INCOME AND LOANS SOLD

	Three Months Ended May 31
(In millions)	2006	2005
Gain on sales of loans originated and sold	$18.9	$14.1
Other gain income	6.0	6.4
Total gain income	$24.8	$20.5

Loans originated and sold	$559.1	$423.1
Receivables repurchased from public securitizations and resold	-	51.5
Total loans sold	$559.1	$474.6

Gain percentage on loans originated and sold	3.4%	3.3%
Total gain income as a percentage of total loans sold	4.4%	4.3%

In the first quarter of fiscal 2007, CAF income increased 20% to $32.4 million from $27.1 million in the prior year’s first quarter. The total gain income benefited from the growth in retail vehicle sales, an increase in CAF’s loan penetration rate, and an increase in the average amount financed, as well as a modest increase in the gain spread to 3.4% from 3.3% in last year’s quarter. Total gain income for the first quarter of fiscal 2007 included $0.03 per share of favorable valuation adjustments. Total gain income for the first quarter of fiscal 2006 included $0.02 per share of favorable valuation adjustments, $0.01 per share of favorable effect from a new public securitization completed during the quarter, and $0.01 per share of favorable effect from the repurchase and resale of receivables in existing public securitizations. The increases in other CAF income and direct CAF expenses in the first quarter of fiscal 2007 were proportionate to the growth in managed receivables.

The favorable valuation adjustments of $0.03 per share in this year’s first quarter and $0.02 per share in last year’s first quarter resulted primarily from lowering the loss rate assumptions on pools of previously securitized receivables. We believe these pools of receivables experienced lower-than-expected loss rates as a result of a combination of factors, including better-than-expected performance of our credit scorecard, favorable economic conditions, and an improved recovery rate.

The company’s securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance. In the first quarter of fiscal 2006, the company exercised this option on the 2001-2 securitization, and all remaining eligible receivables were subsequently resold into the warehouse facility. These remaining receivables carried interest rates that were higher than the then-current funding cost in the warehouse facility, resulting in an earnings benefit of $0.01 per share.

In future periods, the effects of refinancing, repurchase, and resale activity could be favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION

	As of May 31		As of February 28
(In millions)	2006	2005	2006	2005
Loans securitized	$2,859.7	$2,499.0	$2,710.4	$2,427.2
Loans held for sale or investment	66.2	81.9	62.0	67.7
Ending managed receivables	$2,925.9	$2,580.9	$2,772.5	$2,494.9
Accounts 31+ days past due	$41.8	$34.5	$37.4	$31.1
Past due accounts as a percentage of ending managed receivables	1.43%	1.34%	1.35%	1.24%

CREDIT LOSS INFORMATION

	Three Months Ended May 31
(In millions)	2006	2005
Net credit losses on managed receivables	$2.7	$3.1
Average managed receivables	$2,860.7	$2,537.1
Annualized net credit losses as a percentage of average managed receivables	0.38%	0.49%
Recovery rate	53.5%	50.5%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables. If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, our earnings could be impacted. We believe the decrease in net credit losses as a percentage of average managed receivables in the first quarter of fiscal 2007 was due to a combination of factors, including better-than-expected performance of our credit scorecard, favorable economic conditions, and an improved recovery rate as previously discussed. This improved net credit loss performance was reflected in the favorable adjustment to our loss rate assumptions recorded in the first quarter of fiscal 2007. The recovery rate represents the average percentage of the outstanding principal balance CarMax receives when a vehicle is repossessed or surrendered by the customer and sold at wholesale auction. We believe the improvements in the recovery rate reflect the effects of the strengthening wholesale market pricing environment through fiscal 2005 and fiscal 2006.

Selling, General, and Administrative Expenses.

The SG&A ratio declined 50 basis points to 9.9% in the first quarter of fiscal 2007 compared with 10.4% in the first quarter of the prior year. The decline in the SG&A ratio resulted from the fixed overhead leverage generated by our strong comparable store sales performance. We were able to achieve this significant leverage despite absorbing higher share-based compensation costs and additional costs related to moving our data center. In connection with the adoption of SFAS 123(R), we recognized $6.4 million of share-based compensation costs in SG&A in the first quarter of fiscal 2007, compared with $4.6 million in the first quarter of fiscal 2006. The current quarter’s ratio benefited modestly from shifts in the timing of approximately $2 million of planned SG&A spending, which we expect to incur later in fiscal 2007.

Income Taxes.

The effective income tax rate was 38.3% in the first quarter of fiscal 2007, and 38.4% in the first quarter of fiscal 2006.

Operations Outlook.

Fiscal 2007 Comparable Store Sales and Earnings Per Share Expectations. For fiscal 2007, we continue to expect comparable store used vehicle unit growth in the range of 2% to 8% and net earnings per share in the range of $1.25 to $1.47. This range includes an estimated $0.18 to $0.20 per share of share-based compensation expense resulting from the adoption of SFAS 123(R). As required by SFAS 123(R), this estimate includes expensing all outstanding unvested options held by our former chief executive officer, who retired in the second quarter of fiscal 2007, as well as accelerated recognition of share-based compensation expense of new options for associates who will reach retirement eligibility earlier than the end of the stated vesting period. The estimated effect of SFAS 123(R) includes the effect of the option grant made to the new chief executive officer upon his promotion.

Although earnings for the first quarter of fiscal 2007 were significantly stronger than we expected, we believe it is premature to change our fiscal year earnings expectations this early in the year. If sales trends were to continue as we have seen them in the first quarter of the fiscal year, we would expect earnings to be at the upper end of the range. However, based on the volatility we have seen in recent years, we will not adjust our estimate at this time. In addition, when we originally set forth our expectations for fiscal 2007, we were anticipating some improvement in CAF’s gain spread in the second half of the fiscal year associated with a moderation in the pace of interest rate increases. We currently believe that interest rates may continue to climb, which could preclude any near-term improvement in the gain spread, as CAF’s cost of funds increase more rapidly than consumer loan rates.

Planned Superstore Openings. We plan to open three standard superstores and four satellite superstores during the balance of the fiscal year, bringing total fiscal 2007 store openings to eleven. Of the remaining seven stores planned for fiscal 2007, we expect to open two stores late in the third quarter and five stores in the fourth quarter. Given their timing, we expect little, if any, contribution to fiscal 2007 sales and profits from the stores scheduled to open in the third and fourth quarter. In addition, normal construction, permitting, or other scheduling delays could shift the opening dates of any of these stores into fiscal 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. Net cash from operations decreased to $48.1 million in the first quarter of fiscal 2007 from $63.5 million in the first quarter of fiscal 2006, primarily reflecting an increase in working capital, partially offset by higher fiscal 2007 net earnings. Inventory increased by $69.0 million in the first quarter of fiscal 2007, compared with a $6.7 million increase in last year’s first quarter. The increase reflected inventory purchases to support sales and new store openings, as well as a higher average inventory cost in the first quarter of fiscal 2007. Accounts payable, accrued expenses and other current liabilities, and accrued income taxes increased by $75.0 million in the first quarter of fiscal 2007, compared with a $31.5 million increase in last year’s first quarter. The $43.5 million increase in the year-over-year growth in these current liabilities included $23.5 million related to purchases of inventory and $11.2 million related to accrued income taxes.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to the company’s consolidated financial statements, totaled $2.86 billion at May 31, 2006, and $2.50 billion at May 31, 2005. During the first quarter of fiscal 2007, the company completed a public securitization of automobile loan receivables. The total value of the automobile loan receivables securitized through this public offering was $615 million. At May 31, 2006, the warehouse facility limit was $825 million and unused warehouse capacity totaled $406 million. The warehouse facility matures in July 2006. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile finance operation.

Investing Activities. Net cash used in investing activities was $25.1 million in the first quarter of fiscal 2007, compared with $38.4 million in the prior year's quarter. Capital expenditures were $25.1 million in the first quarter of fiscal 2007, compared with $55.1 million in the first quarter of fiscal 2006. Capital expenditures primarily include store construction costs and the cost of land acquired for future year store openings. These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions. The decrease in capital expenditures in fiscal 2007 also reflects the completion of our new home office in October 2005.

Capital expenditures are funded through internally generated funds, short- and long-term debt, and sale-leaseback transactions. In the first quarter of fiscal 2006, we entered into a sale-leaseback transaction involving one superstore valued at $16.7 million. At May 31, 2006, we owned 14 superstores currently in operation, as well as the company’s home office in Richmond, Virginia. In addition, six store facilities are accounted for as capital leases.

Financing Activities. Net cash used in financing activities was $18.7 million in the first quarter of fiscal 2007, compared with $20.7 million in the first quarter of last fiscal year. In the first quarter of fiscal 2007, we used cash generated from operations to reduce debt by $28.6 million compared with a $23.9 million reduction in the first quarter of fiscal 2006.

As of May 31, 2006, $130.9 million was outstanding under our $450 million revolving credit facility, with the remainder fully available to the company. The outstanding balance included $1.1 million of swing line loans classified as short-term debt, $29.8 million classified as current portion of long-term debt, and $100.0 million classified as long-term debt. The determination of the amount classified as long-term debt was based on management's intent as to that portion expected to remain outstanding for more than one year from the balance sheet date.

We expect that cash generated by operations; proceeds from securitization transactions; and, if needed, additional debt and sale-leaseback transactions will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in this report about the company’s future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following: changes in the general U.S. or regional U.S. economy; intense competition within the company’s industry; significant changes in retail prices for used and new vehicles; a reduction in the availability or the company’s access to sources of inventory; the significant loss of key employees from the company’s store, regional, or corporate management teams; the efficient operation of the company’s information systems; changes in the availability or cost of capital and working capital financing; the company’s ability to acquire suitable real estate; the occurrence of adverse weather events; seasonal fluctuations in the company’s business; the geographic concentration of the company’s superstores; the regulatory environment in which the company operates; the effect of various litigation matters; the effect of new accounting requirements or changes to generally accepted accounting principles; and the occurrence of certain other material events. For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 29 of this report, the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and its quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At May 31, 2006, and February 28, 2006, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES

(In millions)	May 31	February 28

Principal amount of:
Fixed-rate securitizations	$2,440.7	$2,126.4
Floating-rate securitizations synthetically altered to fixed	418.8	584.0
Floating-rate securitizations	0.2	-
Held for investment (1)	54.4	57.9
Held for sale (2)	11.8	4.1
Total	$2,925.9	$2,772.5

(1)	The majority is held by a bankruptcy-remote special purpose entity.
(2)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our first quarter fiscal 2007 net earnings per share by less than $0.01.

ITEM 4.

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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

CarMax is subject to various legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of CarMax.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2006 should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the company’s shareholders was held June 20, 2006.

(b)
At the annual meeting, the shareholders reelected Jeffrey E. Garten, Beth A. Stewart, and William R. Tiefel, and elected first-time nominee Vivian M. Stephenson to the company’s board of directors, each for a three-year term expiring at the 2009 Annual Meeting of Shareholders pursuant to the following vote:

Directors	Votes For	Votes Withheld

Jeffrey E. Garten	95,948,262	175,757

Vivian M. Stephenson	95,946,136	177,883

Beth A. Stewart	95,954,280	169,739

William R. Tiefel	95,112,561	1,011,458

The following directors had terms of office that did not expire at the 2006 annual meeting:

Keith D. Browning
James F. Clingman, Jr.
W. Robert Grafton
William S. Kellogg
Austin Ligon
Hugh G. Robinson
Richard L. Sharp
Thomas G. Stemberg

Austin Ligon retired as President, Chief Executive Officer and a member of the board of directors, effective June 20, 2006. The board of directors elected Thomas J. Folliard, President and Chief Executive Officer, to the board of directors, effective June 21, 2006. Mr. Folliard will be a nominee for election to the board of directors at the 2007 annual meeting of shareholders.

(c)	At the annual meeting, the shareholders also voted upon the following:

(i)
The shareholders ratified the selection of KPMG LLP as the company’s independent auditors for fiscal year 2007 by a vote of 95,580,258 shares for, 392,370 shares against, and 151,391 shares abstaining.

(ii)
The shareholders approved two amendments to the CarMax, Inc. Amended and Restated 2002 Employee Stock Purchase Plan by a vote of 76,888,646 shares for, 2,514,068 shares against, and 312,270 shares abstaining. There were 16,409,035 broker non-votes on this matter.

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

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and
Chief Financial Officer

July 7, 2006

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