Form 10-Q
period 2006-10-06
CARMAX INC
filed 2006-10-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, par value $0.50	106,827,690

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31				Six Months Ended August 31
	2006	%(1)	2005	%(1)	2006	%(1)	2005	%(1)
			Restated(2)				Restated(2)
Sales and operating revenues:
Used vehicle sales	$1,526,738	79.1	$1,236,514	75.7	$2,987,858	78.3	$2,440,319	76.0
New vehicle sales	121,231	6.3	151,922	9.3	239,639	6.3	286,015	8.9
Wholesale vehicle sales	222,299	11.5	190,783	11.7	469,595	12.3	380,275	11.8
Other sales and revenues	59,274	3.1	54,634	3.3	117,589	3.1	105,604	3.3
Net sales and operating revenues	1,929,542	100.0	1,633,853	100.0	3,814,681	100.0	3,212,213	100.0
Cost of sales	1,676,177	86.9	1,425,269	87.2	3,313,061	86.9	2,805,870	87.4
Gross profit	253,365	13.1	208,584	12.8	501,620	13.1	406,343	12.6
CarMax Auto Finance income	36,512	1.9	23,824	1.5	68,906	1.8	50,895	1.6
Selling, general, and administrative expenses	200,049	10.4	171,401	10.5	387,015	10.1	335,166	10.4
Interest expense	2,335	0.1	375	-	4,282	0.1	1,569	-
Interest income	300	-	191	-	567	-	326	-
Earnings before income taxes	87,793	4.5	60,823	3.7	179,796	4.7	120,829	3.8
Provision for income taxes	33,529	1.7	23,187	1.4	68,756	1.8	46,213	1.4
Net earnings	$54,264	2.8	$37,636	2.3	$111,040	2.9	$74,616	2.3

Weighted average common shares:
Basic	105,916		104,528		105,590		104,457
Diluted	107,651		106,296		107,353		106,262

Net earnings per share:
Basic	$0.51		$0.36		$1.05		$0.71
Diluted	$0.50		$0.35		$1.03		$0.70

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

(2)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	August 31, 2006	February 28, 2006
		Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,781	$21,759
Accounts receivable, net	66,690	76,621
Automobile loan receivables held for sale	4,019	4,139
Retained interest in securitized receivables	189,820	158,308
Inventory	734,364	669,700
Prepaid expenses and other current assets	12,071	11,211
Total current assets	1,030,745	941,738

Property and equipment, net	533,335	499,298
Deferred income taxes	28,782	24,576
Other assets	43,856	44,000
TOTAL ASSETS	$1,636,718	$1,509,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,168	$188,614
Accrued expenses and other current liabilities	94,495	85,316
Accrued income taxes	37,701	5,598
Deferred income taxes	8,831	23,562
Short-term debt	1,915	463
Current portion of long-term debt	103,402	59,762
Total current liabilities	436,512	363,315

Long-term debt, excluding current portion	34,276	134,787
Deferred revenue and other liabilities	34,229	31,407
TOTAL LIABILITIES	505,017	529,509

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 106,608,148 and 104,954,983 shares issued and outstanding at August 31, 2006, and February 28, 2006, respectively	53,304	52,477
Capital in excess of par value	593,807	554,076
Retained earnings	484,590	373,550
TOTAL SHAREHOLDERS’ EQUITY	1,131,701	980,103
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,636,718	$1,509,612

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended August 31
	2006	2005
		Restated(1)
Operating Activities:
Net earnings	$111,040	$74,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,727	12,194
Share-based compensation expense	19,636	10,271
Loss (gain) on disposition of assets	86	(829)
Deferred income tax benefit	(18,937)	(6,801)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	9,931	14,130
Decrease in automobile loan receivables held for sale, net	120	19,792
Increase in retained interest in securitized receivables	(31,512)	(9,821)
Increase in inventory	(64,664)	(8,681)
(Increase) decrease in prepaid expenses and other current assets	(860)	4,590
Decrease (increase) in other assets	144	(737)
Increase in accounts payable, accrued expenses and other current liabilities, and accrued income taxes	42,218	7,609
Increase in deferred revenue and other liabilities	2,822	254
Net cash provided by operating activities	86,751	116,587

Investing Activities:
Capital expenditures	(54,317)	(115,240)
Proceeds from sales of assets	3,467	78,173
Net cash used in investing activities	(50,850)	(37,067)

Financing Activities:
Increase (decrease) in short-term debt, net	1,452	(65,197)
Issuance of long-term debt	–	105,229
Payments on long-term debt	(56,871)	(100,411)
Equity issuances, net	13,928	3,694
Excess tax benefits from share-based payment arrangements	7,612	1,866
Net cash used in financing activities	(33,879)	(54,819)

Increase in cash and cash equivalents	2,022	24,701
Cash and cash equivalents at beginning of year	21,759	17,124
Cash and cash equivalents at end of period	$23,781	$41,825

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

CarMax, Inc. (“CarMax” and the "company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles under various franchise agreements. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service. Vehicles purchased through the company’s appraisal process that do not meet its retail standards are sold at on-site wholesale auctions.

2.	Accounting Policies

Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation.

The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the second quarter and first six months of fiscal 2006 is consistent with the pro forma amounts previously disclosed in the company’s quarterly reports.

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

Cash and Cash Equivalents. Cash equivalents of $8.0 million at August 31, 2006, and $6.0 million at February 28, 2006, consisted of highly liquid investments with original maturities of three months or less.

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

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Total gain income	$28.9	$17.2	$53.7	$37.7

Other CAF income:
Servicing fee income	7.9	6.9	15.3	13.5
Interest income	6.3	5.1	12.4	10.1
Total other CAF income	14.2	12.0	27.7	23.6

Direct CAF expenses:
CAF payroll and fringe benefit expense	2.9	2.5	5.7	4.9
Other direct CAF expenses	3.7	2.9	6.8	5.5
Total direct CAF expenses	6.6	5.4	12.5	10.4
CarMax Auto Finance income	$36.5	$23.8	$68.9	$50.9

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

All transfers of receivables are accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When the receivables are securitized, the company recognizes a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Net loans originated	$582.0	$481.5	$1,148.8	$918.0
Total loans sold	$630.9	$514.7	$1,189.9	$989.4
Total gain income(1)	$28.9	$17.2	$53.7	$37.7
Total gain income as a percentage of total loans sold (1)	4.6%	3.3%	4.5%	3.8%

(1)	Includes the effects of valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations.

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

The fair value of the retained interest was $189.8 million as of August 31, 2006, and $158.3 million as of February 28, 2006. The retained interest had a weighted average life of 1.5 years as of August 31, 2006, and February 28, 2006. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance.

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

Reserve accounts. The company is required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company’s securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount on deposit in reserve accounts was $28.2 million as of August 31, 2006, and $29.0 million as of February 28, 2006.

Required excess receivables. The total value of the securitized receivables must exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company. The unpaid principal balance related to the required excess receivables was $66.4 million as of August 31, 2006, and $52.2 million as of February 28, 2006.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at August 31, 2006, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.40%-1.52%	$6.1	$11.9
Cumulative default rate	1.25%-2.15%	$5.0	$9.9
Annual discount rate	12.0%	$2.7	$5.3

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

Continuing Involvement with Securitized Receivables. The company continues to manage the automobile loan receivables that it securitizes. The company receives servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the company for servicing the securitized receivables. No servicing asset or liability has been recorded. The company is at risk for the retained interest in the securitized receivables and, if the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.

PAST DUE ACCOUNT INFORMATION

	As of August 31		As of February 28
(In millions)	2006	2005	2006	2005
Accounts 31+ days past due	$54.2	$40.9	$37.4	$31.1
Ending managed receivables	$3,068.7	$2,672.5	$2,772.5	$2,494.9
Past due accounts as a percentage of ending managed receivables	1.77%	1.53%	1.35%	1.24%

  CREDIT LOSS INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Net credit losses on managed receivables	$4.2	$5.0	$7.0	$8.1
Average managed receivables	$3,010.5	$2,636.6	$2,935.6	$2,586.9
Annualized net credit losses as a percentage of average managed receivables	0.56%	0.76%	0.48%	0.62%
Recovery rate	49.5%	48.8%	51.5%	49.7%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Proceeds from new securitizations	$491.0	$384.0	$941.0	$791.5
Proceeds from collections reinvested in revolving period securitizations	$264.6	$217.0	$512.5	$388.2
Servicing fees received	$7.7	$6.8	$15.0	$13.3
Other cash flows received from the retained interest:
Interest-only strip receivables	$24.8	$18.1	$43.8	$42.1
Reserve account releases	$8.2	$0.2	$8.5	$9.1

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period. Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $41.0 million in the second quarter and first half of fiscal 2007, and $51.5 million in the first quarter and first half of fiscal 2006. Proceeds received when the company refinances receivables in public securitizations are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers. Certain of the securitization agreements include various financial covenants and performance triggers. These agreements require the company to meet financial covenants related to maintaining minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum current ratio, and minimum fixed charge coverage ratio. Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, default rates, and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility. At August 31, 2006, the company was in compliance with the financial covenants, and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the second quarter of fiscal 2007, the company entered into one 17-month and eight 40-month amortizing interest rate swaps with initial notional amounts totaling $521.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $909.2 million at August 31, 2006, and $584.0 million at February 28, 2006. At August 31, 2006, the fair value of swaps totaled a net liability of $2.6 million and was included in accounts payable.  At February 28, 2006, the fair value of swaps totaled a net asset of $1.6 million and was included in prepaid expenses and other current assets.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$3,012	$2,126	$70	$94	$3,082	$2,220
Interest cost	1,024	699	97	65	1,121	764
Expected return on plan assets	(737)	(493)	–	–	(737)	(493)
Amortization of prior service cost	9	9	6	6	15	15
Recognized actuarial loss	440	240	62	34	502	274
Net pension expense	$3,748	$2,581	$235	$199	$3,983	$2,780

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$6,024	$4,252	$206	$188	$6,230	$4,440
Interest cost	2,048	1,398	196	130	2,244	1,528
Expected return on plan assets	(1,474)	(986)	–	–	(1,474)	(986)
Amortization of prior service cost	18	18	12	12	30	30
Recognized actuarial loss	878	480	124	68	1,002	548
Net pension expense	$7,494	$5,162	$538	$398	$8,032	$5,560

The company contributed $3.2 million to the pension plan in the first half of fiscal 2007. The company expects to contribute a total of approximately $11 million to the pension plan in fiscal 2007.

7.	Share-Based Compensation

Effective March 1, 2006, the company adopted the provisions of SFAS 123(R), which establishes accounting for share-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Prior to March 1, 2006, the company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for share-based awards, and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation.” The company elected to apply the modified retrospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing share-based compensation on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

In accordance with SFAS 123(R), the company is required to base initial compensation cost on the estimated number of awards expected to vest. Historically, and as permitted under SFAS 123, the company chose to reduce pro forma compensation expense in the periods the awards were forfeited. The cumulative effect on prior periods of the change to an estimated number of awards expected to vest was a $0.6 million reduction of selling, general, and administrative expenses recorded in the first quarter of fiscal 2007.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2006	2005	2006	2005
		Restated		Restated
Cost of sales	$382	$–	$722	$–
CarMax Auto Finance income	256	–	472	–
Selling, general, and administrative expenses	12,506	6,151	18,884	10,701
Share-based compensation expense, before income taxes	$13,144	$6,151	$20,078	$10,701

For periods prior to fiscal 2007, all share-based compensation expense has been presented in selling, general, and administrative expenses, as amounts that would have been presented in cost of sales and CarMax Auto Finance income were immaterial. Consistent with the provisions of SFAS 123, the company’s employee stock purchase plan is considered compensatory under SFAS 123(R), and the associated costs of $0.4 million in the first half of fiscal 2007 and fiscal 2006 are included in share-based compensation expense. There were no capitalized share-based compensation costs at August 31, 2006 and 2005.

IMPACT OF SFAS 123(R) ON FISCAL 2006 FINANCIAL STATEMENTS

	Three Months Ended August 31, 2005				Six Months Ended August 31, 2005
(In thousands, except per share data)	As Restated		Previously Reported		As Restated	Previously Reported
Selling, general, and administrative expenses(1)		$171,401		$165,274	$335,166	$324,509
Earnings before income taxes		$60,823		$66,950	$120,829	$131,486
Net earnings		$37,636		$41,422	$74,616	$81,240
Basic earnings per share		$0.36		$0.40	$0.71	$0.78
Diluted earnings per share		$0.35		$0.39	$0.70	$0.76
Net cash provided by operating activities	$	N/A	$	N/A	$116,587	$118,883
Net cash used in financing activities	$	N/A	$	N/A	$54,819	$57,115

(1) Amount previously reported included expenses relating to the amortization of restricted stock of $24 in the second quarter of fiscal 2006 and $44 for the first six months of fiscal 2006.

	As of February 28, 2006
(In thousands)	As Restated	Previously Reported
Deferred income taxes	$24,576	$4,211
Total assets	$1,509,612	$1,489,247
Capital in excess of par value	$554,076	$499,546
Retained earnings	$373,550	$407,715
Total shareholders’ equity	$980,103	$959,738
Total liabilities and shareholders’ equity	$1,509,612	$1,489,247

The company maintains long-term incentive plans for management, key employees, and the non-employee members of the board of directors. The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants, or a combination of awards.

In fiscal 2006 and prior years, the company primarily awarded stock options to employees that received share-based compensation. Beginning in fiscal 2007, the substantial majority of employees receiving awards now receive restricted stock instead of stock options. Senior management continues to receive awards of nonqualified stock options. Non-employee directors continue to receive awards of nonqualified stock options and stock grants.

Restricted stock awards are stock awards that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date. The fair value of a restricted stock award is determined and fixed based on the company’s stock price on the grant date. Stock options are awards that allow the recipient to purchase shares of the company’s stock at a fixed price. Stock options are granted at an exercise price equal to the fair market value of the company's stock price on the grant date. Substantially all of the awards vest annually in equal amounts over periods of three years to four years. These options generally expire no later than ten years after the date of the grant. The company recognizes compensation expense for restricted stock and stock options on a straight-line basis over the requisite service period.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2006	8,769	$20.55
Options granted	948	$34.23
Options exercised	(1,213)	$12.81
Options expired or terminated	(113)	$26.42
Outstanding at August 31, 2006	8,391	$23.14	6.1	$107,715
Exercisable at August 31, 2006	4,553	$19.26	4.8	$76,134

   OUTSTANDING STOCK OPTIONS

As of August 31, 2006	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.63 to $3.31	329	0.6	$1.88	329	$1.88
$4.89 to $6.06	687	1.5	$4.89	687	$4.89
$13.25 to $18.60	1,499	6.5	$14.32	1,095	$14.33
$20.00 to $26.83	2,999	6.9	$26.43	1,363	$26.53
$28.26 to $31.43	1,919	7.1	$29.44	1,062	$29.33
$32.40 to $43.44	958	6.6	$34.36	17	$41.95
Total	8,391	6.1	$23.14	4,553	$19.26

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model. For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair value option pricing that are not available for consideration under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder. For these reasons, the company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model. For grants to outside directors, the company will continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

For the six months ended August 31, 2006, the company granted 914,100 nonqualified options to its employees, and 34,020 nonqualified options to its nonemployee directors. Options granted to employees were valued using the binomial model, and options granted to nonemployee directors were valued using the Black-Scholes model.  There were 2,428,616 shares granted during the six months ended August 31, 2005. The fair values for these grants were determined using the Black-Scholes model. The weighted average fair values at the date of grant for options granted during the six month periods ended August 31, 2006, and August 31, 2005, were $14.15 and $12.18 per share, respectively. The unrecognized compensation costs related to non-vested options totaled $41.5 million at August 31, 2006.  These costs are expected to be recognized over a weighted average period of 1.6 years.

WEIGHTED AVERAGE ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Six Months Ended August 31, 2006	Six Months Ended August 31, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	29.8%-63.4%	51.3%
Weighted average expected volatility	47.4%	51.3%
Risk-free interest rate(2)	4.8%-5.1%	3.7%
Expected term (in years)(3)	4.5-4.6	4.5

(1)	Measured using historical daily price changes of the company’s stock over the respective term of the option.
(2)	The risk-free interest rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term is the number of years that the company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2006	–	$–
Restricted stock granted	492	$34.39
Restricted stock vested or cancelled	(10)	$34.39
Outstanding at August 31, 2006	482	$34.39

The unrecognized compensation costs related to non-vested restricted stock awards totaled $12.8 million at August 31, 2006. These costs are expected to be recognized over a weighted average period of 2.6 years.

The total cash received from employees as a result of employee stock option exercises was $23.5 million in the first six months of fiscal 2007, and $6.0 million in the first six months of fiscal 2006. The company settles employee stock option exercises with authorized, but unissued shares of CarMax common stock. The total intrinsic value of options exercised was $25.8 million for the first half of fiscal 2007, and $6.6 million for the first half of fiscal 2006. The related tax benefits realized by the company were $9.8 million for the six-month period ended August 31, 2006, and $2.5 million for the six-month period ended August 31, 2005.

8.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended August 31		Six Months Ended August 31
(In thousands except per share data)	2006	2005	2006	2005
		Restated		Restated
Net earnings available to common shareholders	$54,264	$37,636	$111,040	$74,616

Weighted average common shares outstanding	105,916	104,528	105,590	104,457
Dilutive potential common shares:
Stock options	1,694	1,750	1,742	1,788
Restricted stock	41	18	21	17
Weighted average common shares and dilutive potential common shares	107,651	106,296	107,353	106,262

Basic net earnings per share	$0.51	$0.36	$1.05	$0.71
Diluted net earnings per share	$0.50	$0.35	$1.03	$0.70

Certain options were determined to be anti-dilutive and were excluded from the calculation of diluted earnings per share. As of August 31, 2006, options to purchase 1,043,843 shares of common stock with exercise prices ranging from $28.26 to $43.44 per share were outstanding and not included in the calculation. As of August 31, 2005, options to purchase 3,859,886 shares with exercise prices ranging from $21.49 to $43.44 per share were outstanding and not included in the calculation.

9.	Long-Term Debt

As of August 31, 2006, $104.3 million was outstanding under the company’s $450 million revolving credit facility, with the remainder fully available to the company. The outstanding balance included $1.9 million of swing line loans classified as short-term debt and $102.4 million classified as current portion of long-term debt. The outstanding balance has been classified as current at August 31, 2006, as management expects the outstanding balance to fluctuate and to be fully paid off at times during the next 12 months.

Obligations under capital leases as of August 31, 2006, consisted of $34.3 million classified as long-term debt, and $1.0 million classified as current portion of long-term debt.

10.	Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The requirements of Issue No. 06-3 apply to any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. Examples of taxes subject to Issue No. 06-3 include sales, use, value added, and some excise taxes. The EITF excluded taxes that are assessed on gross receipts or that are imposed during the process of obtaining inventory. Companies will be required to disclose their accounting policy regarding the presentation of taxes subject to Issue No. 06-3, and the amounts of such taxes that are included in income on a gross basis, if those amounts are significant. CarMax will be required to apply the requirements of Issue No. 06-3 as of March 1, 2007. The company does not believe that the adoption of Issue No. 06-3 will have a material impact on its financial position, results of operations, and cash flows.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes," which establishes a consistent framework to use to determine the appropriate level of tax reserves to maintain for "uncertain tax positions." This interpretation of SFAS No. 109, "Accounting for Income Taxes," uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than fifty percent likely to be realized. FIN 48 also establishes new disclosure requirements related to an entity's tax reserves. The company will be required to adopt FIN 48 as of March 1, 2007. The company is currently evaluating the impact of adopting FIN 48 on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. CarMax will be required to adopt SFAS No. 157 as of March 1, 2008. The company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued a SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  This statement requires the company to fully recognize the over-funded or under-funded status of its postretirement benefit plans as an asset or liability in its financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of the company's year-end financial statements.  The standard is effective for CarMax's current fiscal year ending February 28, 2007. The company is currently evaluating the impact of adopting SFAS No. 158 on its financial position, results of operations, and cash flows.

11.	Contingent Liabilities

On August 29, 2006, Heather Herron, et al. filed a putative class action lawsuit against 51 South Carolina automobile dealers, including CarMax Auto Superstores, Inc., in the Court of Common Pleas in Aiken County, South Carolina. The company operates two of its 71 superstores in the state of South Carolina. The plaintiffs allege that the defendants are violating South Carolina’s Regulation of Manufacturers, Distributors and Dealers Act by (a) presenting their respective processing fees in a manner that gives consumers the impression that charging the processing fees is required by law and (b) excluding their respective processing fees from the advertised prices of their vehicles. The plaintiffs seek compensatory damages equal to two times actual damages and punitive damages equal to three times actual damages. The complaint, however, does not specify a dollar amount of damages. The plaintiffs alternatively seek equitable relief in the form of a permanent injunction to prevent the defendants from deceptively charging future consumers such processing fees and the disgorgement of all such processing fees collected since August 29, 2002. The plaintiffs also seek to recover their attorneys’ fees.

At this time, the suit is in its initial stages, and the company is evaluating the allegations to determine its response and intends to defend itself vigorously. The company is unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome.

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

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.,” and the "company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding.

The company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the second quarter and the six-month period ending August 31, 2005, is consistent with the pro forma amounts previously disclosed in the company’s quarterly reports.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. As of August 31, 2006, we operated 71 used car superstores in 34 markets, including 26 mid-sized markets and 8 large markets. We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people. We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve month period ended August 31, 2006, we sold 311,241 used cars, representing 94% of the total 330,296 vehicles the company sold at retail.

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

We also generate revenues, income, and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold at our on-site wholesale auctions. Wholesale auctions are conducted at the majority of our superstores and are held on a weekly, bi-weekly, or monthly basis. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers, and licensed wholesalers.

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

We are still at a relatively early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Used unit sales growth is our primary focus. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In fiscal 2007, we plan to open 10 superstores, representing an approximate 15% increase in our store base. The fiscal 2007 store openings are primarily comprised of standard superstores in new mid-sized markets and satellite fill-in superstores in established markets. After fiscal 2007, we expect to resume store growth in new large markets. For the foreseeable future, we expect used unit comparable store sales increases to average in the range of 4% to 8% per year, reflecting the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels, which generally occurs in a store’s fifth year of operation, and underlying industry sales growth.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.

Fiscal 2007 Second Quarter Highlights

▪	Net sales and operating revenues increased 18% to $1.93 billion from $1.63 billion in the second quarter of fiscal 2006, while net earnings increased 44% to $54.3 million, or $0.50 per share, from $37.6 million, or $0.35 per share.
▪	Total used vehicle unit sales increased 15%, reflecting the combination of the growth in our store base and a 7% increase in comparable store used unit sales.
▪	No used car superstores were opened in the second quarter.
▪	Our total gross profit per unit increased to $2,755 from $2,546 in the prior year's second quarter. We realized improvements in gross profit per unit in all major categories, including used vehicles, new vehicles, wholesale vehicles, and other. Our used vehicle gross profit benefited from our steady, strong sales performance, which resulted in fewer pricing markdowns being made.
▪	CAF income increased 53% to $36.5 million from $23.8 million in the second quarter of fiscal 2006. The improvement reflected growth in retail vehicle sales and managed receivables, an increase in the average amount financed, an improvement in the gain spread on loans originated and sold, and a favorable valuation adjustment of $0.04 per share primarily related to lowering loss rate assumptions.
▪	Selling, general, and administrative expenses as a percent of net sales and operating revenues (the "SG&A ratio") decreased to 10.4% from 10.5% in the second quarter of fiscal 2006. The leverage of fixed expenses associated with the increase in net sales and operating revenues was largely offset by a nearly 30 basis point increase related to higher share-based compensation costs.
▪	As a result of adopting SFAS 123(R) in fiscal 2007, we recognized share-based compensation expense of $0.08 per share in the second quarter of fiscal 2007, compared with $0.04 per share in the second quarter of fiscal 2006. The fiscal 2007 expense includes costs of $0.03 per share resulting from the retirement of our former chief executive officer.
▪	Net cash provided by operations for the six months ended August 31, 2006, was $86.8 million compared with $116.6 million in the first six months of fiscal 2006. The decrease primarily reflects an increase in working capital partially offset by the higher fiscal 2007 net earnings.

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

RESULTS OF OPERATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2006	%	2005	%	2006	%	2005	%
Used vehicle sales	$1,526.7	79.1	$1,236.5	75.7	$2,987.9	78.3	$2,440.3	76.0
New vehicle sales	121.2	6.3	151.9	9.3	239.6	6.3	286.0	8.9
Wholesale vehicle sales	222.3	11.5	190.8	11.7	469.6	12.3	380.3	11.8
Other sales and revenues:
Extended service plan revenues	29.2	1.5	25.7	1.6	58.0	1.5	50.2	1.6
Service department sales	23.8	1.2	24.7	1.5	47.0	1.2	47.4	1.5
Third-party finance fees, net	6.2	0.3	4.2	0.3	12.6	0.3	8.0	0.2
Total other sales and revenues	59.3	3.1	54.6	3.3	117.6	3.1	105.6	3.3
Total net sales and operating revenues	$1,929.5	100.0	$1,633.9	100.0	$3,814.7	100.0	$3,212.2	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2006	2005	2006	2005
Vehicle units:
Used vehicles	15%	21%	14%	20%
New vehicles	(19)%	10%	(15)%	3%
Total	12%	20%	12%	19%

Vehicle dollars:
Used vehicles	23%	25%	22%	24%
New vehicles	(20)%	10%	(16)%	4%
Total	19%	23%	18%	21%

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales beginning in the store’s fourteenth full month of operation.

	Three Months Ended August 31		Six Months Ended August 31
	2006	2005	2006	2005
Vehicle units:
Used vehicles	7%	10%	6%	8%
New vehicles	(19)%	10%	(15)%	5%
Total	5%	10%	5%	8%

Vehicle dollars:
Used vehicles	15%	14%	14%	12%
New vehicles	(21)%	10%	(17)%	6%
Total	11%	14%	11%	11%

Used Vehicle Sales. The 23% increase in used vehicle dollar sales in the second quarter of fiscal 2007 resulted from a 15% increase in unit sales and a 7% increase in average retail selling price. The unit sales growth reflected the combination of sales from newer superstores not yet in the comparable store base and a 7% increase in comparable store used units. Our comparable store used unit growth benefited from stronger store and internet traffic and continued strong execution by our store teams. The increase in average retail selling price was primarily the result of a shift in vehicle mix, with an increase in SUV and luxury vehicle sales compared with the prior year when SUV sales were a smaller percentage of our sales mix than normal. We believe our sales performance was particularly strong given the difficult comparison with last year’s second quarter when we achieved a 10% increase in comparable store used units. Last year’s second quarter benefited from the domestic manufacturers' new car employee pricing programs, which drove traffic into the market and created greater pricing transparency compared with CarMax’s no-haggle pricing.

As anticipated, the curtailment of subprime sales in CarMax stores located in certain states beginning in the second half of fiscal 2006 had a slightly adverse effect on second quarter used unit sales compared with the prior year’s quarter. This adverse affect was largely offset by incremental sales financed by two new third-party nonprime finance providers added in the second half of fiscal 2006.

The 22% increase in used vehicle dollar sales in the first six months of fiscal 2007 resulted from a 14% increase in unit sales and a 7% increase in average retail selling price. The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 6% increase in comparable store used units. Our comparable store used unit growth benefited from stronger traffic and continued strong execution by our store teams. Similar to the second quarter, the increase in average retail selling prices for the six-month period reflected a return to a more normalized mix of SUV sales compared with the prior year when SUV sales were adversely affected by rising gasoline prices.

New Vehicle Sales. Compared with the corresponding prior year periods, new vehicle dollar sales declined by 20% in the second quarter of fiscal 2007 and 16% in the first six months of fiscal 2007. The declines were substantially the result of decreases in unit sales. New vehicle unit sales reflected the combination of softer new car industry sales trends, particularly for the domestic manufacturers that we represent, and our strategic decision to increase targeted gross margin dollars per unit on new vehicles.

Wholesale Vehicle Sales. The 17% increase in wholesale vehicle dollar sales in the second quarter of fiscal 2007 reflected an 11% increase in wholesale unit sales and a 5% increase in average wholesale selling price. Our wholesale unit sales growth benefited from the expansion of our store base and increases in both our retail sales and appraisal traffic. Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.We achieved increases in appraisal traffic despite the difficult comparison with last year’s second quarter when we experienced significant increases in appraisal traffic resulting, we believe, from the new car employee pricing programs. Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell.

The 23% increase in wholesale vehicle dollar sales in the first six months of fiscal 2007 reflected a 16% increase in wholesale unit sales and a 6% increase in average wholesale selling price. Similar to the second quarter, wholesale sales for the first six months of the year benefited from the expansion of our store base and increases in both our retail sales and appraisal traffic. In the first and second quarters of fiscal 2007, the year-over-year increase in our average wholesale selling price moderated as wholesale auction prices have reflected a more normal seasonal pattern of depreciation compared with the unusual patterns experienced in the third and fourth quarters of fiscal 2006.

Other Sales and Revenues. Other sales and revenues include commissions on the sale of extended service plans, service department sales, and third-party finance fees. Compared with the corresponding prior year periods, other sales and revenues increased 8% in the second quarter of fiscal 2007 and 11% in the first six months of fiscal 2007. The increases were primarily the result of increased sales of extended service plans and an increase in third-party finance fees. Extended service plan sales benefited from the growth in used unit sales, and third-party finance fees benefited from the decline in subprime-financed sales. We record the discount at which the subprime lender purchases these sales as an offset to third-party finance fee revenues.

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

Supplemental Sales Information.

UNIT SALES

	Three Months Ended August 31		Six Months Ended August 31
	2006	2005	2006	2005
Used vehicles	86,846	75,616	171,112	149,759
New vehicles	5,131	6,320	10,078	11,924
Wholesale vehicles	52,648	47,499	106,434	92,129

AVERAGE SELLING PRICES

	Three Months Ended August 31		Six Months Ended August 31
	2006	2005	2006	2005
Used vehicles	$17,399	$16,204	$17,285	$16,161
New vehicles	$23,476	$23,878	$23,626	$23,824
Wholesale vehicles	$4,120	$3,934	$4,303	$4,043

RETAIL VEHICLE SALES MIX

	Three Months Ended August 31		Six Months Ended August 31
	2006	2005	2006	2005
Vehicle units:
Used vehicles	94%	92%	94%	93%
New vehicles	6	8	6	7
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	93%	89%	93%	89%
New vehicles	7	11%	7	11
Total	100%	100%	100%	100%

Retail Stores. No superstores were opened in the second quarter of fiscal 2007. CarMax opened four superstores during the first six months of fiscal 2007. We entered the Hartford, Conn., market with a standard superstore; the Columbus, Ohio, market with a standard and a satellite superstore; and the Oklahoma City, Okla., market with a standard superstore. The opening in Hartford represented our first superstore in the Northeast. We plan to open an additional six superstores during the second half of the year, the majority of which are scheduled to open in the fourth quarter.

Late in the first quarter of fiscal 2007, we opened our first CarMax Car Buying Center, which focuses on appraisals and vehicle purchases. This test site in the Atlanta market is part of a long-term effort to increase appraisal traffic and retail vehicle sourcing self-sufficiency.

RETAIL STORES

	Estimate February 28, 2007	August 31, 2006	February 28, 2006	August 31, 2005	February 28, 2005
Mega superstores(1)	13	13	13	13	13
Standard superstores(2) (4)	40	38	35	33	30
Satellite superstores(3) (4)	24	20	19	17	15
Total used car superstores	77	71	67	63	58
Co-located new car stores	4	4	4	4	3
Total	81	75	71	67	61

(1)	Generally 70,000 to 95,000 square feet on 20 to 35 acres.
(2)	Generally 40,000 to 60,000 square feet on 10 to 25 acres.
(3)	Generally 10,000 to 20,000 square feet on 4 to 10 acres.
(4)	The Kenosha, Wisc. superstore has been reclassified from a satellite to a standard superstore.

We have a total of seven new car franchises, and we expect to maintain long-term relationships with the automotive manufacturers that we currently represent. Two franchises are integrated within used car superstores, and the remaining five franchises are operated from four facilities that are co-located with select used car superstores.

GROSS PROFIT

	Three Months Ended August 31				Six Months Ended August 31
	2006		2005		2006		2005
	$ per unit (1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	1,963	11.2	1,856	11.3	1,944	11.1	1,829	11.2
New vehicle gross profit	1,176	5.0	1,122	4.7	1,195	5.0	973	4.1
Wholesale vehicle gross profit	699	16.5	578	14.4	711	16.1	604	14.6
Other gross profit	436	67.6	411	61.7	449	69.1	404	61.8
Total gross profit	2,755	13.1	2,546	12.8	2,768	13.1	2,513	12.6

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Our ability to quickly adjust appraisal offers to stay in line with the broader market trade-in trends and our rapid inventory turns, which reduce our exposure to declining prices, contribute to our ability to manage our gross profit dollars per unit.

Compared with the second quarter and first six months of fiscal 2006, our fiscal 2007 used vehicle gross profit increased $107 per unit and $115 per unit, respectively. These increases reflected the benefit of our steady, strong sales performance throughout the first half of fiscal 2007. CarMax employs a volume-based strategy, and we systematically adjust prices based on our proprietary pricing algorithms in order to appropriately balance inventory turns and gross profit achievement. When our sales pace is consistently strong, we take fewer pricing markdowns, which in turn maximizes our gross profit dollars. In addition, gross profits in the prior year’s periods were adversely affected by slowing demand for gas guzzling SUVs and trucks, which resulted in higher pricing markdowns for these vehicles. The prior year’s gross profits were also adversely affected by an unusually sharp increase in wholesale auction pricing in the first quarter of fiscal 2006, which increased our vehicle acquisition costs, particularly for vehicles obtained through the major public wholesale auctions.

New Vehicle Gross Profit. Compared with the second quarter and first six months of last year, our fiscal 2007 new vehicle gross profit increased $54 per unit and $222 per unit, respectively. These increases reflected our strategic decision to increase targeted new vehicle gross profit dollars per unit. While this decision contributed to the decline in new vehicle unit sales, it resulted in an increase in the total gross profit contribution from new vehicles in the first half of the year. We achieved a smaller year-over-year increase in gross profit per unit in this year’s second quarter versus the increase in the first quarter, as last year’s second quarter new vehicle profits benefited from the employee pricing programs. Last year, we were able to increase our new car prices modestly, as they had generally been below the employee discount pricing.

Wholesale Vehicle Gross Profit. Compared with the second quarter and first six months of fiscal 2006, our fiscal 2007 wholesale gross profit increased $121 per unit and $107 per unit, respectively. Wholesale vehicle profitability has steadily increased over the last several years, reflecting the combined benefits of improvements and refinements in our car-buying process and increased efficiencies in our in-store auctions over this period. We have made continuous improvements in our appraisal offer and appraisal delivery processes, which have allowed us to become more efficient. Our in-store auctions have benefited from our initiatives to increase average dealer attendance, which in turn has allowed us to achieve better price realizations.

Other Gross Profit. Compared with the corresponding prior year periods, other gross profit per unit increased $25 per unit in the second quarter and $45 per unit in the first six months of fiscal 2007. The improvements were primarily the result of the growth in third-party finance fees and an improvement in our extended service plan revenues and service margin. The service department, which is the only category within other sales and revenues that has an associated cost of sales, reported higher profits reflecting the greater overhead expense absorption provided by the higher vehicle sales and reconditioning volumes.

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

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2006	%	2005	%	2006	%	2005	%
Total gain income(1)	$28.9	4.6	$17.2	3.3	$53.7	4.5	$37.7	3.8

Other CAF income: (2)
Servicing fee income	7.9	1.0	6.9	1.0	15.3	1.0	13.5	1.0
Interest income	6.3	0.8	5.1	0.8	12.4	0.8	10.1	0.8
Total other CAF income	14.2	1.9	12.0	1.8	27.7	1.9	23.6	1.8

Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	2.9	0.4	2.5	0.4	5.7	0.4	4.9	0.4
Other direct CAF expenses	3.7	0.5	2.9	0.4	6.8	0.5	5.5	0.4
Total direct CAF expenses	6.6	0.9	5.4	0.8	12.5	0.9	10.4	0.8
CarMax Auto Finance income (3)	$36.5	1.9	$23.8	1.5	$68.9	1.8	$50.9	1.6

Total loans sold	$630.9		$514.7		$1,189.9		$989.4
Average managed receivables	$3,010.5		$2,636.6		$2,935.6		$2,586.9
Ending managed receivables	$3,068.7		$2,672.5		$3,068.7		$2,672.5

Total net sales and operating revenues	$1,929.5		$1,633.9		$3,814.7		$3,212.2

Percent columns indicate:
(1)	Percent of loans sold.
(2)	Annualized percent of average managed receivables.
(3)	Percent of total net sales and operating revenues.

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

The reported gains on sales of loans in the first six months of fiscal 2007 and fiscal 2006 also included the effects of valuation adjustments. In addition, the reported gains on sales of loans in the first half of fiscal 2006 included a benefit related to the repurchase and resale of receivables in existing public securitizations. The following table provides information on the aggregate effect of these items on gain income, loans sold, and gain spread.

GAIN INCOME AND LOANS SOLD

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Gain on sales of loans originated and sold	$22.8	$17.2	$41.6	$31.3
Other gain income	6.1	–	12.1	6.4
Total gain income	$28.9	$17.2	$53.7	$37.7

Loans originated and sold	$589.9	$514.7	$1,148.9	$937.8
Receivables repurchased from public securitizations and resold	41.0	–	41.0	51.5
Total loans sold	$630.9	$514.7	$1,189.9	$989.4

Gain percentage on loans originated and sold	3.9%	3.3%	3.6%	3.3%
Total gain income as a percentage of total loans sold	4.6%	3.3%	4.5%	3.8%

In the second quarter of fiscal 2007, CAF income increased 53% to $36.5 million from $23.8 million in the prior year’s second quarter. The total gain income rose 68%, benefiting from the growth in retail vehicle sales, an increase in the average amount financed, an increase in the gain spread, and the recognition of other gain income of $6.1 million, or $0.04 per share. The other gain income was principally comprised of favorable valuation adjustments resulting primarily from lowering the loss rate assumptions on pools of previously securitized receivables. We believe these pools of receivables experienced lower-than-expected loss rates as a result of a combination of factors, including better-than-expected performance of our credit scorecard, favorable economic conditions, and an improved recovery rate. Excluding the other gain income, CAF income increased by $6.6 million or 28%, primarily as a result of increases in both origination volume and the gain spread on loans originated and sold during the quarter. Origination volume increased proportionately to total company net sales and operating revenues. The gain spread during the second quarter of fiscal 2007 increased to 3.9% from 3.3% in the prior year's second quarter. Consumer interest rates typically lag movements in our funding costs, and the recent pause in rate increases allowed our funding costs to remain relatively stable during the second quarter. The increases in other CAF income and direct CAF expenses in the second quarter of fiscal 2007 were proportionate to the growth in managed receivables.

For the six months ended August 31, 2006, CAF income increased 35% to $68.9 million from $50.9 million in the first half of fiscal 2006. The total gain income rose 42%, benefiting from the growth in retail vehicle sales, an increase in CAF’s loan penetration rate, an increase in the average amount financed, an increase in the gain spread to 3.6% from 3.3%, and an increase in other gain income to $12.1 million, or $0.07 per share, from $6.4 million, or $0.04 per share, in fiscal 2006. The other gain income of $0.07 per share for the first half of fiscal 2007 was principally comprised of favorable valuation adjustments. Other gain income for the first half of fiscal 2006 included $0.02 per share of favorable valuation adjustments, $0.01 per share of favorable effect from a new public securitization, and $0.01 per share of favorable effect from the repurchase and resale of receivables in existing public securitizations. The favorable valuation adjustments for the first half of both fiscal 2007 and fiscal 2006 resulted from lowering the loss rate assumptions on pools of previously securitized receivables. The increases in other CAF income and direct CAF expenses in the first half of fiscal 2007 were proportionate to the growth in managed receivables.

The company’s securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance. This option was exercised on the 2002-2 securitization in the second quarter of fiscal 2007, and it was exercised on the 2001-2 securitization in the first quarter of fiscal 2006. In each case, all remaining eligible receivables were subsequently resold into the warehouse facility. In the fiscal 2006 transaction, the remaining receivables carried interest rates that were higher than the then-current funding cost in the warehouse facility, resulting in an earnings benefit of $0.01 per share.

In future periods, the effects of refinancing, repurchase, and resale activity could be favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION

	As of August 31		As of February 28
(In millions)	2006	2005	2006	2005
Loans securitized	$2,991.9	$2,611.9	$2,710.4	$2,427.2
Loans held for sale or investment	76.8	60.6	62.0	67.7
Ending managed receivables	$3,068.7	$2,672.5	$2,772.5	$2,494.9
Accounts 31+ days past due	$54.2	$40.9	$37.4	$31.1
Past due accounts as a percentage of ending managed receivables	1.77%	1.53%	1.35%	1.24%

CREDIT LOSS INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2006	2005	2006	2005
Net credit losses on managed receivables	$4.2	$5.0	$7.0	$8.1
Average managed receivables	$3,010.5	$2,636.6	$2,935.6	$2,586.9
Annualized net credit losses as a percentage of average managed receivables	0.56%	0.76%	0.48%	0.62%
Recovery rate	49.5%	48.8%	51.5%	49.7%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables. If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, our earnings could be impacted. We believe the decrease in net credit losses as a percentage of average managed receivables in fiscal 2007 was due to a combination of factors, including a higher percentage of managed receivables originated using our second-generation credit scorecard, which was utilized from fiscal 2003 through fiscal 2006, and favorable economic conditions. This improved net credit loss performance was reflected in the favorable adjustments to our loss rate assumptions recorded in the first half of fiscal 2007. The recovery rate represents the average percentage of the outstanding principal balance CarMax receives when a vehicle is repossessed or surrendered by the customer and sold at wholesale auction. We believe our strong recovery rate reflects the effects of the continued strength of the wholesale market pricing environment through fiscal 2006 and fiscal 2007.

 Selling, General, and Administrative Expenses.

The SG&A ratio declined 10 basis points to 10.4% in the second quarter of fiscal 2007 compared with 10.5% in the second quarter of the prior year. The leverage of fixed expenses associated with our increase in net sales and operating revenues was largely offset by a nearly 30 basis point increase related to higher share-based compensation costs. In connection with the adoption of SFAS 123(R), we recognized $12.5 million of share-based compensation costs in SG&A in the second quarter of fiscal 2007, compared with $6.2 million in the second quarter of fiscal 2006. The increase in share-based compensation costs was driven, in large part, by the accelerated vesting of stock options upon the retirement of our former chief executive officer in the second quarter of fiscal 2007.

For the six months ended August 31, 2006, the SG&A ratio declined 30 basis points to 10.1% compared with 10.4% in the first half of fiscal 2006. Similar to the second quarter, the fixed overhead leverage associated with our 6% increase in comparable store unit sales in the first half of the year was partially offset by a 20 basis point increase related to higher share-based compensation costs. We recognized $18.9 million of share-based compensation costs in SG&A in the first half of fiscal 2007, compared with $10.7 million in the first half of fiscal 2006. In addition, the fiscal 2007 ratio benefited modestly from shifts in timing of approximately $2 million to $3 million of planned SG&A spending, which is expected to be incurred in the second half of the fiscal year.

Income Taxes.

The effective income tax rate was 38.2% in the second quarter of fiscal 2007, compared with 38.1% in the second quarter of fiscal 2006. For the first half of the fiscal year, the effective tax rate was 38.2% in both fiscal 2007 and fiscal 2006.

Operations Outlook.

Fiscal 2007 Comparable Store Sales and Earnings Per Share Expectations. Given our stronger-than-expected performance in the first half of fiscal 2007, we have refined our comparable store used unit growth expectations and increased our earnings per share expectations for the current fiscal year. We now expect annual comparable store used unit growth in the range of 6% to 8%. We previously expected fiscal 2007 comparable store used unit growth in the range of 2% to 8%.

We now expect fiscal 2007 earnings per share in the range of $1.55 to $1.65, representing an increase in the range of 23% to 31% compared with the $1.26 reported in fiscal 2006 after restatement for SFAS 123(R). We previously expected fiscal 2007 earnings per share in the range of $1.25 to $1.47. The revised fiscal 2007 expectations include an estimated $0.19 or $0.20 per share of share-based compensation expense resulting from the adoption of SFAS 123(R), compared with $0.13 per share of share-based compensation expense included in the restated fiscal 2006 results.

Our revised expectations assume that we do not experience abnormal winter weather events. Our earnings comparisons are more difficult in the second half of the fiscal year, and therefore our revised expectations do not assume that our year-over-year earnings growth continues at the same pace as in the first half of fiscal 2007. We expect our wholesale vehicle profits will be lower in the second half of fiscal 2007 than we reported in the second half of fiscal 2006, when we benefited from unusually strong demand and industry pricing for the older, higher mileage vehicle that we typically sell at our in-store wholesale auctions. We believe demand and pricing for these vehicles were temporarily inflated in the second half of fiscal 2006 in the wake of Hurricane Katrina. In addition, results for the second half of fiscal 2006 included $0.06 per share of CAF favorable items, which we have not anticipated to recur in the second half of fiscal 2007. And, we expect that SG&A leverage will be very difficult to achieve in the fourth quarter of fiscal 2007 due to differences in the timing of store openings in fiscal 2007 versus fiscal 2006 and due to unusually favorable healthcare costs and property tax costs in fiscal 2006. We expect store pre-opening costs will be much higher in the fourth quarter of fiscal 2007 compared with the prior year's quarter when there were no store openings.

PLANNED SUPERSTORE OPENINGS

		Standard Superstores	Satellite Superstores	Total Superstores
Fiscal 2007 – second half:
Los Angeles, Calif. (Burbank)	Existing large market		1	1
Fredericksburg, Va.(1)	Existing large market	1		1
Charlottesville, Va.	New small market		1	1
Fresno, Calif.	New mid-sized market	1		1
New Haven, Conn.	Existing mid-sized market		1	1
Austin, Tex.	Existing mid-sized market		1	1
Total		2	4	6

(1) Part of the Washington, D.C. television market.

We plan to open two standard superstores and four satellite superstores during the balance of the fiscal year, bringing total fiscal 2007 store openings to ten. Normal construction delays have shifted the planned opening date of our third used car superstore in the Charlotte, N.C., market into the first quarter of fiscal 2008. This store was previously expected to open in the fourth quarter of fiscal 2007. The majority of the store openings in the second half of fiscal 2007 are currently planned for the fourth quarter. Given their timing, we expect little, if any, contribution to fiscal 2007 sales and profits from these stores. In addition, normal construction, permitting, or other scheduling delays could shift the opening dates of any of these stores into fiscal 2008.

We now expect capital expenditures in fiscal 2007 to be approximately $215 million, compared with our previous expectation of approximately $300 million. The decrease in expected capital spending reflects changes in the anticipated timing of land purchases to support superstores planned to be opened two, three, or four years in the future. The decrease also reflects an increase in store site acquisitions pursuant to long-term ground leases as opposed to purchases.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. Net cash from operations decreased to $86.8 million in the first half of fiscal 2007 from $116.6 million in the first half of fiscal 2006, primarily reflecting an increase in working capital, partially offset by higher fiscal 2007 net earnings. Inventory increased by $64.7 million in the first half of fiscal 2007, compared with an $8.7 million increase in last year’s first half. The increase reflected inventory purchases to support sales and new store openings, as well as a higher average inventory cost in the first half of fiscal 2007. Our retained interests in securitized receivables increased by $31.5 million in the first half of fiscal 2007 compared with a $9.8 million increase in the prior year period. The increase primarily reflected the increase in the carrying value of the interest-only strip receivable in fiscal 2007 resulting from the improvement in the gain spread. Accounts payable, accrued expenses and other current liabilities, and accrued income taxes increased by $42.2 million in the first half of fiscal 2007, compared with a $7.6 million increase in last year’s half. The $34.6 million increase in the year-over-year growth in these current liabilities included $6.3 million related to purchases of inventory and $25.4 million related to accrued income taxes.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to the company’s consolidated financial statements, totaled $2.99 billion at August 31, 2006, and $2.61 billion at August 31, 2005. At August 31, 2006, the warehouse facility limit was $925 million and unused warehouse capacity totaled $15 million. The facility limit was temporarily increased to $925 million pending a new $650 million public securitization, which was completed in September 2006. At that time, the warehouse facility limit reverted to $825 million. The warehouse facility matures on July 13, 2007. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile finance operation.

Investing Activities. Net cash used in investing activities was $50.9 million in the first six months of fiscal 2007, compared with $37.1 million in the first half of the prior year. Capital expenditures were $54.3 million in the first half of fiscal 2007, compared with $115.2 million in the first half of fiscal 2006. Capital expenditures primarily include store construction costs and the cost of land acquired for future year store openings. These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions. The decrease in capital expenditures in fiscal 2007 also reflects the fiscal 2006 costs associated with the completion of our new home office in October 2005.

Capital expenditures are funded through internally generated funds, short- and long-term debt, and sale-leaseback transactions. There were no sale-leaseback transactions in the first half of fiscal 2007.  In the first half of fiscal 2006, we generated $78.2 million of proceeds from the sales of assets, principally from sale-leaseback transactions involving five superstores.  At August 31, 2006, we owned 14 superstores currently in operation, as well as the company’s home office in Richmond, Virginia. In addition, six store facilities are accounted for as capital leases.

Financing Activities. Net cash used in financing activities was $33.9 million in the first half of fiscal 2007, compared with $54.8 million in the first half of fiscal 2006.  In the first half of fiscal 2007, we used cash generated from operations to reduce total debt by $55.4 million compared with a $60.4 million net reduction in the first half of fiscal 2006.

As of August 31, 2006, $104.3 million was outstanding under our $450 million revolving credit facility, with the remainder fully available to the company. The outstanding balance included $1.9 million of swing line loans classified as short-term debt and $102.4 million classified as current portion of long-term debt. The outstanding balance has been classified as current at August 31, 2006, as management expects the outstanding balance to fluctuate and to be fully paid off at times during the next 12 months.

We expect that cash generated by operations, proceeds from securitization transactions, and, if needed, additional debt and sale-leaseback transactions will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in this report about the company’s future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in the general U.S. or regional U.S. economy.
▪	Intense competition within the company's industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or the company’s access to sources of inventory.
▪	The significant loss of key employees from the company’s store, regional, or corporate management teams.
▪	The efficient operation of the company’s information systems.
▪	Changes in the availability or cost of capital and working capital financing.
▪	The company’s ability to acquire suitable real estate.
▪	The occurrence of adverse weather events.
▪	Seasonal fluctuations in the company’s business.
▪	The geographic concentration of the company’s superstores.
▪	The regulatory environment in which the company operates.
▪	The effect of various litigation matters.
▪	The effect of new accounting requirements or changes to generally accepted accounting principles.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 26 of this report, the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and its quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At August 31, 2006, and February 28, 2006, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES

(In millions)	August 31, 2006	February 28, 2006

Principal amount of:
Fixed-rate securitizations	$2,081.9	$2,126.4
Floating-rate securitizations synthetically altered to fixed	909.2	584.0
Floating-rate securitizations	0.9	–
Held for investment (1)	72.8	57.9
Held for sale (2)	4.0	4.1
Total	$3,068.7	$2,772.5

(1)	The majority is held by a bankruptcy-remote special purpose entity.
(2)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months and the six months ended August 31, 2006.

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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 29, 2006, Heather Herron, et al. filed a putative class action lawsuit against 51 South Carolina automobile dealers, including CarMax Auto Superstores, Inc., in the Court of Common Pleas in Aiken County, South Carolina. The company operates two of its 71 superstores in the state of South Carolina. The plaintiffs allege that the defendants are violating South Carolina’s Regulation of Manufacturers, Distributors and Dealers Act by (a) presenting their respective processing fees in a manner that gives consumers the impression that charging the processing fees is required by law and (b) excluding their respective processing fees from the advertised prices of their vehicles. The plaintiffs seek compensatory damages equal to two times actual damages and punitive damages equal to three times actual damages. The complaint, however, does not specify a dollar amount of damages. The plaintiffs alternatively seek equitable relief in the form of a permanent injunction to prevent the defendants from deceptively charging future consumers such processing fees and the disgorgement of all such processing fees collected since August 29, 2002. The plaintiffs also seek to recover their attorneys’ fees.

At this time, the suit is in its initial stages, and the company is evaluating the allegations to determine its response and intends to defend itself vigorously. The company is unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome.

CarMax is subject to various other legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of CarMax.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2006, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The company held its annual meeting of shareholders on June 20, 2006.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2006.

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

October 6, 2006

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