Form 10-Q
period 2006-11-30
CARMAX INC
filed 2007-01-08
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock, par value $0.50	107,444,503

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30				Nine Months Ended November 30
	2006	%(1)	2005	%(1)	2006	%(1)	2005	%(1)
			Restated(2)				Restated(2)
Sales and operating revenues:
Used vehicle sales	$1,377,551	77.9	$1,087,097	76.3	$4,365,409	78.2	$3,527,416	76.1
New vehicle sales	109,940	6.2	113,299	8.0	349,579	6.3	399,314	8.6
Wholesale vehicle sales	226,363	12.8	174,235	12.2	695,958	12.5	554,510	12.0
Other sales and revenues	54,293	3.1	49,349	3.5	171,882	3.1	154,953	3.3
Net sales and operating revenues	1,768,147	100.0	1,423,980	100.0	5,582,828	100.0	4,636,193	100.0
Cost of sales	1,539,538	87.1	1,246,807	87.6	4,852,599	86.9	4,052,677	87.4
Gross profit	228,609	12.9	177,173	12.4	730,229	13.1	583,516	12.6
CarMax Auto Finance income	31,974	1.8	27,971	2.0	100,880	1.8	78,866	1.7
Selling, general, and administrative expenses	187,318	10.6	167,351	11.8	574,333	10.3	502,517	10.8
Interest expense	167	-	430	-	4,449	0.1	1,999	-
Interest income	406	-	262	-	973	-	588	-
Earnings before income taxes	73,504	4.2	37,625	2.6	253,300	4.5	158,454	3.4
Provision for income taxes	28,085	1.6	14,694	1.0	96,841	1.7	60,907	1.3
Net earnings	$45,419	2.6	$22,931	1.6	$156,459	2.8	$97,547	2.1

Weighted average common shares:
Basic	106,511		104,727		105,895		104,547
Diluted	108,883		106,507		107,861		106,343

Net earnings per share:
Basic	$0.43		$0.22		$1.48		$0.93
Diluted	$0.42		$0.22		$1.45		$0.92

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

(2)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	November 30,	February 28,
	2006	2006
		Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,352	$21,759
Accounts receivable, net	53,092	76,621
Automobile loan receivables held for sale	3,145	4,139
Retained interest in securitized receivables	202,594	158,308
Inventory	760,816	669,700
Prepaid expenses and other current assets	13,955	11,211
Total current assets	1,045,954	941,738

Property and equipment, net	585,109	499,298
Deferred income taxes	25,788	24,576
Other assets	47,817	44,000
TOTAL ASSETS	$1,704,668	$1,509,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,205	$188,614
Accrued expenses and other current liabilities	83,623	85,316
Accrued income taxes	33,275	5,598
Deferred income taxes	10,151	23,562
Short-term debt	2,984	463
Current portion of long-term debt	84,422	59,762
Total current liabilities	436,660	363,315

Long-term debt, excluding current portion	34,012	134,787
Deferred revenue and other liabilities	35,090	31,407
TOTAL LIABILITIES	505,762	529,509

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 107,229,646 and 104,954,983 shares issued and outstanding at November 30, 2006, and February 28, 2006, respectively	53,615	52,477
Capital in excess of par value	615,282	554,076
Retained earnings	530,009	373,550
TOTAL SHAREHOLDERS’ EQUITY	1,198,906	980,103
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,704,668	$1,509,612

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended November 30
	2006	2005
		Restated(1)
Operating Activities:
Net earnings	$156,459	$97,547
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,177	19,193
Share-based compensation expense	25,548	15,713
Loss (gain) on disposition of assets	259	(777)
Deferred income tax benefit	(14,623)	(22,603)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	23,529	20,551
Decrease in automobile loan receivables held for sale, net	994	20,625
Increase in retained interest in securitized receivables	(44,286)	(10,967)
Increase in inventory	(91,116)	(29,799)
(Increase) decrease in prepaid expenses and other current assets	(2,744)	1,627
Increase in other assets	(3,817)	(6,184)
Increase in accounts payable, accrued expenses and other current liabilities, and accrued income taxes	58,502	33,371
Increase in deferred revenue and other liabilities	3,683	800
Net cash provided by operating activities	137,565	139,097

Investing Activities:
Capital expenditures	(114,719)	(153,490)
Proceeds from sales of assets	3,472	78,217
Net cash used in investing activities	(111,247)	(75,273)

Financing Activities:
Increase (decrease) in short-term debt, net	2,521	(60,490)
Issuance of long-term debt	–	105,229
Payments on long-term debt	(76,115)	(116,764)
Equity issuances, net	27,449	5,108
Excess tax benefits from share-based payment arrangements	10,420	3,221
Net cash used in financing activities	(35,725)	(63,696)

(Decrease) increase in cash and cash equivalents	(9,407)	128
Cash and cash equivalents at beginning of year	21,759	17,124
Cash and cash equivalents at end of period	$12,352	$17,252

(1)	Prior period amounts have been restated to reflect the impact of share-based compensation expense, as permitted by SFAS 123(R). See Notes 2 and 7 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

CarMax, Inc. (“CarMax” and the “company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. CarMax was the first used vehicle retailer to offer a large selection of quality used vehicles at low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility. CarMax also sells new vehicles under various franchise agreements. CarMax provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service. Vehicles purchased through the company’s appraisal process that do not meet its retail standards are sold at on-site wholesale auctions.

2.	Accounting Policies

Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation, including restricted cash deposits associated with certain insurance deductibles, which were reclassified from cash and cash equivalents to other assets.

The company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the third quarter and first nine months of fiscal 2006 is consistent with the pro forma amounts previously disclosed in the company’s quarterly reports.

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006.

Cash and Cash Equivalents. Cash equivalents of $4.0 million at November 30, 2006, and $6.0 million at February 28, 2006, consisted of highly liquid investments with original maturities of three months or less.

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

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2006	2005	2006	2005
Total gain income	$23.7	$20.9	$77.4	$58.7

Other CAF income:
Servicing fee income	8.2	7.0	23.5	20.5
Interest income	6.8	5.6	19.2	15.7
Total other CAF income	15.0	12.6	42.7	36.2

Direct CAF expenses:
CAF payroll and fringe benefit expense	3.1	2.7	8.8	7.6
Other direct CAF expenses	3.6	2.9	10.4	8.4
Total direct CAF expenses	6.7	5.6	19.2	16.0
CarMax Auto Finance income	$32.0	$28.0	$100.9	$78.9

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

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2006	2005	2006	2005
Net loans originated	$537.9	$415.7	$1,686.6	$1,333.8
Total loans sold	$538.7	$416.6	$1,728.7	$1,405.9
Total gain income(1)	$23.7	$20.9	$77.4	$58.7
Total gain income as a percentage of total loans sold (1)	4.4%	5.0%	4.5%	4.2%

(1)	Includes the effects of valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations, as applicable.

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

The fair value of the retained interest was $202.6 million as of November 30, 2006, and $158.3 million as of February 28, 2006. The retained interest had a weighted average life of 1.5 years as of November 30, 2006, and February 28, 2006. As defined in SFAS No. 140, the weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance.

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

Reserve accounts. The company is required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of the company’s securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount on deposit in reserve accounts was $30.4 million as of November 30, 2006, and $29.0 million as of February 28, 2006.

Required excess receivables. The total value of the securitized receivables must exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors. Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company. The unpaid principal balance related to the required excess receivables was $64.8 million as of November 30, 2006, and $52.2 million as of February 28, 2006.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at November 30, 2006, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.35%-1.52%	$6.8	$13.5
Cumulative default rate	1.25%-2.30%	$5.5	$10.9
Annual discount rate	12.0%	$2.9	$5.8

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

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28
(In millions)	2006	2005	2006	2005
Accounts 31+ days past due	$61.2	$43.3	$37.4	$31.1
Ending managed receivables	$3,180.8	$2,710.7	$2,772.5	$2,494.9
Past due accounts as a percentage of ending managed receivables	1.93%	1.60%	1.35%	1.24%

CREDIT LOSS INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2006	2005	2006	2005
Net credit losses on managed receivables	$6.7	$5.3	$13.7	$13.4
Average managed receivables	$3,147.9	$2,705.9	$3,006.4	$2,626.6
Annualized net credit losses as a percentage of average managed receivables	0.85%	0.78%	0.61%	0.68%
Recovery rate	49.2%	48.5%	50.6%	49.3%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2006	2005	2006	2005
Proceeds from new securitizations	$445.5	$327.0	$1,386.5	$1,118.5
Proceeds from collections reinvested in revolving period securitizations	$264.6	$185.7	$777.1	$573.9
Servicing fees received	$8.1	$7.0	$23.1	$20.3
Other cash flows received from the retained interest:
Interest-only strip receivables	$22.0	$20.1	$65.8	$62.2
Reserve account releases	$1.8	$3.2	$10.2	$12.3

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period. Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $41.0 million in the first nine months of fiscal 2007 and $51.5 million in the first nine months of fiscal 2006. There were no balances previously outstanding in public securitizations that were refinanced through the warehouse facility in the third quarter of fiscal 2007 or fiscal 2006.  Proceeds received when the company refinances receivables in public securitizations are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers. Certain of the securitization agreements include various financial covenants and performance triggers. These agreements require the company to meet financial covenants related to maintaining minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum current ratio, and minimum fixed charge coverage ratio. Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, default rates, and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, the company may be unable to continue to securitize receivables through the warehouse facility. At November 30, 2006, the company was in compliance with the financial covenants, and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

The company enters into amortizing fixed-pay interest rate swaps relating to its automobile loan receivable securitizations. Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the third quarter of fiscal 2007, the company entered into ten 40-month amortizing interest rate swaps with initial notional amounts totaling $480.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $704.6 million at November 30, 2006, and $584.0 million at February 28, 2006. At November 30, 2006, the fair value of swaps totaled a net liability of $2.6 million and was included in accounts payable.  At February 28, 2006, the fair value of swaps totaled a net asset of $1.6 million and was included in prepaid expenses and other current assets.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$3,012	$2,332	$103	$172	$3,115	$2,504
Interest cost	1,024	698	98	64	1,122	762
Expected return on plan assets	(737)	(567)	–	–	(737)	(567)
Amortization of prior service cost	9	10	6	6	15	16
Recognized actuarial loss	439	241	62	34	501	275
Net pension expense	$3,747	$2,714	$269	$276	$4,016	$2,990

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$9,036	$6,584	$309	$360	$9,345	$6,944
Interest cost	3,072	2,096	294	194	3,366	2,290
Expected return on plan assets	(2,211)	(1,553)	–	–	(2,211)	(1,553)
Amortization of prior service cost	27	28	18	18	45	46
Recognized actuarial loss	1,317	721	186	102	1,503	823
Net pension expense	$11,241	$7,876	$807	$674	$12,048	$8,550

The company contributed $7.5 million to the pension plan in the third quarter of fiscal 2007 bringing contributions for the first nine months of fiscal 2007 to $10.7 million. The company does not anticipate making a contribution to the pension plan in the fourth quarter of fiscal 2007.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2006	2005	2006	2005
		Restated		Restated
Cost of sales	$327	$–	$1,048	$–
CarMax Auto Finance income	210	–	682	–
Selling, general, and administrative expenses	5,582	5,633	24,467	16,334
Share-based compensation expense, before income taxes	$6,119	$5,633	$26,197	$16,334

For periods prior to fiscal 2007, all share-based compensation expense has been presented in selling, general, and administrative expenses, as amounts that would have been presented in cost of sales and CarMax Auto Finance income were immaterial. Consistent with the provisions of SFAS 123, the company’s employee stock purchase plan is considered compensatory under SFAS 123(R), and the associated costs of $0.6 million in the first nine months of fiscal 2007 and fiscal 2006 are included in share-based compensation expense. There were no capitalized share-based compensation costs at November 30, 2006 and 2005.

IMPACT OF SFAS 123(R) ON FISCAL 2006 CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended November 30, 2005				Nine Months Ended November 30, 2005
(In thousands, except per share data)	As Restated		Previously Reported		As Restated	Previously Reported
Selling, general, and administrative expenses(1)		$167,351		$161,727	$502,517	$486,236
Earnings before income taxes		$37,625		$43,249	$158,454	$174,735
Net earnings		$22,931		$26,412	$97,547	$107,652
Basic earnings per share		$0.22		$0.25	$0.93	$1.03
Diluted earnings per share		$0.22		$0.25	$0.92	$1.01
Net cash provided by operating activities(2)	$	N/A	$	N/A	$139,097	$148,689
Net cash used in financing activities	$	N/A	$	N/A	$63,696	$67,538

(1) Amount previously reported included expenses relating to the amortization of restricted stock of $9 in the third quarter of fiscal 2006 and $53 for the first nine months of fiscal 2006.
(2) As restated amount for the nine months ended November 30, 2005, also includes restricted cash deposits.  See Note 2.

	As of February 28, 2006
(In thousands)	As Restated	Previously Reported
Deferred income taxes	$24,576	$4,211
Total assets	$1,509,612	$1,489,247
Capital in excess of par value	$554,076	$499,546
Retained earnings	$373,550	$407,715
Total shareholders’ equity	$980,103	$959,738
Total liabilities and shareholders’ equity	$1,509,612	$1,489,247

The company maintains long-term incentive plans for management, key employees, and the nonemployee members of the board of directors. The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants, or a combination of awards.

In fiscal 2006 and prior years, the company primarily awarded stock options to employees that received share-based compensation. Beginning in fiscal 2007, the substantial majority of employees receiving awards now receive restricted stock instead of stock options. Senior management continues to receive awards of nonqualified stock options. Nonemployee directors continue to receive awards of nonqualified stock options and stock grants.

Stock options are awards that allow the recipient to purchase shares of the company’s stock at a fixed price. Stock options are granted at an exercise price equal to the fair market value of the company's stock price on the grant date. Substantially all of the awards vest annually in equal amounts over periods of three years to four years. These options generally expire no later than ten years after the date of the grant. Restricted stock awards are stock awards that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date. The fair value of a restricted stock award is determined and fixed based on the company’s stock price on the grant date. The company recognizes compensation expense for stock options and restricted stock on a straight-line basis over the requisite service period.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2006	8,769	$20.55
Options granted	953	$34.28
Options exercised	(1,847)	$15.73
Options expired or terminated	(163)	$26.39
Outstanding as of November 30, 2006	7,712	$23.28	6.1	$174,806
Exercisable as of November 30, 2006	3,940	$18.97	4.8	$106,283

The total cash received from employees as a result of employee stock option exercises was $41.8 million in the first nine months of fiscal 2007 and $8.9 million in the first nine months of fiscal 2006. The company settles employee stock option exercises with authorized but unissued shares of CarMax common stock. The total intrinsic value of options exercised was $39.3 million for the first nine months of fiscal 2007 and $10.7 million for the first nine months of fiscal 2006. The related tax benefits realized by the company were $15.2 million for the nine-month period ended November 30, 2006, and $4.2 million for the nine-month period ended November 30, 2005.

OUTSTANDING STOCK OPTIONS

As of November 30, 2006	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.63 to $3.31	259	0.3	$1.95	259	$1.95
$4.89	630	1.3	$4.89	630	$4.89
$13.25 to $18.60	1,419	6.3	$14.32	1,022	$14.33
$20.00 to $26.83	2,732	6.9	$26.42	1,128	$26.54
$28.26 to $31.43	1,712	7.3	$29.43	885	$29.26
$32.67 to $44.57	960	6.4	$34.40	16	$41.84
Total	7,712	6.1	$23.28	3,940	$18.97

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model. For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair value option pricing that are not available for consideration under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder. For these reasons, the company believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model. For grants to nonemployee directors, the company will continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

For the nine months ended November 30, 2006, the company granted nonqualified options to purchase  918,600 shares of common stock to its employees and nonqualified options to purchase  34,020 shares of common stock to its nonemployee directors. There were nonqualified options to purchase  2,428,566 shares of common stock granted during the nine months ended November 30, 2005. The weighted average fair values at the date of grant for options granted during the nine month periods ended November 30, 2006, and November 30, 2005, were $14.16 and $12.18 per share, respectively. The unrecognized compensation costs related to all nonvested options totaled $35.6 million at November 30, 2006.  These costs are expected to be recognized over a weighted average period of 2.2 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Nine Months Ended November 30, 2006	Nine Months Ended November 30, 2005
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	29.8%-63.4%	51.3%
Weighted average expected volatility	47.4%	51.3%
Risk-free interest rate(2)	4.5%-5.1%	3.7%
Expected term (in years)(3)	4.5-4.6	4.5

(1)	Measured using historical daily price changes of the company’s stock over the respective term of the option.
(2)	The risk-free interest rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term is the number of years that the company estimates, based primarily on historical experience, that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2006	–	$–
Restricted stock granted	492	$34.40
Restricted stock vested or cancelled	(23)	$34.39
Outstanding as of November 30, 2006	469	$34.40

The unrecognized compensation costs related to nonvested restricted stock awards totaled $11.7 million at November 30, 2006. These costs are expected to be recognized over a weighted average period of 2.4 years.

8.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands except per share data)	2006	2005	2006	2005
		Restated		Restated
Net earnings available to common shareholders	$45,419	$22,931	$156,459	$97,547

Weighted average common shares outstanding	106,511	104,727	105,895	104,547
Dilutive potential common shares:
Stock options	2,246	1,772	1,910	1,782
Restricted stock	126	8	56	14
Weighted average common shares and dilutive potential common shares	108,883	106,507	107,861	106,343

Basic net earnings per share	$0.43	$0.22	$1.48	$0.93
Diluted net earnings per share	$0.42	$0.22	$1.45	$0.92

Certain options were determined to be anti-dilutive and were excluded from the calculation of diluted  earnings  per share. As of November 30, 2006, options to purchase 796,584 shares of common stock with exercise prices ranging from $29.61 to $44.57 per share were outstanding and not included in the calculation. As of November 30, 2005, options to purchase 4,326,697 shares with exercise prices ranging from $14.21 to $43.44 per share were outstanding and not included in the calculation.

9.	Long-Term Debt

As of November 30, 2006, $86.4 million was outstanding under the company’s revolving credit facility, with the remainder fully available to the company. The outstanding balance included $3.0 million of swing line loans classified as short-term debt and $83.4 million classified as current portion of long-term debt. The outstanding balance has been classified as current at November 30, 2006, as management expects the outstanding balance to fluctuate and to be fully paid off at times during the next 12 months.

The company's revolving credit facility was amended in December 2006. The term of the agreement was extended from August 2009 to December 2011 and aggregate borrowings available under the agreement were increased from $450 million to $500 million.

As of November 30, 2006, obligations under capital leases consisted of $34.0 million classified as long-term debt and $1.0 million classified as current portion of long-term debt.

10.	Contingencies

On August 29, 2006, Heather Herron, et al. filed a putative class action lawsuit against 51 South Carolina automobile dealers, including CarMax Auto Superstores, Inc., in the Court of Common Pleas in Aiken County, South Carolina. As of November 30, 2006, there were over 300 automobile dealers named as defendants in the lawsuit.  The company operated two of its 73 used car superstores in the state of South Carolina. The plaintiffs allege that the defendants are violating South Carolina’s Regulation of Manufacturers, Distributors and Dealers Act by (a) presenting their respective processing fees in a manner that gives consumers the impression that charging the processing fees is required by law and (b) excluding their respective processing fees from the advertised prices of their vehicles. The plaintiffs seek compensatory damages equal to two times actual damages and punitive damages equal to three times actual damages. The complaint, however, does not specify a dollar amount of damages. The plaintiffs alternatively seek equitable relief in the form of a permanent injunction to prevent the defendants from deceptively charging future consumers such processing fees and the disgorgement of all such processing fees collected since August 29, 2002. The plaintiffs also seek to recover their attorneys’ fees.

At this time, the lawsuit is in its initial stages and the company is evaluating the allegations and intends to defend itself vigorously.  The company is unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome.

11.	Recent Accounting Pronouncements

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  The bulletin addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  The bulletin offers a special "one-time" transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adooption.  SAB No. 108 is effective for CarMax's current fiscal year ending February 28, 2007.  The adoption of this statement is not expected to have a material impact on the company's financial position, results of operations, and cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial performance of CarMax, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as well as our consolidated financial statements and the accompanying notes included in this Form 10-Q.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.,” and the “company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise. Amounts and percentages in tables may not total due to rounding.

The company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), effective March 1, 2006, applying the modified retrospective method. As a result, prior period amounts have been restated to reflect the adoption of this standard. The impact of the adoption of SFAS 123(R) on net income for the third quarter and first nine months of fiscal 2006 is consistent with the pro forma amounts previously disclosed in the company’s quarterly reports.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. As of November 30, 2006, we operated 73 used car superstores in 34 markets, including 26 mid-sized markets and 8 large markets. We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people. We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores. During the twelve-month period ended November 30, 2006, we sold 323,570 used cars, representing 94% of the total 342,482 vehicles we sold at retail.

We believe the CarMax consumer offer is unique in the automobile retailing marketplace. Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other “big box” retailers. Our consumer offer is structured around four core equities: low, no-haggle prices; a broad selection; high quality; and customer-friendly service. Our website, www.carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine, and an efficient sales channel for customers who prefer to complete part of the shopping and sales process online. We generate revenues, income, and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans, and vehicle repair service. A majority of the used vehicles we sell at retail is purchased directly from consumers.

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

CarMax provides prime-rated financing to qualified customers through CarMax Auto Finance (“CAF”), the company’s finance operation, and Bank of America. Nonprime financing is provided through several third-party lenders. Subprime financing, also provided by a third-party lender, is available in CarMax stores in several states. We periodically test additional third-party lenders. We collect fixed, prenegotiated fees from the third parties that finance prime- and nonprime-rated customers. As is customary in the subprime finance industry, the subprime lender purchases the loans at a discount. CarMax has no recourse liability for loans provided by third-party lenders.

We sell extended service plans on behalf of unrelated third parties who are the primary obligors. We have no contractual liability to the customer under these third-party service plans. Extended service plan revenue represents commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept. We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Used unit sales growth is our primary focus. We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year. In fiscal 2007, we plan to open ten superstores, representing an approximate 15% increase in our store base. The fiscal 2007 store openings are primarily comprised of standard superstores in new mid-sized markets and satellite fill-in superstores in established markets. In the fiscal year ending February 28, 2008, we currently expect to open 13 used car superstores, expanding our superstore base by approximately 17%.  For the foreseeable future, we expect used unit comparable store sales increases to average in the range of 4% to 8% per year, reflecting the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels, which generally occurs in a store’s fifth year of operation, and underlying industry sales growth.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.

Fiscal 2007 Third Quarter Highlights

▪
Net sales and operating revenues increased 24% to $1.77 billion from $1.42 billion in the third quarter of fiscal 2006, while net earnings increased 98% to $45.4 million, or $0.42 per share, from $22.9 million, or $0.22 per share.

▪	Total used vehicle unit sales increased 18%, reflecting the combination of a 13% increase in comparable store used unit sales and the growth in our store base.
▪	Two used car superstores were opened late in the third quarter.
▪
Our total gross profit per unit increased to $2,736 from $2,483 in the prior year's third quarter. We realized improvements in gross profit per unit in all major categories, including used vehicles, new vehicles, wholesale vehicles, and other. We believe used vehicle gross profit benefited from our strong, consistent sales performance, which resulted in fewer pricing markdowns being made, as well as a more stable underlying environment.

▪
CAF income increased 14% to $32.0 million from $28.0 million in the third quarter of fiscal 2006 despite the inclusion of $6.1 million of favorable items in last year's quarter.  The improvement reflected growth in retail vehicle sales and managed receivables, an improvement in the gain on loans originated and sold, and an increase in the average amount financed.

▪
Selling, general, and administrative expenses as a percent of net sales and operating revenues (the "SG&A ratio") decreased to 10.6% from 11.8% in the third quarter of fiscal 2006. We benefited from the leverage of fixed expenses generated by our strong comparable store sales growth.

▪
As a result of adopting SFAS 123(R) in fiscal 2007, we recognized share-based compensation expense of $0.03 per share in both the third quarter of fiscal 2007 and the third quarter of fiscal 2006, as restated.

▪	Net cash provided by operations for the nine months ended November 30, 2006, was $137.6 million compared with $139.1 million in the first nine months of fiscal 2006.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in the CarMax, Inc. 2006 Annual Report to Shareholders, which is included as Exhibit 13.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2006. These policies relate to securitization transactions, revenue recognition, income taxes, and the defined benefit retirement plan.

RESULTS OF OPERATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2006	%	2005	%	2006	%	2005	%
Used vehicle sales	$1,377.6	77.9	$1,087.1	76.3	$4,365.4	78.2	$3,527.4	76.1
New vehicle sales	109.9	6.2	113.3	8.0	349.6	6.3	399.3	8.6
Wholesale vehicle sales	226.4	12.8	174.2	12.2	696.0	12.5	554.5	12.0
Other sales and revenues:
Extended service plan revenues	27.1	1.5	22.6	1.6	85.1	1.5	72.7	1.6
Service department sales	21.6	1.2	23.0	1.6	68.6	1.2	70.4	1.5
Third-party finance fees, net	5.6	0.3	3.8	0.3	18.2	0.3	11.8	0.3
Total other sales and revenues	54.3	3.1	49.3	3.5	171.9	3.1	155.0	3.3
Total net sales and operating revenues	$1,768.1	100.0	$1,424.0	100.0	$5,582.8	100.0	$4,636.2	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2006	2005	2006	2005
Vehicle units:
Used vehicles	18%	13%	16%	18%
New vehicles	(3)%	(2)%	(12)%	1%
Total	17%	12%	14%	17%

Vehicle dollars:
Used vehicles	27%	17%	24%	22%
New vehicles	(3)%	(1)%	(12)%	3%
Total	24%	15%	20%	19%

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

Comparable store used unit sales growth is one of the key drivers of our profitability. A CarMax store is included in comparable store sales beginning in the store’s fourteenth full month of operation.

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2006	2005	2006	2005
Vehicle units:
Used vehicles	13%	3%	8%	7%
New vehicles	(3)%	(6)%	(12)%	2%
Total	12%	3%	7%	6%

Vehicle dollars:
Used vehicles	21%	7%	16%	10%
New vehicles	(3)%	(5)%	(13)%	3%
Total	19%	6%	13%	9%

Used Vehicle Sales.  The 27% increase in used vehicle dollar sales in the third quarter of fiscal 2007 resulted from an 18% increase in unit sales and a 7% increase in average retail selling price. The unit sales growth reflected the combination of a 13% increase in comparable store used unit sales, together with sales from newer superstores not yet in the comparable store base. Our comparable store used unit growth benefited from strong store and Internet traffic and continued strong execution by our store teams. We believe many factors contributed to the strong customer traffic, including among others, our increased Internet visibility resulting from recent improvements to our www.carmax.com website and the expansion of our Internet classified advertising. The increase in average retail selling price was primarily the result of a shift in vehicle mix, as we continued to experience a resurgence in the sales of SUVs and trucks, which we believe were adversely affected in the prior year by consumer reaction to higher gas prices. Sales of luxury vehicles also continued to comprise an increased percentage of our sales.

As anticipated, the curtailment of subprime sales in CarMax stores located in certain states beginning in the second half of fiscal 2006 had a slightly adverse effect on third quarter used unit sales compared with the prior year's quarter. This adverse effect was largely offset by incremental sales financed by two new third-party nonprime finance providers added in the second half of fiscal 2006.

The 24% increase in used vehicle dollar sales in the first nine months of fiscal 2007 resulted from a 16% increase in unit sales and a 7% increase in average retail selling price. The unit sales growth reflected an 8% increase in comparable store used unit sales, together with sales from newer superstores not yet in the comparable store base. Our comparable store used unit growth benefited from strong store and Internet traffic and continued strong execution by our store teams. Similar to our experience in the third quarter, the increase in average retail selling price for the nine-month period reflected a return to a more normalized mix of SUV and truck sales compared with the prior year when sales of these types of vehicles were adversely affected by rising gasoline prices. The increase in average retail selling price also reflected the growing percentage of luxury vehicles in our sales mix.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle dollar sales declined by 3% in the third quarter of fiscal 2007 and 12% in the first nine months of fiscal 2007. The declines were substantially the result of decreases in unit sales, and in part they reflect our strategic decision in fiscal 2007 to increase targeted gross profit dollars per unit on new vehicles. We had anticipated that this decision would result in some reduction in new vehicle unit sales. The decline in unit sales in the first nine months of fiscal 2007 also reflected the challenging comparison with the prior year period, which benefited from unusually large new car sales generated by the domestic new car manufacturers’ employee pricing programs in the summer of fiscal 2006.

Wholesale Vehicle Sales. The 30% increase in wholesale vehicle dollar sales in the third quarter of fiscal 2007 was principally the result of an increase in wholesale unit sales. Our wholesale unit sales benefited from a substantial increase in appraisal traffic, in part spurred by our strong increase in third quarter used vehicle sales, together with the growth in our store base. Vehicles acquired through the appraisal process that do not meet our retail standards are sold at our on-site wholesale auctions.

The 26% increase in wholesale vehicle dollar sales in the first nine months of fiscal 2007 reflected a 20% increase in wholesale unit sales and a 4% increase in average wholesale selling price. Similar to the third quarter, wholesale sales for the first nine months of the year benefited from increases in our appraisal traffic and from the expansion in our store base.

Other Sales and Revenues. Other sales and revenues include commissions on the sale of extended service plans, service department sales, and third-party finance fees. Compared with the corresponding prior year periods, other sales and revenues increased 10% in the third quarter of fiscal 2007 and 11% in the first nine months of fiscal 2007. The increases were primarily the result of increased sales of extended service plans and an increase in third-party finance fees. Extended service plan sales benefited from the growth in used unit sales, and third-party finance fees benefited from the decline in subprime-financed sales. We record the discount at which the subprime lender purchases these sales as an offset to third-party finance fee revenues.

Impact of Inflation. Inflation has not been a significant contributor to results. Profitability is based on achieving targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.

Seasonality. Most of our superstores experience their strongest traffic and sales in the spring and summer fiscal quarters. Sales are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period. In the fall quarter, the new model year introductions and discounts on model year closeouts generally can cause rapid depreciation in used car pricing, particularly for late-model used cars.   Customer traffic also tends to slow in the fall as the weather gets colder and as customers shift their spending priorities toward holiday-related expenditures. Seasonal patterns for car buying and selling may vary in different parts of the country and, as CarMax expands geographically, these differences could have an effect on the overall seasonal pattern of the company’s results.

Supplemental Sales Information.

UNIT SALES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2006	2005	2006	2005
Used vehicles	79,009	66,680	250,121	216,439
New vehicles	4,532	4,675	14,610	16,599
Wholesale vehicles	51,833	40,228	158,267	132,357

AVERAGE SELLING PRICES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2006	2005	2006	2005
Used vehicles	$17,247	$16,147	$17,273	$16,157
New vehicles	$24,118	$24,081	$23,779	$23,896
Wholesale vehicles	$4,258	$4,247	$4,288	$4,105

RETAIL VEHICLE SALES MIX

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2006	2005	2006	2005
Vehicle units:
Used vehicles	95%	93%	94%	93%
New vehicles	5	7	6	7
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	93%	91%	93%	90%
New vehicles	7	9%	7	10
Total	100%	100%	100%	100%

Retail Stores. We opened two superstores late in the third quarter of fiscal 2007, including a satellite superstore in the Los Angeles market, and a standard superstore in Fredericksburg, Va., which is part of the Washington, D.C., market. In the first half of the year, we entered the Hartford, Conn., market with a standard superstore; the Columbus, Ohio, market with a standard and a satellite superstore; and the Oklahoma City, Okla., market with a standard superstore. The opening in Hartford represented our first superstore in the Northeast. We plan to open four additional superstores in the fourth quarter, including our first small market format store in Charlottesville, Va., which opened in December, bringing total superstore openings in fiscal 2007 to ten.

Late in the first quarter of fiscal 2007, we opened our first CarMax Car Buying Center, which focuses on appraisals and vehicle purchases. This test site in the Atlanta market is part of a long-term effort to increase appraisal traffic and retail vehicle sourcing self-sufficiency.

RETAIL STORES

	Estimate February 28, 2007	November 30, 2006	February 28, 2006	November 30, 2005	February 28, 2005
Mega superstores(1)	13	13	13	13	13
Standard superstores(2) (4)	40	39	35	35	30
Satellite superstores(3) (4)	24	21	19	19	15
Total used car superstores	77	73	67	67	58
Co-located new car stores	4	4	4	4	3
Total	81	77	71	71	61

(1)	Generally 70,000 to 95,000 square feet on 20 to 35 acres.
(2)	Generally 40,000 to 60,000 square feet on 10 to 25 acres.
(3)	Generally 10,000 to 20,000 square feet on 4 to 10 acres.
(4)	The Kenosha, Wisc. superstore has been reclassified from a satellite to a standard superstore.

We have a total of seven new car franchises, and we expect to maintain long-term relationships with the automotive manufacturers that we currently represent. Two franchises are integrated within used car superstores, and the remaining five franchises are operated from four facilities that are co-located with select used car superstores.

GROSS PROFIT

	Three Months Ended November 30				Nine Months Ended November 30
	2006		2005		2006		2005
	$ per unit (1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle	1,898	10.9	1,758	10.8	1,929	11.1	1,807	11.1
New vehicle	1,108	4.6	866	3.6	1,168	4.9	943	3.9
Wholesale vehicle	742	17.0	726	16.8	721	16.4	641	15.3
Other	421	64.8	374	54.0	440	67.8	395	59.3
Total	2,736	12.9	2,483	12.4	2,758	13.1	2,504	12.6

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. We target a similar dollar amount of gross profit per used unit, regardless of retail price. Our ability to quickly adjust appraisal offers to stay in line with the broader market trade-in trends and our rapid inventory turns, which reduce our exposure to the inherent continual depreciation in used vehicle values, contribute to our ability to manage our gross profit dollars per unit. In addition, over the past few years, we have continued to refine our car-buying strategies, which we believe has benefited our used vehicle gross profits.

Compared with the third quarter and the first nine months of fiscal 2006, our fiscal 2007 used vehicle gross profit increased $140 per unit and $122 per unit, respectively. These increases reflected the benefit of our strong, consistent sales performance throughout the first nine months of fiscal 2007. We believe several external factors contributed to sales volatility in prior years, including significant changes in gasoline prices, new vehicle incentives, interest rates, and consumer confidence. We did not experience significant changes in these factors in fiscal 2007, which we believe contributed to a more stable environment. We employ a volume-based strategy, and we systematically markdown individual vehicle prices based on our proprietary pricing algorithms in order to appropriately balance sales growth, inventory turns, and gross profit achievement. When customer traffic and our sales pace are consistently strong, we generally take fewer pricing markdowns, which in turn maximizes our gross profit dollars. In addition, gross profit in the prior year’s periods was adversely affected by slowing demand for gas-guzzling SUVs and trucks, which resulted in higher pricing markdowns for these vehicles.

New Vehicle Gross Profit. Compared with the third quarter and first nine months of last year, our fiscal 2007 new vehicle gross profit increased $242 per unit and $225 per unit, respectively. These increases primarily reflected our strategic decision to increase targeted new vehicle gross profit dollars per unit. While this decision contributed to the decline in new vehicle unit sales, it resulted in an increase in the total gross profit contribution from new vehicles in the first nine months of fiscal 2007.

Wholesale Vehicle Gross Profit. Compared with the third quarter and first nine months of fiscal 2006, our fiscal 2007 wholesale gross profit increased $16 per unit and $80 per unit, respectively. Wholesale vehicle profitability has steadily increased over the last several years, reflecting the combined benefits of improvements and refinements in our car-buying strategies, our appraisal delivery processes, and our in-store auction processes. We have made continuous improvements in these processes, which we believe have allowed us to become more efficient. Our in-store auctions have benefited from our initiatives to increase average dealer attendance, which we believe has allowed us to achieve better price realizations.

For the third quarter, we had anticipated that our wholesale gross profit per unit would decline compared with the unusually high level achieved in fiscal 2006. In the prior year’s third quarter, we believe our wholesale gross profit per unit benefited from a temporary shortfall in supply and an unusually strong demand for older and higher mileage vehicles occurring in the aftermath of Hurricane Katrina. These older, higher mileage vehicles comprise the majority of our wholesale units and, as a result, we experienced a record level of attendance at our auctions in the prior year. In the current year’s third quarter, we believe the combination of our process improvements and a more-moderate-than-normal seasonal decline in wholesale market prices benefited our results.

Other Gross Profit. Compared with the corresponding prior year periods, other gross profit per unit increased $47 per unit in the third quarter and $45 per unit in the first nine months of fiscal 2007. The improvements were primarily the result of the growth in third-party finance fees and an improvement in our extended service plan revenues and service margin. The service department, which is the only category within other sales and revenues that has an associated cost of sales, reported higher profits, reflecting the greater overhead expense absorption provided by the increased vehicle sales and reconditioning volumes.

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

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2006	%	2005	%	2006	%	2005	%
Total gain income(1)	$23.7	4.4	$20.9	5.0	$77.4	4.5	$58.7	4.2

Other CAF income: (2)
Servicing fee income	8.2	1.0	7.0	1.0	23.5	1.0	20.5	1.0
Interest income	6.8	0.9	5.6	0.8	19.2	0.9	15.7	0.8
Total other CAF income	15.0	1.9	12.6	1.9	42.7	1.9	36.2	1.8

Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	3.1	0.4	2.7	0.4	8.8	0.4	7.6	0.4
Other direct CAF expenses	3.6	0.5	2.9	0.4	10.4	0.5	8.4	0.4
Total direct CAF expenses	6.7	0.9	5.6	0.8	19.2	0.9	16.0	0.8
CarMax Auto Finance income (3)	$32.0	1.8	$28.0	2.0	$100.9	1.8	$78.9	1.7

Total loans sold	$538.7		$416.6		$1,728.7		$1,405.9
Average managed receivables	$3,147.9		$2,705.9		$3,006.4		$2,626.6
Ending managed receivables	$3,180.8		$2,710.7		$3,180.8		$2,710.7

Total net sales and operating revenues	$1,768.1		$1,424.0		$5,582.8		$4,636.2

Percent columns indicate:
(1)	Percent of loans sold.
(2)	Annualized percent of average managed receivables.
(3)	Percent of total net sales and operating revenues.

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

Total gain income in fiscal 2007 and fiscal 2006 also included the effects of retained interest valuation adjustments. In addition, total gain income in fiscal 2006 included a benefit related to the repurchase and resale of receivables in existing public securitizations. The following table provides information on the aggregate effect of these items on gain income, loans sold, and gain spread.

GAIN INCOME AND LOANS SOLD

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2006	2005		2006		2005
Gain on sales of loans originated and sold	$23.0	$14.9		$64.7		$46.2
Other gain income	0.7	6.1		12.8		12.5
Total gain income	$23.7	$20.9		$77.4		$58.7

Loans originated and sold	$538.7	$416.6	[$	1,687.6	]	$1,354.4
Receivables repurchased from public securitizations and resold	–	–		[41.0	]	51.5
Total loans sold	$538.7	$416.6	[ $	1,728.7	]	$1,405.9

Gain percentage on loans originated and sold	4.3%	3.6%		3.8%		3.4%
Total gain income as a percentage of total loans sold	4.4%	5.0%		4.5%		4.2%

In the third quarter of fiscal 2007, CAF income increased 14% to $32.0 million from $28.0 million in the prior year's third quarter, despite the challenging comparison with last year's quarter that included $6.1 million of favorable items.  Excluding favorable items in both years, CAF income increased $9.4 million or 43%.  CAF income benefited from the growth in retail vehicle unit sales, an increase in the gain spread, an increase in the average amount financed, and an increase in managed receivables.  The third quarter gain spread increased to 4.3% in fiscal 2007 compared with 3.6% in fiscal 2006, reflecting changes in the interest rate environment.  In fiscal 2006, our funding costs were rising faster than consumer rates resulting in a lower gain spread.  In fiscal 2007, relative stability in our funding cost allowed us to achieve a higher gain spread.

In the third quarter of last year, we recognized $6.1 million, or $0.03 per share, of other gain income, principally comprised of favorable valuation adjustments resulting from lowering the loss rate assumptions on pools of previously securitized receivables. We believe these pools of receivables experienced lower-than-expected loss rates as a result of a combination of factors, including better-than-expected performance of our credit scorecard, favorable economic conditions, and an improved recovery rate. In the third quarter of fiscal 2007, other gain income was $0.7 million, or less than $0.01 per share, as the effect of modestly higher-than-anticipated loss experience on our most recent securitizations was offset by the effect of favorable loss experience on older securitizations.

For the nine months ended November 30, 2006, CAF income increased 28% to $100.9 million from $78.9 million in the first nine months of the prior year. CAF income benefited from the growth in retail vehicle unit sales, an increase in the gain spread, an increase in the average amount financed, an increase in CAF’s penetration rate, and an increase in managed receivables. For the nine-month period, the gain spread increased to 3.8% in fiscal 2007 from 3.4% in fiscal 2006, as relative stability in the interest rate market allowed us to achieve a higher gain spread.

We recognized other gain income of $12.8 million, or $0.07 per share, in the first nine months of fiscal 2007 compared with $12.5 million, or $0.07 per share, in the corresponding period in the prior year. Other gain income in the fiscal 2007 period was primarily comprised of favorable valuation adjustments. Other gain income in the fiscal 2006 period included approximately $0.04 per share of favorable valuation adjustments, $0.02 per share of favorable effects from new public securitizations, and $0.01 per share of favorable effect from the repurchase and resale of receivables in existing public securitizations. The favorable valuation adjustments in the fiscal 2007 and the fiscal 2006 periods primarily resulted from lowering loss rate assumptions on pools of previously securitized receivables.

The company’s securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance. This option was exercised on the 2002-2 securitization in the second quarter of fiscal 2007, and it was exercised on the 2001-2 securitization in the first quarter of fiscal 2006. In each case, all remaining eligible receivables were subsequently resold into the warehouse facility. In the fiscal 2006 transaction, the remaining receivables carried interest rates that were higher than the then-current funding cost in the warehouse facility, resulting in the earnings benefit of $0.01 per share.

In future periods, the effects of refinancing, repurchase, and resale activity could be either favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28
(In millions)	2006	2005	2006	2005
Loans securitized	$3,108.5	$2,654.6	$2,710.4	$2,427.2
Loans held for sale or investment	72.3	56.1	62.0	67.7
Ending managed receivables	$3,180.8	$2,710.7	$2,772.5	$2,494.9
Accounts 31+ days past due	$61.2	$43.3	$37.4	$31.1
Past due accounts as a percentage of ending managed receivables	1.93%	1.60%	1.35%	1.24%

CREDIT LOSS INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2006	2005	2006	2005
Net credit losses on managed receivables	$6.7	$5.3	$13.7	$13.4
Average managed receivables	$3,147.9	$2,705.9	$3,006.4	$2,626.6
Annualized net credit losses as a percentage of average managed receivables	0.85%	0.78%	0.61%	0.68%
Recovery rate	49.2%	48.5%	50.6%	49.3%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables. If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, our earnings could be impacted.  For the three months ended November 30, 2006, both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables increased moderately.  We believe the increases were the result of a combination of factors including a gradual shift in credit mix of the portfolio as well as less favorable general economic and industry trends.  Receivables originated in calendar years 2003, 2004, and early 2005 have experienced loss rates well below CAF's historical averages and targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard implemented in late 2002.  As it became evident that the scorecard was resulting in lower than expected loss rates, CAF gradually expanded its credit offer beginning in late 2004.  As a result, receivables originated in late 2005 and 2006 are experiencing higher loss and delinquency rates than receivables originated in 2003, 2004, and early 2005.  Despite the unfavorable variance to prior year, loss rates for the quarter were in line with our expectations and year-to-date loss rates were lower than expected.

Selling, General, and Administrative Expenses. The SG&A ratio declined 120 basis points to 10.6% in the third quarter of fiscal 2007 compared with 11.8% in the third quarter of the prior year. The decline primarily reflects the substantial fixed overhead leverage generated by our strong comparable store sales growth. The SG&A ratio also benefited modestly from a shift in the timing of approximately $2 million to $3 million of planned spending from the third quarter to the fourth quarter. In connection with the adoption of SFAS 123(R), we recognized $6.1 million, or $0.03 per share, of share-based compensation cost in the third quarter of fiscal 2007, including $5.6 million reflected in SG&A, compared with $5.6 million, or $0.03 per share, in last year’s third quarter, all of which was included in SG&A.

For the nine months ended November 30, 2006, the SG&A ratio declined 50 basis points to 10.3% compared with 10.8% in the corresponding period of last year. The leverage of fixed expenses associated with our strong comparable store sales growth in the first nine months of fiscal 2007 was partially offset by a 10 basis point increase related to higher share-based compensation costs. The increase in share-based compensation costs was driven, in large part, by the accelerated vesting of stock options upon the retirement of our former chief executive officer in the second quarter of fiscal 2007. We recognized $26.2 million, or $0.15 per share, of share-based compensation costs in the first nine months of fiscal 2007, including $24.5 million reflected in SG&A, compared with $16.3 million, or $0.09 per share, in the first nine months of last year, all of which was included in SG&A.

Income Taxes. The effective income tax rate was 38.2% in the third quarter of fiscal 2007, compared with 39.1% in the third quarter of fiscal 2006. For the first nine months of the fiscal year, the effective tax rate was 38.2% in  fiscal 2007 and 38.4% in fiscal 2006.

Operations Outlook.

Fiscal 2007 Comparable Store Sales and Earnings Per Share Expectations. Given our stronger-than-expected performance in the third quarter of fiscal 2007, we have increased our comparable store used unit growth and our earnings per share expectations for the current fiscal year. We now expect annual comparable store used unit growth for fiscal 2007 in the range of 8% to 9%, versus our previous expectations of 6% to 8%.

We now expect fiscal 2007 earnings per share in the range of $1.75 to $1.85, representing an increase of 39% to 47% compared with the $1.26 reported in fiscal 2006 after restatement for SFAS 123(R). We previously expected fiscal 2007 earnings per share in the range of $1.55 to $1.65. The revised fiscal 2007 expectations include an estimated $0.19 or $0.20 per share of share-based compensation expense resulting from the adoption of SFAS 123(R), compared with $0.13 per share included in the restated fiscal 2006 results. The revised fiscal 2007 expectations also include the $0.07 per share of CAF favorable items reported in the first nine months of fiscal 2007, while the fiscal 2006 full year results included $0.09 per share of CAF favorable items.

As is standard, our expectations are not adjusted for the possibility of unusual winter weather, which could adversely affect our fourth quarter results. In the fourth quarter, we expect the opportunity for SG&A leverage will be limited by the combination of higher store preopening costs in this year’s quarter, the shift in timing of certain spending from the third quarter to the fourth quarter, and the challenging comparison with last year’s fourth quarter when we benefited from unexpectedly favorable healthcare and property tax costs.

PLANNED SUPERSTORE OPENINGS

Location	Television Market	Market Status	Standard Superstores	Satellite Superstores
Fiscal 2007 - fourth quarter:

Charlottesville, Va.	Charlottesville	New market	-	1
New Haven, Conn.	Hartford / New Haven	Existing market	-	1
Fresno, Calif.	Fresno	New market	1	-
Austin, Tex.	Austin	Existing market	-	1
Total			1	3

Fiscal 2008:

Tucson, Ariz.	Tucson	New market	1	-
Milwaukee, Wis.	Milwaukee	New market	-	2
Gastonia, N.C.	Charlotte	Existing market	1	-
Torrance, Calif.	Los Angeles	Exisiting market	-	1
Roswell, Ga.	Atlanta	Existing market	-	1
Newport News, Va.	Norfolk / Va. Beach	Exisiting market	-	1
Ellicott City, Md.	DC / Baltimore	Existing market	-	1
San Diego, Calif.	San Diego	New market	-	1
Modesto, Calif.	Sacramento	Existing market	1	-
Omaha, Neb.	Omaha	New market	1	-
Riverside, Calif.	Los Angeles	Existing market	-	1
Jackson, Miss.	Jackson	New market	1	-
Total			5	8

We plan to open one standard superstore and three satellite superstores during the fourth quarter, bringing total fiscal 2007 store openings to ten.  Given their timing, we expect little, if any, contribution to fiscal 2007 sales and profits from stores opened in the fourth quarter. In addition, normal construction or other scheduling delays could shift the opening dates of stores into fiscal 2008.

During the fiscal year ending February 28, 2008, we expect to open 13 used car superstores, including 5 standard superstores and 8 satellite superstores. These store openings will expand our used car superstore base by approximately 17%, consistent with our target for used car superstore annual growth in the range of 15% to 20%. We will enter five new markets and expand our presence in six existing markets, geographically dispersed across the country. The opening plan also contains a mix of market sizes, ranging from San Diego, which is our first new large market in several years, to markets such as Omaha and Jackson.  We currently expect that five of the superstores will be opened in the first half of the year and the remaining eight in the second half of the year.  As is generally the case, normal construction, permitting, or other scheduling delays could shift opening dates of stores into the following fiscal year.

We now expect capital expenditures in fiscal 2007 to be approximately $190 million, compared with our previous expectation of approximately $215 million. The decrease in expected capital spending primarily reflects changes in the anticipated timing of construction  of superstores we plan to open in future years.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. Net cash from operations decreased slightly to $137.6 million in the first nine months of fiscal 2007 from $139.1 million in the first nine months of fiscal 2006, primarily reflecting an increase in working capital, substantially offset by higher fiscal 2007 net earnings. Inventory increased by $91.1 million in the first nine months of fiscal 2007, compared with a $29.8 million increase in last year’s first nine months. The increase reflected inventory purchases to support sales and new store openings, as well as a higher average inventory cost in the first nine months of fiscal 2007. Our retained interests in securitized receivables increased by $44.3 million in the first nine months of fiscal 2007 compared with an $11.0 million increase in the prior year period. The increase primarily reflected the growth in the carrying value of the interest-only strip receivable in fiscal 2007 resulting from the improvement in the gain spread. Accounts payable, accrued expenses and other current liabilities, and accrued income taxes increased by $58.5 million in the first nine months of fiscal 2007, compared with a $33.4 million increase in last year’s first nine months. The $25.1 million increase in the year-over-year growth in these current liabilities included $12.9 million related to purchases of inventory and $7.3 million related to accrued income taxes.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, discussed in Notes 3 and 4 to the company’s consolidated financial statements, totaled $3.11 billion at November 30, 2006, and $2.65 billion at November 30, 2005. At November 30, 2006, the warehouse facility limit was $825.0 million and unused warehouse capacity totaled $119.5 million. The warehouse facility matures in July 2007. We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet the future needs of the automobile finance operation.

Investing Activities. Net cash used in investing activities was $111.2 million in the first nine months of fiscal 2007, compared with $75.3 million in the first nine months of the prior year. Capital expenditures were $114.7 million in the first nine months of fiscal 2007, compared with $153.5 million in the first nine months of fiscal 2006. Capital expenditures primarily include store construction costs and the cost of land acquired for future year store openings. These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions. Higher capital expenditures in fiscal 2006 also reflected the costs associated with the completion of our new home office in October 2005.

Capital expenditures are funded through internally generated funds, short- and long-term debt, and sale-leaseback transactions. There were no sale-leaseback transactions in the first nine months of fiscal 2007.  In the first nine months of fiscal 2006, we generated $78.2 million of proceeds from the sales of assets, principally from sale-leaseback transactions involving five superstores.  At November 30, 2006, we owned 16 superstores currently in operation, as well as the company’s home office in Richmond, Virginia. In addition, six store facilities were accounted for as capital leases.

Financing Activities. Net cash used in financing activities was $35.7 million in the first nine months of fiscal 2007, compared with $63.7 million in the first nine months of fiscal 2006.  In the first nine months of fiscal 2007, we used cash generated from operations to reduce total debt by $73.6 million compared with a $72.0 million net reduction in the first nine months of fiscal 2006.

As of November 30, 2006, $86.4 million was outstanding under our revolving credit facility, with the remainder fully available to the company. The outstanding balance included $3.0 million of swing line loans classified as short-term debt and $83.4 million classified as current portion of long-term debt. The outstanding balance was classified as current at November 30, 2006, as management expects the outstanding balance to fluctuate and to be fully paid off at times during the next 12 months.

The company's revolving credit facility was amended in December 2006.  The term of the agreement was extended from August 2009 to December 2011 and aggregate borrowings available under the agreement were increased from $450 million to $500 million.

We expect that cash generated by operations, proceeds from securitization transactions, and, if needed, additional debt and sale-leaseback transactions will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The company cautions readers that the statements contained in this report about the company’s future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. The company disclaims any intent or obligation to update these statements. Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in the general U.S. or regional U.S. economy.
▪	Intense competition within the company's industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or the company’s access to sources of inventory.
▪	The significant loss of key employees from the company’s store, regional, or corporate management teams.
▪	The efficient operation of the company’s information systems.
▪	Changes in the availability or cost of capital and working capital financing.
▪	The company’s ability to acquire suitable real estate.
▪	The occurrence of adverse weather events.
▪	Seasonal fluctuations in the company’s business.
▪	The geographic concentration of the company’s superstores.
▪	The regulatory environment in which the company operates.
▪	The effect of various litigation matters.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 26 of this report, the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006, and its quarterly and current reports as filed with or furnished to the Securities and Exchange Commission. The company's filings are publicly available on our investor information home page at http://investor.carmax.com.  Requests for information may also be made to the Investor Relations department by email to investor_relations@carmax.com or by calling 1-804-747-0422 extension 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At November 30, 2006, and February 28, 2006, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating-rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings. However, changes in interest rates associated with underlying swaps may have a material impact on cash and the timing of cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES

(In millions)	November 30, 2006	February 28, 2006

Principal amount of:
Fixed-rate securitizations	$2,403.0	$2,126.4
Floating-rate securitizations synthetically altered to fixed	704.6	584.0
Floating-rate securitizations	0.9	–
Held for investment (1)	69.2	57.9
Held for sale (2)	3.1	4.1
Total	$3,180.8	$2,772.5

(1)	The majority is held by a bankruptcy-remote special purpose entity.
(2)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months and the nine months ended November 30, 2006.

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

As of the end of the period covered by this report, the company evaluated the effectiveness of the design and operation of its disclosure controls. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the company’s disclosure controls were effective as of the end of such period. There was no change in the company’s internal control over financial reporting that occurred during the quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 29, 2006, Heather Herron, et al. filed a putative class action lawsuit against 51 South Carolina automobile dealers, including CarMax Auto Superstores, Inc., in  the Court of Common Pleas  in  Aiken County, South Carolina. As of November 30, 2006, there were over 300 automobile dealers named as defendants in the lawsuit.  At this time, the lawsuit is in its initial stages and the company is evaluating the allegations and intends to defend itself vigorously.  The company is unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome. Additional  information  regarding this lawsuit can be found in Part I, Item 1, Note 10 of this Form 10-Q.

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

January 8, 2007

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