Form 10-Q
period 2007-05-31
CARMAX INC
filed 2007-07-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2007

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
Yes X	No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes _	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, par value $0.50	217,647,319

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 32.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended May 31
	2007	%	(1)	2006(2)	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,708,391	79.6		$1,461,120	77.5
New vehicle sales	112,615	5.2		118,408	6.3
Wholesale vehicle sales	261,152	12.2		247,296	13.1
Other sales and revenues	64,976	3.0		58,315	3.1

Net sales and operating revenues	2,147,134	100.0		1,885,139	100.0
Cost of sales	1,862,913	86.8		1,636,884	86.8

Gross profit	284,221	13.2		248,255	13.2
CarMax Auto Finance income	37,068	1.7		32,394	1.7
Selling, general, and administrative expenses	213,814	10.0		186,966	9.9
Interest expense	2,016	0.1		1,947	0.1
Interest income	378	–		267	–

Earnings before income taxes	105,837	4.9		92,003	4.9
Provision for income taxes	40,482	1.9		35,227	1.9

Net earnings	$65,355	3.0		$56,776	3.0

Weighted average common shares:
Basic	215,293			210,530
Diluted	220,130			214,111

Net earnings per share:
Basic	$0.30			$0.27
Diluted	$0.30			$0.27

(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2) Share and per share amounts have been adjusted for the effect of our 2-for-1 stock split in March 2007.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	May 31, 2007	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,029	$19,455
Accounts receivable, net	68,367	71,413
Automobile loan receivables held for sale	1,410	6,162
Retained interest in securitized receivables	221,894	202,302
Inventory	863,511	836,116
Prepaid expenses and other current assets	11,116	15,068

Total current assets	1,188,327	1,150,516

Property and equipment, net	702,431	651,850
Deferred income taxes	43,694	40,174
Other assets	42,698	43,033

TOTAL ASSETS	$1,977,150	$1,885,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,327	$254,895
Accrued expenses and other current liabilities	65,069	68,885
Accrued income taxes	43,235	23,377
Deferred income taxes	10,367	13,132
Short-term debt	3,680	3,290
Current portion of long-term debt	131,264	148,443

Total current liabilities	502,942	512,022

Long-term debt, excluding current portion	33,469	33,744
Deferred revenue and other liabilities	112,370	92,432

TOTAL LIABILITIES	648,781	638,198

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
217,303,448 and 216,028,166 shares issued and outstanding at
May 31, 2007, and February 28, 2007, respectively	108,652	108,014
Capital in excess of par value	601,369	587,546
Accumulated other comprehensive loss	(19,950)	(20,332)
Retained earnings	638,298	572,147

TOTAL SHAREHOLDERS’ EQUITY	1,328,369	1,247,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,977,150	$1,885,573

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended May 31
	2007	2006

Operating Activities:
Net earnings	$65,355	$56,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,835	8,075
Share-based compensation expense	9,332	6,686
Loss (gain) on disposition of assets	46	(2)
Deferred income tax benefit	(6,486)	(18,770)
Net decrease (increase) in:
Accounts receivable, net	3,046	6,221
Automobile loan receivables held for sale, net	4,752	(7,695)
Retained interest in securitized receivables	(19,592)	(9,591)
Inventory	(27,395)	(69,005)
Prepaid expenses and other current assets	3,952	(912)
Other assets	335	(218)
Net increase in:
Accounts payable, accrued expenses and other current liabilities, and accrued income taxes	10,522	54,044
Deferred revenue and other liabilities	20,697	22,476
Net cash provided by operating activities	75,399	48,085

Investing Activities:
Capital expenditures	(60,883)	(25,139)
Proceeds from sales of assets	4	59
Sales of money market securities	4,000	10,380
Purchases of investment securities available-for-sale	(4,000)	(10,380)
Net cash used in investing activities	(60,879)	(25,080)

Financing Activities:
Increase in short-term debt, net	390	645
Payments on long-term debt	(17,454)	(29,234)
Equity issuances, net	3,725	6,313
Excess tax benefits from share-based payment arrangements	1,393	3,555
Net cash used in financing activities	(11,946)	(18,721)

Increase in cash and cash equivalents	2,574	4,284
Cash and cash equivalents at beginning of year	19,455	21,759
Cash and cash equivalents at end of period	$22,029	$26,043
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

Basis of Presentation. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform with the current period presentation, including changes in certain retirement plan liabilities, which have been reclassified on our consolidated statements of cash flows from accounts payable, accrued expenses and other current liabilities, and accrued income taxes to deferred revenue and other liabilities.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements  and footnotes  included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.

On February 22, 2007, the board of directors declared a 2-for-1 stock split in the form of a common stock dividend for shareholders of record on March 19, 2007, which was distributed on March 26, 2007.  All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect our stock split.

Cash and Cash Equivalents. Cash equivalents of $1.6 million at May 31, 2007, and $1.5 million at February 28, 2007, consisted of highly liquid investments with original maturities of three months or less.

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

	Three Months Ended May 31
(In millions)	2007	2006
Total gain income	$27.8	$24.8
Other CAF income:
Servicing fee income	8.9	7.5
Interest income	7.8	6.0
Total other CAF income	16.7	13.5

Direct CAF expenses:
CAF payroll and fringe benefit expense	3.6	2.8
Other direct CAF expenses	3.8	3.2
Total direct CAF expenses	7.4	6.0
CarMax Auto Finance income	$37.1	$32.4

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

	Three Months Ended May 31
(In millions)	2007	2006
Net loans originated	$642.3	$566.7
Total loans sold	$647.0	$559.1
Total gain income (1)	$27.8	$24.8
Total gain income as a percentage of total loans sold (1)	4.3%	4.4%

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

The fair value of the retained interest was $221.9 million as of May 31, 2007, and $202.3 million as of February 28, 2007.  The retained interest had a weighted average life of 1.6 years as of May 31, 2007, and 1.5 years as of February 28, 2007. The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance.

Interest-only strip receivables. Interest-only strip receivables represent the present value of residual cash flows that we expect to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy, and developments in the interest rate markets; therefore, actual performance may differ from these assumptions. We evaluate the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Reserve accounts. We are required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount on deposit in reserve accounts was $33.6 million as of May 31, 2007, and $31.5 million as of February 28, 2007.

Required excess receivables. The total value of the securitized receivables must exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required excess receivables was $71.0 million as of May 31, 2007, and $57.0 million as of February 28, 2007.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at May 31, 2007, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.40%-1.52%	$8.0	$15.5
Cumulative loss rate	1.20%-2.45%	$6.2	$12.4
Annual discount rate	12.00%	$3.2	$6.3

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

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 28
(In millions)	2007	2006	2007	2006
Accounts 31+ days past due	$68.4	$41.8	$56.9	$37.4
Ending managed receivables	$3,475.9	$2,925.9	$3,311.0	$2,772.5
Past due accounts as a percentage of ending managed receivables	1.97%	1.43%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2007	2006
Net credit losses on managed receivables	$5.5	$2.7
Average managed receivables	$3,411.4	$2,860.7
Annualized net credit losses as a percentage of average managed receivables	0.64%	0.38%
Recovery rate	52.8%	53.5%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended May 31
(In millions)	2007	2006
Proceeds from new securitizations	$489.0	$450.0
Proceeds from collections reinvested in revolving period securitizations	$303.6	$247.9
Servicing fees received	$8.7	$7.3
Other cash flows received from the retained interest:
Interest-only strip receivables	$21.8	$19.0
Reserve account releases	$0.3	$0.2

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  There were no balances previously outstanding in public securitizations that were refinanced through the warehouse facility in the first quarters of fiscal 2008 or fiscal 2007.  Proceeds received when we refinance receivables in public securitizations are excluded from this table as they are not considered new securitizations.

Proceeds from collections. Proceeds from collections reinvested in revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees. Servicing fees received represent cash fees paid to CarMax to service the securitized receivables.

Other cash flows received from the retained interest. Other cash flows received from the retained interest represent cash that we receive from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to us from reserve accounts.

Financial Covenants and Performance Triggers.  Certain of the securitization agreements include various financial covenants and performance triggers.  These agreements require us to meet financial covenants related to maintaining minimum tangible net worth, maximum total liabilities to tangible net worth ratio, minimum current ratio, and minimum fixed charge coverage ratio.  Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, loss rates, and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, we may be unable to continue to securitize receivables through the warehouse facility.  At May 31, 2007, we were in compliance with the financial covenants, and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We enter into amortizing fixed-pay interest rate swaps relating to our automobile loan receivable securitizations.  Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the first quarter of fiscal 2008, we entered into fifteen 40-month amortizing interest rate swaps with initial notional amounts totaling $542.0 million. The amortized notional amount of all outstanding swaps  related to the automobile loan receivable  securitizations was $336.9 million at May 31, 2007, and $597.5 million at February 28, 2007.  The fair value of swaps included in prepaid expenses and other current assets totaled a net asset of $1.0 million at May 31, 2007, and the fair value of swaps included in accounts payable totaled a net liability of $1.0 million at February 28, 2007.

The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments.  Market risk is the exposure created by potential fluctuations in interest rates.  We do not anticipate significant market risk from swaps as they are used to match funding costs to the use of the funding.  Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$3,663	$3,012	$93	$136	$3,756	$3,148
Interest cost	1,359	1,024	103	99	1,462	1,123
Expected return on plan assets	(890)	(737)	–	–	(890)	(737)
Amortization of prior service cost	9	9	6	6	15	15
Recognized actuarial loss	522	438	46	62	568	500
Net pension expense	$4,663	$3,746	$248	$303	$4,911	$4,049

We made no contributions to the pension plan during the first quarter of fiscal 2008.  We expect to contribute approximately $10.0 million to the pension plan in fiscal 2008.

7.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees, and the non-employee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants, or a combination of awards.

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price. Stock options are granted at an exercise price equal to the fair market value of our stock on the grant date. Substantially all of the stock options vest annually in equal amounts over periods of three years to four years.  These stock options generally expire no later than ten years after the date of the grant.  Restricted stock awards are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date.

In fiscal 2006 and prior years, we primarily awarded nonqualified stock options to employees that received share-based compensation.  Beginning in fiscal 2007, the substantial majority of employees receiving awards now receive restricted stock instead of stock options.  Senior management continues to receive awards of nonqualified stock options.  Non-employee directors continue to receive awards of nonqualified stock options and stock grants.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended May 31
(In thousands)	2007	2006
Cost of sales	$457	$339
CarMax Auto Finance income	301	216
Selling, general, and administrative expenses	8,916	6,379
Share-based compensation expense, before income taxes	$9,674	$6,934

We measure share-based compensation cost at the grant date, based on the estimated fair value of the award and the number of awards expected to vest. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period of the equity grant. Our employee stock purchase plan is considered a liability-classified compensatory plan, and the associated costs of $0.3 million in the first quarter of fiscal 2008 and $0.2 million in the first quarter of fiscal 2007 are included in share-based compensation expense.  There were no capitalized share-based compensation costs at May 31, 2007 or 2006.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2007	13,775	$12.39
Options granted	1,660	$24.99
Options exercised	(390	$9.56
Options forfeited or expired	(27	$12.80
Outstanding as of May 31, 2007	15,018	$13.86	6.2	$144,127
Exercisable as of May 31, 2007	7,949	$11.12	5.3	$96,583

For the three months ended May 31, 2007 and 2006, we granted nonqualified options to purchase 1,659,760 and 1,828,200 shares of common stock, respectively.  The total cash received from employees as a result of employee stock option exercises, net of payroll taxes withheld, was $3.7 million in the first quarter of fiscal 2008 and $6.2 million in the first quarter of fiscal 2007. We settle employee stock option exercises with authorized but unissued shares of CarMax common stock. The total intrinsic value of options exercised was $6.0 million for the first quarter of fiscal 2008 and $12.4 million for the first quarter of fiscal 2007. We realized related income tax benefits of $2.2 million in the first quarter of fiscal 2008 and $4.6 million in the first quarter of fiscal 2007.

OUTSTANDING STOCK OPTIONS

As of May 31, 2007	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.44	591	0.8	$2.44	591	$2.44
$6.62 to $9.30	2,567	5.8	$7.16	2,567	$7.16
$10.74 to $13.42	5,179	6.5	$13.21	2,027	$13.27
$14.13 to $15.72	3,142	6.8	$14.71	2,322	$14.67
$16.33 to $22.29	1,879	5.9	$17.14	442	$17.10
$24.99	1,660	6.8	$24.99	–	$–
Total	15,018	6.2	$13.86	7,949	$11.12

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model.  In computing the value of the option, the binomial model considers characteristics of fair value option pricing that are not available for consideration under the Black-Scholes model, such as the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder. For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.  For grants to nonemployee directors, we will continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair value at the date of grant for options granted during the three month periods ended May 31, 2007 and 2006, was $8.56 and $7.07 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $37.1 million at May 31, 2007.  These costs are expected to be recognized over a weighted average period of 2.3 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Three Months Ended May 31
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	28.0% - 54.0%	29.8% - 63.4%
Weighted average expected volatility	39.8%	47.6%
Risk-free interest rate(2)	4.6% - 5.0%	4.8% - 5.1%
Expected term (in years)(3)	4.2 - 4.4	4.5 - 4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 1, 2007	920	$17.20
Restricted stock granted	904	$24.99
Restricted stock vested or cancelled	(18)	$20.56
Outstanding at May 31, 2007	1,806	$21.06

For the three months ended May 31, 2007, and May 31, 2006, we granted to our employees restricted stock of 903,515 shares and 983,500 shares, respectively. The fair value of a restricted stock award is determined and fixed based on the price of our stock on the grant date. The unrecognized compensation    costs   related to nonvested  restricted   stock  awards  totaled   $27.5   million  at May 31, 2007.  These costs are expected to be recognized over a weighted average period of 2.3 years.

8.	Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes a consistent framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than fifty percent likely to be realized. FIN 48 also established new disclosure requirements related to tax reserves.  We adopted FIN 48 as of March 1, 2007, recording a decrease of $0.8 million in accrued tax reserves and a corresponding increase in retained earnings.

At March 1, 2007, we had $24.4 million of gross unrecognized tax benefits, $1.5 million of which, if recognized, would affect the company’s effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial position, or cash flows.

Our continuing practice is to recognize interest and penalties related to income tax matters in selling, general, and administrative costs.  As of March 1, 2007, we had accrued $4.7 million for interest.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With few insignificant exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for fiscal years before 2003.

9.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended May 31
(In thousands except per share data)	2007	2006
Net earnings available to common shareholders	$65,355	$56,776

Weighted average common shares outstanding	215,293	210,530
Dilutive potential common shares:
Stock options	4,416	3,581
Restricted stock	421	–
Weighted average common shares and dilutive potential common shares	220,130	214,111
Basic net earnings per share	$0.30	$0.27
Diluted net earnings per share	$0.30	$0.27

Certain options were outstanding and not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during the period.  As of May 31, 2007, options to purchase 1,668,760 shares of common stock with exercise prices ranging from $22.28 to $24.99 per share were outstanding and not included in the calculation.  As of May 31, 2006, options to purchase 6,905,846 shares with exercise prices ranging from $13.19 to $21.72 per share were outstanding and not included in the calculation.

10.	Long-Term Debt

As of May 31, 2007, $133.9 million was outstanding under our $500 million revolving credit facility, with the remainder fully available to us.  The outstanding balance included $3.7 million of loans classified as short-term debt and $130.2 million classified as current portion of long-term debt.  We classified the outstanding balance at May 31, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of May 31, 2007, consisted of $1.1 million classified as current portion of long-term debt and $33.5 million classified as long-term debt.

11.	Accumulated Other Comprehensive Loss

Changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss (“AOCL”).  Changes in each component of AOCL for the three months ended May 31, 2007, net of income taxes, are presented below.  There was no AOCL for the three months ended May 31, 2006.

(In thousands)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance at February 28, 2007	20,094	238	20,332
Amortization expense	(372)	(10)	(382)
Balance at May 31, 2007	19,722	228	19,950

12.	Contingencies

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate four stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief, and the recovery of attorneys’ fees.

At this time, the suit is in its initial stages, and we are evaluating the allegations to determine our response and  potential defenses. We are unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period.  CarMax will be required to adopt SFAS 157 as of March 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings.  SFAS 159 will be effective for our fiscal year beginning March 1, 2008.  We are currently evaluating the impact of adopting SFAS 159 on our financial position, results of operations, and cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as well as our consolidated financial statements and the accompanying notes included in this Form 10-Q.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.,” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages in tables may not total due to rounding.  Certain prior year amounts have been reclassified to conform to the current presentation.  All share and per share amounts for prior periods have been adjusted to reflect our 2-for-1 common stock split in March 2007.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  As of May 31, 2007, we operated 80 used car superstores in 38 markets, including 28 mid-sized markets, 9 large markets, and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated seven new car franchises, all of which were integrated or co-located with our used car superstores.

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

CarMax provides financing to qualified customers through CarMax Auto Finance (“CAF”), the company’s finance operation, Bank of America, and through several other third-party lenders.  We collect fixed, prenegotiated fees from the majority of our third-party lenders, and we periodically test additional lenders.  CarMax has no recourse liability for loans provided by third-party lenders.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party service plans.  Extended service plan revenues represent commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept.  We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion.  We target a similar dollar amount of gross profit per used unit, regardless of retail price.  Used unit sales growth is our primary focus.  We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year.  In fiscal 2008, we plan to open 13 superstores, expanding our store base by approximately 17%.  The fiscal 2008 store openings are primarily comprised of standard superstores in new mid-sized markets and satellite fill-in superstores in established markets.  Over the long term, we expect comparable store used unit sales increases to average in the range of 4% to 8%, reflecting the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels, and underlying industry sales growth.  We estimate that our stores generally reach basic maturity sales levels in their fifth year of operation.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.

Fiscal 2008 First Quarter Highlights

▪
Net sales and operating revenues increased 14% to $2.15 billion from $1.89 billion in the first quarter of fiscal 2007, while net earnings increased 15% to $65.4 million, or $0.30 per share, from $56.8 million, or $0.27 per share.

▪
Total used vehicle unit sales increased 15%, reflecting the combination of the growth in our store base and a 6% increase in comparable store used unit sales.  Wholesale vehicle unit sales increased 7%, reflecting the challenging comparison with the first quarter of fiscal 2007, when wholesale unit sales climbed 21%.

▪	We opened three used car superstores in the first quarter, entering two new mid-sized markets with one standard superstore and two satellite superstores.
▪
Our total gross profit per retail unit increased modestly to $2,801 from $2,783 in the prior year’s first quarter, with an improvement in our wholesale vehicle gross profit per unit largely offset by a reduction in new vehicle gross profit.

▪
CAF income increased 14% to $37.1 million from $32.4 million in the first quarter of fiscal 2007, reflecting an improvement in the gain on loans originated and sold, and the growth in retail vehicle sales and managed receivables.  CAF income in the prior year’s first quarter included a benefit of $6.0 million, or $0.02 per share for favorable items, primarily attributable to valuation adjustments to the retained interest.

▪
Selling, general, and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased slightly to 10.0% from 9.9% in the first quarter of fiscal 2007.  As expected, our SG&A spending in the current year related to planned strategic, operational, and Internet initiatives precluded achieving overhead leverage from our sales growth.

▪
Net cash provided by operations increased to $75.4 million compared with $48.1 million in the first quarter of fiscal 2007, primarily reflecting the improvement in fiscal 2008 net earnings and a change in deferred taxes.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2007. These policies relate to securitization transactions, revenue recognition, income taxes, and the defined benefit retirement plan.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended May 31
(In millions)	2007	%	2006	%
Used vehicle sales	$1,708.4	79.6	$1,461.1	77.5
New vehicle sales	112.6	5.2	118.4	6.3
Wholesale vehicle sales	261.2	12.2	247.3	13.1
Other sales and revenues:
Extended service plan revenues	33.9	1.6	28.8	1.5
Service department sales	24.1	1.1	23.2	1.2
Third-party finance fees, net	7.0	0.3	6.4	0.3
Total other sales and revenues	65.0	3.0	58.3	3.1
Total net sales and operating revenues	$2,147.1	100.0	$1,885.1	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2007	2006
Vehicle units:
Used vehicles	15%	14%
New vehicles	(5)%	(12)%
Total	14%	12%

Vehicle dollars:
Used vehicles	17%	21%
New vehicles	(5)%	(12)%
Total	15%	18%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2007	2006
Vehicle units:
Used vehicles	6%	6%
New vehicles	(5)%	(11)%
Total	5%	4%

Vehicle dollars:
Used vehicles	8%	13%
New vehicles	(5)%	(12)%
Total	7%	11%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended May 31
	2007	2006
Used car superstores, beginning of year	77	67
Superstore openings:
Standard superstores	1	3
Satellite superstores	2	1
Total superstore openings	3	4
Used car superstores, end of period	80	71

Used Vehicle Sales. The 17% increase in used vehicle revenues in the first quarter of fiscal 2008 resulted from a 15% increase in unit sales and a 2% increase in average retail selling price.  The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 6% increase in comparable store used units.  Our comparable store used unit growth benefited from broad-based increases in traffic, both in our stores and on our website, and solid execution by our store teams.  Credit availability via CAF and our third-party finance providers remained consistent with the prior year, also enabling the strong sales performance.

New Vehicle Sales.  The 5% decline in new vehicle revenues in the first quarter of fiscal 2008 was due to a decrease in unit sales.  New vehicle unit sales reflected softer new car industry sales trends, particularly for the domestic manufacturers that we represent.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 6% increase in wholesale vehicle revenues in the first quarter of fiscal 2008 resulted from a 7% increase in wholesale unit sales combined with a 2% decline in average wholesale selling price.  While our wholesale unit sales growth benefited from the expansion of our store base, the increase in unit sales was also affected by the challenging comparison with the 21% increase that we posted in the first quarter of fiscal 2007.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they may also be affected by changes in the average age, miles, make, model, or condition of vehicles to be wholesaled.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of extended service plans, service department sales, and third-party finance fees.  In the first quarter of fiscal 2008, extended service plan sales increased 18%, which was similar to the increase in our used vehicle sales.  Net third-party finance fees, which increased 10%, were affected by changes in the mix of loan originations by provider.  The fixed fees paid by our third-party finance providers will vary by provider, reflecting the differing levels of credit risk exposure.  We record the discount at which the third-party subprime lender purchases these sales as an offset to finance fee revenues from the other third-party lenders.

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

Supplemental Sales Information.

UNIT SALES
	Three Months Ended May 31
	2007	2006
Used vehicles	96,766	84,266
New vehicles	4,720	4,947
Wholesale vehicles	57,714	53,786

AVERAGE SELLING PRICES
	Three Months Ended May 31
	2007	2006
Used vehicles	$17,480	$17,167
New vehicles	$23,717	$23,783
Wholesale vehicles	$4,413	$4,483

RETAIL VEHICLE SALES MIX
	Three Months Ended May 31
	2007	2006
Vehicle units:
Used vehicles	95%	94%
New vehicles	5	6
Total	100%	100%

Vehicle dollars:
Used vehicles	94%	92%
New vehicles	6	8
Total	100%	100%

Retail Stores.  We opened three superstores during the first quarter of fiscal 2008.  We entered the Tucson market with a standard superstore and the Milwaukee market with two satellite superstores.  Vehicle reconditioning for the Milwaukee satellites is provided by our standard superstore in Kenosha, Wisconsin, which has available capacity.  We also opened a car-buying center in the Raleigh market, expanding the test we began in Atlanta in fiscal 2007.  The car-buying centers focus on appraisals and vehicle purchases and are part of our long-term effort to increase vehicle sourcing self-sufficiency.  We plan to open an additional ten used car superstores and two car-buying centers during the remainder of fiscal 2008.

RETAIL STORES
	Estimate Feb. 29, 2008	May 31, 2007	Feb. 28, 2007	May 31, 2006
Mega superstores(1)	13	13	13	13
Standard superstores(2)	45	41	40	38
Satellite superstores(3)	32	26	24	20
Total used car superstores	90	80	77	71
Co-located new car stores	4	4	4	4
Total	94	84	81	75

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

GROSS PROFIT
	Three Months Ended May 31
	2007			2006
	$ per unit(1)	%	(2)	$ per unit(1)	%	(2)
Used vehicle gross profit	$1,934	11.0		$1,924	11.1
New vehicle gross profit	$1,008	4.2		$1,215	5.1
Wholesale vehicle gross profit	$800	17.7		$723	15.7
Other gross profit	$455	71.0		$462	70.7
Total gross profit	$2,801	13.2		$2,783	13.2

(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our first quarter fiscal 2008 used vehicle gross profit increased $10 per unit compared with the prior year’s first quarter.  We target a similar dollar amount of gross profit per used unit, regardless of retail price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual depreciation in used vehicle values and contribute to our ability to manage our gross profit dollars per unit.  In addition, over the past few years, we have continued to refine our car-buying strategies, which we believe has benefited our used vehicle gross profit per unit.

New Vehicle Gross Profit.  Our first quarter fiscal 2008 new vehicle gross profit declined $207 per unit compared with the first quarter of last year, in part reflecting lower dealer incentives offered by certain of the domestic manufacturers that we represent.

Wholesale Vehicle Gross Profit.  Our first quarter fiscal 2008 wholesale vehicle gross profit increased $77 per unit compared with the first quarter of fiscal 2007, primarily reflecting the continued refinements and improvements in our car-buying strategy and auction processes.

Other Gross Profit.  Our first quarter fiscal 2008 other gross profit declined $7 per unit compared with the first quarter of fiscal 2007.  The change in profit per unit reflected the change in the mix of extended service plan revenues and third-party finance fees, both of which have no associated cost of sales, relative to service department sales.

Impact of Inflation.  Inflation has not been a significant contributor to our results.  Profitability is based on achieving targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, CAF income will benefit from an increase in the average amount financed.

CarMax Auto Finance Income.  CAF provides automobile financing for our used and new car sales.  Because the purchase of an automobile is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loan receivables, both for CAF and for our third-party lenders.  CAF provides us the opportunity to capture additional profits and cash flows from automobile loan receivables while managing our reliance on third-party finance sources.

COMPONENTS OF CAF INCOME
	Three Months Ended May 31
(In millions)	2007	%	2006	%
Total gain income (1)	$27.8	4.3	$24.8	4.4
Other CAF income: (2)
Servicing fee income	8.9	1.0	7.5	1.0
Interest income	7.8	0.9	6.0	0.9
Total other CAF income	16.7	2.0	13.5	1.9
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	3.6	0.4	2.8	0.4
Other direct CAF expenses	3.8	0.5	3.2	0.5
Total direct CAF expenses	7.4	0.9	6.0	0.8
CarMax Auto Finance income (3)	$37.1	1.7	$32.4	1.7

Total loans sold	$647.0		$559.1
Average managed receivables	$3,411.4		$2,860.7
Ending managed receivables	$3,475.9		$2,925.9

Total net sales and operating revenues	$2,147.1		$1,885.1
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

Total gain income in the first quarter of fiscal 2008 and 2007 included the effects of valuation adjustments.  The following table provides information on the aggregate effect of these items on gain income, loans sold, and the gains on loans originated and sold as a percent of loans originated and sold (the “gain percentage”).

GAIN INCOME AND LOANS SOLD
	Three Months Ended May 31
(In millions)	2007	2006
Gain on sales of loans originated and sold	$27.4	$18.9
Other gain income	0.4	6.0
Total gain income	$27.8	$24.8

Loans originated and sold	$647.0	$559.1
Receivables repurchased from public securitizations and resold	-	-
Total loans sold	$647.0	$559.1

Gain percentage on loans originated and sold	4.2%	3.4%
Total gain income as a percentage of total loans sold	4.3%	4.4%

In the first quarter of fiscal 2008, CAF income increased 14% to $37.1 million from $32.4 million in the prior year’s first quarter.  CAF income benefited from the increase in the gain percentage and the growth in retail vehicle sales and total managed receivables.  The gain percentage increased to 4.2% in the first quarter of fiscal 2008 compared with 3.4% in the first quarter of the prior year.  This increase reflected a continuation of the relative stability in our cost of funds, which began in the second half of fiscal 2007.  Total gain income for the first quarter of fiscal 2007 included $6.0 million, or $0.02 per share, primarily consisting of favorable valuation adjustments to the retained interest, reflecting lower-than-expected loss rates.  The increases in other CAF income and direct CAF expenses in the first quarter of fiscal 2008 were proportionate to the growth in managed receivables.

Our securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance.  When exercised, the remaining eligible automobile loan receivables are typically resold into the warehouse facility.  We did not exercise this repurchase option on any securitizations in either the first quarter of fiscal 2008 or fiscal 2007.  In future periods, the effects of refinancing, repurchase, or resale activity could be favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 28
(In millions)	2007	2006	2007	2006
Loans securitized	$3,399.6	$2,859.7	$3,242.1	$2,710.4
Loans held for sale or investment	76.3	66.2	68.9	62.0
Total managed receivables	$3,475.9	$2,925.9	$3,311.0	$2,772.5

Accounts 31+ days past due	$68.4	$41.8	$56.9	$37.4
Past due accounts as a percentage of total managed receivables	1.97%	1.43%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2007	2006
Net credit losses on managed receivables	$5.5	$2.7
Average managed receivables	$3,411.4	$2,860.7
Annualized net credit losses as a percentage of average managed receivables	0.64%	0.38%
Recovery rate	52.8%	53.5%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted.

Compared with the prior-year period, we experienced increases in the first quarter of fiscal 2008 in both past due accounts as a percentage of total managed receivables and annualized net credit losses as a percentage of average managed receivables.  We believe these increases were the result of a combination of factors, including an expansion of our credit offers as well as less favorable general economic and industry trends.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while controlling risk.  Receivables originated in calendar years 2003, 2004, and early 2005 have experienced loss rates well below both CAF’s historical averages and our targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and in 2006 and 2007 have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency rates in the first quarter of fiscal 2008 on the more recent originations were modestly ahead of our expectations, the net loss performance has been consistent with our expectations thus far and is reflected in our net loss assumptions used to value our retained interest in the securitized receivables.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.

Selling, General, and Administrative Expenses.  The SG&A ratio increased to 10.0% in the first quarter of fiscal 2008 compared with 9.9% in the first quarter of the prior year.  As expected, our SG&A spending in the first quarter of fiscal 2008 related to planned strategic, operational, and Internet initiatives precluded achieving overhead leverage from our sales growth.

Income Taxes. The effective income tax rate was 38.2% in the first quarter of fiscal 2008, and 38.3% in the first quarter of fiscal 2007.

OPERATIONS OUTLOOK

Fiscal 2008 Comparable Store Sales and Earnings Per Share Expectations.  For fiscal 2008, we continue to expect comparable store used vehicle unit growth in the range of 3% to 9% and net earnings per share in the range of $1.03 to $1.14.

Store Openings and Capital Expenditures.

REMAINING FY08 PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Standard Superstores	Satellite Superstores

Torrance, Calif	Los Angeles	Existing	─	1
Roswell, Ga.	Atlanta	Existing	─	1
Newport News, Va.	Norfolk / Virginia Beach	Existing	─	1
Gastonia, N.C.	Charlotte	Existing	1	─
Riverside, Calif.	Los Angeles	Existing	─	1
Kearney Mesa, Calif.	San Diego	New	─	1
Omaha, Neb.	Omaha	New	1	─
Modesto, Calif.	Sacramento	Existing	1	─
Jackson, Miss.	Jackson	New	1	─
Ellicott City, Md.	DC/Baltimore	Existing	─	1
Remaining FY08 planned openings			4	6

We currently expect to open one superstore in the second quarter, five superstores in the third quarter, and the remaining four superstores in the fourth quarter of fiscal 2008.  However, normal construction, permitting, or other scheduling delays could shift opening dates of stores into the following fiscal year.

In the remainder of fiscal 2008, we also plan to open two additional car buying centers, with one each in the Dallas and Tampa markets.  These sites will expand a test begun in fiscal 2007, when we opened our first car buying center in the Atlanta market.  We only conduct appraisals and purchase cars at these sites and do not sell cars.  These test stores are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency.

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

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  Net cash from operations increased to $75.4 million in the first quarter of fiscal 2008 from $48.1 million in the first quarter of fiscal 2007, primarily reflecting the improvement in fiscal 2008 net earnings and changes in deferred taxes.  Non-cash working capital increased by $24.7 million in the first quarter of fiscal 2008, similar to the $26.9 million increase in the prior year period.  The increases in working capital primarily related to the expansion of our store base and sales growth in both periods.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.40 billion at May 31, 2007, and $2.86 billion at May 31, 2006.  At May 31, 2007, the warehouse facility limit was $1.13 billion and unused warehouse capacity totaled $38.0 million.  The facility limit was temporarily increased to $1.13 billion pending a new $760 million public securitization, which was completed in June 2007.  The warehouse facility matures in July 2007.  We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet CAF’s future needs.

Investing Activities.  Net cash used in investing activities was $60.9 million in the first quarter of fiscal 2008, compared with $25.1 million in the prior year's quarter, consisting almost entirely of capital expenditures, which primarily include store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt, and sale-leaseback transactions.  At May 31, 2007, we owned 23 superstores currently in operation, as well as the company’s home office in Richmond, Virginia.  In addition, six store facilities are accounted for as capital leases.

Financing Activities.  Net cash used in financing activities was $11.9 million in the first quarter of fiscal 2008, compared with $18.7 million in the first quarter of last fiscal year. In the first quarter of fiscal 2008, we used cash generated from operations to reduce debt by $17.1 million compared with a $28.6 million reduction in the first quarter of fiscal 2007.

As of May 31, 2007, $133.9 million was outstanding under our $500 million revolving credit facility, with the remainder fully available.  The outstanding balance included $3.7 million classified as short-term debt, and $130.2 million classified as current portion of long-term debt.  We classified the outstanding balance at May 31, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

We expect that cash generated by operations; proceeds from securitization transactions; and, if needed, additional debt and sale-leaseback transactions will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in the general U.S. or regional U.S. economy.
▪	Intense competition within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or our access to sources of inventory.
▪	Our ability to acquire suitable real estate.
▪	The significant loss of key employees from our store, regional, or corporate management teams.
▪	The efficient operation of our information systems.
▪	Changes in the availability or cost of capital and working capital financing.
▪	The occurrence of adverse weather events.
▪	Seasonal fluctuations in our business.
▪	The geographic concentration of our superstores.
▪	The regulatory environment in which we operate.
▪	The effect of various litigation matters.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 29 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At May 31, 2007, and February 28, 2007, all loans in our portfolio of automobile loan receivables were fixed-rate installment loans.  Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings.  However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES
(In millions)	May 31, 2007	February 28, 2007
Principal amount of:
Fixed-rate securitizations	$2,312.6	$2,644.1
Floating-rate securitizations synthetically altered to fixed	336.9	597.5
Floating-rate securitizations(1)	750.1	0.6
Loans held for investment (2)	74.9	62.7
Loans held for sale (3)	1.4	6.2
Total	$3,475.9	$3,311.0
(1) Interest rate swaps associated with these receivables were unwound in late May 2007 upon the pricing of our 2007-2 public securitization, which closed in early June 2007.
(2) The majority is held by a bankruptcy-remote special purpose entity.
(3) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our first quarter fiscal 2008 net earnings per share by less than $0.01.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate four stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief, and the recovery of attorneys’ fees.

At this time, the suit is in its initial stages, and we are evaluating the allegations to determine our response and potential defenses. We are unable to make an estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

CarMax is subject to various other legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of CarMax.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2007, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been  no material  changes to the  factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the company’s shareholders was held June 26, 2007.

(b)
At the annual meeting, the shareholders reelected Keith D. Browning, James F. Clingman, Jr., Hugh G. Robinson, and Thomas G. Stemberg to the company’s board of directors, each for a three-year term expiring at the 2010 Annual Meeting of Shareholders.  In addition, the shareholders elected first-time nominees Thomas J. Folliard and Edgar H. Grubb to our board of directors, each for a one-year term expiring at the 2008 Annual Meeting of Shareholders.  The board chose to nominate Messrs. Folliard and Grubb for one-year terms in order to rebalance the number of directors in each class.  The directors were elected pursuant to the following vote:

Directors	Votes For	Votes Withheld

Keith D. Browning	188,289,037	6,125,718

James F. Clingman, Jr.	192,774,208	1,640,547

Thomas J. Folliard	193,797,042	617,713

Edgar H. Grubb	193,794,504	620,251

Hugh G. Robinson	193,758,399	656,356

Thomas G. Stemberg	192,784,927	1,629,828

The following directors had terms of office that did not expire at the 2007 annual meeting:

Jeffrey E. Garten
W. Robert Grafton
William S. Kellogg
Vivian M. Stephenson
Beth A. Stewart
William R. Tiefel

Richard L. Sharp retired as Chairman and a member of the board of directors, effective June 26, 2007.  The board of directors elected William R. Tiefel, an independent director, to succeed Mr. Sharp as Chairman.

(c)	At the annual meeting, the shareholders also voted upon the following:

i.	The shareholders ratified the selection of KPMG LLP as our independent auditors for fiscal year 2008 by a vote of 193,406,172 shares for, 882,544 shares against, and 126,039 shares abstaining.

ii.
The shareholders approved the CarMax, Inc. Annual Performance-Based Bonus Plan as amended and restated June 26, 2007, by a vote of 161,870,952 shares for, 2,348,226 shares against, and 738,258 shares abstaining. There were 29,457,319 broker non-votes on this matter.

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

July 6, 2007

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