Form 10-Q
period 2007-08-31
CARMAX INC
filed 2007-10-09
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2007

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

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, par value $0.50	217,942,376

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 35.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31						Six Months Ended August 31
	2007	%	(1)	2006(2)	%	(1)	2007	%	(1)	2006(2)	%	(1)
Sales and operating revenues:
Used vehicle sales	$1,687,142	79.5		$1,526,738	79.1		$3,395,533	79.5		$2,987,858	78.3
New vehicle sales	104,779	4.9		121,231	6.3		217,394	5.1		239,639	6.3
Wholesale vehicle sales	265,282	12.5		222,299	11.5		526,434	12.3		469,595	12.3
Other sales and revenues	65,327	3.1		59,274	3.1		130,303	3.1		117,589	3.1
Net sales and operating revenues	2,122,530	100.0		1,929,542	100.0		4,269,664	100.0		3,814,681	100.0
Cost of sales	1,834,336	86.4		1,676,177	86.9		3,697,249	86.6		3,313,061	86.9
Gross profit	288,194	13.6		253,365	13.1		572,415	13.4		501,620	13.1
CarMax Auto Finance income	33,412	1.6		36,512	1.9		70,480	1.7		68,906	1.8
Selling, general, and administrative
expenses	214,196	10.1		200,049	10.4		428,010	10.0		387,015	10.1
Gain on franchise disposition	740	―		―	―		740	―		―	―
Interest expense	950	―		2,335	0.1		2,966	0.1		4,282	0.1
Interest income	245	―		300	―		623	―		567	―
Earnings before income taxes	107,445	5.1		87,793	4.5		213,282	5.0		179,796	4.7
Provision for income taxes	42,450	2.0		33,529	1.7		82,932	1.9		68,756	1.8
Net earnings	$64,995	3.1		$54,264	2.8		$130,350	3.1		$111,040	2.9

Weighted average common shares:
Basic	215,891			211,831			215,592			211,181
Diluted	220,580			215,301			220,355			214,706

Net earnings per share:
Basic	$0.30			$0.26			$0.60			$0.53
Diluted	$0.29			$0.25			$0.59			$0.52

(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2) Share and per share amounts have been adjusted for the effect of our 2-for-1 stock split in March 2007.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	August 31, 2007	February 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,589	$19,455
Accounts receivable, net	56,165	71,413
Automobile loan receivables held for sale	4,464	6,162
Retained interest in securitized receivables	224,334	202,302
Inventory	820,171	836,116
Prepaid expenses and other current assets	19,993	15,068

Total current assets	1,132,716	1,150,516

Property and equipment, net	755,276	651,850
Deferred income taxes	42,467	40,174
Other assets	47,331	43,033

TOTAL ASSETS	$1,977,790	$1,885,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,762	$254,895
Accrued expenses and other current liabilities	63,028	68,885
Accrued income taxes	8,207	23,377
Deferred income taxes	14,680	13,132
Short-term debt	2,672	3,290
Current portion of long-term debt	86,265	148,443

Total current liabilities	423,614	512,022

Long-term debt, excluding current portion	27,361	33,744
Deferred revenue and other liabilities	115,982	92,432

TOTAL LIABILITIES	566,957	638,198

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 217,879,914 and 216,028,166 shares issued and outstanding at August 31, 2007, and February 28, 2007, respectively	108,940	108,014
Capital in excess of par value	617,902	587,546
Accumulated other comprehensive loss	(19,303)	(20,332)
Retained earnings	703,294	572,147

TOTAL SHAREHOLDERS’ EQUITY	1,410,833	1,247,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,977,790	$1,885,573

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended August 31
	2007	2006

Operating Activities:
Net earnings	$130,350	$111,040
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	22,026	16,727
Share-based compensation expense	17,744	19,636
(Gain) loss on disposition of assets	(28)	86
Deferred income tax benefit	(1,324)	(18,937)
Net decrease (increase) in:
Accounts receivable, net	15,248	9,931
Automobile loan receivables held for sale, net	1,698	120
Retained interest in securitized receivables	(22,032)	(31,512)
Inventory	15,945	(64,664)
Prepaid expenses and other current assets	(4,925)	(860)
Other assets	(4,298)	144
Net increase (decrease) in:
Accounts payable, accrued expenses and
other current liabilities, and accrued income taxes	(26,695)	37,442
Deferred revenue and other liabilities	24,316	7,598
Net cash provided by operating activities	168,025	86,751

Investing Activities:
Capital expenditures	(132,092)	(54,317)
Proceeds from sales of assets	1,272	3,467
Sales of money market securities	4,000	20,975
Purchases of investment securities available-for-sale	(4,000)	(20,975)
Net cash used in investing activities	(130,820)	(50,850)

Financing Activities:
(Decrease) increase in short-term debt, net	(618)	1,452
Payments on long-term debt	(62,007)	(56,871)
Equity issuances, net	9,947	13,928
Excess tax benefits from share-based payment arrangements	3,607	7,612
Net cash used in financing activities	(49,071)	(33,879)

(Decrease) increase in cash and cash equivalents	(11,866)	2,022
Cash and cash equivalents at beginning of year	19,455	21,759
Cash and cash equivalents at end of period	$7,589	$23,781

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

On February 22, 2007, the board of directors declared a 2-for-1 stock split in the form of a common stock dividend for shareholders of record on March 19, 2007, which was distributed on March 26, 2007.  All share and per share amounts included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

Cash and Cash Equivalents. Cash equivalents of $1.4 million at August 31, 2007, and $1.5 million at February 28, 2007, consisted of highly liquid investments with original maturities of three months or less.

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

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Total gain income	$25.0	$28.9	$52.8	$53.7
Other CAF income:
Servicing fee income	9.2	7.9	18.1	15.3
Interest income	7.8	6.3	15.6	12.4
Total other CAF income	17.0	14.2	33.7	27.7

Direct CAF expenses:
CAF payroll and fringe benefit expense	3.8	2.9	7.4	5.7
Other direct CAF expenses	4.7	3.7	8.5	6.8
Total direct CAF expenses	8.5	6.6	16.0	12.5
CarMax Auto Finance income	$33.4	$36.5	$70.5	$68.9

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

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Net loans originated	$620.9	$582.0	$1,263.2	$1,148.8
Total loans sold	$668.5	$630.9	$1,315.5	$1,189.9
Total gain income (1)	$25.0	$28.9	$52.8	$53.7
Total gain income as a percentage of total loans sold (1)	3.7%	4.6%	4.0%	4.5%

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

The fair value of the retained interest was $224.3 million as of August 31, 2007, and $202.3 million as of February 28, 2007.  The retained interest had a weighted average life of 1.6 years as of August 31, 2007, and 1.5 years as of February 28, 2007. The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products, and dividing the sum by the initial principal balance.

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

Reserve accounts. We are required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal, and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount on deposit in reserve accounts was $32.7 million as of August 31, 2007, and $31.5 million as of February 28, 2007.

Required excess receivables. The total value of the securitized receivables must exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required  excess  receivables was  $61.3 million as  of August 31, 2007, and  $57.0 million  as of February 28, 2007.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at August 31, 2007, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.40%-1.52%	$8.7	$17.1
Cumulative loss rate	1.20%-2.70%	$6.7	$13.5
Annual discount rate	12.00%	$3.4	$6.6

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

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 28
(In millions)	2007	2006	2007	2006
Accounts 31+ days past due	$75.7	$54.2	$56.9	$37.4
Ending managed receivables	$3,596.0	$3,068.7	$3,311.0	$2,772.5
Past due accounts as a percentage of ending managed receivables	2.10%	1.77%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Net credit losses on managed receivables	$9.2	$4.2	$14.7	$7.0
Average managed receivables	$3,550.6	$3,010.5	$3,481.0	$2,935.6
Annualized net credit losses as a percentage of average managed receivables	1.04%	0.56%	0.85%	0.48%
Recovery rate	51.4%	49.5%	52.1%	51.5%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Proceeds from new securitizations	$542.5	$491.0	$1,031.5	$941.0
Proceeds from collections reinvested in revolving period securitizations	$289.5	$264.6	$593.1	$512.5
Servicing fees received	$9.1	$7.7	$17.8	$15.0
Other cash flows received from the retained interest:
Interest-only strip receivables	$25.7	$24.8	$47.5	$43.8
Reserve account releases	$5.5	$8.2	$5.8	$8.5

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $50.7 million in the second quarter and first half of fiscal 2008 and $41.0 million in the second quarter and first half of fiscal 2007.  Proceeds received when we refinance receivables in public securitizations are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  Certain of the securitization agreements include various financial covenants and performance triggers.  These agreements require us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, loss rates, and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, we may be unable to continue to securitize receivables through the warehouse facility.  At August 31, 2007, we were in compliance with the financial covenants, and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We enter into amortizing fixed-pay interest rate swaps relating to our automobile loan receivable securitizations.  Swaps are used to better match funding costs to the fixed-rate receivables being securitized by converting variable-rate financing costs in the warehouse facility to fixed-rate obligations. During the second quarter of fiscal 2008, we entered into one 40-month amortizing interest rate swap, fourteen 41-month amortizing interest rate swaps, and one 16-month amortizing interest rate swap, with initial notional amounts totaling $557.5 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was $869.3 million at August 31, 2007, and $597.5 million at February 28, 2007.  The fair value of swaps included in accounts  payable totaled  a net liability of $4.0 million at August 31, 2007, and $1.0 million at February 28, 2007.

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$4,173	$3,012	$201	$70	$4,374	$3,082
Interest cost	1,639	1,024	101	97	1,740	1,121
Expected return on plan assets	(1,108)	(737)	–	–	(1,108)	(737)
Amortization of prior service cost	9	9	6	6	15	15
Recognized actuarial loss	964	440	46	62	1,010	502
Net pension expense	$5,677	$3,748	$354	$235	$6,031	$3,983

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$7,836	$6,024	$294	$206	$8,130	$6,230
Interest cost	2,998	2,048	204	196	3,202	2,244
Expected return on plan assets	(1,998)	(1,474)	–	–	(1,998)	(1,474)
Amortization of prior service cost	18	18	12	12	30	30
Recognized actuarial loss	1,486	878	92	124	1,578	1,002
Net pension expense	$10,340	$7,494	$602	$538	$10,942	$8,032

We made contributions to the pension plan totaling $2.5 million during the second quarter of fiscal 2008.  We expect to contribute approximately $11.4 million to the pension plan in fiscal 2008.

7.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees, and the non-employee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants, or a combination of awards.  To date, we have awarded no incentive stock options.

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price. Stock options are granted at an exercise price equal to the fair market value of our stock on the grant date. Substantially all of the stock options vest annually in equal amounts over periods of three to four years, and generally expire no later than ten years after the date of the grant.  Restricted stock awards are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2007	2006	2007	2006
Cost of sales	$467	$382	$924	$722
CarMax Auto Finance income	296	256	597	472
Selling, general, and administrative expenses	7,960	12,506	16,876	18,884
Share-based compensation expense	$8,723	$13,144	$18,397	$20,078

We measure share-based compensation cost at the grant date, based on the estimated fair value of the award and the number of awards expected to vest. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. Our employee stock purchase plan is considered a liability-classified compensatory plan, and the associated costs of $0.7 million in the first half of fiscal 2008 and $0.4 million in the first half of fiscal 2007 are included in share-based compensation expense.  There were no capitalized share-based compensation costs at August 31, 2007 or 2006.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2007	13,775	$12.39
Options granted	1,775	$25.04
Options exercised	(993)	$10.02
Options forfeited or expired	(166)	$17.13
Outstanding as of August 31, 2007	14,391	$14.06	5.9	$124,863
Exercisable as of August 31, 2007	8,457	$11.46	5.3	$92,751

For the six months ended August 31, 2007 and 2006, we granted to our employees nonqualified options to purchase 1,719,760 and 1,828,200 shares of common stock, respectively.  For the six months ended August 31, 2007 and 2006, we granted to our directors nonqualified options to purchase 55,493 and 68,040 shares of common stock, respectively.  The total cash received from employees as a result of employee stock option exercises, net of payroll taxes withheld, was $9.9 million in the first half of fiscal 2008 and $13.9 million in the first half of fiscal 2007. We settle employee stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised was $15.2 million for the first six months of fiscal 2008 and $25.8 million for the first six months of fiscal 2007. We realized related income tax benefits of $5.6 million in the first half of fiscal 2008 and $9.8 million in the first half of fiscal 2007.

OUTSTANDING STOCK OPTIONS
As of August 31, 2007	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.44	473	0.5	$2.44	473	$2.44
$7.02 to $9.30	2,447	5.5	$7.16	2,447	$7.16
$10.74 to $13.42	4,890	6.2	$13.21	2,862	$13.23
$14.13 to $15.72	3,017	6.5	$14.70	2,214	$14.67
$16.33 to $22.29	1,833	5.7	$17.14	458	$17.12
$24.99 to $25.79	1,731	6.6	$25.04	3	$25.67
Total	14,391	5.9	$14.06	8,457	$11.46

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model.  In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model, such as the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder. For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than that value calculated using the Black-Scholes model.  For grants to nonemployee directors, we continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted during the six month periods ended August 31, 2007 and 2006, were $8.58 and $7.08 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $32.9 million at August 31, 2007.  These costs are expected to be recognized over a weighted average period of 2.2 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Six Months Ended August 31
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	28.0% - 54.0%	29.8% - 63.4%
Weighted average expected volatility	38.8%	47.4%
Risk-free interest rate(2)	4.6% - 5.0%	4.8% - 5.1%
Expected term (in years)(3)	4.2 - 4.4	4.5 - 4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2007	920	$17.20
Restricted stock granted	904	$24.99
Restricted stock vested or cancelled	(57)	$21.19
Outstanding as of August 31, 2007	1,767	$21.05

For the six month periods ended August 31, 2007 and 2006, we granted to our employees restricted stock of 903,815 shares and 983,500 shares, respectively. The fair value of a restricted stock award is determined and fixed based on the price of our stock on the grant date. The unrecognized compensation costs related to nonvested restricted stock awards totaled $24.6 million at August 31, 2007.  These costs are expected to be recognized over a weighted average period of 2.1 years.

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

At March 1, 2007, we had $24.4 million of gross unrecognized tax benefits, $1.5 million of which, if recognized, would affect the company’s effective tax rate.  At August 31, 2007, we had $18.7 million of gross unrecognized tax benefits, $2.2 million of which, if recognized, would affect the company’s effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial position, or cash flows.

Our continuing practice is to recognize interest and penalties related to income tax matters in selling, general, and administrative costs.    We had $4.7 million accrued for interest as of March 1, 2007, and $4.2 million as of August 31, 2007.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With few insignificant exceptions, we are no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to fiscal 2003.

9.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended August 31		Six Months Ended August 31
(In thousands except per share data)	2007	2006	2007	2006
Net earnings available to common shareholders	$64,995	$54,264	$130,350	$111,040

Weighted average common shares outstanding	215,891	211,831	215,592	211,181
Dilutive potential common shares:
Stock options	4,161	3,389	4,288	3,485
Restricted stock	529	82	475	41
Weighted average common shares and dilutive potential common shares	220,580	215,301	220,355	214,706
Basic net earnings per share	$0.30	$0.26	$0.60	$0.53
Diluted net earnings per share	$0.29	$0.25	$0.59	$0.52

Certain options were outstanding and not included in the calculation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of our common stock during the respective period.  As of August 31, 2007, options to purchase 1,740,453 shares of common stock with exercise prices ranging from $22.29 to $25.79 per share were outstanding and not included in the calculation.  As of August 31, 2006, options to purchase 2,087,686 shares with exercise prices ranging from $14.13 to $21.72 per share were outstanding and not included in the calculation.

10.	Long-Term Debt

As of August 31, 2007, $88.5 million was outstanding under our $500 million revolving credit facility, with the remainder fully available to us.  The outstanding balance included $2.7 million classified as short-term debt and $85.8 million classified as current portion of long-term debt.  We classified the outstanding balance at August 31, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of August 31, 2007, consisted of $0.5 million classified as current portion of long-term debt and $27.4 million classified as long-term debt.  During the second quarter, we divested our Orlando Chrysler-Jeep-Dodge new car franchise and terminated the capital lease on the building site.

11.	Accumulated Other Comprehensive Loss

Effective March 1, 2007, changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss (“AOCL”).  There was no AOCL for the six months ended August 31, 2006.  Changes in each component of AOCL for the six months ended August 31, 2007, net of income taxes, are presented below.

(In thousands)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2007	$20,094	$238	$20,332
Amortization expense	(1,010)	(19)	(1,029)
Balance as of August 31, 2007	$19,084	$219	$19,303

12.	Contingencies

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate four stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief, and the recovery of attorneys’ fees.  At this time, we continue to evaluate the allegations and our defenses.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

CarMax is subject to various other legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of CarMax.

13.	Subsequent Event

In September 2007, we completed a $500 million public securitization of automobile loan receivables.  Adverse market conditions drove an increase in asset-backed credit spreads and negatively impacted our hedge effectiveness for this transaction, resulting in a reduction in CAF gain income of approximately $8 million in the third quarter of fiscal 2008.  Approximately $4.7 million of the reduction resulted from increased credit spreads, and a majority of the remaining $3.3 million reduction resulted from unwinding interest rate swaps.

14.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period.  CarMax will be required to adopt SFAS 157 as of March 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings.  SFAS 159 will be effective for our fiscal year beginning March 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations, and cash flows.

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

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.,” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages in tables may not total due to rounding.  Certain prior year amounts have been reclassified to conform with the current period presentation.  All share and per share amounts for prior periods have been adjusted to reflect our 2-for-1 common stock split in March 2007.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  As of August 31, 2007, we operated 81 used car superstores in 38 markets, comprised of 28 mid-sized markets, 9 large markets, and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  At that date, we also operated six new car franchises, all of which were integrated or co-located with our used car superstores.

We believe the CarMax consumer offer is unique in the automobile retailing marketplace.  Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other “big box” retailers.  Our consumer offer is structured around four core equities: low, no-haggle prices; a broad selection; high quality; and customer-friendly service.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine, and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income, and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESP”), and vehicle repair service.  A majority of the used vehicles we sell at retail are purchased directly from consumers.

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

CarMax provides financing to qualified customers through CarMax Auto Finance (“CAF”), the company’s finance operation, Bank of America, and through a number of other third-party lenders.  We collect fixed, prenegotiated fees from the majority of our third-party lenders, and we periodically test additional lenders.  CarMax has no recourse liability for loans provided by third-party lenders.

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

Fiscal 2008 Second Quarter Highlights

●
Net sales and operating revenues increased 10% to $2.12 billion from $1.93 billion in the second quarter of fiscal 2007, while net earnings increased 20% to $65.0 million, or $0.29 per share, from $54.3 million, or $0.25 per share.

●
Total used vehicle unit sales increased 11%, reflecting the combination of the growth in our store base and a 3% increase in comparable store used unit sales.  Wholesale vehicle unit sales increased 15%.  New vehicle unit sales declined 15%, reflecting a combination of the softer new car industry trends and the sale of one of our new car franchises during the quarter.

●	We opened one used car superstore during the second quarter, in Torrance, Calif., bringing our store count in the Los Angeles market to seven.
●
Our total gross profit per retail unit increased $114 to $2,869 from $2,755 in the prior year’s second quarter.  The majority of the increase was attributable to an improvement in the wholesale gross profit per unit.

●
CAF income decreased 8% to $33.4 million from $36.5 million in the second quarter of fiscal 2007.  In the prior year’s second quarter, CAF income included a benefit of $6.1 million, or $0.02 per share, for favorable items, primarily related to lowering loss rate assumptions on loans originated in 2003, 2004, and 2005.  Excluding the effect of adjustments, CAF income increased 9%, reflecting our retail sales growth, a slight improvement in the gain on loans originated and sold, and an increase in total managed receivables.

●
Selling, general, and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) improved to 10.1% from 10.4% in the second quarter of fiscal 2007.  In the prior year’s quarter, the SG&A ratio included the effect of $5.4 million of share-based compensation expense related to the accelerated vesting of stock options held by our former chief executive officer upon his retirement.  Excluding the effect of the accelerated vesting, the prior year’s SG&A ratio for the second quarter would also have been 10.1%.

●
For the first half of the fiscal year, net cash provided by operations increased to $168.0 million compared with $86.8 million in fiscal 2007, primarily reflecting a reduced investment in inventory and the growth in fiscal 2008 net earnings.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies,  see “Critical Accounting Policies” in MD&A  included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2007. These policies relate to securitization transactions, revenue recognition, income taxes, and the defined benefit retirement plan.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2007	%	2006	%	2007	%	2006	%
Used vehicle sales	$1,687.1	79.5	$1,526.7	79.1	$3,395.5	79.5	$2,987.9	78.3
New vehicle sales	104.8	4.9	121.2	6.3	217.4	5.1	239.6	6.3
Wholesale vehicle sales	265.3	12.5	222.3	11.5	526.4	12.3	469.6	12.3
Other sales and revenues:
Extended service plan revenues	33.2	1.6	29.2	1.5	67.1	1.6	58.0	1.5
Service department sales	25.2	1.2	23.8	1.2	49.4	1.2	47.0	1.2
Third-party finance fees, net	6.9	0.3	6.2	0.3	13.8	0.3	12.6	0.3
Total other sales and revenues	65.3	3.1	59.3	3.1	130.3	3.1	117.6	3.1
Total net sales and operating revenues	$2,122.5	100.0	$1,929.5	100.0	$4,269.7	100.0	$3,814.7	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Vehicle units:
Used vehicles	11%	15%	13%	14%
New vehicles	(15)%	(19)%	(10)%	(15)%
Total	9%	12%	11%	12%

Vehicle dollars:
Used vehicles	11%	23%	14%	22%
New vehicles	(14)%	(20)%	(9)%	(16)%
Total	9%	19%	12%	18%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Vehicle units:
Used vehicles	3%	7%	5%	6%
New vehicles	(13)%	(19)%	(9)%	(15)%
Total	2%	5%	4%	5%

Vehicle dollars:
Used vehicles	3%	15%	5%	14%
New vehicles	(11)%	(21)%	(8)%	(17)%
Total	2%	11%	4%	11%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Used car superstores, beginning of period	80	71	77	67
Superstore openings:
Production superstores (1)	―	―	1	3
Non-production superstores (2)	1	―	3	1
Total superstore openings	1	―	4	4
Used car superstores, end of period	81	71	81	71

(1) Previously referred to as mega and standard superstores, these are stores at which vehicle reconditioning is performed.
(2) Previously referred to as satellite superstores, these are stores that do not have vehicle reconditioning capabilities.

Used Vehicle Sales. The 11% increase in used vehicle revenues in the second quarter of fiscal 2008 resulted from an 11% increase in unit sales.  There was no material change in average selling price as normal price inflation was offset by the effect of a slight shift in sales mix toward compact cars and smaller SUVs.  The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 3% increase in comparable store used units.  Our comparable store used unit sales growth was supported by increases in traffic, both in our stores and on our website, and the consistent availability of consumer credit from CAF and our third-party finance providers.  The 3% increase in comparable store used unit sales represented a deceleration in our growth rate compared with recent quarters reflecting, we believe, the difficult current macro-economic conditions and the challenging automotive retail environment over the past few months.  Despite this deceleration, we believe that we continued to gain share within our existing markets in the late-model used vehicle market.

The 14% increase in used vehicle revenues in the first half of fiscal 2008 resulted from a 13% increase in unit sales and a 1% increase in average selling price.  The unit sales growth reflected sales from new superstores not yet in the comparable store base, together with a 5% increase in comparable store used units.  Similar to the second quarter, our comparable store used unit sales growth was supported by increases in traffic and the consistent availability of consumer credit.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 14% in the second quarter of fiscal 2008 and 9% in the first half of fiscal 2008.  The declines were substantially the result of decreases in unit sales, which fell 15% in the second quarter and 10% in the first half of the year.  The declines in new vehicle unit sales reflected softer new car industry sales trends, particularly for the domestic manufacturers that we represent, and the divestiture of our Orlando Chrysler-Jeep-Dodge franchise in August 2007.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 19% increase in wholesale vehicle revenues in the second quarter of fiscal 2008 resulted from a 15% increase in wholesale unit sales combined with a 4% increase in average wholesale selling price.  Our wholesale unit sales growth benefited from the expansion of our store base and strong appraisal traffic.  The increase in wholesale unit sales was somewhat greater than the 11% increase in used vehicle unit sales, reflecting the easier relative comparison with the second quarter of the prior year.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they may also be affected by changes in the average age, miles, make, model, or condition of vehicles to be wholesaled.

The 12% increase in wholesale vehicle revenues in the first half of fiscal 2008 resulted from an 11% increase in wholesale unit sales combined with a 1% increase in average wholesale selling price.  Similar to the second quarter, the wholesale unit sales growth was the result of the expansion of our store base and strong appraisal traffic.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales, and third-party finance fees.  Compared with the corresponding prior year periods, other sales and revenues increased 10% in the second quarter of fiscal 2008, and 11% in the first half of fiscal 2008.  The increases were primarily the result of growth in both extended service plan revenues and third-party finance fees.  Extended service plan revenues increased 14% in the second quarter and 16% in the first half of the year, driven primarily by our unit sales growth.  Net third-party finance fees, which increased 11% in the second quarter and 10% in the first half of the year, can be affected by changes in the mix of loan originations by provider.  The fixed fees paid by our third-party finance providers will vary by provider, reflecting their differing levels of credit risk exposure.  We record the discount at which the third-party subprime lender purchases these loans as an offset to finance fee revenues from the other third-party lenders.

Seasonality.  Most of our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period.  In the fall, the new model year introductions and discounts on model year closeouts generally can cause rapid depreciation in used car pricing, particularly for late-model used cars.  Customer traffic also tends to slow in the fall as the weather gets colder and as customers shift their spending priorities toward holiday-related expenditures.  Seasonal patterns for car buying and selling may vary in different parts of the country and, as we expand geographically, these differences may impact the overall seasonal pattern of our results.

Supplemental Sales Information.

UNIT SALES
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Used vehicles	96,102	86,846	192,868	171,112
New vehicles	4,365	5,131	9,085	10,078
Wholesale vehicles	60,476	52,648	118,190	106,434

AVERAGE SELLING PRICES
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Used vehicles	$17,388	$17,399	$17,434	$17,285
New vehicles	$23,863	$23,476	$23,787	$23,626
Wholesale vehicles	$4,278	$4,120	$4,344	$4,303

RETAIL VEHICLE SALES MIX
	Three Months Ended August 31		Six Months Ended August 31
	2007	2006	2007	2006
Vehicle units:
Used vehicles	96%	94%	96%	94%
New vehicles	4	6	4	6
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	94%	93%	94%	93%
New vehicles	6	7	6	7
Total	100%	100%	100%	100%

RETAIL STORES
	Estimate Feb. 29, 2008	August 31, 2007	Feb. 28, 2007	August 31, 2006
Production superstores	58	54	53	51
Non-production superstores	32	27	24	20
Total used car superstores	90	81	77	71
Co-located new car stores	3	3	4	4
Total	93	84	81	75

During the second quarter of fiscal 2008, we opened a non-production used car superstore in Torrance, California, our seventh store in the Los Angeles market.

During the first half of the year, in addition to the Torrance superstore, we entered the Tucson market with a production superstore and the Milwaukee market with two non-production superstores.   Vehicle reconditioning for  the Milwaukee stores  is  provided by our production superstore  in Kenosha, Wisconsin, which had available capacity.   We also opened a  car-buying center in the Raleigh market, expanding the test we began in Atlanta in fiscal 2007.  The car-buying centers focus on appraisals and vehicle purchases and are part of our long-term effort to increase vehicle sourcing self-sufficiency.

At August 31, 2007, we had a total of six new car franchises.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.  During the second quarter of fiscal 2007, we sold a Chrysler-Jeep-Dodge franchise.  The remaining franchises represent the Chevrolet, Chrysler, Nissan, and Toyota brands.

GROSS PROFIT
	Three Months Ended August 31						Six Months Ended August 31
	2007			2006			2007			2006
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,982	11.3		$1,963	11.2		$1,958	11.1		$1,944	11.1
New vehicle gross profit	$1,072	4.5		$1,176	5.0		$1,039	4.3		$1,195	5.0
Wholesale vehicle gross profit	$796	18.1		$699	16.5		$798	17.9		$711	16.1
Other gross profit	$447	68.8		$436	67.6		$451	69.9		$449	69.1
Total gross profit	$2,869	13.6		$2,755	13.1		$2,834	13.4		$2,768	13.1

(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Compared with the corresponding prior year periods, used vehicle gross profit per unit increased $19 in the second quarter and $14 in the first half of fiscal 2008.  We target a similar dollar amount of gross profit per used unit, regardless of retail price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual depreciation in used vehicle values and contribute to our ability to manage our gross profit dollars per unit.  In addition, over the past few years, we have continued to refine our car-buying strategies, which we believe has benefited our used vehicle gross profit per unit.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, new vehicle gross profit per unit decreased $104 in the second quarter and $156 in the first half of fiscal 2008, in part reflecting the lower dealer incentives offered by certain of the domestic manufacturers that we represent.

Wholesale Vehicle Gross Profit.  Compared with the corresponding prior year periods, wholesale vehicle gross profit per unit increased $97 in the second quarter and $87 in the first half of fiscal 2008.  Wholesale vehicle profitability has steadily increased over the last several years, reflecting the combined benefits of refinements in our appraisal offer and appraisal delivery processes and increases in average dealer attendance at our auctions.

Other Gross Profit.  Compared with the corresponding prior year periods, other gross profit per unit increased $11 in the second quarter and $2 in the first half of fiscal 2008.  The changes in profit per unit reflected the change in the mix of extended service plan revenues and third-party finance fees, both of which have no associated cost of sales.

Impact of Inflation.  Inflation has not been a significant contributor to our results.  Profitability is based on achieving targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, CAF income will benefit from an increase in the average amount financed.

CARMAX AUTO FINANCE INCOME

CAF provides automobile financing for our used and new car sales.  Because the purchase of an automobile is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing, and our vehicle quality provide a unique and ideal environment in which to procure high-quality automobile loan receivables, both for CAF and for our third-party lenders.  CAF provides us the opportunity to capture additional profits and cash flows from automobile loan receivables while managing our reliance on third-party finance sources.

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2007	%	2006	%	2007	%	2006	%
Total gain income (1)	$25.0	3.7	$28.9	4.6	$52.8	4.0	$53.7	4.5
Other CAF income: (2)
Servicing fee income	9.2	1.0	7.9	1.0	18.1	1.0	15.3	1.0
Interest income	7.8	0.9	6.3	0.8	15.6	0.9	12.4	0.8
Total other CAF income	17.0	1.9	14.2	1.9	33.7	1.9	27.7	1.9
Direct CAF expenses: (2)
CAF payroll and frange benefit expense	3.8	0.4	2.9	0.4	7.4	0.4	5.7	0.4
Other direct CAF expenses	4.7	0.5	3.7	0.5	8.5	0.5	6.8	0.5
Total direct CAF expenses	8.5	1.0	6.6	0.9	16.0	0.9	12.5	0.9
CarMax Auto Finance income (3)	$33.4	1.6	$36.5	1.9	$70.5	1.7	$68.9	1.8

Total loans sold	$668.5		$630.9		$1,315.5		$1,189.9
Average managed receivables	$3,550.6		$3,010.5		$3,481.0		$2,935.6
Ending managed receivables	$3,596.0		$3,068.7		$3,596.0		$3,068.7

Total net sales and operating revenues	$2,122.5		$1,929.5		$4,269.7		$3,814.7
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

Total gain income includes the effects of retained interest valuation adjustments, new public securitizations, and the repurchase and resale of receivables in existing public securitizations, if applicable.  The table below provides information on the aggregate effect of these items on total gain income, total loans sold, and the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”).

GAIN INCOME AND LOANS SOLD
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Gain on sales of loans originated and sold	$24.7	$22.8	$52.0	$41.6
Other gain income	0.3	6.1	0.7	12.1
Total gain income	$25.0	$28.9	$52.8	$53.7

Loans originated and sold	$617.8	$589.9	$1,264.9	$1,148.9
Receivables repurchased from public securitizations and resold	50.7	41.0	50.7	41.0
Total loans sold	$668.5	$630.9	$1,315.5	$1,189.9

Gain percentage on loans originated and sold	4.0%	3.9%	4.1%	3.6%
Total gain income as a percentage of total loans sold	3.7%	4.6%	4.0%	4.5%

In the second quarter of fiscal 2008, CAF income decreased 8% to $33.4 million from $36.5 million in the prior year’s second quarter.  Excluding other gain income, CAF income increased 9% to $33.1 million from $30.4 million in the prior year’s second quarter.  This increase reflected the growth in retail vehicle sales, a slight improvement in the gain percentage from 3.9% to 4.0%, and an increase in total managed receivables.

In the second quarter of fiscal 2008, CAF income included $0.3 million of other gain income.  This other gain income included an unfavorable adjustment related to increasing the loss rate assumption on the 2007-1 pool of receivables to 2.70% from 2.45%.  There were no other loss rate assumption changes in the second quarter of fiscal 2008.  This unfavorable loss rate adjustment was more than offset, however, by a variety of small, favorable retained interest valuation adjustments on other outstanding pools of receivables.  In the second quarter of fiscal 2007, CAF income included $6.1 million of other gain income, primarily related to lowering loss rate assumptions on loans originated in 2003, 2004, and 2005.

In the first half of fiscal 2008, CAF income increased 2% to $70.5 million from $68.9 million in the first half of the prior year.  In the first half of fiscal 2007, CAF income included $12.1 million of other gain income, again primarily related to lowering loss rate assumptions on loans originated in 2003, 2004, and 2005.  Excluding the effect of other gain income, CAF income increased 23% to $69.8 million from $56.8 million in the prior year’s first half.  This increase reflected an improvement in the gain percentage from 3.6% to 4.1% and the increases in retail vehicle sales and total managed receivables.

Compared with the corresponding periods of the prior year, the increases in other CAF income and direct CAF expenses in the second quarter and the first half of fiscal 2008 were proportionate to the growth in managed receivables.

Our securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance.  When exercised, the remaining eligible automobile loan receivables are typically resold into the warehouse facility.  In the second quarter of fiscal 2008,  we exercised this repurchase option on the 2003-2 securitization, and, as a result, $50.7 million of previously securitized receivables were resold into the warehouse facility.  In the second quarter of fiscal 2007, we exercised this repurchase option on the 2002-2 securitization and, as a result, $41.0 million of previously securitized receivables were resold into the warehouse facility.  Neither of these transactions had a material effect on total gain income.  In future periods, the effects of repurchase or resale activity could be favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 28
(In millions)	2007	2006	2007	2006
Loans securitized	$3,524.6	$2,991.9	$3,242.1	$2,710.4
Loans held for sale or investment	71.4	76.8	68.9	62.0
Total managed receivables	$3,596.0	$3,068.7	$3,311.0	$2,772.5

Accounts 31+ days past due	$75.7	$54.2	$56.9	$37.4
Past due accounts as a percentage of total managed receivables	2.10%	1.77%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2007	2006	2007	2006
Net credit losses on managed receivables	$9.2	$4.2	$14.7	$7.0
Average managed receivables	$3,550.6	$3,010.5	$3,481.0	$2,935.6
Annualized net credit losses as a percentage of average managed receivables	1.04%	0.56%	0.85%	0.48%
Recovery rate	51.4%	49.5%	52.1%	51.5%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted.

Compared with the prior-year periods, we experienced increases in both past due accounts as a percentage of total managed receivables and annualized net credit losses as a percentage of average managed receivables in the second quarter and in the first half of fiscal 2008.  We believe these increases were the result of a combination of factors, including an expansion of our credit offers as well as less favorable general economic and industry trends.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while controlling risk.  Receivables originated in calendar years 2003, 2004, and early 2005 have experienced loss rates well below both CAF’s historical averages and our targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and in 2006 and 2007 have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency rates in the first half of fiscal 2008 on the more recent originations were higher than our expectations, the net loss performance has been generally consistent with our expectations thus far and is reflected in our net loss assumptions used to value our retained interest in the securitized receivables.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.

Selling, General, and Administrative Expenses.  The SG&A ratio improved to 10.1% in the second quarter of fiscal 2008 compared with 10.4% in the second quarter of the prior year.  In the second quarter of the prior year, the SG&A ratio included the effect of $5.4 million of share-based compensation expense related to the accelerated vesting of stock options held by our former chief executive officer upon his retirement.  Excluding the effect of the accelerated vesting, last year’s second quarter SG&A ratio would have been 10.1%.

For the six months ended August 31, 2007, the SG&A ratio improved to 10.0% compared with 10.1% in the first six months of the prior year.  Excluding the effect of the accelerated vesting, the SG&A ratio for the first half of last year would have been 10.0%.  As expected, SG&A spending in the first half of fiscal 2008 related to planned strategic, operational, and Internet initiatives precluded achieving overhead leverage when excluding the effect of the accelerated vesting from the prior year period.

Income Taxes. The effective income tax rate was 39.5% in the second quarter of fiscal 2008, compared with 38.2% in the second quarter of fiscal 2007.  For the first half of the year, the effective tax rate was 38.9% in fiscal 2008 compared with 38.2% in fiscal 2007.  The higher effective tax rate, which reduced second quarter fiscal 2008 earnings by approximately $0.01 per share, was primarily the result of the establishment of a valuation allowance against certain deferred tax assets.

OPERATIONS OUTLOOK

Fiscal 2008 Comparable Store Sales and Earnings Per Share Expectations.  Our sales and profits for the first half of fiscal 2008 fell short of our original expectations.  We believe the shortfall was largely the result of the market environment and the industry-wide slowdown in automobile sales.  While it is difficult to predict how long the current conditions may persist, we believe it is appropriate to revise our expectations for comparable store used unit sales growth and earnings per share for the current fiscal year.  Our revised expectations contemplate that the conditions present during the second quarter will remain relatively unchanged for the remainder of the fiscal year.

We now expect fiscal 2008 comparable store used vehicle unit growth in the range of 1% to 3%, compared with the 9% achieved in fiscal 2007.  We previously expected comparable store used unit sales growth in the range of 3% to 9%.

We now expect fiscal 2008 earnings per share in the range of $0.92 to $0.98, compared with the $0.92 per share reported in fiscal 2007.  Fiscal 2008 earnings per share were previously expected to be in the range of $1.03 to $1.14.

The new fiscal 2008 expectations reflect:
  Our missed sales and earnings targets.
  The slower anticipated pace of comparable store used unit sales growth and its effect on other related revenue and income streams.
  Continued planned spending related to our strategic, operational, and Internet initiatives, which, together with the revised comparable store used unit sales expectations, will likely result in an increase in the SG&A ratio in the second half of the year.
  A reduction in CAF gain income of approximately $8 million in the third quarter of fiscal 2008, associated with the $500 million public securitization completed in September.
  Reduced CAF gain spreads due to continued credit market volatility.
  The higher anticipated effective tax rate for the fiscal year, resulting from the establishment of a valuation allowance against certain deferred tax assets.
Store Openings and Capital Expenditures.

FY08 – SECOND HALF PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
Planned third quarter openings:
Roswell, Ga. (1)	Atlanta	Existing	─	1
Newport News, Va.(1)	Norfolk / Virginia Beach	Existing	─	1
Gastonia, N.C.(1)	Charlotte	Existing	1	─
Riverside, Calif.	Los Angeles	Existing	─	1
Kearny Mesa, Calif.	San Diego	New	─	1
Planned fourth quarter openings:
Omaha, Neb.	Omaha	New	1	─
Jackson, Miss.	Jackson	New	1	─
Ellicott City, Md.	DC/Baltimore	Existing	─	1
Modesto, Calif.	Sacramento	Existing	1	─
FY08 second half planned superstore openings			4	5

(1) Opened early in the third quarter of fiscal 2008.

FY09 – FIRST HALF PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
San Antonio, Tex.	San Antonio	Existing	─	1
Phoenix, Ariz.	Phoenix	New	2	─
Colorado Springs, Col.	Colorado Springs	New	1	─
Charleston, S.C.	Charleston	New	─	1
Huntsville, Ala.	Huntsville	New	1	─
Tulsa, Okla.	Tulsa	New	1	─
Costa Mesa, Calif.	Los Angeles	Existing	─	1
FY09 first half planned superstore openings			5	3

Normal construction, permitting, or other scheduling delays could shift opening dates of stores into a later period.

In the second half of fiscal 2008, we also plan to expand our car-buying center test with the opening of our third and fourth centers, including one in Dallas and one in Tampa.  These sites will expand the test begun in fiscal 2007, when we opened our first car buying center in the Atlanta market.

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

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  Net cash from operations increased to $168.0 million in the first half of fiscal 2008 from $86.8 million in the first half of fiscal 2007, primarily reflecting a reduced investment in inventory and the growth in net earnings for the first half of fiscal 2008.  In the first half of fiscal 2008, inventory declined $15.9 million, reflecting a $13 million reduction in inventory resulting from the sale of the Orlando Chrysler-Jeep-Dodge franchise.  In the first half of fiscal 2007, inventory increased $64.7 million, reflecting inventory purchases to support sales and new store openings.

In conjunction with the sale of our Orlando Chrysler-Jeep-Dodge franchise, we received approximately $14 million, primarily representing payment for vehicle inventory and miscellaneous furniture and fixtures, and recognized a pretax gain of $0.7 million.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.52 billion at August 31, 2007, and $2.99 billion at August 31, 2006.  At August 31, 2007, the warehouse facility limit was $1.0 billion and unused warehouse capacity totaled $130.5 million.  The facility limit was $825 million at February 28, 2007, and was increased to $1.0 billion during the second quarter of fiscal 2008 in response to the growth in our business.  The warehouse facility matures in July 2008.  We anticipate that we will be able to renew, expand, or enter into new securitization arrangements to meet CAF’s future needs.

Subsequent to the end of the second quarter, we completed a $500 million public securitization of automobile loan receivables.  Adverse market conditions drove an increase in asset-backed credit spreads and negatively impacted our hedge effectiveness for this transaction, resulting in a reduction in CAF gain income of approximately $8 million in the third quarter of fiscal 2008.  Approximately $4.7 million of the reduction resulted from increased credit spreads, and a majority of the remaining $3.3 million reduction resulted from unwinding interest rate swaps. To the extent we experience continued market volatility, future public securitizations could have an unfavorable impact on earnings.

Investing Activities.  Net cash used in investing activities was $130.8 million in the first half of fiscal 2008, compared with $50.9 million in the first half of the prior year.  Cash used in investing activities consists almost entirely of capital expenditures, which primarily includes store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt, and sale-leaseback transactions.  At August 31, 2007, we owned 24 superstores currently in operation, as well as our home office in Richmond, Virginia.  In addition, five superstores are accounted for as capital leases.

Financing Activities.  Net cash used in financing activities was $49.1 million in the first half of fiscal 2008, compared with $33.9 million in the first half of fiscal 2007. In the first half of fiscal 2008, we used cash generated from operations to reduce debt by $62.6 million compared with a $55.4 million reduction in the first half of fiscal 2007.

As of August 31, 2007, $88.5 million was outstanding under our $500 million revolving credit facility, with the remainder fully available.  The outstanding balance included $2.7 million classified as short-term debt, and $85.8 million classified as current portion of long-term debt.  We classified the outstanding balance at August 31, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

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

  Changes in the general U.S. or regional U.S. economy.
  Intense competition within our industry.
  Significant changes in retail prices for used and new vehicles.
  A reduction in the availability or our access to sources of inventory.
  Our ability to acquire suitable real estate.
  The significant loss of key employees from our store, regional, or corporate management teams.
  The efficient operation of our information systems.
  Changes in the availability or cost of capital and working capital financing.
  Changes in the market for asset-backed financing.
  The occurrence of adverse weather events.
  Seasonal fluctuations in our business.
  The geographic concentration of our superstores.
  The regulatory environment in which we operate.
  The effect of various litigation matters.
  The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
  The occurrence of certain other material events.
For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 32 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At August 31, 2007, and February 28, 2007, all loans in our portfolio of automobile loan receivables were fixed-rate installment loans.  Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings.  However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES
(In millions)	August 31, 2007	February 28, 2007
Principal amount of:
Fixed-rate securitizations	$2,655.1	$2,644.1
Floating-rate securitizations synthetically altered to fixed	869.3	597.5
Floating-rate securitizations	0.2	0.6
Loans held for investment (1)	66.9	62.7
Loans held for sale (2)	4.5	6.2
Total	$3,596.0	$3,311.0
(1) The majority is held by a bankruptcy-remote special purpose entity. (2) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt. Substantially all of the debt is floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months and the six months ended August 31, 2007.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate four stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief, and the recovery of attorneys’ fees.  At this time, we continue to evaluate the allegations and our defenses.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

CarMax is subject to various other legal proceedings, claims, and liabilities that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions will not materially affect the financial position or results of operations of CarMax.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2007, should be considered.  Additionally, we are subject to the risk set forth below:

The Market for Asset-Backed Financing. We use and have historically relied upon a securitization program to fund substantially all of the automobile loan receivables originated by CAF.  Initially, we sell these receivables into our warehouse facility.  We periodically refinance the receivables through public securitizations.  Although the asset-backed market is large and well-established, if this market greatly deteriorated, we could be required to seek alternative means to finance our loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse impact on our operating results, sales and profitability.

The risks included in the Form 10-K and as set forth above could materially and adversely affect our business, financial condition, and results of operations.

Other than as set forth above, there have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the company’s shareholders was held June 26, 2007.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

Item 6.	Exhibits

10.1
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 001-31420), is incorporated by this reference.

10.2
CarMax, Inc. Benefit Restoration Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 001-31420), is incorporated by this reference.

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
Keith D. Browning
Executive Vice President and
Chief Financial Officer

October 9, 2007

EXHIBIT INDEX

10.1
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 001-31420), is incorporated by this reference.

10.2
CarMax, Inc. Benefit Restoration Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 001-31420), is incorporated by this reference.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.