Form 10-Q
period 2007-11-30
CARMAX INC
filed 2008-01-09
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2007

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

Large accelerated filer X	Accelerated filer _	Non-accelerated filer _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock, par value $0.50	218,366,805

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 36.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30						Nine Months Ended November 30
	2007	%	(1)	2006(2)	%	(1)	2007	%	(1)	2006(2)	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,514,302	80.3		$1,377,551	77.9		$4,909,835	79.8		$4,365,409	78.2
New vehicle sales	76,999	4.1		109,940	6.2		294,393	4.8		349,579	6.3
Wholesale vehicle sales	234,739	12.5		226,363	12.8		761,173	12.4		695,958	12.5
Other sales and revenues	59,260	3.1		54,293	3.1		189,563	3.1		171,882	3.1
Net sales and operating revenues	1,885,300	100.0		1,768,147	100.0		6,154,964	100.0		5,582,828	100.0
Cost of sales	1,642,417	87.1		1,539,538	87.1		5,339,666	86.8		4,852,599	86.9
Gross profit	242,883	12.9		228,609	12.9		815,298	13.2		730,229	13.1
CarMax Auto Finance income	16,347	0.9		31,974	1.8		86,827	1.4		100,880	1.8
Selling, general and administrative expenses	210,508	11.2		187,318	10.6		638,518	10.4		574,333	10.3
Gain on franchise disposition	―	―		―	―		740	―		―	―
Interest expense	44	―		167	―		3,010	―		4,449	0.1
Interest income	285	―		406	―		908	―		973	―
Earnings before income taxes	48,963	2.6		73,504	4.2		262,245	4.3		253,300	4.5
Provision for income taxes	19,117	1.0		28,085	1.6		102,049	1.7		96,841	1.7
Net earnings	$29,846	1.6		$45,419	2.6		$160,196	2.6		$156,459	2.8

Weighted average common shares:
Basic	216,301			213,022			215,826			211,790
Diluted	220,558			217,767			220,421			215,722

Net earnings per share:
Basic	$0.14			$0.21			$0.74			$0.74
Diluted	$0.14			$0.21			$0.73			$0.73

(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2) Share and per share amounts have been adjusted for the effect of our 2-for-1 stock split in March 2007.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)

	November 30, 2007	February 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,380	$19,455
Accounts receivable, net	52,769	71,413
Automobile loan receivables held for sale	4,700	6,162
Retained interest in securitized receivables	233,662	202,302
Inventory	892,228	836,116
Prepaid expenses and other current assets	20,498	15,068

Total current assets	1,212,237	1,150,516

Property and equipment, net	804,545	651,850
Deferred income taxes	45,607	40,174
Other assets	47,003	43,033

TOTAL ASSETS	$2,109,392	$1,885,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,933	$254,895
Accrued expenses and other current liabilities	69,113	68,885
Accrued income taxes	232	23,377
Deferred income taxes	16,132	13,132
Short-term debt	3,137	3,290
Current portion of long-term debt	155,541	148,443

Total current liabilities	510,088	512,022

Long-term debt, excluding current portion	27,280	33,744
Deferred revenue and other liabilities	117,695	92,432

TOTAL LIABILITIES	655,063	638,198
Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 218,306,580 and 216,028,166 shares issued and outstanding at November 30, 2007, and February 28, 2007, respectively	109,153	108,014
Capital in excess of par value	631,179	587,546
Accumulated other comprehensive loss	(18,755)	(20,332)
Retained earnings	732,752	572,147

TOTAL SHAREHOLDERS’ EQUITY	1,454,329	1,247,375

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,109,392	$1,885,573

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended November 30
	2007	2006

Operating Activities:
Net earnings	$160,196	$156,459
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	34,168	25,177
Share-based compensation expense	25,856	25,548
Loss on disposition of assets	35	259
Deferred income tax benefit	(3,332)	(14,623)
Net decrease (increase) in:
Accounts receivable, net	18,644	23,529
Automobile loan receivables held for sale, net	1,462	994
Retained interest in securitized receivables	(31,360)	(44,286)
Inventory	(56,112)	(91,116)
Prepaid expenses and other current assets	(5,430)	(2,744)
Other assets	(3,970)	(3,817)
Net increase (decrease) in:
Accounts payable, accrued expenses and
other current liabilities, and accrued income taxes	(11,881)	57,183
Deferred revenue and other liabilities	25,641	5,002
Net cash provided by operating activities	153,917	137,565
Investing Activities:
Capital expenditures	(192,440)	(114,719)
Proceeds from sales of assets	1,457	3,472
Sales of money market securities	10,000	24,850
Purchases of investment securities available-for-sale	(10,000)	(24,850)
Net cash used in investing activities	(190,983)	(111,247)
Financing Activities:
(Decrease) increase in short-term debt, net	(153)	2,521
Issuance of long-term debt	69,300	―
Payments on long-term debt	(62,111)	(76,115)
Equity issuances, net	13,157	27,449
Excess tax benefits from share-based payment arrangements	5,798	10,420
Net cash provided by (used in) financing activities	25,991	(35,725)
Decrease in cash and cash equivalents	(11,075)	(9,407)
Cash and cash equivalents at beginning of year	19,455	21,759
Cash and cash equivalents at end of period	$8,380	$12,352

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Background

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. We were the first used vehicle retailer to offer a large selection of quality used vehicles at low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility. We also sell new vehicles under various franchise agreements.  We provide our customers with a full range of related services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through our appraisal process that do not meet our retail standards are sold at on-site wholesale auctions.

2.	Accounting Policies

Basis of Presentation and Use of Estimates. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

Amounts and percentages in tables may not total due to rounding.  Certain previously reported amounts have been reclassified to conform with the current period presentation, including changes in certain retirement plan liabilities, which have been reclassified on our consolidated statements of cash flows from accounts payable, accrued expenses and other current liabilities, and accrued income taxes to deferred revenue and other liabilities.

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

Cash and Cash Equivalents. Cash equivalents of $1.6 million at November 30, 2007, and $1.5 million at February 28, 2007, consisted of highly liquid investments with original maturities of three months or less.

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

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Total gain income	$6.1	$23.7	$58.8	$77.4
Other CAF income:
Servicing fee income	9.5	8.2	27.6	23.5
Interest income	9.1	6.8	24.7	19.2
Total other CAF income	18.7	15.0	52.4	42.7

Direct CAF expenses:
CAF payroll and fringe benefit expense	4.1	3.1	11.5	8.8
Other direct CAF expenses	4.3	3.6	12.8	10.4
Total direct CAF expenses	8.4	6.7	24.4	19.2
CarMax Auto Finance income	$16.3	$32.0	$86.8	$100.9

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

We use a securitization program to fund substantially all of the automobile loan receivables originated by CAF. We sell the automobile loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors. The special purpose entity and investors have no recourse to our assets. Our risk is limited to the retained interest on our consolidated balance sheets. The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  This program is referred to as the warehouse facility.  The return requirements of investors in asset-backed commercial paper may fluctuate significantly depending on market conditions.  These fluctuations may have a significant impact on our results.

We routinely use public securitizations to refinance the receivables previously securitized through the warehouse facility. In a public securitization, a pool of automobile loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the securitization structure and market conditions, refinancing receivables in a public securitization may have a significant impact on our results.  The impact of refinancing activity will depend upon the particular securitization structures and market conditions at the refinancing date.

All transfers of receivables are accounted for as sales. When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Net loans originated	$575.9	$537.9	$1,839.0	$1,686.6
Total loans sold	$575.6	$538.7	$1,891.2	$1,728.7
Total gain income (1)	$6.1	$23.7	$58.8	$77.4
Total gain income as a percentage of total loans sold (1)	1.1%	4.4%	3.1%	4.5%

(1) Includes the effects of valuation adjustments, new public securitizations and the repurchase and resale of receivables in existing public securitizations, as applicable.

Retained Interest. We retain an interest in the automobile loan receivables that we securitize.  The retained interest, presented as a current asset on our consolidated balance sheets, serves as a credit enhancement for the benefit of the investors in the securitized receivables.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts and an undivided ownership interest in the securitized receivables, or “required excess receivables,” as described below.  On a combined basis, the reserve accounts and required excess receivables are generally 2% to 4% of managed receivables.  The special purpose entities and the investors have no recourse to our assets.

The fair value of the retained interest was $233.7 million as of November 30, 2007, and $202.3 million as of February 28, 2007.  The retained interest had a weighted average life of 1.5 years as of November 30, 2007, and February 28, 2007. The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

Interest-only strip receivables. Interest-only strip receivables represent the present value of residual cash flows we expect to receive over the life of the securitized receivables. The value of these receivables is determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, funding costs and discount rates appropriate for the type of asset and risk. The value of interest-only strip receivables may be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate markets; therefore, actual performance may differ from these assumptions. We evaluate the performance of the receivables relative to these assumptions on a regular basis. Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Reserve accounts. We are required to fund various reserve accounts established for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount. If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company. In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount. The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company. The amount on deposit in reserve accounts was $36.4 million as of November 30, 2007, and $31.5 million as of February 28, 2007.

Required excess receivables. The total value of the securitized receivables must exceed, by a specified amount, the principal amount owed to the investors. The required excess receivables balance represents this specified amount. Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required  excess  receivables was  $62.9 million as  of November 30, 2007, and  $57.0 million  as of February 28, 2007.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis. The following table shows the key economic assumptions used in measuring the fair value of the retained interest at November 30, 2007, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.23%-1.52%	$9.3	$18.1
Cumulative loss rate	1.19%-2.80%	$7.2	$14.4
Annual discount rate	12.00%	$3.4	$6.7

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

Cumulative loss rate. The cumulative loss rate, or “static pool” net losses, is calculated by dividing the total projected credit losses of a pool of receivables by the original pool balance.  Projected credit losses are estimated using the losses experienced to date, the credit quality of the receivables, economic factors and the performance history of similar receivables.

Continuing Involvement with Securitized Receivables.We continue to manage the automobile loan receivables that we securitize. We receive servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables. We believe that the servicing fees specified in the securitization agreements adequately compensate us for servicing the securitized receivables. No servicing asset or liability has been recorded. We are at risk for the retained interest in the securitized receivables and, if the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.

PAST DUE ACCOUNT INFORMATION
	As of November 30		As of February 28
(In millions)	2007	2006	2007	2006
Accounts 31+ days past due	$93.0	$61.2	$56.9	$37.4
Ending managed receivables	$3,702.6	$3,180.8	$3,311.0	$2,772.5
Past due accounts as a percentage of ending managed receivables	2.51%	1.93%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Net credit losses on managed receivables	$10.3	$6.7	$25.1	$13.7
Average managed receivables	$3,683.9	$3,147.9	$3,548.6	$3,006.4
Annualized net credit losses as a percentage of average managed receivables	1.12%	0.85%	0.94%	0.61%
Recovery rate	50.0%	49.2%	51.3%	50.6%

 SELECTED CASHFLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Proceeds from new securitizations	$469.0	$445.5	$1,500.5	$1,386.5
Proceeds from collections reinvested in revolving period securitizations	$247.7	$235.5	$840.8	$748.0
Servicing fees received	$9.5	$8.1	$27.3	$23.1
Other cash flows received from the retained interest:
Interest-only strip receivables	$25.2	$22.0	$72.6	$65.8
Reserve account releases	$0.3	$1.8	$6.1	$10.2

Proceeds from new securitizations. Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $50.7 million in the first nine months of fiscal 2008 and $41.0 million in the first nine months of fiscal 2007.  There were no balances previously outstanding in public securitizations that were refinanced through the warehouse facility in the third quarter of fiscal 2008 or fiscal 2007.  Proceeds received when we refinance receivables in public securitizations are excluded from this table as they are not considered new securitizations.

Proceeds from collections. Proceeds from collections reinvested in revolving period securitizations represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees. Servicing fees received represent cash fees paid to us to service the securitized receivables.

Other cash flows received from the retained interest. Other cash flows received from the retained interest represent cash that we receive from securitized receivables other than servicing fees. It includes cash collected on interest-only strip receivables and amounts released to us from reserve accounts.

Financial Covenants and Performance Triggers.  Certain of the securitization agreements include various financial covenants and performance triggers.  These agreements require us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require certain pools of securitized receivables to achieve specified thresholds related to portfolio yields, loss rates and delinquency rates. If these financial covenants and/or thresholds are not met, in addition to other consequences, we may be unable to continue to securitize receivables through the warehouse facility.  At November 30, 2007, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our automobile loan receivable securitizations.  Swaps are used to better match funding costs to the fixed-rate receivables being securitized.  Beginning in the third quarter of fiscal 2008, we have primarily utilized interest rate swaps indexed to LIBOR.  Previously, we utilized interest rate swaps indexed to commercial paper rates. During the third quarter of fiscal 2008, we entered into fifteen interest rate swaps with initial notional amounts totaling $528.0 million. The amortized notional amount of all outstanding swaps related to the automobile loan receivable  securitizations  was $837.8 million  at November 30, 2007, and  $597.5 million  at  February 28, 2007.  The fair value of swaps included in accounts payable totaled a net liability of $10.7 million at November 30, 2007, and $1.0 million at February 28, 2007.

The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments.  Market risk is the exposure created by potential fluctuations in interest rates.  We do not anticipate significant market risk from swaps as they are used to match funding costs to the use of the funding.  However, disruptions in the capital markets may impact the effectiveness of our hedging strategies.  Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.

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

COMPONENTS OF NETPENSION EXPENSE
	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$3,918	$3,012	$222	$103	$4,140	$3,115
Interest cost	1,499	1,024	147	98	1,646	1,122
Expected return on plan assets	(999)	(737)	–	–	(999)	(737)
Amortization of prior service cost	9	9	78	6	87	15
Recognized actuarial loss	743	439	37	62	780	501
Net pension expense	$5,170	$3,747	$484	$269	$5,654	$4,016

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$11,754	$9,036	$516	$309	$12,270	$9,345
Interest cost	4,497	3,072	351	294	4,848	3,366
Expected return on plan assets	(2,997)	(2,211)	–	–	(2,997)	(2,211)
Amortization of prior service cost	27	27	90	18	117	45
Recognized actuarial loss	2,229	1,317	129	186	2,358	1,503
Net pension expense	$15,510	$11,241	$1,086	$807	$16,596	$12,048

We contributed $8.9 million to the pension plan in the third quarter of fiscal 2008 bringing contributions for the first nine months of fiscal 2008 to $11.4 million.  We do not anticipate making a contribution to the pension plan in the fourth quarter of fiscal 2008.

7.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees and the non-employee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants or a combination of awards.  To date, we have awarded no incentive stock options.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2007	2006	2007	2006

Cost of sales	$500	$327	$1,425	$1,048
CarMax Auto Finance income	299	210	896	682
Selling, general and administrative expenses	7,565	5,582	24,441	24,467
Share-based compensation expense	$8,364	$6,119	$26,762	$26,197

We measure share-based compensation cost at the grant date, based on the estimated fair value of the award and the number of awards expected to vest. We recognize compensation expense for stock options and restricted stock on a straight-line basis over the requisite service period of the entire award, which is generally the vesting period. Our employee stock purchase plan is considered a liability-classified compensatory plan, and the associated costs of $0.9 million in the first nine months of fiscal 2008 and $0.6 million in the first nine months of fiscal 2007 are included in share-based compensation expense.  There were no capitalized share-based compensation costs at November 30, 2007 or 2006.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2007	13,775	$12.39
Options granted	1,775	$25.04
Options exercised	(1,456)	$9.04
Options forfeited or expired	(211)	$16.53
Outstanding as of November 30, 2007	13,883	$14.30	5.8	$117,512
Exercisable as of November 30, 2007	7,993	$11.72	5.2	$85,675

For the nine months ended November 30, 2007 and 2006, we granted to our employees nonqualified options to purchase 1,719,985 and 1,837,200 shares of common stock, respectively.  For the nine months ended November 30, 2007 and 2006, we granted to our non-employee directors nonqualified options to purchase 55,493 and 68,040 shares of common stock, respectively.  The total cash received from employees as a result of employee stock option exercises, net of payroll taxes withheld, was $13.2 million in the first nine months of fiscal 2008 and $27.4 million in the first nine months of fiscal 2007. We settle employee stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised was $22.0 million for the first nine months of fiscal 2008 and $39.3 million for the first nine months of fiscal 2007. We realized related income tax benefits of $8.7 million in the first nine months of fiscal 2008 and $15.2 million in the first nine months of fiscal 2007.

OUTSTANDING STOCK OPTIONS
As of November 30, 2007	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.44	233	0.3	$2.44	233	$2.44
$6.62 to $9.30	2,380	5.3	$7.16	2,380	$7.16
$10.74 to $13.42	4,770	5.9	$13.21	2,768	$13.23
$14.13 to $15.72	2,947	6.3	$14.70	2,155	$14.66
$16.33 to $22.29	1,824	5.4	$17.14	454	$17.14
$24.99 to $25.79	1,729	6.4	$25.04	3	$25.67
Total	13,883	5.8	$14.30	7,993	$11.72

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model.  In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model, such as the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder. For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.  For grants to non-employee directors, we continue to use the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small population of recipients of these awards.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted during the nine month periods ended November 30, 2007 and 2006, were $8.58 and $7.08 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $27.7 million at November 30, 2007.  These costs are expected to be recognized over a weighted average period of 2.0 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Nine Months Ended November 30
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	28.0% - 54.0%	29.8% - 63.4%
Weighted average expected volatility	38.8%	47.4%
Risk-free interest rate(2)	4.6% - 5.0%	4.5% - 5.1%
Expected term (in years)(3)	4.2 - 4.4	4.5 - 4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2007	920	$17.20
Restricted stock granted	904	$24.99
Restricted stock vested or cancelled	(94)	$21.17
Outstanding as of November 30, 2007	1,730	$21.05

For the nine month periods ended November 30, 2007 and 2006, we granted to our employees restricted stock of 903,815 shares and 984,500 shares, respectively. The fair value of a restricted stock award is determined and fixed based on the price of our stock on the grant date. The unrecognized compensation costs related to nonvested restricted stock awards totaled $21.7 million at November 30, 2007.  These costs are expected to be recognized over a weighted average period of 1.9 years.

8.	Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes a consistent framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than fifty percent likely to be realized. FIN 48 also established new disclosure requirements related to tax reserves.  We adopted FIN 48 as of March 1, 2007, and have recorded a decrease of $0.4 million in accrued tax reserves and a corresponding increase in retained earnings.

At March 1, 2007, we had $24.4 million of gross unrecognized tax benefits, $1.9 million of which, if recognized, would affect the company’s effective tax rate.  At November 30, 2007, we had $22.1 million of gross unrecognized tax benefits, $3.0 million of which, if recognized, would affect the company’s effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial position, or cash flows.

Our continuing practice is to recognize interest and penalties related to income tax matters in selling, general and administrative costs.    We had $4.7 million accrued for interest as of March 1, 2007, and $4.2 million as of November 30, 2007.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2003.

9.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended November 30		Nine Months Ended November 30
(In thousands except per share data)	2007	2006	2007	2006
Net earnings available to common shareholders	$29,846	$45,419	$160,196	$156,459

Weighted average common shares outstanding	216,301	213,022	215,826	211,790
Dilutive potential common shares:
Stock options	3,667	4,492	4,081	3,820
Restricted stock	590	253	513	112
Weighted average common shares and dilutive potential common shares	220,558	217,767	220,421	215,722
Basic net earnings per share	$0.14	$0.21	$0.74	$0.74
Diluted net earnings per share	$0.14	$0.21	$0.73	$0.73

Certain options were outstanding and not included in the calculation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of our common stock during the respective period.  As of November 30, 2007, options to purchase 1,782,493 shares of common stock with exercise prices ranging from $17.20 to $25.79 per share were outstanding and not included in the calculation.  As of November 30, 2006, options to purchase 1,593,168 shares with exercise prices ranging from $14.80 to $22.29 per share were outstanding and not included in the calculation.

10.	Debt

As of November 30, 2007, $158.2 million was outstanding under our $500 million revolving credit facility, with the remainder fully available.  The outstanding balance included $3.1 million classified as short-term debt and $155.1 million classified as current portion of long-term debt.  We classified the outstanding balance at November 30, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of November 30, 2007, consisted of $0.4 million classified as current portion of long-term debt and $27.3 million classified as long-term debt.

11.	Accumulated Other Comprehensive Loss

Effective March 1, 2007, changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss (“AOCL”).  There was no AOCL for the nine months ended November 30, 2006.  Changes in each component of AOCL for the nine months ended November 30, 2007, net of income taxes, are presented below.

(In thousands)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2007	$20,094	$238	$20,332
Amortization expense	(1,503)	(74)	(1,577)
Balance as of November 30, 2007	$18,591	$164	$18,755

12.	Contingencies

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

In December 2007, we temporarily increased our automobile loan receivables warehouse facility limit by $300 million, to a total capacity of $1.3 billion, through April 2008.

14.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period.  CarMax will be required to adopt SFAS 157 as of March 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings.  SFAS 159 will be effective for our fiscal year beginning March 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in the CarMax Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as well as our consolidated financial statements and the accompanying notes included in this Form 10-Q.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages in tables may not total due to rounding.  Certain prior year amounts have been reclassified to conform to the current period presentation.  All share and per share amounts for prior periods have been adjusted to reflect our 2-for-1 common stock split in March 2007.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  As of November 30, 2007, we operated 86 used car superstores in 39 markets, comprised of 28 mid-sized markets, 10 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises, all of which were integrated or co-located with our used car superstores.

We believe the CarMax consumer offer is unique in the automobile retailing marketplace.  Our offer gives consumers a way to shop for cars in the same manner that they shop for items at other “big box” retailers.  Our consumer offer is structured around four core equities: low, no-haggle prices; a broad selection; high quality; and customer-friendly service.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESP”) and vehicle repair service.  A majority of the used vehicles we sell at retail are purchased directly from consumers.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold at our on-site wholesale auctions.  Wholesale auctions are conducted at the majority of our superstores and are held on a weekly, bi-weekly or monthly basis.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified customers through CarMax Auto Finance (“CAF”), the company’s finance operation, Bank of America and through a number of other third-party lenders.  We collect fixed, prenegotiated fees from the majority of our third-party lenders, and we periodically test additional lenders.  CarMax has no recourse liability for loans provided by third-party lenders.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party service plans.  Extended service plan revenues represent commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept.  We believe the primary driver for future earnings growth will be vehicle unit sales growth from comparable store sales increases and from geographic expansion.  We target a similar dollar amount of gross profit per used unit, regardless of retail price.  Used unit sales growth is our primary focus.  We plan to open used car superstores at a rate of approximately 15% to 20% of our used car superstore base each year.  Over the long term, we expect comparable store used unit sales increases to average in the range of 4% to 8%, reflecting the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels and underlying industry sales growth.  We estimate that our stores generally reach basic maturity sales levels in their fifth year of operation.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.  Beginning in the third quarter, we also experienced an unprecedented disruption in the asset-backed securities market that has increased CAF’s funding costs.

Fiscal 2008 Third Quarter Highlights

•
Net sales and operating revenues increased 7% to $1.89 billion from $1.77 billion in the third quarter of fiscal 2007, while net earnings decreased 34% to $29.8 million, or $0.14 per share, from $45.4 million, or $0.21 per share.

•
Total used vehicle unit sales increased 9%, reflecting the growth in our store base.  Comparable store used unit sales were flat, reflecting the combination of the near-term decline in consumer confidence and a slowing sales pace for the automotive retail industry, as well as the challenging comparison with our 13% increase during the prior year’s third quarter.  Wholesale vehicle unit sales increased 2%.  New vehicle unit sales declined 29%, reflecting a combination of the softer new car industry trends and the sale of one of our new car franchises during the second quarter.

•	We opened five used car superstores during the third quarter, including one production superstore and four non-production superstores.
•	Our total gross profit per retail unit decreased $13 to $2,723 from $2,736 in the prior year’s third quarter.
•
CAF income decreased 49% to $16.3 million from $32.0 million in the third quarter of fiscal 2007.  CAF income was reduced by $14.1 million for decreases in the valuation of our retained interest in loans originated in previous quarters.  The majority of these adjustments resulted from increases in funding costs in the asset-backed credit markets.  These higher funding costs also reduced CAF’s gain percentage on loans originated and sold to 3.6% compared with 4.3% in the prior year’s third quarter.

•
Selling, general and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased to 11.2% from 10.6% in the third quarter of fiscal 2007.  This increase largely resulted from our flat comparable store used unit sales and our commitment to our ongoing growth plans, as well as our decision to continue spending on our strategic, operational and Internet initiatives.

•
For the first nine months of the fiscal year, net cash provided by operations increased to $153.9 million compared with $137.6 million in fiscal 2007, primarily reflecting a reduced investment in inventory.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2007. These policies relate to securitization transactions, revenue recognition, income taxes and the defined benefit retirement plan.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2007	%	2006	%	2007	%	2006	%
Used vehicle sales	$1,514.3	80.3	$1,377.6	77.9	$4,909.8	79.8	$4,365.4	78.2
New vehicle sales	77.0	4.1	109.9	6.2	294.4	4.8	349.6	6.3
Wholesale vehicle sales	234.7	12.5	226.4	12.8	761.2	12.4	696.0	12.5
Other sales and revenues:
Extended service plan revenues	30.1	1.6	27.1	1.5	97.2	1.6	85.1	1.5
Service department sales	23.2	1.2	21.6	1.2	72.6	1.2	68.6	1.2
Third-party finance fees, net	5.9	0.3	5.6	0.3	19.7	0.3	18.2	0.3
Total other sales and revenues	59.3	3.1	54.3	3.1	189.6	3.1	171.9	3.1
Total net sales and operating revenues	$1,885.3	100.0	$1,768.1	100.0	$6,155.0	100.0	$5,582.8	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Vehicle units:
Used vehicles	9%	18%	11%	16%
New vehicles	(29)%	(3)%	(16)%	(12)%
Total	7%	17%	10%	14%

Vehicle dollars:
Used vehicles	10%	27%	12%	24%
New vehicles	(30)%	(3)%	(16)%	(12)%
Total	7%	24%	10%	20%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Vehicle units:
Used vehicles	0%	13%	3%	8%
New vehicles	(20)%	(3)%	(12)%	(12)%
Total	(1)%	12%	2%	7%

Vehicle dollars:
Used vehicles	0%	21%	4%	16%
New vehicles	(21)%	(3)%	(12)%	(13)%
Total	(1)%	19%	3%	13%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Used car superstores, beginning of period	81	71	77	67
Superstore openings:
Production superstores (1)	1	1	2	4
Non-production superstores (2)	4	1	7	2
Total superstore openings	5	2	9	6
Used car superstores, end of period	86	73	86	73

(1) Previously referred to as mega and standard superstores, these are stores at which vehicle reconditioning is performed.
(2) Previously referred to as satellite superstores, these are stores that do not have vehicle reconditioning capabilities.

Used Vehicle Sales. We believe the difficult macro-economic conditions have caused an industry-wide slowdown in sales in the automotive retail market in recent months.  The 10% increase in our used vehicle revenues in the third quarter of fiscal 2008 resulted from a 9% increase in unit sales and a 1% increase in average selling price.  The unit sales growth reflected sales from newer superstores not yet in the comparable store base.  Comparable store used unit sales were flat, reflecting the combination of the near-term decline in consumer confidence and a slowing sales pace for the automotive retail industry, as well as the challenging comparison with our 13% increase in last year’s third quarter.  We continued to experience healthy increases in consumer traffic, which we believe benefited from the favorable response to the improvements to carmax.com made during the last several quarters.  However, compared with the prior year period, our sales conversion rate declined as consumers appeared to be more hesitant in committing to big-ticket purchases.  Sales were supported by the continued consistent availability of credit from CAF and our third-party finance providers.  Despite the deceleration in automotive industry sales, our data indicates that we continued to gain share within our existing markets in the late-model used vehicle market.

The 12% increase in used vehicle revenues in the first nine months of fiscal 2008 resulted from an 11% increase in unit sales and a 1% increase in average selling price.  The unit sales growth reflected sales from new superstores not yet in the comparable store base, together with a 3% increase in comparable store used units.  Similar to the third quarter, our comparable store used unit sales growth was supported by increases in traffic and the continued, consistent availability of consumer credit.  We experienced a gradual deceleration in our comparable store sales growth over the course of the first nine months of fiscal 2008 that we believe is largely the result of the increasingly challenging economic environment.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 30% in the third quarter of fiscal 2008 and 16% in the first nine months of fiscal 2008.  The declines were substantially the result of decreases in unit sales, which fell 29% in the third quarter and 16% in the first nine months of the year.  The declines in new vehicle unit sales reflected soft new car industry sales trends, particularly for the domestic manufacturers that we represent, and the divestiture of our Orlando Chrysler-Jeep-Dodge franchise in the second quarter of fiscal 2008.

Wholesale Vehicle Sales.  Vehicles acquired through our appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 4% increase in wholesale vehicle revenues in the third quarter of fiscal 2008 resulted from a 2% increase in wholesale unit sales combined with a 2% increase in average wholesale selling price.  The increase in wholesale vehicle unit sales was smaller than the 9% increase in used vehicle unit sales, reflecting the more challenging comparison with the third quarter of the prior year, when wholesale vehicle unit sales climbed 29% compared with an 18% increase in used vehicle unit sales.  In addition, while appraisal traffic remained healthy during the quarter, we experienced a decline in our buy rate (defined as vehicles purchased as a percent of vehicles appraised) as the increased hesitancy of consumers to commit to purchasing vehicles also affected their trade-in activity.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they may also be affected by changes in the average age, miles, make, model or condition of vehicles to be wholesaled.

The 9% increase in wholesale vehicle revenues in the first nine months of fiscal 2008 resulted from an 8% increase in wholesale unit sales combined with a 1% increase in average wholesale selling price.  The wholesale unit sales growth was primarily the result of the expansion of our store base.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales and third-party finance fees.  Compared with the corresponding prior year periods, other sales and revenues increased 9% in the third quarter of fiscal 2008, and 10% in the first nine months of fiscal 2008.  Extended service plan revenues increased 11% in the third quarter and 14% in the first nine months of the year, driven primarily by our retail unit sales growth.  Net third-party finance fees, which increased 5% in the third quarter and 8% in the first nine months of the year, can be affected by changes in the mix of loan originations by provider.  The fixed fees paid by our third-party finance providers will vary by provider, reflecting their differing levels of credit risk exposure.  We record the discount at which the third-party subprime lender purchases loans as an offset to finance fee revenues from the other third-party lenders.  In the third quarter of fiscal 2008, net third party finance fees increased at a slower rate than our used vehicle unit growth, reflecting an increase in sales financed by the third-party subprime lender.

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

Supplemental Sales Information.

UNIT SALES
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Used vehicles	85,973	79,009	278,841	250,121
New vehicles	3,224	4,532	12,309	14,610
Wholesale vehicles	52,960	51,833	171,150	158,267

AVERAGE SELLING PRICES
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Used vehicles	$17,433	$17,247	$17,434	$17,273
New vehicles	$23,751	$24,118	$23,778	$23,779
Wholesale vehicles	$4,322	$4,258	$4,337	$4,288

RETAIL VEHICLE SALES MIX
	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006	2007	2006
Vehicle units:
Used vehicles	96%	95%	96%	94%
New vehicles	4	5	4	6
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	95%	93%	94%	93%
New vehicles	5	7	6	7
Total	100%	100%	100%	100%

RETAIL STORES
	Estimate February 29, 2008	November 30, 2007	February 28, 2007	November 30, 2006
Production superstores	57	55	53	52
Non-production superstores	32	31	24	21
Total used car superstores	89	86	77	73
Co-located new car stores	3	3	4	4
Total	92	89	81	77

During the third quarter of fiscal 2008, we opened five used car superstores, including one production superstore in Charlotte, North Carolina, and four non-production superstores in Atlanta, Georgia; Newport News, Virginia; and Los Angeles and San Diego, California.  This represented our first store in the San Diego market.

During the first nine months of the year, in addition to the third quarter store openings, we entered the Tucson, Arizona, market with a production superstore and the Milwaukee, Wisconsin, market with two non-production superstores.  We also opened a non-production superstore in the Los Angeles, California market.  Vehicle reconditioning for the Milwaukee stores is provided by our production superstore in Kenosha, Wisconsin, which had available capacity.

During the first nine months of the year, we expanded our car-buying center test with the opening of buying centers in the Raleigh, North Carolina, and Tampa, Florida, markets, expanding the test we began in Atlanta in fiscal 2007.  At these locations, we conduct appraisals and purchase cars, but do not sell vehicles.  These test centers are part of our long-term plan to increase both appraisal traffic and retail vehicle sourcing self-sufficiency.

As of November 30, 2007, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.  During the second quarter of fiscal 2008, we sold our Orlando Chrysler-Jeep-Dodge franchise.

GROSS PROFIT
	Three Months Ended November 30						Nine Months Ended November 30
	2007			2006			2007			2006
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,886	10.7		$1,898	10.9		$1,936	11.0		$1,929	11.1
New vehicle gross profit	$1,043	4.4		$1,108	4.6		$1,040	4.3		$1,168	4.9
Wholesale vehicle gross profit	$774	17.5		$742	17.0		$790	17.8		$721	16.4
Other gross profit	$408	61.4		$421	64.8		$438	67.2		$440	67.8
Total gross profit	$2,723	12.9		$2,736	12.9		$2,800	13.2		$2,758	13.1
(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Compared with the corresponding prior year periods, used vehicle gross profit per unit decreased $12 in the third quarter and increased $7 in the first nine months of fiscal 2008.  We target a similar dollar amount of gross profit per used unit, regardless of retail price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual depreciation in used vehicle values and contribute to our ability to manage our gross profit dollars per unit.  In addition, over the past few years, we have continued to refine our car-buying strategies, which we believe has benefited our used vehicle gross profit per unit.

Compared with the second quarter of fiscal 2008, our third quarter used vehicle gross profit per unit declined by $96.  We expect gross profits to decrease sequentially from the second quarter to the third quarter, reflecting the normal seasonal slowdown in traffic, the higher vehicle depreciation that typically occurs during the model-year changeover period and our resulting lower margin targets.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, new vehicle gross profit per unit decreased $65 in the third quarter and $128 in the first nine months of fiscal 2008, in part reflecting the lower dealer incentives offered by certain of the domestic manufacturers that we represent.

Wholesale Vehicle Gross Profit.  Compared with the corresponding prior year periods, wholesale vehicle gross profit per unit increased $32 in the third quarter and $69 in the first nine months of fiscal 2008.  Wholesale vehicle profitability has steadily increased over the last several years, reflecting the combined benefits of refinements in our appraisal offer and appraisal delivery processes and the continued strong dealer attendance at our auctions.

Other Gross Profit.  Compared with the corresponding prior year periods, other gross profit per unit decreased $13 in the third quarter and $2 in the first nine months of fiscal 2008.  The changes in profit per unit reflected the change in the mix of extended service plan revenues and third-party finance fees, both of which have no associated cost of sales, relative to service department sales.  A small increase in the percentage of sales financed by the third-party subprime lender reduced net third party finance fees.  A decline in the gross margin on service department sales resulted, in part, from our flat comparable store sales growth, which reduced our ability to leverage service and reconditioning overhead expenses.

Impact of Inflation.  Inflation has not been a significant contributor to our results.  Profitability is based on achieving targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, CAF income will benefit from an increase in the average amount financed.

CARMAX AUTO FINANCE INCOME

CAF provides automobile financing for our used and new car sales.  Because the purchase of an automobile is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality automobile loan receivables, both for CAF and for our third-party lenders.  CAF provides us the opportunity to capture additional profits and cash flows from automobile loan receivables while managing our reliance on third-party finance sources.

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2007	%	2006	%	2007	%	2006	%
Total gain income (1)	$6.1	1.1	$23.7	4.4	$58.8	3.1	$77.4	4.5
Other CAF income: (2)
Servicing fee income	9.5	1.0	8.2	1.0	27.6	1.0	23.5	1.0
Interest income	9.1	1.0	6.8	0.9	24.7	0.9	19.2	0.9
Total other CAF income	18.7	2.0	15.0	1.9	52.4	2.0	42.7	1.9
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	4.1	0.4	3.1	0.4	11.5	0.4	8.8	0.4
Other direct CAF expenses	4.3	0.5	3.6	0.5	12.8	0.5	10.4	0.5
Total direct CAF expenses	8.4	0.9	6.7	0.9	24.4	0.9	19.2	0.9
CarMax Auto Finance income (3)	$16.3	0.9	$32.0	1.8	$86.8	1.4	$100.9	1.8

Total loans sold	$575.6		$538.7		$1,891.2		$1,728.7
Average managed receivables	$3,683.9		$3,147.9		$3,548.6		$3,006.4
Ending managed receivables	$3,702.6		$3,180.8		$3,702.6		$3,180.8

Total net sales and operating revenues	$1,885.3		$1,768.1		$6,155.0		$5,582.8
Percent columns indicate: (1) Percent of loans sold. (2) Annualized percentage of average managed receivables. (3) Percent of total net sales and operating revenues.

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

Total gain income includes the effects of retained interest valuation adjustments, new public securitizations and the repurchase and resale of receivables in existing public securitizations, if applicable.  The table below provides information on the aggregate effect of these items on total gain income, total loans sold and the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”).

GAIN INCOME AND LOANS SOLD
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Gain on sales of loans originated and sold	$20.9	$23.0	$72.9	$64.7
Other gain (expense) income	(14.8)	0.7	(14.1)	12.8
Total gain income	$6.1	$23.7	$58.8	$77.4

Loans originated and sold	$575.6	$538.7	$1,840.5	$1,687.6
Receivables repurchased from public securitizations and resold	―	―	50.7	41.0
Total loans sold	$575.6	$538.7	$1,891.2	$1,728.7

Gain percentage on loans originated and sold	3.6%	4.3%	4.0%	3.8%
Total gain income as a percentage of total loans sold	1.1%	4.4%	3.1%	4.5%

In the third quarter of fiscal 2008, CAF income declined 49% to $16.3 million from $32.0 million in the prior year’s third quarter.  CAF income was reduced by other gain expense of $14.8 million, which consisted primarily of $14.1 million of decreases in the valuation of our retained interest in loans originated in previous quarters.  The majority of these adjustments resulted from increases in funding costs in the asset-backed credit markets.  These higher funding costs also reduced CAF’s gain percentage on loans originated and sold to 3.6% in the third quarter of fiscal 2008 compared with 4.3% in the prior year’s third quarter.

The $14.1 million of adverse valuation adjustments recorded in the third quarter of fiscal 2008 included the following items:

▪
$8.0 million related to the 2007-3 public securitization completed in September 2007.  As previously reported, adverse market conditions drove an increase in the asset-backed credit spreads and disrupted our hedge effectiveness for this transaction.  Approximately $4.7 million of the reduction resulted from increased credit spreads, and a majority of the remaining $3.3 million reduction resulted from unwinding interest rate swaps.

▪
$4.6 million resulting from an increase in the cost of funding receivables through the asset-backed commercial paper market, related to receivables in the warehouse facility that had been originated in previous quarters.

▪
$1.5 million related to adjustments in loss assumptions on pools of previously securitized receivables.  As part of our quarterly evaluation of the assumptions used to value our retained interest, we modestly increased the cumulative loss assumptions on the 2007-1 and 2007-2 pools, partially offset by small favorable changes in loss assumptions for select pools originated in 2006 and earlier years.

In the first nine months of fiscal 2008, CAF income decreased 14% to $86.8 million from $100.9 million in the first nine months of the prior year.  In the first nine months of fiscal 2008, CAF income included $14.1 million of other gain expense, primarily reflecting the adverse valuation adjustments made in the third quarter.  In the first nine months of fiscal 2007, CAF income included $12.8 million of other gain income, primarily related to lowering loss rate assumptions on pools of previously securitized receivables.  Excluding the effect of the other gain income or expense items, the 15% increase in CAF income for the nine-month period primarily reflected the increases in retail vehicle sales and total managed receivables.  The gain percentage for the nine-month period was relatively similar, at 4.0% in fiscal 2008 compared with 3.8% in fiscal 2007.

Compared with the corresponding periods of the prior year, the increases in other CAF income and direct CAF expenses in the third quarter and the first nine months of fiscal 2008 were proportionate to the growth in managed receivables.

Our securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in a pool of automobile loan receivables falls below 10% of the original pool balance.  When exercised, the remaining eligible automobile loan receivables are typically resold into the warehouse facility.  In the first nine months of fiscal 2008, we exercised this repurchase option on the 2003-2 securitization, and, as a result, $50.7 million of previously securitized receivables were resold into the warehouse facility.  In the first nine months of fiscal 2007, we exercised this repurchase option on the 2002-2 securitization and, as a result, $41.0 million of previously securitized receivables were resold into the warehouse facility.  Neither of these transactions had a material effect on total gain income.  In future periods, the effect of repurchase or resale activity could be favorable or unfavorable depending on the securitization structure and market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION
	As of November 30		As of February 28
(In millions)	2007	2006	2007	2006
Loans securitized	$3,631.2	$3,108.5	$3,242.1	$2,710.4
Loans held for sale or investment	71.4	72.3	68.9	62.0
Total managed receivables	$3,702.6	$3,180.8	$3,311.0	$2,772.5

Accounts 31+ days past due	$93.0	$61.2	$56.9	$37.4
Past due accounts as a percentage of total managed receivables	2.51%	1.93%	1.72%	1.35%

CREDIT LOSS INFORMATION
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2007	2006	2007	2006
Net credit losses on managed receivables	$10.3	$6.7	$25.1	$13.7
Average managed receivables	$3,683.9	$3,147.9	$3,548.6	$3,006.4
Annualized net credit losses as a percentage of average managed receivables	1.12%	0.85%	0.94%	0.61%
Recovery rate	50.0%	49.2%	51.3%	50.6%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be impacted.

Compared with the prior-year periods, we experienced increases in both past due accounts as a percentage of total managed receivables and annualized net credit losses as a percentage of average managed receivables in the third quarter and in the first nine months of fiscal 2008.  We believe these increases were the result of a combination of factors, including the prior expansion of our credit offers as well as less favorable general economic and industry trends.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while controlling risk.  Receivables originated in calendar years 2003, 2004 and early 2005 have experienced loss rates well below both CAF’s historical averages and our targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and in 2006 and 2007 have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent securitization pools were somewhat higher than our initial expectations, we believe this is related to the worsening economic climate.  Consequently, we have incorporated similar economic stress into the projections for our most recent securitizations.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.

Selling, General and Administrative Expenses.  The SG&A ratio increased to 11.2% in the third quarter of fiscal 2008 compared with 10.6% in the third quarter of the prior year.  The increase largely resulted from our flat comparable store used unit sales in the third quarter of fiscal 2008 and our commitment to our ongoing growth plans, as well as our decision to continue spending on our strategic, operational and Internet initiatives during the quarter.  These factors were partially offset by reductions of accruals for corporate bonuses.

For the nine months ended November 30, 2007, the SG&A ratio increased slightly to 10.4% compared with 10.3% in the first nine months of the prior year.  As expected, SG&A spending in the first nine months of fiscal 2008 related to planned strategic, operational and Internet initiatives precluded achieving overhead leverage on the 3% increase in comparable store used unit sales.

Income Taxes. The effective income tax rate was 39.0% in the third quarter of fiscal 2008, compared with 38.2% in the third quarter of fiscal 2007.  For the first nine months of the year, the effective tax rate was 38.9% in fiscal 2008 compared with 38.2% in fiscal 2007.  The higher fiscal 2008 effective tax rate was primarily the result of the establishment of a valuation allowance against certain deferred tax assets.

OPERATIONS OUTLOOK

Fiscal 2008 Comparable Store Sales and Earnings Per Share Expectations.  At the end of the second quarter, we revised our expectations for fiscal 2008 comparable store sales growth to a range of 1% to 3% and earnings per share to a range of $0.92 to $0.98.  The reduced expectations were largely the result of the weaker economic conditions and the industry-wide slowdown in automobile sales.

Our sales performance in the third quarter was generally consistent with our revised expectations.  We now expect fiscal 2008 comparable store used unit sales growth of approximately 2%.  As always, our projections are not adjusted for the possibility of unusual winter weather, which could adversely affect our fourth quarter sales.  Comparable store used unit sales increased by 9% in fiscal 2007.

Primarily as a result of the continued turmoil in the asset-backed credit markets and the resulting higher funding costs, we have further reduced our fiscal 2008 earnings per share expectations to the range of $0.87 to $0.93.  We earned $0.92 per share in fiscal 2007.

The current revision to the fiscal 2008 earnings per share expectation range reflects:
•	The effect onCAF income of adverse valuation adjustmentsrecorded in the third quarter.
•
An assumption that the increase in spreads experienced in the asset-backed commercial paper market will continue, at least in the near term.  As a result, while we expect our gain percentage on loans originated and sold during the fourth quarter will remain within our normalized range of 3.5% to 4.5%, it will likely be well below the midpoint of the range.

•
A reduction in CAF gain income in the fourth quarter related to our next public securitization.  This assumes that spreads in the public asset-backed securities market remain fairly consistent with recent securitization transactions completed by other automotive and equipment issuers with similarly rated loan portfolios.

While the width of the range for ourearnings per share expectations reflects the uncertainty surrounding the credit markets and CAF’s funding costs, we remain committed to CAF as it provides opportunities to capture additional sales and profits.

Store Openings and Capital Expenditures.

FY08 – FOURTH QUARTER PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
Omaha, Nebraska (1).	Omaha	New	1	─
Jackson, Mississippi (1)	Jackson	New	1	─
Ellicott City, Maryland	Baltimore	Existing	─	1
FY08 fourth quarter planned superstore openings			2	1

(1)Store opened in December 2007.

FY09 – FIRST NINE MONTHS PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
San Antonio, Texas	San Antonio	Existing	─	1
Modesto, California	Sacramento	Existing	1
Phoenix, Arizona	Phoenix	New	2	─
Charleston, South Carolina	Charleston	New	─	1
Huntsville, Alabama	Huntsville	New	1	─
Colorado Springs, Colorado	Colorado Springs	New	1	─
Tulsa, Oklahoma	Tulsa	New	1	─
Costa Mesa, California	Los Angeles	Existing	─	1
Hickory, North Carolina	Charlotte	Existing	─	1
FY09 first nine months planned superstore openings			6	4

Normal construction, permitting or other scheduling delays could shift opening dates of any stores into a later period.

We also plan to expand our car-buying center test with the opening of our fourth and fifth centers, including one in Dallas, Texas, in the fourth quarter of fiscal 2008 and one in Baltimore, Maryland, in the first quarter of fiscal 2009.

We now expect capital expenditures in fiscal 2008 to be approximately $260 million, compared with our previous expectation of approximately $300 million.  The decrease in expected capital spending primarily reflects changes in the timing of land purchases for superstores we plan to open in future years.  Compared with the approximately $192 million spent in fiscal 2007, the fiscal 2008 capital spending estimate reflects more real estate purchases for future development in larger, multi-store markets.  In addition, the fiscal 2007 capital spending amount was lower than originally projected, due in part to the acquisition of some store sites pursuant to ground leases.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  Net cash from operations increased to $153.9 million in the first nine months of fiscal 2008 from $137.6 million in the first nine months of fiscal 2007, primarily reflecting a reduced investment in inventory, partially offset by changes in accrued income taxes.  In the first nine months of fiscal 2008, inventory increased by $56.1 million.  In the first nine months of fiscal 2007, inventory increased $91.1 million.

We generally expect to grow inventory to support both the expansion of our store base and comparable store unit sales growth.  In the first nine months of fiscal 2008, inventories increased by somewhat more than the growth associated with newly opened stores.  During the third quarter, we expanded a test in select stores to determine whether a modest expansion in onsite vehicle inventory, generally in the range of 50 to 100 cars per store, would have favorable effect on sales.

In conjunction with the sale of our Orlando Chrysler-Jeep-Dodge franchise, we received approximately $14 million, primarily representing payment for vehicle inventory and miscellaneous furniture and fixtures, and recognized a pretax gain of $0.7 million.

Accrued income taxes decreased $23.1 million during the first nine months of fiscal 2008, compared with an increase of $27.7 million during the first nine months of fiscal 2007.  The reduction in fiscal 2008 as compared with the increase in fiscal 2007 resulted primarily from the timing of accruals and estimated payments, as well as the adoption of FIN 48.

The aggregate principal amount of outstanding automobile loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.63 billion at November 30, 2007, and $3.11 billion at November 30, 2006.  At November 30, 2007, the warehouse facility limit was $1.0 billion and unused warehouse capacity totaled $161.5 million.  The facility limit was $825 million at February 28, 2007, and was increased to $1.0 billion during the second quarter of fiscal 2008 in response to the growth in our business.  The warehouse facility matures in July 2008.  Given the unprecedented recent instability in the asset-backed public market, in December 2007, we arranged a temporary $300 million increase in the warehouse facility capacity to $1.3 billion through April 2008, in order to provide additional funding flexibility.  We anticipate that we will be able to renew, expand or enter into new securitizations or other funding arrangements to meet CAF’s future needs.

During the third quarter, we completed a $500 million public securitization of automobile loan receivables.  We currently intend to execute our next public securitization in the fourth quarter.

Investing Activities.  Net cash used in investing activities was $191.0 million in the first nine months of fiscal 2008, compared with $111.2 million in the first nine months of the prior year.  Cash used in investing activities consists almost entirely of capital expenditures, which primarily includes store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt and sale-leaseback transactions.  At November 30, 2007, we owned 29 superstores currently in operation, as well as our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  Net cash provided by financing activities was $26.0 million in the first nine months of fiscal 2008, compared with net cash used in financing activities of $35.7 million in the first nine months of fiscal 2007. In the first nine months of fiscal 2008, we increased total debt by $7.0 million, while in the first nine months of fiscal 2007, we reduced total debt by $73.6 million.

As of November 30, 2007, $158.2 million was outstanding under our $500 million revolving credit facility, with the remainder fully available.  The outstanding balance included $3.1 million classified as short-term debt, and $155.1 million classified as current portion of long-term debt.  We classified the outstanding balance at November 30, 2007, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

We expect that cash generated by operations, proceeds from securitization transactions and other funding arrangements will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in the general U.S. or regional U.S. economy.
▪	Intense competition within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or our access to sources of inventory.
▪	Our ability to acquire suitable real estate.
▪	The significant loss of key employees from our store, regional, or corporate management teams.
▪	The efficient operation of our information systems.
▪	Changes in the availability or cost of capital and working capital financing.
▪	Changes in the market for asset-backed financing.
▪	The occurrence of adverse weather events.
▪	Seasonal fluctuations in our business.
▪	The geographic concentration of our superstores.
▪	The regulatory environment in which we operate.
▪	The effect of various litigation matters.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 33 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Automobile Installment Loan Receivables. At November 30, 2007, and February 28, 2007, all loans in our portfolio of automobile loan receivables were fixed-rate installment loans.  Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the capital markets may impact the effectiveness of our hedging strategies.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings.    However, changes in interest rates associated with underlying swaps may have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.

COMPOSITION OF AUTOMOBILE LOAN RECEIVABLES
(In millions)	November 30, 2007	February 28, 2007
Principal amount of:
Fixed-rate securitizations	$2,649.1	$2,644.1
Floating-rate securitizations synthetically altered to fixed (1)	981.5	597.5
Floating-rate securitizations	0.7	0.6
Loans held for investment (2)	66.7	62.7
Loans held for sale (3)	4.7	6.2
Total	$3,702.6	$3,311.0
(1) Includes $143.7 million of variable-rate securities issued in connection with the 2007-3 public securitization that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2) The majority is held by a bankruptcy-remote special purpose entity.
(3) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure. We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of the debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months and the nine months ended November 30, 2007.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended   November 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2007, and our Form 10-Q for the quarter ended August 31, 2007, should be considered.

The risks included in the Form 10-K and our Form 10-Q for the quarter ended August 31, 2007, could materially and adversely affect our business, financial condition and results of operations.  There have been no material changes to the factors discussed in our Form 10-K and our Form 10-Q for the quarter ended August 31, 2007.

Item 6.                       Exhibits

3.1	CarMax, Inc. Bylaws, as amended and restated October 17, 2007, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, October 23, 2007 (File No. 001-31420), is incorporated by this reference.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and
Chief Financial Officer

January 8, 2008

EXHIBIT INDEX

3.1	CarMax, Inc. Bylaws, as amended and restated October 17, 2007, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, October 23, 2007 (File No. 001-31420), is incorporated by this reference.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.