Form 10-K
period 2008-02-29
CARMAX INC
filed 2008-04-25
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-31420

CARMAX, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1821055 (I.R.S. Employer Identification No.)

12800 TUCKAHOE CREEK PARKWAY, RICHMOND, VIRGINIA (Address of principal executive offices)	23238 (Zip Code)

Registrant’s telephone number, including area code: (804) 747-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50	New York Stock Exchange
Rights to Purchase Series A Preferred Stock,	New York Stock Exchange
par value $20.00

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
Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. filer ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                                                                                                    Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)                                      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2007, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $4.9 billion.

On March 31, 2008, there were 218,620,482 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2008 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 29, 2008

PART I
In this document, “we,” “our,” “us,” “CarMax” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	Our projected future sales growth, comparable store unit sales growth, earnings and earnings per share.
•	Our expectations of factors that could affect CarMax Auto Finance income.
•	Our expected future expenditures, cash needs and financing sources.
•	The projected number, timing and cost of new store openings.
•	Our sales and marketing plans.
•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.
•	Our assessment of competitors and potential competitors.
•	Our assessment of the effect of recent legislation and accounting pronouncements.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to update any forward-looking statements made in this report.

Item 1. Business.

BUSINESS OVERVIEW
CarMax Background.  CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.

Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax superstore in Richmond, Virginia.  In 1997, Circuit City completed the initial public offering of a tracking stock, Circuit City Stores, Inc.–CarMax Group common stock, which was intended to track separately the performance of the CarMax operations.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, separately traded public company.

CarMax Business.  We are the nation’s largest retailer of used cars, based on the 377,244 used vehicles we retailed during the fiscal year ended February 29, 2008.  As of the end of fiscal 2008, we operated 89 used car superstores in 41 metropolitan markets.  In addition, we sold 222,406 wholesale vehicles in fiscal 2008 through on-site auctions.

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility.  The CarMax consumer offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers, and it is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles and a customer-friendly sales process.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.

We purchase, recondition and sell used vehicles.  All of the used vehicles we retail are thoroughly reconditioned to meet high mechanical, electrical, safety and cosmetic standards, and each vehicle must pass a comprehensive inspection before being offered for sale.  Approximately 85% of the used vehicles we retail are 1 to 6 years old with fewer than 60,000 miles.  We also offer a selection of used vehicles at each superstore that are more than 6 years old or have more than 60,000 miles, if they meet similar quality standards.

We also sell new vehicles at five locations under franchise agreements with four new car manufacturers (Chrysler, General Motors, Nissan and Toyota).  In fiscal 2008, new vehicles comprised 4% of our total retail vehicle unit sales.  As planned, new car sales have become an increasingly smaller part of our business mix over the past several years as we have divested 15 new car franchises while we focused on growing our used car business.

We provide customers with a full range of related products and services, including the financing of vehicle purchases through CarMax Auto Finance (“CAF”), our own finance operation, and third-party financing providers; the sale of extended service plans and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.

The CarMax consumer offer enables customers to evaluate separately each component of the sales process and to make informed decisions based on comprehensive information about the options, terms and associated prices of each component.  The customer can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer.  Our no-haggle pricing and our commission structure, which is generally based on a fixed dollars-per-unit standard, allow sales consultants to focus solely on meeting customer needs.

We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a consumer’s vehicle and make an offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  We acquire the majority of our retail used vehicle inventory through this unique in-store appraisal process.  We also acquire a significant portion of our used vehicle inventory through wholesale auctions and, to a lesser extent, directly from other sources, including wholesalers, dealers and fleet owners.  Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

Our inventory management and pricing system tracks each vehicle throughout the sales process.  Using the information provided by this system and applying sophisticated statistical modeling techniques, we are able to optimize our inventory mix, anticipate future inventory needs at each store, evaluate sales consultant and buyer performance and refine our vehicle pricing strategy.  Because of the pricing discipline afforded by the inventory management and pricing system, more than 99% of the entire used car inventory offered at retail is sold at retail.

Industry and Competition.  With calendar year 2007 sales of approximately $340 billion, used vehicles comprise nearly half of the U.S. auto retail market, the largest retail segment of the economy.  In calendar 2007, there were an estimated 41.4 million used vehicles sold in the U.S. compared with approximately 16.2 million new vehicles.  Late-model vehicles that are 1 to 6 years old, our primary focus, are estimated at approximately $275 billion in annual sales and 19 million units per year.

The U.S. used car marketplace is highly fragmented and competitive, and includes approximately 21,500 franchised new car dealers and 43,000 independent used car dealers, as well as millions of private individuals.  Our primary competitors are the franchised new car dealers, who sell the majority of late-model used vehicles.  Independent used car dealers predominantly sell older, higher mileage cars than we do.  Competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  In both the used and new vehicle markets, we seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive factors in used vehicle retailing are our ability to provide a high degree of customer satisfaction with the car-buying experience; our competitively low prices; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; and the locations of our retail stores.  Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore.  Transfers are free within a market; longer distance transfers include a charge to cover transportation costs.  In fiscal 2008, more than 20% of our vehicles sold were transferred at customer request.  Our Certified Quality Inspection assures that every vehicle we offer for sale meets stringent mechanical, electrical and safety standards.  We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty.  Other competitive factors include our ability to offer or arrange customer financing with competitive terms and the comprehensiveness and cost of the extended service plans we offer.  We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

Our sales consultants play a significant role in ensuring a customer-friendly sales process.  A sales consultant is paid a commission based on a fixed dollars-per-unit standard, thereby earning the same dollar sales commission regardless of the gross margin on the vehicle being sold.  The sales consultant normally receives no commission on the finance process.  This ensures that the sales consultant’s primary objective is helping customers find the right vehicles for their needs at prices they can afford.  In contrast, sales and finance personnel at traditional dealerships typically receive higher commissions for negotiating higher prices and interest rates, and for steering customers toward vehicles with higher gross margins.

In the new vehicle market, we compete with other franchised dealers.  Historically, the new vehicle market has been served primarily by dealerships employing traditional automotive selling methods.  We believe our customer-friendly, low-pressure sales methods are points of competitive differentiation.

Marketing and Advertising.  Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on attracting customers who are already considering buying or selling a vehicle.  We use market awareness and customer satisfaction surveys to help tailor our marketing efforts to the purchasing habits and preferences of customers in each market area.  Our marketing strategies are implemented primarily through television and radio broadcasts, carmax.com, the Internet and newspaper advertising.  Television and radio broadcast advertisements are designed to build consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer.  Newspaper advertisements promote our broad selection of vehicles and price competitiveness, targeting consumers with immediate purchase intentions.  Broadcast, Internet and newspaper advertisements are designed to drive customers to our stores and to carmax.com.

We have changed our marketing programs in response to the rapidly changing media landscape.  We have customized our marketing program based on awareness levels in each market.  In many markets, we have expanded the use of Internet-based advertising while curtailing the use of newspaper advertising.  We are building awareness and driving traffic to our stores and carmax.com by listing every retail vehicle on both AutoTrader.com and cars.com.  Through their syndicated networks, AutoTrader.com and cars.com vehicle listings appear on sites that we believe are visited by a majority of buyers of late-model used vehicles who use the Internet in their shopping process.  Our advertising on the Internet also includes banner and keyword advertisements on search engines, such as Google and Yahoo!

Our website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online.  The website offers complete inventory and pricing search capabilities.  Information on the more than 25,000 cars available in our nationwide inventory is updated daily.  Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles.  The site also includes features such as detailed vehicle reviews, payment calculators and an option to estimate trade-in values via a link to Kelley Blue Book.  Customers can contact sales consultants online via carmax.com, by telephone or by fax.  Customers can work with these sales consultants from the comfort of home, including applying for financing, and need to visit the store only to sign the paperwork and pay for and pick up their vehicle.  Our survey data indicates that during fiscal 2008, more than 60% of customers who purchased a vehicle from us had visited our website first.

Suppliers for Used Vehicles.  We acquire used vehicle inventory directly from consumers through our in-store appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  In calendar 2007, approximately 21 million used vehicles were remarketed in the U.S., of which nearly 10 million were sold at wholesale auction.

The majority of our used vehicle inventory is acquired directly from consumers through our appraisal process.  The most popular makes and models are more readily available directly from consumers than from other sources.  This buying strategy also helps provide an inventory of makes and models that reflects the tastes of each market.  In fiscal 2007, we began testing a stand-alone car-buying center in Atlanta, Georgia.  Our goal for the car-buying center was to increase appraisal traffic and generate incremental vehicle purchases from individual consumers.  We expanded this test in fiscal 2008, opening two additional car-buying centers, in Raleigh, North Carolina, and Tampa, Florida, and we plan to open two more centers during fiscal 2009.

We have replaced the traditional “trade-in” transaction with a process in which a CarMax-trained buyer appraises a customer’s vehicle and provides the owner with a written, guaranteed offer that is good for seven days.  An appraisal is available to every customer free of charge, whether or not the customer purchases a vehicle from us.  Based on their age, mileage or condition, fewer than half of the vehicles acquired through this in-store appraisal process meet our high quality retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

The inventory purchasing function is primarily performed at the store level and is the responsibility of the buyers, who handle both on-site appraisals and off-site auction purchases.  Our buyers evaluate all used vehicles on the basis of their estimated wholesale market value, as well as estimated reconditioning costs and, for off-site purchases, transportation costs.  Our buyers, in collaboration with our home office staff, utilize the extensive inventory and sales trend data available through the CarMax information system to decide which inventory to purchase at off-site auctions.  Our inventory and pricing models help the buyers tailor inventories to the buying preferences at each superstore, recommend pricing adjustments and optimize inventory turnover to help maintain gross profit per unit.

Based on consumer acceptance of the in-store appraisal process, our experience and success to date in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current needs and to support planned expansion.

Suppliers for New Vehicles.  Our new car operations are governed by the terms of the sales, service and dealer agreements.  Among other things, these agreements generally impose operating requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies.  A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach of other provisions of the agreement.  In addition to selling new vehicles using our low, no-haggle price strategy, the franchise and dealer agreements generally allow us to perform warranty work on these vehicles and sell related parts and services within a specified market area.  Designation of specified market areas generally does not guarantee exclusivity within a specified territory.

Seasonality.  Our business is seasonal.  Most of our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically lowest in the fall quarter, which coincides with the new vehicle model-year-changeover period.  In the fall, the new model year introductions and discounts on model year closeouts generally can cause rapid depreciation in used car pricing, particularly for late-model used cars.  Customer traffic also tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  Seasonal patterns for car buying and selling may vary in different parts of the country and, as we expand geographically, these differences could have an effect on the overall seasonal pattern of our results.

Products and Services
Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our used car selection covers popular brands from manufacturers such as Chrysler, Ford, General Motors, Honda, Hyundai, Mazda, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen and luxury brands such as Acura, BMW, Infiniti, Lexus and Mercedes.  Our primary focus is vehicles that are 1 to 6 years old, have fewer than 60,000 miles and generally range in price from $11,000 to $30,000.  For the more cost-conscious consumer, we also offer used cars that are more than 6 years old or have 60,000 miles or more and that generally range in price from $7,500 to $21,000.

We have implemented an everyday low-price strategy under which we set no-haggle prices on both our used and new vehicles.  We believe that our pricing is competitive with the best-negotiated prices in the market.  Prices on all vehicles are clearly displayed on each vehicle’s information sticker; on carmax.com, AutoTrader.com and cars.com; and, where applicable, in our newspaper advertising.  We extend our no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates, accessories, extended service plan pricing and vehicle documentation fees.

Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process.  This process includes a comprehensive Certified Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle.  Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our high quality standards.  Our service technicians complete vehicle inspections.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services.  Over the past several years, we have performed an increasing percentage of reconditioning services in-house and, based on the cost savings realized, we expect this trend to continue.  Non-production (formerly referred to as satellite) superstores depend upon nearby production (formerly referred to as mega and standard) superstores for reconditioning, which increases efficiency and reduces overhead.

All CarMax used car superstores provide vehicle repair service including repairs of vehicles covered by our extended service plans.  We also provide factory-authorized service at all new car franchises.  We have developed systems and procedures that are intended to ensure that our retail repair service is conducted in the same customer-friendly and efficient manner as our other operations.

We believe that the efficiency of our reconditioning and service operations is enhanced by our modern facilities, a technician mentoring process and our information systems.  The mentoring process and our compensation programs are designed to increase the productivity of technicians, identify opportunities for cost reduction and achieve high-quality repairs.  Our information systems provide the ability to track repair history and enable trend analysis, which serves as guidance for our continuous improvement efforts.

Wholesale Auctions. Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions.  As of February 29, 2008, wholesale auctions were conducted at 49 of our 89 superstores.  Auctions are generally held at production superstores on a weekly, bi-weekly or monthly basis.  Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores and the market awareness of the company and our in-store appraisal offer in that market.  The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers.  To participate in a CarMax auction, dealers must register with our centralized auction support group, at which time we determine the purchase limit available to each dealer.  We make conditional announcements on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  The average auction sales rate was 97% in fiscal 2008.  Dealers pay a fee to the company based on the sales price of the vehicles they purchase.

Customer Credit.  We offer customers a wide range of financing alternatives, which we believe enhances the CarMax consumer offer.  Before the effect of 3-day payoffs and vehicle returns, CAF financed more than 40% of our retail vehicle unit sales in fiscal 2008.  Customer credit applications are initially reviewed by CAF and may also be reviewed by a third-party provider.  Customers who are not approved by either CAF or the initial third-party provider are evaluated by other lenders.  Having a wide array of financing sources not only expands the choices for our customers, but also increases discrete approvals.  To this end, we have tested, and will continue to test, other third-party lenders.

Customers applying for financing provide credit information that is electronically submitted by sales consultants through our proprietary information system.  A majority of applicants receive a response within five minutes.  The vehicle financings are retail installment contracts secured by the vehicles financed.  For the majority of loans arranged by the third-party providers, we are paid a fee per vehicle financed.  We have no recourse liability on retail installment contracts arranged with third-party providers.  Customers are permitted to refinance or pay off their loans within three business days of a purchase without incurring any finance or related charges.

Extended Service Plans.  At the time of the sale, we offer the customer an extended service plan.  We sell these plans on behalf of unrelated third parties that are the primary obligors.  Under the third-party service plan programs, we have no contractual liability to the customer.  The extended service plans have terms of coverage from 12 to 72 months, depending on the vehicle mileage, make and age.  We offer extended service plans at low, fixed prices, which are based primarily on the repair record of the vehicle make and model and the length of coverage selected.  All extended service plans that we sell (other than manufacturers’ warranties) have been designed to our specifications and are administered by the third parties through private-label arrangements under which we receive a commission from the administrator at the time the extended service plan is sold.  In fiscal 2008, more than half of the customers purchasing a used vehicle from CarMax also purchased an extended service plan.

Our extended service plan customers have access to vehicle repair service at each CarMax store and to the third-party administrators’ nationwide network of approximately 14,000 independent service providers.  We believe that the quality of the services provided by this network, as well as the broad scope of our extended service plans, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

Systems
Our stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions.  Using in-store information kiosks, customers can search each store’s vehicle inventory and print a detailed listing for any vehicle, which includes the vehicle’s features and specifications and a map showing its specific location on the display lot.  Our inventory management system tracks every vehicle through its life from purchase through reconditioning and test-drives to ultimate sale.  Bar codes are placed on each vehicle and on each parking space on the display lot, and all vehicle bar codes are scanned daily as a loss prevention measure.  Test-drive information is captured on every vehicle using radio frequency identification devices, linking the specific vehicle and the sales consultant.  We also capture data on vehicles we wholesale, which helps us track market pricing.  An online finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction.  Behind the scenes, our proprietary store technology provides our management with real-time information about every aspect of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. In addition, our store system provides a direct link to our proprietary credit processing information system to facilitate the credit review and approval process.

Our inventory management and pricing system allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each superstore.  This system also generates recommended retail price markdowns for specific vehicles based on complex algorithms that take into account factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which minimizes the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.

In addition to inventory management, our Electronic Repair Order system (“ERO”) is used by the service department to sequence reconditioning procedures.  ERO provides information that helps increase quality and reduce costs, which further enhances our customer service and profitability.

Through our centralized systems, we are able to immediately integrate new stores into our store network, allowing the new stores to rapidly achieve operating efficiency.  We continue to enhance and refine our information systems, which we believe to be a core competitive advantage.  The design of our information systems incorporates off-site backups, redundant processing and other measures to reduce the risk of significant data loss in the event of an emergency or disaster.

Associates
On February 29, 2008, we had a total of 15,637 associates, including 11,780 hourly and salaried associates and 3,857 sales associates, who worked on a commission basis.  Sales consultants include both full-time and part-time employees.  We employ additional associates during peak selling seasons.  As of February 29, 2008, our location general managers averaged more than eight years of CarMax experience, in addition to prior retail management experience.  We open new stores with experienced management teams drawn from existing stores.

We believe we have created a unique corporate culture and maintain good employee relations. No associate is subject to a collective bargaining agreement. We focus on providing our associates with the information and resources they need to offer exceptional customer service.  We reward associates whose behavior exemplifies our culture, and we believe that our favorable working conditions and compensation programs allow us to attract and retain highly qualified individuals in each market that we enter.  We have been recognized for the success of our efforts by a number of external organizations.

Training.  To further support our emphasis on attracting, developing and retaining qualified associates, we have made a commitment to providing exceptional training programs.  On average, each store associate completed at least 15 online or classroom courses, totaling more than 75 hours of training per associate in fiscal 2008.  Store associates receive structured, self-paced training that introduces them to company policies and their specific job responsibilities through KMX University – our proprietary intranet-based testing and tracking system.  KMX University is comprised of customized applications hosted within a learning management system that allow us to author, deliver and track training events and to measure associate competency before and after training.  In fiscal 2008, more than one million hours of training were delivered through KMX University.  Most new store associates are also assigned mentors who provide on-the-job guidance and support.

We also provide comprehensive, facilitator-led classroom training courses to sales consultants, buyers, automotive technicians and managers.  All sales consultants receive extensive customer service training both initially and on an ongoing basis.  Buyers-in-training undergo a 6- to 18-month apprenticeship under the supervision of experienced buyers, and they generally will assist with the appraisal of more than 1,000 cars before making their first independent purchase.  We utilize a mix of internal and external technical training programs in an effort to provide a stable future supply of qualified technicians.  Reconditioning and mechanical technicians attend in-house and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles we sell.  Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles.  Additionally, our management training program includes rotations through each functional area.

Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain various licenses and permits in order to conduct business, including dealer, service, sales and finance licenses issued by state and certain local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws, privacy laws, anti-money laundering laws and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance and collection laws, installment finance laws and usury laws.

Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental authorities and may expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.

Environmental Laws and Regulations. We are subject to a variety of federal, state and local laws and regulations that pertain to the environment.  Our business involves the use, handling and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints and other substances.  We are subject to compliance with regulations concerning the operation of underground and aboveground gasoline storage tanks, aboveground oil tanks and automotive spray booths.

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as any amendments to those reports, are available without charge through our website, carmax.com, as soon as reasonably practicable after filing or furnishing the material to the Securities and Exchange Commission.  The contents of our website are not, however, part of this report.

In addition, our Corporate Governance Guidelines and Code of Business Conduct, as well as the charters of the Audit Committee, Nominating and Governance Committee and Compensation and Personnel Committee, are available to shareholders and the public through the “Corporate Governance” link on our investor information home page at investor.carmax.com.  Printed copies of these documents are available to any shareholder, without charge, upon written request to our corporate secretary at the address set forth on the cover page of this report.  Any changes to these documents or reportable waivers of the Code of Business Conduct are promptly disclosed on our website.

Item 1A.  Risk Factors.

We are subject to various risks, including the risks described below.  Our business, results of operations and financial condition could be materially and adversely affected by any of these risks or additional risks not presently known or that we currently deem immaterial.

Economic Conditions.  In the normal course of business, we are subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and loss rates, interest rates, gasoline prices, inflation, personal discretionary spending levels and consumer sentiment about the economy in general.  Any significant changes in economic conditions could adversely affect consumer demand and/or increase costs.

Capital.  Changes in the availability or cost of capital and working capital financing, including the availability and cost of long-term financing to support our geographic expansion and the availability and cost of financing auto loan receivables, could adversely affect growth and operating strategies.  Further, our current credit facility and certain securitization and sale-leaseback agreements contain covenants and/or performance triggers.  Any failure to comply with these covenants and/or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

We use and have historically relied upon a securitization program to fund substantially all of the auto loan receivables originated by CAF.  Initially, we sell these receivables into our warehouse facility.  We periodically refinance the receivables through public securitizations.  If there were a change in the condition of the asset-backed market, we could incur higher costs to access funds in this market or we could be required to seek alternative means to finance our loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse impact on our business, sales and results of operations.

Competition. Automotive retailing is a highly competitive business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.  Competitors could sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  Further, new entrants to the market could result in increased acquisition costs for used vehicles and lower-than-expected vehicle sales and margins.  Competition could be affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  Customers are increasingly using the Internet to compare pricing for cars and related financing, which could further reduce sales and adversely affect our results of operations.  In addition, CAF is subject to competition from various financial institutions.

Retail Prices.  Any significant changes in retail prices for used and new vehicles could reduce sales and profits.  If any of our competitors seek to gain or retain market share by reducing prices for used or new vehicles, we would likely reduce our prices in order to remain competitive, which could result in a decrease in our sales revenue and results of operations and require a change in our operating strategies.

Inventory.  A reduction in the availability or access to sources of inventory would adversely affect our business.  A failure to adjust appraisal offers to stay in line with broader market trade-in offer trends, or a failure to recognize those trends, could negatively impact the ability to acquire inventory.  Should we develop excess inventory, the inability to liquidate the excess inventory at prices that allow us to meet margin targets or to recover our costs would adversely affect our results of operations.

Regulatory Environment.  We are subject to a wide range of federal, state and local laws and regulations, such as licensing requirements and laws regarding advertising, vehicle sales, financing and employment practices.  Our facilities and business operations are also subject to laws and regulations relating to environmental protection and human health and safety.  The violation of these laws or regulations could result in administrative, civil or criminal penalties or in a cease and desist order against business operations.  As a result, we have incurred and will continue to incur, capital and operating expenditures and other costs to comply with these laws and regulations.  Further, over the past several years, private plaintiffs and federal, state and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, financing and insurance activities in the sale and leasing of motor vehicles.  If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.

Management and Workforce.  Our success depends upon the continued contributions of our store, region and corporate management teams.  Consequently, the loss of the services of key employees could have a material adverse effect on our business.  In addition, we will need to hire additional personnel as we open new stores.  The market for qualified employees in the industry and in the regions in which we operate is highly competitive and could result in increased labor costs during periods of low unemployment.

Information Systems.  Our business is dependent upon the efficient operation of our information systems. In particular, we rely on our information systems to effectively manage sales, inventory, consumer financing and customer information.  The failure of these systems to perform as designed or the failure to maintain and continually enhance or protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims or result in adverse publicity.

Accounting Policies and Matters. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require management to make judgments about matters that are inherently uncertain.  Materially different amounts could be recorded under different conditions or using different assumptions.  The implementation of new accounting requirements or changes to U.S. generally accepted accounting principles could adversely affect our reported results of operations or financial condition.  Potential changes currently under consideration by the Financial Accounting Standards Board include, but are not limited to, proposed rule changes relating to the accounting for securitization transactions and potential changes in accounting for leases and pension expense.

Confidential Customer Information. In the normal course of business, we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise harm our results of operations.

Litigation.  We are subject to various litigation matters, which, if the outcomes in any significant matters are adverse, could adversely affect our business.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of licenses to conduct business.

Real Estate.  The inability to acquire or lease suitable real estate at favorable terms could limit the expansion of our store base and could have a material adverse affect on our business and results of operations.

Weather.  The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes or other natural disasters, could cause store closures, adversely affecting consumer traffic, and could adversely affect our results of operations.

Seasonal Fluctuations.  Our business is subject to seasonal fluctuations.  We generally realize a higher proportion of revenue and operating profit during the first and second fiscal quarters.  If conditions arise that impair vehicle sales during the first or second fiscal quarters, these conditions could have a disproportionately large adverse effect on annual results of operations.

Geographic Concentration.  Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate.  Since a large number of our superstores are located in the Southeastern U.S. and in the Chicago, Los Angeles and Washington, D.C./Baltimore markets, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets.  In the event that any of these geographic areas experienced a downturn in economic conditions, it could adversely affect our business and results of operations.

Other Material Events.  The occurrence of certain material events including natural disasters, acts of terrorism, the outbreak of war or other significant national or international events could adversely affect our business, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our used vehicle operations in two basic retail formats – production and non-production superstores.    Production superstores are those locations at which vehicle reconditioning is performed, while non-production superstores do not perform vehicle reconditioning.  Production superstores are generally 40,000 to 60,000 square feet on 10 to 25 acres, but a few (formerly referred to as mega superstores) range from approximately 70,000 to 95,000 square feet on 20 to 35 acres.  Non-production superstores are generally 10,000 to 20,000 square feet on 4 to 10 acres.

Stores as of February 29, 2008
	Used Car Superstores		Co-Located New Car Stores (1)	Total
	Production	Non-production
Alabama	1	—	—	1
Arizona	1	—	—	1
California	5	6	1	12
Connecticut	1	1	—	2
Florida	7	3	—	10
Georgia	3	2	—	5
Illinois	4	2	—	6
Indiana	1	1	—	2
Kansas	2	—	—	2
Kentucky	1	—	—	1
Maryland	2	2	1	5
Mississippi	1	—	—	1
Missouri	—	1	—	1
Nebraska	1	—	—	1
Nevada	1	1	—	2
New Mexico	1	—	—	1
North Carolina	4	3	—	7
Ohio	1	1	—	2
Oklahoma	1	—	—	1
South Carolina	2	—	—	2
Tennessee	3	1	—	4
Texas	8	3	—	11
Utah	1	—	—	1
Virginia	4	3	—	7
Wisconsin	1	2	1	4
Total	57	32	3	92

(1)
We currently operate six new car franchises.  Two franchises are integrated within used car superstores and do not operate as separate stores.  The remaining four franchises are operated from three new car stores that are co-located with used car superstores.

We have financed the majority of our stores through sale-leaseback transactions.  As of February 29, 2008, we leased 60 of our 92 retail stores and owned the remaining 32 stores.  We also own our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion
We believe that we are well positioned to succeed in the highly competitive automotive retail industry.  We have built a strong foundation for future growth based upon our unique knowledge of the used car market, established presence in key locations and ability to execute our business plan in a market subject to continuous change.  We continue to refine our operating strategies and have grown to be the nation’s largest retailer of used cars.

Specifically, we have enhanced our ability to identify profitable markets and determine the appropriate store formats to fit those markets.

We plan to open superstores at an annual rate of approximately 15% of our used car superstore base.  In fiscal 2009, we plan to open approximately 14 superstores, including 7 production superstores and 7 non-production superstores, expanding our store base by 16%.  Our fiscal 2009 expansion plans are largely focused on opening production superstores in new mid-sized markets and non-production superstores in existing markets.  We generally define mid-sized markets as those with television viewing populations of between 600,000 and 2.5 million people.  Historically, mid-sized markets have been the easiest to enter from a real estate and an advertising/awareness building perspective and they are where we have generally experienced the fastest ramp-up in store sales and profitability.  We also have resumed store growth in new large markets.

For additional details on fiscal 2009 planned store openings, see “Operations Outlook,” included in Part II, Item 7, of this Form 10-K.

Item 3.  Legal Proceedings.

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  At this time, we continue to evaluate the allegations and our defenses.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.

As of February 29, 2008, there were approximately 7,000 CarMax shareholders of record.

The following table sets forth for the fiscal periods indicated, the high and low sales prices per share for our common stock, as reported on the New York Stock Exchange composite tape and adjusted for the effect of the 2-for-1 stock split in March 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
High	$27.75	$27.42	$25.38	$23.47
Low	$22.63	$20.33	$18.67	$15.81

Fiscal 2007
High	$18.20	$18.95	$23.99	$29.44
Low	$15.14	$14.85	$18.59	$23.10

To date, we have not paid a cash dividend on CarMax common stock.  We presently intend to retain our net earnings for use in our operations and for geographic expansion and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of fiscal 2008, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.  In addition, we did not repurchase any CarMax equity securities during this period.

Performance Graph
The following graph compares the five-year cumulative total return among CarMax common stock, the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in our common stock and in each index on February 28, 2003, and the reinvestment of dividends, if applicable.

	As of February 29 or 28
	2003	2004	2005	2006	2007	2008
CarMax	$100.00	$225.91	$219.27	$208.77	$350.17	$243.99
S&P 500 Index	$100.00	$138.52	$148.19	$160.63	$179.86	$173.39
S&P 500 Retailing Index	$100.00	$156.38	$173.07	$187.81	$207.00	$157.17

Item 6.  Selected Financial Data.

	FY08	FY07	FY06	FY05	FY04	FY03
Income statement information (In millions)
Used vehicle sales	$6,589.3	$5,872.8	$4,771.3	$3,997.2	$3,470.6	$2,912.1
New vehicle sales	370.6	445.1	502.8	492.1	515.4	519.8
Wholesale vehicle sales	985.0	918.4	778.3	589.7	440.6	366.6
Other sales and revenues	254.6	229.3	207.6	181.3	171.1	171.4
Net sales and operating revenues	8,199.6	7,465.7	6,260.0	5,260.3	4,597.7	3,969.9
Gross profit	1,072.4	971.1	790.7	650.2	570.9	468.2
CarMax Auto Finance income	85.9	132.6	104.3	82.7	85.0	82.4
SG&A	858.4	776.2	674.4	565.3	479.3	399.5
Earnings before income taxes	297.1	323.3	217.6	165.8	178.4	149.6
Provision for income taxes	115.0	124.8	83.4	64.5	68.9	59.2
Net earnings	182.0	198.6	134.2	101.3	109.6	90.4
Share and per share information (Shares in millions)
Weighted average shares outstanding:
Basic	216.0	212.5	209.3	208.1	207.0	206.0
Diluted	220.5	216.7	212.8	211.3	210.6	209.1
Net earnings per share:
Basic	$0.84	$0.93	$0.64	$0.49	$0.53	$0.44
Diluted	$0.83	$0.92	$0.63	$0.48	$0.52	$0.43
Balance sheet information (In millions)
Total current assets	$1,356.9	$1,150.5	$941.7	$853.0	$760.5	$697.3
Total assets	2,333.2	1,885.6	1,509.6	1,306.3	1,055.1	921.7
Total current liabilities	490.0	512.0	344.9	317.8	232.2	237.7
Short-term debt	21.0	3.3	0.5	65.2	4.4	56.1
Current portion of long-term debt	79.7	148.4	59.8	0.3	—	—
Long-term debt, excluding current portion	227.2	33.7	134.8	128.4	100.0	100.0
Total shareholders’ equity	1,488.9	1,247.4	980.1	814.2	688.0	558.6
Unit sales information
Used vehicle units sold	377,244	337,021	289,888	253,168	224,099	190,135
New vehicle units sold	15,485	18,563	20,901	20,636	21,641	22,360
Wholesale vehicle units sold	222,406	208,959	179,548	155,393	127,168	104,593
Percent changes in
Comparable store used vehicle unit sales	3	9	4	1	6	8
Total used vehicle unit sales	12	16	15	13	18	16
Total net sales and operating revenues	10	19	19	14	16	12
Net earnings	(8)	48	32	(8)	21	2
Diluted net earnings per share	(10)	46	31	(8)	21	—
Other year-end information
Used car superstores	89	77	67	58	49	40
Retail stores	92	81	71	61	52	44
Associates	15,637	13,736	11,712	10,815	9,355	8,263

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

BUSINESS OVERVIEW

General
CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of February 29, 2008, we operated 89 used car superstores in 41 markets, comprised of 30 mid-sized markets, 10 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises, all of which were integrated or co-located with our used car superstores.  In fiscal 2008, we sold 377,244 used cars, representing 96% of the total 392,729 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for other items at other big box retailers.  Our consumer offer is structured around our four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”) and vehicle repair service.  A majority of the used vehicles we sell at retail are purchased directly from consumers.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are held on a weekly, bi-weekly or monthly basis, and as of February 29, 2008, we conducted auctions at 49 used car superstores.  During fiscal 2008, we sold 222,406 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of other third-party financing providers.  We collect fixed, prenegotiated fees from the majority of the third-party providers, and we periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party service plans.  Extended service plan revenue represents commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept, and as of February 29, 2008, we had used car superstores located in markets that comprised approximately 43% of the U.S. population.  We currently plan to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  Over the long term, we expect comparable store used unit sales increases to average in the range of 4% to 8%, reflecting the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels, and underlying industry sales growth.  We estimate that our stores generally reach basic maturity sales levels in their fifth year of operation.

While total gross profit per unit has gradually increased over the last several years, we believe the primary driver for future earnings growth will be vehicle unit sales growth, from both new stores and from stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not based on the vehicle’s selling price.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support the store growth and our ability to procure suitable real estate at reasonable costs.  We staff each newly opened store with an experienced management team.  We must therefore continually recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.  If at any time we believed that the rate of store growth was causing our performance to falter, we would consider slowing the growth rate.

Fiscal 2008 Highlights
•	We believe that difficult macro-economic conditions caused an industry-wide slowdown in sales in the automotive retail market in fiscal 2008.
•
Net sales and operating revenues increased 10% to $8.20 billion from $7.47 billion in fiscal 2007, while net earnings decreased 8% to $182.0 million, or $0.83 per share, from $198.6 million, or $0.92 per share.

•
Total used vehicle unit sales increased 12%, reflecting the combination of the growth in our store base and a 3% increase in comparable store used unit sales.  Comparable store used unit sales growth slowed from the prior year level, reflecting the combination of the near-term decline in consumer confidence and a slowing sales pace for the automotive retail industry, as well as the challenging comparison with our 9% increase during fiscal 2007.

•
We opened 12 used car superstores in fiscal 2008, increasing our store base by 16%.  The new stores included four production superstores and eight non-production superstores, and they represented our entry into five new markets.

•
Total wholesale vehicle unit sales increased 6%.  Wholesale unit sales grew at a slower pace than our used vehicle unit sales, reflecting a decrease in our appraisal buy rate (defined as appraisal purchases as a percent of vehicles appraised).

•	New vehicle unit sales declined 17% due to the combination of the softer new car industry trends and the sale of a new car franchise during fiscal 2008.
•
Our total gross profit per unit remained consistent at $2,731 in both fiscal 2008 and fiscal 2007.  Total gross profit per unit increased modestly in the first half of fiscal 2008, before declining in the second half of the year in response to the more challenging economic conditions.

•
CAF income declined 35% to $85.9 million from $132.6 million in fiscal 2007.  In fiscal 2008, CAF income was adversely affected by the disruption in the global credit markets and worsening economic conditions.  As a result, we experienced a substantial increase in CAF’s funding costs and higher net credit losses, and we increased the discount rate used to value our retained interest to 17% from 12%.  In fiscal 2007, CAF income included a benefit of $13.0 million, or $0.04 per share, primarily related to favorable valuation adjustments.

•
Selling, general and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased to 10.5% from 10.4% in fiscal 2007.  This increase largely resulted from the modest level of comparable store sales increase and our commitment to our ongoing growth plan, as well as the decision to continue spending on strategic, operational and Internet initiatives in fiscal 2008.

•	Net cash provided by operations decreased to $79.5 million from $136.8 million in fiscal 2007, primarily reflecting an increased investment in working capital.

CRITICAL ACCOUNTING POLICIES

Our results of operations and financial condition as reflected in the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We continually evaluate these estimates and assumptions.  Note 2 includes a discussion of significant accounting policies.  The accounting policies discussed below are the ones we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

Securitization Transactions
We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  The securitization transactions are accounted for as sales.  A gain, recorded at the time of the securitization transaction, results from recording a receivable equal to the present value of the expected residual cash flows generated by the securitized receivables.  The fair value of our retained interest in securitization transactions includes the present value of the expected residual cash flows generated by the securitized receivables, cash reserve accounts, an undivided ownership interest in certain receivables and retained subordinated bonds.

The present value of the expected residual cash flows generated by the securitized receivables is determined by estimating the future cash flows using management’s assumptions of key factors, such as finance charge and fee income, cost of funds, loss rates, prepayment rates and discount rates appropriate for the type of asset and risk.  These assumptions are derived from historical experience and projected economic trends.  Adjustments to one or more of these assumptions may have a material impact on the fair value of the retained interest.  The fair value of the retained interest may also be affected by external factors, such as changes in the behavior patterns of customers, changes in the economy and developments in the interest rate and credit markets.  Note 2(C) includes a discussion of accounting policies related to securitizations.  Note 4 includes a discussion of securitizations and provides a sensitivity analysis showing the hypothetical effect on the retained interest if there were variations from the assumptions used.  In addition, see the “CarMax Auto Finance Income” section of this MD&A for a discussion of the effect of changes in our assumptions.

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

We also sell ESPs on behalf of unrelated third parties to customers who purchase a vehicle.  Because these third parties are the primary obligors under these programs, we recognize commission revenue on the ESPs at the time of the sale, net of a reserve for returns.  The reserve for ESP returns is recorded based on historical experience and trends, and it could be affected if future ESP returns differ from historical averages.

Income Taxes
Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets.  In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain at the time of the transactions.  We adjust our income tax provision in the period in which we determine that it is probable that our actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.  Note 7 includes information regarding income taxes.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for a capital loss carryforward that may not be utilized before its expiration, we believe that our recorded deferred tax assets as of February 29, 2008, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would increase in the period when the change in circumstances occurs.

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

Defined Benefit Retirement Plan
The plan obligations and related assets of our defined benefit retirement plan are presented in Note 8.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using current market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries using a number of assumptions that we provide.  Key assumptions used to measure the plan obligations include the discount rate, the estimated rate of salary increases, the estimated future return on plan assets and the mortality rate.  In determining the discount rate, we use the current yield on high-quality, fixed-income investments that have maturities corresponding to the timing of the benefit payments.  Salary increase assumptions are based upon our historical experience and anticipated future board and management actions.  Asset returns are estimated based upon the anticipated average yield on the plan assets.  We do not believe that any significant changes in assumptions used to measure the plan obligations are likely to occur that would have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues
	Years Ended February 29 or 28
(In millions)	2008	%	2007	%	2006	%
Used vehicle sales	$6,589.3	80.4	$5,872.8	78.7	$4,771.3	76.2
New vehicle sales	370.6	4.5	445.1	6.0	502.8	8.0
Wholesale vehicle sales	985.0	12.0	918.4	12.3	778.3	12.4
Other sales and revenues:
Extended service plan revenues	132.4	1.6	114.4	1.5	97.9	1.6
Service department sales	96.0	1.2	90.6	1.2	93.4	1.5
Third-party finance fees, net	26.1	0.3	24.3	0.3	16.3	0.3
Total other sales and revenues	254.6	3.1	229.3	3.1	207.6	3.3
Total net sales and operating revenues	$8,199.6	100.0	$7,465.7	100.0	$6,260.0	100.0

Retail Vehicle Sales Changes
	Years Ended February 29 or 28
	2008	2007	2006
Vehicle units:
Used vehicles	12%	16%	15%
New vehicles	(17)%	(11)%	1%
Total	10%	14%	14%

Vehicle dollars:
Used vehicles	12%	23%	19%
New vehicles	(17)%	(11)%	2%
Total	10%	20%	17%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Retail Vehicle Sales Changes
	Years Ended February 29 or 28
	2008	2007	2006
Vehicle units:
Used vehicles	3%	9%	4%
New vehicles	(11)%	(11)%	1%
Total	2%	8%	4%

Vehicle dollars:
Used vehicles	3%	16%	8%
New vehicles	(11)%	(12)%	1%
Total	2%	13%	8%

Change in Used Car Superstore Base
	Years Ended February 29 or 28
	2008	2007	2006
Used car superstores, beginning of year	77	67	58
Superstore openings:
Production superstores	4	5	5
Non-production superstores	8	5	4
Total superstore openings	12	10	9
Used car superstores, end of year	89	77	67
Openings as a percent of the beginning-of-year store base	16%	15%	16%

During fiscal 2008, we opened 12 used car superstores, expanding our presence in 5 existing large and mid-sized markets and opening stores in 5 new markets, including Tucson, Arizona; Milwaukee, Wisconsin; San Diego, California; Omaha, Nebraska; and Jackson, Mississippi.

Used Vehicle Sales
Fiscal 2008 Versus Fiscal 2007.  The 12% increase in our used vehicle revenues in fiscal 2008 resulted from a corresponding increase in unit sales.  The unit sales growth reflected sales from newer superstores not yet included in the comparable store base and a 3% increase in comparable store used units.  This lower-than-normal level of comparable store used unit growth reflected the combination of the near-term decline in consumer confidence and a slowing sales pace for the automotive retail industry, as well as the challenging comparison with our 9% increase during fiscal 2007.  In fiscal 2008, we experienced an overall increase in consumer traffic, which we believe benefited from the strength of our consumer offer, as well as the favorable response to the improvements made to carmax.com.  However, compared with fiscal 2007, our sales conversion rate declined slightly as consumers appeared to be somewhat more hesitant in committing to big-ticket purchases.  Our average used vehicle selling price in fiscal 2008 was similar to the prior year, reflecting consumer-driven mix shifts from large and mid-sized SUVs to smaller, more fuel-efficient vehicles.

Sales were supported by the continued consistent availability of credit from CAF and from third-party financing providers.  Despite the deceleration in automotive industry sales, our data indicated that we continued to gain share within our existing markets in the late-model used vehicle market.

Fiscal 2007 Versus Fiscal 2006.  The 23% increase in used vehicle revenues in fiscal 2007 resulted from a 16% increase in unit sales and a 6% increase in average selling price.  The unit sales growth reflected a 9% increase in comparable store used units, together with sales from newer superstores not yet included in the comparable store base.  Our comparable store used unit sales growth benefited from strong store and Internet traffic and continued strong execution by our store teams.  The increase in the average retail selling price was primarily the result of a shift in vehicle mix, as we experienced a resurgence in the sales of SUVs and trucks, which we believe had been adversely affected in the prior year by consumer reaction to higher gasoline prices.  The increase in average retail selling price also reflected growth in the percentage of luxury vehicles in our sales mix.

Sales financed by the third-party subprime financing provider declined to less than 1% of our used vehicle unit sales in fiscal 2007 from approximately 3% in fiscal 2006. In the fourth quarter of fiscal 2006, this provider implemented program changes in certain states, narrowing the selection of vehicles it would finance, and making this business less economically attractive to us.  We chose to curtail our business with this provider in these states to preserve margins and profits.  This decline in subprime-financed sales in fiscal 2007 was substantially offset, however, by incremental sales financed by additional providers added to the group of third-party lenders in the second half of fiscal 2006.

New Vehicle Sales
Fiscal 2008 Versus Fiscal 2007.  The 17% decrease in new vehicle revenues in fiscal 2008 was the result of a corresponding decrease in unit sales.  The decline in new vehicle unit sales reflected soft new car industry sales trends, particularly for the domestic manufacturers that we represent, and the sale of our Orlando Chrysler-Jeep-Dodge franchise in the second quarter of fiscal 2008.

Fiscal 2007 Versus Fiscal 2006.  The 11% decrease in new vehicle revenues in fiscal 2007 was substantially the result of decreases in unit sales, and in part reflected our strategic decision in fiscal 2007 to increase targeted gross profit dollars per unit on new vehicles.  We had anticipated that this decision would result in some reduction in new vehicle unit sales.  The decline in new vehicle unit sales also reflected the effects of reduced industry new car sales for several of the brands we represent, including Chevrolet, Chrysler and Nissan.

Wholesale Vehicle Sales
Our operating strategy is to build customer satisfaction by offering high-quality vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.

Fiscal 2008 Versus Fiscal 2007.  The 7% increase in wholesale vehicle revenues in fiscal 2008 resulted from a 6% increase in wholesale unit sales combined with a 1% increase in average wholesale selling price.  Compared with the prior year, while appraisal traffic increased, we experienced a decline in our buy rate.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they may also be affected by changes in vehicle mix or the average age, miles or condition of the vehicles wholesaled.

Fiscal 2007 Versus Fiscal 2006.  The 18% increase in wholesale vehicle revenues in fiscal 2007 resulted from a 16% increase in wholesale unit sales and a 1% increase in average wholesale selling price.  Our wholesale unit sales benefited from a substantial increase in appraisal traffic, primarily spurred by our strong comparable store unit sales growth, and the expansion of our store base.  In the first half of fiscal 2007, our average wholesale selling price climbed 6% reflecting, we believe, the residual effects of industry shortages of older, higher-mileage vehicles experienced following Hurricanes Katrina, Rita and Wilma in the fall of 2005.  In the second half of fiscal 2007, our average wholesale selling price was 4% below the prior year level reflecting the challenging comparison with the previous year.

Other Sales and Revenues
Other sales and revenues include commissions on the sale of ESPs, service department sales and third-party finance fees.  The fixed fees paid by third-party financing providers vary by provider, reflecting their differing levels of credit risk exposure.  We record the discount at which the subprime provider purchases loans as an offset to finance fee revenues received from the other providers.

Fiscal 2008 Versus Fiscal 2007.  Other sales and revenues increased 11% in fiscal 2008, similar to the 12% increase in used vehicle unit sales.

Fiscal 2007 Versus Fiscal 2006. Other sales and revenues increased 10% in fiscal 2007.  The increase was primarily the result of increased sales of ESPs and an increase in third-party finance fees.  The increase in ESP sales was consistent with our increase in used vehicle unit sales.  The third-party finance fees increased nearly 50% in fiscal 2007, benefiting from the decline in sales financed by the subprime provider.  Service department sales declined modestly in fiscal 2007, as the reconditioning activities required to support our strong comparable store used vehicle sales growth limited the service capacity available for customer pay work.

Supplemental Sales Information

Unit Sales
	Years Ended February 29 or 28
	2008	2007	2006
Used vehicles	377,244	337,021	289,888
New vehicles	15,485	18,563	20,901
Wholesale vehicles	222,406	208,959	179,548

Average Selling Prices
	Years Ended February 29 or 28
	2008	2007	2006
Used vehicles	$17,298	$17,249	$16,298
New vehicles	$23,795	$23,833	$23,887
Wholesale vehicles	$4,319	$4,286	$4,233

Retail Vehicle Sales Mix
	Years Ended February 29 or 28
	2008	2007	2006
Vehicle units:
Used vehicles	96%	95%	93%
New vehicles	4	5	7
Total	100%	100%	100%

Vehicle dollars:
Used vehicles	95%	93%	90%
New vehicles	5	7	10
Total	100%	100%	100%

Retail Stores
	As of February 29 or 28
	2008	2007	2006
Production superstores	57	53	48
Non-production superstores	32	24	19
Total used car superstores	89	77	67
Co-located new car stores	3	4	4
Total	92	81	71

As of February 29, 2008, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.  During the second quarter of fiscal 2008, we sold our Orlando Chrysler-Jeep-Dodge franchise.

During fiscal 2008, we expanded our car-buying center test with the opening of buying centers in Raleigh, North Carolina, and Tampa, Florida, expanding the test we began in Atlanta, Georgia, in fiscal 2007.  At these three locations, we conduct appraisals and purchase, but do not sell, vehicles.  These test centers are part of our long-term plan to increase both appraisal traffic and retail vehicle sourcing self-sufficiency.

Gross Profit
	Years Ended February 29 or 28
	2008			2007			2006
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,878	10.8		$1,903	10.9		$1,808	11.0
New vehicle gross profit	$994	4.2		$1,169	4.9		$934	3.9
Wholesale vehicle gross profit	$794	17.9		$742	16.9		$700	16.1
Other gross profit	$437	67.5		$431	66.8		$391	58.5
Total gross profit	$2,731	13.1		$2,731	13.0		$2,544	12.6

(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit
We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce the exposure to the inherent continual depreciation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales growth, inventory turns and gross profit achievement.  When customer traffic and sales are consistently strong, we generally take fewer pricing markdowns, which in turn benefits gross profit dollars per unit.  Conversely, when the sales pace slows, we generally take more pricing markdowns, which may pressure gross profit dollars per unit.  Over the past several years, we have continued to refine our car-buying strategies, which we believe has benefited used vehicle gross profit per unit.

Fiscal 2008 Versus Fiscal 2007.  Our used vehicle gross profit declined $25 per unit in fiscal 2008.  The gross profit per unit increased modestly in the first half of the year before declining in the second half of the year.  As the economic environment continued to weaken in the third quarter of fiscal 2008, we moderately reduced our margin targets at the beginning of the fourth quarter in order to create additional value for customers and drive sales.  This was consistent with our long-term strategy to deliver a superior customer experience and grow market share.

Fiscal 2007 Versus Fiscal 2006.  Our used vehicle gross profit increased $95 per unit in fiscal 2007.  This increase reflected the benefit of our strong, consistent sales performance throughout the year.  We believe several external factors contributed to a greater degree of sales volatility in the prior year, including significant changes in gasoline prices, new vehicle incentives and interest rates.  We did not experience similar variability in these external factors in fiscal 2007, and therefore benefited from a more stable business environment.  In addition, our used vehicle gross profit in fiscal 2006 was adversely affected by slowing demand for SUVs and trucks that have lower gas mileage, which resulted in higher pricing markdowns for these vehicles.

New Vehicle Gross Profit
Fiscal 2008 Versus Fiscal 2007. Our new vehicle gross profit decreased $175 per unit in fiscal 2008.  The decline in overall consumer demand for new cars in fiscal 2008 pressured profits for many new car retailers, including CarMax.

Fiscal 2007 Versus Fiscal 2006. Our new vehicle gross profit increased $235 per unit in fiscal 2007.  The increase primarily reflected our strategic decision to increase targeted new vehicle gross profit dollars per unit in fiscal 2007.  While this decision contributed to a reduction in new vehicle unit sales, it resulted in an increase in the total gross profit contribution from new vehicles.

Wholesale Vehicle Gross Profit
Our wholesale vehicle profitability has steadily increased over the last several years, reflecting the benefits realized from improvements and refinements in our car-buying strategies, appraisal delivery processes and in-store auction processes.  We have made continuous improvements in these processes, which we believe has allowed us to become more efficient.  Our in-store auctions have benefited from initiatives to increase average dealer attendance, which we believe has allowed us to achieve higher prices.

Fiscal 2008 Versus Fiscal 2007.  Our wholesale vehicle gross profit increased $52 per unit in fiscal 2008.  We continued to experience strong dealer attendance at our auctions throughout the year, despite the challenging economic environment.

Fiscal 2007 Versus Fiscal 2006. Our wholesale vehicle gross profit increased $42 per unit in fiscal 2007, primarily as a result of ongoing initiatives to improve our car-buying and auction processes.

Other Gross Profit
We have no cost of sales related to either extended service plan revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers.  Accordingly, changes in the mix of extended service plan revenues and third-party finance fees, relative to service department sales, can affect other gross profit.

Fiscal 2008 Versus Fiscal 2007. Other gross profit increased $6 per unit in fiscal 2008.  The improvement was the result of the growth in ESP sales and third-party finance fees, partially offset by a small reduction in service department margins.

Fiscal 2007 Versus Fiscal 2006. Other gross profit increased $40 per unit in fiscal 2007.  The improvement was the result of the growth in ESP sales and third-party finance fees and an increase in service department margins.  Our service department reported higher profits in fiscal 2007, as our strong comparable store used unit sales growth increased our ability to leverage total service and reconditioning overhead expenses.

Impact of Inflation
Inflation has not been a significant contributor to results.  Profitability is affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices will benefit the SG&A ratio and CAF income to the extent the average amount financed also increases.

CarMax Auto Finance Income
CAF provides financing for our used and new car sales.  Because the purchase of a vehicle is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high quality auto loans, both for CAF and for the third-party financing providers.  CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

Components of CAF Income
	Years Ended February 29 or 28
(In millions)	2008	%	2007	%	2006	%
Total gain income (1)	$48.5	1.9	$99.7	4.3	$77.1	4.1
Other CAF income: (2)
Servicing fee income	37.4	1.0	32.4	1.1	27.6	1.0
Interest income	33.3	0.9	26.6	0.9	21.4	0.8
Total other CAF income	70.7	2.0	59.0	1.9	49.0	1.8
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	15.9	0.4	12.0	0.4	10.3	0.4
Other direct CAF expenses	17.4	0.5	14.0	0.5	11.5	0.4
Total direct CAF expenses	33.3	0.9	26.0	0.9	21.8	0.8
CarMax Auto Finance income (3)	$85.9	1.0	$132.6	1.8	$104.3	1.7
Total loans sold	$2,534.4		$2,322.7		$1,887.5
Average managed receivables	$3,608.4		$3,071.1		$2,657.7
Ending managed receivables	$3,838.5		$3,311.0		$2,772.5
Total net sales and operating revenues	$8,199.6		$7,465.7		$6,260.0

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

CAF originates auto loans to qualified customers at competitive market rates of interest.  The majority of CAF income is generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  In a normalized environment, we expect the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) to be in the range of 3.5% to 4.5%.

Gain Income and Loans Sold
	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Gain on sales of loans originated and sold(1)	$58.1	$86.7	$61.9
Other (losses) gains(1)	(9.6)	13.0	15.2
Total gain income	$48.5	$99.7	$77.1

Loans originated and sold	$2,430.8	$2,240.2	$1,792.6
Receivables repurchased from public securitizations and resold	103.6	82.5	94.8
Total loans sold	$2,534.4	$2,322.7	$1,887.5
Gain percentage on loans originated and sold	2.4%	3.9%	3.5%
Total gain income as a percentage of total loans sold	1.9%	4.3%	4.1%

(1) Beginning in fiscal 2008, the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous quarters of the same fiscal year are presented in gain on sales of loans originated and sold.  Previously, these adjustments were reported in other losses or gains.  These adjustments totaled $(35.9) million in fiscal 2008.  As a result, the sum of amounts previously reported for interim quarters will not equal the total reported for fiscal 2008.  The impact of similar adjustments for prior fiscal years was not material.

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal year that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal years.  In addition, other losses or gains could include the effects of new public securitizations, changes in the valuation of retained subordinated bonds and the resale of receivables in existing public securitizations, as applicable.  In the 2008-1 public securitization, we held $44.7 million of subordinated bonds, because the economics of doing so were more favorable than selling them in the public market.

Our public securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  This option was exercised two times in each of fiscal 2008, 2007 and 2006.  In each case, the remaining eligible receivables were subsequently resold into the warehouse facility.  These transactions did not have a material effect on CAF income in fiscal 2008, 2007 or 2006.

Fiscal 2008 Versus Fiscal 2007. CAF income declined 35% to $85.9 million in fiscal 2008, reflecting the disruption in the global credit markets and worsening economic conditions.  The gain on sales of loans originated and sold decreased 33% to $58.1 million in fiscal 2008.  In the second half of the fiscal year, credit spreads in the asset-backed securities market widened, resulting in a substantial increase in CAF’s funding costs.  In addition, we increased the discount rate assumption used to calculate our gain on sales of loans to 17% from 12%, and we increased our cumulative net loss assumptions on loans originated and sold during fiscal 2008 to a range of 2.7% to 3.0%, which was significantly higher than the cumulative net loss assumptions used on loans originated in fiscal 2007.  As a result, the gain percentage declined to 2.4% in fiscal 2008 compared with 3.9% in fiscal 2007.

We recognized other losses of $9.6 million, or $0.03 per share, in fiscal 2008, which included the effects of the increase in the discount rate and cumulative net loss assumptions on loans originated and sold in previous years.  Other losses also included a $2.7 million reduction in the carrying value of the retained subordinated bonds.  In fiscal 2007, we recognized other gains of $13.0 million, or $0.04 per share, which included the effects of reducing cumulative net loss assumptions on loans originated and sold in previous years.

The increases in other CAF income and other direct CAF expenses in fiscal 2008 were proportionate to the growth in managed receivables during the year.

Fiscal 2007 Versus Fiscal 2006. CAF income rose 27% to $132.6 million in fiscal 2007.  CAF income benefited from the growth in retail vehicle unit sales, increases in the gain percentage, average amount financed and total managed receivables.  The gain percentage increased to 3.9% in fiscal 2007 from 3.5% in fiscal 2006, reflecting changes in the interest rate environment.  In fiscal 2006, our funding costs were rising faster than rates charged to consumers resulting in a lower gain percentage.  In fiscal 2007, the relative stability in our funding cost allowed us to achieve a higher gain percentage.

We recognized other gains of $13.0 million, or $0.04 per share, in fiscal 2007 compared with $15.2 million, or $0.04 per share, in fiscal 2006.  In both years, the majority of the other gains resulted from reductions in our cumulative net loss assumptions related to receivables originated in prior fiscal years.

The increases in other CAF income and other direct CAF expenses in fiscal 2007 were proportionate to the growth in managed receivables during the year.

Past Due Account Information
	As of February 29 or 28
(In millions)	2008	2007	2006
Loans securitized	$3,764.5	$3,242.1	$2,710.4
Loans held for sale or investment	74.0	68.9	62.0
Total managed receivables	$3,838.5	$3,311.0	$2,772.5
Accounts 31+ days past due	$86.1	$56.9	$37.4
Past due accounts as a percentage of total managed receivables	2.24%	1.72%	1.35%

Credit Loss Information
	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Net credit losses on managed receivables	$38.3	$20.7	$18.4
Average managed receivables	$3,608.4	$3,071.1	$2,657.7
Net credit losses as a percentage of average managed receivables	1.06%	0.67%	0.69%
Recovery rate	50%	51%	51%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.

In fiscal 2008, we experienced increases in both past due accounts as a percentage of total managed receivables and net credit losses as a percentage of average managed receivables compared with the previous fiscal year.  We believe these increases were the result of a combination of factors, including the prior expansion of our credit offers and the less favorable general economic and industry trends for losses and delinquencies.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while controlling risk.  In general, we originate pools of loans targeted to have cumulative net loss rates in the range of 2.0% to 2.5%.  Receivables originated in calendar years 2003, 2004 and early 2005 have experienced loss rates well below both CAF’s historical averages and these targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard we implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and in 2006 and 2007 have been experiencing higher loss and delinquency rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent originations were higher than our initial expectations, we believe this was primarily related to the worsening economic climate.  Consequently, we increased our cumulative net loss assumptions on the 2007 and 2008 public securitizations, and we incorporated similar economic stress into the projections for our most recent originations.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses
Fiscal 2008 Versus Fiscal 2007. The SG&A ratio increased to 10.5% from 10.4% in fiscal 2007.  During fiscal 2008, we increased our SG&A spending related to specific strategic, operational and Internet initiatives intended to improve customer satisfaction and increase efficiencies over the long term.  As a result, our 3% increase in comparable store used unit sales in fiscal 2008 did not generate sufficient overhead leverage to offset the increases in spending related to our ongoing growth plan and these initiatives.

Fiscal 2007 Versus Fiscal 2006. The SG&A ratio declined to 10.4% from 10.8% in fiscal 2006.  In fiscal 2007, we benefited from the leverage of fixed expenses generated by our strong comparable store sales growth.  The improvement in the fiscal 2007 SG&A ratio was partially offset by an increase in share-based compensation costs due to the accelerated vesting of stock options upon the retirement of our former chief executive officer and by the recognition of an impairment loss totaling $4.9 million, or $0.01 per share.  The impairment loss related to the write down of intangible assets associated with one of our new car franchises, which was subsequently sold.

Income Taxes
The effective income tax rate was 38.7% in fiscal 2008, 38.6% in fiscal 2007 and 38.3% in fiscal 2006.

OPERATIONS OUTLOOK

Store Openings and Capital Expenditures
During the fiscal year ending February 28, 2009, we plan to expand our used car superstore base by approximately 16%, opening an estimated 14 used car superstores, including 7 production and 7 non-production stores.

Fiscal 2009 Planned Superstore Openings
Location	Television Market	Market Status	Production Superstores	Non-production Superstores
San Antonio, Texas (1)	San Antonio	Existing market	-	1
Modesto, California (1)	Sacramento	Existing market	1	-
Phoenix, Arizona (1)	Phoenix	New market	1	1
Charleston, South Carolina (1)	Charleston	New market	-	1
Huntsville, Alabama	Huntsville	New market	1	-
Colorado Springs, Colorado	Colorado Springs	New market	1	-
Costa Mesa, California	Los Angeles	Existing market	-	1
Tulsa, Oklahoma	Tulsa	New market	1	-
Hickory, North Carolina	Charlotte	Existing market	-	1
Augusta, Georgia	Augusta	New market	-	1
Dayton, Ohio	Dayton	New market	1	-
Cincinnati, Ohio	Cincinnati	New market	1	-
Potomac Mills, Virginia	D.C. / Baltimore	Existing market	-	1
Total planned openings			7	7

(1)	Opened in March or April 2008.

We expect to enter eight new markets and expand our presence in five existing markets in fiscal 2009.  We currently expect to open approximately nine superstores in the first half of fiscal 2009 and five superstores in the second half of the fiscal year.  However, normal construction, permitting or other scheduling delays could shift opening dates of any stores into a later period.

In fiscal 2009, we also plan to open a central reconditioning facility in the Washington, D.C. / Baltimore market, where we currently have six superstores.  We have experienced strong sales growth in this market, and this facility will support additional expected market share gains.  In addition, we are converting our non-production store in Ontario, California, to a production store with the addition of reconditioning facilities, which will support our continued growth in the Los Angeles market.

In fiscal 2009, we also plan to expand our car-buying center test with the opening of our fourth and fifth centers, in Dallas, Texas, (opened April 2008) and in Baltimore, Maryland.  We will continue to evaluate the performance of these five centers before deciding whether to open additional centers in future years.

We currently estimate gross capital expenditures will total approximately $350 million in fiscal 2009.  Planned expenditures primarily relate to new store construction and land purchases associated with future year store openings, as well as the reconditioning capacity expansions.  Compared with the $253 million spent in fiscal 2008, the fiscal 2009 capital spending estimate reflects an increase in land purchases to support future year store openings and the increase in the number of stores planned to be opened.

Fiscal 2009 Expectations
The fiscal 2009 expectations discussed below are based on historical and current trends in our business and should be read in conjunction with “Risk Factors,” in Part I, Item 1A of this Form 10-K.

Fiscal 2009 Sales.  We currently anticipate the change in comparable store used unit sales in the range of (2%) to 5% in fiscal 2009.  The wide range reflects an expectation of continued softness in the economy and volatility in the market for late-model used cars.  We expect total revenues to increase between 7% and 14%, reflecting our planned new store openings, the comparable store sales performance and anticipated declines in both used vehicle average selling prices and new car revenues.

We are not anticipating any material change in credit availability for our customers in fiscal 2009, despite the fact that AmeriCredit Corp. is no longer one of our third-party financing providers effective April 1, 2008.  We anticipate the majority of loans previously financed by AmeriCredit will be financed by other third-party providers.

Fiscal 2009 Earnings Per Share.  We currently expect fiscal 2009 earnings per share in the range of $0.78 to $0.94.  The width of this range reflects the uncertainty of current market conditions, especially in the credit markets.  We expect to maintain our used and wholesale gross profit dollars per unit at levels similar to those in fiscal 2008.

We currently believe the CAF gain percentage on loans originated and sold in fiscal 2009 could be well below the normalized range of 3.5% to 4.5% reflecting the continued use of a 17% discount rate in calculating the gain on loans sold, and our expectations that funding costs and cumulative net loss rates will remain at higher-than-normal levels due to the stresses of the current economy.

We are anticipating that the disruption in the credit markets will continue to adversely affect CAF income throughout fiscal 2009 relative to historical norms.  In addition, based on the funding cost spreads achieved in recent comparable public securitizations, we estimate that CAF will have to absorb approximately $14 million of incremental funding costs upon the refinancing of the $855 million that was outstanding in the warehouse facility to the end of fiscal 2008.

Our fiscal 2009 earnings estimates also reflect an expected increase in our SG&A ratio.  The combination of the anticipated comparable store sales performance and the decline in used vehicle average selling prices, together with continued investments supporting our growth plan, will likely cause the SG&A ratio to increase in fiscal 2009.

We expect average outstanding debt will rise in fiscal 2009, which will increase our interest expense.  The higher debt levels primarily relate to planned capital spending, as well as the prospect of continuing to retain some subordinated bonds in connection with future CAF securitizations.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to CarMax, see Note 16.

FINANCIAL CONDITION

Liquidity and Capital Resources
Operating Activities.  We generated net cash from operating activities of $79.5 million in fiscal 2008, $136.8 million in fiscal 2007 and $117.5 million in fiscal 2006.  Cash generated by operating activities was $57.3 million lower in fiscal 2008 compared with fiscal 2007.  The decrease resulted from a higher level of working capital investment in fiscal 2008, combined with the $16.6 million decrease in net earnings.  Our retained interest in securitized receivables increased by $68.5 million in fiscal 2008 reflecting our decision to retain the $44.7 million face value of CAF subordinated bonds in the 2008-1 public securitization and the growth in the total managed receivables.  Inventories increased by 17%, or $139.7 million, in fiscal 2008, which was higher than our 10% increase in vehicle revenues.  The growth in inventories resulted from the increase in our store base and from a test underway in fiscal 2008 to determine whether increasing onsite vehicle inventory by approximately 50 to 100 cars per store would favorably affect sales.  In the fourth quarter of fiscal 2008, this test was being conducted in approximately 30% of our stores.  We plan to continue this test in fiscal 2009.

Cash generated from operating activities was $19.3 million higher in fiscal 2007 compared with fiscal 2006.  The $64.4 million increase in net earnings in fiscal 2007 was more than offset by the increased growth in inventories.  Inventories increased $166.4 million in fiscal 2007 compared with a $93.1 million increase in fiscal 2006.  The fiscal 2007 inventory increase related to store openings during fiscal 2007 and shortly after the end of the fiscal year, as well as to added vehicle inventory required to support our strong increase in fourth quarter comparable store used unit sales.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.76 billion as of February 29, 2008; $3.24 billion as of February 28, 2007; and $2.71 billion as of February 28, 2006.  During fiscal 2008, we completed three public securitizations of auto loan receivables, funding a total of $1.78 billion of auto loan receivables.  In the 2008-1 public securitization, we held $44.7 million face value of subordinated bonds.

As of February 29, 2008, the warehouse facility limit was $1.3 billion and unused warehouse capacity totaled $445.5 million.  The warehouse facility limit was $825 million at the beginning of fiscal 2008, and it was increased to $1.0 billion at its annual renewal in July 2007 in response to the growth in our business.  In December 2007, we arranged a temporary $300 million increase in the warehouse facility capacity to $1.3 billion through April 2008, in order to provide additional funding flexibility.  The warehouse facility matures in July 2008, and we anticipate that we will be able to renew, expand or enter into new securitizations or other funding arrangements to meet CAF’s future funding needs.   Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $257.0 million in fiscal 2008, $187.2 million in fiscal 2007 and $116.1 million in fiscal 2006.  Capital expenditures were $253.1 million in fiscal 2008, $191.8 million in fiscal 2007 and $194.4 million in fiscal 2006.  In addition to store construction costs, capital expenditures for all three years included the cost of land acquired for future year store openings.  In fiscal 2006, capital expenditures also included costs associated with our new home office, which was completed in October 2005.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt and sale-leaseback transactions.  Net proceeds from the sales of assets totaled $1.1 million in fiscal 2008, $4.6 million in fiscal 2007 and $78.3 million in fiscal 2006.  The majority of the sale proceeds in fiscal 2006 related to sale-leaseback transactions.  In fiscal 2006, we entered into sale-leaseback transactions involving five superstores valued at $72.7 million.  These transactions were structured with initial lease terms of either 15 or 20 years with four, five-year renewal options.  As of February 29, 2008, we owned 32 superstores currently in operation, as well as our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  Net cash provided by financing activities was $171.0 million in fiscal 2008, $48.1 million in fiscal 2007 and $3.2 million in fiscal 2006.  In fiscal 2008, we increased total debt by $148.9 million, primarily to fund increased inventory and capital expenditures.  We used cash generated from operations to reduce total debt by $9.5 million in fiscal 2007 and $6.8 million in fiscal 2006.

We have a $500 million revolving credit facility, which is available until December 2011.  Borrowings under this credit facility are available for working capital and general corporate purposes, and are secured by our vehicle inventory, which was $975.8 million at the end of fiscal 2008.  As of February 29, 2008, $300.2 million was outstanding under the credit facility, with the remainder fully available to us.  The outstanding balance included $21.0 million classified as short-term debt, $79.2 million classified as current portion of long-term debt and $200.0 million classified as long-term debt.  We classified $79.2 million of the outstanding balance as of February 29, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Cash received on equity issuances, which primarily related to employee stock option exercises, was $14.7 million in fiscal 2008, $35.4 million in fiscal 2007 and $6.0 million in fiscal 2006.  The increase in fiscal 2007 reflected exercises by the former chief executive officer in connection with his retirement, and other exercises prompted by the significant increase in our stock price during that fiscal year.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Contractual Obligations
	As of February 29, 2008
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Other
Revolving credit agreement (1)	$300.2	$—	$—	$300.2	$—	$—
Capital leases (2)	54.7	3.4	7.2	7.3	36.8	—
Operating leases (2)	931.7	73.5	148.3	148.9	561.0	—
Purchase obligations (3)	114.6	90.5	22.1	2.0	—	—
Asset retirement obligations (4)	1.1	—	—	—	1.1	—
Defined benefit retirement plans (5)	60.8	0.3	—	—	—	60.5
Unrecognized tax benefits (6)	32.7	2.4	—	—	—	30.3
Total	$1,495.8	$170.1	$177.6	$458.4	$598.9	$90.8

(1) Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table. See Note 9.
(2) Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 13.
(3) Includes certain enforceable and legally binding obligations related to the purchase of real property and third-party outsourcing services.
(4) Represents the liability to retire signage, fixtures and other assets at certain leased locations.

(5) Represents the recognized funded status of our retirement plan, of which $60.5 million has no contractual payment schedule  and we expect payments to occur beyond 12 months from February 29, 2008.  See Note 8.

(6) Represents the gross unrecognized tax benefits related to uncertain tax positions. The timing of payments associated with $30.3 million of these tax benefits could not be estimated as of February 29, 2008. See Note 7.

Off-Balance Sheet Arrangements
CAF provides financing for our used and new car sales.  We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors.  This program is referred to as the warehouse facility.

We periodically use public securitizations to refinance the receivables previously securitized through the warehouse facility.  In a public securitization, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.

Additional information regarding the nature, business purposes and importance of our off-balance sheet arrangement to our liquidity and capital resources can be found in the CarMax Auto Finance Income, Financial Condition and Market Risk sections of this MD&A, as well as in Notes 3 and 4.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables
As of February 29, 2008, and February 28, 2007, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets may impact the effectiveness of our hedging strategies.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Note 5 provides additional information on financial derivatives.

Composition of Auto loan receivables
	As of February 29 or 28
(In millions)	2008	2007
Principal amount of:
Fixed-rate securitizations	$2,533.4	$2,644.1
Floating-rate securitizations synthetically altered to fixed (1)	1,230.6	597.5
Floating-rate securitizations	0.5	0.6
Loans held for investment (2)	69.0	62.7
Loans held for sale (3)	5.0	6.2
Total	$3,838.5	$3,311.0

(1) Includes $376.7 million of variable-rate securities issued in connection with the 2007-3 and 2008-1 public securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2) The majority is held by a bankruptcy-remote special purpose entity.
(3) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure

We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2008 net earnings per share by less than $0.01.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2008.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

/s/ Thomas J. Folliard

THOMAS J. FOLLIARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

/s/ Keith D. Browning

KEITH D. BROWNING
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended February 29, 2008.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – valuation and qualifying accounts and reserves as of and for each of the fiscal years in the three-year period ended February 29, 2008.  We also have audited the Company’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective March 1, 2007.  As discussed in Note 8(A) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, effective February 28, 2007.

/s/ KPMG LLP

Richmond, Virginia
April 25, 2008

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 29 or 28
(In thousands except per share data)	2008	%	(1)	2007	%	(1)	2006	%	(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,589,342	80.4		$5,872,816	78.7		$4,771,325	76.2
New vehicle sales	370,603	4.5		445,144	6.0		502,805	8.0
Wholesale vehicle sales	985,048	12.0		918,408	12.3		778,268	12.4
Other sales and revenues	254,578	3.1		229,288	3.1		207,569	3.3
NET SALES AND OPERATING REVENUES	8,199,571	100.0		7,465,656	100.0		6,259,967	100.0
Cost of sales	7,127,146	86.9		6,494,594	87.0		5,469,253	87.4
GROSS PROFIT	1,072,425	13.1		971,062	13.0		790,714	12.6
CARMAX AUTO FINANCE INCOME	85,865	1.0		132,625	1.8		104,327	1.7
Selling, general and administrative expenses	858,372	10.5		776,168	10.4		674,370	10.8
Gain on franchise disposition	740	—		—	—		—	—
Interest expense	4,955	0.1		5,373	0.1		4,093	0.1
Interest income	1,366	—		1,203	—		1,023	—
Earnings before income taxes	297,069	3.6		323,349	4.3		217,601	3.5
Provision for income taxes	115,044	1.4		124,752	1.7		83,381	1.3
NET EARNINGS	$182,025	2.2		$198,597	2.7		$134,220	2.1
Weighted average common shares:
Basic	216,045			212,454			209,270
Diluted	220,522			216,739			212,846
NET EARNINGS PER SHARE:
Basic	$0.84			$0.93			$0.64
Diluted	$0.83			$0.92			$0.63

(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 29 or 28
(In thousands except share data)	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,965	$19,455
Accounts receivable, net	73,228	71,413
Auto loan receivables held for sale	4,984	6,162
Retained interest in securitized receivables	270,761	202,302
Inventory	975,777	836,116
Prepaid expenses and other current assets	19,210	15,068
TOTAL CURRENT ASSETS	1,356,925	1,150,516
Property and equipment, net	862,497	651,850
Deferred income taxes	67,066	40,174
Other assets	46,673	43,033
TOTAL ASSETS	$2,333,161	$1,885,573
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$306,013	$254,895
Accrued expenses and other current liabilities	58,054	68,885
Accrued income taxes	7,569	23,377
Deferred income taxes	17,710	13,132
Short-term debt	21,017	3,290
Current portion of long-term debt	79,661	148,443
TOTAL CURRENT LIABILITIES	490,024	512,022
Long-term debt, excluding current portion	227,153	33,744
Deferred revenue and other liabilities	127,058	92,432
TOTAL LIABILITIES	844,235	638,198

Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
218,616,069 and 216,028,166 shares issued and outstanding as of
February 29, 2008, and February 28, 2007, respectively	109,308	108,014
Capital in excess of par value	641,766	587,546
Accumulated other comprehensive loss	(16,728)	(20,332)
Retained earnings	754,580	572,147
TOTAL SHAREHOLDERS’ EQUITY	1,488,926	1,247,375
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,333,161	$1,885,573

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 29 or 28
(In thousands)	2008	2007	2006
OPERATING ACTIVITIES:
Net earnings	$182,025	$198,597	$134,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,615	34,551	26,692
Share-based compensation expense	33,467	31,826	21,632
Loss (gain) on disposition of assets	1,404	88	(764)
Deferred income tax benefit	(24,405)	(14,169)	(19,088)
Impairment of long-lived assets	—	4,891	—
Net (increase) decrease in:
Accounts receivable, net	(1,815)	5,208	(454)
Auto loan receivables held for sale, net	1,178	(2,023)	18,013
Retained interest in securitized receivables	(68,459)	(43,994)	(10,345)
Inventory	(139,661)	(166,416)	(93,133)
Prepaid expenses and other current assets	(4,148)	(3,857)	1,797
Other assets	1,360	(3,924)	(5,975)
Net increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	14,561	85,633	35,133
Deferred revenue and other liabilities	37,398	10,389	9,785
NET CASH PROVIDED BY OPERATING ACTIVITIES	79,520	136,800	117,513
INVESTING ACTIVITIES:
Capital expenditures	(253,106)	(191,760)	(194,433)
Proceeds from sales of assets	1,089	4,569	78,340
(Purchases) sales of money market securities	(19,565)	16,765	—
Sales of investments available-for-sale	21,665	4,210	—
Purchases of investments available-for-sale	(7,100)	(20,975)	—
NET CASH USED IN INVESTING ACTIVITIES	(257,017)	(187,191)	(116,093)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	17,727	2,827	(64,734)
Issuances of long-term debt	972,300	1,232,400	701,300
Payments on long-term debt	(841,119)	(1,244,762)	(643,364)
Equity issuances, net	14,730	35,411	6,035
Excess tax benefits from share-based payment arrangements	7,369	22,211	3,978
NET CASH PROVIDED BY FINANCING ACTIVITIES	171,007	48,087	3,215
(Decrease) increase in cash and cash equivalents	(6,490)	(2,304)	4,635
Cash and cash equivalents at beginning of year	19,455	21,759	17,124
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,965	$19,455	$21,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$9,768	$9,768	$7,928
Income taxes	$124,868	$99,380	$94,112
Non-cash investing and financing activities:
Asset acquisitions from capitalization of leases	$—	$—	$7,864
Accrued capital expenditures	$9,909	$—	$—
Long-term debt obligations from capitalization of leases	$—	$—	$7,864
Reduction of long-term debt obligations from capitalization of leases	$6,554	$—	$—
Adjustment to initially apply SFAS 158, net of tax	$—	$20,332	$—
Adjustment to initially apply FIN 48	$408	$—	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 28, 2005	208,606	$104,304	$470,610	$239,330		$814,244
Net earnings	—	—	—	134,220		134,220
Share-based compensation expense for stock options and restricted stock	—	—	21,632	—		21,632
Exercise of common stock options	1,302	650	5,295	—		5,945
Shares issued under stock incentive plans	6	2	101	—		103
Shares cancelled upon reacquisition	(4)	(2)	(11)	—		(13)
Tax benefit from the exercise of common stock options	—	—	3,972	—		3,972
BALANCE AS OF FEBRUARY 28, 2006	209,910	104,954	501,599	373,550		980,103
Net earnings	—	—	—	198,597		198,597
Adjustment to initially apply SFAS No. 158, net of taxes of $11,858	—	—	—	—	$(20,332)	(20,332)
Share-based compensation expense for stock options and restricted stock	—	—	31,526	—	—	31,526
Exercise of common stock options	5,280	2,640	34,383	—	—	37,023
Shares issued under stock incentive plans	1,002	502	(201)	—	—	301
Shares cancelled upon reacquisition	(164)	(82)	(1,531)	—	—	(1,613)
Tax benefit from the exercise of common stock options	—	—	21,770	—	—	21,770
BALANCE AS OF FEBRUARY 28, 2007	216,028	108,014	587,546	572,147	(20,332)	1,247,375
Comprehensive income:
Net earnings	—	—	—	182,025	—	182,025
Retirement benefit plans, net of taxes of $2,091	—	—	—	—	3,604	3,604
Total comprehensive income						185,629
Adjustment to initially apply FIN 48	—	—	—	408	—	408
Share-based compensation expense for stock options and restricted stock	—	—	33,146	—	—	33,146
Exercise of common stock options	1,774	887	13,854	—	—	14,741
Shares issued under stock incentive plans	927	463	(148)	—	—	315
Shares cancelled upon reacquisition	(113)	(56)	45	—	—	(11)
Tax benefit from the exercise of common stock options	—	—	7,323	—	—	7,323
BALANCE AS OF FEBRUARY 29, 2008	218,616	$109,308	$641,766	$754,580	$(16,728)	$1,488,926

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We also sell new vehicles under various franchise agreements.  We provide customers with a full range of related products and services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Amounts and percentages may not total due to rounding.

On February 22, 2007, the board of directors declared a 2-for-1 stock split in the form of a common stock dividend for shareholders of record on March 19, 2007, which was distributed on March 26, 2007.  All share and per share data included in the consolidated financial statements and accompanying notes reflect this stock split.

(B) Cash and Cash Equivalents
Cash equivalents of $2.0 million as of February 29, 2008, and $1.5 million as of February 28, 2007, consisted of highly liquid investments with original maturities of three months or less.

(C) Securitizations
The transfers of receivables associated with our auto loan securitization program are accounted for as sales.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, various reserve accounts, required excess receivables and retained subordinated bonds.  The retained interest is carried at fair value and changes in fair value are included in earnings.  See Notes 3 and 4 for additional discussion of securitizations.

(D) Fair Value of Financial Instruments
Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value of our cash and cash equivalents, receivables including auto loan receivables held for sale, restricted investments, accounts payable, short-term debt and long-term debt approximates fair value.  Our retained interest in securitized receivables and derivative financial instruments are recorded at fair value.

(E) Accounts Receivable
Accounts receivable, net of an allowance for doubtful accounts, include certain amounts due from finance companies and customers, from new car manufacturers for incentives, from third parties for warranty reimbursements, and for other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F) Inventory
Inventory is primarily comprised of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or market. Vehicle inventory cost is determined by specific identification.  Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory.  Certain manufacturer incentives and rebates for new car inventory, including holdbacks, are recognized as a reduction to new car inventory when we purchase the vehicles.  We recognize volume-based incentives as a reduction to cost of sales when we determine the achievement of qualifying sales volumes is probable.

(G) Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the shorter of the asset's estimated useful life or the lease term, if applicable.  Property held under capital lease is stated at the lesser of the present value of the future minimum lease payments at the inception of the lease or fair value.  Amortization of capital lease assets is computed on a straight-line basis over the shorter of the initial lease term or the estimated useful life of the asset and is included in depreciation expense.  Costs incurred during new store construction are capitalized as construction-in-progress and reclassified to the appropriate fixed asset categories when the store opens.

Estimated Useful Lives
Life
Buildings	25 – 40 years
Capital leases	15 – 20 years
Leasehold improvements	8 – 15 years
Furniture, fixtures and equipment	5 – 15 years

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.

(H) Other Assets
Computer Software Costs
We capitalize external direct costs of materials and services used in and payroll and related costs for employees directly involved in the development of internal-use software.  We amortize amounts capitalized on a straight-line basis over five years.

Goodwill and Intangible Assets
We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable.

Restricted Investments
Restricted investments primarily consist of money market and other debt securities associated with certain insurance programs.  Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value.

(I) Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in deferred revenue and other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined by independent actuaries using a number of assumptions provided by the company.  Key assumptions used in measuring the plan obligations include the discount rate, expected rate of return on plan assets, rate of compensation increases and mortality rate.

(J) Insurance Liabilities
Insurance liabilities are included in accrued expenses and other current liabilities. We use a combination of insurance and self-insurance for a number of risks including workers' compensation, general liability and employee-related health care costs, a portion of which is paid by associates.  Estimated insurance liabilities are determined by considering historical claims experience, demographic factors and other actuarial assumptions.

(K) Revenue Recognition
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

(L) Cost of Sales
Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. It also includes payroll, fringe benefits and parts and repair costs associated with reconditioning and vehicle repair services.

(M) Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include rent and occupancy costs; payroll expenses, other than payroll related to reconditioning and vehicle repair services; fringe benefits; advertising; and other general expenses.

(N) Advertising Expenses
Advertising costs are expensed as incurred.  Advertising expenses are included in selling, general and administrative expenses.

(O) Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred.

(P) Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees. We measure share-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period, which is generally the vesting period of the award. We estimate the fair value of stock options using both the binomial and Black-Scholes valuation models. Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair value of restricted stock is valued at the weighted average market value on the date of the grant.  The cost is recorded in cost of sales, CAF income or selling, general and administrative expenses based on the employees’ respective function.

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in capital in excess of par value (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of earnings (if the deferred tax asset exceeds the tax deduction and no capital in excess of par value exists from previous awards).

(Q) Derivative Financial Instruments
In connection with certain securitization activities, we enter into interest rate swap agreements to manage our exposure to interest rates and to more closely match funding costs to the use of funding.  We recognize the interest rate swaps at fair value as either assets or liabilities with changes in fair value included in earnings as a component of CAF income.

(R) Income Taxes
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

We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement. The current portion of tax liabilities is included in accrued income taxes and any noncurrent portion of tax liabilities is included in deferred revenue and other liabilities.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made. Interest and penalties related to income tax matters are included in selling, general and administrative expenses.

(S) Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.

(T) Risks and Uncertainties
We sell used and new vehicles.  The diversity of our customers and suppliers and the highly fragmented nature of the U.S. automotive retail market reduce the risk that near term changes in our customer base, sources of supply or competition will have a severe impact on our business.  However, unanticipated events could have an adverse effect on our business, results of operations and financial condition.

(U) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	CARMAX AUTO FINANCE INCOME

	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Total gain income	$48.5	$99.7	$77.1
Other CAF income:
Servicing fee income	37.4	32.4	27.6
Interest income	33.3	26.6	21.4
Total other CAF income	70.7	59.0	49.0

Direct CAF expenses:
CAF payroll and fringe benefit expense	15.9	12.0	10.3
Other direct CAF expenses	17.4	14.0	11.5
Total direct CAF expenses	33.3	26.0	21.8
CarMax Auto Finance income	$85.9	$132.6	$104.3

CAF provides financing for qualified customers at competitive market rates of interest. Throughout each month, we sell substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4.  The majority of CAF income is generated by the spread between the interest rates charged to customers and the related cost of funds.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows are calculated taking into account expected prepayments and losses.

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

We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors.  The special purpose entity and investors have no recourse to our assets.  Our risk is limited to the retained interest.  The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  This program is referred to as the warehouse facility.  The return requirements of investors in asset-backed commercial paper may fluctuate significantly depending on market conditions.  These fluctuations may have a significant impact on our funding costs.

We routinely use public securitizations to refinance the receivables previously securitized through the warehouse facility.  In a public securitization, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the securitization structure and market conditions, refinancing receivables in a public securitization could have a significant impact on our results of operations.  The impact of refinancing activity will depend upon the particular securitization structures and market conditions at the refinancing date.

All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Net loans originated	$2,429.7	$2,242.3	$1,774.6
Total loans sold	$2,534.4	$2,322.7	$1,887.5
Total gain income(1)	$48.5	$99.7	$77.1
Total gain income as a percentage of total loans sold (1)	1.9%	4.3%	4.1%

(1)	Includes the effects of valuation adjustments, new public securitizations and the repurchase and resale of receivables in existing public securitizations, as applicable.

Retained Interest
We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  On a combined basis, the reserve accounts and required excess receivables are generally 2% to 4% of managed receivables. The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables. The special purpose entities and the investors have no recourse to our assets.

The fair value of the retained interest was $270.8 million as of February 29, 2008, and $202.3 million as of February 28, 2007.  The retained interest had a weighted average life of 1.5 years as of February 29, 2008, and February 28, 2007.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company.  In the public securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company.  The amount on deposit in reserve accounts was $37.0 million as of February 29, 2008, and $31.5 million as of February 28, 2007.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required excess receivables was $63.0 million as of February 29, 2008, and $57.0 million as of February 28, 2007.

Retained subordinated bonds.  In fiscal 2008, we retained subordinated bonds issued by a securitization trust.  We receive interest payments on the bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  In determining fair value, we use market prices of the same or similar instruments whenever such prices are available. When market prices are not available, we use input from independent third parties, and the valuation becomes more subjective and involves a high degree of judgment.  The value of retained subordinated bonds was $43.1 million as of February 29, 2008.

Key Assumptions Used in Measuring the Retained Interest and Sensitivity Analysis
The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of February 29, 2008, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Key Assumptions
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.33%-1.50%	$8.8	$17.2
Cumulative loss rate	1.26%-3.00%	$7.8	$15.6
Annual discount rate	17.0%	$4.5	$8.8

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

Discount rate.  The discount rate is the interest rate used for computing the present value of future cash flows and is determined based on the perceived market risk of the underlying auto loan receivables and current market conditions.

Continuing Involvement with Securitized Receivables
We continue to manage the auto loan receivables that we securitize.  We receive servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables.  We believe that the servicing fees specified in the securitization agreements adequately compensate us for servicing the securitized receivables.  No servicing asset or liability has been recorded.  We are at risk for the retained interest in the securitized receivables and, if the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.

Past Due Account Information
	As of February 29 or 28
(In millions)	2008	2007	2006
Accounts 31+ days past due	$86.1	$56.9	$37.4
Ending managed receivables	$3,838.5	$3,311.0	$2,772.5
Past due accounts as a percentage of ending managed receivables	2.24%	1.72%	1.35%

Credit Loss Information
	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Net credit losses on managed receivables	$38.3	$20.7	$18.4
Average managed receivables	$3,608.4	$3,071.1	$2,657.7
Net credit losses as a percentage of average managed receivables	1.06%	0.67%	0.69%
Recovery rate	50%	51%	51%

Selected Cash Flows from Securitized Receivables
	Years Ended February 29 or 28
(In millions)	2008	2007	2006
Proceeds from new securitizations	$2,040.2	$1,867.5	$1,513.5
Proceeds from collections reinvested in revolving period securitizations	$1,095.0	$1,011.8	$757.5
Servicing fees received	$37.0	$32.0	$27.3
Other cash flows received from the retained interest:
Interest-only strip receivables	$98.6	$88.4	$82.1
Reserve account releases	$9.4	$15.2	$19.7

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in public securitizations that were refinanced through the warehouse facility totaled $103.6 million in fiscal 2008, $82.5 million in fiscal 2007 and $94.8 million in fiscal 2006.  Proceeds received when we refinance receivables in public securitizations are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers
The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  This agreement requires us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility. In addition, the warehouse facility investors could have us replaced as servicer and charge us a higher rate of interest. Further, we may be forced to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of February 29, 2008, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	FINANCIAL DERIVATIVES

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitization trusts.  During fiscal 2008, we entered into 74 interest rate swaps with initial notional amounts totaling $2.27 billion and terms ranging from 16 to 46 months.  The amortized notional amount of outstanding swaps was approximately $898.7 million as of February 29, 2008, and $597.5 million as of February 28, 2007.  The fair value of swaps included in accounts payable totaled a net liability of $15.1 million as of February 29, 2008, and $1.0 million as of February 28, 2007.

The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments.  Market risk is the exposure created by potential fluctuations in interest rates.  We do not anticipate significant market risk from swaps as they are predominantly used to match funding costs to the use of the funding. However, disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.

6.	PROPERTY AND EQUIPMENT

	As of February 29 or 28
(In thousands)	2008	2007
Land	$162,786	$133,231
Land held for sale	921	918
Land held for development	42,311	38,884
Buildings	397,183	265,159
Capital leases	29,258	37,122
Leasehold improvements	64,947	53,696
Furniture, fixtures and equipment	199,996	174,884
Construction in progress	140,389	85,328
Total property and equipment	1,037,791	789,222
Less accumulated depreciation and amortization	175,294	137,372
Property and equipment, net	$862,497	$651,850

Land held for development represents land owned for potential expansion.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Accumulated amortization on capital lease assets was $6.2 million as of February 29, 2008, and $6.0 million as of February 28, 2007.

7.	INCOME TAXES

Provision for Income Taxes
	Years Ended February 29 or 28
(In thousands)	2008	2007	2006
Current:
Federal	$121,274	$120,250	$91,197
State	18,175	18,671	11,272
Total	139,449	138,921	102,469
Deferred:
Federal	(21,222)	(13,596)	(17,439)
State	(3,183)	(573)	(1,649)
Total	(24,405)	(14,169)	(19,088)
Provision for income taxes	$115,044	$124,752	$83,381

Effective Income Tax Rate Reconciliation
	Years Ended February 29 or 28
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	3.5	3.0
Nondeductible items	0.1	0.1	0.3
Valuation allowance	0.5	—	—
Effective income tax rate	38.7%	38.6%	38.3%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities
	As of February 29 or 28
(In thousands)	2008	2007
Deferred tax assets:
Accrued expenses	$28,972	$20,954
Partnership basis	18,394	6,138
Inventory	—	2,036
Stock compensation	34,191	24,282
Capital loss carry forward	1,636	—
Total gross deferred tax assets	83,193	53,410
Less: valuation allowance	(1,636)	—
Net gross deferred tax assets	81,557	53,410

Deferred tax liabilities:
Securitized receivables	18,524	18,540
Prepaid expenses	10,034	7,295
Inventory	1,677	—
Depreciation and amortization	1,966	504
Other	—	29
Total gross deferred tax liabilities	32,201	26,368
Net deferred tax asset	$49,356	$27,042

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 29, 2008, relates to a capital loss carryforward that is not more likely than not to be utilized prior to its expiration.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which established a consistent framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement. FIN 48 also established new disclosure requirements related to tax reserves.  We adopted FIN 48 as of March 1, 2007, and have recorded a decrease of $0.4 million in accrued tax reserves and a corresponding increase in retained earnings.

Reconciliation of Unrecognized Tax Benefits
(In thousands)	Year Ended February 29
Balance as of March 1, 2007	$24,957
Additions based on tax positions related to the current year	1,608
Additions for tax positions of prior years	12,485
Reductions for tax positions of prior years	(6,321)
Settlements	(60)
Balance as of February 29, 2008	$32,669

As of March 1, 2007, we had $25.0 million of gross unrecognized tax benefits, $1.9 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2008, we had $32.7 million of gross unrecognized tax benefits, $2.8 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.

Our continuing practice is to recognize interest and penalties related to income tax matters in selling, general and administrative expenses.  We had $3.9 million accrued for interest as of March 1, 2007, and $5.6 million as of February 29, 2008.  Interest related to unrecognized tax benefits totaled $1.7 million in fiscal 2008.

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

On February 28, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”).  SFAS 158 was required to be adopted on a prospective basis and required us to recognize the funded status of postretirement benefit plans on our balance sheet.

Benefit Plan Information
	Years Ended February 29 or 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation:
Obligation at beginning of year	$94,653	$71,352	$7,195	$6,864	$101,848	$78,216
Service cost	15,670	12,048	688	411	16,358	12,459
Interest cost	5,996	4,096	468	393	6,464	4,489
Plan amendments	—	—	1,046	—	1,046	—
Actuarial (gain) loss	(12,358)	7,624	3,020	(459)	(9,338)	7,165
Benefits paid	(619)	(467)	(173)	(14)	(792)	(481)
Obligation at end of year	103,342	94,653	12,244	7,195	115,586	101,848
Change in fair value of plan assets:
Plan assets at beginning of year	45,892	31,960	—	—	45,892	31,960
Actual return on plan assets	(1,904)	3,670	—	—	(1,904)	3,670
Employer contributions	11,400	10,729	173	14	11,573	10,743
Benefits paid	(619)	(467)	(173)	(14)	(792)	(481)
Plan assets at end of year	54,769	45,892	—	—	54,769	45,892
Funded status recognized	$(48,573)	$(48,761)	$(12,244)	$(7,195)	$(60,817)	$(55,956)
Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(283)	$(262)	$(283)	$(262)
Noncurrent liability	(48,573)	(48,761)	(11,961)	(6,933)	(60,534)	(55,694)
Net amount recognized	$(48,573)	$(48,761)	$(12,244)	$(7,195)	$(60,817)	$(55,956)
Accumulated benefit obligation	$67,094	$60,560	$6,398	$4,832	$73,492	$65,392

Benefit Obligations.  Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of the benefit plans for past service as of the measurement date.  ABO is the present value of benefits earned to date with benefits computed based on current service and compensation levels.  PBO is ABO increased to reflect expected future service and increased compensation levels.

Assumptions Used to Determine Benefit Obligations
	As of February 29 or 28
	Pension Plan		Restoration Plan
	2008	2007	2008	2007
Discount rate	6.85%	5.75%	6.85%	5.75%
Rate of compensation increase	5.00%	5.00%	7.00%	7.00%

Plan Assets.  The fair value of plan assets is measured using current market values.  No plan assets are expected to be returned to us during the fiscal year ended February 28, 2009.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We expect to contribute approximately $14.8 million to the pension plan in fiscal 2009.  For the non-funded restoration plan, we contribute an amount equal to the expected benefit payments.

Estimated Future Benefit Payments
(In thousands)	Pension Plan	Restoration Plan
Fiscal 2009	$540	$283
Fiscal 2010	$740	$336
Fiscal 2011	$1,063	$375
Fiscal 2012	$1,417	$397
Fiscal 2013	$1,872	$446
Fiscal 2014 to 2018	$19,728	$2,749

Our pension plan assets are held in trust and management sets the investment policies and strategies.  Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return.  We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance.  Target allocations are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below the targets.

Pension Plan Asset Allocation
	As of February 29 or 28
	2008		2007
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Equity securities	75%	76%	75%	78%
Fixed income securities	25	24	25	22
Total	100%	100%	100%	100%

Components of Net Pension Expense
	Years Ended February 29 or 28
	Pension Plan			Restoration Plan			Total
(In thousands)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$15,670	$12,048	$8,780	$688	$411	$480	$16,358	$12,459	$9,260
Interest cost	5,996	4,096	2,794	468	393	259	6,464	4,489	3,053
Expected return
on plan assets	(3,994)	(2,949)	(2,071)	—	—	—	(3,994)	(2,949)	(2,071)
Amortization of prior service cost	37	37	37	119	24	24	156	61	61
Recognized actuarial loss	2,973	1,754	961	172	249	136	3,145	2,003	1,097
Net pension expense	$20,682	$14,986	$10,501	$1,447	$1,077	$899	$22,129	$16,063	$11,400

Changes Not Recognized in Net Pension Expense but
Recognized in Other Comprehensive Income
	Year Ended February 29, 2008
(In thousands, pretax)	Pension Plan	Restoration Plan	Total
Net actuarial (gain) loss arising during the year	$(6,460)	$3,021	$(3,439)
Prior service cost arising during the year	—	1,046	1,046
Other changes recognized in other comprehensive income	$(6,460)	$4,067	$(2,393)

In fiscal 2009, $517,000 of estimated actuarial loss and $37,000 of prior service cost for the pension plan will be amortized from accumulated other comprehensive loss.  In addition, $395,000 of estimated actuarial loss and $119,000 of prior service cost for the restoration plan will be amortized from accumulated other comprehensive loss.

Assumptions Used to Determine Net Pension Expense
	Years Ended February 29 or 28
	Pension Plan			Restoration Plan
	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%	7.00%	7.00%	7.00%

Assumptions.  Underlying both the calculation of the PBO and the net pension expense are actuarial calculations of each plan's liability.  These calculations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant being the discount rate, expected rate of return on plan assets, rate of compensation increases and mortality rate.  We evaluate these assumptions annually, at a minimum, and make changes as necessary.

The discount rate used for retirement benefit plan accounting reflects the yields available on high-quality, fixed income debt instruments.  For our plans, we review high quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds with maturities that approximate the expected timing of the anticipated benefit payments.

To determine the expected long-term return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  We apply the expected rate of return to a market-related value of assets, which reduces the underlying variability in the asset values.  The use of expected long-term rates of return on pension plan assets may result in recognized asset returns that are greater or less than the actual returns of those pension plan assets in any given year.  Over time, however, the expected long-term returns are anticipated to approximate the actual long-term returns, and therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns, a component of unrecognized actuarial gains/losses, are recognized over the average future expected service of the active employees in the pension plan.

We determine the rate of compensation increases based upon our long-term plans for these increases.  Mortality rate assumptions are based on the life expectancy of the population and were updated as of February 29, 2008, to account for recent increases in life expectancy.

(B) 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  Under the plan, eligible associates can contribute up to 40% of their salaries and we match a portion of those contributions.  The total cost for matching contributions was $3.2 million in fiscal 2008, $2.7 million in fiscal 2007 and $2.0 million in fiscal 2006.

9.	DEBT

	As of February 29 or 28
(In thousands)	2008	2007
Revolving credit agreement	$300,217	$150,690
Obligations under capital leases	27,614	34,787
Total debt	327,831	185,477
Less current portion:
Revolving credit agreement	100,217	150,690
Obligations under capital leases	461	1,043
Total long-term debt, excluding current portion	$227,153	$33,744

We have a $500 million revolving credit facility (the “credit agreement”) with Bank of America, N.A. and various other financial institutions.  The credit agreement is secured by vehicle inventory and contains customary representations and warranties, conditions and covenants. Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.  We pay a commitment fee on the used and unused portions of the available funds.  All outstanding principal amounts will be due and payable in December 2011, and there are no penalties for prepayment.

As of February 29, 2008, $300.2 million was outstanding under the credit agreement, with the remainder fully available to us.  The outstanding balance included $21.0 million classified as short-term debt, $79.2 million classified as current portion of long-term debt and $200.0 million classified as long-term debt.  We classified $79.2 million of the outstanding balance as of February 29, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

The weighted average interest rate on outstanding short-term and long-term debt was 5.9% in fiscal 2008, 6.4% in fiscal 2007 and 5.5% in fiscal 2006.

We capitalize interest in connection with the construction of certain facilities.  Capitalized interest totaled $5.0 million in fiscal 2008, $4.5 million in fiscal 2007 and $6.0 million in fiscal 2006.

We have recorded five capital leases for store facilities.  The related capital lease assets are included in property and equipment.  These leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly.  The present value of future minimum lease payments totaled $27.6 million as of February 29, 2008, and $34.8 million as of February 28, 2007.

10.	STOCK AND STOCK-BASED INCENTIVE PLANS

(A) Shareholder Right Plan and Undesignated Preferred Stock
In conjunction with our shareholder rights plan, shareholders received preferred stock purchase rights as a dividend at the rate of one right for each share of CarMax, Inc. common stock owned.  The rights are exercisable only upon the attainment of, or the commencement of a tender offer to attain, a 15% or greater ownership interest in the company by a person or group.  When exercisable, and as adjusted for our March 2007 2-for-1 stock split, each right would entitle the holder to buy one half of one one-thousandth of a share of Cumulative Participating Preferred Stock, Series A, $20 par value, at an exercise price of $140 per share, subject to adjustment.  A total of 120,000 shares of such preferred stock, which has preferential dividend and liquidation rights, have been authorized and designated.  No such shares are outstanding.  In the event that an acquiring person or group acquires the specified ownership percentage of CarMax, Inc. common stock (except pursuant to a cash tender offer for all outstanding shares determined to be fair by the board of directors) or engages in certain transactions with the company after the rights become exercisable, each right will be converted into a right to purchase, for half the current market price at that time, shares of CarMax, Inc. common stock valued at two times the exercise price.  We also have an additional 19,880,000 authorized shares of undesignated preferred stock of which no shares are outstanding.

(B) Stock Incentive Plans
We maintain long-term incentive plans for management, key employees and the nonemployee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock grants or a combination of awards.  To date, we have awarded no incentive stock options.

In fiscal 2006 and prior years, we primarily awarded stock options to employees that received share-based compensation.  Beginning in fiscal 2007, the majority of employees receiving awards now receive restricted stock instead of stock options.  Senior management continues to receive awards of nonqualified stock options.  Nonemployee directors continue to receive awards of nonqualified stock options and stock grants.

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options generally expire no later than ten years after the date of the grant.  Restricted stock awards are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.

As of February 29, 2008, a total of 34,000,000 shares of CarMax common stock have been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 7,656,307 as of February 29, 2008.

(C) Share-Based Compensation
Effective March 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123 (R)”), which established accounting for share-based awards exchanged for employee services, using the modified retrospective application method.

In accordance with SFAS 123(R), we are required to base initial compensation cost on the estimated number of awards expected to vest.  Historically, and as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” we chose to reduce pro forma compensation expense in the periods the awards were forfeited.  The cumulative effect on prior periods of the change to an estimated number of awards expected to vest was a $0.6 million reduction of selling, general and administrative expenses recorded in fiscal 2007.

Composition of ShareBased Compensation Expense
	Years Ended February 29 or 28
(In thousands)	2008	2007	2006
Cost of sales	$1,945	$1,392	$—
CarMax Auto Finance income	1,250	917	—
Selling, general and administrative expenses	31,487	30,379	22,436
Share-based compensation expense, before income taxes	$34,682	$32,688	$22,436

For periods prior to fiscal 2007, all share-based compensation expense has been presented in selling, general and administrative expenses, because amounts that would have been presented in cost of sales and CAF were immaterial.  We recognize compensation expense for stock options and restricted stock on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan under SFAS 123(R); the associated costs of $1.2 million in fiscal 2008, $0.9 million in fiscal 2007 and $0.8 million in fiscal 2006 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of February 29, 2008, and February 28, 2007 and 2006.

Stock Option Activity
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2007	13,775	$12.39
Options granted	1,882	$24.72
Options exercised	(1,774)	$8.31
Options forfeited or expired	(235)	$16.53
Outstanding as of February 29, 2008	13,648	$14.55	5.6	$75,425
Exercisable as of February 29, 2008	7,672	$12.00	5.1	$56,475

We granted to our employees nonqualified options to purchase 1,826,690 shares of common stock in fiscal 2008 and 1,837,200 shares of common stock in fiscal 2007.  We granted to our nonemployee directors nonqualified options to purchase 55,493 shares of common stock in fiscal 2008 and 68,040 shares of common stock in fiscal 2007.

The total cash received from employees as a result of employee stock option exercises was $14.7 million in fiscal 2008, $35.4 million in fiscal 2007 and $5.9 million in fiscal 2006.  We settle employee stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $26.8 million for fiscal 2008, $74.7 million for fiscal 2007 and $13.0 million for fiscal 2006.  We realized related tax benefits of $10.6 million for fiscal 2008, $28.7 million for fiscal 2007 and $5.2 million for fiscal 2006.

Outstanding Stock Options
As of February 29, 2008	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.44	7	0.0	$2.44	7	$2.44
$6.62 to $9.30	2,340	5.0	$7.16	2,340	$7.16
$10.74 to $13.42	4,732	5.6	$13.21	2,739	$13.23
$14.13 to $15.72	2,919	6.1	$14.70	2,130	$14.66
$16.33 to $22.29	1,925	5.3	$17.26	453	$17.14
$24.99 to $25.79	1,725	6.1	$25.04	3	$25.67
Total	13,648	5.6	$14.55	7,672	$12.00

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, dividend yield and risk-free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder.  For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.  For grants to nonemployee directors, we have used the Black-Scholes model to estimate the fair value of stock option awards due to the comparatively small number of recipients of these awards.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted were $8.43 per share in fiscal 2008, $7.08 per share in fiscal 2007 and $6.34 per share in fiscal 2006.  The unrecognized compensation costs related to nonvested options totaled $23.5 million as of February 29, 2008.  These costs are expected to be recognized over a weighted average period of 1.8 years.

Assumptions Used to Estimate Option Values
	Years Ended February 29 or 28
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor(1)	28.0%-54.0%	29.8%-63.4%	51.6%
Weighted average expected volatility	38.5%	47.4%	51.6%
Risk-free interest rate(2)	4.3%-5.0%	4.5%-5.1%	3.7%
Expected term (in years)(3)	4.2-4.4	4.5-4.6	4.8

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Restricted Stock Activity
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2007	920	$17.20
Restricted stock granted	915	$24.92
Restricted stock vested or cancelled	(114)	$21.20
Outstanding as of February 29, 2008	1,721	$21.04

We granted 914,505 shares of restricted stock to our employees in fiscal 2008 and 984,500 shares in fiscal 2007.  The fair value of a restricted stock award is determined and fixed based on the price of our stock on the grant date.

The unrecognized compensation costs related to nonvested restricted stock awards totaled $19.1 million as of February 29, 2008.  These costs are expected to be recognized over a weighted average period of 1.6 years.

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

As of February 29, 2008, a total of 1,858,139 shares remained available under the plan.  Shares purchased on the open market on behalf of associates were 409,004 during fiscal 2008; 337,311 during fiscal 2007; and 427,318 during fiscal 2006.  The average price per share purchased under the plan was $22.24 in fiscal 2008, $19.32 in fiscal 2007 and $14.42 in fiscal 2006.  The total cost for matching contributions was $1.2 million in fiscal 2008, $0.9 million in fiscal 2007 and $0.8 million in fiscal 2006.  These costs are included in share-based compensation costs.

11.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings per Share Reconciliations
	Years Ended February 29 or 28
(In thousands except per share data)	2008	2007	2006
Net earnings available to common shareholders	$182,025	$198,597	$134,220
Weighted average common shares outstanding	216,045	212,454	209,270
Dilutive potential common shares:
Stock options	3,918	4,111	3,555
Restricted stock	559	174	21
Weighted average common shares and dilutive potential common shares	220,522	216,739	212,846
Basic net earnings per share	$0.84	$0.93	$0.64
Diluted net earnings per share	$0.83	$0.92	$0.63

Certain options were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive.  As of February 29, 2008, options to purchase 1,893,803 shares of common stock with exercise prices ranging from $17.20 to $25.79 per share were outstanding and not included in the calculation.  As of February 28, 2007, options to purchase 9,000 shares of common stock with an exercise price of $22.29 per share were outstanding and not included in the calculation.  As of February 28, 2006, options to purchase 8,923,968 shares with exercise prices ranging from $13.19 to $21.72 per share were outstanding and not included in the calculation.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

	Years Ended February 29 or 28
(In thousands, net of income taxes)	Unrecognized Actuarial Losses (Gains)	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2006	$—	$—	$—
Adoption of SFAS 158	20,094	238	20,332
Balance as of February 28, 2007	20,094	238	20,332
Amounts arising during the year	(2,177)	662	(1,515)
Amortization recognized in net pension expense	(1,991)	(98)	(2,089)
Balance as of February 29, 2008	$15,926	$802	$16,728

Effective March 1, 2007, changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred tax of $9.8 million as of February 29, 2008, and $11.9 million as of February 28, 2007.

13.	LEASE COMMITMENTS

We conduct a majority of our business in leased premises.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $78.9 million in fiscal 2008, $75.4 million in fiscal 2007 and $72.6 million in fiscal 2006.

Future Minimum Lease Obligations
	As of February 29, 2008
	Capital	Operating Lease
(In thousands)	Leases(1)	Commitments(1)
Fiscal 2009	$3,351	$73,542
Fiscal 2010	3,516	74,048
Fiscal 2011	3,665	74,216
Fiscal 2012	3,665	74,349
Fiscal 2013	3,665	74,537
Fiscal 2014 and thereafter	36,786	561,040
Total minimum lease payments	$54,648	$931,732
Less amounts representing interest	(27,034)
Present value of net minimum capital lease payments	$27,614

(1) Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

We did not enter into any sale-leaseback transactions in fiscal 2008 or 2007.  We entered into sale-leaseback transactions involving five superstores valued at approximately $72.7 million in fiscal 2006.  All sale-leaseback transactions are structured at competitive rates.  Gains or losses on sale-leaseback transactions are recorded as deferred rent and amortized over the lease term.  We do not have continuing involvement under the sale-leaseback transactions.  In conjunction with certain sale-leaseback transactions, we must meet financial covenants relating to minimum tangible net worth and minimum coverage of rent expense.  We were in compliance with all such covenants as of February 29, 2008.

14.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

(A) Goodwill and Other Intangibles
Other assets included goodwill and other intangibles with a carrying value of $10.1 million as of February 29, 2008, and February 28, 2007.  We recognized an impairment charge of $4.9 million, included in selling, general and administrative expenses, related to goodwill and franchise rights associated with one of our new car franchises in fiscal 2007.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2008 or fiscal 2006.

(B) Restricted Investments
Restricted investments, included in other assets, consisted of $24.5 million in money market securities and $2.2 million in other debt securities as of February 29, 2008, and $4.9 million in money market securities and $16.8 million in other debt securities as of February 28, 2007.  Proceeds from the sales of other debt securities were $33.1 million and $26.7 million for fiscal years 2008 and 2007, respectively. Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value.

(C) Accrued Compensation and Benefits
Accrued expenses and other current liabilities included accrued compensation and benefits of $48.1 million as of February 29, 2008, and $60.1 million as of February 28, 2007.

(D) Advertising Expense
Selling, general and administrative expenses included advertising expense of $108.8 million in fiscal 2008, $97.8 million in fiscal 2007 and $86.7 million in fiscal 2006.  Advertising expenses were 1.3% of net sales and operating revenues for fiscal 2008, 2007 and 2006.

15.	CONTINGENT LIABILITIES

(A) Litigation
On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any. The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  At this time, we continue to evaluate the allegations and our defenses.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

(B) Other Matters
In accordance with the terms of real estate lease agreements, we generally agree to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities and repairs to leased property upon termination of the lease.  Additionally, in accordance with the terms of agreements entered into for the sale of properties, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of the sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made in accordance with the agreements.  We do not have any known material environmental commitments, contingencies or other indemnification issues arising from these arrangements.

As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within 30 days of the customer's purchase will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, we record a provision for estimated repairs during the guarantee period for each vehicle sold based on historical trends.  The liability for this guarantee was $3.2 million as of February 29, 2008, and $2.4 million as of February 28, 2007, and is included in accrued expenses and other current liabilities.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period.  In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1 that removes leasing from the scope of SFAS 157, and FSP FAS 157-2 that delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning March 1, 2009.  CarMax was required to adopt SFAS 157 as amended as of March 1, 2008. As of the date of adoption, the fair value of the majority of our financial assets within the scope of SFAS 157 was determined using significant unobservable inputs. The adoption of SFAS 157 has not had a material impact on our results of operations, financial condition or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits all entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on these items in earnings.  SFAS 159 was effective for our fiscal year beginning March 1, 2008.  We have not elected to adopt SFAS 159.

In December 2007, the FASB issued Statement SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of our balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years.  As of February 29, 2008, we did not hold any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments and related hedged activities be disclosed in terms of the underlying risk that the entity is intending to manage and in terms of accounting designation.  The fair values of derivative instruments and related hedged activities and their gains are to be disclosed in tabular format showing both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Any credit-risk-related contingent features are to be disclosed and are to include information on the potential effect on an entity’s liquidity from using derivatives.  Finally, SFAS 161 requires cross-referencing within the notes to enable users of financial statements to better locate information about derivative instruments.  These expanded disclosure requirements are required for every annual and interim reporting period for which a balance sheet and statement of earnings are presented.  SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early application encouraged.  We will be required to adopt SFAS 161 as of March 1, 2009.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
(In thousands except per share data)	2008	2008	2008	2008	2008
Net sales and operating revenues	$2,147,134	$2,122,530	$1,885,300	$2,044,607	$8,199,571
Gross profit	$284,221	$288,194	$242,883	$257,127	$1,072,425
CarMax Auto Finance income (loss)	$37,068	$33,412	$16,347	$(962)	$85,865
Selling, general and administrative expenses	$213,814	$214,196	$210,508	$219,854	$858,372
Net earnings	$65,355	$64,995	$29,846	$21,829	$182,025
Net earnings per share:
Basic	$0.30	$0.30	$0.14	$0.10	$0.84
Diluted	$0.30	$0.29	$0.14	$0.10	$0.83

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
(In thousands except per share data)	2007	2007	2007	2007	2007
Net sales and operating revenues	$1,885,139	$1,929,542	$1,768,147	$1,882,828	$7,465,656
Gross profit	$248,255	$253,365	$228,609	$240,833	$971,062
CarMax Auto Finance income	$32,394	$36,512	$31,974	$31,745	$132,625
Selling, general and administrative expenses	$186,966	$200,049	$187,318	$201,835	$776,168
Net earnings	$56,776	$54,264	$45,419	$42,138	$198,597
Net earnings per share:
Basic	$0.27	$0.26	$0.21	$0.20	$0.93
Diluted	$0.27	$0.25	$0.21	$0.19	$0.92

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (“disclosure controls”) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.  Disclosure controls are also designed to ensure that this information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended  February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2008 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2008 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 29, 2008.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2008.

Name	Age	Office
Thomas J. Folliard	43	President, Chief Executive Officer and Director
Keith D. Browning	55	Executive Vice President, Chief Financial Officer and Director
Michael K. Dolan	58	Executive Vice President and Chief Administrative Officer
Joseph S. Kunkel	45	Senior Vice President, Marketing and Strategy
Richard M. Smith	50	Senior Vice President and Chief Information Officer
Eric M. Margolin	54	Senior Vice President, General Counsel and Corporate Secretary

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994.  He was promoted to vice president of merchandising in 1996, senior vice president of store operations in 2000 and executive vice president of store operations in 2001.  Mr. Folliard became president and chief executive officer and a director of CarMax in 2006.

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

Mr. Dolan joined CarMax in 1997 as vice president and chief information officer.  He was named senior vice president in 2001 and was promoted to executive vice president and chief administrative officer in 2006.  Mr. Dolan had prior executive experience in information systems with H.E. Butt Grocery Company, a privately held grocery retailer, where he was vice president and chief information officer.

Mr. Kunkel joined CarMax in 1998 as vice president, marketing and strategy.  Mr. Kunkel was named senior vice president in 2001.  Prior to joining CarMax, Mr. Kunkel was president of Wholesome Kidfoods, Inc. and a senior manager with McKinsey and Company.

Mr. Smith was the first full-time associate of CarMax, having worked on the original CarMax concept while at Circuit City in 1991.  He has held various positions in technology and operations throughout his tenure with CarMax and was promoted to vice president, management information systems, in 2005.  He was promoted to senior vice president and chief information officer in 2006.

Mr. Margolin joined CarMax in November 2007 as senior vice president, general counsel and corporate secretary. Prior to joining CarMax, he was senior vice president, general counsel and corporate secretary with Advance Auto Parts, Inc. and vice president, general counsel and corporate secretary with Tire Kingdom, Inc.

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2008 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Committees of the Board – Audit Committee” in our 2008 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance Policies and Practices” in our 2008 Proxy Statement.

We have not made any material change to the procedures by which our shareholders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” appearing in our 2008 Proxy Statement.  Additional information required by this Item is incorporated by reference to the sub-section titled “Non-Employee Director Compensation in Fiscal 2008” in our 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2008 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our 2008 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled “Director Independence” in our 2008 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” in our 2008 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements. All financial statements as set forth under Item 8 of this Form 10-K.

2.
Financial Statement Schedules.  “Schedule II – Valuation and Qualifying Accounts and Reserves” and the accompanying Report of Independent Registered Public Accounting Firm on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 29 or 28, 2008, 2007 and 2006, are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto, included in Item 8 of this Form 10-K.

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

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

CARMAX, INC.

By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard President and Chief Executive Officer April 25, 2008	By:	/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President and Chief Financial Officer April 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD Thomas J. Folliard President, Chief Executive Officer and Director April 25, 2008	/s/ EDGAR H. GRUBB * Edgar H. Grubb Director April 25, 2008

/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director April 25, 2008	/s/ WILLIAM S. KELLOGG * William S. Kellogg Director April 25, 2008

/s/ RONALD E. BLAYLOCK * Ronald E. Blaylock Director April 25, 2008	/s/ HUGH G. ROBINSON* Hugh G. Robinson Director April 25, 2008

/s/ JAMES F. CLINGMAN, JR.* James F. Clingman, Jr. Director April 25, 2008	/s/ THOMAS G. STEMBERG * Thomas G. Stemberg Director April 25, 2008

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director April 25, 2008	/s/ VIVIAN M. STEPHENSON* Vivian M. Stephenson Director April 25, 2008

/s/ SHIRA D. GOODMAN * Shira D. Goodman Director April 25, 2008	/s/ BETH A. STEWART* Beth A. Stewart Director April 25, 2008

/s/ W. ROBERT GRAFTON * W. Robert Grafton Director April 25, 2008	/s/ WILLIAM R. TIEFEL* William R. Tiefel Director April 25, 2008

*By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard Attorney-In-Fact

The original powers of attorney authorizing Thomas J. Folliard and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
(In thousands)	Balance at Beginning of Fiscal Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Fiscal Year
Year ended February 28, 2006:
Allowance for doubtful accounts	$3,580	$5,854	$(3,802)	$5,632
Year ended February 28, 2007:
Allowance for doubtful accounts	$5,632	$5,856	$(4,405)	$7,083
Year ended February 29, 2008:
Allowance for doubtful accounts	$7,083	$4,336	$(2,738)	$8,681

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

3.3	CarMax, Inc. Bylaws, as amended and restated June 24, 2008, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 24, 2008 (File No. 1-31420), is incorporated by this reference.

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

10.8	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated January 28, 2008, filed herewith. *

10.9
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

10.12
Security Agreement, dated August 24, 2005, among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax named therein and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 7, 2005 (File No. 1-31420), is incorporated by this reference.

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

10.18	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed herewith. *

10.19	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, filed herewith. *

10.20
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.21
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