Form 10-Q
period 2008-05-31
CARMAX INC
filed 2008-07-10
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2008

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

Yes X	No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer __

Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008
Common Stock, par value $0.50	220,374,201

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 38.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended May 31
	2008	%	(1)	2007	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,816,848	82.3		$1,708,391	79.6
New vehicle sales	82,070	3.7		112,615	5.2
Wholesale vehicle sales	242,327	11.0		261,152	12.2
Other sales and revenues	67,518	3.1		64,976	3.0
Net sales and operating revenues	2,208,763	100.0		2,147,134	100.0
Cost of sales	1,926,049	87.2		1,862,913	86.8
Gross profit	282,714	12.8		284,221	13.2
CarMax Auto Finance income	9,819	0.4		37,068	1.7
Selling, general and administrative expenses	242,984	11.0		213,814	10.0
Interest expense	2,058	0.1		2,016	0.1
Interest income	264	–		378	–
Earnings before income taxes	47,755	2.2		105,837	4.9
Provision for income taxes	18,197	0.8		40,482	1.9
Net earnings	$29,558	1.3		$65,355	3.0

Weighted average common shares:
Basic	217,094			215,293
Diluted	221,346			220,130

Net earnings per share:
Basic	$0.14			$0.30
Diluted	$0.13			$0.30

(1) Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	May 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,891	$12,965
Accounts receivable, net	75,393	73,228
Auto loan receivables held for sale	10,009	4,984
Retained interest in securitized receivables	268,613	270,761
Inventory	933,957	975,777
Prepaid expenses and other current assets	23,324	19,210

Total current assets	1,323,187	1,356,925

Property and equipment, net	926,348	862,497
Deferred income taxes	79,352	67,066
Other assets	47,186	46,673

TOTAL ASSETS	$2,376,073	$2,333,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,560	$306,013
Accrued expenses and other current liabilities	70,393	58,054
Accrued income taxes	28,943	7,569
Deferred income taxes	15,804	17,710
Short-term debt	8,403	21,017
Current portion of long-term debt	79,988	79,661

Total current liabilities	478,091	490,024

Long-term debt, excluding current portion	227,017	227,153
Deferred revenue and other liabilities	134,124	127,058
TOTAL LIABILITIES	839,232	844,235

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
220,294,040 and 218,616,069 shares issued and outstanding as of
May 31, 2008, and February 29, 2008, respectively	110,147	109,308
Capital in excess of par value	659,115	641,766
Accumulated other comprehensive loss	(16,559)	(16,728)
Retained earnings	784,138	754,580

TOTAL SHAREHOLDERS’ EQUITY	1,536,841	1,488,926

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,376,073	$2,333,161

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended May 31
	2008	2007

Operating Activities:
Net earnings	$29,558	$65,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,248	10,835
Share-based compensation expense	9,921	9,332
Loss on disposition of assets	519	46
Deferred income tax benefit	(14,290)	(6,486)
Net (increase) decrease in:
Accounts receivable, net	(2,165)	3,046
Auto loan receivables held for sale, net	(5,025)	4,752
Retained interest in securitized receivables	2,148	(19,592)
Inventory	41,820	(27,395)
Prepaid expenses and other current assets	(4,122)	3,952
Other assets	350	335
Net increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	328	10,522
Deferred revenue and other liabilities	7,066	20,697
Net cash provided by operating activities	79,356	75,399

Investing Activities:
Capital expenditures	(75,732)	(60,883)
Proceeds from sales of assets	225	4
(Purchases) sales of money market securities	(863)	4,000
Purchases of investments available-for-sale	–	(4,000)
Net cash used in investing activities	(76,370)	(60,879)

Financing Activities:
(Decrease) increase in short-term debt, net	(12,614)	390
Issuances of long-term debt	193,200	191,600
Payments on long-term debt	(193,009)	(209,054)
Equity issuances, net	8,229	3,725
Excess tax benefits from share-based payment arrangements	134	1,393
Net cash used in financing activities	(4,060)	(11,946)

(Decrease) increase in cash and cash equivalents	(1,074)	2,574
Cash and cash equivalents at beginning of year	12,965	19,455
Cash and cash equivalents at end of period	$11,891	$22,029
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

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Amounts and percentages in tables may not total due to rounding.  Certain previously reported amounts have been reclassified to conform to the current period presentation.

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.

Cash and Cash Equivalents.  Cash equivalents of $1.9 million as of May 31, 2008, and $2.0 million as of February 29, 2008, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance Income

	Three Months Ended May 31
(In millions)	2008	2007
Gain on sales of loans originated and sold	$17.1	$27.4
Other (losses) gains	(20.0)	0.4
Total (loss) gain	(2.9)	27.8
Other CAF income:
Servicing fee income	10.2	8.9
Interest income	11.1	7.8
Total other CAF income	21.3	16.7

Direct CAF expenses:
CAF payroll and fringe benefit expense	4.4	3.6
Other direct CAF expenses	4.2	3.8
Total direct CAF expenses	8.6	7.4
CarMax Auto Finance income	$9.8	$37.1

CAF provides financing for qualified customers at competitive market rates of interest.  Throughout each month, we sell substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4.  The majority of CAF income is typically generated by the spread between the interest rates charged to customers and the related cost of funds.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows are calculated taking into account expected prepayments and losses.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal years.  In addition, other losses or gains could include the effects of new securitizations, changes in the valuation of retained subordinated bonds and the resale of receivables in existing securitizations, as applicable.

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

We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.   We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to a group of third-party investors.  The investors issue commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  This program is referred to as the warehouse facility.  The return requirements of investors in asset-backed commercial paper may fluctuate significantly depending on market conditions.  In addition, the warehouse facility renews on an annual basis.  At renewal both the cost and structure of the facility could change.  These changes could have a significant impact on our funding costs.

We routinely use public, and more recently private, securitizations to refinance the receivables previously securitized through the warehouse facility.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the securitization structure and market conditions, refinancing receivables in a public or private securitization could have a significant impact on our results of operations.  The impact of refinancing activity will depend upon the particular securitization structures and market conditions at the refinancing date.

The special purpose entity and investors have no recourse to our assets.  Our risk is limited to the retained interest.  All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended May 31
(In millions)	2008	2007
Net loans originated	$631.5	$642.3
Total loans sold	$626.5	$647.0
Total (loss) gain(1)	$(2.9)	$27.8
Total (loss) gain as a percentage of total loans sold(1)	(0.5)%	4.3%

(1) Includes the effects of valuation adjustments, new securitizations and the repurchase and resale of receivables in existing public and private securitizations, as applicable.

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  On a combined basis, the reserve accounts and required excess receivables are generally 2% to 4% of managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $268.6 million as of May 31, 2008, and $270.8 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.  The retained interest had a weighted average life of 1.5 years as of May 31, 2008, and February 29, 2008.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company.  In the public and private securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company.  The amount on deposit in reserve accounts was $41.1 million as of May 31, 2008, and $37.0 million as of February 29, 2008.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required excess receivables was $69.9 million as of May 31, 2008, and $63.0 million as of February 29, 2008.

Retained subordinated bonds.  In fiscal 2009 and 2008, we retained subordinated bonds issued by a securitization trust.  We receive interest payments on the bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on current market spread quotes from third party investment banks. By applying these spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The value of retained subordinated bonds was $66.2 million as of May 31, 2008, and $43.1 million as of February 29, 2008.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of May 31, 2008, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.33% - 1.50%	$7.9	$15.3
Cumulative loss rate	1.29% - 3.00%	$8.6	$17.1
Annual discount rate	17.00%	$4.5	$8.8
Warehouse facility costs(1)	2.05%	$2.1	$4.2

(1) Expressed as a spread above appropriate benchmark rates. Applies only to retained interest in receivables securitized through the warehouse facility. As of May 31, 2008, there were $642.0 million receivables in the warehouse facility.

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

Annual discount rate.  The discount rate is the interest rate used for computing the present value of future cash flows and is determined based on the perceived market risk of the underlying auto loan receivables and current market conditions.

Warehouse facility costs.  While receivables are securitized in the warehouse facility, our retained interest is exposed to changes in credit spreads and other variable funding costs.  The warehouse facility costs are expressed as a spread above appropriate benchmark rates.

Continuing Involvement with Securitized Receivables.  We continue to manage the auto loan receivables that we securitize.  We receive servicing fees of approximately 1% of the outstanding principal balance of the securitized receivables.  We believe that the servicing fees specified in the securitization agreements adequately compensate us for servicing the securitized receivables.  No servicing asset or liability has been recorded.  We are at risk for the retained interest in the securitized receivables and, if the securitized receivables do not perform as originally projected, the value of the retained interest would be impacted.

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Accounts 31+ days past due	$95.8	$68.4	$86.1	$56.9
Ending managed receivables	$3,977.9	$3,475.9	$3,838.5	$3,311.0
Past due accounts as a percentage of ending managed receivables	2.41%	1.97%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2008	2007
Net credit losses on managed receivables	$10.3	$5.5
Average managed receivables	$3,940.9	$3,411.4
Annualized net credit losses as a percentage of average managed receivables	1.04%	0.64%
Recovery rate	46.9%	52.8%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended May 31
(In millions)	2008	2007
Proceeds from new securitizations	$530.0	$489.0
Proceeds from collections	$276.6	$303.6
Servicing fees received	$10.0	$8.7
Other cash flows received from the retained interest:
Interest-only strip receivables	$31.2	$21.8
Reserve account releases	$0.2	$0.3

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  There were no balances previously outstanding in public securitizations that were refinanced through the warehouse facility in the first quarters of fiscal 2009 or fiscal 2008.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

Proceeds from collections.  Proceeds from collections represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees.  Servicing fees received represent cash fees paid to us to service the securitized receivables.

Other cash flows received from the retained interest.  Other cash flows received from the retained interest represents cash that we receive from securitized receivables other than servicing fees.  It includes cash collected on interest-only strip receivables and amounts released to us from reserve accounts.

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  This agreement requires us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors could have us replaced as servicer and charge us a higher rate of interest.  Further, we may be forced to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of May 31, 2008, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitizations trusts. During the first quarter of fiscal 2009, we entered into 29 interest rate swaps with initial notional amounts totaling $608.4 million and terms ranging from 41 to 43 months.  The notional amount of outstanding swaps was $712.4 million as of May 31, 2008, and $898.7 million as of February 29, 2008.  The fair value of swaps included in prepaid expenses and other current assets totaled an asset of $5.6 million as of May 31, 2008, and the fair value of swaps included in accounts payable totaled a liability of $15.1 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.

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

6.	Fair Value Measurements

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” ("SFAS 157"), on March 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”).  The fair value should be based on assumptions that market participants would use, including a consideration of non-performance risk.

We assess the inputs used to measure fair value using the three-tier hierarchy in accordance with SFAS 157 and as disclosed in the tables below.  The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1	Inputs include unadjusted quoted prices in active markets for identical assets or liabilities that we can access at the measurement date.

Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets and observable inputs such as interest rates and yield curves.

Level 3
Inputs that are significant to the measurement that are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).

Our fair value processes include controls that are designed to ensure that fair values are appropriate.  Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations and reviews by senior management.

VALUATION METHODOLOGIES

Money market securities. Money market securities are cash equivalents, which are included in either cash and cash equivalents or other assets, and consist of highly liquid investments with original maturities of three months or less.  We use quoted market prices for identical assets to measure fair value.  Therefore, all money market securities are classified as Level 1.

Retained interest in securitized receivables.  We retain an interest in the auto loan receivables that we securitize, including interest-only strip receivables, various reserve accounts, required excess receivables and retained subordinated bonds.  Excluding the retained subordinated bonds, we estimate the fair value of the retained interest using internal valuation models. These models included a combination of market inputs and our own assumptions as described in Note 4.  As the valuation models include significant unobservable inputs, we classified the retained interest as Level 3.

For the retained subordinated bonds, we base our valuation on observable market prices for similar assets when available.  Otherwise, our valuations are based on input from independent third parties and internal valuation models, as described in Note 4.  As the key assumption is based on unobservable inputs, we classified the retained subordinated bonds as Level 3.

Financial derivatives.  Financial derivatives are included in either prepaids and other assets or accrued expenses and other current liabilities. As part of our risk management strategy, we utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitization trusts.  Our derivatives are not exchange-traded and are over-the-counter customized derivative transactions.  All of our derivative exposures are with highly rated bank counterparties.

We measure derivative fair values assuming that the unit of account is an individual derivative transaction and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the swap counterparties.  We validate these quotes using our own internal model.  Both our internal model and quotes received from bank counterparties project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  Because model inputs can typically be observed in the liquid market and the models do not require significant judgment, these derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  We monitor counterparty and our own non-performance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the non-performance risk.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of May 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$27.3	$–	$–	$27.3
Retained interest in securitized receivables	–	–	268.6	268.6
Financial derivatives	–	5.6	–	5.6
Total assets at fair value	$27.3	$5.6	$268.6	$301.5

Percent of total assets at fair value	9.1%	1.9%	89.0%	100.0%
Percent of total assets	1.2%	0.2%	11.3%	12.7%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

(In millions)	Retained interest in securitized receivables
Balance as of March 1, 2008	$270.8
Total realized/unrealized losses	(16.0)
Purchases, sales issuances and settlements	13.8
Balance as of May 31, 2008	$268.6

Change in unrealized losses on assets still held(1)	$(8.4)

(1) Reported in CarMax Auto Finance income on the income statement.

7.	Income Taxes

We had $29.6 million of gross unrecognized tax benefits as of May 31, 2008, and $32.7 million as of February 29, 2008.  During the first quarter of fiscal 2009, we settled liabilities of $6.9 million related to the Internal Revenue Service audit of fiscal years 2003 and 2004.  There were no other significant changes to the unrecognized tax benefits as reported for the year ended February 29, 2008, during the first quarter, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.	Retirement Plans

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$3,653	$3,663	$214	$93	$3,867	$3,756
Interest cost	1,766	1,359	208	103	1,974	1,462
Expected return on plan assets	(1,175)	(890)	–	–	(1,175)	(890)
Amortization of prior service cost	9	9	30	6	39	15
Recognized actuarial loss	129	522	99	46	228	568
Net pension expense	$4,382	$4,663	$551	$248	$4,933	$4,911

We made contributions to the pension plan totaling $2.8 million during the first quarter of fiscal 2009.  We expect to contribute approximately $14.8 million to the pension plan in fiscal 2009.

9.	Debt

As of May 31, 2008, $287.9 million was outstanding under our $500 million revolving credit facility, with the remainder fully available to us.  The outstanding balance included $8.4 million classified as short-term debt, $79.5 million classified as current portion of long-term debt and $200.0 million classified as long-term debt.  We classified $79.5 million of the outstanding balance as of May 31, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of May 31, 2008, consisted of $0.5 million classified as current portion of long-term debt and $27.0 million classified as long-term debt.

10.	Share-Based Compensation

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

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price.  Stock options are granted at an exercise price equal to the volume-weighted average fair market value of our stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options generally expire no later than ten years after the date of the grant.  Restricted stock awards are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended May 31
(In thousands)	2008	2007
Cost of sales	$475	$457
CarMax Auto Finance income	158	301
Selling, general and administrative expenses	9,288	8,916
Share-based compensation expense, before income taxes	$9,921	$9,674

We measure share-based compensation cost at the grant date, based on the estimated fair value of the award and the number of awards expected to vest.  We recognize compensation expense for stock options and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs of $0.3 million in the first quarter of fiscal 2009 and fiscal 2008 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of May 31, 2008 or 2007.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2008	13,648	$14.55
Options granted	2,102	$19.82
Options exercised	(626)	$13.12
Options forfeited or expired	(67)	$17.09
Outstanding as of May 31, 2008	15,057	$15.34	5.7	74,598
Exercisable as of May 31, 2008	8,667	$13.04	5.1	$59,510

For the three months ended May 31, 2008 and 2007, we granted nonqualified options to purchase 2,102,326 and 1,659,760 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $8.2 million in the first quarter of fiscal 2009 and $3.7 million in the first quarter of fiscal 2008.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $4.9 million for the first quarter of fiscal 2009 and $6.0 million for the first quarter of fiscal 2008.  We realized related tax benefits of $1.9 million in the first quarter of fiscal 2009 and $2.2 million in the first quarter of fiscal 2008.

OUTSTANDING STOCK OPTIONS

As of May 31, 2008	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.62 to $9.30	2,266	4.8	$7.16	2,266	$7.16
$10.74 to $13.42	4,329	5.7	$13.20	2,361	$13.21
$14.13 to $15.72	2,770	5.8	$14.70	2,770	$14.70
$16.33 to $22.29	3,993	6.0	$18.61	866	$17.12
$24.99 to $25.79	1,699	5.8	$25.04	404	$24.99
Total	15,057	5.7	$15.34	8,667	$13.04

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model.  In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model, such as the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder.  For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.  For grants to nonemployee directors prior to fiscal 2009, we used the Black-Scholes model to estimate the fair value of stock option awards.  Beginning in fiscal 2009, we used the binomial model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted during the three month periods ended May 31, 2008 and 2007, was $7.25 and $8.56 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $30.1 million as of May 31, 2008.  These costs are expected to be recognized over a weighted average period of 2.4 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Three Months Ended May 31
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	34.8% - 60.9%	28.0% - 54.0%
Weighted average expected volatility	44.4%	39.8%
Risk-free interest rate(2)	1.5% - 3.1%	4.6% - 5.0%
Expected term (in years)(3)	4.8 - 5.2	4.2 - 4.4

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2008	1,721	$21.04
Restricted stock granted	1,079	$19.82
Restricted stock vested or cancelled	(29)	$21.14
Outstanding as of May 31, 2008	2,771	$20.56

For the three months ended May 31, 2008, and May 31, 2007, we granted 1,078,546 and 903,515 shares of restricted stock, respectively.  The fair value of a restricted stock award is determined and fixed based on the volume-weighted average fair market value of our stock on the grant date.  The unrecognized compensation costs related to nonvested restricted stock awards totaled $32.5 million as of May 31, 2008.  These costs are expected to be recognized over a weighted average period of 1.9 years.

11.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended May 31
(In thousands except per share data)	2008	2007
Net earnings available to common shareholders	$29,558	$65,355

Weighted average common shares outstanding	217,094	215,293
Dilutive potential common shares:
Stock options	3,390	4,416
Restricted stock	862	421
Weighted average common shares and dilutive potential common shares	221,346	220,130
Basic net earnings per share	$0.14	$0.30
Diluted net earnings per share	$0.13	$0.30

Certain options were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive.  As of May 31, 2008, options to purchase 3,956,369 shares of common stock were outstanding and not included in the calculation.  As of May 31, 2007, options to purchase 1,668,760 shares of common were outstanding and not included in the calculation.

12.	Accumulated Other Comprehensive Loss

(In thousands)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 29, 2008	$15,926	$802	$16,728
Amortization expense	(144)	(25)	(169)
Balance as of May 31, 2008	$15,782	$777	$16,559

The cumulative balances are net of deferred tax of $9.7 million as of May 31, 2008, and $9.8 million as of February 29, 2008.

13.	Contingent Liabilities

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any.  The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  We are currently in settlement discussions regarding this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

14.	Recent Accounting Pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) was effective for our fiscal year beginning March 1, 2008.  SFAS 159 permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.  We did not elect to apply the fair value option to any of our financial assets or liabilities not already within the scope of SFAS 157.

In April 2008 and reaffirmed in June 2008, the Financial Accounting Standards Board (“FASB”) voted to eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the changes could have a significant impact on our consolidated financial statements as we could potentially be precluded from using sales accounting treatment for our securitization transactions, which would change the timing of the recognition of CAF income. In addition, the changes could result in the consolidation of the financial assets and liabilities transferred to our qualified special purpose entities.  The changes could be effective as early as March 1, 2009, on a prospective basis.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of our balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement.  SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years.  As of May 31, 2008, we did not hold any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments and related hedged activities be disclosed in terms of the underlying risk that the entity is intending to manage and in terms of accounting designation.  The fair values of derivative instruments and related hedged activities and their gains are to be disclosed in tabular format showing both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Any credit-risk-related contingent features are to be disclosed and are to include information on the potential effect on an entity’s liquidity from using derivatives.  Finally, SFAS 161 requires cross-referencing within the notes to enable users of financial statements to better locate information about derivative instruments.  These expanded disclosure requirements are required for every annual and interim reporting period for which a balance sheet and statement of earnings are presented.  SFAS 161 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early application encouraged.  We will be required to adopt SFAS 161 as of March 1, 2009.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142.  FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We believe the adoption of FSP FAS 142-3 will have no impact on our results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative.  The effective date for SFAS 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time.  The adoption of SFAS 162 will have no impact on our results of operations, financial condition or cash flows.

15.	SUBSEQUENT EVENTS

In July 2008, we completed a $525 million public securitization of auto loan receivables and we retained subordinated bonds of $46.0 million.

In July 2008, we also renewed our warehouse facility with a total facility limit of $1.1 billion.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, as well as our consolidated financial statements and the accompanying notes included in this Form 10-Q.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages in tables may not total due to rounding.  Certain prior year amounts have been reclassified to conform to the current presentation.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2008, we operated 95 used car superstores in 44 markets, comprised of 32 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises, all of which were integrated or co-located with our used car superstores.  In fiscal 2008, we sold 377,244 used cars, representing 96% of the total 392,729 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer is structured around our four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”) and vehicle repair service.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2008, we conducted auctions at 49 used car superstores.  During fiscal 2008, we sold 222,406 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We are still at a relatively early stage in the national rollout of our retail concept, and as of May 31, 2008, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.  While the impact of the current economic environment could cause us to adjust our plans on a temporary basis, in the long term, we plan to open used car superstores at a rate of approximately 15% of our used car superstore base each year, and expect comparable store used unit sales increases to average in the range of 4% to 8%.  This range reflects the multi-year ramp in sales at newly opened stores as they mature, continued market share gains at stores that have reached basic maturity sales levels and the underlying industry sales growth.  We estimate that our stores generally reach basic maturity sales levels in their fifth year of operation.

We believe the primary driver for future earnings growth will be vehicle unit sales growth, both from new stores and from stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not based on the vehicle’s selling price.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support store growth and our ability to procure suitable real estate at reasonable costs.

Fiscal 2009 First Quarter Highlights

▪
We believe the slowdown in the economy, the dramatic rise in gasoline and food costs and the related impact on consumer spending adversely affected industry-wide sales in the automotive retail market in the first quarter.

▪
Net sales and operating revenues increased 3% to $2.21 billion from $2.15 billion in the first quarter of fiscal 2008, while net earnings decreased 55% to $29.6 million, or $0.13 per share, from $65.4 million, or $0.30 per share.

▪
Total used vehicle unit sales increased 10%, reflecting the combination of the growth in our store base and a 1% increase in comparable store used unit sales.  Wholesale vehicle unit sales decreased 2%, reflecting a decrease in both our appraisal traffic and our appraisal buy rate (defined as appraisal purchases as a percent of vehicles appraised).  New vehicle unit sales declined 26%, reflecting a combination of the softer new car industry trends and the sale of one of our new car franchises in the second quarter of fiscal 2008.

▪	We opened six used car superstores in the first quarter, entering three new markets with four superstores and expanding our presence in two existing markets.
▪
Our total gross profit per retail unit decreased $237 to $2,564 from $2,801 in the prior year’s first quarter.  The majority of the decline resulted from a $192 decrease in gross profit per used vehicle.  Our used vehicle gross profit per unit was pressured by a combination of factors, including the slowing sales environment, the decline in our appraisal buy rate and the rapid decline in wholesale market values for SUVs and trucks that led us to take supplemental pricing markdowns on these vehicles.

▪
CAF income decreased to $9.8 million from $37.1 million in the first quarter of fiscal 2008, reflecting the continuing effects of the disruption in global credit markets and the more challenging economic environment.  CAF income for the first quarter of fiscal 2009 was reduced by $20.0 million for adjustments primarily related to increases in funding costs for loans originated during prior fiscal years, $14 million of which was anticipated.

▪
Selling, general and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased to 11.0% from 10.0% in the first quarter of fiscal 2008.  The majority of this increase was expected, and it largely resulted from the combination of the modest level of comparable store used unit sales growth, our continued commitment to our store growth plan and the decline in the used vehicle average selling price.  In addition, in the first quarter of fiscal 2009 we accrued costs related to litigation that reduced net earnings by $0.02 per share.

▪
Net cash provided by operations increased to $79.4 million compared with $75.4 million in the first quarter of fiscal 2008, primarily reflecting the benefit of a decrease in inventories in fiscal 2009 partially offset by the decline in net earnings.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2008.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended May 31
(In millions)	2008	%	2007	%
Used vehicle sales	$1,816.8	82.3	$1,708.4	79.6
New vehicle sales	82.1	3.7	112.6	5.2
Wholesale vehicle sales	242.3	11.0	261.2	12.2
Other sales and revenues:
Extended service plan revenues	36.5	1.7	33.9	1.6
Service department sales	24.5	1.1	24.1	1.1
Third-party finance fees, net	6.5	0.3	7.0	0.3
Total other sales and revenues	67.5	3.1	65.0	3.0
Total net sales and operating revenues	$2,208.8	100.0	$2,147.1	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2008	2007
Vehicle units:
Used vehicles	10%	15%
New vehicles	(26)%	(5)%
Total	9%	14%

Vehicle dollars:
Used vehicles	6%	17%
New vehicles	(27)%	(5)%
Total	4%	15%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2008	2007
Vehicle units:
Used vehicles	1%	6%
New vehicles	(18)%	(5)%
Total	0%	5%

Vehicle dollars:
Used vehicles	(3)%	8%
New vehicles	(20)%	(5)%
Total	(4)%	7%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended May 31
	2008	2007
Used car superstores, beginning of year	89	77
Superstore openings:
Production superstores	3	1
Non-production superstores	3	2
Total superstore openings	6	3
Used car superstores, end of period	95	80

Used Vehicle Sales.  Our 6% increase in used vehicle revenues in the first quarter of fiscal 2009 resulted from a 10% increase in unit sales partially offset by a 4% decrease in average retail selling price.  The unit sales growth reflected sales from newer superstores not yet in the comparable store base, together with a 1% increase in comparable store used units.  For the first time in more than two years, we experienced a modest decline in customer traffic in our stores.  Additionally, credit availability from our third-party nonprime lenders declined slightly during the quarter.  However, solid execution by our store teams resulted in a small improvement in our conversion rate, and this, together with the benefit of an extra Saturday in the quarter, contributed to the 1% increase in comparable store used unit sales.  Despite the slower-than-expected sales, our data indicates that we continued to gain market share in the late-model used vehicle market.  The decline in the average retail selling price primarily reflected declining market values for SUVs and trucks, as well as mix shifts away from less fuel-efficient vehicles to more fuel-efficient vehicles.

New Vehicle Sales.  The 27% decline in new vehicle revenues in the first quarter of fiscal 2009 was due to a 26% decrease in unit sales and a 2% decrease in average retail selling price.  New vehicle unit sales reflected the soft new car industry sales trends and the sale of our Orlando Chrysler Jeep Dodge franchise in the second quarter of fiscal 2008.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 7% decrease in wholesale vehicle revenues in the first quarter of fiscal 2009 resulted from a 2% decrease in wholesale unit sales combined with a 5% decline in average wholesale selling price.  The decline in the unit sales reflected a decrease in both our appraisal traffic and our appraisal buy rate.  We believe the significant depreciation in the wholesale market values for SUVs, trucks and other less fuel-efficient vehicles contributed to the decrease in the buy rate.  The decline in average wholesale selling prices reflects the trends in the general wholesale market for the types of vehicles we sell, although prices may also be affected by changes in the average age, miles, make, model or condition of vehicles to be wholesaled.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales and net third-party finance fees.  In the first quarter of fiscal 2009, other sales and revenues increased 4%.  Third-party finance fees declined 7%, primarily reflecting a slight increase in the percentage of our sales financed by the third-party subprime provider.  The fixed fees paid by our third-party financing providers will vary by provider, reflecting their differing levels of credit risk exposure.  We record the discount at which the subprime provider purchases loans as an offset to finance fee revenues received from the other providers.

Seasonality.  Our business is seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic also tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  Seasonal patterns for car buying and selling may vary in different parts of the country and, as we expand geographically, these differences could have an effect on the overall seasonal pattern of our results.

Supplemental Sales Information.

UNIT SALES
	Three Months Ended May 31
	2008	2007
Used vehicles	106,747	96,766
New vehicles	3,515	4,720
Wholesale vehicles	56,329	57,714

AVERAGE SELLING PRICES
	Three Months Ended May 31
	2008	2007
Used vehicles	$16,852	$17,480
New vehicles	$23,211	$23,717
Wholesale vehicles	$4,184	$4,413

RETAIL VEHICLE SALES MIX
	Three Months Ended May 31
	2008	2007
Vehicle units:
Used vehicles	97%	95%
New vehicles	3	5
Total	100%	100%

Vehicle dollars:
Used vehicles	96%	94%
New vehicles	4	6
Total	100%	100%

RETAIL STORES
	Estimate Feb. 28, 2009	May 31, 2008	Feb. 29, 2008	May 31, 2007
Production	64	60	57	54
Non-production superstores	39	35	32	26
Total used car superstores	103	95	89	80
Co-located new car stores	3	3	3	4
Total	106	98	92	84

We opened six superstores during the first quarter of fiscal 2009.  We entered the Phoenix, Arizona, market with a both a production and a non-production superstore, the Charleston, South Carolina, market with a non-production superstore and the Huntsville, Alabama, market with a production superstore.  We also expanded our presence in the San Antonio, Texas, market with a non-production superstore and the Sacramento, California, market with a production superstore.

We also expanded our car-buying center test with an opening in Dallas, Texas.  This represented our fourth car buying center at which we conduct appraisals and purchase, but do not sell, vehicles.

As of May 31, 2008, we had a total of six new car franchises.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.

GROSS PROFIT
	Three Months Ended May 31
	2008			2007
	$ per unit(1)	%	(2)	$ per unit(1)	%	(2)
Used vehicle gross profit	$1,742	10.2		$1,934	11.0
New vehicle gross profit	$860	3.7		$1,008	4.2
Wholesale vehicle gross profit	$784	18.2		$800	17.7
Other gross profit	$449	73.4		$455	71.0
Total gross profit	$2,564	12.8		$2,801	13.2

(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  First quarter fiscal 2009 used vehicle gross profit decreased $192 per unit compared with the prior year’s first quarter.  Several factors contributed to this decrease.  The decline in appraisal traffic and the appraisal buy rate adversely affected our gross profit per unit.  As a result of the decline in the buy rate, the percentage of our retail vehicles that were acquired through the appraisal lane was slightly below 50% of our retail unit sales compared with the prior year when this percentage was above 50%.  As a result, more vehicles had to be sourced at auction, and vehicles purchased at auction typically generate less profit per unit compared with vehicles purchased directly from consumers.  During the quarter, wholesale industry prices for mid-sized and large SUVs and trucks declined nearly 25%, which is approximately four times the normal depreciation expected over this period and well in excess of the depreciation normally expected over a full year. This rapid decline also resulted in significant margin pressure on this segment of our inventory, and it led us to take supplemental pricing markdowns for these vehicles, which further pressured margins.  Our used vehicle gross profit per unit was also pressured by the slowing sales environment.  When consumer traffic and sales decline, we generally take more pricing markdowns, which further reduces our gross profit per unit.

New Vehicle Gross Profit.  First quarter fiscal 2009 new vehicle gross profit declined $148 per unit compared with the first quarter of last year.  The decline in overall consumer demand for new cars pressured profits for many new car retailers, including CarMax.

Wholesale Vehicle Gross Profit.  First quarter fiscal 2009 wholesale vehicle gross profit decreased $16 per unit compared with the first quarter of fiscal 2008, primarily reflecting the decline in wholesale industry prices for many classes of vehicles.  The decline in profit per unit for our wholesale business was substantially less than the decline in our retail used vehicle business, however, due to the rapid pace at which we turn this inventory, with more than half of our wholesale auctions being held on a weekly basis. In addition, we continued to experience strong dealer-to-car ratios at our auctions, with the normal price competition among bidders partially offsetting the wholesale gross profit decline.

Other Gross Profit.  We have no cost of sales related to either ESP revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers. Our first quarter fiscal 2009 other gross profit declined $6 per unit compared with the first quarter of fiscal 2008.  The change in other gross profit per unit reflected a decline in third-party finance fees, partially offset by an increase in service department margins.

Impact of Inflation.  Inflation has not been a significant contributor to results.  Profitability is affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices will benefit the SG&A ratio and CAF income to the extent the average amount financed also increases.

CarMax Auto Finance Income.  CAF provides financing for our used and new car sales.  Because the purchase of a vehicle is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

COMPONENTS OF CAF INCOME
	Three Months Ended May 31
(In millions)	2008	%	2007	%
Total (loss) gain(1)	$(2.9)	(0.5)	$27.8	4.3
Other CAF income:(2)
Servicing fee income	10.2	1.0	8.9	1.0
Interest income	11.1	1.1	7.8	0.9
Total other CAF income	21.3	2.2	16.7	2.0
Direct CAF expenses:(2)
CAF payroll and fringe benefit expense	4.4	0.5	3.6	0.4
Other direct CAF expenses	4.2	0.4	3.8	0.5
Total direct CAF expenses	8.6	0.9	7.4	0.9
CarMax Auto Finance income(3)	$9.8	0.4	$37.1	1.7

Total loans sold	$626.5		$647.0
Average managed receivables	$3,940.9		$3,411.4
Ending managed receivables	$3,977.9		$3,475.9

Total net sales and operating revenues	$2,208.8		$2,147.1
Percent columns indicate: (1) Percent of loans sold. (2) Annualized percent of average managed receivables. (3) Percent of total net sales and operating revenues.

CAF income does not include any allocation of indirect costs or income.  We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

CAF originates auto loans to qualified customers at competitive market rates of interest.  The majority of CAF income is typically generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  Over the long term, and in a normalized environment, we expect the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) to be in the range of 3.5% to 4.5%.  However, the gain percentage has been substantially below the low end of this range in recent quarters, primarily as a result of the disruption in the global credit markets and the more challenging economic environment, which have increased CAF funding costs and caused us to increase the discount rate and loss rate assumptions that affect CAF income.

(LOSS) GAIN ON SALE AND LOANS SOLD
	Three Months Ended May 31
(In millions)	2008	2007
Gain on sales of loans originated and sold	$17.1	$27.4
Other (losses) gains	(20.0)	0.4
Total (loss) gain	$(2.9)	$27.8

Loans originated and sold	$626.5	$647.0
Receivables repurchased from public securitizations and resold	-	-
Total loans sold	$626.5	$647.0

Gain percentage on loans originated and sold	2.7%	4.2%
Total (loss) gain as a percentage of total loans sold	(0.5)%	4.3%

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal year that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal years.  In addition, other losses or gains could include the effects of new securitizations, changes in the valuation of retained subordinated bonds and the resale of receivables in existing securitizations, as applicable.

Our public securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  We did not exercise this option on any securitizations in either the first quarter of fiscal 2009 or fiscal 2008.  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

In the first quarter of fiscal 2009, CAF income declined to $9.8 million from $37.1 million in the prior year’s first quarter, reflecting the continuing effects of the disruption in the global credit markets and the more challenging economic environment.  The gain percentage decreased to 2.7% from 4.2% in the prior year period.  This decrease resulted from a combination of factors, including substantially higher funding costs in the warehouse facility, which we have not offset through higher consumer rates in the current environment; the increase in the discount rate assumption used to calculate the gain on the sale of loans to 17% from 12% in the first quarter of last year; and a higher loss assumption on current quarter originations compared with the assumption used in the prior year’s quarter.

As of May 31, 2008, we were in the process of renewing our warehouse facility agreement, which renews annually.  Due to conditions in the credit markets, the funding cost in the facility will increase upon renewal, and it will align more closely with the current funding cost in the public and private securitization market.  We have reflected these higher funding costs in the gain on sale recognized on all loans originated and sold in the first quarter of fiscal 2009.  The higher warehouse facility funding costs are expected to reduce the adjustments that may otherwise be necessary at the time the loans are refinanced in a public or private securitization, generally one or two quarters later.  We had originally expected some of these higher costs to be incurred subsequent to the first quarter when the public securitizations were completed and the warehouse facility was renewed.  In addition, when the warehouse facility renews in future years, the cost and structure of the facility could change. These changes could have a significant impact on our funding costs.

The total loss for the first quarter of fiscal 2009 included $20.0 million, or $0.06 per share, for adjustments primarily related to loans originated in prior fiscal years, $14 million of which was anticipated.  The amount included the impact of the increase in the funding costs for $750 million of loans that were refinanced from our warehouse facility in a private securitization completed in May 2008.  It also includes the applicable incremental warehouse facility funding costs applied to the remaining $95 million of loans that were originated in previous fiscal years and that were still in the warehouse facility as of May 31, 2008.

The increases in servicing fee income and direct CAF expenses in the first quarter of fiscal 2009 were proportionate to the growth in managed receivables.  The interest income component of other CAF income increased to an annualized 1.1% of average managed receivables in the first quarter of fiscal 2009 from 0.9% in the prior year quarter. In the fourth quarter of fiscal 2008, we increased the discount rate used to value the retained interest and calculate the gain on loans sold to 17% from 12%.  This increase reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.  In addition, interest income included the interest earned on the retained subordinated bonds. Prior to January 2008, we had not retained any subordinated bonds.

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Loans securitized	$3,893.8	$3,399.6	$3,764.5	$3,242.1
Loans held for sale or investment	84.1	76.3	74.0	68.9
Ending managed receivables	$3,977.9	$3,475.9	$3,838.5	$3,311.0

Accounts 31+ days past due	$95.8	$68.4	$86.1	$56.9
Past due accounts as a percentage of ending managed receivables	2.41%	1.97%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2008	2007
Net credit losses on managed receivables	$10.3	$5.5
Average managed receivables	$3,940.9	$3,411.4
Annualized net credit losses as a percentage of average managed receivables	1.04%	0.64%
Recovery rate	46.9%	52.8%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.

In the first quarter of fiscal 2009, we experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables compared with the first quarter of fiscal 2008.  We believe these increases were the result of a combination of factors, including the prior expansion of our credit offers and the less favorable general economic and industry trends for losses and delinquencies.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while controlling risk.  Over the long term, we originate pools of loans targeted to have cumulative net loss rates in the range of 2.0% to 2.5%.  Receivables originated in calendar years 2003, 2004 and early 2005 have experienced loss rates well below both CAF’s historical averages and these targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard we implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and periods thereafter have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent originations were higher than our initial expectations, we believe this was primarily related to the worsening economic climate.  Consequently, in fiscal 2008, we increased our cumulative net loss assumptions on several more recent securitizations, and we have continued to incorporate similar economic stress into the projections for our most recent originations.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  The SG&A ratio increased to 11.0% in the first quarter of fiscal 2009 compared with 10.0% in the first quarter of the prior year.  The majority of this increase was expected, and it largely resulted from the combination of the modest level of comparable store used unit sales growth, our continued commitment to our store growth plan and the decline in the used vehicles average selling price.  In addition, in the first quarter of fiscal 2009 we accrued costs related to litigation that reduced net earnings by $0.02 per share.

Income Taxes.  The effective income tax rate was 38.1% in the first quarter of fiscal 2009 and 38.2% in the first quarter of fiscal 2008.

OPERATIONS OUTLOOK

Store Openings and Capital Expenditures. During the fiscal year ending February 28, 2009, we plan to expand our used car superstore base by approximately 16%, opening an estimated 14 used car superstores, including 7 production and 7 non-production stores.  We opened six superstores in the first quarter of fiscal 2009, and we plan to open eight superstores during the balance of the fiscal year.

REMAINING FY09 PLANNED SUPERSTORE OPENINGS
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
Colorado Springs, Colorado(1)	Colorado Springs	New	1	-
Costa Mesa, California(1)	Los Angeles	Existing	-	1
Tulsa, Oklahoma(1)	Tulsa	New	1	-
Hickory, North Carolina	Charlotte	Existing	-	1
Augusta, Georgia	Augusta	New	-	1
Dayton, Ohio	Dayton	New	1	-
Cincinnati, Ohio	Cincinnati	New	1	-
Potomac Mills, Virginia	D.C. / Baltimore	Existing	-	1
Total remaining FY09 planned superstore openings			4	4

(1) Opened in June or July 2008.

We currently expect to open one superstore in the third quarter and the remaining four superstores in the fourth quarter of fiscal 2009.  However, normal construction, permitting or other scheduling delays could shift opening dates of any stores into a later period.

In June 2008, we opened our fifth car-buying center, in the Baltimore, Maryland, market.  We will continue to evaluate the performance of these five test centers before deciding whether to open additional centers in future years.  These test stores are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency, which is the number of vehicles sold at retail that we purchased from consumers.

We currently estimate gross capital expenditures will total approximately $350 million in fiscal 2009.  Planned expenditures primarily relate to new store construction and land purchases associated with future year store openings, as well as reconditioning capacity expansions.  Compared with the $253 million spent in fiscal 2008, the fiscal 2009 capital spending estimate reflects an increase in land purchases to support future year store openings and the increase in the number of stores planned to be opened.

Fiscal 2009 Comparable Store Sales and Earnings Per Share Expectations.  Our first quarter sales were modestly below expectations and earnings were disappointing.  Sales slowed through the quarter, and traffic and sales have weakened further since Memorial Day weekend.  If the current sales trends persist, results for the full year could be significantly below the low end of our original earnings guidance range of $0.78 per share to $0.94 per share.  As a result of the combination of the uncertain economic conditions, rising fuel and food costs and weak consumer sentiment, exacerbated by the rapid depreciation in SUVs and trucks, we have temporarily suspended guidance on comparable store sales and earnings for fiscal 2009.  We hope to provide updated guidance later in the year, when there is a more stable outlook for the economy and we have better visibility on trends.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  Net cash from operating activities increased to $79.4 million in the first quarter of fiscal 2009 from $75.4 million in the first quarter of fiscal 2008, primarily reflecting the benefit of a decrease in inventories in fiscal 2009 partially offset by the decline in net earnings.  Inventory declined by $41.8 million in the first quarter of fiscal 2009 compared with an increase of $27.4 million in the prior-year period.  The decline in fiscal 2009 reflected the combination of our reductions in retail used vehicle inventories to better reflect current customer demand and sales levels, as well as the decrease in vehicle acquisition costs for several vehicle categories, including SUVs and trucks.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.89 billion as of May 31, 2008, and $3.40 billion as of May 31, 2007.  During the first quarter of fiscal 2009, we completed a private securitization of auto loan receivables, funding a total of $750 million of auto loan receivables.  We retained $24.4 million face value of subordinated bonds in this securitization.

As of May 31, 2008, the warehouse facility limit was $1.0 billion and unused warehouse capacity totaled $358.0 million.  The warehouse facility was renewed in July 2008 with a total facility limit of $1.1 billion.  We anticipate that we will be able to enter into new, or renew or expand existing, securitizations or other funding arrangements to meet CAF’s future funding needs.

Investing Activities.  Net cash used in investing activities was $76.4 million in the first quarter of fiscal 2009, compared with $60.9 million in the prior year's quarter, consisting almost entirely of capital expenditures, which primarily include store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt and sale-leaseback transactions.  As of May 31, 2008, we owned 38 superstores currently in operation, as well as our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  Net cash used in financing activities was $4.1 million in the first quarter of fiscal 2009 compared with $11.9 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we used cash generated from operations to reduce debt by $12.4 million compared with a $17.1 million reduction in the first quarter of fiscal 2008.

We have a $500 million revolving credit facility, which is available until December 2011.  Borrowings under this credit facility are available for working capital and general corporate purposes, and are secured by our vehicle inventory, which was $934.0 million as of May 31, 2008.  As of May 31, 2008, $287.9 million was outstanding under the credit facility, with the remainder fully available to us.  The outstanding balance included $8.4 million classified as short-term debt, $79.5 million classified as current portion of long-term debt and $200 million classified as long-term debt.  We classified $79.5 million of the outstanding balance as of May 31, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Fair Value Measurements.  On March 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157").  SFAS 157 defines fair value and is applied in any situation where an asset or liability is measured at fair value under existing U.S. generally accepted accounting principles.  In accordance with SFAS 157, we reported money market securities, retained interest in securitized receivables and financial derivatives at fair value. As these financial assets were already reported at fair value, the implementation of SFAS 157 did not have a material impact on our results of operations, liquidity or financial condition.  See Note 6 for more information on the adoption and application of this standard.

Retained interest in securitized receivables was valued at $268.6 million as of May 31, 2008 and $270.8 million as of February 29, 2008.  The retained interest is comprised of interest-only strip receivables; various reserve accounts and required excess receivables totaling $202.4 million and $227.7 million as of May 31, 2008, and February 29, 2008, respectively; and retained subordinated bonds totaling $66.2 million and $43.1 million as of May 31, 2008, and February 29, 2008, respectively.

As described in Note 4, we use discounted cash flow models to measure the fair value of retained interest, excluding retained subordinated bonds.  In addition to funding costs and prepayment rates, the estimates of future cash flows are based on certain key assumptions, such as loss rates and discount rates appropriate for the type of asset and risk, both of which are significant unobservable inputs.  Changes in these inputs could have a material impact on our financial condition or results of operations, as they have had in the past. However, there were no material changes experienced during the current quarter.

In measuring the fair value of the retained subordinated bonds, we use a widely accepted third-party bond pricing model. Our key assumption is determined based on current market spread quotes from third-party investment banks and is currently a significant unobservable input. Changes in this input could have a material impact on our financial condition or results of operations.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, retained interest is classified as a Level 3 asset in accordance with the SFAS 157 hierarchy. Retained interest represents 89.0% of the total assets measured at fair value, as disclosed in Note 6.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general U.S. or regional U.S. economic conditions.
▪
Changes in the availability or cost of capital and working capital financing, including the availability and cost of long-term financing to support our geographic expansion and the availability and cost of financing auto loans receivable.

▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory environment in which we operate.
▪	The loss of key employees from our store, region and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 35 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables. As of May 31, 2008, and February 29, 2008, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES
(In millions)	May 31, 2008	February 29, 2008
Principal amount of:
Fixed-rate securitizations	$2,894.9	$2,533.4
Floating-rate securitizations synthetically altered to fixed(1)	998.6	1,230.6
Floating-rate securitizations	0.3	0.5
Loans held for investment (2)	74.1	69.0
Loans held for sale (3)	10.0	5.0
Total	$3,977.9	$3,838.5
(1) Includes $356.9 million of variable-rate securities issued in connection with the 2007-3 and 2008-1 public securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2) The majority is held by a bankruptcy-remote special purpose entity.
(3) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our first quarter fiscal 2009 net earnings per share by less than $0.01.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any.  The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  We are currently in settlement discussions regarding this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2008, should be considered. These risks could materially and adversely affect our business, financial condition and results of operations.  There have been no material changes to the factors discussed in our Form
10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the company’s shareholders was held June 24, 2008.

(b)
At the annual meeting, the shareholders elected Thomas J. Folliard, Shira D. Goodman, W. Robert Grafton and Edgar H. Grubb to the company’s board of directors, each for a three-year term expiring at the 2011 Annual Meeting of Shareholders.  In addition, the shareholders elected Ronald E. Blaylock to our board of directors for a two-year term expiring at the 2010 Annual Meeting of Shareholders.  The board chose to nominate Mr. Blaylock for a two-year term in order to maintain the balance of the number of directors in each class.  The directors were elected pursuant to the following vote:

Directors	Votes For	Votes Withheld

Ronald E. Blaylock	199,359,930	622,576

Thomas J. Folliard	199,506,027	476,479

Shira D. Goodman	199,316,754	665,752

W. Robert Grafton	199,495,284	487,222

Edgar H. Grubb	199,483,314	499,192

The following directors had terms of office that did not expire at the 2008 annual meeting:

Keith D. Browning
James F. Clingman, Jr.
Jeffrey E. Garten
Hugh G. Robinson
Thomas G. Stemberg
Vivian M. Stephenson
Beth A. Stewart
William R. Tiefel

William S. Kellogg retired as a member of the board of directors, effective June 24, 2008.

(c)	At the annual meeting, the shareholders also voted upon the following:

i.
The shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm for fiscal year 2009 by a vote of 199,519,892 shares for, 250,133 shares against and 212,481 shares abstaining.

ii.
The shareholders approved amendments to the CarMax, Inc.  Amended and Restated 2002 Non-Employee Directors Stock Incentive Plan, by a vote of 168,223,641 shares for, 7,400,862 shares against and 452,331 shares abstaining. There were 23,905,672 broker non-votes on this matter.

Item 6.	Exhibits

10.1	CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed herewith.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated January 1, 2008, filed herewith.

10.3	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and
Chief Financial Officer

July 10, 2008

EXHIBIT INDEX

10.1	CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed herewith.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated January 1, 2008, filed herewith.

10.3	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.