Form 10-Q
period 2008-08-31
CARMAX INC
filed 2008-10-09
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2008

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

(A) Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
(B)
Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

(C) Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common Stock, par value $0.50	220,429,817

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 42.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31						Six Months Ended August 31
	2008	%	(1)	2007	%	(1)	2008	%	(1)	2007	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,476,317	80.3		$1,687,142	79.5		$3,293,165	81.4		$3,395,533	79.5
New vehicle sales	77,818	4.2		104,779	4.9		159,888	3.9		217,394	5.1
Wholesale vehicle sales	223,269	12.1		265,282	12.5		465,596	11.5		526,434	12.3
Other sales and revenues	61,650	3.4		65,327	3.1		129,168	3.2		130,303	3.1
Net sales and operating revenues	1,839,054	100.0		2,122,530	100.0		4,047,817	100.0		4,269,664	100.0
Cost of sales	1,583,141	86.1		1,834,336	86.4		3,509,190	86.7		3,697,249	86.6
Gross profit	255,913	13.9		288,194	13.6		538,627	13.3		572,415	13.4
CarMax Auto Finance (loss) income	(7,141)	(0.4)		33,412	1.6		2,678	0.1		70,480	1.7
Selling, general and administrative
expenses	225,148	12.2		214,196	10.1		468,132	11.6		428,010	10.0
Gain on franchise disposition	―	―		740	―		―	―		740	―
Interest expense	1,477	0.1		950	―		3,535	0.1		2,966	0.1
Interest income	354	―		245	―		618	―		623	―
Earnings before income taxes	22,501	1.2		107,445	5.1		70,256	1.7		213,282	5.0
Provision for income taxes	8,495	0.5		42,450	2.0		26,692	0.7		82,932	1.9
Net earnings	$14,006	0.8		$64,995	3.1		$43,564	1.1		$130,350	3.1

Weighted average common shares:
Basic	217,600			215,891			217,347			215,592
Diluted	220,944			220,580			221,145			220,355

Net earnings per share:
Basic	$0.06			$0.30			$0.20			$0.60
Diluted	$0.06			$0.29			$0.20			$0.59

(1)(1)Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	August 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,917	$12,965
Accounts receivable, net	59,149	73,228
Auto loan receivables held for sale	31,037	4,984
Retained interest in securitized receivables	311,027	270,761
Inventory	736,131	975,777
Prepaid expenses and other current assets	15,050	19,210

Total current assets	1,163,311	1,356,925

Property and equipment, net	960,524	862,497
Deferred income taxes	89,420	67,066
Other assets	50,897	46,673

TOTAL ASSETS	$2,264,152	$2,333,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228,578	$306,013
Accrued expenses and other current liabilities	62,038	58,054
Accrued income taxes	23,380	7,569
Deferred income taxes	17,468	17,710
Short-term debt	12,600	21,017
Current portion of long-term debt	48,229	79,661

Total current liabilities	392,293	490,024

Long-term debt, excluding current portion	176,864	227,153
Deferred revenue and other liabilities	134,049	127,058

TOTAL LIABILITIES	703,206	844,235

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 220,379,416 and 218,616,069 shares issued and outstanding
as of August 31, 2008, and February 29, 2008, respectively	110,190	109,308
Capital in excess of par value	668,959	641,766
Accumulated other comprehensive loss	(16,347)	(16,728)
Retained earnings	798,144	754,580

TOTAL SHAREHOLDERS’ EQUITY	1,560,946	1,488,926

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,264,152	$2,333,161
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended August 31
	2008	2007

Operating Activities:
Net earnings	$43,564	$130,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,494	22,026
Share-based compensation expense	19,095	17,744
Loss (gain) on disposition of assets	1,547	(28)
Deferred income tax benefit	(22,777)	(1,324)
Net decrease (increase) in:
Accounts receivable, net	14,079	15,248
Auto loan receivables held for sale, net	(26,053)	1,698
Retained interest in securitized receivables	(40,266)	(22,032)
Inventory	239,646	15,945
Prepaid expenses and other current assets	4,152	(4,925)
Other assets	(215)	702
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(48,356)	(26,695)
Deferred revenue and other liabilities	6,991	24,316
Net cash provided by operating activities	218,901	173,025

Investing Activities:
Capital expenditures	(137,519)	(132,092)
Proceeds from sales of assets	1,254	1,272
Purchases of money market securities	(4,009)	(1,000)
Purchases of investments available-for-sale	–	(4,000)
Net cash used in investing activities	(140,274)	(135,820)

Financing Activities:
Decrease in short-term debt, net	(8,417)	(618)
Issuances of long-term debt	278,200	448,600
Payments on long-term debt	(359,921)	(510,607)
Equity issuances, net	9,100	9,947
Excess tax benefits from share-based payment arrangements	363	3,607
Net cash used in financing activities	(80,675)	(49,071)

Decrease in cash and cash equivalents	(2,048)	(11,866)
Cash and cash equivalents at beginning of period	12,965	19,455
Cash and cash equivalents at end of period	$10,917	$7,589
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Background

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We also sell new vehicles under various franchise agreements at select locations.  We provide customers with a full range of related products and services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

Cash and Cash Equivalents.  Cash equivalents of $0.1 million as of August 31, 2008, and $2.0 million as of February 29, 2008, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance (Loss) Income

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Gain on sales of loans originated and sold (1)	$9.4	$24.7	$23.6	$52.0
Other (losses) gains (1)	(28.2)	0.3	(45.2)	0.7
Total (loss) gain	(18.8)	25.0	(21.6)	52.8
Other CAF income:
Servicing fee income	10.4	9.2	20.6	18.1
Interest income	11.2	7.8	22.2	15.6
Total other CAF income	21.6	17.0	42.9	33.7
Direct CAF expenses:
CAF payroll and fringe benefit expense	4.7	3.8	9.2	7.4
Other direct CAF expenses	5.2	4.7	9.4	8.5
Total direct CAF expenses	10.0	8.5	18.6	16.0
CarMax Auto Finance (loss) income	$(7.1)	$33.4	$2.7	$70.5

(1)To the extent we recognize valuation or other adjustments related to loans originated in previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the year-to-date total.

CAF provides financing for qualified customers at competitive market rates of interest.  Throughout each month, we sell substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4.  The majority of CAF income is typically generated by the spread between the interest rates charged to customers and the related cost of funds.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows are calculated taking into account expected prepayments, losses and funding costs.

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses or gains could include the effects of new securitizations, changes in the valuation of retained subordinated bonds and the resale of receivables in existing securitizations, as applicable.

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

We routinely use term securitizations to refinance the receivables previously securitized through the warehouse facility.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the transaction structure and market conditions, refinancing receivables in a term securitization could have a significant impact on our results of operations.  The impact of refinancing activity will depend upon the securitization structure and market conditions at the refinancing date.

The special purpose entity and investors have no recourse to our assets.  Our risk is limited to the retained interest.  All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Net loans originated	$547.9	$620.9	$1,179.5	$1,263.2
Total loans sold	$575.3	$668.5	$1,201.8	$1,315.5
Total (loss) gain	$(18.8)	$25.0	$(21.6)	$52.8
Total (loss) gain as a percentage of total loans sold	(3.3)%	3.7%	(1.8)%	4.0%

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of August 31, 2008, on a combined basis, the reserve accounts and required excess receivables were 3% of managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $311.0 million as of August 31, 2008, and $270.8 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.5 years as of August 31, 2008, and February 29, 2008.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company.  The amount on deposit in reserve accounts was $41.0 million as of August 31, 2008, and $37.0 million as of February 29, 2008.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required excess receivables was $93.6 million as of August 31, 2008, and $63.0 million as of February 29, 2008.

Retained subordinated bonds.  In fiscal 2009 and 2008, we retained subordinated bonds issued by securitization trusts.  We receive interest payments on the bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third party investment banks. By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The value of retained subordinated bonds was $105.9 million as of August 31, 2008, and $43.1 million as of February 29, 2008.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of August 31, 2008, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.37% - 1.50%	$7.3	$14.0
Cumulative loss rate	1.30% - 3.50%	$9.8	$19.4
Annual discount rate	19.00%	$4.7	$9.3
Warehouse facility costs (1)	2.05%	$2.0	$3.9

(1)Expressed as a spread above appropriate benchmark rates. Applies only to retained interest in receivables securitized through the warehouse facility. As of
    August 31, 2008, there were $600.0 million receivables in the warehouse facility.

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

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Accounts 31+ days past due	$117.7	$75.7	$86.1	$56.9
Ending managed receivables	$4,061.4	$3,596.0	$3,838.5	$3,311.0
Past due accounts as a percentage of ending managed receivables	2.90%	2.10%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Net credit losses on managed receivables	$16.7	$9.2	$27.0	$14.7
Average managed receivables	$4,039.9	$3,550.6	$3,990.4	$3,481.0
Annualized net credit losses as a percentage of average managed receivables	1.65%	1.04%	1.35%	0.85%
Recovery rate	43.8%	51.4%	45.4%	52.1%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Proceeds from new securitizations	$477.8	$542.5	$1,007.8	$1,031.5
Proceeds from collections	$211.7	$289.5	$488.2	$593.1
Servicing fees received	$10.4	$9.1	$20.4	$17.8
Other cash flows received from the retained interest:
Interest-only strip receivables	$25.2	$25.7	$56.4	$47.5
Reserve account releases	$2.9	$5.5	$3.1	$5.8

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $48.4 million in the second quarter and first half of fiscal 2009 and $50.7 million in the second quarter and first half of fiscal 2008.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  This agreement requires us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors could have us replaced as servicer and charge us a higher rate of interest.  Further, we could be forced to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of August 31, 2008, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitizations trusts. During the second quarter of fiscal 2009, we entered into 25 interest rate swaps with initial notional amounts totaling $548.0 million and terms ranging from 17 to 45 months.  The notional amount of outstanding swaps was $719.4 million as of August 31, 2008, and $898.7 million as of February 29, 2008.  The fair value of swaps included in accounts payable totaled a net liability of $3.0 million as of August 31, 2008, and $15.1 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.

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

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” ("SFAS 157"), on March 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”).  The fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.

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

Retained interest in securitized receivables.  We retain an interest in the auto loan receivables that we securitize, including interest-only strip receivables, various reserve accounts, required excess receivables and retained subordinated bonds.  Excluding the retained subordinated bonds, we estimate the fair value of the retained interest using internal valuation models. These models include a combination of market inputs and our own assumptions as described in Note 4.  As the valuation models include significant unobservable inputs, we classified the retained interest as Level 3.

For the retained subordinated bonds, we base our valuation on observable market prices for similar assets when available.  Otherwise, our valuations are based on input from independent third parties and internal valuation models, as described in Note 4.  As the key assumption is currently based on unobservable inputs, we classified the retained subordinated bonds as Level 3.

Financial derivatives.  Financial derivatives are included in either prepaid expenses and other current assets or accounts payable. As part of our risk management strategy, we utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitization trusts.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

We measure derivative fair values assuming that the unit of account is an individual derivative instrument and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the swap counterparties.  We validate these quotes using our own internal model.  Both our internal model and quotes received from bank counterparties project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  Because model inputs can typically be observed in the liquid market and the models do not require significant judgment, these derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own nonperformance risk.  We monitor counterparty and our own nonperformance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the nonperformance risk.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of August 31, 2008
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$28.6	$–	$–	$28.6
Retained interest in securitized receivables	–	–	311.0	311.0
Total assets at fair value	$28.6	$–	$311.0	$339.6

Percent of total assets at fair value	8.4%	–%	91.6%	100.0%
Percent of total assets	1.3%	–%	13.7%	15.0%

LIABILITIES
Financial derivatives	$–	$3.0	$–	$3.0
Total liabilities at fair value	$–	$3.0	$–	$3.0

Percent of total liabilities	–%	0.4%	–%	0.4%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(In millions)	Retained interest in securitized receivables
Balance as of March 1, 2008	$270.8
Total realized/unrealized losses	(37.1)
Purchases, sales, issuances and settlements	77.3
Balance as of August 31, 2008	$311.0

Change in unrealized losses on assets still held (1)	$(24.2)
(1) Reported in CarMax Auto Finance income on the consolidated statements of earnings.

7.	Income Taxes

We had $25.4 million of gross unrecognized tax benefits as of August 31, 2008, and $32.7 million as of February 29, 2008.  During the first and second quarters of fiscal 2009, we settled federal and state liabilities of $7.7 million related to the Internal Revenue Service audit of fiscal years 2003 and 2004.  There were no other significant changes to the unrecognized tax benefits as reported for the year ended February 29, 2008, during the second quarter, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$3,231	$4,173	$214	$201	$3,445	$4,374
Interest cost	1,764	1,639	208	101	1,972	1,740
Expected return on plan assets	(1,515)	(1,108)	–	–	(1,515)	(1,108)
Amortization of prior service cost	9	9	30	6	39	15
Recognized actuarial loss	159	964	99	46	258	1,010
Net pension expense	$3,648	$5,677	$551	$354	$4,199	$6,031

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$6,884	$7,836	$428	$294	$7,312	$8,130
Interest cost	3,530	2,998	416	204	3,946	3,202
Expected return on plan assets	(2,690)	(1,998)	–	–	(2,690)	(1,998)
Amortization of prior service cost	18	18	60	12	78	30
Recognized actuarial loss	288	1,486	198	92	486	1,578
Net pension expense	$8,030	$10,340	$1,102	$602	$9,132	$10,942

We made contributions to the pension plan totaling $2.8 million during the second quarter of fiscal 2009.  We will contribute $15.6 million to the pension plan in fiscal 2009.

Effective December 31, 2008, we will freeze the pension plan and the restoration plan, and no additional benefits will accrue under these plans after that date. On January 1, 2009, we will implement significant enhancements to our 401(k) plan, including both an increased matching component and a company-funded contribution made regardless of associate participation.  We will also establish a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the 401(k) plan.

9.	Debt

During the second quarter of fiscal 2009, we increased the aggregate borrowing limit under our revolving credit facility by $200 million to a total of $700 million. The credit facility expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are subject to limitation based on a specified percentage of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2008, $210.3 million was outstanding under the credit facility and $359.5 million of the remaining borrowing limit was available to us.  The outstanding balance included $12.6 million classified as short-term debt, $47.7 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $47.7 million of the outstanding balance as of August 31, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of August 31, 2008, consisted of $0.5 million classified as current portion of long-term debt and $26.9 million classified as long-term debt.

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

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price.  Stock options are granted at an exercise price equal to the volume-weighted average fair market value of our stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options expire no later than ten years after the date of the grant.  Restricted stock awards are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2008	2007	2008	2007
Cost of sales	$528	$467	$1,003	$924
CarMax Auto Finance income	271	296	429	597
Selling, general and administrative expenses	8,979	7,960	18,267	16,876
Share-based compensation expense, before income taxes	$9,778	$8,723	$19,699	$18,397

We measure share-based compensation expense at the grant date, based on the estimated fair value of the award and the number of awards expected to vest.  We recognize compensation expense for stock options and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs of $0.6 million in the first half of fiscal 2009 and $0.7 million in the first half of 2008 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of August 31, 2008 and 2007.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2008	13,648	$14.55
Options granted	2,220	$19.56
Options exercised	(709)	$12.84
Options forfeited or expired	(83)	$17.41
Outstanding as of August 31, 2008	15,076	$15.36	5.4	$23,926
Exercisable as of August 31, 2008	9,625	$13.13	5.0	$22,402

For the six months ended August 31, 2008 and 2007, we granted nonqualified options to purchase 2,219,857 and 1,775,253 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $9.1 million in the first half of fiscal 2009 and $9.9 million in the first half of fiscal 2008.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $5.3 million for the first six months of fiscal 2009 and $15.2 million for the first six months of fiscal 2008.  We realized related tax benefits of $2.1 million in the first half of fiscal 2009 and $5.6 million in the first half of fiscal 2008.

OUTSTANDING STOCK OPTIONS

As of August 31, 2008	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$6.62 to $9.30	2,229	4.5	$7.16	2,229	$7.16
$10.74 to $13.42	4,290	5.4	$13.20	3,321	$13.20
$14.13 to $15.72	2,872	5.6	$14.71	2,754	$14.70
$16.33 to $22.29	3,994	5.7	$18.61	888	$17.13
$24.99 to $25.79	1,691	5.6	$25.04	433	$25.06
Total	15,076	5.4	$15.36	9,625	$13.13

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

The weighted average fair values at the date of grant for options granted during the six month periods ended August 31, 2008 and 2007, was $7.16 and $8.58 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $26.7 million as of August 31, 2008.  These costs are expected to be recognized over a weighted average period of 2.4 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Six Months Ended August 31
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.8% - 60.9%	28.0% - 54.0%
Weighted average expected volatility	44.1%	38.8%
Risk-free interest rate (2)	1.5% - 3.7%	4.6% - 5.0%
Expected term (in years) (3)	4.8 – 5.2	4.2 - 4.4
(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2008	1,721	$21.04
Restricted stock granted	1,079	$19.82
Restricted stock vested or cancelled	(65)	$21.04
Outstanding as of August 31, 2008	2,735	$20.56

For the six months ended August 31, 2008 and 2007, we granted 1,078,580 and 903,815 shares of restricted stock, respectively.  The fair value of a restricted stock award is determined and fixed based on the volume-weighted average fair market value of our stock on the grant date.  The unrecognized compensation costs related to nonvested restricted stock awards totaled $28.2 million as of August 31, 2008.  These costs are expected to be recognized over a weighted average period of 1.7 years.

11.	Net Earnings per Share

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended August 31		Six Months Ended August 31
(In thousands except per share data)	2008	2007	2008	2007
Net earnings available to common shareholders	$14,006	$64,995	$43,564	$130,350

Weighted average common shares outstanding	217,600	215,891	217,347	215,592
Dilutive potential common shares:
Stock options	2,356	4,161	2,873	4,288
Restricted stock	988	529	925	475
Weighted average common shares and dilutive potential common shares	220,944	220,580	221,145	220,355
Basic net earnings per share	$0.06	$0.30	$0.20	$0.60
Diluted net earnings per share	$0.06	$0.29	$0.20	$0.59

As of August 31, 2008, options to purchase 5,819,022 shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive.  As of August 31, 2007, options to purchase 1,740,453 shares of common stock were outstanding and not included in the calculation.

12.	Accumulated Other Comprehensive Loss

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 29, 2008	$15,926	$802	$16,728
Amortization expense	(328)	(53)	(381)
Balance as of August 31, 2008	$15,598	$749	$16,347

The cumulative balances are net of deferred tax of $9.6 million as of August 31, 2008, and $9.8 million as of February 29, 2008.

13.	Contingent Liabilities

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any.  The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  We have settled this matter, pending judicial approval.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of our balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement.  SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years.  As of August 31, 2008, we did not hold any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments and related hedged activities be disclosed in terms of the underlying risk that the entity is intending to manage and in terms of accounting designation.  The fair values of derivative instruments and related hedged activities and their gains are to be disclosed in tabular format showing both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Any credit-risk-related contingent features are to be disclosed and are to include information on the potential effect on an entity’s liquidity from using derivatives.  Finally, SFAS 161 requires cross-referencing within the notes to enable users of financial statements to better locate information about derivative instruments.  These expanded disclosure requirements are required for every annual and interim reporting period for which a balance sheet and statement of earnings are presented.  SFAS 161 is effective for any reporting period (annual or quarterly interim) beginning after November 15, 2008, with early application encouraged.  We will be adopting SFAS 161 effective as of the start of the fourth quarter of fiscal 2009.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142.  FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We believe the adoption of FSP FAS 142-3 will have no material impact on our results of operations, financial condition or cash flows.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our restricted stock awards are considered “participating securities” because they contain nonforfeitable rights to dividends. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements and will adopt FSP EITF 03-6-1 effective March 1, 2009.

In September 2008, the FASB issued exposure drafts that  eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the changes could have a significant impact on our consolidated financial statements as we could potentially be precluded from using sales accounting treatment for our securitization transactions, which would change the timing of the recognition of CAF income. In addition, the changes could result in the consolidation of the financial assets and liabilities transferred to our qualified special purpose entities.  The changes would be effective March 1, 2010, on a prospective basis.

15.	Subsequent Events

On October 1, 2008, we announced a workforce reduction of more than 600 service operations associates. The reductions were made in a majority of our production superstores, where vehicles are reconditioned. About a third of the reductions were made in response to our lower sales rate. The remaining reductions represented a restructuring of our cosmetic operations, and they were part of our long-term initiative to decrease costs in the reconditioning area. In connection with these reductions, we estimate that we will incur approximately $7.0 million of severance costs, which will be included in selling, general and administrative expenses in the third quarter ending November 30, 2008.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2008, we operated 98 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises, all of which were integrated or co-located with our used car superstores.  In fiscal 2008, we sold 377,244 used cars, representing 96% of the total 392,729 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2008, we conducted auctions at 49 used car superstores.  During fiscal 2008, we sold 222,406 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of third-party financing providers.  We collect fixed, prenegotiated fees from the majority of the third-party providers, and we periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party service plans.  Extended service plan revenue represents commissions from the unrelated third parties.

We are still at a relatively early stage in the national rollout of our retail concept, and as of August 31, 2008, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.  In response to the challenging economic environment and the unprecedented decline in our comparable store sales during the second quarter of fiscal 2009, in August 2008, we announced our decision to temporarily slow our store growth.  We believe slowing growth will both aid profitability and reduce our capital needs in the near term.  Previously, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In fiscal 2009, we now plan to open a total of 10 stores (down from our original plan of 14 store openings), and in fiscal 2010, we plan to open between 5 and 10 stores.

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

Fiscal 2009 Second Quarter Highlights

▪
We believe the slowdown in the economy and reductions in consumer spending power resulting from higher gasoline and food costs continued to adversely affect industry-wide sales in the automotive retail market in the second quarter.

▪
Net sales and operating revenues decreased 13% to $1.84 billion from $2.12 billion in the second quarter of fiscal 2008, while net earnings declined to $14.0 million, or $0.06 per share, from $65.0 million, or $0.29 per share.

▪
Total used vehicle unit sales decreased 7%, reflecting the combination of a 17% decrease in comparable store used unit sales partially offset by the growth in our store base.  Wholesale vehicle unit sales decreased 9%, reflecting a decrease in both our appraisal traffic and our appraisal buy rate (defined as the number of appraisal purchases as a percent of vehicles appraised).  New vehicle unit sales declined 24%, primarily reflecting the soft new car industry trends, as well as the sale of one of our new car franchises in the second quarter of fiscal 2008.

▪	We opened three used car superstores in the second quarter, entering two new markets and expanding our presence in one existing market.
▪
Our total gross profit per retail unit decreased $116 to $2,753 from $2,869 in the prior year’s second quarter.  The majority of the decline resulted from a $112 decrease in gross profit per used vehicle.  Our used vehicle gross profit per unit was pressured by a combination of factors, including the sharply slower sales and the decline in our appraisal buy rate.

▪
CAF reported a pretax loss of $7.1 million compared with income of $33.4 million in the second quarter of fiscal 2008.  CAF results for the second quarter of fiscal 2009 were reduced by $28.2 million for adjustments primarily related to loans originated in prior fiscal periods.  In addition, CAF’s gain on loans originated and sold as a percentage of loans originated and sold decreased to 1.8% from 4.0% in the second quarter of fiscal 2008.  This decline was due to the combination of higher funding costs, higher loss and discount rate assumptions and increased credit enhancement requirements in the warehouse facility in fiscal 2009, as well as a decline in origination volume.

▪
Selling, general and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased to 12.2% from 10.1% in the second quarter of fiscal 2008.  The increase in the SG&A ratio was the result of the significant decline in comparable store used unit sales and average selling price.  The increase in the ratio was partially offset by a reduction of variable costs.

▪
For the first half of the fiscal year, net cash provided by operations increased to $218.9 million compared with $173.0 million in fiscal 2008, primarily reflecting the benefit of a large reduction in used vehicle inventories in fiscal 2009, partially offset by the decrease in net earnings.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2008.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2008	%	2007	%	2008	%	2007	%
Used vehicle sales	$1,476.3	80.3	$1,687.1	79.5	$3,293.2	81.4	$3,395.5	79.5
New vehicle sales	77.8	4.2	104.8	4.9	159.9	3.9	217.4	5.1
Wholesale vehicle sales	223.3	12.1	265.3	12.5	465.6	11.5	526.4	12.3
Other sales and revenues:
Extended service plan revenues	31.7	1.7	33.2	1.6	68.3	1.7	67.1	1.6
Service department sales	26.5	1.4	25.2	1.2	51.0	1.3	49.4	1.2
Third-party finance fees, net	3.4	0.2	6.9	0.3	9.9	0.2	13.8	0.3
Total other sales and revenues	61.7	3.4	65.3	3.1	129.2	3.2	130.3	3.1
Total net sales and operating revenues	$1,839.1	100.0	$2,122.5	100.0	$4,047.8	100.0	$4,269.7	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Vehicle units:
Used vehicles	(7)%	11%	2%	13%
New vehicles	(24)%	(15)%	(25)%	(10)%
Total	(7)%	9%	1%	11%

Vehicle dollars:
Used vehicles	(12)%	11%	(3)%	14%
New vehicles	(26)%	(14)%	(26)%	(9)%
Total	(13)%	9%	(4)%	12%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Vehicle units:
Used vehicles	(17)%	3%	(8)%	5%
New vehicles	(20)%	(13)%	(19)%	(9)%
Total	(17)%	2%	(8)%	4%

Vehicle dollars:
Used vehicles	(22)%	3%	(12)%	5%
New vehicles	(21)%	(11)%	(20)%	(8)%
Total	(22)%	2%	(13)%	4%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Used car superstores, beginning of period	95	80	89	77
Superstore openings:
Production superstores	1	―	4	1
Non-production superstores	2	1	5	3
Total superstore openings	3	1	9	4
Used car superstores, end of period	98	81	98	81

Used Vehicle Sales.  Our 12% decrease in used vehicle revenues in the second quarter of fiscal 2009 resulted from the combination of a 7% decrease in unit sales and a 6% decrease in average retail selling price.  The decline in unit sales reflected a 17% decrease in comparable store used units, partially offset by sales from newer superstores not yet in the comparable store base.  Starting in late May 2008, customer traffic in our stores declined sharply, and the decrease in traffic for the second quarter was similar to the 17% decrease in comparable store used unit sales.  Despite the more difficult business environment, the solid execution by our store teams resulted in a conversion rate that was only marginally below the rate in the prior year’s second quarter.  The decrease in the average retail selling price was primarily caused by the industry-wide drop in used car prices, which reduced our inventory acquisition costs.  Our data indicated that our market share in the late-model used vehicle market fell slightly in the second quarter of fiscal 2009.

Our 3% decrease in used vehicle revenues in the first half of fiscal 2009 resulted from a 2% increase in unit sales offset by a 5% decrease in average retail selling price.  The unit sales growth reflected sales from newer superstores not yet in the comparable store base, offset by an 8% decrease in comparable store used units.  Similar to the second quarter, the decline in comparable store used units was primarily the result of the decline in customer traffic, and the decline in average retail selling price reflected our reduced vehicle acquisition costs.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 26% in both the second quarter and the first half of fiscal 2009.  The declines were substantially the result of decreases in unit sales, which fell 24% in the second quarter and 25% in the first half of the year.  New vehicle unit sales reflected the soft new car industry sales trends, particularly for the domestic manufacturers that we represent, and the sale of our Orlando Chrysler-Jeep-Dodge franchise in the second quarter of fiscal 2008.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 16% decrease in wholesale vehicle revenues in the second quarter of fiscal 2009 resulted from a 9% decrease in wholesale unit sales combined with an 8% decline in average wholesale selling price.  The decline in the unit sales reflected a decrease in both our appraisal traffic and our appraisal buy rate.  This was similar to our experience in the first quarter of fiscal 2009, which we believe was partly due to the significant year-over-year decline in wholesale market values for SUVs, trucks and other less fuel-efficient vehicles.  The decline in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell.

The 12% decrease in wholesale vehicle revenues in the first half of fiscal 2009 resulted from a 6% decrease in wholesale unit sales combined with a 7% decline in average wholesale selling price.  The factors that contributed to these declines in the second quarter were also the cause of the declines for the first half of the year.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales and net third-party finance fees.  In the second quarter of fiscal 2009, other sales and revenues decreased 6%.  ESP sales declined 5%, as the decrease in used vehicle sales was partly offset by an improvement in the ESP attachment rate.  Service department sales increased 5%.  Third-party finance fees declined 51% due to the reduction in vehicle sales combined with a shift in mix among, and discount arrangements with, our third-party finance providers.  The fixed fees paid by our third-party financing providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase these loans at a discount, which is reflected as an offset to the finance fee revenues received from the other third-party providers.

For the first half of the year, other sales and revenues decreased 1% in fiscal 2009.  Modest increases in ESP and service department sales in the first half of fiscal 2009 were more than offset by a decrease in third-party finance fees.

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

Supplemental Sales Information.

UNIT SALES
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Used vehicles	89,664	96,102	196,411	192,868
New vehicles	3,300	4,365	6,815	9,085
Wholesale vehicles	55,124	60,476	111,453	118,190

AVERAGE SELLING PRICES
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Used vehicles	$16,278	$17,388	$16,590	$17,434
New vehicles	$23,434	$23,863	$23,319	$23,787
Wholesale vehicles	$3,935	$4,278	$4,061	$4,344

RETAIL VEHICLE SALES MIX
	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Vehicle units:
Used vehicles	96%	96%	97%	96%
New vehicles	4	4	3	4
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	95%	94%	95%	94%
New vehicles	5	6	5	6
Total	100%	100%	100%	100%

RETAIL STORES
	Estimate Feb. 28, 2009(1)	August 31, 2008	Feb. 29, 2008	August 31, 2007
Production(2)	59	60	56	53
Non-production superstores(2)	40	38	33	28
Total used car superstores	99	98	89	81
Co-located new car stores	3	3	3	3
Total	102	101	92	84

(1)Effective October 1, 2008, we converted the superstore in Tucson, Arizona, from a production to a non-production store.
(2)The Clearwater, Florida, superstore has been reclassified from a production to a non-production superstore.

We opened three superstores during the second quarter of fiscal 2009.  We entered Colorado Springs, Colorado, with a production superstore; we entered Tulsa, Oklahoma, with a non-production superstore; and we expanded our presence in Los Angeles market with a non-production superstore in Costa Mesa, California.

During the first half of the year, we opened nine superstores.  In addition to the stores opened in the second quarter, we entered Phoenix, Arizona, with a both a production and a non-production superstore,

Charleston, South Carolina, with a non-production superstore and Huntsville, Alabama, with a production superstore.  We also expanded our presence in San Antonio, Texas, with a non-production superstore and Sacramento, California, with a production superstore.

During the first half of fiscal 2009, we also expanded our car-buying center test with openings in Dallas, Texas, and Baltimore, Maryland.  We now have a total of five car-buying centers at which we conduct appraisals and purchase, but do not sell, vehicles.  We will continue to evaluate the performance of these five test centers before deciding whether to open additional centers in future years.  These test stores are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency, which is the number of vehicles sold at retail that we purchased from consumers.

As of August 31, 2008, we had a total of six new car franchises.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.  During the second quarter of fiscal 2008, we sold a Chrysler-Jeep-Dodge franchise.

GROSS PROFIT
	Three Months Ended August 31						Six Months Ended August 31
	2008			2007			2008			2007
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,870	11.4		$1,982	11.3		$1,800	10.7		$1,958	11.1
New vehicle gross profit	$909	3.9		$1,072	4.5		$883	3.8		$1,039	4.3
Wholesale vehicle gross profit	$897	22.2		$796	18.1		$840	20.1		$798	17.9
Other gross profit	$385	58.0		$447	68.8		$420	66.1		$451	69.9
Total gross profit	$2,753	13.9		$2,869	13.6		$2,650	13.3		$2,834	13.4

(1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)Calculated as a percentage of its respective sales or revenue.

In the second quarter, total gross profit declined by $32.3 million to $255.9 million versus $288.2 million in the prior year primarily because of the decrease in used unit sales, as well as the reduction in total gross profit per unit.  Lower-than-targeted profitability earlier in the year contributed to a compression in our margins leading into the second quarter. For the first half of the year, total gross profit declined by $33.8 million to $538.6 million from $572.4 million in the prior year mainly because of the reduction in total gross profit per unit.

Used Vehicle Gross Profit.  Second quarter fiscal 2009 used vehicle gross profit per unit decreased $112 to $1,870 compared with $1,982 in the prior year’s second quarter.  Several factors contributed to this decrease.  Similar to the first quarter of fiscal 2009, the decline in appraisal traffic and the appraisal buy rate required us to source a larger percentage of our used vehicles at auction, which had an adverse effect our gross profit per used unit.  In the second quarter of fiscal 2009, the percentage of our used vehicles acquired through the appraisal lane was slightly below 50% of our total used unit sales, while in the prior year’s quarter this percentage was above 50%.  Vehicles purchased at auction typically generate less profit per unit compared with vehicles purchased directly from consumers.  Additionally, our second quarter average gross profit per unit for mid-sized and large SUVs and trucks was lower in the current fiscal year due to the rapid decline in consumer demand and wholesale values for these types of vehicles from spring to mid-summer of 2008.

In response to the sharp decline in traffic and sales in the second quarter of fiscal 2009, we rapidly reduced our used car inventories, which brought them back in line with current sales rates and minimized required pricing markdowns.  Compared with inventory levels at stores open as of May 31, 2008, during the second quarter we reduced used vehicle inventory by more than 13,300 units, representing a reduction in excess of $200 million.  These corresponded to reductions of more than 20%.

For the first half of fiscal 2009, used vehicle gross profit per unit declined $158 to $1,800 compared with $1,958 in the first half of fiscal 2008.  We had lower appraisal traffic and a lower buy rate in the first half of fiscal 2009, which adversely affected our gross profit per unit.  Additionally, wholesale industry prices for mid-sized and large SUVs and trucks declined by 23% during the first half of fiscal 2009, which was more than twice the depreciation normally expected over this period. This rapid decline in valuation resulted in significant margin pressure on this segment of our inventory in the first half of the fiscal year.  During the latter part of the second quarter, however, wholesale values for SUVs and trucks rebounded modestly off of the lows experienced earlier in the quarter.  Our used vehicle gross profit per unit was also pressured by the slowing sales environment.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, new vehicle gross profit per unit decreased $163 in the second quarter and $156 in the first half of fiscal 2009.  The decline in overall consumer demand for new cars pressured profits for many new car retailers, including CarMax.

Wholesale Vehicle Gross Profit.  Compared with the corresponding prior year periods, wholesale vehicle gross profit per unit increased $101 in the second quarter and $42 in the first half of fiscal 2009.  Throughout the first half of fiscal 2009, we continued to experience strong dealer attendance at our auctions, with the normal price competition among bidders contributing to the strong wholesale gross profit performance.  With an average selling price of roughly $4,000, the majority of our wholesale units are older, higher mileage vehicles.  We believe the demand for these types of vehicles from the dealers who specialize in selling to credit-challenged customers has been particularly strong in fiscal 2009.  Additionally, with more than half of our wholesale auctions held on a weekly basis, the rapid pace at which we turn our wholesale inventory minimizes our exposure to changes in market valuations for these vehicles.

Other Gross Profit.  We have no cost of sales related to either ESP revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers. Compared with the corresponding prior year periods, other gross profit per unit declined $62 in the second quarter and $31 in the first half of fiscal 2009.  For both periods, the decrease in other gross profit per unit reflected a decline in third-party finance fees and a drop in service department profits.  The decline in service department profits reflected the slower used vehicle sales pace and the associated deleveraging of service and reconditioning overhead costs.

Impact of Inflation.  Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices will benefit CAF income, to the extent the average amount financed also increases, and they will also benefit the SG&A ratio.

In the first half of fiscal 2009, steep increases in the price of gasoline, food and other consumer staples adversely affected consumer spending, contributing to an industry-wide slowdown in the sale of new and used vehicles.  The increase in fuel costs caused a particularly sharp decline in consumer demand for SUVs, trucks and other less fuel-efficient vehicles, resulting in a decline in the wholesale value of these types of used vehicles.  These lower wholesale values reduced our vehicle acquisition costs and they contributed to the decline in our used vehicle average retail selling price.

CarMax Auto Finance (Loss) Income.  CAF provides financing for our used and new car sales.  Because the purchase of a vehicle is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  CAF provides us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

COMPONENTS OF CAF (LOSS) INCOME
	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2008	%	2007	%	2008	%	2007	%
Total (loss) gain (1)	$(18.8)	(3.3)	$25.0	3.7	$(21.6)	(1.8)	$52.8	4.0
Other CAF income: (2)
Servicing fee income	10.4	1.0	9.2	1.0	20.6	1.0	18.1	1.0
Interest income	11.2	1.1	7.8	0.9	22.2	1.1	15.6	0.9
Total other CAF income	21.6	2.1	17.0	1.9	42.9	2.1	33.7	1.9
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	4.7	0.5	3.8	0.4	9.2	0.5	7.4	0.4
Other direct CAF expenses	5.2	0.5	4.7	0.5	9.4	0.5	8.5	0.5
Total direct CAF expenses	10.0	1.0	8.5	1.0	18.6	0.9	16.0	0.9
CAF (loss) income (3)	$(7.1)	(0.4)	$33.4	1.6	$2.7	0.1	$70.5	1.7

Total loans sold	$575.3		$668.5		$1,201.8		$1,315.5
Average managed receivables	$4,039.9		$3,550.6		$3,990.4		$3,481.0
Ending managed receivables	$4,061.4		$3,596.0		$4,061.4		$3,596.0

Total net sales and operating revenues	$1,839.1		$2,122.5		$4,047.8		$4,269.7
Percent columns indicate: (1) Percent of total loans sold. (2) Annualized percent of average managed receivables. (3) Percent of total net sales and operating revenues.

CAF income or loss does not include any allocation of indirect costs or income.  We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

CAF originates auto loans to qualified customers at competitive market rates of interest.  The majority of CAF income is typically generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. Historically, the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) has generally been in the range of 3.5% to 4.5%.  However, the gain percentage has been substantially below the low end of this range in recent quarters, primarily as a result of the disruption in the global credit markets and the more challenging economic environment, which have increased CAF funding costs and caused us to increase the discount rate and loss rate assumptions that affect the gain recognized on the sale of loans.

(LOSS) GAIN AND LOANS SOLD
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Gain on sales of loans originated and sold (1)	$9.4	$24.7	$23.6	$52.0
Other (losses) gains (1)	(28.2)	0.3	(45.2)	0.7
Total (loss) gain	$(18.8)	$25.0	$(21.6)	$52.8

Loans originated and sold	$526.9	$617.8	$1,153.4	$1,264.9
Receivables repurchased from term securitizations and resold	48.4	50.7	48.4	50.7
Total loans sold	$575.3	$668.5	$1,201.8	$1,315.5

Gain percentage on loans originated and sold	1.8%	4.0%	2.0%	4.1%
Total (loss) gain as a percentage of total loans sold	(3.3)%	3.7%	(1.8)%	4.0%

(1)To the extent we recognize valuation or other adjustments related to loans originated in previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the year-to-date total.

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses or gains could include the effects of new securitizations, changes in the valuation of retained subordinated bonds and the resale of receivables in existing securitizations, as applicable.

In the second quarter of fiscal 2009, CAF reported a pretax loss of $7.1 million compared with income of $33.4 million in the prior year’s second quarter.  CAF results for the second quarter of fiscal 2009 were reduced by $28.2 million for adjustments primarily related to loans originated in prior fiscal years.  These adjustments included:
•
$15.7 million related to increases in loss rate assumptions, mainly for loans originated in fiscal 2006, 2007 and 2008.  The upper end of our cumulative loss rate assumption range increased to 3.5% from 3.0%.

•
$7.7 million for a mark-to-market reduction in the carrying value of subordinated bonds that we hold.  These bonds have a face value of $115 million, and they were part of three term securitizations completed earlier in calendar year 2008.

•	$4.1 million related to increasing the discount rate used to value our retained interest in securitized receivables to 19% from 17% used at the start of fiscal 2009.

The adjustments related to reducing the fair value of the retained subordinated bonds and increasing the discount rate are non-cash charges that primarily affect the timing of the recognition of CAF income.  If current conditions continue, these adjustments should result in positive contributions to CAF earnings in future periods.

The gain recognized on loans originated and sold in the second quarter of fiscal 2009 was also adversely affected by the disruption in the credit markets and worsening economic conditions.  The gain percentage decreased to 1.8% in the second quarter of fiscal 2009 from 4.0% in the corresponding prior year period.  This decrease resulted from a combination of factors, including higher funding costs in the warehouse facility, which we have been unable to offset through higher consumer rates; the increase in the discount rate assumption used to calculate the gain on the sale of loans to 19% from 12% used in the second quarter of last year; the use of a higher loss assumption on current quarter originations compared with the assumption used in the prior year’s quarter; and an increase in the credit enhancement requirements in the warehouse facility.  In addition, CAF’s origination volume was negatively affected by the slowdown in unit sales, the decrease in average retail prices and a small decline in the percentage of sales financed by CAF.

For the first half of the year, CAF income declined to $2.7 million in fiscal 2009 from $70.5 million in fiscal 2008.  CAF results for the first half of fiscal 2009 were reduced by $45.2 million for adjustments primarily related to loans originated during prior fiscal years.  Of the $28.2 million in adjustments in the second quarter, $2.9 million related to loans originated and sold during the first quarter of fiscal 2009. In addition, CAF first quarter results were also reduced by $20.0 million primarily related to increases in funding costs for loans that had been originated in prior fiscal years.  These funding cost increases occurred in connection with the $750 million term securitization completed in May 2008 and the renewal of the warehouse facility agreement in July 2008.

The gain percentage for the first half of the year decreased to 2.0% in fiscal 2009 from 4.1% in fiscal 2008.  Many of the factors that contributed to the decline in the gain percentage in the second quarter of fiscal 2009 were also factors contributing to the decline in the gain percentage for the first six months of the year.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  In the second quarter of fiscal 2009, we exercised this repurchase option and $48.4 million of previously securitized receivables were resold into the warehouse facility.  In the second quarter of fiscal 2008, we exercised this repurchase option and $50.7 million of previously securitized receivables were resold into the warehouse facility.  Neither of these transactions had a material effect on total gain income.  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

The increases in servicing fee income and direct CAF expenses in the second quarter of fiscal 2009 were proportionate to the growth in managed receivables.  The interest income component of other CAF income increased to an annualized 1.1% of average managed receivables in the second quarter of fiscal 2009 from 0.9% in the prior year quarter, primarily due to the increase in the discount rate assumption used to value the retained interest to 19% from 12%.  The use of a higher discount rate reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.  In addition, interest income included the interest earned on the retained subordinated bonds.  Prior to January 2008, we had not retained any subordinated bonds.

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Loans securitized	$3,931.6	$3,524.6	$3,764.5	$3,242.1
Loans held for sale or investment	129.8	71.4	74.0	68.9
Ending managed receivables	$4,061.4	$3,596.0	$3,838.5	$3,311.0

Accounts 31+ days past due	$117.7	$75.7	$86.1	$56.9
Past due accounts as a percentage of ending managed receivables	2.90%	2.10%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2008	2007	2008	2007
Net credit losses on managed receivables	$16.7	$9.2	$27.0	$14.7
Average managed receivables	$4,039.9	$3,550.6	$3,990.4	$3,481.0
Annualized net credit losses as a percentage of average managed receivables	1.65%	1.04%	1.35%	0.85%
Recovery rate	43.8%	51.4%	45.4%	52.1%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest in securitized receivables was $311.0 million as of August 31, 2008, compared with $270.8 million as of February 29, 2008, and $224.3 million as of August 31, 2007.   Compared with both prior periods, our retained interest increased primarily as a result of our holding the retained subordinated bonds and an increase in the required excess receivables, partially offset by a decrease in the interest-only strip receivables.  We retained subordinated bonds in the term securitizations completed in January, May and July 2008.

Compared with the prior year periods, we experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables in the second quarter and in the first half of fiscal 2009.  We believe these increases were primarily the result of the less favorable general economic and industry trends for losses and delinquencies.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while managing risk.  Historically, we originated pools of loans targeted to have cumulative net loss rates in the range of 2.0% to 2.5%.  Receivables originated in calendar years 2003, 2004 and early 2005 experienced loss rates well below both CAF’s historical averages and these targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard we implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and periods thereafter have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent originations were higher than our initial expectations, we believe this was primarily related to the worsening economic climate.  Consequently, we have increased our cumulative net loss assumptions on several more recent securitizations, and we have continued to incorporate similar economic stress into the projections for our most recent originations.  In addition, we have tightened CAF’s lending criteria for applicants whose credit profile indicates a higher-than-average risk.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  The SG&A ratio increased to 12.2% in the second quarter of fiscal 2009 compared with 10.1% in the second quarter of the prior year.  For the six months ended August 31, 2008, the SG&A ratio increased to 11.6% compared with 10.0% in the first six months of the prior year.  The increases in the SG&A ratio in fiscal 2009 were mainly the result of the declines in comparable store used unit sales and average selling price.  In addition, in the first quarter of fiscal 2009, we accrued costs related to litigation that reduced net earnings by $0.02 per share.  The increases in the SG&A ratio were partially offset by our success in reducing costs in the second quarter of fiscal 2009.  In the current market environment, we are focusing on reducing variable costs in an effort to control expenses.  In our stores, in the second quarter we adjusted associate scheduling resulting in a reduction in hours worked, and we allowed the natural attrition in the workforce to reduce variable store staffing levels.  In addition, we implemented a hiring freeze at the home office and are carefully monitoring expenses at CAF.

Income Taxes.  The effective income tax rate was 37.8% in the second quarter of fiscal 2009 compared with 39.5% in the second quarter of fiscal 2008.  For the first half of the year, the effective tax rate was 38.0% in fiscal 2009 compared with 38.9% in fiscal 2008.  The lower effective tax rate in fiscal 2009 is primarily due to the establishment of a valuation allowance against certain deferred tax assets during the second quarter of fiscal 2008.

OPERATIONS OUTLOOK

Store Openings and Capital Expenditures. During the second half of fiscal 2009, we plan to open one additional used car superstore, and in fiscal 2010, we plan to open between five and ten superstores.

PLANNED SUPERSTORE OPENINGS – TWELVE MONTHS ENDING AUGUST 31, 2009
Location	Television Market	Market Status	Production Superstores	Non-Production Superstores
FY09 Second Half:
Hickory, North Carolina (1)	Charlotte	Existing	-	1

FY10 First Half:
Potomac Mills, Virginia	D.C. / Baltimore	Existing	-	1
Augusta, Georgia	Augusta	New	-	1
Cincinnati, Ohio	Cincinnati	New	1	-
(1)Opened in September 2008.

Normal construction, permitting or other scheduling delays could shift opening dates of any of these stores into a later period.

We currently estimate gross capital expenditures will total between $200 million and $225 million in fiscal 2009.  Prior to deciding to slow our store growth rate, we had expected gross capital expenditures would total approximately $350 million in fiscal 2009.  Planned expenditures primarily relate to new store construction and land purchases associated with future year store openings.

Fiscal 2009 Comparable Store Sales and Earnings Per Share Expectations.  As a result of the unprecedented near-term declines in traffic and sales and the current volatility in the asset-backed credit markets, we are not yet able to make a meaningful projection of fiscal 2009 comparable store sales or earnings.

Other Items. As described in Note 8, effective December 31, 2008, we will freeze the pension plan and the restoration plan, and no additional benefits will accrue under these plans after that date. On January 1, 2009, we will implement significant enhancements to our 401(k) plan, and we will establish a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the 401(k) plan.  We believe our revised retirement program will be easier to understand and give associates more control over their retirement savings while also allowing us to control escalating and unpredictable pension expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. Net cash from operating activities increased to $218.9 million in the first half of fiscal 2009 from $173.0 million in the first half of fiscal 2008, primarily reflecting the benefit of the significant decrease in inventory in fiscal 2009 partially offset by the decline in net earnings.  We reduced inventory by $239.6 million in the first half of fiscal 2009 compared with a decrease of $15.9 million in the prior-year period.  In fiscal 2009, we dramatically reduced our used vehicle inventory levels to bring them in line with the lower sales rate.  The fiscal 2009 inventory reduction also reflects the decrease in vehicle acquisition costs for several vehicle categories.  In fiscal 2008, the decrease in inventory was largely the result of the sale of a new car franchise, which reduced inventory by $13 million.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.93 billion as of August 31, 2008, and $3.52 billion as of August 31, 2007.  During the first half of fiscal 2009, we completed two term securitizations of auto loan receivables.  In July 2008, we completed a term securitization of $525 million of auto loan receivables, and in May 2008 we completed a term securitization of $750 million of auto loan receivables.  We retained a total of $70.3 million face value of subordinated bonds in these two securitizations.

During the second quarter of fiscal 2009, we increased the capacity of the warehouse facility, which expires in July 2009, by $400 million to a total of $1.4 billion.  As of August 31, 2008, $600 million of auto loan receivables were securitized through the warehouse facility and unused warehouse capacity totaled $800 million.  We intend to enter into new, or renew or expand existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historic costs and the timing of these transactions could be dictated by market availability rather than our requirements.

Investing Activities.  Net cash used in investing activities was $140.3 million in the first half of fiscal 2009, compared with $135.8 million in the first half of the prior year.  Cash used in investing activities consists almost entirely of capital expenditures, which primarily includes store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt and sale-leaseback transactions.  As of August 31, 2008, we owned 41 superstores currently in operation, as well as our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  Net cash used in financing activities was $80.7 million in the first half of fiscal 2009 compared with $49.1 million in the first half of fiscal 2008. In the first half of fiscal 2009, we used cash generated from operations to reduce total debt by $90.1 million compared with a $62.6 million reduction in the first half of fiscal 2008.

During the second quarter of fiscal 2009, we increased the aggregate borrowing limit under our revolving credit facility by $200 million to a total of $700 million.  The credit facility expires in December 2011 and is secured by our vehicle inventory. Borrowings under this credit facility are subject to limitation based on a specified percentage of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2008, $210.3 million was outstanding under the credit facility and $359.5 million of the remaining balance was available to us.  The outstanding balance included $12.6 million classified as short-term debt, $47.7 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $47.7 million of the outstanding balance as of August 31, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

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

Retained interest in securitized receivables was valued at $311.0 million as of August 31, 2008 and $270.8 million as of February 29, 2008.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $205.1 million and $227.7 million as of August 31, 2008, and February 29, 2008, respectively.  In addition, the retained interest included retained subordinated bonds totaling $105.9 million and $43.1 million as of August 31, 2008, and February 29, 2008, respectively.

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

During the second quarter of fiscal 2009, changes were made to certain key assumptions used in measuring the fair value of retained interest.  For a discussion of the effects of these changes, see the “(Loss) Gain and Loans Sold” section of CarMax Auto Finance Income in MD&A starting on page 30.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, retained interest is classified as a Level 3 asset in accordance with the SFAS 157 hierarchy.  Retained interest represents 91.6% of the total assets measured at fair value, as disclosed in Note 6.

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

▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory environment in which we operate.
▪	The loss of key employees from our store, region and corporate management teams.

▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 39 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2008, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4489.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables. As of August 31, 2008, and February 29, 2008, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES
(In millions)	August 31, 2008	February 29, 2008
Principal amount of:
Fixed-rate securitizations	$2,866.7	$2,533.4
Floating-rate securitizations synthetically altered to fixed (1)	1,064.5	1,230.6
Floating-rate securitizations	0.4	0.5
Loans held for investment (2)	98.8	69.0
Loans held for sale (3)	31.0	5.0
Total	$4,061.4	$3,838.5

(1)Includes $464.8 million of variable-rate securities issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2)The majority is held by a bankruptcy-remote special purpose entity.
(3)Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months and six months ended August 31, 2008.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On June 12, 2007, Ms. Regina Hankins filed a putative class action lawsuit against CarMax, Inc., in Baltimore County Circuit Court, Maryland.  We operate five stores in the state of Maryland.  The plaintiff alleges that, since May 25, 2004, CarMax has not properly disclosed its vehicles’ prior rental history, if any.  The plaintiff seeks compensatory damages, punitive damages, injunctive relief and the recovery of attorneys’ fees.  We have settled this matter, pending judicial approval.

On August 6, 2008, Mr. Peter Rangos filed a putative class action lawsuit against CarMax Inc., certain CarMax officers and a CarMax director in the United States District Court for the Eastern District of Virginia (Alexandria Division).  The plaintiff primarily alleges that the defendants violated federal securities laws through the dissemination or approval of false and misleading statements.  The plaintiff seeks compensatory damages and the recovery of attorneys’ fees.

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

Third-Party Financing Providers.  CarMax provides financing to qualified customers through CAF and a number of third-party financing providers. In the event that one or more of these third-party providers could no longer provide financing to our customers, could only provide financing to a reduced segment of our customers or could no longer provide financing at competitive rates of interest, it could have a material impact on our business, sales and results of operations.  Additionally, if we were unable to replace current third-party financing providers upon the occurrence of one or more of the foregoing events, it could also have a material impact on our business, sales and results of operations.

The risks included in the Form 10-K and as set forth above could materially and adversely affect our business, financial condition, and results of operations.

Other than as set forth above, there have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the company’s shareholders was held June 24, 2008.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.

Item 6.	Exhibits

10.1
Amendment No. 2 to the Credit Agreement and Joinder Agreement, dated July 17, 2008, by and among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax, various Lenders named therein, and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 22, 2008 (File No. 1-1420), is incorporated by this reference.

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
Keith D. Browning
Executive Vice President and
Chief Financial Officer

October 9, 2008

EXHIBIT INDEX

10.1
Amendment No. 2 to the Credit Agreement and Joinder Agreement, dated July 17, 2008, by and among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax, various Lenders named therein, and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 22, 2008 (File No. 1-1420), is incorporated by this reference.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.