Form 10-Q
period 2008-11-30
CARMAX INC
filed 2009-01-08
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2008

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

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2008
Common Stock, par value $0.50	220,399,823

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 42.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30					Nine Months Ended November 30
	2008	% (1)	2007	%	(1)	2008	%	(1)	2007	%	(1)
Sales and operating revenues:
Used vehicle sales	$1,168,804	80.3	$1,514,302	80.3		$4,461,969	81.1		$4,909,835	79.8
New vehicle sales	57,508	4.0	76,999	4.1		217,396	4.0		294,393	4.8
Wholesale vehicle sales	176,956	12.2	234,739	12.5		642,552	11.7		761,173	12.4
Other sales and revenues	52,364	3.6	59,260	3.1		181,532	3.3		189,563	3.1
Net sales and operating revenues	1,455,632	100.0	1,885,300	100.0		5,503,449	100.0		6,154,964	100.0
Cost of sales	1,256,396	86.3	1,642,417	87.1		4,765,586	86.6		5,339,666	86.8
Gross profit	199,236	13.7	242,883	12.9		737,863	13.4		815,298	13.2
CarMax Auto Finance (loss) income	(15,360)	(1.1)	16,347	0.9		(12,682)	(0.2)		86,827	1.4
Selling, general and administrative
expenses	217,482	14.9	210,508	11.2		685,614	12.5		638,518	10.4
Gain on franchise disposition	―	―	―	―		―	―		740	―
Interest expense	1,525	0.1	44	―		5,060	0.1		3,010	―
Interest income	735	0.1	285	―		1,353	―		908	―
(Loss) earnings before income taxes	(34,396)	(2.4)	48,963	2.6		35,860	0.7		262,245	4.3
Income tax (benefit) provision	(12,522)	(0.9)	19,117	1.0		14,170	0.3		102,049	1.7
Net (loss) earnings	$(21,874)	(1.5)	$29,846	1.6		$21,690	0.4		$160,196	2.6

Weighted average common shares:
Basic	217,712		216,301			217,468			215,826
Diluted	217,712		220,558			220,692			220,421

Net (loss) earnings per share:
Basic	$(0.10)		$0.14			$0.10			$0.74
Diluted	$(0.10)		$0.14			$0.10			$0.73

(1)Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	November 30, 2008	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$138,144	$12,965
Accounts receivable, net	45,816	73,228
Auto loan receivables held for sale	20,910	4,984
Retained interest in securitized receivables	314,995	270,761
Inventory	601,506	975,777
Prepaid expenses and other current assets	8,885	19,210

Total current assets	1,130,256	1,356,925

Property and equipment, net	948,106	862,497
Deferred income taxes	89,315	67,066
Other assets	50,505	46,673

TOTAL ASSETS	$2,218,182	$2,333,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,144	$306,013
Accrued expenses and other current liabilities	70,783	58,054
Accrued income taxes	17,672	7,569
Deferred income taxes	14,926	17,710
Short-term debt	12,073	21,017
Current portion of long-term debt	86,895	79,661

Total current liabilities	379,493	490,024

Long-term debt, excluding current portion	176,683	227,153
Deferred revenue and other liabilities	98,303	127,058

TOTAL LIABILITIES	654,479	844,235

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
220,411,219 and 218,616,069 shares issued and outstanding
as of November 30, 2008, and February 29, 2008, respectively	110,206	109,308
Capital in excess of par value	677,564	641,766
Accumulated other comprehensive loss	(337)	(16,728)
Retained earnings	776,270	754,580

TOTAL SHAREHOLDERS’ EQUITY	1,563,703	1,488,926

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,218,182	$2,333,161
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended November 30
	2008	2007

Operating Activities:
Net earnings	$21,690	$160,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,379	34,168
Share-based compensation expense	27,038	25,856
Loss on disposition of assets	8,263	35
Deferred income tax benefit	(34,604)	(3,332)
Net decrease (increase) in:
Accounts receivable, net	27,412	18,644
Auto loan receivables held for sale, net	(15,926)	1,462
Retained interest in securitized receivables	(44,234)	(31,360)
Inventory	374,271	(56,112)
Prepaid expenses and other current assets	10,317	(5,430)
Other assets	177	1,030
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(104,495)	(11,881)
Deferred revenue and other liabilities	(4,660)	25,641
Net cash provided by operating activities	306,628	158,917

Investing Activities:
Capital expenditures	(163,964)	(192,440)
Proceeds from sales of assets	28,355	1,457
(Purchases) sales of money market securities, net	(4,009)	5,000
Purchases of investments available-for-sale	–	(10,000)
Net cash used in investing activities	(139,618)	(195,983)

Financing Activities:
Decrease in short-term debt, net	(8,944)	(153)
Issuances of long-term debt	487,800	692,200
Payments on long-term debt	(531,036)	(685,011)
Equity issuances, net	9,962	13,157
Excess tax benefits from share-based payment arrangements	387	5,798
Net cash (used in) provided by financing activities	(41,831)	25,991

Increase (decrease) in cash and cash equivalents	125,179	(11,075)
Cash and cash equivalents at beginning of year	12,965	19,455
Cash and cash equivalents at end of period	$138,144	$8,380
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

Cash and Cash Equivalents.  Cash equivalents of $125.3 million as of November 30, 2008, and $2.0 million as of February 29, 2008, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance (Loss) Income

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Gain on sales of loans originated and sold (1)	$11.3	$20.9	$32.5	$57.8
Other (losses) gains (1)	(39.8)	(14.8)	(82.6)	1.0
Total (loss) gain	(28.5)	6.1	(50.1)	58.8
Other CAF income:
Servicing fee income	10.4	9.5	31.1	27.6
Interest income	12.6	9.1	34.8	24.7
Total other CAF income	23.0	18.7	65.9	52.4
Direct CAF expenses:
CAF payroll and fringe benefit expense	4.8	4.1	14.0	11.5
Other direct CAF expenses	5.1	4.3	14.5	12.8
Total direct CAF expenses	9.9	8.4	28.4	24.4
CarMax Auto Finance (loss) income	$(15.4)	$16.3	$(12.7)	$86.8
(1)To the extent we recognize valuation or other adjustments related to loans originated in previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the year-to-date total.

CAF provides financing for qualified customers at competitive market rates of interest.  Throughout each month, we sell substantially all of the loans originated by CAF in securitization transactions as discussed in Note 4.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows are calculated taking into account expected prepayments, losses and funding costs.

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

Historically, we have used term securitizations to refinance the receivables previously securitized through the warehouse facility.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the transaction structure and market conditions, refinancing receivables in a term securitization could have a significant impact on our results of operations.  The impact of refinancing activity will depend upon the securitization structure and market conditions at the refinancing date.

The special purpose entity and investors have no recourse to our assets.  Our credit risk is limited to the retained interest.  All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Net loans originated	$396.8	$575.9	$1,576.3	$1,839.0
Total loans sold	$407.0	$575.6	$1,608.8	$1,891.2
Total (loss) gain	$(28.5)	$6.1	$(50.1)	$58.8
Total (loss) gain as a percentage of total loans sold	(7.0)%	1.1%	(3.1)%	3.1%

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of November 30, 2008, on a combined basis, the reserve accounts and required excess receivables were 3.9% of managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $315.0 million as of November 30, 2008, and $270.8 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.5 years as of November 30, 2008, and February 29, 2008.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to the company.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to the company.  The amount on deposit in reserve accounts was $41.0 million as of November 30, 2008, and $37.0 million as of February 29, 2008.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to the company.  The unpaid principal balance related to the required excess receivables was $117.1 million as of November 30, 2008, and $63.0 million as of February 29, 2008.

Retained subordinated bonds.  In fiscal 2009 and 2008, we retained subordinated bonds issued by securitization trusts.  We receive interest payments on the bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks. By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The value of retained subordinated bonds was $86.6 million as of November 30, 2008, and $43.1 million as of February 29, 2008.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of November 30, 2008, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.37% - 1.50%	$8.2	$15.3
Cumulative loss rate	1.39% - 3.90%	$10.8	$21.6
Annual discount rate	19.00%	$5.3	$10.4
Warehouse facility costs (1)	2.05%	$2.9	$5.8
(1)Expressed as a spread above appropriate benchmark rates. Applies only to retained interest in receivables securitized through the warehouse facility. As of November 30, 2008, there were receivables of $907.0 million in the warehouse facility.

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

PAST DUE ACCOUNT INFORMATION
	As of November 30		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Accounts 31+ days past due	$136.1	$93.0	$86.1	$56.9
Ending managed receivables	$4,027.3	$3,702.6	$3,838.5	$3,311.0
Past due accounts as a percentage of ending managed receivables	3.38%	2.51%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Net credit losses on managed receivables	$21.6	$10.3	$48.5	$25.1
Average managed receivables	$4,076.3	$3,683.9	$4,019.0	$3,548.6
Annualized net credit losses as a percentage of average managed receivables	2.11%	1.12%	1.61%	0.94%
Recovery rate	42.4%	50.0%	44.4%	51.3%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Proceeds from new securitizations	$307.0	$469.0	$1,314.8	$1,500.5
Proceeds from collections	$176.7	$247.7	$664.9	$840.8
Servicing fees received	$10.5	$9.5	$30.9	$27.3
Other cash flows received from the retained interest:
Interest-only strip receivables	$16.3	$25.2	$72.7	$72.6
Reserve account releases	$0.1	$0.3	$3.2	$6.1

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $48.4 million in the first nine months of fiscal 2009 and $50.7 million in the first nine months of fiscal 2008.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  This agreement requires us to meet financial covenants related to a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors could have us replaced as servicer and charge us a higher rate of interest.  Further, we could be forced to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of November 30, 2008, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitizations trusts. During the third quarter of fiscal 2009, we entered into 14 interest rate swaps with initial notional amounts totaling $348.5 million and terms of 41 months.  The notional amounts of outstanding swaps totaled $1,033.9 million as of November 30, 2008, and $898.7 million as of February 29, 2008.  The fair value of swaps included in accounts payable totaled a liability of $23.4 million as of November 30, 2008, and $15.1 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.

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

For the retained subordinated bonds, we base our valuation on observable market prices for similar assets when available.  Otherwise, our valuations are based on input from independent third parties and internal valuation models, as described in Note 4.  As the key assumption used in the valuation is currently based on unobservable inputs, we classified the retained subordinated bonds as Level 3.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of November 30, 2008
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$153.8	$–	$–	$153.8
Retained interest in securitized receivables	–	–	315.0	315.0
Total assets at fair value	$153.8	$–	$315.0	$468.8

Percent of total assets at fair value	32.8%	–%	67.2%	100.0%
Percent of total assets	6.9%	–%	14.2%	21.1%

LIABILITIES
Financial derivatives	$–	$23.4	$–	$23.4
Total liabilities at fair value	$–	$23.4	$–	$23.4

Percent of total liabilities	–%	3.6%	–%	3.6%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(In millions)	Retained interest in securitized receivables
Balance as of March 1, 2008	$270.8
Total realized/unrealized losses (1)	(54.1)
Purchases, sales, issuances and settlements	98.3
Balance as of November 30, 2008	$315.0

Change in unrealized losses on assets still held (1)	$(41.2)
(1)Reported in CarMax Auto Finance (loss) income on the consolidated statements of operations.

7.	Income Taxes

We had $27.8 million of gross unrecognized tax benefits as of November 30, 2008, and $32.7 million as of February 29, 2008.  During the first nine months of fiscal 2009, we settled federal and state liabilities of $7.8 million related to the Internal Revenue Service audit of fiscal years 2003 and 2004.  For the nine-month period ended November 30, 2008, there were no other significant changes to the unrecognized tax benefits as reported for the year ended February 29, 2008, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$2,368	$3,918	$203	$222	$2,571	$4,140
Interest cost	1,526	1,499	177	147	1,703	1,646
Expected return on plan assets	(1,408)	(999)	–	–	(1,408)	(999)
Amortization of prior service cost	5	9	14	78	19	87
Recognized actuarial (gain) loss	(463)	743	49	37	(414)	780
Pension expense	2,028	5,170	443	484	2,471	5,654
Curtailment (gain) loss	(8,229)	–	800	–	(7,429)	–
Net pension (benefit) expense	$(6,201)	$5,170	$1,243	$484	$(4,958)	$5,654

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$9,252	$11,754	$631	$516	$9,883	$12,270
Interest cost	5,056	4,497	593	351	5,649	4,848
Expected return on plan assets	(4,098)	(2,997)	–	–	(4,098)	(2,997)
Amortization of prior service cost	23	27	74	90	97	117
Recognized actuarial (gain) loss	(175)	2,229	247	129	72	2,358
Pension expense	10,058	15,510	1,545	1,086	11,603	16,596
Curtailment (gain) loss	(8,229)	–	800	–	(7,429)	–
Net pension expense	$1,829	$15,510	$2,345	$1,086	$4,174	$16,596

We made contributions to the pension plan totaling $15.6 million during the first nine months of fiscal 2009.  We do not anticipate making a contribution to the pension plan in the fourth quarter of fiscal 2009.

On October 21, 2008, the board of directors approved amendments to freeze the pension plan and the restoration plan effective December 31, 2008.  No additional benefits will accrue under these plans after that date. On January 1, 2009, we will implement significant enhancements to our 401(k) plan, including both an increased matching component and a company-funded contribution made regardless of associate participation, and a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the 401(k) plan.

9.	Debt

Our revolving credit facility expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are subject to limitation based on a specified percentage of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2008, $248.4 million was outstanding under the credit facility and $225.4 million of the remaining borrowing limit was available to us.  The outstanding balance included $12.1 million classified as short-term debt, $86.3 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $86.3 million of the outstanding balance as of November 30, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of November 30, 2008, consisted of $0.6 million classified as current portion of long-term debt and $26.7 million classified as long-term debt.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2008	2007	2008	2007
Cost of sales	$582	$500	$1,585	$1,425
CarMax Auto Finance income	355	299	784	896
Selling, general and administrative expenses	7,227	7,565	25,494	24,441
Share-based compensation expense, before income taxes	$8,164	$8,364	$27,863	$26,762

We measure share-based compensation expense at the grant date, based on the estimated fair value of the award and the number of awards expected to vest.  We recognize compensation expense for stock options and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs of $0.8 million in the first nine months of fiscal 2009 and $0.9 million in the first nine months of 2008 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of November 30, 2008 and 2007.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2008	13,648	$14.55
Options granted	2,220	$19.56
Options exercised	(788)	$12.67
Options forfeited or expired	(146)	$16.79
Outstanding as of November 30, 2008	14,934	$15.38	5.2	$1,017
Exercisable as of November 30, 2008	9,509	$13.14	4.8	$1,017

For the nine months ended November 30, 2008 and 2007, we granted nonqualified options to purchase 2,219,857 and 1,775,478 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $10.0 million in the first nine months of fiscal 2009 and $13.2 million in the first nine months of fiscal 2008.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $5.6 million for the first nine months of fiscal 2009 and $22.0 million for the first nine months of fiscal 2008.  We realized related tax benefits of $2.2 million in the first nine months of fiscal 2009 and $8.7 million in the first nine months of fiscal 2008.

OUTSTANDING STOCK OPTIONS

As of November 30, 2008	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.62 to $ 9.30	2,197	4.2	$7.16	2,197	$7.16
$10.74 to $13.42	4,228	5.1	$13.21	3,272	$13.21
$14.13 to $15.72	2,847	5.3	$14.71	2,729	$14.70
$16.33 to $22.29	3,980	5.5	$18.61	884	$17.14
$24.99 to $25.79	1,682	5.4	$25.04	427	$25.05
Total	14,934	5.2	$15.38	9,509	$13.14

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

The weighted average fair values at the date of grant for options granted during the nine-month periods ended November 30, 2008 and 2007, was $7.16 and $8.58 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $23.1 million as of November 30, 2008.  These costs are expected to be recognized over a weighted average period of 2.2 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Nine Months Ended November 30
	2008	2007
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.8% - 60.9%	28.0% - 54.0%
Weighted average expected volatility	44.1%	38.8%
Risk-free interest rate (2)	1.5% - 3.7%	4.6% - 5.0%
Expected term (in years) (3)	4.8 - 5.2	4.2 - 4.4
(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2008	1,721	$21.04
Restricted stock granted	1,079	$19.82
Restricted stock vested or cancelled	(117)	$20.87
Outstanding as of November 30, 2008	2,683	$20.55

For the nine months ended November 30, 2008 and 2007, we granted 1,078,580 and 903,815 shares of restricted stock, respectively.  The fair value of a restricted stock award is determined and fixed based on the volume-weighted average fair market value of our stock on the grant date.  The unrecognized compensation costs related to nonvested restricted stock awards totaled $24.0 million as of November 30, 2008.  These costs are expected to be recognized over a weighted average period of 1.4 years.

11.	Net (Loss) Earnings per Share

BASIC AND DILUTIVE NET (LOSS) EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended November 30		Nine Months Ended November 30
(In thousands except per share data)	2008	2007	2008	2007
Net (loss) earnings applicable to common shareholders	$(21,874)	$29,846	$21,690	$160,196

Weighted average common shares outstanding	217,712	216,301	217,468	215,826
Dilutive potential common shares:
Stock options	–	3,667	2,210	4,081
Restricted stock	–	590	1,014	513
Weighted average common shares and dilutive potential common shares	217,712	220,558	220,692	220,421
Basic net (loss) earnings per share	$(0.10)	$0.14	$0.10	$0.74
Diluted net (loss) earnings per share	$(0.10)	$0.14	$0.10	$0.73

Options to purchase 14,934,460 shares of common stock were outstanding and not included in the calculation of diluted net (loss) earnings per share for the quarter ended November 30, 2008, because their inclusion would be antidilutive.  Options to purchase 1,782,493 shares of common stock were outstanding and not included in the calculation for the quarter ended November 30, 2007.

12.	Accumulated Other Comprehensive Loss

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 29, 2008	$15,926	$802	$16,728
Amounts arising during the period	4,512	–	4,512
Amortization expense	(68)	(65)	(133)
Curtailment of retirement plans	(20,033)	(737)	(20,770)
Balance as of November 30, 2008	$337	$–	$337

The cumulative balances are net of deferred tax of $0.2 million as of November 30, 2008, and $9.8 million as of February 29, 2008.

13.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involve: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consists of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

14.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments and related hedged activities be disclosed in terms of the underlying risk that the entity is intending to manage and in terms of accounting designation.  The fair values of derivative instruments and related hedged activities and their gains are to be disclosed in tabular format showing both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Any credit-risk-related contingent features are to be disclosed and are to include information on the potential effect on an entity’s liquidity from using derivatives.  Finally, SFAS 161 requires cross-referencing within the notes to enable users of financial statements to better locate information about derivative instruments.  These expanded disclosure requirements are required for every annual and interim reporting period for which a balance sheet and statement of operations are presented.  SFAS 161 is effective for any reporting period (annual or quarterly interim) beginning after November 15, 2008, with early application encouraged.  We will be adopting SFAS 161 effective as of the start of the fourth quarter of fiscal 2009.

In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  We will be adopting this FSP effective as of the start of the fourth quarter of fiscal 2009. We do not expect the adoption of the FSP will have any impact on our results of operations, financial condition or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007)” (“SFAS 141(R)”).  SFAS 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of our balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement.  SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years.  As of November 30, 2008, we did not hold any noncontrolling interests in subsidiaries.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142.  FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We believe the adoption of FSP FAS 142-3 will have no material impact on our results of operations, financial condition or cash flows.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2008, we operated 99 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises, all of which were integrated or co-located with our used car superstores.  In fiscal 2008, we sold 377,244 used cars, representing 96% of the total 392,729 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2008, we conducted auctions at 49 used car superstores.  During fiscal 2008, we sold 222,406 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We are still at a relatively early stage in the national rollout of our retail concept, and as of November 30, 2008, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.  Prior to August 2008, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In August 2008, we announced that we would temporarily slow our store growth as a result of the weak economic and sales environment.  During the third fiscal quarter conditions further deteriorated, and as a consequence, we decided to temporarily suspend our store growth.  The suspension of store growth will both reduce our capital needs and aid profitability in the near term.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth, both from new stores and from stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not based on the vehicle’s selling price.

Fiscal 2009 Third Quarter Highlights

▪	We believe the weakness in the economy and the stresses on consumer spending continued to adversely affect industry-wide sales in the automotive retail market in the third quarter.
▪
Net sales and operating revenues decreased 23% to $1.46 billion from $1.89 billion in the third quarter of fiscal 2008.  We reported a net loss of $21.9 million, or $0.10 per share, compared with net earnings of $29.8 million, or $0.14 per share, in the prior year period.

▪
Total used vehicle unit sales decreased 17%, reflecting the combination of a 24% decrease in comparable store used unit sales partially offset by growth in our store base.  Wholesale vehicle unit sales decreased 15%, reflecting a decrease in both our appraisal traffic and our appraisal buy rate (defined as the number of appraisal purchases as a percent of vehicles appraised).  New vehicle unit sales declined 26%, primarily reflecting the extremely soft new car industry trends.

▪	We opened one used car superstore in the third quarter, expanding our presence in an existing market.
▪
Our total gross profit decreased by $43.6 million, or 18%, to $199.2 million, primarily because of the significant decline in used and wholesale unit sales.  Despite the difficult sales environment, our total gross profit dollars per retail unit was relatively resilient, decreasing only $24 to $2,699 per unit from $2,723 per unit in the prior year’s third quarter.  We believe our ability to maintain a generally consistent level of gross profit per unit, despite the challenging sales environment and the unprecedented decline in wholesale market prices, was due in large part to the effectiveness of our proprietary inventory management systems and processes and our success in dramatically reducing inventories to align them with sales.

▪
CAF reported a pretax loss of $15.4 million compared with income of $16.3 million in the third quarter of fiscal 2008.  In both periods, CAF results were reduced by adjustments related to loans originated in previous fiscal periods.  The adjustments for the third quarter of fiscal 2009 totaled $39.8 million compared with $14.8 million in the prior year quarter.  In addition, CAF’s gain on loans originated and sold decreased to $11.3 million from $20.9 million in the third quarter of fiscal 2008.  This decline was due to the combination of a decline in CAF’s loan origination volume, higher loss and discount rate assumptions and increased credit enhancement requirements in the warehouse facility in fiscal 2009.

▪
Selling, general and administrative expenses as a percent of net sales and operating revenues (the “SG&A ratio”) increased to 14.9% from 11.2% in the third quarter of fiscal 2008.  The increase in the SG&A ratio was the result of the significant declines in comparable store used unit sales and average selling price, partially offset by a reduction in variable costs.  The fiscal 2009 third-quarter expenses also included a number of non-recurring items, which in the aggregate reduced results by $0.01 per share.

▪
For the first nine months of the fiscal year, net cash provided by operations increased to $306.6 million compared with $158.9 million in fiscal 2008, primarily reflecting a large reduction in used vehicle inventories in fiscal 2009, partially offset by the decrease in net earnings.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2008.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2008	%	2007	%	2008	%	2007	%
Used vehicle sales	$1,168.8	80.3	$1,514.3	80.3	$4,462.0	81.1	$4,909.8	79.8
New vehicle sales	57.5	4.0	77.0	4.1	217.4	4.0	294.4	4.8
Wholesale vehicle sales	177.0	12.2	234.7	12.5	642.6	11.7	761.2	12.4
Other sales and revenues:
Extended service plan revenues	25.2	1.7	30.1	1.6	93.5	1.7	97.2	1.6
Service department sales	24.7	1.7	23.2	1.2	75.7	1.4	72.6	1.2
Third-party finance fees, net	2.5	0.2	5.9	0.3	12.3	0.2	19.7	0.3
Total other sales and revenues	52.4	3.6	59.3	3.1	181.5	3.3	189.6	3.1
Total net sales and operating revenues	$1,455.6	100.0	$1,885.3	100.0	$5,503.4	100.0	$6,155.0	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Vehicle units:
Used vehicles	(17)%	9%	(4)%	11%
New vehicles	(26)%	(29)%	(25)%	(16)%
Total	(17)%	7%	(5)%	10%

Vehicle dollars:
Used vehicles	(23)%	10%	(9)%	12%
New vehicles	(25)%	(30)%	(26)%	(16)%
Total	(23)%	7%	(10)%	10%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Vehicle units:
Used vehicles	(24)%	0%	(13)%	3%
New vehicles	(26)%	(20)%	(21)%	(12)%
Total	(25)%	(1)%	(13)%	2%

Vehicle dollars:
Used vehicles	(30)%	0%	(18)%	4%
New vehicles	(25)%	(21)%	(22)%	(12)%
Total	(30)%	(1)%	(18)%	3%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Used car superstores, beginning of period	98	81	89	77
Superstore openings:
Production superstores	―	1	4	2
Non-production superstores	1	4	6	7
Total superstore openings	1	5	10	9
Used car superstores, end of period	99	86	99	86

Used Vehicle Sales.  Our 23% decrease in used vehicle revenues in the third quarter of fiscal 2009 resulted from the combination of a 17% decrease in unit sales and a 7% decrease in average retail selling price.  The decline in unit sales reflected a 24% decrease in comparable store used units, partially offset by sales from newer superstores not yet in the comparable store base.  Starting in late May 2008, customer traffic in our stores declined sharply, and the decrease in traffic for the third quarter was slightly greater than the 24% decrease in comparable store used unit sales.  Despite the more difficult business environment, the solid execution by our store teams allowed us to improve our conversion rate compared with the prior year’s third quarter.  Our data for the three-month period ended October 31, 2008, indicated that we modestly gained market share in the late-model used vehicle market.  The decrease in the average retail selling price was primarily caused by a significant industry-wide drop in used car prices, which reduced our inventory acquisition costs.

Our 9% decrease in used vehicle revenues in the first nine months of fiscal 2009 resulted from the combination of a 4% decline in unit sales and a 6% decrease in average retail selling price.  The unit sales decline reflected a 13% decrease in comparable store used units partially offset by sales from newer superstores not yet in the comparable store base.  The decline in comparable store used units was primarily the result of the fall off of customer traffic starting in late May 2008, and the decline in average retail selling price reflected our reduced vehicle acquisition costs.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 25% in the third quarter and 26% in the first nine months of fiscal 2009.  The declines were substantially the result of decreases in unit sales, which fell 26% in the third quarter and 25% in the first nine months of the year.  New vehicle unit sales reflected the extremely soft new car industry sales trends.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 25% decrease in wholesale vehicle revenues in the third quarter of fiscal 2009 resulted from a 15% decrease in wholesale unit sales combined with a 12% decline in average wholesale selling price.  The decline in the unit sales reflected a decrease in both our appraisal traffic and our appraisal buy rate.  Industry wholesale prices for virtually all vehicle classes fell at an unprecedented rate during the third quarter, reflecting the weak demand environment.  The vehicle depreciation rate was approximately three times the historical rate for this period.  We believe the significant drop in wholesale market values, combined with the overall slowdown in customer traffic, drove the declines in our appraisal traffic and buy rate.  The decline in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell.

The 16% decrease in wholesale vehicle revenues in the first nine months of fiscal 2009 resulted from a 9% decrease in wholesale unit sales combined with an 8% decline in average wholesale selling price.  The factors that contributed to these declines in the third quarter were also the cause of the declines for the first nine months of the year.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales and net third-party finance fees.  In the third quarter of fiscal 2009, other sales and revenues decreased 12%.  ESP sales declined 16%, similar to the decline in total used unit sales.  Service department sales increased 6%.  Our service operations technicians conduct both vehicle reconditioning and retail auto service, and the decline in used vehicle sales and inventories and the associated reduction in reconditioning volume enabled the increase in service department sales.  Third-party finance fees decreased 58% due to a combination of factors including the reduction in vehicle unit sales, a shift in mix among providers and a change in discount arrangements with certain of the providers that occurred in the second quarter of the current fiscal year.  Collectively, the third-party providers financed a larger percentage of our retail unit sales in the third quarter compared with the prior year, as we chose to route more credit applications to these providers.  Doing so allowed us to slow the use of capacity in our warehouse facility, while maximizing credit availability for our customers and optimizing sales.  The fixed fees paid by our third-party financing providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase these loans at a discount, which is reflected as an offset to the finance fee revenues received from the other third-party providers.

For the first nine months of the year, other sales and revenues decreased 4%.  ESP sales decreased 4%, in line with the decrease in total used unit sales.  Service department sales increased 4%.  Third-party finance fees decreased 37% as many of the factors that affected the third quarter also affected the net fees received in the first nine months.

Seasonality.  Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic also tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  In fiscal 2009, the traditional seasonal sales patterns were masked by the weakness in the economy and the stresses on consumer spending, which adversely affected industry-wide auto sales.

Supplemental Sales Information.

UNIT SALES
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Used vehicles	71,426	85,973	267,837	278,841
New vehicles	2,397	3,224	9,212	12,309
Wholesale vehicles	45,139	52,960	156,592	171,150

AVERAGE SELLING PRICES
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Used vehicles	$16,146	$17,433	$16,472	$17,434
New vehicles	$23,845	$23,751	$23,456	$23,778
Wholesale vehicles	$3,805	$4,322	$3,987	$4,337

RETAIL VEHICLE SALES MIX
	Three Months Ended November 30		Nine Months Ended November 30
	2008	2007	2008	2007
Vehicle units:
Used vehicles	97%	96%	97%	96%
New vehicles	3	4	3	4
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	95%	95%	95%	94%
New vehicles	5	5	5	6
Total	100%	100%	100%	100%

RETAIL STORES
	Estimate Feb. 28, 2009(1)	Nov. 30, 2008(1)	Feb. 29, 2008	Nov. 30, 2007
Production(2)	59	59	56	54
Non-production superstores(2)	41	40	33	32
Total used car superstores	100	99	89	86
Co-located new car stores	3	3	3	3
Total	103	102	92	89
(1)Effective October 1, 2008, we converted the superstore in Tucson, Arizona, from a production to a non-production store.
(2)The Clearwater, Florida, superstore has been reclassified from a production to a non-production superstore.

We opened one superstore during the third quarter of fiscal 2009, expanding our presence in the Charlotte market with a non-production superstore in Hickory, North Carolina.

During the first nine months of the year, we opened ten superstores.  In addition to the store opened in the third quarter, we entered Phoenix, Arizona, with both a production and a non-production superstore, Charleston, South Carolina, with a non-production superstore; Huntsville, Alabama, with a production superstore; Colorado Springs, Colorado, with a production superstore; and Tulsa, Oklahoma, with a non-production superstore.  We also expanded our presence in San Antonio, Texas, and Los Angeles, California, with non-production superstores and Sacramento, California, with a production superstore.

During the first nine months of fiscal 2009, we also expanded our car-buying center test with openings in Dallas, Texas, and Baltimore, Maryland.  We now have a total of five car-buying centers at which we conduct appraisals and purchase, but do not sell, vehicles.  We will continue to evaluate the performance of these five test centers before deciding whether to open additional centers in future years.  These test stores are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency, which is the number of vehicles sold at retail that we purchased from consumers.

As of November 30, 2008, we had a total of six new car franchises.  Two franchises are integrated within used car superstores, and the remaining four franchises are operated from three facilities that are co-located with select used car superstores.  During the second quarter of fiscal 2008, we sold a Chrysler-Jeep-Dodge franchise.

GROSS PROFIT
	Three Months Ended November 30						Nine Months Ended November 30
	2008			2007			2008			2007
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,854	11.3		$1,886	10.7		$1,815	10.9		$1,936	11.0
New vehicle gross profit	$684	2.9		$1,043	4.4		$832	3.5		$1,040	4.3
Wholesale vehicle gross profit	$794	20.2		$774	17.5		$827	20.2		$790	17.8
Other gross profit	$397	56.0		$408	61.4		$414	63.2		$438	67.2
Total gross profit	$2,699	13.7		$2,723	12.9		$2,663	13.4		$2,800	13.2
(1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)Calculated as a percentage of its respective sales or revenue.

In the third quarter, total gross profit declined by $43.6 million to $199.2 million versus $242.9 million in the prior year primarily because of the significant decreases in used and wholesale unit sales.  For the first nine months of the year, total gross profit declined by $77.4 million to $737.9 million from $815.3 million in the prior year due to the combination of the decrease in unit sales and a reduction in total gross profit per unit of $137 to $2,663 per unit from $2,800 per unit.

Used Vehicle Gross Profit.  Third quarter fiscal 2009 used vehicle gross profit decreased by $29.7 million to $132.4 million from $162.2 million in the prior year’s third quarter.  Despite the difficult sales environment, gross profit per unit was relatively resilient, decreasing by only $32 to $1,854 per unit compared with $1,886 per unit for the prior year period.  We believe that our ability to maintain a generally consistent level of gross profit per unit, despite the challenging sales environment and the unprecedented decline in wholesale market prices, was due in large part to the effectiveness of our proprietary inventory management systems and processes.  In response to the sharp decline in traffic and sales that began in late May 2008, we rapidly reduced our used car inventories during the following months, which brought them back in line with current sales rates and minimized required pricing markdowns.  Compared with inventory levels at stores open as of November 30, 2007, we reduced our used vehicle inventory by more than 18,500 units, or approximately $340 million, as of November 30, 2008.  During the third quarter of fiscal 2009, we reduced comparable store used vehicle inventories by approximately 8,300 units, or nearly $140 million.

For the first nine months of fiscal 2009, used vehicle gross profit decreased by $53.7 million to $486.1 million from $539.8 million in the prior year period.  On a per unit basis, gross profit declined $121 to $1,815 per unit compared with $1,936 per unit in the first nine months of fiscal 2008.  We experienced lower appraisal traffic and a lower buy rate in the first nine months of fiscal 2009, which required us to source a larger percentage of our used vehicles at auction, which adversely affected our gross profit per unit.  Vehicles purchased at auction typically generate less profit per unit compared with vehicles purchased directly from consumers.  Additionally, wholesale industry prices for mid-sized and large SUVs and trucks declined sharply in the spring and early summer, and this rapid decline in valuation resulted in margin pressure which included supplemental markdowns on this segment of our inventory in the first half of the fiscal year.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, new vehicle gross profit per unit decreased $359 in the third quarter and $208 in the first nine months of fiscal 2009.  The decline in overall consumer demand for new cars pressured profits for many new car retailers, including CarMax.  However, the decline in new vehicle per-unit profitability had a relatively modest effect on our total gross profits due to the small percentage of new vehicles in our total sales mix.

Wholesale Vehicle Gross Profit.  Compared with the corresponding prior year periods, wholesale vehicle gross profit per unit increased $20 in the third quarter and $37 in the first nine months of fiscal 2009.  Throughout the first nine months of fiscal 2009, we continued to experience a strong dealer-to-car ratio at our auctions, with the normal price competition among bidders contributing to the strong wholesale gross profit performance.  Our wholesale vehicles are predominantly comprised of older, higher mileage vehicles, and we believe the demand for these types of vehicles remains strong from dealers who specialize in selling to credit-challenged customers.  In addition, the frequency of our wholesale auctions and our wholesale inventory turns minimize our depreciation risk on these vehicles.

Other Gross Profit.  We have no cost of sales related to either ESP revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers. Compared with the corresponding prior year periods, other gross profit per unit declined $11 in the third quarter and $24 in the first nine months of fiscal 2009.  For both periods, the decrease in other gross profit per unit primarily reflected the decline in third-party finance fees.

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

In the first nine months of fiscal 2009, the weakness in the economy and the stresses on consumer spending contributed to the industry-wide slowdown in the sale of new and used vehicles and to the unprecedented decline in wholesale market prices for most vehicle classes.  These lower wholesale values reduced our vehicle acquisition costs and contributed to the decline in our used and wholesale vehicle average selling price.

CarMax Auto Finance (Loss) Income.  CAF provides financing for our used and new car sales.  Because the purchase of a vehicle is traditionally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high quality auto loans, both for CAF and for the third-party financing providers.  Historically, CAF has provided us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

COMPONENTS OF CAF (LOSS) INCOME
	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2008	%	2007	%	2008	%	2007	%
Total (loss) gain (1)	$(28.5)	(7.0)	$6.1	1.1	$(50.1)	(3.1)	$58.8	3.1
Other CAF income: (2)
Servicing fee income	10.4	1.0	9.5	1.0	31.1	1.0	27.6	1.0
Interest income	12.6	1.2	9.1	1.0	34.8	1.2	24.7	0.9
Total other CAF income	23.0	2.3	18.7	2.0	65.9	2.2	52.4	2.0
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	4.8	0.5	4.1	0.4	14.0	0.5	11.5	0.4
Other direct CAF expenses	5.1	0.5	4.3	0.5	14.5	0.5	12.8	0.5
Total direct CAF expenses	9.9	1.0	8.4	0.9	28.4	0.9	24.4	0.9
CAF (loss) income (3)	$(15.4)	(1.1)	$16.3	0.9	$(12.7)	(0.2)	$86.8	1.4

Total loans sold	$407.0		$575.6		$1,608.8		$1,891.2
Average managed receivables	$4,076.3		$3,683.9		$4,019.0		$3,548.6
Ending managed receivables	$4,027.3		$3,702.6		$4,027.3		$3,702.6

Total net sales and operating revenues	$1,455.6		$1,885.3		$5,503.4		$6,155.0
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

CAF originates auto loans to qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. Historically, the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) has generally been in the range of 3.5% to 4.5%.  However, the gain percentage has been substantially below the low end of this range in recent quarters, primarily as a result of the disruption in the global credit markets and the more challenging economic environment, which have increased CAF funding costs and caused us to increase the discount rate and loss rate assumptions that affect the gain recognized on the sale of loans.

(LOSS) GAIN AND LOANS SOLD
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Gain on sales of loans originated and sold (1)	$11.3	$20.9	$32.5	$57.8
Other (losses) gains (1)	(39.8)	(14.8)	(82.6)	1.0
Total (loss) gain	$(28.5)	$6.1	$(50.1)	$58.8

Loans originated and sold	$407.0	$575.6	$1,560.4	$1,840.5
Receivables repurchased from term securitizations and resold	–	–	48.4	50.7
Total loans sold	$407.0	$575.6	$1,608.8	$1,891.2

Gain percentage on loans originated and sold	2.8%	3.6%	2.1%	3.1%
Total (loss) gain as a percentage of total loans sold	(7.0)%	1.1%	(3.1)%	3.1%
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

In the third quarter of fiscal 2009, CAF reported a pretax loss of $15.4 million compared with income of $16.3 million in the prior year’s third quarter.  In both periods, CAF results were reduced by adjustments related to loans originated in previous fiscal periods.  In the third quarter of fiscal 2009, the adjustments totaled $39.8 million and they included:
•
A $23.8 million mark-to-market write-down in the carrying value of subordinated bonds that we hold.  These bonds, which have a face value of $115 million, were part of three term securitizations completed earlier in calendar year 2008.  The size of the write-down reflected the illiquidity in the credit markets, particularly for subordinated asset-backed bonds.  This non-cash charge primarily affects the timing of the recognition of CAF earnings.  If current conditions continue, this adjustment should result in positive contributions to CAF earnings in future periods.

•	$16.0 million for increases in loss rate assumptions, partially offset by favorability in prepayment speeds. We increased the upper end of our cumulative loss rate assumption range to 3.9% from 3.5%.
The adjustments in the third quarter of fiscal 2008 totaled $14.8 million, and they primarily resulted from increases in funding costs for loans originated in prior periods.

For the third quarter, CAF’s gain on loans originated and sold declined to $11.3 million compared with $20.9 million in fiscal 2008.  This decrease was the result of both a reduction in CAF originations and a decrease in the gain percentage.  In fiscal 2009, CAF’s loan origination volume was adversely affected by the decreases in our used unit sales and average selling price, as well as a decrease in the percentage of sales financed by CAF.  Given the limited activity in the public asset-backed securitization market we elected to slow the use of capacity in our warehouse facility during the second half of the quarter.  We accomplished this by allowing our third-party finance providers to increase their share of originations.  The gain percentage decreased to 2.8% in the third quarter of fiscal 2009 from 3.6% in the corresponding prior year period primarily due to the use of higher loss and discount rate assumptions and higher credit enhancement levels in the current year.

For the first nine months of the year, CAF reported a pretax loss of $12.7 million in fiscal 2009 compared with income of $86.8 million in fiscal 2008.  In both periods, CAF results were affected by adjustments related to loans originated in previous fiscal years.  In fiscal 2009, the adjustments reduced CAF earnings by $82.6 million and they included:
•	A $31.2 million mark-to-market write-down in the carrying value of the subordinated bonds.
•	$27.3 million for increases in loss rate assumptions, partially offset by favorability in prepayment speeds.
•	$20.1 million for increases in funding costs related to loans that were originated in prior fiscal years.
•	$3.8 million for increasing the discount rate assumption from 17% to 19%.
For the first nine months of fiscal 2008, the adjustments increased CAF earnings by $1.0 million and they primarily related to reductions in funding costs related to loans originated in prior fiscal years.

For the nine-month period, CAF’s gain on loans originated and sold declined to $32.5 million in fiscal 2009 compared with $57.8 million in fiscal 2008.  The gain percentage for the first nine months of the year decreased to 2.1% in fiscal 2009 from 3.1% in fiscal 2008.  Many of the factors that contributed to the decline in CAF’s gain on loans originated and sold and the decline in the gain percentage in the third quarter of fiscal 2009 were also factors contributing to the declines in these metrics in the first nine months of the year.

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

The increases in servicing fee income and direct CAF expenses in the third quarter and first nine months of fiscal 2009 were proportionate to the growth in managed receivables.  The interest income component of other CAF income increased to an annualized 1.2% of average managed receivables in the third quarter of fiscal 2009 from 1.0% in the prior year quarter, primarily due to the increase in the discount rate assumption used to value the retained interest to 19% from 12%.  The use of a higher discount rate reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.  Additionally, in fiscal 2009 interest income included the interest earned on the retained subordinated bonds.  Prior to January 2008, we had not retained any subordinated bonds.

PAST DUE ACCOUNT INFORMATION
	As of November 30		As of February 29 or 28
(In millions)	2008	2007	2008	2007
Loans securitized	$3,885.6	$3,631.2	$3,764.5	$3,242.1
Loans held for sale or investment	141.6	71.4	74.0	68.9
Ending managed receivables	$4,027.3	$3,702.6	$3,838.5	$3,311.0

Accounts 31+ days past due	$136.1	$93.0	$86.1	$56.9
Past due accounts as a percentage of ending managed receivables	3.38%	2.51%	2.24%	1.72%

CREDIT LOSS INFORMATION
	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2008	2007	2008	2007
Net credit losses on managed receivables	$21.6	$10.3	$48.5	$25.1
Average managed receivables	$4,076.3	$3,683.9	$4,019.0	$3,548.6
Annualized net credit losses as a percentage of average managed receivables	2.11%	1.12%	1.61%	0.94%
Recovery rate	42.4%	50.0%	44.4%	51.3%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest in securitized receivables was $315.0 million as of November 30, 2008, compared with $270.8 million as of February 29, 2008, and $233.7 million as of November 30, 2007.  Compared with both prior periods, our retained interest increased primarily as a result of our holding the retained subordinated bonds and an increase in the required excess receivables, partially offset by a decrease in the interest-only strip receivables.  We retained subordinated bonds in the term securitizations completed in January, May and July 2008.

Compared with the corresponding prior year periods, we experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables in the third quarter and in the first nine months of fiscal 2009.  We believe these increases were primarily the result of the less favorable general economic and industry trends for losses and delinquencies.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while managing risk.  Historically, we originated pools of loans targeted to have cumulative net loss rates in the range of 2.0% to 2.5%.  Receivables originated in calendar years 2003, 2004 and early 2005 experienced loss rates well below both CAF’s historical averages and these targeted loss rates.  We believe this favorability was due, in part, to the credit scorecard we implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and periods thereafter have been experiencing higher delinquency and loss rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent originations have trended higher than our initial expectations, we believe this has been primarily a reflection of the worsening economic climate.  Consequently, we have increased our cumulative net loss assumptions on several more recent securitizations, and we have continued to incorporate similar economic stress into the projections for our most recent originations.  In addition, we have tightened CAF’s lending criteria for applicants whose credit profile indicates a higher-than-average risk.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  The SG&A ratio increased to 14.9% in the third quarter of fiscal 2009 compared with 11.2% in the third quarter of the prior year.  For the nine months ended November 30, 2008, the SG&A ratio increased to 12.5% compared with 10.4% in the first nine months of the prior year.  The increases in the SG&A ratio in fiscal 2009 were mainly the result of the declines in comparable store used unit sales and average selling price.  The increases in the SG&A ratio were partially offset by reductions in variable costs.  In the current market environment, we continue to reduce variable costs by reducing associate hours and allowing natural attrition to further reduce store staffing.  In addition, we have implemented a hiring freeze at the home office and are carefully monitoring expenses at CAF.

SG&A expenses for the third quarter of fiscal 2009 included a number of non-recurring items, which in the aggregate reduced results by $0.01 per share.  These items included approximately $7 million of severance costs related to a reduction in our service operations workforce in October and $6 million of costs for the termination of store site acquisitions resulting from our decision to slow our store growth.  These costs were partially offset by a $10 million benefit related to our previously announced decision to freeze our pension plans as of December 31, 2008.

In addition, in the first quarter of fiscal 2009, we accrued costs related to litigation that reduced net earnings by $0.02 per share.

Income Taxes.  The effective income tax rate was 36.4% in the third quarter of fiscal 2009 compared with 39.0% in the third quarter of fiscal 2008.  For the first nine months of the year, the effective tax rate was 39.5% in fiscal 2009 compared with 38.9% in fiscal 2008.  Given the current economic conditions and the related impact on the ability to project future results, we determined that the use of the year-to-date effective tax rate versus the estimated annual effective tax rate as used in prior quarters is a more accurate reflection of the results for the quarter and year to date.  The effective tax rate for the quarter and the related tax benefit that was realized on the net loss for the third quarter of fiscal 2009 reflect the impact of this adjustment as well as the impact of other permanent tax differences for the year.

OPERATIONS OUTLOOK

Store Openings and Capital Expenditures. In August 2008, we announced that we would temporarily slow our store growth as a result of the weak economic and sales environment.  During the third quarter, conditions further deteriorated and as a consequence we have decided to temporarily suspend our store growth.  We plan to open one non-production store, which is currently under construction in the Washington, D.C., market, in either late fiscal 2009 or early fiscal 2010.  We have three other stores that are currently under construction in Augusta, Georgia; Cincinnati, Ohio; and Dayton, Ohio.  These stores will be completed but they will not be opened until market conditions improve.

We currently estimate gross capital expenditures will total between $175 million and $190 million in fiscal 2009.  These expenditures primarily relate to construction costs for the ten stores that were opened in the first nine months of the year and the four stores that are still under construction.  We had originally expected gross capital expenditures would total approximately $350 million in fiscal 2009.  The reduction in planned capital spending reflects our decision to suspend store growth and the related reduction in land purchases for future store openings.

Fiscal 2009 Comparable Store Sales and Earnings Per Share Expectations.  As a result of the unprecedented declines in traffic and sales and the continuing volatility in the asset-backed credit markets, we do not believe we can make a meaningful projection of fiscal 2009 comparable store sales or earnings.

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

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. Net cash from operating activities increased to $306.6 million in the first nine months of fiscal 2009 from $158.9 million in the first nine months of fiscal 2008, primarily reflecting the significant decrease in inventory in fiscal 2009 partially offset by the decline in net earnings.  We reduced inventory by $374.3 million in the first nine months of fiscal 2009 compared with an increase of $56.1 million in the prior-year period.  In fiscal 2009, we dramatically reduced our used vehicle inventory levels to bring them in line with the lower sales rate.  The fiscal 2009 inventory reduction also reflects the decrease in vehicle acquisition costs for most vehicle categories.  The increase in inventories in the first nine months of fiscal 2008 reflected the combination of the additional inventories needed to support the expansion of our store base and the expansion of a test in select stores to determine whether a modest expansion of onsite vehicle inventory, generally in the range of 50 to 100 cars per store, would have a favorable effect on sales.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4 to our consolidated financial statements, totaled $3.89 billion as of November 30, 2008, and $3.63 billion as of November 30, 2007.  During the first nine months of fiscal 2009, we completed two term securitizations of auto loan receivables.  In July 2008, we completed a term securitization of $525 million of auto loan receivables, and in May 2008 we completed a term securitization of $750 million of auto loan receivables.  We retained a total of $70.3 million face value of subordinated bonds in these two securitizations.

During the second quarter of fiscal 2009, we increased the capacity of the warehouse facility, which expires in July 2009, by $400 million to a total of $1.4 billion.  As of November 30, 2008, $907 million of auto loan receivables were securitized through the warehouse facility and unused warehouse capacity totaled $493 million.  We intend to enter into new, or renew or expand existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical costs and the timing of these transactions could be dictated by market availability rather than our requirements.  In addition, we are currently evaluating other alternatives to preserve the sales associated with the CAF origination channel.  Given the limited activity in the public asset-backed securitization market, during the latter half of the third quarter of fiscal 2009 we elected to slow the use of capacity in our warehouse facility.  We accomplished this by allowing our third-party finance providers to increase their share of originations.

Investing Activities.  Net cash used in investing activities was $139.6 million in the first nine months of fiscal 2009, compared with $196.0 million in the first nine months of the prior year.  Cash used in investing activities consists almost entirely of capital expenditures, which primarily includes store construction costs and the cost of land acquired for future year store openings.  These expenditures will vary from quarter to quarter based on the timing of store openings and land acquisitions.  Capital expenditures totaled $164.0 million in the fiscal 2009 period and $192.4 million in the fiscal 2008 period.  Our investment in future store sites was lower in fiscal 2009 than in fiscal 2008 as a result of our decision to slow and then to temporarily suspend store growth.

Historically, capital expenditures have been funded with internally generated funds, short- and long-term debt and sale-leaseback transactions.  During the third quarter of fiscal 2009, we entered into sale-leaseback agreements having a total sales price of $31.3 million for our two used car superstores in Austin, Texas.  We received proceeds of $25.4 million during the third quarter, and we provided short-term financing for the remaining $5.9 million, which we expect to receive in fiscal 2010.

As of November 30, 2008, we owned our home office in Richmond, Virginia, and owned 41 superstores currently in operation, including the superstore subject to the sale-leaseback agreement that we expect to complete in fiscal 2010.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  In the first nine months of fiscal 2009, net cash used in financing activities was $41.8 million while in the first nine months of fiscal 2008 net cash provided by financing activities was $26.0 million. During the third quarter of fiscal 2009, due to the unprecedented conditions in the credit markets, we felt that it was prudent to maintain a higher-than-normal cash balance.  Despite the increase in cash and the decline in our results, during the first nine months of fiscal 2009 we reduced total debt by $52.2 million.  During the first nine months of fiscal 2008, we increased total debt by $7.0 million.

During the second quarter of fiscal 2009, we increased the aggregate borrowing limit under our revolving credit facility by $200 million to a total of $700 million.  The credit facility expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are subject to limitation based on a specified percentage of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2008, $248.4 million was outstanding under the credit facility and $225.4 million of the remaining balance was available to us.  The outstanding balance included $12.1 million classified as short-term debt, $86.3 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $86.3 million of the outstanding balance as of November 30, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

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

Retained interest in securitized receivables was valued at $315.0 million as of November 30, 2008 and $270.8 million as of February 29, 2008.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $228.4 million and $227.7 million as of November 30, 2008, and February 29, 2008, respectively.  In addition, the retained interest included retained subordinated bonds totaling $86.6 million and $43.1 million as of November 30, 2008, and February 29, 2008, respectively.

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

During the first nine months of fiscal 2009, changes were made to certain key assumptions used in measuring the fair value of retained interest.  For a discussion of the effects of these changes, see the “(Loss) Gain and Loans Sold” section of CarMax Auto Finance Income in MD&A starting on page 30.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, retained interest is classified as a Level 3 asset in accordance with the SFAS 157 hierarchy.  Retained interest represents 67.2% of the total assets measured at fair value, as disclosed in Note 6.

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

▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory environment in which we operate.
▪	The loss of key employees from our store, region and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	Adverse conditions affecting one or more domestic-based automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The occurrence of certain other material events.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables. As of November 30, 2008, and February 29, 2008, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES
(In millions)	November 30, 2008	February 29, 2008
Principal amount of:
Fixed-rate securitizations	$2,562.4	$2,533.4
Floating-rate securitizations synthetically altered to fixed (1)	1,323.0	1,230.6
Floating-rate securitizations	0.3	0.5
Loans held for investment (2)	120.7	69.0
Loans held for sale (3)	20.9	5.0
Total	$4,027.3	$3,838.5
(1)Includes $416.3 million of variable-rate securities issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2)The majority is held by a bankruptcy-remote special purpose entity.
(3)Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our net earnings per share by less than $0.01 for the three months ended November 30, 2008 and $0.01 for the nine months ended November 30, 2008.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involve: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consists of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004 to the present.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.

In November 2008, the United States District Court of the Eastern District of Virginia dismissed, without prejudice, the Rangos putative class action lawsuit in response to the plaintiff’s voluntary motion to dismiss. This lawsuit was related to alleged violations of federal securities laws.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2008, and in our Form 10-Q for our second fiscal quarter ended August 31, 2008, should be considered. Additionally, we are subject to the risk set forth below:

Domestic-based Automotive Manufacturers.  Adverse conditions affecting one or more domestic-based automotive manufacturers may impact our profitability.  Recently, the financial condition and operating results of these manufacturers have deteriorated significantly, and it is possible that one or all of these manufacturers could file for bankruptcy protection.  Certain actions that these manufacturers may take, including bankruptcy filing, could have a material effect on our business, results of operations and financial condition.

The risks included in the Form 10-K, the second quarter Form 10-Q and as set forth above could materially and adversely affect our business, financial condition, and results of operations.

Other than as set forth above and in the second quarter Form 10-Q, there have been no material changes to the factors discussed in our Form 10-K.

Item 6.	Exhibits

4.2	Appointment, Assignment and Assumption Agreement, dated as of November 28, 2008, between CarMax, Inc. and American Stock Transfer & Trust Company, LLC, filed herewith.

10.1	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed herewith. *

10.2	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, filed herewith. *

10.3	Form Amendment to Employment/Severance Agreement between CarMax, Inc. and certain named and other executive officers, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and
Chief Financial Officer

January 8, 2009

EXHIBIT INDEX

4.2	Appointment, Assignment and Assumption Agreement, dated as of November 28, 2008, between CarMax, Inc. and American Stock Transfer & Trust Company, LLC, filed herewith.

10.1	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed herewith. *

10.2	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, filed herewith. *

10.3	Form Amendment to Employment/Severance Agreement between CarMax, Inc. and certain named and other executive officers, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.