Form 10-K
period 2009-04-09
CARMAX INC
filed 2009-04-24
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No ☐

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
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2008, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $3.3 billion.

On March 31, 2009, there were 220,391,906 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2009 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2009

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

CarMax Business.  We are the nation’s largest retailer of used cars, based on the 345,465 used vehicles we retailed during the fiscal year ended February 28, 2009.  As of the end of fiscal 2009, we operated 100 used car superstores in 46 metropolitan markets.  In addition, we sold 194,081 wholesale vehicles in fiscal 2009 through on-site auctions.

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

We also sell new vehicles at five locations under franchise agreements with four new car manufacturers (Chrysler, General Motors, Nissan and Toyota).  In fiscal 2009, new vehicles comprised 3% of our total retail vehicle unit sales.

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

We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a consumer’s vehicle and make an offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  Historically, we have acquired the majority of our retail used vehicle inventory through this unique in-store appraisal process.  We also acquire a significant portion of our used vehicle inventory through wholesale auctions and, to a lesser extent, directly from other sources, including wholesalers, dealers and fleet owners.  Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

Our inventory management and pricing system tracks each vehicle throughout the sales process.  Using the information provided by this system and applying statistical modeling techniques, we are able to optimize our inventory mix, anticipate future inventory needs at each store, evaluate sales consultant and buyer performance and refine our vehicle pricing strategy.  Because of the pricing discipline afforded by the inventory management and pricing system, more than 99% of the entire used car inventory offered at retail is sold at retail.

Industry and Competition. The U.S. used car marketplace is highly fragmented and competitive.  According to industry sources, in December 2008 there were approximately 20,000 franchised automotive dealerships, who sell both new and used vehicles.  In addition, used vehicles were sold by approximately 39,000 independent used vehicle dealers, as well as millions of private individuals.  Our primary competitors are the franchised auto dealers, who sell the majority of late-model used vehicles.  Independent used car dealers predominantly sell older, higher mileage cars than we do.  During fiscal 2009, the recessionary environment reduced consumers' desire and ability to purchase vehicles, and it also increased the rate of dealership closures.  In the coming year, while the financial strains of the current economy will likely cause additional dealerships to close or consolidate at a higher-than-average rate, we expect the industry to remain highly fragmented.

Based on industry data, there were more than 36 million used cars sold in the U.S. in calendar year 2008, of which approximately 16 million were estimated to be late-model, 1 to 6 year old vehicles.  While we are the largest retailer of used vehicles in the U.S., selling nearly twice as many used vehicles as the next largest retailer in calendar 2008, we still represented only approximately 2% of the total late-model used units sold.  Over the last several years, competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  In both the used and new vehicle markets, we seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive advantages in used vehicle retailing are our ability to provide a high degree of customer satisfaction with the car-buying experience; our competitively low prices; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; and the locations of our retail stores.  Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore.  Transfer fees may apply, depending on the distance the vehicle needs to travel.  In fiscal 2009, nearly 25% of our vehicles sold were transferred at customer request.  Our

Certified Quality Inspection assures that every vehicle we offer for sale meets stringent mechanical, electrical and safety standards.  We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty.  Other competitive advantages include our ability to offer or arrange customer financing with competitive terms and the comprehensiveness and cost of the extended service plans we offer.  We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

Our sales consultants play a significant role in ensuring a customer-friendly sales process.  A sales consultant is paid a commission based on a fixed dollars-per-unit standard, thereby earning the same dollar sales commission regardless of the gross profit on the vehicle being sold.  The sales consultant normally receives no commission on the finance process.  This ensures that the sales consultant’s primary objective is helping customers find the right vehicles for their needs at prices they can afford.  In contrast, sales and finance personnel at traditional dealerships typically receive higher commissions for negotiating higher prices and interest rates, and for steering customers toward vehicles with higher gross profit.

In the new vehicle market, we compete with other franchised dealers.  Historically, the new vehicle market has been served primarily by dealerships employing traditional automotive selling methods.  We believe our customer-friendly, low-pressure sales methods are points of competitive differentiation.

In our wholesale auctions, we compete with other automotive auction houses.  We believe our principal competitive advantages include our high vehicle sales rate, our conditional announcement and arbitration policies, our broad geographic distribution and our dealer-friendly practices.  Because we own the cars that we auction, we generally sell between 97% and 100% of the vehicles offered, which is substantially higher than the sales rate at most other auto auctions.  Our policy of making conditional announcements, noting mechanical and other issues found during our appraisal process, is also not a typical practice used at other auctions of older, higher mileage vehicles.  Together, these factors make our auctions attractive to dealers, and they allow us to achieve a dealer-to-car attendance ratio that is much higher than the typical auto auction.

Marketing and Advertising.  Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on attracting customers who are already considering buying or selling a vehicle.  We use market awareness and customer satisfaction surveys to help tailor our marketing efforts to the purchasing habits and preferences of customers in each market area.  Our marketing strategies are implemented primarily through television and radio broadcasts, carmax.com, Internet search engines and online classified listings.  Television and radio broadcast advertisements are designed to build consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer.  Broadcast and Internet advertisements are designed to drive customers to our stores and to carmax.com.  Newspaper advertisements promote our broad selection of vehicles and price competitiveness, targeting consumers with immediate purchase intentions.

We continue to adjust our marketing programs in response to the evolving media landscape.  We have customized our marketing program based on awareness levels in each market.  In many markets, we have expanded the use of Internet-based advertising while curtailing the use of newspaper advertising.  We are building awareness and driving traffic to our stores and carmax.com by listing every retail vehicle on both AutoTrader.com and cars.com.  Through their syndicated networks, AutoTrader.com and cars.com vehicle listings appear on sites that we believe are visited by a majority of buyers of late-model used vehicles who use the Internet in their shopping process.  Our advertising on the Internet also includes banner and keyword advertisements on search engines, such as Google and Yahoo!

Our website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online.  The website offers complete inventory and pricing search capabilities.  Information on each of the thousands of cars available in our nationwide inventory is updated daily.  Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles.  The site also includes features such as detailed vehicle reviews, payment calculators and email alerts when new inventory arrives.  Virtually any used vehicle in our nationwide inventory can be transferred at customer request to their local superstore.  Customers can contact sales consultants online via carmax.com, by telephone or by fax.  Customers can work with these sales consultants from the comfort of home, including applying for financing, and they need to visit the store only to sign the paperwork and pay for and pick up their vehicle. Our survey data indicates that during fiscal 2009, more than 70% of customers who purchased a vehicle from us had visited our website first.

Suppliers for Used Vehicles.  We acquire used vehicle inventory directly from consumers through our in-store appraisal process and through other sources, including local, regional and online auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  In calendar 2008, more than 36 million used vehicles were remarketed in the U.S., of which approximately 9 million had been sourced at wholesale auction.

Our used vehicle inventory acquired directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects the tastes of each market.  In fiscal 2007, we began testing a stand-alone car-buying center in Atlanta, Georgia.  Our goal for the car-buying center was to increase appraisal traffic and generate incremental vehicle purchases from individual consumers.  We expanded this test in fiscal 2008 and fiscal 2009, and we operated a total of five car-buying centers as of February 28, 2009.

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

The inventory purchasing function is primarily performed at the store level and is the responsibility of the buyers, who handle both on-site appraisals and off-site auction purchases.  Our buyers evaluate all used vehicles based on internal and external auction data and market sales, as well as estimated reconditioning costs and, for off-site purchases, transportation costs.  Our buyers, in collaboration with our home office staff, utilize the extensive inventory and sales trend data available through the CarMax information system to decide which inventory to purchase at off-site auctions.  Our inventory and pricing models help the buyers tailor inventories to the buying preferences at each superstore, recommend pricing adjustments and optimize inventory turnover to help maintain gross profit per unit.

Based on consumer acceptance of the in-store appraisal process, our experience and success to date in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.

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

Seasonality. Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  In fiscal 2009, the traditional seasonal sales patterns were masked by the weakness in the economy and the stresses on consumer spending, which adversely affected industry-wide auto sales.

Products and Services
Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our used car selection covers popular brands from manufacturers such as Chrysler, Ford, General Motors, Honda, Hyundai, Mazda, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen and luxury brands such as Acura, BMW, Infiniti, Lexus and Mercedes.  Our primary focus is vehicles that are 1 to 6 years old, have fewer than 60,000 miles and generally range in price from $11,000 to $28,000.  For the more cost-conscious consumer, we also offer used cars that are more than 6 years old or have 60,000 miles or more and that generally range in price from $7,700 to $20,000.

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

Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process.  This process includes a comprehensive Certified Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle.  Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our high quality standards.  Our service technicians complete vehicle inspections.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services. Some superstores depend upon nearby, typically larger, superstores for reconditioning, which increases efficiency and reduces overhead.

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

Wholesale Auctions. Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions.  As of February 28, 2009, wholesale auctions were conducted at 49 of our 100 superstores and were generally held on a weekly or bi-weekly basis.  Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores and the market awareness of CarMax and our in-store appraisal offer in that market.  The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers.  To participate in a CarMax auction, dealers must register with our centralized auction support group, at which time we determine the purchase limit available to each dealer.  We make conditional announcements on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  The average auction sales rate was 97% in fiscal 2009.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.

Customer Credit.  We offer customers a wide range of financing alternatives, which we believe enhances the CarMax consumer offer.  Before the effect of 3-day payoffs and vehicle returns, CAF financed more than 40% of our retail vehicle unit sales in fiscal 2009.  Customer credit applications are initially reviewed by CAF and may also be reviewed by a third-party provider.  Customers who are not approved by either CAF or the initial third-party provider may be evaluated by other lenders.  Having a wide array of financing sources not only increases discrete approvals, but also expands the choices for our customers.  To this end, we have tested, and will continue to test, other third-party providers.

Customers applying for financing provide credit information that is electronically submitted by sales consultants through our proprietary information system.  A majority of applicants receive a response within five minutes.  The vehicle financings are retail installment contracts secured by the vehicles financed.  For the majority of the loans arranged by the third-party providers, we are paid a fixed, prenegotiated fee per vehicle financed.  We have no recourse liability on retail installment contracts arranged with third-party providers.  Customers are permitted to refinance or pay off their loans within three business days of a purchase without incurring any finance or related charges.

Extended Service Plans.  At the time of the sale, we offer the customer an extended service plan.  We sell these plans on behalf of unrelated third parties that are the primary obligors.  Under the third-party service plan programs, we have no contractual liability to the customer.  The extended service plans have terms of coverage from 12 to 72 months, depending on the vehicle mileage, make and age.  We offer extended service plans at low, fixed prices, which are based primarily on the historical repair record of the vehicle make and model and the length of coverage selected.  All extended service plans that we sell (other than manufacturer programs) have been designed to our specifications and are administered by the third parties through private-label arrangements.  We receive a commission from the administrator at the time the extended service plan is sold.  In fiscal 2009, more than half of the customers purchasing a used vehicle from CarMax also purchased an extended service plan.

Our extended service plan customers have access to vehicle repair service at each CarMax store and to the third-party administrators’ nationwide network consisting of thousands of independent and franchised service providers.  We believe that the quality of the services provided by this network, as well as the broad scope of our extended service plans, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

Systems
Our stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions.  Using in-store information kiosks, customers can search our entire vehicle inventory and print a detailed listing for any vehicle, which includes the vehicle’s features and specifications and its location on the display lot.  Our inventory management system tracks every vehicle through its life from purchase through reconditioning and test-drives to ultimate sale.  Bar codes are placed on each vehicle and on each parking space on the display lot, and all vehicle bar codes are scanned daily as a loss prevention measure.  Test-drive information is captured on every vehicle using radio frequency identification devices, linking the specific vehicle and the sales consultant.  We also capture data on vehicles we wholesale, which helps us track market pricing.  An online finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction.  Behind the scenes, our proprietary store technology provides our management with real-time information about every aspect of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. In addition, our store system provides a direct link to our proprietary credit processing information system to facilitate the credit review and approval process.

Our inventory management and pricing system allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each superstore.  This system also generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on complex algorithms that take into account factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which minimizes the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.

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

Associates
On February 28, 2009, we had a total of 13,035 associates, including 10,101 hourly and salaried associates and 2,934 sales associates, who worked on a commission basis.  Sales consultants include both full-time and part-time employees.  We employ additional associates during peak selling seasons.  As of February 28, 2009, our location general managers averaged more than nine years of CarMax experience, in addition to prior retail management experience.  We open new stores with experienced management teams drawn from existing stores.

We believe we have created a unique corporate culture and maintain good employee relations. No associate is subject to a collective bargaining agreement. We focus on providing our associates with the information and resources they need to offer exceptional customer service.  We reward associates whose behavior exemplifies our culture, and we believe that our favorable working conditions and compensation programs allow us to attract and retain highly qualified individuals.  We have been recognized for the success of our efforts by a number of external organizations.

Training.  To further support our emphasis on attracting, developing and retaining qualified associates, we have made a commitment to providing exceptional training programs.  On average, each store associate completed at least 13 online or classroom courses, totaling more than 57 hours of training per associate in fiscal 2009.  Store associates receive structured, self-paced training that introduces them to company policies and their specific job responsibilities through KMX University – our proprietary intranet-based testing and tracking system.  KMX University is comprised of customized applications hosted within a learning management system that allow us to author, deliver and track training events and to measure associate competency before and after training.  In fiscal 2009, nearly one million hours of training were delivered through KMX University.  Most new store associates are also assigned mentors who provide on-the-job guidance and support.

We also provide comprehensive, facilitator-led classroom training courses to sales consultants, buyers, automotive technicians and managers.  All sales consultants receive extensive customer service training both initially and on an ongoing basis.  Buyers-in-training undergo a 6- to 18-month apprenticeship under the supervision of experienced buyers, and they generally will assist with the appraisal of more than 1,000 cars before making their first independent purchase.  We utilize a mix of internal and external technical training programs in an effort to provide a stable future supply of qualified technicians.  Reconditioning and mechanical technicians attend in-house and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles we sell.  Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles.  Additionally, our new managers attend an intensive week-long workshop at the home office where they meet with senior leaders and learn fundamental CarMax management skills.

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

Claims arising out of actual or alleged violations of law could be asserted against us by individuals or governmental authorities and could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.

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

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as any amendments to those reports, are available without charge through our website, carmax.com, as soon as reasonably practicable after filing or furnishing the material to the Securities and Exchange Commission (“SEC”).  The contents of our website are not, however, part of this report.

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

Capital.  Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion, when resumed, and financing of auto loan receivables, could adversely affect growth and operating strategies.  Further, our current credit facility and certain securitization and sale-leaseback agreements contain covenants and/or performance triggers.  Any failure to comply with these covenants and/or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

We use and have historically relied upon a securitization program to fund substantially all of the auto loan receivables originated by CAF.  Initially, we sell these receivables into our warehouse facility.  We periodically refinance the receivables through term securitizations.  Changes in the condition of the asset-backed securitization market have led, and could in the future lead, us to incur higher costs to access funds in this market or we could be required to seek alternative means to finance our loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse impact on our business, sales and results of operations.

Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility. If our ability to secure funds from the facility were significantly impaired, our access to working capital would be impacted, our ability to maintain appropriate inventory levels could be affected and these conditions could have a material adverse effect on our business, sales, results of operations and financial condition.

Third-Party Financing Providers.  CarMax provides financing to qualified customers through CAF and a number of third-party financing providers. In the event that one or more of these third-party providers could no longer, or choose not to, provide financing to our customers, could only provide financing to a reduced segment of our customers or could no longer provide financing at competitive rates of interest, it could have a material impact on our business, sales and results of operations.  Additionally, if we were unable to replace current third-party financing providers upon the occurrence of one or more of the foregoing events, it could also have a material impact on our business, sales and results of operations.

Competition.  Automotive retailing is a highly competitive business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.  Competitors sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  Further, new entrants to the market could result in increased acquisition costs for used vehicles and lower-than-expected vehicle sales and margins.  Competition could be affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  Customers are increasingly using the Internet to compare pricing for cars and related financing, which could further reduce sales and adversely affect our results of operations.  In addition, CAF is subject to competition from various financial institutions.

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

Regulatory and Legislative Environment.  We are subject to a wide range of federal, state and local laws and regulations, such as licensing requirements and laws regarding advertising, vehicle sales, financing and employment practices.  Our facilities and business operations are also subject to laws and regulations relating to environmental protection and health and safety.  The violation of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against business operations.  As a result, we have incurred and will continue to incur, capital and operating expenditures and other costs to comply with these laws and regulations.  Further, over the past several years, private plaintiffs and federal, state and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, financing and insurance activities in the sale and leasing of motor vehicles.  If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.

The U.S. Congress is considering and may adopt various forms of legislation designed to spur automobile sales through the use of purchase vouchers, tax credits and mass transit reimbursements.  Depending on the legislation that is adopted, if any, these incentives may only be available to consumers who purchase new vehicles or vehicles achieving high fuel-efficiency standards.  If these incentives are limited solely to purchasers of new vehicles, or if we are unable to maintain an inventory of vehicles achieving the mandated fuel-efficiency standards, these conditions could have a material adverse effect on our business, sales, results of operations and financial condition.

Management and Workforce.  Our success depends upon the continued contributions of our store, region and corporate management teams.  Consequently, the loss of the services of key employees could have a material adverse effect on our business.  In addition, when we resume store growth, we will need to hire additional personnel as we open new stores.  The market for qualified employees in the industry and in the regions in which we operate is highly competitive and could result in increased labor costs during periods of low unemployment.

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

Additionally, the Financial Accounting Standards Board is currently considering various proposed rule changes including, but not limited to, changes relating to the accounting for securitization transactions and potential changes in accounting for leases.  The SEC is currently considering adopting rules that would require U.S. issuers to prepare their financial statements contained in SEC filings in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board.  The implementation of these or other new accounting requirements or changes to U.S. generally accepted accounting principles could adversely affect our reported results of operations and financial condition.

Confidential Customer Information.  In the normal course of business, we collect, process and retain sensitive and confidential customer information.  Despite the security measures we have in place, our facilities and systems, and those of third-party service providers, could be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or by third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

Litigation.  We are subject to various litigation matters, which could adversely affect our business.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of licenses to conduct business.

Domestic-based Automotive Manufacturers.  Adverse conditions affecting one or more domestic-based automotive manufacturers could impact our profitability.  Recently, the financial condition and operating results of these manufacturers have deteriorated significantly, and it is possible that one or more of these manufacturers could file for bankruptcy protection.  Certain actions that these manufacturers may take, including bankruptcy filing, could adversely affect consumer demand for and values of used vehicles produced by these manufacturers, which could have a material effect on our business, results of operations and financial condition.

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

Real Estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion, when resumed, and could have a material adverse affect on our business and results of operations.

Other Material Events.  The occurrence of certain material events including acts of terrorism, the outbreak of war or other significant national or international events could adversely affect our business, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our used vehicle operations in two basic retail formats – production and non-production superstores.  Production superstores are those locations at which vehicle reconditioning is performed, while non-production superstores do not perform vehicle reconditioning.  In determining whether to construct a production or a non-production superstore on a given site, we take several factors into account, including the anticipated long-term reconditioning needs and the available acreage of this and other sites in that market.  As a result, some superstores that are constructed to accommodate reconditioning activities may initially be operated as non-production superstores until we expand our presence in that market.  As of February 28, 2009, we operated 59 production superstores and 41 non-production superstores. At that date, we also operated one new car store, which was located adjacent to our used car superstore in Laurel, Maryland.  Our remaining five new car franchises are operated as part of our used car superstores.

Production superstores are generally 40,000 to 60,000 square feet on 10 to 25 acres, but a few range from approximately 70,000 to 95,000 square feet on 20 to 35 acres.  Non-production superstores are generally 10,000 to 25,000 square feet on 4 to 12 acres.

Used Car Superstores as of February 28, 2009
Total
Alabama	2
Arizona	3
California	13
Colorado	1
Connecticut	2
Florida	10
Georgia	5
Illinois	6
Indiana	2
Kansas	2
Kentucky	1
Maryland	4
Mississippi	1
Missouri	1
Nebraska	1
Nevada	2
New Mexico	1
North Carolina	8
Ohio	2
Oklahoma	2
South Carolina	3
Tennessee	4
Texas	12
Utah	1
Virginia	8
Wisconsin	3
Total	100

We have financed the majority of our stores through sale-leaseback transactions.  As of February 28, 2009, we leased 59 of our 100 used car superstores.  We owned the remaining 41 stores currently in operation and the three superstores that have been substantially completed, but which will not be opened until market conditions improve.  We also own our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion
For the last several years, we expanded our store base by approximately 15% annually.  In August 2008, we announced that we would temporarily slow our store growth as a result of the weak economic and sales environment.  In December 2008, following further deterioration in market conditions, we announced a temporary suspension in store growth.  At that time, we had four stores under construction that we had originally planned to open in fiscal 2009, including stores in Potomac Mills, Virginia; Augusta, Georgia; Cincinnati, Ohio; and Dayton, Ohio.  We only opened the Potomac Mills store in our well-established Washington, D.C. market.  The remaining three stores were substantially completed at the end of fiscal 2009 and are in markets where CarMax does not already have a presence, and given the resulting low consumer awareness of our business model, we chose not to open these stores until market conditions improve.

We continue to believe that we are well positioned to succeed in the highly competitive automotive retail industry.  We have built a strong foundation for future growth based upon our unique knowledge of the used car market, established presence in key locations and ability to execute our business plan in a market subject to continuous change.  We continue to refine our operating strategies and have grown to be the nation’s largest retailer of used cars.

For additional details on fiscal 2010, see “Operations Outlook,” included in Part II, Item 7, of this Form 10-K.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.

As of February 28, 2009, there were approximately 7,000 CarMax shareholders of record.

The following table sets forth for the fiscal periods indicated, the high and low sales prices per share for our common stock, as reported on the New York Stock Exchange composite tape and adjusted for the effect of the 2-for-1 stock split in March 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009
High	$21.99	$19.95	$20.70	$10.38
Low	$17.30	$10.53	$5.76	$6.59

Fiscal 2008
High	$27.75	$27.42	$25.38	$23.47
Low	$22.63	$20.33	$18.67	$15.81

To date, we have not paid a cash dividend on CarMax common stock.  In the near term, we believe it is prudent to retain our net earnings for use in operations and to maintain maximum financial flexibility and liquidity for our business.  Longer term, we intend to continue to retain our net earnings for use in operations and, when we resume our store growth plan, for geographic expansion.  Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of fiscal 2009, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.  In addition, we did not repurchase any CarMax equity securities during this period.

Performance Graph
The following graph compares the five-year cumulative total return among CarMax common stock, the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in our common stock and in each index on February 28, 2004, and the reinvestment of dividends, if applicable.

	As of February 28 or 29
	2004	2005	2006	2007	2008	2009
CarMax	$100.00	$97.06	$92.41	$155.00	$108.00	$55.47
S&P 500 Index	$100.00	$106.98	$115.96	$129.84	$125.17	$70.95
S&P 500 Retailing Index	$100.00	$110.07	$123.02	$136.39	$107.35	$71.56

Item 6.  Selected Financial Data.

	FY09	FY08	FY07	FY06	FY05	FY04
Income statement information (In millions)
Used vehicle sales	$5,690.7	$6,589.3	$5,872.8	$4,771.3	$3,997.2	$3,470.6
New vehicle sales	261.9	370.6	445.1	502.8	492.1	515.4
Wholesale vehicle sales	779.8	985.0	918.4	778.3	589.7	440.6
Other sales and revenues	241.6	254.6	229.3	207.6	181.3	171.1
Net sales and operating revenues	6,974.0	8,199.6	7,465.7	6,260.0	5,260.3	4,597.7
Gross profit	968.2	1,072.4	971.1	790.7	650.2	570.9
CarMax Auto Finance income	15.3	85.9	132.6	104.3	82.7	85.0
SG&A	882.4	858.4	776.2	674.4	565.3	479.3
Earnings before income taxes	96.8	297.1	323.3	217.6	165.8	178.4
Income tax provision	37.6	115.0	124.8	83.4	64.5	68.9
Net earnings	59.2	182.0	198.6	134.2	101.3	109.6
Share and per share information (Shares in millions)
Weighted average shares outstanding:
Basic	217.5	216.0	212.5	209.3	208.1	207.0
Diluted	220.5	220.5	216.7	212.8	211.3	210.6
Net earnings per share:
Basic	$0.27	$0.84	$0.93	$0.64	$0.49	$0.53
Diluted	$0.27	$0.83	$0.92	$0.63	$0.48	$0.52
Balance sheet information (In millions)
Total current assets	$1,287.8	$1,356.9	$1,150.5	$941.7	$853.0	$760.5
Total assets	2,379.2	2,333.2	1,885.6	1,509.6	1,306.3	1,055.1
Total current liabilities	490.8	490.0	512.0	344.9	317.8	232.2
Short-term debt	0.9	21.0	3.3	0.5	65.2	4.4
Current portion of long-term debt	158.1	79.7	148.4	59.8	0.3	—
Long-term debt, excluding current portion	178.1	227.2	33.7	134.8	128.4	100.0
Total shareholders’ equity	1,593.1	1,488.9	1,247.4	980.1	814.2	688.0
Unit sales information
Used vehicle units sold	345,465	377,244	337,021	289,888	253,168	224,099
New vehicle units sold	11,084	15,485	18,563	20,901	20,636	21,641
Wholesale vehicle units sold	194,081	222,406	208,959	179,548	155,393	127,168
Percent changes in
Comparable store used vehicle unit sales	(16)	3	9	4	1	6
Total used vehicle unit sales	(8)	12	16	15	13	18
Total net sales and operating revenues	(15)	10	19	19	14	16
Net earnings	(67)	(8)	48	32	(8)	21
Diluted net earnings per share	(67)	(10)	46	31	(8)	21
Other year-end information
Used car superstores	100	89	77	67	58	49
Associates	13,035	15,637	13,736	11,712	10,815	9,355

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

BUSINESS OVERVIEW

General
CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of February 28, 2009, we operated 100 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2009, we sold 345,465 used cars, representing 97% of the total 356,549 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer is structured around our four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”) and vehicle repair service.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of February 28, 2009, we conducted auctions at 49 used car superstores.  During fiscal 2009, we sold 194,081 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of third-party financing providers.  As of February 28, 2009, these third parties included Bank of America Dealer Financial Services, Capital One Auto Finance, CitiFinancial Auto, Santander Consumer USA, Wachovia Dealer Services and Wells Fargo Auto.  We collect fixed, prenegotiated fees from the majority of the third-party providers, and we periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  As of February 28, 2009, the used vehicle third-party ESP providers were CNA National Warranty Corporation and The Warranty Group.  We have no contractual liability to the customer under these third-party service plans.  Extended service plan revenue represents commissions from the unrelated third parties.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth, both from new stores and from stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

We are still at a relatively early stage in the national rollout of our retail concept, and as of February 28, 2009, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.  Prior to August 2008, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In August 2008, we announced that we would temporarily slow our store growth as a result of the weak economic and sales environment.  In December 2008, following further deterioration in market conditions we announced a temporary suspension in store growth.  We believe this suspension will reduce our capital needs and improve profitability.

In the near term, our principal challenges are related to the recession, which caused a dramatic decline in industry-wide auto sales, and the disruption of the asset-backed securitization market, which historically has been used to provide funding for CAF loan originations.  In fiscal 2009, we experienced a large decline in customer traffic, which led to significant reductions in our sales and gross profits and caused the deleveraging of our selling, general and administrative expenses.  A decline in investor interest in asset-backed securities caused us to slow CAF’s share of originations in the second half of fiscal 2009, in an effort to slow the utilization of our warehouse facility.

Longer term, when economic conditions improve and we resume geographic growth, we believe the principal challenges we face will include our ability to build our management bench strength to support the store growth and our ability to procure suitable real estate at reasonable costs.  We staff each newly opened store with an experienced management team.  Therefore, when we are expanding our store base, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2009 Highlights
•	We believe the weakness in the economy and the stresses on consumer spending caused by the recession adversely affected industry-wide auto sales in fiscal 2009.
•
Net sales and operating revenues decreased 15% to $6.97 billion from $8.20 billion in fiscal 2008, while net earnings decreased to $59.2 million, or $0.27 per share, from $182.0 million, or $0.83 per share.

•
Total used vehicle revenues declined 14% to $5.69 billion versus $6.59 billion in fiscal 2008.  Total used vehicle unit sales decreased 8%, reflecting the combination of a 16% decrease in comparable store used unit sales partially offset by the growth in our store base.  The average used vehicle selling price declined 6%, primarily as a result of a decline in acquisition costs caused by the weak wholesale vehicle market.

•	We opened 11 used car superstores in fiscal 2009, increasing our store base by 12%. We expanded our presence in five existing markets and we entered five new markets.
•
Total wholesale vehicle revenues decreased 21% to $779.8 million versus $985.0 million in fiscal 2008, reflecting the combination of a 13% decline in wholesale unit sales and a 10% decline in average wholesale selling price.  The decline in unit sales reflected a decrease in both our appraisal traffic and our appraisal buy rate (defined as the number of appraisal purchases as a percent of the number of vehicles appraised).

•
Our total gross profit decreased to $968.2 million compared with $1.07 billion in fiscal 2008, primarily because of the significant decline in used and wholesale unit sales.  Despite the difficult sales environment, our total gross profit dollars per unit decreased only $16 to $2,715 per unit from $2,731 per unit in fiscal 2008.  We believe our ability to maintain a generally consistent level of gross profit per unit, despite the challenging sales environment and an unprecedented decline in wholesale market prices in fiscal 2009, was due in large part to the effectiveness of our proprietary inventory management systems and processes and our success in dramatically reducing inventories to keep them aligned with sales.

•
CAF income decreased to $15.3 million compared with $85.9 million in fiscal 2008.  In both periods, CAF results were reduced by adjustments related to loans originated in previous fiscal years.  The adjustments totaled $81.8 million, or $0.23 per share, in fiscal 2009 and $9.6 million, or $0.03 per share, in fiscal 2008.  The fiscal 2009 adjustments included approximately $32.0 million of mark-to-market write-downs on subordinated bonds, $31.8 million for increased cumulative net loss assumptions and $18.0 million for increased funding costs.  CAF’s gain on loans originated and sold declined to $46.5 million compared with $58.1 million in fiscal 2008.  In fiscal 2009, CAF’s loan origination volume was adversely affected by the decreases in our used unit sales and average selling price and a decrease in the percentage of sales financed by CAF.

•
Selling, general and administrative (“SG&A”) expenses increased 3% to $882.4 million from $858.4 million in fiscal 2008, significantly less than the 12% increase in our store base.  SG&A as a percent of net sales and operating revenues (the “SG&A ratio”), increased to 12.7% from 10.5% in fiscal 2008 reflecting the significant declines in comparable store used unit sales and average selling price, partially offset by reductions in variable costs.

•
Net cash provided by operating activities increased to $264.6 million compared with $79.5 million in fiscal 2008, primarily reflecting the large reduction in used vehicle inventories in fiscal 2009, partially offset by the decrease in net earnings.

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

Securitization Transactions
We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  The securitization transactions are accounted for as sales.  A gain, recorded at the time of the securitization transaction, results from recording a receivable equal to the present value of the residual cash flows we expect to receive over the life of the securitized receivables.  The fair value of our retained interest in securitization transactions includes the present value of the residual cash flows we expect to receive over the life of the securitized receivables, reserve accounts, an undivided ownership interest in certain receivables and retained subordinated bonds.

The present value of the residual cash flows we expect to receive over the life of the securitized receivables is determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, funding costs and discount rates appropriate for the type of asset and risk.  These assumptions are derived from historical experience and projected economic trends.  Adjustments to one or more of these assumptions could have a material impact on the fair value of the retained interest.  The fair value of the retained interest could also be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate and credit markets.  Note 2(C) includes a discussion of accounting policies related to securitizations.  Note 4 includes a discussion of securitizations and provides a sensitivity analysis showing the hypothetical effect on the retained interest if there were variations from the assumptions used.  Note 6 includes a discussion on fair value measurements.  In addition, see the “CarMax Auto Finance Income” section of this MD&A for a discussion of the effect of changes in our assumptions.

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

We also sell ESPs on behalf of unrelated third parties to customers who purchase a vehicle.  Because we are not the primary obligor under these service plans, we recognize commission revenue on the ESPs at the time of sale, net of a reserve for returns.  The reserve for ESP cancellations is recorded based on historical experience and trends, and it could be affected if future ESP cancellations differ from historical averages.

Income Taxes
Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets.  In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain at the time of the transactions.  We adjust our income tax provision in the period in which we determine that it is probable that our actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.  Note 8 includes information regarding income taxes.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for a capital loss carryforward that may not be utilized before its expiration, we believe that our recorded deferred tax assets as of February 28, 2009, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would increase in the period when the change in circumstances occurs.

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

Defined Benefit Retirement Plan
The plan obligations and related assets of our defined benefit retirement plan are presented in Note 9.  Plan assets, which consist primarily of marketable equity and debt instruments, are valued using current market quotations.  Plan obligations and the annual pension expense are determined by independent actuaries using a number of assumptions that we provide.  Key assumptions used to measure the plan obligations include the discount rate, the rate of compensation increases, the future return on plan assets and the mortality rate.  In determining the discount rate, we use the current yield on high-quality, fixed-income debt instruments that have maturities that approximate the expected timing of the anticipated benefit payments.  Compensation increase assumptions for periods prior to December 31, 2008, were based upon our historical experience and anticipated future board and management actions.  Asset returns are estimated based upon the anticipated average yield on the plan assets.  Effective December 31, 2008, we froze the benefits under the plan, and no additional benefits will accrue to participants after that date.  Other than the effects of the plan freeze, we do not believe that any significant changes in assumptions used to measure the plan obligations are likely to occur that would have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

Net Sales and Operating Revenues
	Years Ended February 28 or 29
(In millions)	2009	%	2008	%	2007	%
Used vehicle sales	$5,690.7	81.6	$6,589.3	80.4	$5,872.8	78.7
New vehicle sales	261.9	3.8	370.6	4.5	445.1	6.0
Wholesale vehicle sales	779.8	11.2	985.0	12.0	918.4	12.3
Other sales and revenues:
Extended service plan revenues	125.2	1.8	132.4	1.6	114.4	1.5
Service department sales	101.2	1.5	96.0	1.2	90.6	1.2
Third-party finance fees, net	15.3	0.2	26.1	0.3	24.3	0.3
Total other sales and revenues	241.6	3.5	254.6	3.1	229.3	3.1
Total net sales and operating revenues	$6,974.0	100.0	$8,199.6	100.0	$7,465.7	100.0

Retail Vehicle Sales Changes
	Years Ended February 28 or 29
	2009	2008	2007
Vehicle units:
Used vehicles	(8)%	12%	16%
New vehicles	(28)%	(17)%	(11)%
Total	(9)%	10%	14%

Vehicle dollars:
Used vehicles	(14)%	12%	23%
New vehicles	(29)%	(17)%	(11)%
Total	(14)%	10%	20%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Retail Vehicle Sales Changes
	Years Ended February 28 or 29
	2009	2008	2007
Vehicle units:
Used vehicles	(16)%	3%	9%
New vehicles	(25)%	(11)%	(11)%
Total	(17)%	2%	8%

Vehicle dollars:
Used vehicles	(21)%	3%	16%
New vehicles	(26)%	(11)%	(12)%
Total	(21)%	2%	13%

Change in Used Car Superstore Base
	Years Ended February 28 or 29
	2009	2008	2007
Used car superstores, beginning of year	89	77	67
Superstore openings	11	12	10
Used car superstores, end of year	100	89	77
Openings as a percent of the beginning-of-year store base	12%	16%	15%

During fiscal 2009, we opened 11 used car superstores, expanding our presence in 5 existing markets and opening stores in 5 new markets, including Huntsville, Alabama; Phoenix, Arizona (2 stores opened); Colorado Springs, Colorado; Tulsa, Oklahoma; and Charleston, South Carolina.

Used Vehicle Sales
Fiscal 2009 Versus Fiscal 2008.  Our 14% decrease in used vehicle revenues in fiscal 2009 resulted from the combination of an 8% decline in unit sales and a 6% decrease in average retail selling price.  The decline in unit sales reflected a 16% decrease in comparable store used units, partially offset by sales from newer superstores not yet in the comparable store base.  The decrease in the average retail selling price was primarily caused by a significant industry-wide drop in used car prices during the first three quarters of the year, which reduced our inventory acquisition costs.  Early in fiscal 2009, the steep increase in the cost of gasoline caused a temporary shift in consumer demand away from SUVs and trucks, toward more fuel-efficient vehicles.  However, in the latter half of fiscal 2009, the combination of the decline in gasoline prices and the lower, more affordable prices for these less fuel-efficient vehicles caused our sales mix to return to the prior year levels.

We began to see the initial effects of the slowdown in the automotive retail market in the latter part of fiscal 2008.  However, the weakness in the economy and the stresses on consumer spending accelerated in fiscal 2009, causing customer traffic to decline sharply starting in late May 2008.  These stresses included rising unemployment rates, decreases in home equity values and personal wealth, and record low levels of consumer confidence.  For the year, the decline in customer traffic was slightly greater than the decrease in comparable store unit sales.  Despite the more difficult environment, the solid execution by our store teams allowed us to modestly improve our conversion rate compared with fiscal 2008.  While both CAF and our third-party providers tightened lending criteria for some higher-risk customer segments, lack of credit availability was not a major contributor to the reduction in sales.  Our data for the year indicated that we modestly gained market share in the late-model used vehicle market in fiscal 2009.

Fiscal 2008 Versus Fiscal 2007.  The 12% increase in our used vehicle revenues in fiscal 2008 resulted from a corresponding increase in unit sales.  The unit sales growth reflected sales from newer superstores not yet included in the comparable store base and a 3% increase in comparable store used units.  This 3% increase in comparable store used units in fiscal 2008 reflected the challenging comparison with the 9% increase in fiscal 2007, as well as declining consumer confidence in the latter part of fiscal 2008.  Our average used vehicle selling price in fiscal 2008 was similar to the prior year, as consumer-driven mix shifts from large and mid-sized SUVs to smaller, more fuel-efficient vehicles in the latter half of the year offset normal price inflation.

In fiscal 2008, we experienced an overall increase in consumer traffic, which we believe was a benefit of the strength of our consumer offer, as well as a favorable response to improvements made to carmax.com.  However, compared with fiscal 2007, our sales conversion rate declined slightly as consumers appeared to be somewhat more hesitant in committing to big-ticket purchases.  Sales continued to be supported by the consistent availability of credit from CAF and from third-party financing providers.  Despite the deceleration in automotive industry sales, our data indicated that we continued to gain share within our existing markets in fiscal 2008 in the late-model used vehicle market.

New Vehicle Sales
Fiscal 2009 Versus Fiscal 2008.  New vehicle revenues declined 29% in fiscal 2009.  The decline was the result of a 28% decrease in unit sales and a 1% decrease in average selling price.  New vehicle unit sales primarily reflected the extremely soft new car industry sales trends, as well as the sale of our Orlando Chrysler-Jeep-Dodge franchise in the second quarter of fiscal 2008.  For the fiscal year ended February 28, 2009, new car manufacturers reported a 23% decline in U.S. new car unit sales.

Fiscal 2008 Versus Fiscal 2007.  The 17% decrease in new vehicle revenues in fiscal 2008 was the result of a corresponding decrease in unit sales.  The decline in new vehicle unit sales reflected soft new car industry sales trends, particularly for the domestic manufacturers that we represent, and the sale of our Orlando Chrysler-Jeep-Dodge franchise.

Wholesale Vehicle Sales
Our operating strategy is to build customer satisfaction by offering high-quality vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they could also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles wholesaled.

Fiscal 2009 Versus Fiscal 2008.  The 21% decrease in wholesale vehicle revenues in fiscal 2009 resulted from a 13% decrease in wholesale unit sales combined with a 10% decrease in average wholesale selling price.  The decline in unit sales primarily reflected a decrease in our appraisal traffic and, to a lesser extent, a decline in our appraisal buy rate.  Industry wholesale prices for SUVs, trucks and other less fuel efficient vehicles fell sharply in the first two quarters of fiscal 2009, and prices for virtually all vehicle classes declined at an unprecedented rate during the third quarter, reflecting the weak demand environment.  We believe the significant drop in wholesale market values, which resulted in corresponding decreases in our appraisal offers, contributed to the reduction in our buy rate.  Appraisal traffic was affected by the overall slowdown in customer traffic.  The decline in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell.

Fiscal 2008 Versus Fiscal 2007.  The 7% increase in wholesale vehicle revenues in fiscal 2008 resulted from a 6% increase in wholesale unit sales combined with a 1% increase in average wholesale selling price.  Our wholesale unit sales benefited from an increase in appraisal traffic driven by the combination of the expansion of our store base and our comparable store unit sales growth.  However, our appraisal buy rate declined from the prior year level, reflecting, we believe, an increasing hesitancy of consumers to commit to purchasing big-ticket items.

Other Sales and Revenues
Other sales and revenues include commissions on the sale of ESPs, service department sales and net third-party finance fees.  The fixed fees paid by third-party finance providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase these loans at a discount, which is reflected as an offset to finance fee revenues received from the other third-party providers.

Fiscal 2009 Versus Fiscal 2008.  Other sales and revenues decreased 5% in fiscal 2009.  ESP revenues declined 5%.  Compared with the 8% decrease in total used vehicle unit sales in fiscal 2009, ESP revenues benefited from a slow down in the rate of ESP cancellations, which we believe was the result of the decline in auto industry sales and trade-ins.  Third-party finance fees decreased 42% due to a combination of factors including the reduction in retail vehicle unit sales, a shift in mix among providers and a change in discount arrangements with certain of the providers during fiscal 2009.  Collectively, the third-party providers financed a larger percentage of our retail unit sales in the second half of fiscal 2009, as we chose to route more credit applications to these providers.  Doing so allowed us to slow the use of capacity in our warehouse facility, which is used to provide initial funding for substantially all of the auto loan receivables originated by CAF.

Fiscal 2008 Versus Fiscal 2007. Other sales and revenues increased 11% in fiscal 2008, similar to the 12% increase in used vehicle unit sales.

Supplemental Sales Information

Unit Sales
	Years Ended February 28 or 29
	2009	2008	2007
Used vehicles	345,465	377,244	337,021
New vehicles	11,084	15,485	18,563
Wholesale vehicles	194,081	222,406	208,959

Average Selling Prices
	Years Ended February 28 or 29
	2009	2008	2007
Used vehicles	$16,291	$17,298	$17,249
New vehicles	$23,490	$23,795	$23,833
Wholesale vehicles	$3,902	$4,319	$4,286

Retail Vehicle Sales Mix
	Years Ended February 28 or 29
	2009	2008	2007
Vehicle units:
Used vehicles	97%	96%	95%
New vehicles	3	4	5
Total	100%	100%	100%

Vehicle dollars:
Used vehicles	96%	95%	93%
New vehicles	4	5	7
Total	100%	100%	100%

As of February 28, 2009, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  During the second quarter of fiscal 2008, we sold our Orlando Chrysler-Jeep-Dodge franchise.

During fiscal 2009, we expanded our car-buying center test with the openings in Dallas, Texas, and Baltimore, Maryland.  We now have a total of five car-buying centers at which we conduct appraisals and purchase, but do not sell, vehicles.  We will continue to evaluate the performance of these five centers before deciding whether to open additional ones in future years.  These test sites are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency (equal to the percentage of vehicles sold at retail that were purchased directly from consumers).

Gross Profit
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Used vehicles gross profit	$644.4	$708.6	$641.2
New vehicles gross profit	9.0	15.4	21.7
Wholesale vehicles gross profit	162.5	176.7	155.0
Other gross profit	152.2	171.8	153.2
Total gross profit	$968.2	$1,072.4	$971.1

Gross Profit per Unit
	Years Ended February 28 or 29
	2009			2008			2007
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$1,865	11.3		$1,878	10.8		$1,903	10.9
New vehicle gross profit	$814	3.4		$994	4.2		$1,169	4.9
Wholesale vehicle gross profit	$837	20.8		$794	17.9		$742	16.9
Other gross profit	$427	63.0		$437	67.5		$431	66.8
Total gross profit	$2,715	13.9		$2,731	13.1		$2,731	13.0

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit
We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce the exposure to the inherent continual depreciation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  When customer traffic and sales are consistently strong, we generally take fewer pricing markdowns, which in turn benefits gross profit dollars per unit.  When the sales pace slows, we may initially take more pricing markdowns, which could pressure gross profit dollars per unit.  However, as we are successful in reducing inventories to align them with a slower sales pace, this may allow us to return to target levels of gross profit per unit.  Over the past several years, we have continued to refine our car-buying strategies, which we believe has benefited used vehicle gross profit per unit.

Fiscal 2009 Versus Fiscal 2008.  Our used vehicle gross profit decreased by $64.2 million, or 9%, to $644.4 million from $708.6 million in fiscal 2008, primarily as a result of the 8% decline in total used unit sales.  Despite the difficult sales environment in fiscal 2009, gross profit per unit decreased only $13 to $1,865 per unit.  Several factors adversely affected our fiscal 2009 used vehicle gross profit per unit, including a reduction in the percent of vehicles purchased directly from customers and the sharp decrease in wholesale industry prices.  These were largely offset, however, by our success in managing our inventories.

During fiscal 2009, we experienced a decline in both appraisal traffic and buy rate, which required us to source a larger percentage of our used vehicles at auction.  Vehicles purchased at auction typically generate less gross profit per unit compared with vehicles purchased directly from consumers.  Additionally, wholesale industry prices for mid-sized and large SUVs and trucks declined sharply in the spring and early summer of 2008, and this rapid decline in valuation resulted in margin pressure on this segment of inventory in the first half of fiscal 2009.

We believe that our ability to maintain a generally consistent level of gross profit per unit during fiscal 2009, despite the challenging sales environment and the unprecedented decline in wholesale market prices, was due in large part to the effectiveness of our proprietary inventory management systems and processes.  In response to the sharp decline in traffic and sales that began in late May 2008, we rapidly reduced our used car inventories, which brought them back in line with the current sales rates and minimized required pricing markdowns in the second half of the fiscal year.  Compared with inventory levels at stores open as of February 29, 2008, we had approximately 16,500 fewer total used vehicle units in inventory as of February 28, 2009, representing a 28% reduction.  Due to the severe decline in customer traffic during fiscal 2009, we generally chose not to reduce our gross profit targets, as we believed doing so in the current economic environment would not have spurred a sufficient increase in sales to offset the reduction in per-unit profitability.

Fiscal 2008 Versus Fiscal 2007.  Our used vehicle gross profit increased by $67.4 million, or 11%, to $708.6 million from $641.2 million in fiscal 2007, primarily as a result of the 12% increase in total used unit sales.  Our used vehicle gross profit per unit declined $25 to $1,878 per unit in fiscal 2008.  The gross profit per unit increased modestly in the first half of the year before declining in the second half of the year.  As the economic environment continued to weaken in the third quarter of fiscal 2008, we moderately reduced our gross profit targets at the beginning of the fourth quarter in an attempt to create additional value for customers and drive sales.

New Vehicle Gross Profit
Fiscal 2009 Versus Fiscal 2008.  Our new vehicle gross profit decreased $6.4 million to $9.0 million in fiscal 2009 from $15.4 million in fiscal 2008, reflecting the 28% reduction in total new unit sales and a $180 decline in gross profit per unit.  These reductions resulted from the sharp decline in new car industry sales and the resulting increase in competitiveness in the new car market.

Fiscal 2008 Versus Fiscal 2007.  Our new vehicle gross profit decreased $6.3 million to $15.4 million in fiscal 2008 from $21.7 million in fiscal 2007, reflecting the 17% drop in total new unit sales and a $175 decline in gross profit per unit.  The decline in overall consumer demand for new cars in fiscal 2008 pressured profits for many new car retailers, including CarMax.

Wholesale Vehicle Gross Profit
Our wholesale vehicle gross profit per unit has steadily increased over the last several years, reflecting the benefits realized from improvements and refinements in our car-buying strategies, appraisal delivery processes and in-store auction processes.  We have made continuous improvements in these processes, which we believe has allowed us to become more efficient.  Our in-store auctions have benefited from initiatives to increase our dealer-to-car ratio, which we believe has allowed us to achieve higher prices.  In addition, the frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.

Fiscal 2009 Versus Fiscal 2008.  Our wholesale vehicle gross profit decreased by $14.2 million, or 8%, to $162.5 million in fiscal 2009 from $176.7 million in fiscal 2008.  The reduction was driven by the 13% decline in wholesale vehicle unit sales, partially offset by an increase in wholesale gross profit per unit of $43, or 5%, to $837 per unit in fiscal 2009.  We experienced a record dealer-to-car ratio at our auctions for the year, with the resulting price competition among bidders contributing to the strong wholesale gross profit per unit.  Our wholesale vehicles are predominantly comprised of older, higher mileage vehicles, and we believe the demand for these types of vehicles remained strong from dealers who specialize in selling to credit-challenged customers.

Fiscal 2008 Versus Fiscal 2007.  Our wholesale vehicle gross profit increased by $21.7 million, or 14%, to $176.7 million in fiscal 2008 from $155.0 million in fiscal 2007.  The increase was attributable to the 6% increase in wholesale vehicle unit sales and an increase in wholesale gross profit per unit of $52, or 7%, to $794 per unit in fiscal 2008.  We continued to experience strong dealer attendance at our auctions throughout the year, despite the challenging economic environment.

Other Gross Profit
Other gross profit includes profits related to ESP revenues, third-party finance fees and service department sales.  We have no cost of sales related to either ESP revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers.  Accordingly, changes in the mix of ESP revenues and third-party finance fees, relative to service department sales, can affect the composition of other gross profit.

Fiscal 2009 Versus Fiscal 2008.  Other gross profit decreased by $19.6 million, or 11%, to $152.2 million in fiscal 2009 from $171.8 million in fiscal 2008.  This decrease primarily reflected the reductions in used and new retail unit sales and the related impact on ESP revenues and third-party finance fees and a $10 decline in other gross profit per unit in fiscal 2009.  The decline in other gross profit per unit was primarily associated with the increase in mix of other revenues represented by service department sales.

Fiscal 2008 Versus Fiscal 2007.  Other gross profit increased by $18.6 million, or 12%, to $171.8 million in fiscal 2008 from $153.2 million in fiscal 2007.  The increase was the result of the increase in used unit sales and the related affects on ESP sales and third-party finance fees, and a $6 increase in other gross profit per unit in fiscal 2008.  The improvement in per unit profitability was the result of an increase in mix of other revenues represented by ESP sales and third-party finance fees.

Impact of Inflation
Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices benefit the SG&A ratio and CAF income, to the extent the average amount financed also increases.

In fiscal 2009, the weakness in the economy and the stresses on consumer spending contributed to the industry-wide slowdown in the sale of new and used vehicles and to the unprecedented decline in wholesale market prices for most vehicle classes during the first three quarters of the year.  These lower wholesale values reduced our vehicle acquisition costs and contributed to the decline in our used and wholesale vehicle average selling price.

CarMax Auto Finance Income
CAF provides financing for a portion of our used and new car retail sales.  Because the purchase of a vehicle is often reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high quality auto loans, both for CAF and for the third-party financing providers.  Generally, CAF has provided us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

Components of CAF Income
	Years Ended February 28 or 29
(In millions)	2009	%	2008	%	2007	%
Total (loss) gain (1)	$(35.3)	(1.7)	$48.5	1.9	$99.7	4.3
Other CAF income: (2)
Servicing fee income	41.3	1.0	37.4	1.0	32.4	1.1
Interest income	48.3	1.2	33.3	0.9	26.6	0.9
Total other CAF income	89.6	2.2	70.7	2.0	59.0	1.9
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	19.2	0.5	15.9	0.4	12.0	0.4
Other direct CAF expenses	19.9	0.5	17.4	0.5	14.0	0.5
Total direct CAF expenses	39.1	1.0	33.3	0.9	26.0	0.9
CarMax Auto Finance income (3)	$15.3	0.2	$85.9	1.0	$132.6	1.8
Total loans sold	$2,031.2		$2,534.4		$2,322.7
Average managed receivables	$4,021.0		$3,608.4		$3,071.7
Ending managed receivables	$3,986.7		$3,838.5		$3,311.0
Total net sales and operating revenues	$6,974.0		$8,199.6		$7,465.7

Percent columns indicate:
(1)	Percent of total loans sold.
(2)	Percent of average managed receivables.
(3)	Percent of total net sales and operating revenues.

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

CAF originates auto loans to qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  Historically, the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) has generally been in the range of 3.5% to 4.5%.  However, the gain percentage was substantially below the low end of this range in fiscal 2009 and fiscal 2008, primarily as a result of the more challenging economic environment and the disruption in the global credit markets.  These factors caused us to increase the loss and discount rate assumptions that affect the gain recognized on the sale of loans and increased our funding costs.

Gain (Loss) on Loans Sold
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Gain on sales of loans originated and sold (1)	$46.5	$58.1	$86.7
Other (losses) gains(1)	(81.8)	(9.6)	13.0
Total (loss) gain	$(35.3)	$48.5	$99.7

Loans originated and sold	$1,930.2	$2,430.8	$2,240.2
Receivables repurchased from term securitizations and resold	101.0	103.6	82.5
Total loans sold	$2,031.2	$2,534.4	$2,322.7
Gain percentage on loans originated and sold	2.4%	2.4%	3.9%
Total (loss) gain as a percentage of total loans sold	(1.7)%	1.9%	4.3%

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the amounts reported for the corresponding full fiscal year.

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses or gains could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  This option was exercised two times in each of fiscal 2009, 2008 and 2007.  In each case, the remaining eligible receivables were subsequently resold into the warehouse facility.  These transactions did not have a material effect on CAF income in fiscal 2009, 2008 or 2007.  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

Beginning in January 2008, we retained some or all of the subordinated bonds associated with our term securitizations.  These bonds were retained either because the economics of doing so were more favorable than selling them or because there was no market for the subordinated bonds at the applicable issue date.  The retained subordinated bonds, which had total face values of $115 million and $44.7 million, respectively, at February 28, 2009, and February 29, 2008, are subject to mark-to-market adjustments.

Fiscal 2009 Versus Fiscal 2008.  CAF income declined to $15.3 million in fiscal 2009 from $85.9 million in fiscal 2008.  In both periods, CAF income was reduced by market-to-market write-downs and adjustments related to loans originated in previous fiscal years.  In fiscal 2009, these adjustments totaled $81.8 million, or $0.23 per share, and they included:
•
$32.0 million of mark-to-market write-downs in the carrying value of the subordinated bonds.  The size of the write-down reflected the illiquidity in the credit markets in fiscal 2009, particularly for subordinated bonds.  This non-cash charge primarily affects the timing of the recognition of CAF income.  Assuming current conditions persist, the mark-to-market write downs should reverse as we get closer to the maturity dates of the underlying bonds, resulting in positive contributions to CAF income in future periods.

•
$31.8 million for increases in cumulative net loss rate assumptions.  The upper end of our cumulative net loss rate assumption range was 4.0% at the end of fiscal 2009 versus 3.0% at the end of fiscal 2008.

•
$18.0 million for increases in funding costs related to loans originated in prior fiscal years.  The majority of this increase related to loans that were securitized in the warehouse facility at the end of fiscal 2008 and which were subsequently resold in term securitizations during fiscal 2009.

•	$3.8 million for increasing the discount rate assumption to 19% from 17%.
•	Partly offset by $3.8 million of net favorable adjustments primarily related to reducing our prepayment rate assumption.

In fiscal 2008, the adjustments totaled $9.6 million, or $0.03 per share, for adjustments related to loans originated and sold in previous fiscal years. In fiscal 2009, CAF’s gain on sales of loans originated and sold declined to $46.5 million compared with $58.1 million in fiscal 2008.  This decrease was primarily the result of the reduction in CAF loan originations, which were adversely affected by the decreases in our used unit sales and average retail selling price.  In addition, it reflected a decrease in the percentage of sales financed by CAF resulting from our election to slow the use of capacity in our warehouse facility during the second half of fiscal 2009.  The gain percentage was 2.4% in both fiscal 2009 and fiscal 2008.  Compared with the prior year, the effects of using higher loss and discount rate assumptions and higher credit enhancement levels for fiscal 2009 originations were offset by the benefit of a significant drop in our funding cost benchmark rate.

The increases in servicing fee income and direct CAF expenses in fiscal 2009 were proportionate to the growth in managed receivables during the year.  The interest income component of other CAF income increased to 1.2% of average managed receivables in fiscal 2009 from 0.9% in fiscal 2008, primarily due to the increase in the discount rate assumption used to value the retained interest.  The use of a higher discount rate reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.  Additionally, interest income includes the interest earned on the retained subordinated bonds.  Prior to January 2008, we had not retained any subordinated bonds.

Fiscal 2008 Versus Fiscal 2007. CAF income declined to $85.9 million in fiscal 2008 from $132.6 million in fiscal 2007.  In fiscal 2008, CAF income was reduced by $9.6 million, or $0.03 per share, and they included the effects of increasing the discount rate to 17% from 12%, increasing cumulative net loss assumptions and a $2.7 million mark-to-market write-down of subordinated bonds.  In fiscal 2007, CAF income was increased by $13.0 million, or $0.04 per share, which included the effects of reducing cumulative net loss assumptions on loans originated and sold in previous fiscal years.

In fiscal 2008, CAF’s gain on sales of loans originated and sold decreased to $58.1 million compared with $86.7 million in fiscal 2007.  Several factors contributed to this decrease.  In the second half of fiscal 2008, credit spreads in the asset-backed securitization market widened, resulting in a substantial increase in CAF’s funding costs.  In addition, we increased the discount rate assumption used to calculate our gain on sales of loans to 17% in fiscal 2008 from 12% in fiscal 2007, and we increased our cumulative net loss assumptions on loans originated and sold during fiscal 2008 to a range of 2.7% to 3.0%, which was significantly higher than the cumulative net loss assumptions used on loans originated in fiscal 2007.  As a result, the gain percentage declined to 2.4% in fiscal 2008 compared with 3.9% in fiscal 2007.

The increases in other CAF income and total direct CAF expenses in fiscal 2008 were proportionate to the growth in managed receivables during the year.

Past Due Account Information
	As of February 28 or 29
(In millions)	2009	2008	2007
Loans securitized	$3,831.9	$3,764.5	$3,242.1
Loans held for sale or investment	154.8	74.0	68.9
Ending managed receivables	$3,986.7	$3,838.5	$3,311.0
Accounts 31+ days past due	$118.1	$86.1	$56.9
Past due accounts as a percentage of ending managed receivables	2.96%	2.24%	1.72%

Credit Loss Information
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Net credit losses on managed receivables	$69.8	$38.3	$20.7
Average managed receivables	$4,021.0	$3,608.4	$3,071.1
Net credit losses as a percentage of average managed receivables	1.74%	1.06%	0.67%
Recovery rate	44%	50%	51%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest was $348.3 million as of February 28, 2009, compared with $270.8 million as of February 29, 2008.

In fiscal 2009, we experienced increases in both past due accounts as a percentage of ending managed receivables and net credit losses as a percentage of average managed receivables.  We believe these increases were primarily the result of the recession, which has adversely affected unemployment and industry trends for losses and delinquencies.

We continually strive to refine CAF’s origination strategy in order to optimize profitability and sales while managing risk.  Historically, we originated pools of loans targeted to have cumulative net loss rates in the range of 2.0% to 2.5%.  Receivables originated in calendar years 2003, 2004 and early 2005 experienced loss rates well below both CAF’s historical averages and these targeted loss rates.  We believe this favorability was due, in part, to the customized credit scorecard we implemented in late 2002.  As it became evident that the scorecard was resulting in lower-than-expected loss rates, CAF gradually expanded its credit offers beginning in late 2004.  As a result, receivables originated in late 2005 and periods thereafter have experienced higher loss and delinquency rates compared with the receivables originated in these earlier years.  While the delinquency and projected loss rates on the more recent originations have trended higher than our initial expectations, we believe this has been primarily a reflection of the worsening economic climate.  Consequently, we have increased our cumulative net loss assumptions on several recent securitizations, and we have continued to incorporate similar economic stress into the projections for our most recent originations.  In addition, we have tightened CAF’s lending criteria for some applicants with higher-risk credit profiles.

The recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses
SG&A expenses primarily include rent and occupancy costs; payroll expenses, other than payroll related to reconditioning and vehicle repair service, which is included in cost of sales; fringe benefits; advertising; and other general expenses.

Fiscal 2009 Versus Fiscal 2008.  In fiscal 2009, SG&A expenses increased to $882.4 million, or 12.7% of total revenues, from $858.4 million, or 10.5% of total revenues in fiscal 2008.  During fiscal 2009, total SG&A expenses increased only 3%, despite the 12% increase in our store base.  In response to the decline in sales, we focused on reducing store and corporate overhead costs, including payroll and advertising.  Our total number of associates declined to 13,035 as of the end of fiscal 2009 from a peak of approximately 16,400 in May 2008.  The fiscal 2009 SG&A expense also reflected reductions in growth-related costs, including pre-opening and relocation costs, resulting from the suspension of store growth.  The increase in the SG&A ratio was mainly the result of the significant declines in comparable store used unit sales and average selling price.

The fiscal 2009 SG&A expenses included a number of non-recurring items, which in the aggregate increased the SG&A ratio by 22 basis points and reduced net earnings by $0.04 per share.  These non-recurring items included severance costs associated with reduction in our service operations workforce in October 2008, costs for the termination of store site acquisitions resulting from our decision to temporarily suspend store growth and litigation costs, partially offset by a benefit related to our decision to freeze our pension plan benefits as of December 31, 2008.

Fiscal 2008 Versus Fiscal 2007.  In fiscal 2008, SG&A expenses increased to $858.4 million, or 10.5% of total revenues, from $776.2 million, or 10.4% of total revenues in fiscal 2008.  During fiscal 2008, total SG&A expenses increased 11% compared with the 16% increase in our store base.  During fiscal 2008, we increased our SG&A spending related to specific strategic, operational and Internet initiatives intended to improve customer satisfaction and increase efficiencies over the long term.  As a result, our 3% increase in comparable store used unit sales in fiscal 2008 did not generate sufficient overhead leverage to offset the increases in spending related to our store growth plan and these initiatives.

Income Taxes
The effective income tax rate was 38.8% in fiscal 2009, 38.7% in fiscal 2008 and 38.6% in fiscal 2007.

OPERATIONS OUTLOOK

Store Openings and Capital Expenditures
We currently estimate gross capital expenditures will total approximately $20 million in fiscal 2010, compared with $185.7 million in fiscal 2009 and $253.1 million in fiscal 2008.  This reduction reflects our decision to temporarily suspend store growth and the related reduction in both construction and land purchases for future store openings.  At the date we announced the suspension, we had four stores under construction.  We opened the store in Potomac Mills, Virginia.  The stores in Augusta, Georgia; Cincinnati, Ohio; and Dayton, Ohio, were substantially completed at the end of fiscal 2009, but they will not be opened until market conditions improve.  Until we resume store growth, capital spending will be incurred primarily for maintenance capital items.  Based on the relatively young average age of our store base, maintenance capital has represented a very small portion of our total capital spending in recent years.

Fiscal 2010 Expectations
As a result of the unprecedented declines in traffic and sales and the continuing volatility in the asset-backed securitization market, we do not believe we can make a meaningful projection of fiscal 2010 sales or earnings.  However, assuming that sales trends do not improve from fourth quarter fiscal 2009 levels and given all of the uncertainties in the economy, we would anticipate a double-digit decline in comparable store used unit sales in fiscal 2010, particularly early in the year.

Recent credit spreads in the public asset-backed securitization market have been significantly higher than the spreads implicit in our warehouse facility.  As a result, we estimate CAF income will be reduced by incremental funding costs of between $60 million and $85 million before taxes, or $0.17 to $0.24 per share, upon refinancing the $1.22 billion that was funded in the warehouse facility at the end of fiscal 2009.  The Federal Reserve launched the Term Asset-Backed Securities Loan Facility (“TALF”) program in March 2009, and it will continue through December 2009, unless extended.  The TALF program is intended to facilitate the issuance of asset-backed securities and to improve market conditions for these securities.  Prior to the launch of this program, there had been minimal new issuances of automotive asset-backed securities for several months.  In April 2009, we completed a term securitization totaling $1.0 billion of auto loan receivables, which was eligible for investors to utilize the TALF program.

Absent further substantial deterioration in sales and earnings, and given the assumptions set forth above, we believe we will remain in compliance with our financial covenants in fiscal 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to CarMax, see Note 17.

FINANCIAL CONDITION

Liquidity and Capital Resources
Operating Activities.  We generated net cash from operating activities of $264.6 million in fiscal 2009, $79.5 million in fiscal 2008 and $136.8 million in fiscal 2007.  Cash generated by operating activities was $185.1 million higher in fiscal 2009 compared with fiscal 2008, primarily reflecting the significant decrease in inventory in fiscal 2009, partially offset by the decline in net earnings.  Despite increasing our store base by 12%, we reduced inventories 28%, or $272.6 million, in fiscal 2009 compared with an increase in inventory of $139.7 million in fiscal 2008.  In fiscal 2009, we dramatically reduced our used vehicle inventory levels to bring them in line with the lower sales rate.  In fiscal 2008, the inventory increase reflected the combination of additional inventories needed to support the expansion of our store base and the expansion of an “inventory up” test in select stores to determine whether a modest expansion of onsite vehicle inventory, generally in the range of 50 to 100 cars per store, would have a favorable effect on sales.  Our retained interest in securitized receivables increased $77.5 million in fiscal 2009 compared with a $68.5 million increase in fiscal 2008.  The fiscal 2009 growth reflected increases in the required excess receivables and the amount of retained subordinated bonds we hold, partially offset by a decrease in interest-only strip receivables.

Cash generated by operating activities was $57.3 million lower in fiscal 2008 compared with fiscal 2007.  The decrease resulted from a higher level of working capital investment in fiscal 2008, combined with the $16.6 million decrease in net earnings.  Our retained interest in securitized receivables increased $68.5 million in fiscal 2008 compared with a $44.0 million increase in fiscal 2007.  The fiscal 2008 increase reflected our decision to retain $44.7 million face value of subordinated bonds in the January 2008 term securitization and the growth in the total managed receivables.  Inventories increased 17%, or $139.7 million, in fiscal 2008, which was greater than our 10% increase in vehicle revenues.  The growth in inventories resulted from the increase in our store base and from the “inventory up” test.  In the fourth quarter of fiscal 2008, this test was being conducted in approximately 30% of our stores.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.83 billion as of February 28, 2009; $3.76 billion as of February 29, 2008; and $3.24 billion as of February 28, 2007.  During fiscal 2009, we completed two term securitizations of auto loan receivables, including $750 million in May 2008 and $525 million in July 2008.  We retained a total of $70.3 million face value of subordinated bonds in these two securitizations.  During fiscal 2008, we completed three term securitizations, funding a total of $1.78 billion of auto loan receivables.  In the term securitization in January 2008, we retained $44.7 million face value of subordinated bonds.

As of February 28, 2009, the warehouse facility limit was $1.4 billion.  At that date, $1.22 billion of auto loan receivables were funded in the warehouse facility and unused warehouse capacity totaled $185 million.  As of the beginning of fiscal 2009, the warehouse facility limit had been temporarily increased to $1.3 billion from $1.0 billion.  During fiscal 2009, we increased the facility limit to $1.4 billion.  The warehouse facility has an annual term and it expires in July 2009.  We intend to enter into new, or renew or expand existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost and credit enhancements for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $155.3 million in fiscal 2009, $257.0 million in fiscal 2008 and $187.2 million in fiscal 2007.  Capital expenditures were $185.7 million in fiscal 2009, $253.1 million in fiscal 2008 and $191.8 million in fiscal 2007.  In addition to store construction costs, capital expenditures for fiscal 2008 and fiscal 2007 included the cost of land acquired for future year store openings.  The decline in capital spending in fiscal 2009 reflected our decision in December 2008 to temporarily suspend store growth.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  Net proceeds from the sales of assets totaled $34.3 million in fiscal 2009, $1.1 million in fiscal 2008 and $4.6 million in fiscal 2007.  During fiscal 2009, we completed sale-leaseback transactions for our two used car superstores in Austin, Texas valued at $31.3 million.

As of February 28, 2009, we owned our home office in Richmond, Virginia, 41 used car superstores currently in operation and the three superstores that have been substantially completed, but which will not be opened until market conditions improve.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  Net cash provided by financing activities totaled $18.4 million in fiscal 2009, $171.0 million in fiscal 2008 and $48.1 million in fiscal 2007.  During the second half of fiscal 2009, due to the unprecedented conditions in the credit markets, we believed that it was prudent to maintain a higher-than-normal cash balance.  As of February 28, 2009, we had cash and cash equivalents of $140.6 million compared with $13.0 million as of February 29, 2008, and $19.5 million as of February 28, 2007.  Despite the increase in cash and the decline in earnings in fiscal 2009, total debt increased by only $7.8 million to $337.0 million as of February 28, 2009, primarily due to our significant reductions in inventory.  In fiscal 2008, we increased total debt by $148.9 million, primarily to fund increased inventory and capital expenditures.  In fiscal 2007, we used cash generated from operations to reduce total debt by $9.5 million.

During fiscal 2009, we increased the aggregate borrowing limit under our revolving credit facility by $200 million to a total of $700 million.  The credit facility expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of February 28, 2009, $308.5 million was outstanding under the credit facility and $227.7 million of the remaining balance was available to us.  The outstanding balance under the facility included $0.9 million classified as short-term debt, $157.6 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $157.6 million of the outstanding balance as of February 29, 2008, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Cash received on equity issuances, which primarily related to employee stock option exercises, was $10.2 million in fiscal 2009, $14.7 million in fiscal 2008 and $35.4 million in fiscal 2007.  The fiscal 2007 receipts included exercises by the former chief executive officer in connection with his retirement and other exercises prompted by the significant increase in our stock price during that fiscal year.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Fair Value Measurements.  On March 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value and is applied in any situation where an asset or liability is measured at fair value under existing U.S. generally accepted accounting principles.  In accordance with SFAS 157, we reported money market securities, retained interest in securitized receivables and financial derivatives at fair value.  As these financial assets were already reported at fair value, the implementation of SFAS 157 did not have a material impact on our results of operations, liquidity or financial condition.  See Note 6 for more information on the adoption and application of this standard.

The retained interest in securitized receivables was valued at $348.3 million as of February 28, 2009, and $270.8 million as of February 29, 2008.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $260.9 million and $227.7 million, respectively, as of these dates.  In addition, the retained interest included retained subordinated bonds with a total fair value of $87.4 million as of February 28, 2009, and $43.1 million as of February 29, 2008.

As described in Note 4, we use discounted cash flow models to measure the fair value of the retained interest, excluding the retained subordinated bonds.  In addition to funding costs and prepayment rates, the estimates of future cash flows are based on certain key assumptions, such as finance charge income, loss rates and discount rates appropriate for the type of asset and risk, both of which are significant unobservable inputs.  Changes in these inputs could have a material impact on our financial condition or results of operations.

In measuring the fair value of the retained subordinated bonds, we use a widely accepted third-party bond pricing model.  Our key assumption is determined based on current market spread quotes from third-party investment banks and is currently a significant unobservable input.  Changes in this input could have a material impact on our financial condition or results of operations.

During fiscal 2009 changes were made to certain key assumptions used in measuring the fair value of the retained interest.  See the CarMax Auto Finance Income section of MD&A for a discussion of the effects of these changes.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, the retained interest is classified as a Level 3 asset in accordance with the SFAS 157 hierarchy.  As of February 28, 2009, the retained interest represented 69.0% of the total assets measured at fair value, as disclosed in Note 6.

Contractual Obligations
	As of February 28, 2009
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Other
Revolving credit agreement (1)	$308.5	$—	$308.5	$—	$—	$—
Capital leases (2)	58.7	3.5	7.2	7.2	40.8	—
Operating leases (2)	1,004.3	82.3	163.3	162.8	595.9	—
Purchase obligations (3)	22.8	11.7	11.1	—	—	—
Asset retirement obligations (4)	1.1	—	—	—	1.1	—
Defined benefit retirement plans (5)	49.9	0.3	—	—	—	49.6
Unrecognized tax benefits (6)	22.9	3.6	—	—	—	19.3
Total	$1,468.2	$101.4	$490.1	$170.0	$637.8	$68.9

(1)	Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table. See Note 10.
(2)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 14.
(3)	Includes certain enforceable and legally binding obligations related to the purchase of real property and third-party outsourcing services.
(4)	Represents the liability to retire signage, fixtures and other assets at certain leased locations.
(5)
Represents the recognized funded status of our retirement plan, of which $49.6 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2009.  See Note 9.

(6)
Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $19.3 million of these tax benefits could not be estimated as of February 28, 2009.  See Note 8.

Off-Balance Sheet Arrangements
CAF provides financing for a portion of our used and new car retail sales.  We use a revolving securitization program (“warehouse facility”) to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to entities formed by third-party investors.

Historically, we have used term securitizations to refinance the receivables previously securitized through the warehouse facility.  The purpose of term securitizations is to provide permanent funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.

Additional information regarding the nature, business purposes and importance of our off-balance sheet arrangement to our liquidity and capital resources can be found in the CarMax Auto Finance Income, Financial Condition and Market Risk sections of MD&A, as well as in Notes 3 and 4.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables
As of February 28, 2009, and February 29, 2008, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

Composition of Auto loan receivables
	As of February 28 or 29
(In millions)	2009	2008
Principal amount of:
Fixed-rate securitizations	$2,246.7	$2,533.4
Floating-rate securitizations synthetically altered to fixed (1)	1,584.6	1,230.6
Floating-rate securitizations	0.6	0.5
Loans held for investment (2)	145.1	69.0
Loans held for sale (3)	9.7	5.0
Total	$3,986.7	$3,838.5

(1)
Includes variable-rate securities totaling $370.2 million at February 28, 2009, and $376.7 million at February 29, 2008, issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.

(2)	The majority is held by a bankruptcy-remote special purpose entity.
(3)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure

We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2009 net earnings per share by $0.01.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2009.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

/s/ Thomas J. Folliard
THOMAS J. FOLLIARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

/s/ Keith D. Browning
KEITH D. BROWNING
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2009 and February 29, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – valuation and qualifying accounts and reserves as of and for each of the fiscal years in the three-year period ended February 28, 2009. We also have audited the Company’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

As discussed in note 8 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective March 1, 2007.

/s/ KPMG LLP
Richmond, Virginia
April 23, 2009

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2009	%	(1)	2008	%	(1)	2007	%	(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,690,658	81.6		$6,589,342	80.4		$5,872,816	78.7
New vehicle sales	261,940	3.8		370,603	4.5		445,144	6.0
Wholesale vehicle sales	779,785	11.2		985,048	12.0		918,408	12.3
Other sales and revenues	241,583	3.5		254,578	3.1		229,288	3.1
NET SALES AND OPERATING REVENUES	6,973,966	100.0		8,199,571	100.0		7,465,656	100.0
Cost of sales	6,005,796	86.1		7,127,146	86.9		6,494,594	87.0
GROSS PROFIT	968,170	13.9		1,072,425	13.1		971,062	13.0
CARMAX AUTO FINANCE INCOME	15,286	0.2		85,865	1.0		132,625	1.8
Selling, general and administrative expenses	882,358	12.7		858,372	10.5		776,168	10.4
Gain on franchise disposition	—	—		740	—		—	—
Interest expense	6,086	0.1		4,955	0.1		5,373	0.1
Interest income	1,786	—		1,366	—		1,203	—
Earnings before income taxes	96,798	1.4		297,069	3.6		323,349	4.3
Income tax provision	37,585	0.5		115,044	1.4		124,752	1.7
NET EARNINGS	$59,213	0.8		$182,025	2.2		$198,597	2.7
Weighted average common shares:
Basic	217,537			216,045			212,454
Diluted	220,513			220,522			216,739
NET EARNINGS PER SHARE:
Basic	$0.27			$0.84			$0.93
Diluted	$0.27			$0.83			$0.92

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28 or 29
(In thousands except share data)	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,597	$12,965
Accounts receivable, net	75,876	73,228
Auto loan receivables held for sale	9,748	4,984
Retained interest in securitized receivables	348,262	270,761
Inventory	703,157	975,777
Prepaid expenses and other current assets	10,112	19,210
TOTAL CURRENT ASSETS	1,287,752	1,356,925
Property and equipment, net	938,259	862,497
Deferred income taxes	103,163	67,066
Other assets	50,013	46,673
TOTAL ASSETS	$2,379,187	$2,333,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$237,312	$306,013
Accrued expenses and other current liabilities	55,793	58,054
Accrued income taxes	26,551	7,569
Deferred income taxes	12,129	17,710
Short-term debt	878	21,017
Current portion of long-term debt	158,107	79,661
TOTAL CURRENT LIABILITIES	490,770	490,024
Long-term debt, excluding current portion	178,062	227,153
Deferred revenue and other liabilities	117,288	127,058
TOTAL LIABILITIES	786,120	844,235

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
220,392,014 and 218,616,069 shares issued and outstanding as of
February 28, 2009, and February 29, 2008, respectively	110,196	109,308
Capital in excess of par value	685,938	641,766
Accumulated other comprehensive loss	(16,860)	(16,728)
Retained earnings	813,793	754,580
TOTAL SHAREHOLDERS’ EQUITY	1,593,067	1,488,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,379,187	$2,333,161

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28 or 29
(In thousands)	2009	2008	2007
OPERATING ACTIVITIES:
Net earnings	$59,213	$182,025	$198,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,741	46,615	34,551
Share-based compensation expense	35,436	33,467	31,826
Loss on disposition of assets	10,728	1,404	88
Deferred income tax benefit	(41,502)	(24,405)	(14,169)
Impairment of long-lived assets	—	—	4,891
Net (increase) decrease in:
Accounts receivable, net	(2,648)	(1,815)	5,208
Auto loan receivables held for sale, net	(4,764)	1,178	(2,023)
Retained interest in securitized receivables	(77,501)	(68,459)	(43,994)
Inventory	272,620	(139,661)	(166,416)
Prepaid expenses and other current assets	9,090	(4,148)	(3,857)
Other assets	647	1,360	(3,924)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(40,276)	14,561	85,633
Deferred revenue and other liabilities	(11,193)	37,398	10,389
NET CASH PROVIDED BY OPERATING ACTIVITIES	264,591	79,520	136,800
INVESTING ACTIVITIES:
Capital expenditures	(185,700)	(253,106)	(191,760)
Proceeds from sales of assets	34,341	1,089	4,569
(Purchases) sales of money market securities, net	(3,987)	(19,565)	16,765
Sales of investments available-for-sale	—	21,665	4,210
Purchases of investments available-for-sale	—	(7,100)	(20,975)
NET CASH USED IN INVESTING ACTIVITIES	(155,346)	(257,017)	(187,191)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(20,139)	17,727	2,827
Issuances of long-term debt	789,800	972,300	1,232,400
Payments on long-term debt	(761,827)	(841,119)	(1,244,762)
Equity issuances, net	10,162	14,730	35,411
Excess tax benefits from share-based payment arrangements	391	7,369	22,211
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,387	171,007	48,087
Increase (decrease) in cash and cash equivalents	127,632	(6,490)	(2,304)
Cash and cash equivalents at beginning of year	12,965	19,455	21,759
CASH AND CASH EQUIVALENTS AT END OF YEAR	$140,597	$12,965	$19,455
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$10,171	$9,768	$9,768
Income taxes	$64,023	$124,868	$99,380
Non-cash investing and financing activities:
Increase (decrease) in long-term debt obligations from capitalization of leases	$1,382	$(6,554)	$—
(Decrease) increase in accrued capital expenditures	$(12,861)	$9,909	$—
Adjustment to initially apply SFAS 158, net of tax	$—	$—	$20,332
Adjustment to initially apply FIN 48	$—	$408	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 28, 2006	209,910	$104,954	$501,599	$373,550		$980,103
Net earnings	—	—	—	198,597		198,597
Adjustment to initially apply SFAS No. 158, net of taxes of $11,858	—	—	—	—	$(20,332)	(20,332)
Share-based compensation expense for stock options and restricted stock	—	—	31,526	—	—	31,526
Exercise of common stock options	5,280	2,640	34,383	—	—	37,023
Shares issued under stock incentive plans	1,002	502	(201)	—	—	301
Shares cancelled upon reacquisition	(164)	(82)	(1,531)	—	—	(1,613)
Tax benefit from the exercise of common stock options	—	—	21,770	—	—	21,770
BALANCE AS OF FEBRUARY 28, 2007	216,028	108,014	587,546	572,147	(20,332)	1,247,375
Comprehensive income:
Net earnings	—	—	—	182,025	—	182,025
Retirement benefit plans, net of taxes of $2,091	—	—	—	—	3,604	3,604
Total comprehensive income						185,629
Adjustment to initially apply FIN 48	—	—	—	408	—	408
Share-based compensation expense for stock options and restricted stock	—	—	33,146	—	—	33,146
Exercise of common stock options	1,774	887	13,854	—	—	14,741
Shares issued under stock incentive plans	927	463	(148)	—	—	315
Shares cancelled upon reacquisition	(113)	(56)	45	—	—	(11)
Tax benefit from the exercise of common stock options	—	—	7,323	—	—	7,323
BALANCE AS OF FEBRUARY 29, 2008	218,616	109,308	641,766	754,580	(16,728)	1,488,926
Comprehensive income:
Net earnings	—	—	—	59,213	—	59,213
Retirement benefit plans, net of taxes of $176	—	—	—	—	(132)	(132)
Total comprehensive income						59,081
Share-based compensation expense for stock options and restricted stock	—	—	34,854	—	—	34,854
Exercise of common stock options	817	408	9,778	—	—	10,186
Shares issued under stock incentive plans	1,119	560	40	—	—	600
Shares cancelled upon reacquisition	(160)	(80)	40	—	—	(40)
Tax effect from the exercise of common stock options	—	—	(540)	—	—	(540)
BALANCE AS OF FEBRUARY 28, 2009	220,392	$110,196	$685,938	$813,793	$(16,860)	$1,593,067

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  At select locations we also sell new vehicles under various franchise agreements.  We provide customers with a full range of related products and services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

(B) Cash and Cash Equivalents
Cash equivalents of $128.3 million as of February 28, 2009, and $2.0 million as of February 29, 2008, consisted of highly liquid investments with original maturities of three months or less.

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

(D) Fair Value of Financial Instruments
Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value of our cash and cash equivalents, receivables including auto loan receivables held for sale, restricted investments, accounts payable, short-term debt and long-term debt approximates fair value.  Our retained interest in securitized receivables and derivative financial instruments are recorded at fair value.  See Note 6 for additional discussion of fair value measurements.

(E) Accounts Receivable
Accounts receivable, net of an allowance for doubtful accounts, include certain amounts due from third-party finance companies and customers, from new car manufacturers for incentives, from third parties for warranty reimbursements and for other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

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

(G) Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using the straight-line method over the shorter of the asset's estimated useful life or the lease term, if applicable.  Property held under capital lease is stated at the lesser of the present value of the future minimum lease payments at the inception of the lease or fair value.  Amortization of capital lease assets is computed on a straight-line basis over the shorter of the initial lease term or the estimated useful life of the asset and is included in depreciation expense.  Costs incurred during new store construction are capitalized as construction-in-progress and reclassified to the appropriate fixed asset categories when the store is completed.

Estimated Useful Lives
Life
Buildings	25 – 40 years
Capital leases	15 – 20 years
Leasehold improvements	8 – 15 years
Furniture, fixtures and equipment	5 – 15 years

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.  No impairment of long-lived assets resulted from our impairment tests in fiscal 2009, 2008 or 2007.

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

(I) Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in deferred revenue and other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined by independent actuaries using a number of assumptions provided by CarMax.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets, rate of compensation increases and mortality rate.

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

(K) Revenue Recognition
We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5-day, money-back guarantee.  If a customer returns the vehicle purchased within the parameters of the guarantee, we will refund the customer's money.  We record a reserve for returns based on historical experience and trends.

We sell extended service plans on behalf of unrelated third parties.  These service plans have terms of coverage ranging from 12 to 72 months.  Because we are not the primary obligor under these service plans, we recognize commission revenue at the time of sale, net of a reserve for estimated customer returns.  The reserve for returns is based on historical experience and trends.

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

(M) Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include rent and occupancy costs; payroll expenses, other than payroll related to reconditioning and vehicle repair services; fringe benefits; advertising; and other general expenses.

(N) Advertising Expenses
Advertising costs are expensed as incurred.  Advertising expenses are included in SG&A expenses.

(O) Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(P) Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees. We measure share-based compensation cost at grant date, based on the estimated fair value of the award and recognize the cost on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period, which is generally the vesting period of the award. We estimate the fair value of stock options using the binomial valuation model. Prior to fiscal 2009, we used the Black-Scholes valuation model for the directors’ plan.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair value of restricted stock is valued at the weighted average market value on the date of the grant.  The share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the employees’ respective function.

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

(Q) Derivative Financial Instruments
In connection with certain securitization activities, we enter into interest rate swap agreements to manage our exposure to interest rates and to more closely match funding costs to the use of funding.  We recognize the interest rate swaps at fair value as either current assets or current liabilities with changes in fair value included in earnings as a component of CAF income.

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

We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement. The current portion of tax liabilities is included in accrued income taxes and any noncurrent portion of tax liabilities is included in deferred revenue and other liabilities.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made. Interest and penalties related to income tax matters are included in SG&A expenses.

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

(U) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on net earnings.

3.	CARMAX AUTO FINANCE INCOME

	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Gain on sales of loans originated and sold (1)	$46.5	$58.1	$86.7
Other (losses) gains (1)	(81.8)	(9.6)	13.0
Total (loss) gain	(35.3)	48.5	99.7
Other CAF income:
Servicing fee income	41.3	37.4	32.4
Interest income	48.3	33.3	26.6
Total other CAF income	89.6	70.7	59.0
Direct CAF expenses:
CAF payroll and fringe benefit expense	19.2	15.9	12.0
Other direct CAF expenses	19.9	17.4	14.0
Total direct CAF expenses	39.1	33.3	26.0
CarMax Auto Finance income	$15.3	$85.9	$132.6

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the amounts reported for the corresponding full fiscal year.

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

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses or gains include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses or gains could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

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

In July 2008 we renewed our revolving securitization program (“warehouse facility”) that provides financing of up to $1.4 billion.  The purpose of the warehouse facility is to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to entities formed by third-party investors (“bank conduits”).  The bank conduits issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  In addition, the warehouse facility renews on an annual basis.  At renewal, the cost, structure and capacity of the facility could change.  These changes could have a significant impact on our funding costs.

The bank conduits may be considered variable interest entities, but are not consolidated because we are not the primary beneficiary and our interest does not constitute a variable interest in the entities.  We hold a variable interest in specified assets transferred to the entities rather than interests in the entities themselves.

Historically, we have used term securitizations to refinance the receivables previously securitized through the warehouse facility.  The purpose of term securitizations is to provide permanent funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that in turn transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Depending on the transaction structure and market conditions, refinancing receivables in a term securitization could have a significant impact on our results of operations.  The impact of refinancing activity will depend upon the securitization structure and market conditions at the refinancing date.

The warehouse facility and each term securitization are governed by various legal documents that limit and specify the activities of the special purpose entities and securitization trusts (collectively, “securitization vehicles”) used to facilitate the securitizations.  The securitization vehicles are generally allowed to acquire the receivables being sold to them, issue asset-backed securities to investors to fund the acquisition of the receivables and enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the pool of receivables or asset-backed securities. Additionally, the securitization vehicles are required to service the receivables they hold and the securities they have issued. These servicing functions are performed by CarMax as appointed within the underlying legal documents. Servicing functions include, but are not limited to, collecting payments from borrowers, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to the trustee who in turn remits payments to the investors, and accounting for and reporting information to investors.

ENDING MANAGED RECEIVABLES
	As of February 28 or 29
(In millions)	2009	2008	2007
Warehouse facility	$1,215.0	$854.5	$598.0
Term securitizations	2,616.9	2,910.0	2,644.1
Loans held for investment	145.1	69.0	62.7
Loans held for sale	9.7	5.0	6.2
Total ending managed receivables	$3,986.7	$3,838.5	$3,311.0

The special purpose entities and investors have no recourse to our assets.  Our risk under these arrangements is limited to the retained interest.  We have not provided financial or other support to the special purpose entities or investors that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support or that would affect the fair value of our retained interest.  All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

Gain (Loss) on Loans Sold
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Net loans originated	$1,935.0	$2,429.7	$2,242.3
Total loans sold	$2,031.2	$2,534.4	$2,322.7
Total (loss) gain	$(35.3)	$48.5	$99.7
Total (loss) gain as a percentage of total loans sold	(1.7)%	1.9%	4.3%

Retained Interest
We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of February 28, 2009, on a combined basis, the reserve accounts and required excess receivables were 4.5% of managed receivables. The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $348.3 million as of February 28, 2009, and $270.8 million as of February 29, 2008.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.5 years as of February 28, 2009, and February 29, 2008.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

Interest-only strip receivables.  Interest-only strip receivables represent the present value of residual cash flows we expect to receive over the life of the securitized receivables.  The value of these receivables is determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, funding costs and discount rates appropriate for the type of asset and risk.  The value of interest-only strip receivables could be affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate and credit markets; therefore, actual performance could differ from these assumptions.  We evaluate the performance of the receivables relative to these assumptions on a regular basis.  Any financial impact resulting from a change in performance is recognized in earnings in the period in which it occurs.

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to us.  The amount on deposit in reserve accounts was $41.4 million as of February 28, 2009, and $37.0 million as of February 29, 2008.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to us.  The unpaid principal balance related to the required excess receivables was $139.1 million as of February 28, 2009, and $63.0 million as of February 29, 2008.

Retained subordinated bonds.  In fiscal 2009 and 2008, we retained subordinated bonds issued by securitization trusts.  We receive interest payments on the bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks. By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The value of retained subordinated bonds was $87.4 million as of February 28, 2009, and $43.1 million as of February 29, 2008.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis
The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of February 28, 2009, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor could result in changes in another, which might magnify or counteract the sensitivities.

Key Assumptions
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.36% - 1.46%	$8.1	$15.7
Cumulative net loss rate	1.65% - 4.00%	$10.3	$20.7
Annual discount rate	19.00%	$6.0	$11.7
Warehouse facility costs (1)	2.05%	$3.8	$7.7

(1)
Expressed as a spread above appropriate benchmark rates.  Applies only to retained interest in receivables securitized through the warehouse facility.  As of February 28, 2009, there were receivables of $1.22 billion funded in the warehouse facility.

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

Cumulative net loss rate.  The cumulative net loss rate, or “static pool” net losses, is calculated by dividing the total projected credit losses of a pool of receivables, net of recoveries, by the original pool balance.  Projected net credit losses are estimated using the losses experienced to date, the credit quality of the receivables, economic factors and the performance history of similar receivables.

Annual discount rate.  The discount rate is the interest rate used for computing the present value of future cash flows and is determined based on the perceived market risk of the underlying auto loan receivables and current market conditions.

Warehouse facility costs.  While receivables are securitized in the warehouse facility, our retained interest is exposed to changes in credit spreads and other variable funding costs.  The warehouse facility costs are expressed as a spread above applicable benchmark rates.

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

Past Due Account Information
	As of February 28 or 29
(In millions)	2009	2008	2007
Accounts 31+ days past due	$118.1	$86.1	$56.9
Ending managed receivables	$3,986.7	$3,838.5	$3,311.0
Past due accounts as a percentage of ending managed receivables	2.96%	2.24%	1.72%

Credit Loss Information
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Net credit losses on managed receivables	$69.8	$38.3	$20.7
Average managed receivables	$4,021.0	$3,608.4	$3,071.1
Net credit losses as a percentage of average managed receivables	1.74%	1.06%	0.67%
Recovery rate	44%	50%	51%

Selected Cash Flows from Securitized Receivables
	Years Ended February 28 or 29
(In millions)	2009	2008	2007
Proceeds from new securitizations	$1,622.8	$2,040.2	$1,867.5
Proceeds from collections	$840.6	$1,095.0	$1,011.8
Servicing fees received	$41.3	$37.0	$32.0
Other cash flows received from the retained interest:
Interest-only strip receivables	$96.7	$98.6	$88.4
Reserve account releases	$6.4	$9.4	$15.2

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $101.0 million in fiscal 2009, $103.6 million in fiscal 2008 and $82.5 million in fiscal 2007.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

Proceeds from collections.  Proceeds from collections represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees received.  Servicing fees received represent cash fees paid to us to service the securitized receivables.

Other cash flows received from the retained interest.  Other cash flows received from the retained interest represents cash that we receive from the securitized receivables other than servicing fees.  It includes cash collected on interest-only strip receivables and amounts released to us from reserve accounts.

Financial Covenants and Performance Triggers
The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility. In addition, the warehouse facility investors could have us replaced as servicer and charge us a higher rate of interest. Further, we could be forced to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of February 28, 2009, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	FINANCIAL DERIVATIVES

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitization trusts.  During fiscal 2009, we entered into 84 interest rate swaps with initial notional amounts totaling $1.88 billion and terms ranging from 16 to 46 months.  The notional amount of outstanding swaps totaled $1.36 billion as of February 28, 2009, and $898.7 million as of February 29, 2008.

FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)
		As of February 28 or 29
(In thousands)	Consolidated Balance Sheets	2009	2008
Asset derivatives
Interest rate swaps	Retained interest in securitized receivables	$33	$—
Interest rate swaps	Accounts payable	52	—
Liability derivatives
Interest rate swaps	Accounts payable	(30,590)	(15,130)
Total		$(30,505)	$(15,130)

CHANGES IN FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)
		Years Ended February 28 or 29
(In thousands)	Consolidated Statements of Earnings	2009	2008	2007
Loss on interest rate swaps	CarMax Auto Finance income	$(15,214)	$(14,107)	$(2,627)

(1)	Additional information on fair value measurements is included in Note 6.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of February 28, 2009
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$156.8	$—	$—	$156.8
Retained interest in securitized receivables	—	—	348.3	348.3
Total assets at fair value	$156.8	$—	$348.3	$505.1

Percent of total assets at fair value	31.0%	—%	69.0%	100.0%
Percent of total assets	6.6%	—%	14.6%	21.2%

LIABILITIES
Financial derivatives	$—	$30.5	$—	$30.5
Total liabilities at fair value	$—	$30.5	$—	$30.5

Percent of total liabilities	—%	3.9%	—%	3.9%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(In millions)	Retained interest in securitized receivables
Balance as of March 1, 2009	$270.8
Total realized/unrealized losses (1)	(46.4)
Purchases, sales, issuances and settlements, net	123.9
Balance as of February 28, 2009	$348.3

Change in unrealized losses on assets still held (1)	$(33.5)

(1) Reported in CarMax Auto Finance income on the consolidated statements of earnings.

7.	PROPERTY AND EQUIPMENT

	As of February 28 or 29
(In thousands)	2009	2008
Land	$198,809	$162,786
Land held for sale	1,432	921
Land held for development	38,200	42,311
Buildings	509,682	397,183
Capital leases	30,640	29,258
Leasehold improvements	83,823	64,947
Furniture, fixtures and equipment	230,552	199,996
Construction in progress	71,289	140,389
Total property and equipment	1,164,427	1,037,791
Less accumulated depreciation and amortization	226,168	175,294
Property and equipment, net	$938,259	$862,497

Land held for development represents land owned for potential expansion.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Accumulated amortization on capital lease assets was $7.9 million as of February 28, 2009, and $6.2 million as of February 29, 2008.

8.	INCOME TAXES

Income Tax Provision
	Years Ended February 28 or 29
(In thousands)	2009	2008	2007
Current:
Federal	$69,095	$121,274	$120,250
State	9,992	18,175	18,671
Total	79,087	139,449	138,921
Deferred:
Federal	(37,835)	(21,222)	(13,596)
State	(3,667)	(3,183)	(573)
Total	(41,502)	(24,405)	(14,169)
Income tax provision	$37,585	$115,044	$124,752

Effective Income Tax Rate Reconciliation
	Years Ended February 28 or 29
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.7	3.1	3.5
Nondeductible items	0.3	0.1	0.1
Valuation allowance	0.8	0.5	—
Effective income tax rate	38.8%	38.7%	38.6%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities
	As of February 28 or 29
(In thousands)	2009	2008
Deferred tax assets:
Accrued expenses	$27,914	$28,972
Partnership basis	44,376	18,394
Inventory	2,108	—
Stock compensation	45,687	34,191
Capital loss carry forward	2,413	1,636
Total gross deferred tax assets	122,498	83,193
Less: valuation allowance	(2,413)	(1,636)
Net gross deferred tax assets	120,085	81,557

Deferred tax liabilities:
Securitized receivables	18,620	18,524
Prepaid expenses	8,168	10,034
Inventory	—	1,677
Depreciation and amortization	2,263	1,966
Total gross deferred tax liabilities	29,051	32,201
Net deferred tax asset	$91,034	$49,356

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2009, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of March 1, 2007, which established a consistent framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions.”  This interpretation of SFAS No. 109, “Accounting for Income Taxes,” uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement.  FIN 48 also established new disclosure requirements related to tax reserves.  In accordance with FIN 48, we recorded a decrease of $0.4 million in accrued tax reserves and a corresponding increase in retained earnings.

Reconciliation of Unrecognized Tax Benefits
	Years Ended February 28 or 29
(In thousands)	2009	2008
Balance at beginning of year	$32,669	$24,957
Increases for tax positions of prior years	10,757	12,485
Decreases for tax positions of prior years	(10,265)	(6,321)
Increases based on tax positions related to the current year	136	1,608
Settlements	(7,713)	(60)
Balance at end of year	$25,584	$32,669

As of February 28, 2009, we had $25.6 million of gross unrecognized tax benefits, $2.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 29, 2008, we had $32.7 million of gross unrecognized tax benefits, $2.8 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  In fiscal 2009, our accrual for interest decreased $0.4 million to $5.2 million as of February 28, 2009, from $5.6 million as of February 29, 2008. In fiscal 2008, our accrual for interest increased $1.7 million to $5.6 million as of February 29, 2008, from $3.9 million as of March 1, 2007.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2003.

9.	BENEFIT PLANS

(A) Retirement Benefit Plans
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

On October 21, 2008, the board of directors approved amendments to freeze the pension plan and the restoration plan effective December 31, 2008.  No additional benefits will accrue under these plans after that date. These changes resulted in the recognition of a non-cash net curtailment gain of $7.4 million.  In connection with benefits earned prior to the freeze, we will have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans.

Benefit Plan Information
	Years Ended February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation:
Obligation at beginning of year	$103,342	$94,653	$12,244	$7,195	$115,586	$101,848
Service cost	10,548	15,670	832	688	11,380	16,358
Interest cost	6,343	5,996	739	468	7,082	6,464
Plan amendments	—	—	—	1,046	—	1,046
Actuarial (gain) loss	(2,691)	(12,358)	2,809	3,020	118	(9,338)
Curtailment gain	(32,857)	—	(7,521)	—	(40,378)	—
Benefits paid	(919)	(619)	(173)	(173)	(1,092)	(792)
Obligation at end of year	83,766	103,342	8,930	12,244	92,696	115,586
Change in fair value of plan assets:
Plan assets at beginning of year	54,769	45,892	—	—	54,769	45,892
Actual return on plan assets	(26,667)	(1,904)	—	—	(26,667)	(1,904)
Employer contributions	15,606	11,400	173	173	15,779	11,573
Benefits paid	(919)	(619)	(173)	(173)	(1,092)	(792)
Plan assets at end of year	42,789	54,769	—	—	42,789	54,769
Funded status recognized	$(40,977)	$(48,573)	$(8,930)	$(12,244)	$(49,907)	$(60,817)
Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(336)	$(283)	$(336)	$(283)
Noncurrent liability	(40,977)	(48,573)	(8,594)	(11,961)	(49,571)	(60,534)
Net amount recognized	$(40,977)	$(48,573)	$(8,930)	$(12,244)	$(49,907)	$(60,817)
Accumulated benefit obligation	$83,766	$67,094	$8,930	$6,398	$92,696	$73,492

Benefit Obligations.  Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of the benefit plans for past service as of the measurement date.  ABO is the present value of benefits earned to date with benefits computed based on current service and compensation levels.  PBO is ABO increased to reflect expected future service and increased compensation levels.  As a result of the freeze of plan benefits under our pension and restoration plans as of December 31, 2008, the ABO and PBO balances are equal to one another at all subsequent dates.

Assumptions Used to Determine Benefit Obligations
	As of February 28 or 29
	Pension Plan		Restoration Plan
	2009	2008	2009	2008
Discount rate	6.85%	6.85%	6.85%	6.85%
Rate of compensation increase (1)	—%	5.00%	—%	7.00%

(1)	The rate of compensation increase assumption is no longer applicable due to the freeze of plan benefits effective December 31, 2008.

Plan Assets.  The fair value of plan assets is measured using current market values.  No plan assets are expected to be returned to us during the fiscal year ended February 28, 2010.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We expect to contribute approximately $31.0 million to the pension plan in fiscal 2010.  For the non-funded restoration plan, we contribute an amount equal to the expected benefit payments.

Estimated Future Benefit Payments
(In thousands)	Pension Plan	Restoration Plan
Fiscal 2010	$807	$336
Fiscal 2011	$1,049	$369
Fiscal 2012	$1,258	$383
Fiscal 2013	$1,508	$401
Fiscal 2014	$1,800	$413
Fiscal 2015 to 2019	$13,297	$2,174

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

Pension Plan Asset Allocation
	As of February 28 or 29
	2009		2008
	Target	Actual	Target	Actual
	Allocation	Allocation	Allocation	Allocation
Equity securities	75%	76%	75%	76%
Fixed income securities	25	24	25	24
Total	100%	100%	100%	100%

Components of Net Pension Expense
	Years Ended February 28 or 29
(In thousands)	Pension Plan			Restoration Plan			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$10,548	$15,670	$12,048	$832	$688	$411	$11,380	$16,358	$12,459
Interest cost	6,343	5,996	4,096	739	468	393	7,082	6,464	4,489
Expected return
on plan assets	(5,572)	(3,994)	(2,949)	—	—	—	(5,572)	(3,994)	(2,949)
Amortization of prior service cost	23	37	37	74	119	24	97	156	61
Recognized actuarial (gain) loss	(1,244)	2,973	1,754	247	172	249	(997)	3,145	2,003
Pension expense	10,098	20,682	14,986	1,892	1,447	1,077	11,990	22,129	16,063
Curtailment (gain) loss	(8,229)	—	—	800	—	—	(7,429)	—	—
Net periodic expense	$1,869	$20,682	$14,986	$2,692	$1,447	$1,077	$4,561	$22,129	$16,063

Changes Not Recognized in Net Pension Expense but
Recognized in Other Comprehensive Income
	Year Ended February 28, 2009
(In thousands, before income taxes)	Pension Plan	Restoration Plan	Total
Net actuarial loss	$29,548	$2,809	$32,357

In fiscal 2010, we do not anticipate that any estimated actuarial losses will be amortized from accumulated other comprehensive loss.

Assumptions Used to Determine Net Pension Expense
	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2009	2008	2007	2009	2008	2007
Discount rate (1)	6.85%	5.75%	5.75%	6.85%	5.75%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%	7.00%	7.00%	7.00%

(1)	For fiscal 2009, a discount rate of 7.70% was used to determine the effects of the curtailment at October 21, 2008.

Assumptions.  Underlying both the calculation of the PBO and the net pension expense are actuarial calculations of each plan's liability.  These calculations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant being the discount rate, rate of return on plan assets, rate of compensation increases and mortality rate.  We evaluate these assumptions annually, at a minimum, and make changes as necessary.

The discount rate used for retirement benefit plan accounting reflects the yields available on high-quality, fixed income debt instruments.  For our plans, we review high quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds with maturities that approximate the expected timing of the anticipated benefit payments.

To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  We apply the estimated rate of return to a market-related value of assets, which reduces the underlying variability in the asset values.  The use of expected long-term rates of return on pension plan assets could result in recognized asset returns that are greater or less than the actual returns of those pension plan assets in any given year.  Over time, however, the expected long-term returns are anticipated to approximate the actual long-term returns, and therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns, a component of unrecognized actuarial gains/losses, are recognized over the average future expected service of the active employees in the pension plan.

We determine the rate of compensation increases based upon our long-term plans for these increases.  The rate of compensation increases is no longer applicable for periods subsequent to December 31, 2008.  Mortality rate assumptions are based on the life expectancy of the population and were updated as of February 28, 2009, to account for recent increases in life expectancy.

(B) Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the retirement benefit plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual company-funded contribution regardless of associate participation was implemented as well as an additional company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $5.7 million in fiscal 2009, $3.2 million in fiscal 2008 and $2.7 million in fiscal 2007.

(C) Retirement Restoration Plan
Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the retirement savings 401(k) plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was immaterial in fiscal 2009.

10.	DEBT

	As of February 28 or 29
(In thousands)	2009	2008
Revolving credit agreement	$308,478	$300,217
Obligations under capital leases	28,569	27,614
Total debt	337,047	327,831
Less short-term debt and current portion:
Revolving credit agreement	158,478	100,217
Obligations under capital leases	507	461
Total long-term debt, excluding current portion	$178,062	$227,153

We have a $700 million revolving credit facility (the “credit facility”) with Bank of America, N.A. and various other financial institutions.  The credit facility is secured by vehicle inventory and contains customary representations and warranties, conditions and covenants. The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes. Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.  We pay a commitment fee on the used and unused portions of the available funds.  All outstanding principal amounts will be due and payable in December 2011, and there are no penalties for prepayment.

As of February 28, 2009, $308.5 million was outstanding under the credit facility and $227.7 million of the remaining borrowing limit was available to us.  The outstanding balance included $0.9 million classified as short-term debt, $157.6 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $157.6 million of the outstanding balance as of February 28, 2009, as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

The weighted average interest rate on outstanding short-term and long-term debt was 3.5% in fiscal 2009, 5.9% in fiscal 2008 and 6.4% in fiscal 2007.

We capitalize interest in connection with the construction of certain facilities.  Capitalized interest totaled $1.9 million in fiscal 2009, $5.0 million in fiscal 2008 and $4.5 million in fiscal 2007.

We have recorded five capital leases for store facilities.  The related capital lease assets are included in property and equipment.  These leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly.  The present value of future minimum lease payments totaled $28.6 million as of February 28, 2009, and $27.6 million as of February 29, 2008.

11.	STOCK AND STOCK-BASED INCENTIVE PLANS

(A) Shareholder Rights Plan and Undesignated Preferred Stock
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

In fiscal 2006 and prior years, we primarily awarded stock options to employees who received share-based compensation.  Beginning in fiscal 2007, the majority of employees receiving awards now receive restricted stock instead of stock options.  Senior management continues to receive awards of nonqualified stock options.  Nonemployee directors continue to receive awards of nonqualified stock options and stock grants.

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

As of February 28, 2009, a total of 34,500,000 shares of CarMax common stock have been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 5,182,895 as of February 28, 2009.

(C) Share-Based Compensation

Composition of ShareBased Compensation Expense
	Years Ended February 28 or 29
(In thousands)	2009	2008	2007
Cost of sales	$2,136	$1,945	$1,392
CarMax Auto Finance income	1,181	1,250	917
Selling, general and administrative expenses	33,201	31,487	30,379
Share-based compensation expense, before income taxes	$36,518	$34,682	$32,688

We recognize compensation expense for stock options and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs of $1.1 million in fiscal 2009, $1.2 million in fiscal 2008 and $0.9 million in fiscal 2007 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of February 28, 2009, February 29, 2008, and February 28, 2007.

Stock Option Activity
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2008	13,648	$14.55
Options granted	2,220	$19.56
Options exercised	(817)	$12.47
Options forfeited or expired	(207)	$15.95
Outstanding as of February 28, 2009	14,844	$15.40	4.9	$2,213
Exercisable as of February 28, 2009	9,450	$13.17	4.5	$2,213

We granted nonqualified options to purchase 2,219,857 shares of common stock in fiscal 2009 and 1,882,183 shares of common stock in fiscal 2008.  The total cash received as a result of stock option exercises was $10.2 million in fiscal 2009, $14.7 million in fiscal 2008 and $35.4 million in fiscal 2007.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $5.7 million for fiscal 2009, $26.8 million for fiscal 2008 and $74.7 million for fiscal 2007.  We realized related tax benefits of $2.2 million for fiscal 2009, $10.6 million for fiscal 2008 and $28.7 million for fiscal 2007.

Outstanding Stock Options
	As of February 28, 2009
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.62 to $9.30	2,167	4.0	$7.16	2,167	$7.16
$10.74 to $13.42	4,189	4.9	$13.21	3,237	$13.21
$14.13 to $15.72	2,828	5.1	$14.71	2,710	$14.70
$16.33 to $22.29	3,978	5.2	$18.61	909	$17.20
$24.99 to $25.79	1,682	5.1	$25.04	427	$25.05
Total	14,844	4.9	$15.40	9,450	$13.17

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to employees on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model, such as contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder.  For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.  For grants to nonemployee directors prior to fiscal 2009, we used the Black-Scholes model to estimate the fair value of stock option awards.  Beginning in fiscal 2009, we used the binomial model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted were $7.16 per share in fiscal 2009, $8.43 per share in fiscal 2008 and $7.08 per share in fiscal 2007.  The unrecognized compensation costs related to nonvested options totaled $20.7 million as of February 28, 2009.  These costs are expected to be recognized over a weighted average period of 2.0 years.

Assumptions Used to Estimate Option Values
	Years Ended February 28 or 29
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor (1)	34.8%-60.9%	28.0%-54.0%	29.8%-63.4%
Weighted average expected volatility	44.1%	38.5%	47.4%
Risk-free interest rate (2)	1.5%-3.7%	4.3%-5.0%	4.5%-5.1%
Expected term (in years) (3)	4.8-5.2	4.2-4.4	4.5-4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Restricted Stock Activity
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2008	1,721	$21.04
Restricted stock granted	1,079	$19.82
Restricted stock vested or cancelled	(167)	$20.83
Outstanding as of February 28, 2009	2,633	$20.55

We granted 1,078,580 shares of restricted stock to our employees in fiscal 2009 and 914,505 shares in fiscal 2008.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

The unrecognized compensation costs related to nonvested restricted stock awards totaled $19.3 million as of February 28, 2009.  These costs are expected to be recognized over a weighted average period of 1.2 years.

(D) Employee Stock Purchase Plan
We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria.  Associate contributions are limited to 10% of eligible compensation, up to a maximum of $7,500 per year.  For each $1.00 contributed by associates to the plan, we match $0.15.  We have authorized up to 4,000,000 shares of common stock for the employee stock purchase plan.  Shares are acquired through open-market purchases.

As of February 28, 2009, a total of 1,180,195 shares remained available under the plan.  Shares purchased on the open market on behalf of associates totaled 677,944 during fiscal 2009; 409,004 during fiscal 2008; and 337,311 during fiscal 2007.  The average price per share for purchases under the plan was $12.22 in fiscal 2009, $22.24 in fiscal 2008 and $19.32 in fiscal 2007.  The total cost for matching contributions was $1.1 million in fiscal 2009, $1.2 million in fiscal 2008 and $0.9 million in fiscal 2007.  These costs are included in share-based compensation expense.

12.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings per Share Reconciliations
	Years Ended February 28 or 29
(In thousands except per share data)	2009	2008	2007
Net earnings available to common shareholders	$59,213	$182,025	$198,597
Weighted average common shares outstanding	217,537	216,045	212,454
Dilutive potential common shares:
Stock options	1,820	3,918	4,111
Restricted stock	1,156	559	174
Weighted average common shares and dilutive potential common shares	220,513	220,522	216,739
Basic net earnings per share	$0.27	$0.84	$0.93
Diluted net earnings per share	$0.27	$0.83	$0.92

For fiscal 2009, weighted-average options to purchase 8,340,996 shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive.  For fiscal 2008, weighted-average options to purchase 1,586,357 shares of common stock were outstanding and not included in the calculation.  For fiscal 2007, weighted-average options to purchase 1,421,999 were outstanding and not included in the calculation.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

	Years Ended February 28 or 29
(In thousands, net of income taxes)	Unrecognized Actuarial Losses (Gains)	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2006	$—	$—	$—
Adoption of SFAS 158	20,094	238	20,332
Balance as of February 28, 2007	20,094	238	20,332
Amounts arising during the year	(2,177)	662	(1,515)
Amortization recognized in net pension expense	(1,991)	(98)	(2,089)
Balance as of February 29, 2008	15,926	802	16,728
Amounts arising during the year	20,363	—	20,363
Amortization recognized in net pension expense	604	(65)	539
Curtailment of retirement benefit plans	(20,033)	(737)	(20,770)
Balance as of February 28, 2009	$16,860	$—	$16,860

Effective March 1, 2007, changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred tax of $9.9 million as of February 28, 2009, and $9.8 million as of February 29, 2008.

14.	LEASE COMMITMENTS

We conduct a majority of our business in leased premises.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $82.1 million in fiscal 2009, $78.9 million in fiscal 2008 and $75.4 million in fiscal 2007.

Future Minimum Lease Obligations
	As of February 28, 2009
(In thousands)	Capital Leases (1)	Operating Leases (1)
Fiscal 2010	$3,462	$82,335
Fiscal 2011	3,608	81,988
Fiscal 2012	3,608	81,271
Fiscal 2013	3,608	81,237
Fiscal 2014	3,643	81,554
Fiscal 2015 and thereafter	40,804	595,909
Total minimum lease payments	58,733	$1,004,294
Less amounts representing interest	(30,164)
Present value of net minimum capital lease payments	$28,569

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

We completed sale-leaseback transactions involving two superstores valued at approximately $31.3 million in fiscal 2009.  We did not enter into any sale-leaseback transactions in fiscal 2008 or 2007.  All sale-leaseback transactions are structured at competitive rates.  Gains or losses on sale-leaseback transactions are recorded as deferred rent and amortized over the lease term.  We do not have continuing involvement under the sale-leaseback transactions.  In conjunction with certain sale-leaseback transactions, we must meet financial covenants relating to minimum tangible net worth and minimum coverage of rent expense.  We were in compliance with all such covenants as of February 28, 2009.

15.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

(A) Goodwill and Other Intangibles
Other assets included goodwill and other intangibles with a carrying value of $10.1 million as of February 28, 2009, and February 29, 2008.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2009 or fiscal 2008.  In fiscal 2007, we recognized an impairment charge of $4.9 million, included in SG&A expenses, related to goodwill and franchise rights associated with one of our new car franchises.

(B) Restricted Investments
Restricted investments, included in other assets, consisted of $28.5 million in money market securities and $2.2 million in other debt securities as of February 28, 2009, and $24.5 million in money market securities and $2.2 million in other debt securities as of February 29, 2008.  For fiscal year 2009, there were no proceeds from the sales of other debt securities.  For fiscal year 2008, proceeds from the sales of other debt securities totaled $33.1 million.  Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value.

(C) Accrued Compensation and Benefits
Accrued expenses and other current liabilities included accrued compensation and benefits of $46.5 million as of February 28, 2009, and $48.1 million as of February 29, 2008.

(D) Advertising Expense
SG&A expenses included advertising expense of $101.5 million in fiscal 2009, $108.8 million in fiscal 2008 and $97.8 million in fiscal 2007.  Advertising expenses were 1.5% of net sales and operating revenues for fiscal 2009 and 1.3% for fiscal years 2008 and 2007.

16.	CONTINGENT LIABILITIES

(A) Litigation
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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within 30 days of the customer's purchase will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, we record a provision for estimated repairs during the guarantee period for each vehicle sold based on historical trends.  The liability for this guarantee was $2.0 million as of February 28, 2009, and $3.2 million as of February 29, 2008, and is included in accrued expenses and other current liabilities.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

Issued in February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) was effective for our fiscal year beginning March 1, 2008.  SFAS 159 permits entities to measure certain financial assets and liabilities at fair value.  The fair value option may be elected on an instrument-by-instrument basis and is irrevocable.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each subsequent reporting date.  We did not elect to apply the fair value option to any of our financial assets or liabilities not already within the scope of SFAS 157.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of our balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement.  SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  As of February 28, 2009, we did not hold any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which expands the disclosure requirements about an entity’s derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments and related hedged activities be disclosed in terms of the underlying risk that the entity is intending to manage and in terms of accounting designation.  The fair values of derivative instruments and related hedged activities and their gains are to be disclosed in tabular format showing both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Any credit-risk-related contingent features are to be disclosed and are to include information on the potential effect on an entity’s liquidity from using derivatives.  Finally, SFAS 161 requires cross-referencing within the notes to enable users of financial statements to better locate information about derivative instruments.  These expanded disclosure requirements are required for every annual and interim reporting period for which a balance sheet and statement of operations are presented.  SFAS 161 is effective for any reporting period (annual or quarterly interim) beginning after November 15, 2008, with early application encouraged.  We adopted SFAS 161 for fiscal 2009.  The adoption had no impact on our results of operations, financial condition or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142.  FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We believe the adoption of FSP FAS 142-3 will have no material impact on our results of operations, financial condition or cash flows.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating  Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our restricted stock awards are considered “participating securities” because they contain nonforfeitable rights to dividends.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements and will adopt FSP EITF 03-6-1 effective March 1, 2009.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the changes could have a significant impact on our consolidated financial statements as we could potentially be precluded from using sales accounting treatment for our securitization transactions, which would change the timing of the recognition of CAF income. In addition, the changes could result in the consolidation of the financial assets and liabilities transferred to our qualified special purpose entities.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  We adopted this FSP for fiscal 2009.  The adoption of the FSP had no impact on our results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157 (see Note 6).  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact the new disclosure requirements will have on our consolidated financial statements and notes and will adopt FSP FAS 132(R)-1 effective March 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  We are currently evaluating the impact of FSP FAS 157-4 on our consolidated financial statements and will adopt this FSP effective June 1, 2009.

18.	SUBSEQUENT EVENTS

In April 2009, we completed a term securitization totaling $1.0 billion of auto loan receivables and retained subordinated bonds with a total face value of $140.0 million.  This transaction was eligible for investors to utilize the Federal Reserve’s Term Asset-Backed Securities Facility (“TALF”) program.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
(In thousands except per share data)	2009	2009	2009	2009	2009
Net sales and operating revenues	$2,208,763	$1,839,054	$1,455,632	$1,470,517	$6,973,966
Gross profit	$282,714	$255,913	$199,236	$230,307	$968,170
CarMax Auto Finance income (loss)	$9,819	$(7,141)	$(15,360)	$27,968	$15,286
Selling, general and administrative expenses	$242,984	$225,148	$217,482	$196,744	$882,358
Net earnings (loss)	$29,558	$14,006	$(21,874)	$37,523	$59,213
Net earnings (loss) per share:
Basic	$0.14	$0.06	$(0.10)	$0.17	$0.27
Diluted	$0.13	$0.06	$(0.10)	$0.17	$0.27

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
(In thousands except per share data)	2008	2008	2008	2008	2008
Net sales and operating revenues	$2,147,134	$2,122,530	$1,885,300	$2,044,607	$8,199,571
Gross profit	$284,221	$288,194	$242,883	$257,127	$1,072,425
CarMax Auto Finance income (loss)	$37,068	$33,412	$16,347	$(962)	$85,865
Selling, general and administrative expenses	$213,814	$214,196	$210,508	$219,854	$858,372
Net earnings	$65,355	$64,995	$29,846	$21,829	$182,025
Net earnings per share:
Basic	$0.30	$0.30	$0.14	$0.10	$0.84
Diluted	$0.30	$0.29	$0.14	$0.10	$0.83

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended  February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2009 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2009 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 28, 2009.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2009.

Name	Age	Office
Thomas J. Folliard	44	President, Chief Executive Officer and Director
Keith D. Browning	56	Executive Vice President, Chief Financial Officer and Director
Michael K. Dolan	59	Executive Vice President and Chief Administrative Officer
Joseph S. Kunkel	46	Senior Vice President, Marketing and Strategy
Richard M. Smith	51	Senior Vice President and Chief Information Officer
Eric M. Margolin	55	Senior Vice President, General Counsel and Corporate Secretary

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994.  He was promoted to vice president of merchandising in 1996, senior vice president of store operations in 2000 and executive vice president of store operations in 2001.  Mr. Folliard became president and chief executive officer and a director of CarMax in 2006.

Mr. Browning joined CarMax in 1996 as vice president and chief financial officer after spending 14 years at Circuit City, his last position being corporate controller and vice president.  He has been involved in the development of accounting procedures, systems and internal controls for CarMax since its inception.  Mr. Browning was promoted to executive vice president and chief financial officer in 2001.  He has served as a director of CarMax since 1997.

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

Mr. Margolin joined CarMax in 2007 as senior vice president, general counsel and corporate secretary. Prior to joining CarMax, he was senior vice president, general counsel and corporate secretary with Advance Auto Parts, Inc. and vice president, general counsel and corporate secretary with Tire Kingdom, Inc.

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2009 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Committees of the Board – Audit Committee” in our 2009 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance Policies and Practices” in our 2009 Proxy Statement.

We have not made any material change to the procedures by which our shareholders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” appearing in our 2009 Proxy Statement.  Additional information required by this Item is incorporated by reference to the sub-section titled “Non-Employee Director Compensation in Fiscal 2009” in our 2009 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2009 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our 2009 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled “Director Independence” in our 2009 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” in our 2009 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements. All financial statements as set forth under Item 8 of this Form 10-K.

2.
Financial Statement Schedules.  “Schedule II – Valuation and Qualifying Accounts and Reserves” and the accompanying Report of Independent Registered Public Accounting Firm on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 28 or 29, 2009, 2008 and 2007, are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto, included in Item 8 of this Form 10-K.

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

CARMAX, INC.

By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard President and Chief Executive Officer April 24, 2009	By:	/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President and Chief Financial Officer April 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD Thomas J. Folliard President, Chief Executive Officer and Director April 24, 2009	/s/ EDGAR H. GRUBB * Edgar H. Grubb Director April 24, 2009

/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director April 24, 2009	/s/ HUGH G. ROBINSON* Hugh G. Robinson Director April 24, 2009

/s/ RONALD E. BLAYLOCK * Ronald E. Blaylock Director April 24, 2009	/s/ THOMAS G. STEMBERG * Thomas G. Stemberg Director April 24, 2009

/s/ JAMES F. CLINGMAN, JR.* James F. Clingman, Jr. Director April 24, 2009	/s/ VIVIAN M. STEPHENSON* Vivian M. Stephenson Director April 24, 2009

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director April 24, 2009	/s/ BETH A. STEWART* Beth A. Stewart Director April 24, 2009

/s/ SHIRA D. GOODMAN * Shira D. Goodman Director April 24, 2009	/s/ WILLIAM R. TIEFEL* William R. Tiefel Director April 24, 2009

/s/ W. ROBERT GRAFTON * W. Robert Grafton Director April 24, 2009

*By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard Attorney-In-Fact

The original powers of attorney authorizing Thomas J. Folliard and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves
(In thousands)	Balance at Beginning of Fiscal Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Fiscal Year
Year ended February 28, 2007:
Allowance for doubtful accounts	$5,632	$5,856	$(4,405)	$7,083
Year ended February 29, 2008:
Allowance for doubtful accounts	$7,083	$4,336	$(2,738)	$8,681
Year ended February 28, 2009:
Allowance for doubtful accounts	$8,681	$4,908	$(3,641)	$9,948

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

3.3	CarMax, Inc. Bylaws, as amended and restated April 20, 2009, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 22, 2009 (File No. 1-31420), is incorporated by this reference.

4.1
Rights Agreement, dated as of May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A, filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

4.2
Appointment, Assignment and Assumption Agreement, dated as of November 28, 2008, between CarMax, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed as Exhibit 4.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference.

10.1
Employment Agreement between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K/A, filed October 23, 2006 (File No. 1-31420) is incorporated by this reference. *

10.2
Severance Agreement between CarMax, Inc. and Keith D. Browning, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.3
Severance Agreement between CarMax, Inc. and Michael K. Dolan, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.4
Severance Agreement between CarMax, Inc. and Joseph S. Kunkel, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.5
Severance Agreement between CarMax, Inc. and Richard M. Smith, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.6
Form Amendment to CarMax, Inc. Employment/Severance Agreement for Executive Officer, dated as of November 3, 2008, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.7
CarMax, Inc. Benefit Restoration Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.8
CarMax, Inc. Retirement Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 23, 2008  (File No. 1-31420), is incorporated by this reference. *

10.9
Amendment to CarMax, Inc. Benefit Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 23, 2008  (File No. 1-31420), is incorporated by this reference. *

10.10
CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.11	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated March 27, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed April 2, 2009 (File No. 1-31420), is incorporated by this reference. *

10.12	CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 1-31420), is incorporated by this reference. *

10.13	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 19, 2009, filed herewith.

10.14
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

10.16
Company Guaranty Agreement, dated August 24, 2005, between CarMax, Inc. and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed October 7, 2005 (File No. 1-31420), is incorporated by this reference.

10.17
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

10.18
Amendment No. 2 to Credit Agreement and Joinder Agreement, dated as of July 17, 2008, among CarMax Auto Superstores, Inc., CarMax, Inc, various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 22, 2008 (File No. 1-31420), is incorporated by this reference.  Certain non-material schedules and exhibits have been omitted from Amendment No. 2 as filed.  CarMax agrees to furnish supplementally to the Commission upon request a copy of such schedules and exhibits.

10.19
Amended and Restated Tax Allocation Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.20
Employee Benefits Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.4 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.21
Confidentiality Agreement between Circuit City Stores, Inc. and CarMax, Inc., dated October 1, 2002, filed as Exhibit 99.5 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

10.22
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective as of January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.23
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, effective as of January 1, 2009, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.24
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective as of March 27, 2009, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed April 2, 2009 (File No. 1-31420), is incorporated by this reference. *

10.25
Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain executive officers, effective as of March 27, 2009, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed April 2, 2009 (File No. 1-31420), is incorporated by this reference. *

10.26
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.27
Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

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