Form 10-Q
period 2009-05-31
CARMAX INC
filed 2009-07-09
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2009

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
Yes ___	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer _
Non-accelerated filer_	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common Stock, par value $0.50	220,294,801

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 40.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended May 31
	2009	%	(1)	2008	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,549,275	84.5		$1,816,848	82.3
New vehicle sales	48,553	2.6		82,070	3.7
Wholesale vehicle sales	171,496	9.3		242,327	11.0
Other sales and revenues	64,976	3.5		67,518	3.1
Net sales and operating revenues	1,834,300	100.0		2,208,763	100.0
Cost of sales	1,558,063	84.9		1,926,049	87.2
Gross profit	276,237	15.1		282,714	12.8
CarMax Auto Finance (loss) income	(21,636)	(1.2)		9,819	0.4
Selling, general and administrative expenses	206,225	11.2		242,984	11.0
Interest expense	1,066	0.1		2,058	0.1
Interest income	183	–		264	–
Earnings before income taxes	47,493	2.6		47,755	2.2
Income tax provision	18,745	1.0		18,197	0.8
Net earnings	$28,748	1.6		$29,558	1.3

Weighted average common shares: (2)
Basic	218,004			217,094
Diluted	218,840			220,484

Net earnings per share: (2)
Basic	$0.13			$0.13
Diluted	$0.13			$0.13

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2)
Reflects the implementation of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  See Note 11 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)
	May 31, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$133,580	$140,597
Accounts receivable, net	74,692	75,876
Auto loan receivables held for sale	22,539	9,748
Retained interest in securitized receivables	433,300	348,262
Inventory	781,085	703,157
Prepaid expenses and other current assets	8,308	10,112

Total current assets	1,453,504	1,287,752

Property and equipment, net	922,950	938,259
Deferred income taxes	124,819	103,163
Other assets	49,403	50,013

TOTAL ASSETS	$2,550,676	$2,379,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,702	$237,312
Accrued expenses and other current liabilities	81,841	55,793
Accrued income taxes	55,159	26,551
Deferred income taxes	10,830	12,129
Short-term debt	1,195	878
Current portion of long-term debt	238,488	158,107

Total current liabilities	640,215	490,770

Long-term debt, excluding current portion	177,889	178,062
Deferred revenue and other liabilities	106,106	117,288

TOTAL LIABILITIES	924,210	786,120

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
220,208,860 and 220,392,014 shares issued and outstanding
as of May 31, 2009, and February 28, 2009, respectively	110,104	110,196
Capital in excess of par value	690,675	685,938
Accumulated other comprehensive loss	(16,854)	(16,860)
Retained earnings	842,541	813,793

TOTAL SHAREHOLDERS’ EQUITY	1,626,466	1,593,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,550,676	$2,379,187

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended May 31
	2009	2008

Operating Activities:
Net earnings	$28,748	$29,558
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,032	13,248
Share-based compensation expense	12,493	9,921
Loss on disposition of assets	241	519
Deferred income tax benefit	(22,949)	(14,290)
Net decrease (increase) in:
Accounts receivable, net	1,184	(2,165)
Auto loan receivables held for sale, net	(12,791)	(5,025)
Retained interest in securitized receivables	(85,038)	2,148
Inventory	(77,928)	41,820
Prepaid expenses and other current assets	1,804	(4,122)
Other assets	(471)	350
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	71,426	328
Deferred revenue and other liabilities	(11,168)	7,066
Net cash (used in) provided by operating activities	(79,417)	79,356

Investing Activities:
Capital expenditures	(5,662)	(75,732)
Proceeds from sales of assets	50	225
Sales (purchases) of money market securities	185	(863)
Net cash used in investing activities	(5,427)	(76,370)

Financing Activities:
Increase (decrease) in short-term debt, net	317	(12,614)
Issuances of long-term debt	256,000	193,200
Payments on long-term debt	(175,792)	(193,009)
Equity issuances, net	(2,737)	8,229
Excess tax benefits from share-based payment arrangements	39	134
Net cash provided by (used in) financing activities	77,827	(4,060)

Decrease in cash and cash equivalents	(7,017)	(1,074)
Cash and cash equivalents at beginning of year	140,597	12,965
Cash and cash equivalents at end of period	$133,580	$11,891
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

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Cash and Cash Equivalents.  Cash equivalents of $62.9 million as of May 31, 2009, and $128.3 million as of February 28, 2009, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance (Loss) Income

	Three Months Ended May 31
(In millions)	2009	%	2008	%
Gain on sales of loans originated and sold (1)	$3.1	0.7	$17.1	2.7
Other losses (1)	(40.4)	(8.8)	(20.0)	(3.2)
Total loss (1)	$(37.3)	(8.1)	$(2.9)	(0.5)
Other CAF income: (2)
Servicing fee income	10.4	1.0	10.2	1.0
Interest income	16.4	1.6	11.1	1.1
Total other CAF income	26.8	2.7	21.3	2.2
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	5.1	0.5	4.4	0.5
Other direct CAF expenses	6.0	0.6	4.2	0.4
Total direct CAF expenses	11.1	1.1	8.6	0.9
CarMax Auto Finance (loss) income (3)	$(21.6)	(1.2)	$9.8	0.4

Total loans sold	$460.5		$626.5
Average managed receivables	$4,024.6		$3,940.9
Ending managed receivables	$4,040.9		$3,977.9

Total net sales and operating revenues	$1,834.3		$2,208.8
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

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

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

We maintain a revolving securitization program (“warehouse facility”) that currently provides financing of up to $1.4 billion to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to entities formed by third-party investors (“bank conduits”).  The bank conduits issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  The warehouse facility has a 364-day term.  At renewal, the cost, structure and capacity of the facility could change.  These changes could have a significant impact on our funding costs.

The bank conduits may be considered variable interest entities, but are not consolidated because we are not the primary beneficiary and our interest does not constitute a variable interest in the entities.  We hold a variable interest in specified assets transferred to the entities rather than interests in the entities themselves.

Historically, we have used term securitizations to refinance the receivables previously securitized through the warehouse facility.  The purpose of term securitizations is to provide permanent funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the securities are used to pay for the securitized receivables.  Refinancing receivables in a term securitization could have a significant impact on our results of operations depending on the transaction structure and market conditions.

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

ENDING MANAGED RECEIVABLES
	As of May 31		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Warehouse facility	$636.0	$642.0	$1,215.0	$854.5
Term securitizations	3,255.4	3,251.8	2,616.9	2,910.0
Loans held for investment	127.0	74.1	145.1	69.0
Loans held for sale	22.5	10.0	9.7	5.0
Total ending managed receivables	$4,040.9	$3,977.9	$3,986.7	$3,838.5

The special purpose entities and investors have no recourse to our assets.  Our risk under these arrangements is limited to the retained interest.  We have not provided financial or other support to the special purpose entities or investors that was not previously contractually required.  There are no additional arrangements, guarantees or other commitments that could require us to provide financial support or that would affect the fair value of our retained interest. All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of May 31, 2009, on a combined basis, the reserve accounts and required excess receivables were 4.3% of managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $433.3 million as of May 31, 2009, and $348.3 million as of February 28, 2009.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.6 years as of May 31, 2009, and 1.5 years as of February 28, 2009.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date and that any excess cash generated by the receivables be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity  to us.   The amount on deposit in reserve accounts was $49.3 million as of May 31, 2009, and $41.4 million as of February 28, 2009.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to us.  The unpaid principal balance related to the required excess receivables was $122.8 million as of May 31, 2009, and $139.1 million as of February 28, 2009.

Retained subordinated bonds.  Beginning in January 2008, we have retained subordinated bonds issued by securitization trusts.  We receive periodic interest payments on certain bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks. By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The fair value of retained subordinated bonds was $188.2 million as of May 31, 2009, and $87.4 million as of February 28, 2009.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of May 31, 2009, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor could result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.25% - 1.40%	$7.1	$14.5
Cumulative net loss rate	1.65% - 4.00%	$11.5	$22.9
Annual discount rate	19.00%	$7.3	$14.3
Warehouse facility costs (1)	3.40%	$3.5	$7.1

(1)Expressed as a spread above appropriate benchmark rates. Applies only to retained interest in receivables securitized through the warehouse facility.
As of May 31, 2009, there were receivables of $636.0 million funded in the warehouse facility.

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

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Accounts 31+ days past due	$125.6	$95.8	$118.1	$86.1
Ending managed receivables	$4,040.9	$3,977.9	$3,986.7	$3,838.5
Past due accounts as a percentage of ending managed receivables	3.11%	2.41%	2.96%	2.24%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2009	2008
Net credit losses on managed receivables	$12.7	$10.3
Average managed receivables	$4,024.6	$3,940.9
Annualized net credit losses as a percentage of average managed receivables	1.26%	1.04%
Average recovery rate	48.5%	46.9%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended May 31
(In millions)	2009	2008
Proceeds from new securitizations	$401.0	$530.0
Proceeds from collections	$202.9	$276.6
Servicing fees received	$10.2	$10.0
Other cash flows received from the retained interest:
Interest-only strip receivables	$35.9	$31.2
Reserve account releases	$3.0	$0.2
Interest on retained subordinated bonds	$2.4	$0.9

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  There were no balances previously outstanding in term securitizations that were refinanced through the warehouse facility in the first quarter of fiscal 2010 or fiscal 2009.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

Proceeds from collections.  Proceeds from collections represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing fees received.  Servicing fees received represent cash fees paid to us to service the securitized receivables.

Other cash flows received from the retained interest.  Other cash flows received from the retained interest represents cash that we receive from the securitized receivables other than servicing fees.  It includes cash collected on interest-only strip receivables, amounts released to us from reserve accounts and interest on retained subordinated bonds.

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse agent on a daily basis, deliver executed lockbox agreements to the warehouse facility agent and obtain a replacement counterparty for the interest rate cap agreement related to the warehouse facility.  As of May 31, 2009, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in certain retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitizations trusts.  Swaps related to receivables funded in the warehouse facility are unwound when those receivables are refinanced in a term securitization.  During the first quarter of fiscal 2010, we entered into 20 interest rate swaps with initial notional amounts totaling $493.2 million and terms of 41 months.  The notional amounts of outstanding swaps totaled $789.8 million as of May 31, 2009, and $1.36 billion as of February 28, 2009.

FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)

		As of May 31		As of February 28 or 29
(In thousands)	Consolidated Balance Sheets	2009	2008	2009	2008
Asset derivatives
Interest rate swaps	Retained interest in securitized receivables	$55	$2	$33	$—
Interest rate swaps	Accounts payable	85	—	52	—
Interest rate swaps	Other assets	—	5,620	—	—
Liability derivatives
Interest rate swaps	Accounts payable	(7,952)	—	(30,590)	(15,130)
Total		$(7,812)	$5,622	$(30,505)	$(15,130)

CHANGES IN FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)
		Three Months Ended May 31
(In thousands)	Consolidated Statements of Earnings	2009	2008
(Loss) gain on interest rate swaps	CarMax Auto Finance (loss) income	$(3,137)	$14,124

(1)	Additional information on fair value measurements is included in Note 6.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”).  The fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.

We assess the inputs used to measure fair value using the three-tier hierarchy and as disclosed in the tables below.  The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of May 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$91.2	$–	$–	$91.2
Retained interest in securitized receivables	–	–	433.3	433.3
Total assets at fair value	$91.2	$–	$433.3	$524.5

Percent of total assets at fair value	17.4%	–%	82.6%	100.0%
Percent of total assets	3.6%	–%	17.0%	20.6%

LIABILITIES
Financial derivatives	$–	$7.9	$–	$7.9
Total liabilities at fair value	$–	$7.9	$–	$7.9

Percent of total liabilities	–%	0.9%	–%	0.9%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(In millions)	Retained interest in securitized receivables
Balance as of February 28, 2009	$348.3
Total realized/unrealized gains (1)	11.7
Purchases, sales, issuances and settlements, net	73.3
Balance as of May 31, 2009	$433.3

Change in unrealized gains on assets still held (1)	$9.6
(1)Reported in CarMax Auto Finance (loss) income on the consolidated statements of earnings.

7.	Income Taxes

We had $25.9 million of gross unrecognized tax benefits as of May 31, 2009, and $25.6 million as of February 28, 2009.  For the three-month period ended May 31, 2009, there were no significant changes to the unrecognized tax benefits as reported for the year ended February 28, 2009, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.	Retirement Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit pension plan (the “pension plan”) and our unfunded nonqualified plan (the “restoration plan”).  No additional benefits accrue after that date for either plan.  The pension plan covers the majority of full-time employees.  The restoration plan restores retirement benefits for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$–	$3,653	$–	$214	$–	$3,867
Interest cost	1,432	1,766	151	208	1,583	1,974
Expected return on plan assets	(1,380)	(1,175)	–	–	(1,380)	(1,175)
Amortization of prior service cost	–	9	–	30	–	39
Recognized actuarial loss	–	129	–	99	–	228
Net pension expense	$52	$4,382	$151	$551	$203	$4,933

We made contributions to the pension plan totaling $11.9 million during the first three months of fiscal 2010.  We anticipate contributing up to $20.0 million to the pension plan in fiscal 2010.

9.	Debt

Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2009, $389.1 million was outstanding under the credit facility and $187.7 million of the remaining borrowing limit was available to us.  The outstanding balance included $1.2 million classified as short-term debt, $237.9 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.   We classified $237.9 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of May 31, 2009, consisted of $0.6 million classified as current portion of long-term debt and $27.9 million classified as long-term debt.

10.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees and the nonemployee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have awarded no incentive stock options.

Stock options are awards that allow the recipient to purchase shares of our stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options expire no later than ten years after the date of the grant.  Restricted stock awards and restricted stock units are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended May 31
(In thousands)	2009	2008
Cost of sales	$407	$475
CarMax Auto Finance (loss) income	283	158
Selling, general and administrative expenses	12,055	9,288
Share-based compensation expense, before income taxes	$12,745	$9,921

We recognize compensation expense for stock options, restricted stock and stock-settled restricted stock units on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-

classified compensatory plan; the associated costs of $0.3 million in the first quarter of fiscal 2010 and fiscal 2009 are included in share-based compensation expense.  Cash-settled restricted stock units granted in April 2009 are also classified as liability awards and the associated costs of $0.9 million in the first three months of fiscal 2010 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of May 31, 2009 and 2008.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2009	14,844	$15.40
Options granted	2,864	$11.43
Options exercised	(153)	$7.23
Options forfeited or expired	(933)	$13.48
Outstanding as of May 31, 2009	16,622	$14.90	5.3	$8,189
Exercisable as of May 31, 2009	9,747	$14.25	4.8	$8,189

For the three months ended May 31, 2009 and 2008, we granted nonqualified options to purchase 2,864,440 and 2,102,326 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $1.1 million in the first three months of fiscal 2010 and $8.2 million in the first three months of fiscal 2009.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $0.7 million for the first three months of fiscal 2010 and $4.9 million for the first three months of fiscal 2009.   We realized related tax benefits of $0.3 million in the first three months of fiscal 2010 and $1.9 million in the first three months of fiscal 2009.

OUTSTANDING STOCK OPTIONS

As of May 31, 2009	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$7.02 to $ 9.30	2,014	3.8	$7.16	2,014	$7.16
$10.74 to $11.59	2,913	6.8	$11.42	57	$10.76
$13.19 to $13.19	3,225	6.0	$13.19	2,283	$13.19
$14.13 to $14.86	2,789	4.9	$14.70	2,689	$14.69
$15.17 to $17.44	1,797	3.9	$17.07	1,329	$17.09
$19.36 to $19.82	2,197	5.8	$19.80	551	$19.80
$22.28 to $25.79	1,687	4.8	$25.02	824	$25.01
Total	16,622	5.3	$14.90	9,747	$14.25

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

The weighted average fair values at the date of grant for options granted during the three-month periods ended May 31, 2009 and 2008, were $5.26 and $7.25 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $28.1 million as of May 31, 2009.  These costs are expected to be recognized over a weighted average period of 2.5 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Three Months Ended May 31
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	54.9% - 71.5%	34.8% - 60.9%
Weighted average expected volatility	57.4%	44.4%
Risk-free interest rate(2)	0.2% - 2.5%	1.5% - 3.1%
Expected term (in years)(3)	5.3 – 5.5	4.8 - 5.2

(1)     Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices  of traded options on our stock.
(2)    Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)    Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	2,633	$20.55
Restricted stock vested	(812)	$17.21
Restricted stock cancelled	(35)	$20.82
Outstanding as of May 31, 2009	1,786	$22.07

For the three months ended May 31, 2009, no shares of restricted stock were granted.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.  We realized related tax benefits of $3.9 million from the vesting of restricted stock in the first three months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $15.5 million as of May 31, 2009.  These costs are expected to be recognized over a weighted average period of 1.4 years.

Stock-Settled Restricted Stock Units.  In April 2009, we granted stock-settled restricted stock units, which we refer to as market stock units, or MSUs, to eligible key employees.  At the end of the three-year vesting period, each MSU will be converted into between zero and two shares of CarMax common stock.  The share conversion is dependent on the performance of the company’s common stock during the last 40 trading days prior to the vesting date.  The expense associated with outstanding MSUs is recorded over their life.  The fixed fair value per share was determined to be $16.34 at the grant date using a Monte-Carlo simulation and was based on the expected market price on the vesting date and the expected number of converted common shares.  The compensation expense for the three months ended May 31, 2009, was $1.1 million.  The unrecognized compensation costs related to these nonvested MSUs totaled $5.1 million as of May 31, 2009.  These costs are expected to be recognized over a weighted average period of 2.8 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	-	$-
Stock units granted	406	$16.34
Stock units cancelled	(3)	$16.34
Outstanding as of May 31, 2009	403	$16.34

Cash-Settled Restricted Stock Units.   Additionally in April 2009, we granted cash-settled restricted stock units to other eligible employees.  These restricted stock units, or RSUs, are classified as liability awards.  At the end of the three-year vesting period, each RSU will entitle its holder to a cash payment equal to the fair market value of CarMax common stock on the vesting date.  However, the cash payment will be no greater than 200%, or less than 75%, of the fair market value of CarMax common stock on the RSUs grant date.  The variable expense associated with these outstanding RSUs is recorded over their life and is calculated based on the company’s closing stock price at the end of each reporting period. The compensation expense for the first three months of fiscal year 2010 was $0.9 million.  As of May 31, 2009, we expect the total cash settlement upon vesting to range between $7.2 million to $19.1 million.

11.	Net Earnings per Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which became effective March 1, 2009, with retrospective application. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our restricted stock awards are considered “participating securities” because they contain nonforfeitable rights to dividends.  Nonvested MSUs and RSUs granted after February 28, 2009, do not receive nonforfeitable dividend equivalent rights and are therefore not considered participating securities.  The impact of adopting FSP EITF 03-6-1 decreased previously reported basic earnings per share by $0.01 for the three months ended May 31, 2008.

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended May 31
(In thousands except per share data)	2009	2008
Net earnings	$28,748	$29,558
Less: net earnings allocable to restricted stock holders	(304)	(312)
Net earnings applicable to common shareholders	$28,444	$29,246

Weighted average common shares outstanding	218,004	217,094
Dilutive potential common shares:
Stock options	835	3,390
Stock-settled restricted stock units	1	-
Weighted average common shares and dilutive potential common shares	218,840	220,484
Basic net earnings per share	$0.13	$0.13
Diluted net earnings per share	$0.13	$0.13

Weighted-average options to purchase 13,439,076 shares of common stock were outstanding and not included in the calculation of diluted net earnings per share for the quarter ended May 31, 2009, because their inclusion would be antidilutive.  Weighted-average options to purchase 3,134,935 shares of common stock were outstanding and not included in the calculation for the quarter ended May 31, 2008.

12.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relates entirely to unrecognized actuarial losses on our retirement plans.  The total accumulated other comprehensive loss is $16.9 million as of May 31, 2009, and as of February 28, 2009.  The cumulative balance is net of deferred tax of $9.9 million as of May 31, 2009, and as of February 28, 2009.

13.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs have indicated that they will appeal the court's ruling regarding the sales consultant overtime claim.  In addition to the plaintiffs' overtime claim, the claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving related legal issues.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

14.	Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  We will include the disclosures required by

FSP FAS 132(R)-1 in our annual consolidated financial statements and notes for the fiscal year ending February 28, 2010.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  As the requirements under this FSP are consistent with our current practice, we do not believe that the implementation of this standard will have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date.  Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively.  As the requirements under SFAS 165 are consistent with our current practice, we do not believe that the implementation of this standard will have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”  (“SFAS 140”) and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This statement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt SFAS 166 in fiscal 2011.  We are currently evaluating the impact of adopting this standard on the consolidated financial statements, but believe the implementation of this standard will have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”).  SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary.  This statement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt SFAS 167 in fiscal 2011.  We are currently evaluating the impact of adopting this standard, but believe the implementation of this standard will have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending November 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

15.	Subsequent Event

In July 2009, we negotiated a 30-day extension of the warehouse facility.  Note 4 includes additional discussion of the warehouse facility.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages may not total due to rounding.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2009, we operated 100 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2009, we sold 345,465 used cars, representing 97% of the total 356,549 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2009, we conducted auctions at 49 used car superstores.  During fiscal 2009, we sold 194,081 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

Over the long term we believe the primary driver for earnings growth will be vehicle unit sales growth, both from new stores and from stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

Prior to August 2008, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In August 2008, we announced that we would temporarily slow store growth as result of the weak economic and sales environment.  In December 2008, following further deterioration in market conditions we announced a temporary suspension of store growth.  We believe this suspension will reduce our capital needs and growth-related costs. We expect to resume store growth when economic and capital market conditions improve and we see a sustained recovery in traffic and sales trends. We are still at a relatively early stage in the national rollout of our retail concept, and as of May 31, 2009, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.

In the near term, our principal challenges are related to the recession, which caused a dramatic decline in industry-wide auto sales, and the disruption of the asset-backed securitization market, which historically has been used to provide funding for CAF loan originations.

Fiscal 2010 First Quarter Highlights

▪	We believe the weakness in the economy and the stresses on consumer spending caused by the recession have continued to adversely affect industry-wide auto sales in fiscal 2010.
▪
Net sales and operating revenues decreased 17% to $1.83 billion from $2.21 billion in the first quarter of fiscal 2009, while net earnings decreased 3% to $28.7 million, or $0.13 per share, from $29.6 million, or $0.13 per share.

▪
Total used vehicle revenues declined 15% to $1.55 billion from $1.82 billion in the first quarter of fiscal 2009.  Total used vehicle unit sales decreased 13%, reflecting a 17% decrease in comparable store used unit sales, partially offset by sales from newer stores not yet included in the comparable store base.  The comparable store sales decline was primarily the result of reduced customer traffic.

▪
Total wholesale vehicle revenues declined 29% to $171.5 million from $242.3 million in the prior year quarter.  Wholesale vehicle unit sales decreased 25%, primarily reflecting the continued depressed levels of appraisal traffic.

▪
Our total gross profit declined 2% to $276.2 million from $282.7 million in the first quarter of fiscal 2009.  The effect of the decline in unit sales was largely offset by an improvement in our total gross profit dollars per retail unit, which increased $347 per unit to $2,911 from $2,564 in the corresponding prior year period.

▪
CAF reported a loss of $21.6 million compared with income of $9.8 million in the first quarter of fiscal 2009.  Results for both periods were reduced by adjustments related to loans originated in previous fiscal periods.  These adjustments totaled $40.4 million in the first quarter of fiscal 2010 and $20.0 million in the prior year quarter.  CAF’s gain on sales of loans originated and sold declined to $3.1 million compared with $17.1 million in the prior year quarter, reflecting the higher estimated cost of funding in the warehouse facility, a decline in loan origination volume and the use of a higher discount rate assumption.

▪
Selling, general and administrative (“SG&A”) expenses were reduced to $206.2 million from $243.0 million in the prior year quarter, despite having five more stores open in fiscal 2010.  SG&A as a percent of net sales and operating revenues (the “SG&A ratio”), increased to 11.2% from 11.0% in the first quarter of fiscal 2009.  In part, the lower SG&A expense resulted from our reductions in growth-related costs, advertising and variable selling expenses.  In addition, the current quarter SG&A expenses included the benefit of a favorable litigation settlement that increased net earnings by $0.02 per share, while the prior year’s quarter included unrelated accrued litigation costs that reduced net earnings by $0.02 per share.

▪
In the first quarter of fiscal 2010, $79.4 million of cash was used in operating activities, while in the first quarter of fiscal 2009, $79.4 million of cash was provided by operating activities.  The fiscal 2010 quarter reflected significant cash use for increases in the retained interest in securitized receivables and inventory, while the prior year quarter reflected the generation of cash from a reduction in inventory.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended May 31
(In millions)	2009	%	2008	%
Used vehicle sales	$1,549.3	84.5	$1,816.8	82.3
New vehicle sales	48.6	2.6	82.1	3.7
Wholesale vehicle sales	171.5	9.3	242.3	11.0
Other sales and revenues:
Extended service plan revenues	34.6	1.9	36.5	1.7
Service department sales	26.6	1.5	24.5	1.1
Third-party finance fees, net	3.8	0.2	6.5	0.3
Total other sales and revenues	65.0	3.5	67.5	3.1
Total net sales and operating revenues	$1,834.3	100.0	$2,208.8	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2009	2008
Vehicle units:
Used vehicles	(13)%	10%
New vehicles	(42)%	(26)%
Total	(14)%	9%

Vehicle dollars:
Used vehicles	(15)%	6%
New vehicles	(41)%	(27)%
Total	(16)%	4%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2009	2008
Vehicle units:
Used vehicles	(17)%	1%
New vehicles	(42)%	(18)%
Total	(18)%	0%

Vehicle dollars:
Used vehicles	(19)%	(3)%
New vehicles	(41)%	(20)%
Total	(20)%	(4)%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended May 31
	2009	2008
Used car superstores, beginning of year	100	89
Superstore openings	–	6
Used car superstores, end of period	100	95

Used Vehicle Sales.  Our 15% decrease in used vehicle revenues in the first quarter of fiscal 2010 resulted from a 13% decrease in unit sales and a 2% decrease in average retail selling price.  The unit sales decline reflected a 17% decrease in comparable store used unit sales, partially offset by sales from newer stores not yet included in the comparable store base.  The comparable store sales decline was primarily the result of reduced customer traffic.  The slower traffic was partly offset, however, by solid in-store execution, which generated a notable increase in our sales conversion rate compared with the prior year.  The higher conversion rate occurred even as we decided to continue our strategy, begun in the fall of 2008, to slow the rate of CAF loan originations.  We believe the reduction in the percentage of sales financed by CAF contributed modestly to the decline in comparable store unit sales.  The decline in the average retail selling price reflected the combined effects of changes in vehicle acquisition costs and vehicle mix.

New Vehicle Sales.  The 41% decline in new vehicle revenues in the first quarter of fiscal 2010 was due to a 42% decrease in unit sales net of a 2% increase in average retail selling price.  New vehicle unit sales reflected the extremely soft new car industry sales trends.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 29% decrease in wholesale vehicle revenues in the first quarter of fiscal 2010 resulted from a 25% decrease in wholesale unit sales combined with a 6% decline in average wholesale selling price.  The decline in the unit sales primarily reflected a decrease in our appraisal traffic, partly offset by a slight improvement in our appraisal buy rate.  We believe the recent upward trend in industry wholesale prices and the resulting increase in our appraisal offers had a favorable effect on the buy rate.  The decline in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales and net third-party finance fees.  In the first quarter of fiscal 2010, other sales and revenues declined 4% from the prior year’s first quarter.  ESP revenues decreased 5%.  Compared with the 13% decrease in total used unit sales in the first quarter, ESP revenues benefited from a slow down in the rate of ESP cancellations, which we believe was the result of the decline in auto industry sales and trade-ins.  In addition, fiscal 2010 ESP revenues benefited from modifications in pricing made during the second half of fiscal 2009.  Service department sales increased 9%, reflecting higher service-related customer traffic.  Third-party finance fees declined 42%, primarily reflecting a mix shift among providers, as well as the lower retail unit sales.  The fixed fees paid by our third-party finance providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase those loans at a discount, which is reflected as an offset to finance fee revenues received from the other third-party providers.

Seasonality.  Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  During the current recession, the traditional seasonal sales patterns have been masked by the weakness in the economy and the stresses on consumer spending, which have adversely affected industry-wide auto sales.

Supplemental Sales Information.

UNIT SALES
	Three Months Ended May 31
	2009	2008	Change
Used vehicles	92,863	106,747	(13)%
New vehicles	2,031	3,515	(42)%
Wholesale vehicles	42,226	56,329	(25)%

AVERAGE SELLING PRICES
	Three Months Ended May 31
	2009	2008	Change
Used vehicles	$16,489	$16,852	(2)%
New vehicles	$23,773	$23,211	2%
Wholesale vehicles	$3,936	$4,184	(6)%

RETAIL VEHICLE SALES MIX
	Three Months Ended May 31
	2009	2008
Vehicle units:
Used vehicles	98%	97%
New vehicles	2	3
Total	100%	100%

Vehicle dollars:
Used vehicles	97%	96%
New vehicles	3	4
Total	100%	100%

As of May 31, 2009, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, will be terminated no later than October 2010.  We expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise, by this date.  We do not expect this action to have any material effect on sales or earnings.

GROSS PROFIT
	Three Months Ended May 31
(In millions)	2009	2008	Change
Used vehicle gross profit	$185.8	$186.0	(0.1)%
New vehicle gross profit	1.1	3.0	(64.2)%
Wholesale vehicle gross profit	38.2	44.2	(13.6)%
Other gross profit	51.2	49.5	3.3%
Total gross profit	$276.2	$282.7	(2.3)%

GROSS PROFIT PER UNIT
	Three Months Ended May 31
	2009			2008
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,001	12.0		$1,742	10.2
New vehicle gross profit	$532	2.2		$860	3.7
Wholesale vehicle gross profit	$904	22.3		$784	18.2
Other gross profit	$539	78.8		$449	73.4
Total gross profit	$2,911	15.1		$2,564	12.8

(1) Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2) Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit of $185.8 million in the first quarter of fiscal 2010 was similar to the $186.0 million in the prior year’s first quarter, despite the 13% decline in used unit sales.  The used vehicle gross profit per unit increased $259, or 15%, to $2,001 per unit compared with $1,742 per unit in the first quarter of fiscal 2009.  In part, this improvement reflected the significantly below-average profitability reported in the prior year period, when the initial slowdown in customer traffic and the rapid decline in underlying values of SUVs and trucks put pressure on our used vehicle margins.  Our prior year first quarter gross profit also reflected the impact of having lower margin vehicles in inventory at the beginning of the quarter.  The improvement also reflected benefits realized from our initiatives to reduce vehicle reconditioning costs, which we estimate reduced our cost of sales by approximately $100 per unit compared with the corresponding prior year period.  We believe the fiscal 2010 gross profit per unit also benefited from a small improvement in inventory turns, achieved despite the more difficult sales environment.

New Vehicle Gross Profit.  Our new vehicle gross profit declined to $1.1 million in the first quarter of fiscal 2010 compared with $3.0 million in the prior year’s first quarter.  The reduction reflected both the 42% decline in new unit sales and a $328 decline in gross profit per unit.  These reductions resulted from the sharp decline in new car industry sales and the resulting increase in competitiveness in the new car market.  We experienced a disproportionate reduction in profitability at our two Chrysler franchises, which was a function of both the severe drop in traffic experienced by this manufacturer’s franchises and our decision to cut selling prices and margins in order to reduce our Chrysler new car inventory.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit decreased by $6.0 million, or 14%, to $38.2 million in the first quarter of fiscal 2010 from $44.2 million in the prior year quarter.  The reduction was driven by the 25% decline in wholesale unit sales, partially offset by an increase in wholesale gross profit per unit of $120, or 15%, to $904 per unit in the first quarter fiscal 2010 from $784 per unit in the first quarter of fiscal 2009.  The wholesale price appreciation in the current year period, combined with a significantly higher dealer-to-car ratio, and the resulting price competition among bidders, contributed to the increase in wholesale gross profit per unit.  Our wholesale vehicles are predominantly comprised of older, higher mileage vehicles, and we believe the demand for these types of vehicles has remained strong from dealers who specialize in selling to credit-challenged customers.

Other Gross Profit.  We have no cost of sales related to either ESP revenues or third-party finance fees, as these represent commissions paid to us by the third-party providers.  Our other gross profit increased $1.7 million, or 3%, to $51.2 million in the first quarter of fiscal 2010 compared with $49.5 million in the prior year period.  The increase reflected higher service department profits resulting from the increase in service sales, partly offset by the declines in ESP revenues and third-party finance fees.  Other gross profit per unit increased to $539 from $449 in the prior year first quarter primarily due to an improvement in service margins.  Service margins generally rise when sales grow at a rate greater than fixed service overhead costs.

Impact of Inflation.  Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices benefit the SG&A ratio and CAF income to the extent the average amount financed also increases.

CarMax Auto Finance (Loss) Income.  CAF provides financing for a portion of our used and new car retail sales.  Because the purchase of a vehicle is often reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  Generally, CAF has provided us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

COMPONENTS OF CAF (LOSS) INCOME
	Three Months Ended May 31
(In millions)	2009	%	2008	%
Total loss (1)	$(37.3)	(8.1)	$(2.9)	(0.5)
Other CAF income: (2)
Servicing fee income	10.4	1.0	10.2	1.0
Interest income	16.4	1.6	11.1	1.1
Total other CAF income	26.8	2.7	21.3	2.2
Direct CAF expenses: (2)
CAF payroll and fringe benefit expense	5.1	0.5	4.4	0.5
Other direct CAF expenses	6.0	0.6	4.2	0.4
Total direct CAF expenses	11.1	1.1	8.6	0.9
CarMax Auto Finance (loss) income (3)	$(21.6)	(1.2)	$9.8	0.4

Total loans sold	$460.5		$626.5
Average managed receivables	$4,024.6		$3,940.9
Ending managed receivables	$4,040.9		$3,977.9

Total net sales and operating revenues	$1,834.3		$2,208.8
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

CAF provides financing for qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The gain on sales of loans originated and sold as a percent of loans originated and sold (the “gain percentage”) has been impacted by the more challenging economic environment and the disruption in the global credit markets.  These factors caused us to increase the loss and discount rate assumptions that affect the gain recognized on the sale of loans, and they also caused an increase in CAF’s funding costs.

GAIN (LOSS) ON LOANS SOLD
	Three Months Ended May 31
(In millions)	2009	2008
Gain on sales of loans originated and sold	$3.1	$17.1
Other losses	(40.4)	(20.0)
Total loss	$(37.3)	$(2.9)

Loans originated and sold	$460.5	$626.5
Receivables repurchased from term securitizations and resold	-	-
Total loans sold	$460.5	$626.5

Gain percentage on loans originated and sold	0.7%	2.7%
Total loss as a percentage of total loans sold	(8.1)%	(0.5)%

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other losses include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

Beginning in January 2008, we have retained some or all of the subordinated bonds associated with our term securitizations.  These bonds were retained because, at the applicable issue date, the economics of doing so were more favorable than selling them.  The retained subordinated bonds are included in the retained interest in securitized receivables on our consolidated balance sheets, and they had a fair value of $188.2 million as of May 31, 2009, and $87.4 million as of February 28, 2009.  During the first quarter of fiscal 2010, we retained subordinated bonds in connection with the securitization of $1 billion of auto loans.  These bonds were issued at a discount and had a fair value of $88.8 million as of May 31, 2009.  All of the retained subordinated bonds are included in retained interest in securitized receivables, with changes in their fair values reflected in CAF (loss) income.

CAF reported a loss of $21.6 million in the first quarter of fiscal 2010 compared with income of $9.8 million in the first quarter of the prior year.  In both periods, CAF results were reduced by adjustments related to loans originated in previous fiscal periods.  In the first quarter of fiscal 2010, these adjustments totaled $40.4 million and they included:

▪
A $57.6 million reduction related to increased funding costs for the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the end of fiscal 2009.  This amount included the increase in funding costs for the $1 billion of auto loan receivables that were refinanced in a term securitization in April 2009.  It also included our estimate of the increase in the cost of funding in the warehouse facility that will occur upon renewal or replacement of the current warehouse facility, applied to the remaining $215 million of receivables funded in the warehouse facility as of February 28, 2009, that were not included in the April 2009 term securitization. At the end of fiscal 2009, we estimated that the impact of higher funding costs versus those implicit in our warehouse facility would adversely affect CAF income by between $60 million and $85 million when the $1.22 billion of receivables funded in the warehouse facility were refinanced in fiscal 2010. As a result of recent contractions in credit spreads, we now estimate the impact to be slightly below the low end of this range.

▪
$17.2 million of favorable adjustments, including $12.3 million of favorable mark-to-market adjustments on retained subordinated bonds, decreases in prepayment speed assumptions and minor revisions to other assumptions.

The unfavorable adjustments in the first quarter of fiscal 2009 totaled $20.0 million and they related to increased funding costs on the $845 million of loans that were funded in the warehouse facility at the end of fiscal 2008.

Excluding these adjustments from both periods, CAF income declined to $18.8 million from $29.8 million in the first quarter of fiscal 2009.  CAF’s gain on sales of loans originated and sold was $3.1 million in the current year quarter versus $17.1 million in the prior year quarter, reflecting a higher estimated cost of funding in the warehouse facility, a decline in loan origination volume, and the use of a 19% discount rate assumption in the current year quarter versus 17% used in the prior year quarter.  The volume of CAF loans originated and sold fell 27% from the prior year’s level, reflecting both the decline in used unit sales and our decision to decrease the percentage of sales financed by CAF.  Beginning in May 2009, we implemented additional tightening of CAF’s lending criteria in response to the higher funding costs.

Based on conditions in the credit markets, we anticipate that the warehouse facility funding costs will increase upon its renewal or replacement.  We reflected these estimated higher warehouse costs in the gain recognized on all loans originated and sold in the first quarter of fiscal 2010 as well as those originated in prior periods which remained in the warehouse facility as of May 31, 2009.  When the warehouse facility renews in future years, the cost and structure of the facility could change. These changes could have a significant impact on our funding costs.

The interest income component of other CAF income increased to an annualized 1.6% of average managed receivables in the first quarter of fiscal 2010 from 1.1% in the prior year quarter, primarily due to the increase in the amount of retained subordinated bonds held by CarMax and due to the increase in the discount rate assumption used to value the retained interest.  CAF interest income includes the interest earned on the retained subordinated bonds.  The use of a higher discount rate reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Loans securitized	$3,891.4	$3,893.8	$3,831.9	$3,764.5
Loans held for sale or investment	149.5	84.1	154.8	74.0
Ending managed receivables	$4,040.9	$3,977.9	$3,986.7	$3,838.5

Accounts 31+ days past due	$125.6	$95.8	$118.1	$86.1
Past due accounts as a percentage of ending managed receivables	3.11%	2.41%	2.96%	2.24%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2009	2008
Net credit losses on managed receivables	$12.7	$10.3
Average managed receivables	$4,024.6	$3,940.9
Annualized net credit losses as a percentage of average managed receivables	1.26%	1.04%
Average recovery rate	48.5%	46.9%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest was $433.3 million as of May 31, 2009, compared with $348.3 million as of February 28, 2009.

Compared with the prior year periods, in the first quarter of fiscal 2010 we experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables.  We believe these increases were primarily the result of the recession, which has adversely affected unemployment and industry trends for losses and delinquencies.  In response, we have tightened CAF’s lending criteria over the last several quarters.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  SG&A expenses were reduced to $206.2 million from $243.0 million in the prior year quarter, despite having five more stores open in fiscal 2010.  The SG&A reduction included decreases in growth-related costs, advertising expenses and variable selling expenses, including payroll.  We experienced a significant reduction in pre-opening and relocation costs resulting from our decision to temporarily suspend store growth.  The reduction in advertising costs reflected our decision to reduce our advertising spend in the current environment, as well as the benefit of a decrease in advertising rates.  In addition, the current quarter SG&A expenses included the benefit of a favorable litigation settlement, which increased net earnings by $0.02 per share, while the prior year’s first quarter SG&A expenses included unrelated accrued litigation costs, which reduced net earnings by $0.02 per share.

The SG&A ratio increased to 11.2% compared with 11.0% in the first quarter of the prior year.  The decrease in overhead expenses was not sufficient to fully offset the 17% decline in total sales and revenues.

Income Taxes.  The effective income tax rate increased to 39.5% from 38.1% in the first quarter of fiscal 2009.  The higher effective tax rate had no material effect on either net earnings or net earnings per share for the first quarter of fiscal 2010.  The higher effective tax rate in fiscal 2010 is primarily due to an increase in tax reserves.

OPERATIONS OUTLOOK

Capital Expenditures.  We currently estimate gross capital expenditures will total approximately $20 million in fiscal 2010.  Until we resume store growth, capital spending will be incurred primarily for maintenance capital items.  Based on the relatively young average age of our store base, maintenance capital has represented a very small portion of total capital spending in recent years.

Fiscal 2010 Expectations.  As a result of the unprecedented decline in automotive industry sales that has occurred in conjunction with the recession, as well as the continuing volatility in the asset-backed securitization market, we do not believe we can make a meaningful projection of fiscal 2010 sales or earnings.

The Federal Reserve launched the Term Asset-Backed Securities Loan Facility (“TALF”) program in March 2009 and planned to continue the program through December 2009, unless extended.  The TALF program is intended to facilitate the issuance of qualifying asset-backed securities and to improve market conditions for these securities.  We believe the program has been successful in generating additional demand for auto asset-backed securities.  In April 2009, we completed a term securitization totaling $1.0 billion of auto loan receivables, $840 million of which was eligible for investors to utilize the TALF program.

In  June  2009, the  U.S. automotive scrappage bill, Consumer Assistance to Recycle and Save (CARS) Act, was signed into law, under which $1 billion was allocated through November 1, 2009, to provide vouchers of between $3,500 and $4,500 for the purchase of a new vehicle that achieves specified increases in fuel efficiency compared with the consumer’s trade-in vehicle.  The trade-in vehicle must have a fuel efficiency rating of 18 miles per gallon or less and it must be scrapped following the transaction.  As a result, only trade-ins with a value of less than $3,500 to $4,500 should be affected by this scrappage program.  Given the limited scope and term of this program, we do not believe that it will have a material effect on our fiscal 2010 sales or earnings.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. In the first quarter of fiscal 2010, $79.4 million of cash was used in operating activities, while in the first quarter of fiscal 2009, $79.4 million of cash was provided by operating activities.  The fiscal 2010 quarter reflected significant cash use for increases in the retained interest in securitized receivables and inventory, while the prior year quarter reflected the generation of cash primarily from a reduction in inventory.  The retained interest in securitized receivables increased by $85.0 million during the first quarter of fiscal 2010 primarily as a result of the subordinated bonds that were retained in the April 2009 term securitization.  These bonds had a fair value of $88.8 million as of May 31, 2009.

Total inventory was $781.1 million as of May 31, 2009, or 16% lower than the $934.0 million in total inventory as of May 31, 2008.  During the first quarter of fiscal 2010, total inventories rose $77.9 million, reflecting our below-target inventory level at the start of fiscal 2010, a sequential improvement in customer traffic and sales from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010, and rising vehicle acquisition costs.  During the first quarter of fiscal 2009, total inventories declined $41.8 million, reflecting our reductions in retail used vehicle inventories in response to falling customer demand and sales levels, as well as declining vehicle acquisition costs for several vehicle categories, including SUVs and trucks.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.89 billion as of both May 31, 2009, and May 31, 2008.  During the first quarter of fiscal 2010, we completed a term securitization of auto loan receivables, funding a total of $1.0 billion of auto loan receivables.  We retained subordinated bonds in this transaction that had a fair value of $88.8 million as of May 31, 2009.

As of May 31, 2009, the warehouse facility limit was $1.4 billion.  At that date, $636.0 million of auto loan receivables were funded in the warehouse facility and unused warehouse capacity totaled $764.0 million. In July 2009, we negotiated a 30-day extension of the warehouse facility.  During this period, we intend to renew or replace this facility, and we expect to incur higher funding costs.  We may consider reducing the total size of the facility at the current renewal date, given that our present needs are lower than in the prior year when our sales were higher and we were still growing our store base.  In the summer of 2008, the warehouse facility limit was increased from $1.0 billion to $1.4 billion.  Over the long-term, we anticipate that we will be able to enter into new, or renew or expand, existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $5.4 million in the first quarter of fiscal 2010 compared with $76.4 million in the prior year's quarter.  The fiscal 2009 activity primarily represented store construction costs and the cost of land acquired for future year store openings.  The reduction in total spending reflected our December 2008 decision to temporarily suspend store growth.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  As of May 31, 2009, we owned 41 superstores currently in operation, 3 superstores that will not be opened until market conditions improve, and our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  During the first quarter of fiscal 2010, net cash provided by financing activities totaled $77.8 million, including an increase in total debt of $80.5 million.  During the first quarter of fiscal 2009, net cash used in financing activities totaled $4.1 million.  During the prior year quarter, we used cash generated from operations to decrease total debt by $12.4 million and we received $8.2 million in connection with employee stock option exercises.

As of May 31, 2009, we had total debt of $417.6 million, consisting of $389.1 million outstanding under our revolving credit facility and $28.5 million of capitalized leases.  We have a $700 million revolving credit facility, which is available until December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2009, based on then-current inventory levels, we had additional borrowing capacity of $187.7 million under the credit facility.  The outstanding balance as of May 31, 2009, included $1.2 million classified as short-term debt, $237.9 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $237.9 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Starting in the second half of fiscal 2009, we believed it was prudent to maintain a cash balance in excess of our operating requirements.  As of May 31, 2009, we had cash and cash equivalents of $133.6 million.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Fair Value Measurements.  We report money market securities, retained interest in securitized receivables and financial derivatives at fair value.  See Note 6 for more information on fair value measurements.

The retained interest in securitized receivables was valued at $433.3 million as of May 31, 2009, and $348.3 million as of February 28, 2009.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $245.1 million and $260.9 million, respectively, as of these dates.  In addition, the retained interest included retained subordinated bonds with a total fair value of $188.2 million as of May 31, 2009, and $87.4 million as of February 28, 2009.

As described in Note 4, we use discounted cash flow models to measure the fair value of the retained interest, excluding retained subordinated bonds.  In addition to funding costs and prepayment rates, the estimates of future cash flows are based on certain key assumptions, such as finance charge income, loss rates and discount rates appropriate for the type of asset and risk, both of which are significant unobservable inputs.  Changes in these inputs could have a material impact on our financial condition or results of operations.

In measuring the fair value of the retained subordinated bonds, we use a widely accepted third-party bond pricing model.  Our key assumption is determined based on current market spread quotes from third-party investment banks and is currently a significant unobservable input.  Changes in this input could have a material impact on our financial condition or results of operations.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, the retained interest is classified as a Level 3 asset, and as of May 31, 2009, represented 82.6% of the total assets measured at fair value, as disclosed in Note 6.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including the availability and cost of financing auto loan receivables.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	The loss of key employees from our store, regional or corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more domestic-based automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 37 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables.  As of May 31, 2009, and February 28, 2009, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES
(In millions)	May 31, 2009	February 28, 2009
Principal amount of:
Fixed-rate securitizations	$2,939.1	$2,246.7
Floating-rate securitizations synthetically altered to fixed (1)	952.2	1,584.6
Floating-rate securitizations	0.1	0.6
Loans held for investment (2)	127.0	145.1
Loans held for sale (3)	22.5	9.7
Total	$4,040.9	$3,986.7

(1) Includes variable-rate securities totaling $316.2 million as of May 31, 2009, and $370.2 million as of February 28, 2009, issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(2) The majority is held by a bankruptcy-remote special purpose entity.
(3) Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our first quarter fiscal 2010 net earnings per share by less than $0.01.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs have indicated that they will appeal the court's ruling regarding the sales consultant overtime claim.  In addition to the plaintiffs' overtime claim, the claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving related legal issues.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2009, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)    The annual meeting of the company’s shareholders was held June 23, 2009.

(b)   At the annual meeting, the shareholders re-elected Jeffrey E. Garten, Vivian M. Stephenson, Beth A. Stewart and William R. Tiefel to the Board, each for a three-year term expiring at the 2012 Annual Meeting of Shareholders pursuant to the following vote:

Directors	Votes For	Votes Withheld
Jeffrey E. Garten	196,956,687	3,422,734
Vivian M. Stephenson	199,425,328	954,093
Beth A. Stewart	196,835,199	3,544,222
William R. Tiefel	197,051,445	3,327,976

The following directors had terms of office that did not expire at the 2009 annual meeting:

Ronald E. Blaylock
Keith D. Browning
James F. Clingman, Jr.
Thomas J. Folliard
Shira D. Goodman
W. Robert Grafton
Edgar H. Grubb
Hugh G. Robinson
Thomas G. Stemberg

(c)	At the annual meeting, the shareholders also voted upon the following:

(i)
The shareholders ratified the selection of KPMG LLP as the company’s independent registered public accounting firm for our fiscal year ending February 28, 2010, by a vote of 200,110,639 shares for, 208,316 shares against, and 60,466 shares abstaining.

(ii)	The shareholders voted to approve the 2002 Stock Incentive Plan, as amended and restated, by a vote of 160,476,305 shares for, 17,636,671 shares against, and 122,161 shares abstaining.

(iii)	The shareholders voted to approve the 2002 Employee Stock Purchase Plan, as amended and restated, by a vote of 171,009,562 shares for 7,128,202 shares against, and 97,373 shares abstaining.

Item 6.	Exhibits

10.1	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed herewith.

10.2
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2009 (File No. 1-31420, is incorporated by this reference. *

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
Keith D. Browning
Executive Vice President and
Chief Financial Officer

July 9, 2009

EXHIBIT INDEX

10.1	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed herewith.

10.2
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2009 (File No. 1-31420, is incorporated by this reference. *

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