Form 10-Q
period 2009-08-31
CARMAX INC
filed 2009-10-08
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2009

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
Yes X	No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common Stock, par value $0.50	221,827,516

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 43.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31						Six Months Ended August 31
	2009	%	(1)	2008	%	(1)	2009	%	(1)	2008	%	(1)
Sales and operating revenues:
Used vehicle sales	$1,706,616	82.2		$1,476,317	80.3		$3,255,891	83.3		$3,293,165	81.4
New vehicle sales	63,206	3.0		77,818	4.2		111,759	2.9		159,888	3.9
Wholesale vehicle sales	236,991	11.4		223,269	12.1		408,487	10.4		465,596	11.5
Other sales and revenues	69,858	3.4		61,650	3.4		134,834	3.4		129,168	3.2
Net sales and operating revenues	2,076,671	100.0		1,839,054	100.0		3,910,971	100.0		4,047,817	100.0
Cost of sales	1,762,122	84.9		1,583,141	86.1		3,320,185	84.9		3,509,190	86.7
Gross profit	314,549	15.1		255,913	13.9		590,786	15.1		538,627	13.3
CarMax Auto Finance income (loss)	72,130	3.5		(7,141)	(0.4)		50,494	1.3		2,678	0.1
Selling, general and administrative
expenses	218,122	10.5		225,148	12.2		424,347	10.9		468,132	11.6
Interest expense	1,348	0.1		1,477	0.1		2,414	0.1		3,535	0.1
Interest income	190	―		354	―		373	―		618	―
Earnings before income taxes	167,399	8.1		22,501	1.2		214,892	5.5		70,256	1.7
Provision for income taxes	64,428	3.1		8,495	0.5		83,173	2.1		26,692	0.7
Net earnings	$102,971	5.0		$14,006	0.8		$131,719	3.4		$43,564	1.1

Weighted average common shares: (2)
Basic	218,747			217,600			218,376			217,347
Diluted	221,334			219,956			220,087			220,220

Net earnings per share: (2)
Basic	$0.47			$0.06			$0.60			$0.20
Diluted	$0.46			$0.06			$0.59			$0.20

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2)
Reflects the implementation of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating
Securities.” See Note 11 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)
	August 31, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$122,347	$140,597
Accounts receivable, net	79,110	75,876
Auto loan receivables held for sale	25,679	9,748
Retained interest in securitized receivables	486,120	348,262
Inventory	790,081	703,157
Deferred income taxes	8,052	―
Prepaid expenses and other current assets	10,193	10,112

Total current assets	1,521,582	1,287,752

Property and equipment, net	916,162	938,259
Deferred income taxes	100,699	103,163
Other assets	48,857	50,013

TOTAL ASSETS	$2,587,300	$2,379,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,835	$237,312
Accrued expenses and other current liabilities	92,925	55,793
Accrued income taxes	36,183	26,551
Deferred income taxes	―	12,129
Short-term debt	1,937	878
Current portion of long-term debt	199,855	158,107

Total current liabilities	555,735	490,770

Long-term debt, excluding current portion	177,716	178,062
Deferred revenue and other liabilities	109,622	117,288

TOTAL LIABILITIES	843,073	786,120

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
220,870,585 and 220,392,014 shares issued and outstanding
as of August 31, 2009, and February 28, 2009, respectively	110,435	110,196
Capital in excess of par value	705,134	685,938
Accumulated other comprehensive loss	(16,854)	(16,860)
Retained earnings	945,512	813,793

TOTAL SHAREHOLDERS’ EQUITY	1,744,227	1,593,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,587,300	$2,379,187

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended August 31
	2009	2008
Operating Activities:
Net earnings	$131,719	$43,564
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	29,579	27,494
Share-based compensation expense	22,654	19,095
Loss on disposition of assets	276	1,547
Deferred income tax benefit	(17,711)	(22,777)
Net (increase) decrease in:
Accounts receivable, net	(3,234)	14,079
Auto loan receivables held for sale, net	(15,931)	(26,053)
Retained interest in securitized receivables	(137,858)	(40,266)
Inventory	(86,924)	239,646
Prepaid expenses and other current assets	(81)	4,152
Other assets	1,152	(215)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	35,365	(48,356)
Deferred revenue and other liabilities	(10,295)	6,991
Net cash (used in) provided by operating activities	(51,289)	218,901

Investing Activities:
Capital expenditures	(14,328)	(137,519)
Proceeds from sales of assets	50	1,254
Insurance proceeds related to damaged property	447	―
Purchases of money market securities	(2,196)	(4,009)
Sales of investments available for sale	2,200	―
Net cash used in investing activities	(13,827)	(140,274)

Financing Activities:
Increase (decrease) in short-term debt, net	1,059	(8,417)
Issuances of long-term debt	386,000	278,200
Payments on long-term debt	(344,598)	(359,921)
Equity issuances, net	3,819	9,100
Excess tax benefits from share-based payment arrangements	586	363
Net cash provided by (used in) financing activities	46,866	(80,675)

Decrease in cash and cash equivalents	(18,250)	(2,048)
Cash and cash equivalents at beginning of year	140,597	12,965
Cash and cash equivalents at end of period	$122,347	$10,917
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

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  We have evaluated subsequent events for potential recognition and/or disclosure through October 8, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Cash and Cash Equivalents.  Cash equivalents of $50.0 million as of August 31, 2009, and $128.3 million as of February 28, 2009, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance Income (Loss)

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2009	%	2008	%	2009	%	2008	%
Gain on sales of loans originated and sold (1)(2)	$19.9	4.2	$9.4	1.8	$24.7	2.6	$23.6	2.0
Other gains (losses) (1)	36.2		(28.2)		(6.0)		(45.2)
Total gain (loss)	56.1		(18.8)		18.7		(21.6)
Other CAF income: (3)
Servicing fee income	10.4	1.0	10.4	1.0	20.9	1.0	20.6	1.0
Interest income	16.3	1.6	11.2	1.1	32.7	1.6	22.2	1.1
Total other CAF income	26.7	2.6	21.6	2.1	53.6	2.6	42.9	2.1
Direct CAF expenses: (3)
CAF payroll and fringe benefit expense	5.1	0.5	4.7	0.5	10.1	0.5	9.2	0.5
Other direct CAF expenses	5.6	0.6	5.2	0.5	11.7	0.6	9.4	0.5
Total direct CAF expenses	10.7	1.1	10.0	1.0	21.8	1.1	18.6	0.9
CarMax Auto Finance income (loss) (4)	$72.1	3.5	$(7.1)	(0.4)	$50.5	1.3	$2.7	0.1

Loans originated and sold	$475.2		$526.9		$935.7		$1,153.4
Average managed receivables	$4,066.5		$4,039.9		$4,045.6		$3,990.4
Ending managed receivables	$4,072.3		$4,061.4		$4,072.3		$4,061.4

Total net sales and operating revenues	$2,076.7		$1,839.1		$3,911.0		$4,047.8

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the year-to-date total.

Percent columns indicate:
(2)	Percent of loans originated and sold.
(3)	Annualized percent of average managed receivables.
(4)	Percent of total net sales and operating revenues.

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

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other gains or losses include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other gains or losses could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

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

We maintain a revolving securitization program (“warehouse facility”) that currently provides financing of up to $1.2 billion to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to entities formed by third-party investors (“bank conduits”).  The bank conduits issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to pay for the securitized receivables.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  The warehouse facility has a 364-day term ending in August 2010.  At renewal, the cost, structure and capacity of the facility could change.  These changes could have a significant impact on our funding costs.

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

The warehouse facility and each term securitization are governed by various legal documents that limit and specify the activities of the special purpose entities and securitization trusts (collectively, “securitization vehicles”) used to facilitate the securitizations.  The securitization vehicles are generally allowed to acquire the receivables being sold to them, issue asset-backed securities to investors to fund the acquisition of the receivables and enter into passive derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the pool of receivables or asset-backed securities. Additionally, the securitization vehicles are required to service the receivables they hold and the securities they have issued. These servicing functions are performed by CarMax as appointed within the underlying legal documents. Servicing functions include, but are not limited to, collecting payments from borrowers, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to the trustee who in turn remits payments to the investors, and accounting for and reporting information to investors.

ENDING MANAGED RECEIVABLES
	As of August 31		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Warehouse facility	$575.0	$600.0	$1,215.0	$854.5
Term securitizations	3,334.7	3,331.6	2,616.9	2,910.0
Loans held for investment	136.9	98.8	145.1	69.0
Loans held for sale	25.7	31.0	9.7	5.0
Total ending managed receivables	$4,072.3	$4,061.4	$3,986.7	$3,838.5

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

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of August 31, 2009, on a combined basis, the reserve accounts and required excess receivables were 4.3% of ending managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $486.1 million as of August 31, 2009, and $348.3 million as of February 28, 2009.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.6 years as of August 31, 2009, and 1.5 years as of February 28, 2009.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our term securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date. An amount equal to a specified percentage of funded receivables is also required in our warehouse facility.  Any excess cash generated by the receivables must be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to us.  The amount on deposit in reserve accounts was $45.0 million as of August 31, 2009, and $41.4 million as of February 28, 2009.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to us.  The unpaid principal balance related to the required excess receivables was $129.9 million as of August 31, 2009, and $139.1 million as of February 28, 2009.

Retained subordinated bonds. Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  We receive periodic interest payments on certain bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not currently available for these assets due to illiquidity in the credit markets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks. By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The fair value of retained subordinated bonds was $219.7 million as of August 31, 2009, and $87.4 million as of February 28, 2009.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of August 31, 2009, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor could result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS
(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.20% - 1.39%	$7.8	$15.6
Cumulative net loss rate	2.14% - 4.00%	$10.3	$20.5
Annual discount rate	17.62% - 19.00%	$6.2	$12.3
Warehouse facility costs (1)	2.68%	$0.7	$1.5

(1)
Expressed as a spread above appropriate benchmark rates. Applies only to retained interest in receivables securitized through the warehouse facility. As of August 31, 2009, there were receivables of $575.0 million funded in the warehouse facility.

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

Annual discount rate.  The annual discount rate is the interest rate used for computing the present value of future cash flows and is determined based on the perceived market risk of the underlying auto loan receivables and current market conditions.

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

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Accounts 31+ days past due	$154.4	$117.7	$118.1	$86.1
Ending managed receivables	$4,072.3	$4,061.4	$3,986.7	$3,838.5
Past due accounts as a percentage of ending managed receivables	3.79%	2.90%	2.96%	2.24%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2009	2008	2009	2008
Net credit losses on managed receivables	$18.7	$16.7	$31.4	$27.0
Average managed receivables	$4,066.5	$4,039.9	$4,045.6	$3,990.4
Annualized net credit losses as a percentage of average managed receivables	1.84%	1.65%	1.55%	1.35%
Average recovery rate	49.6%	43.8%	49.0%	45.4%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2009	2008	2009	2008
Proceeds from new securitizations	$429.0	$477.8	$830.0	$1,007.8
Proceeds from collections	$197.3	$211.7	$400.2	$488.2
Servicing fees received	$10.4	$10.4	$20.7	$20.4
Other cash flows received from the retained interest:
Interest-only strip receivables	$30.9	$25.2	$66.9	$56.4
Reserve account releases	$9.3	$2.9	$12.3	$3.1
Interest on retained subordinated bonds	$2.4	$1.8	$4.8	$2.7

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $39.4 million in the second quarter and first half of fiscal 2010 and $48.4 million in the second quarter and first half of fiscal 2009.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse agent on a daily basis, and deliver executed lockbox agreements to the warehouse facility agent.  As of August 31, 2009, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize interest rate swaps relating to our auto loan receivable securitizations and our investment in certain retained subordinated bonds.  Swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds, and to minimize the funding costs related to certain of our securitization trusts.  Swaps related to receivables funded in the warehouse facility are unwound when those receivables are refinanced in a term securitization.  During the second quarter of fiscal 2010, we entered into 22 interest rate swaps with initial notional amounts totaling $472.5 million and terms ranging from 15 to 41 months.  The notional amounts of outstanding swaps totaled $738.5 million as of August 31, 2009, and $1.36 billion as of February 28, 2009.  To satisfy hedging requirements of our warehouse facility, we also entered into four interest rate caps, each with a term of 53 months.  As of August 31, 2009, two of the interest rate caps were assets and two were liabilities, and as a result there was no net effect on the consolidated balance sheet.

FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)

		As of August 31		As of February 28 or 29
(In thousands)	Consolidated Balance Sheets	2009	2008	2009	2008
Asset derivatives
Interest rate swaps	Retained interest in securitized receivables	$138	$7	$33	$—
Interest rate swaps	Accounts payable	42	48	52	—
Interest rate caps	Other assets	3,729	—	—	—
Liability derivatives
Interest rate swaps	Accounts payable	(7,657)	(3,083)	(30,590)	(15,130)
Interest rate caps	Other assets	(3,729)	—	—	—
Total		$(7,477)	$(3,028)	$(30,505)	$(15,130)

CHANGES IN FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)
		Three Months Ended August 31		Six Months Ended August 31
(In thousands)	Consolidated Statements of Earnings	2009	2008	2009	2008
(Loss) gain on interest rate swaps	CarMax Auto Finance income (loss)	$(1,656)	$(3,935)	$(4,793)	$10,188

(1)	Additional information on fair value measurements is included in Note 6.

The market and credit risks associated with interest rate swaps and caps are similar to those relating to other types of financial instruments.  Market risk is the exposure created by potential fluctuations in interest rates.  We do not anticipate significant market risk from swaps as they are predominantly used to match funding costs to the use of the funding.  However, disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of August 31, 2009
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Money market securities	$80.7	$–	$–	$80.7
Retained interest in securitized receivables	–	–	486.1	486.1
Total assets at fair value	$80.7	$–	$486.1	$566.8

Percent of total assets at fair value	14.2%	–%	85.8%	100.0%
Percent of total assets	3.1%	–%	18.8%	21.9%

LIABILITIES
Financial derivatives	$–	$7.6	$–	$7.6
Total liabilities at fair value	$–	$7.6	$–	$7.6

Percent of total liabilities	–%	0.9%	–%	0.9%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(In millions)	Retained interest in securitized receivables
Balance as of February 28, 2009	$348.3
Total realized/unrealized gains (1)	43.9
Purchases, sales, issuances and settlements, net	93.9
Balance as of August 31, 2009	$486.1
Change in unrealized gains on assets still held (1)	$40.3
(1)	Reported in CarMax Auto Finance income (loss) on the consolidated statements of earnings.

7.	Income Taxes

We had $19.3 million of gross unrecognized tax benefits as of August 31, 2009, and $25.6 million as of February 28, 2009.  During the second quarter of fiscal 2010, we settled federal and state liabilities of $6.5 million related to the Internal Revenue Service audit of fiscal years 2005 through 2007.  There were no other significant changes to the unrecognized tax benefits as reported for the year ended February 28, 2009, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$–	$3,231	$–	$214	$–	$3,445
Interest cost	1,424	1,764	151	208	1,575	1,972
Expected return on plan assets	(1,864)	(1,515)	–	–	(1,864)	(1,515)
Amortization of prior service cost	–	9	–	30	–	39
Recognized actuarial loss	–	159	–	99	–	258
Net pension (benefit) expense	$(440)	$3,648	$151	$551	$(289)	$4,199

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$–	$6,884	$–	$428	$–	$7,312
Interest cost	2,856	3,530	302	416	3,158	3,946
Expected return on plan assets	(3,244)	(2,690)	–	–	(3,244)	(2,690)
Amortization of prior service cost	–	18	–	60	–	78
Recognized actuarial loss	–	288	–	198	–	486
Net pension (benefit) expense	$(388)	$8,030	$302	$1,102	$(86)	$9,132

We made contributions to the pension plan totaling $12.5 million during the first six months of fiscal 2010.  We anticipate contributing a total of $15.0 million to the pension plan in fiscal 2010.

9.	Debt

Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2009, $351.1 million was outstanding under the credit facility and $245.6 million of the remaining borrowing limit was available to us.  The outstanding balance included $1.9 million classified as short-term debt, $199.2 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.   We classified $199.2 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of August 31, 2009, consisted of $0.7 million classified as current portion of long-term debt and $27.7 million classified as long-term debt.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2009	2008	2009	2008
Cost of sales	$517	$528	$924	$1,003
CarMax Auto Finance income	348	271	631	429
Selling, general and administrative expenses	9,568	8,979	21,623	18,267
Share-based compensation expense, before income taxes	$10,433	$9,778	$23,178	$19,699

We recognize compensation expense for stock options, restricted stock and stock-settled restricted stock units on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs included in share-based compensation expense in the second quarter of fiscal 2010 and fiscal 2009 were $0.2 million and $0.3 million, respectively.  The associated costs for the employee stock purchase plan included in share-based compensation expense in the first half of fiscal 2010 and fiscal 2009 were $0.5 million and $0.6 million, respectively.  Cash-settled restricted stock units granted in April 2009 are also classified as liability awards and the associated costs of $1.7 million in the second quarter and $2.6 million in the first half of fiscal 2010 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of August 31, 2009 and 2008.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2009	14,844	$15.40
Options granted	2,948	$11.52
Options exercised	(833)	$9.26
Options forfeited or expired	(940)	$13.49
Outstanding as of August 31, 2009	16,019	$15.11	5.1	$53,675
Exercisable as of August 31, 2009	10,145	$14.50	4.6	$36,550

For the six months ended August 31, 2009 and 2008, we granted nonqualified options to purchase 2,948,150 and 2,219,857 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $7.7 million in the first half of fiscal 2010 and $9.1 million in the first half of fiscal 2009.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $4.8 million for the first six months of fiscal 2010 and $5.3 million for the first six months of fiscal 2009.  We realized related tax benefits of $1.9 million in the first six months of fiscal 2010 and $2.1 million in the first six months of fiscal 2009.

OUTSTANDING STOCK OPTIONS
As of August 31, 2009	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7.02 to $ 9.30	1,610	3.5	$7.16	1,610	$7.16
$10.74 to $11.43	2,903	6.5	$11.41	78	$10.87
$13.19 to $13.19	3,006	5.7	$13.19	3,006	$13.19
$14.13 to $14.86	2,819	4.7	$14.69	2,669	$14.69
$15.17 to $17.44	1,802	3.7	$17.08	1,360	$17.09
$19.36 to $19.82	2,190	5.5	$19.80	560	$19.80
$22.28 to $25.79	1,689	4.6	$25.03	862	$25.03
Total	16,019	5.1	$15.11	10,145	$14.50

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

The weighted average fair values at the date of grant for options granted during the six-month periods ended August 31, 2009 and 2008, were $5.30 and $7.16 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $24.6 million as of August 31, 2009.  These costs are expected to be recognized over a weighted average period of 2.7 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Six Months Ended August 31
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	52.2% - 73.4%	34.8% - 60.9%
Weighted average expected volatility	57.3%	44.1%
Risk-free interest rate(2)	0.2% - 3.2%	1.5% - 3.7%
Expected term (in years)(3)	5.2 - 5.5	4.8 - 5.2

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	2,633	$20.55
Restricted stock vested	(816)	$17.23
Restricted stock cancelled	(94)	$21.33
Outstanding as of August 31, 2009	1,723	$22.08

For the six months ended August 31, 2009, no shares of restricted stock were granted.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.  We realized related tax benefits of $4.1 million from the vesting of restricted stock in the first six months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $12.5 million as of August 31, 2009.  These costs are expected to be recognized over a weighted average period of 1.1 years.

Stock-Settled Restricted Stock Units.  In April 2009, we granted stock-settled restricted stock units, which we refer to as market stock units, or MSUs, to eligible key employees.  Generally, at the end of the three-year vesting period, each MSU will be converted into between zero and two shares of CarMax common stock.  The share conversion is dependent on the performance of the company’s common stock during the last 40 trading days prior to the vesting date.  The expense associated with outstanding MSUs is recorded over their life.  The fixed fair value per share was determined to be $16.34 at the grant date using a Monte-Carlo simulation and was based on the expected market price on the vesting date and the expected number of converted common shares.  The compensation expense for the three months and six months ended August 31, 2009, was $0.6 million and 1.7 million, respectively.  The unrecognized compensation costs related to these nonvested MSUs totaled $4.5 million as of August 31, 2009.  These costs are expected to be recognized over a weighted average period of 2.6 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY
(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	-	$-
Stock units granted	406	$16.34
Stock units vested and converted	(5)	$16.34
Stock units cancelled	(6)	$16.34
Outstanding as of August 31, 2009	395	$16.34

Cash-Settled Restricted Stock Units.   Additionally in April 2009, we granted cash-settled restricted stock units to other eligible employees.  These restricted stock units, or RSUs, are classified as liability awards.  At the end of the three-year vesting period, each RSU will entitle its holder to a cash payment equal to the fair market value of CarMax common stock on the vesting date.  However, the cash payment will be no greater than 200%, or less than 75%, of the fair market value of CarMax common stock on the RSUs grant date.  The variable expense associated with these outstanding RSUs is recorded over their life and is calculated based on the company’s closing stock price at the end of each reporting period.  The compensation expense for the second quarter of fiscal year 2010 was $1.7 million and $2.6 million in the first half of fiscal year 2010.  As of August 31, 2009, we expect the total cash settlement upon vesting to range between $7.2 million to $19.1 million.

11.	Net Earnings per Share

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which became effective March 1, 2009, with retrospective application. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”  Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our restricted stock awards are considered “participating securities” because they contain nonforfeitable rights to dividends.  Nonvested MSUs and RSUs granted after February 28, 2009, do not receive nonforfeitable dividend equivalent rights and are therefore not considered participating securities.  The adoption of FSP EITF 03-6-1 had no impact on previously reported basic or diluted net earnings per share for the three months and six months ended August 31, 2008.

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended August 31		Six Months Ended August 31
(In thousands except per share data)	2009	2008	2009	2008
Net earnings	$102,971	$14,006	$131,719	$43,564
Less net earnings allocable to restricted stock	(815)	(175)	(1,221)	(505)
Net earnings available for basic common shares	102,156	13,831	130,498	43,059
Adjustment for dilutive potential common shares	9	2	9	7
Net earnings available for diluted common shares	$102,165	$13,833	$130,507	$43,066

Weighted average common shares outstanding	218,747	217,600	218,376	217,347
Dilutive potential common shares:
Stock options	2,352	2,356	1,594	2,873
Stock-settled restricted stock units	235	–	117	–
Weighted average common shares and dilutive potential common shares	221,334	219,956	220,087	220,220
Basic net earnings per share	$0.47	$0.06	$0.60	$0.20
Diluted net earnings per share	$0.46	$0.06	$0.59	$0.20

Weighted-average options to purchase 8,164,954 shares and 5,814,021 shares of common stock were outstanding and not included in the calculations of diluted net earnings per share for the quarters ended August 31, 2009 and 2008, respectively, because their inclusion would be antidilutive.  Weighted-average options to purchase 10,421,755 shares and 4,717,195 shares of common stock were outstanding and not included in the calculations for the six months ended August 31, 2009 and 2008, respectively.

12.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relates entirely to unrecognized actuarial losses on our retirement plans.  The total accumulated other comprehensive loss is $16.9 million as of August 31, 2009, and as of February 28, 2009.  The cumulative balance is net of deferred tax of $9.9 million as of August 31, 2009, and February 28, 2009.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  As the requirements under this FSP are consistent with our previous practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  SFAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date.  Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively.  As the requirements under SFAS 165 are consistent with our previous practice, the implementation of this standard did not have a significant impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) as updated by FASB Accounting Standards Update (“ASU”) Nos. 2009-01 through 2009-12, which are primarily amendments and technical correction updates.  SFAS 168 establishes the “FASB Accounting Standards Codification” (“FASB ASC”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of ASUs that will be included in the FASB ASC.  Generally, the FASB ASC is not expected to change U.S. GAAP.  All other accounting literature excluded from the FASB ASC will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending November 30, 2009.  We will revise our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the FASB ASC.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  ASU No. 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred.  This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ASU No. 2009-05 is effective for our quarter ending November 30, 2009.  As we did not elect the fair value option for our financial liabilities not already within the scope of SFAS No. 157, “Fair Value Measurements,” we do not believe the implementation of this ASU will have a significant impact on our current consolidated financial statements.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2009, we operated 100 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2009, we sold 345,465 used cars, representing 97% of the total 356,549 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2009, we conducted auctions at 50 used car superstores.  During fiscal 2009, we sold 194,081 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth, both from new stores and stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

Prior to August 2008, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In August 2008, we announced that we would temporarily slow store growth as a result of the weak economic and sales environment.  In December 2008, following further deterioration in market conditions, we announced a temporary suspension of store growth.  We believe this suspension will reduce our capital needs and growth-related costs.  We expect to resume store growth when economic and capital market conditions improve and we see a sustained recovery in customer traffic and sales trends.  We are still at a relatively early stage in the national rollout of our retail concept, and as of August 31, 2009, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.

In the near term, our principal challenges are related to the recession, which caused a dramatic decline in industry-wide auto sales, and the disruption of the asset-backed securitization market, which historically has been used to provide funding for CAF loan originations.

Fiscal 2010 Second Quarter Highlights

▪
Net sales and operating revenues increased 13% to $2.08 billion from $1.84 billion in the second quarter of fiscal 2009, while net earnings increased to $103.0 million, or $0.46 per share, from $14.0 million, or $0.06 per share.

▪
Total used vehicle revenues increased 16% to $1.71 billion from $1.48 billion in the second quarter of fiscal 2009.  Total used vehicle unit sales increased 10%, reflecting the combination of an 8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store sales increase was primarily the result of improved sales execution. We believe the effects of new sales training initiatives and increased inventory levels, as well as having a larger percentage of motivated buyers contributed to this improvement.

▪
Total wholesale vehicle revenues increased 6% to $237.0 million from $223.3 million in the prior year quarter.  Wholesale vehicle unit sales increased 5%, primarily reflecting a substantial improvement in our appraisal buy rate.

▪
Our total gross profit increased 23% to $314.5 million from $255.9 million in the second quarter of fiscal 2009, reflecting the combination of the increase in unit sales plus an improvement in our total gross profit dollars per retail unit, which increased $363 to $3,116 per unit from $2,753 per unit in the corresponding prior year period.

▪
CAF reported income of $72.1 million compared with a loss of $7.1 million in the second quarter of fiscal 2009.  Results for both periods were affected by adjustments primarily related to loans originated in previous fiscal periods.  These adjustments increased CAF income by $36.2 million in the second quarter of fiscal 2010, and they reduced CAF income by $28.2 million in the prior year quarter.  CAF’s gain on loans originated and sold increased to $19.9 million compared with $9.4 million in the prior year quarter, reflecting an increase in the spread between rates charged customers and CAF’s funding cost and an increase in credit quality of loans originated in the current quarter, which reduced the required credit enhancements associated with the securitization of these loans.

▪
Selling, general and administrative (“SG&A”) expenses were reduced to $218.1 million from $225.1 million in the prior year quarter, despite the increase in unit sales, primarily due to reductions in advertising and growth-related expenses.  SG&A as a percent of net sales and operating revenues (the “SG&A ratio”) decreased to 10.5% from 12.2% in the second quarter of fiscal 2009, reflecting both the reduction in SG&A expenses and the leverage associated with the increases in used unit sales and average selling prices.

▪
In the first half of fiscal 2010, $51.3 million of cash was used in operating activities, while in the first half of fiscal 2009, $218.9 million of cash was provided by operating activities.  The fiscal 2010 period reflected the use of cash for increases in the retained interest in securitized receivables and inventory, while the prior year period reflected the generation of cash from a significant reduction in inventory.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2009	%	2008	%	2009	%	2008	%
Used vehicle sales	$1,706.6	82.2	$1,476.3	80.3	$3,255.9	83.3	$3,293.2	81.4
New vehicle sales	63.2	3.0	77.8	4.2	111.8	2.9	159.9	3.9
Wholesale vehicle sales	237.0	11.4	223.3	12.1	408.5	10.4	465.6	11.5
Other sales and revenues:
Extended service plan revenues	39.9	1.9	31.7	1.7	74.4	1.9	68.3	1.7
Service department sales	26.8	1.3	26.5	1.4	53.5	1.4	51.0	1.3
Third-party finance fees, net	3.1	0.2	3.4	0.2	6.9	0.2	9.9	0.2
Total other sales and revenues	69.9	3.4	61.7	3.4	134.8	3.4	129.2	3.2
Total net sales and operating revenues	$2,076.7	100.0	$1,839.1	100.0	$3,911.0	100.0	$4,047.8	100.0

RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Vehicle units:
Used vehicles	10%	(7)%	(3)%	2%
New vehicles	(19)%	(24)%	(31)%	(25)%
Total	9%	(7)%	(4)%	1%

Vehicle dollars:
Used vehicles	16%	(12)%	(1)%	(3)%
New vehicles	(19)%	(26)%	(30)%	(26)%
Total	14%	(13)%	(2)%	(4)%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Vehicle units:
Used vehicles	8%	(17)%	(6)%	(8)%
New vehicles	(19)%	(20)%	(31)%	(19)%
Total	7%	(17)%	(7)%	(8)%

Vehicle dollars:
Used vehicles	13%	(22)%	(4)%	(12)%
New vehicles	(19)%	(21)%	(30)%	(20)%
Total	12%	(22)%	(6)%	(13)%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Used car superstores, beginning of period	100	95	100	89
Superstore openings	–	3	–	9
Used car superstores, end of period	100	98	100	98

Used Vehicle Sales.  Our 16% increase in used vehicle revenues in the second quarter of fiscal 2010 resulted from a 10% increase in unit sales and a 6% increase in average retail selling price.  The unit sales growth reflected an 8% increase in comparable store used unit sales and sales from newer superstores not yet included in the comparable store base.  The increase in comparable store sales was primarily the result of an improvement in sales execution, which occurred despite a further tightening of CAF lending standards implemented at the start of this year’s second quarter.  We believe several factors may have contributed to the improvement in the sales conversion rate, including the effects of new sales training initiatives and increased inventory levels, as well as having a larger percentage of motivated buyers.  In the more challenging economic environment, we believe there are fewer casual shoppers.  We estimate the combined effect of the tightening in CAF lending standards in the second half of fiscal 2009 and the further tightening in the current fiscal year adversely affected our second quarter comparable store used unit sales growth by several percentage points.  While customer traffic steadily strengthened throughout the first half of fiscal 2010, it remained slightly below the prior year quarter, despite the government’s Consumer Assistance to Recycle and Save Act (“CARS” or “cash for clunkers”), which resulted in a spike in our traffic in late July and August 2009.  Similar to our experience with previous successful, broad-based new car incentive programs, we believe this program had a beneficial effect on our used car customer traffic and sales.  The increase in the average retail selling price primarily reflected increases in our acquisition costs, which have been affected by the steady appreciation in used car wholesale values since the start of calendar 2009.

Our 1% decrease in used vehicle revenues in the first half of fiscal 2010 resulted from the combination of a 3% decrease in unit sales and a 2% increase in average selling price.  The unit sales decline reflected a 6% decrease in comparable store used unit sales, partially offset by sales from newer superstores not yet in the comparable store base.  For the six-month period, the comparable store sales decline was primarily the result of reduced customer traffic.  The slower traffic was partly offset, however, by solid in-store execution, which generated an increase in our sales conversion rate compared with the prior year period.  The higher conversion rate occurred despite the tightening in CAF lending standards, which we estimate adversely affected our comparable store used unit sales change by several percentage points in the first half of fiscal 2010.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 19% in the second quarter of fiscal 2010 and 30% in the first half of the fiscal year.  The decreases were almost entirely the result of the declines in unit sales of 19% and 31%, respectively, that reflected the extremely soft new car industry sales trends.  We experienced a smaller year-over-year decline in new vehicle unit sales in the second quarter of fiscal 2010 versus the first quarter of the year, as our new vehicle sales benefited from the cash for clunkers new car incentive program.  This program, which was effective between July 1 and August 24, 2009, provided vouchers of between $3,500 and $4,500 for the purchase of a new vehicle that achieved specified increases in fuel efficiency compared with the consumer’s trade-in vehicle.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 6% increase in wholesale vehicle revenues in the second quarter of fiscal 2010 resulted from a 5% increase in wholesale unit sales and a 1% increase in average wholesale selling price.  While our appraisal traffic improved from the current year’s first quarter, in part due to the benefit of the cash for clunkers program, it remained significantly below the prior year’s second quarter.  However, we experienced a substantial improvement in our appraisal buy rate, which more than offset the lower appraisal traffic.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers, together with the increased percentage of motivated buyers, had a favorable effect on the buy rate.  The change in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

The 12% decrease in wholesale vehicle revenues in the first half of fiscal 2010 resulted from a 10% decrease in wholesale unit sales combined with a 2% decline in average wholesale selling price.  The decline in unit sales primarily reflected the decrease in our appraisal traffic, partly offset by an improvement in our appraisal buy rate.  The factors that contributed to the higher buy rate in the second quarter also contributed to the improvement in the first half of the year.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales, net third-party finance fees and guaranteed asset protection (“GAP”) product sales (reported in ESP revenues).  In the second quarter of fiscal 2010, other sales and revenues increased 13% from the prior year’s second quarter.  The increase was primarily due to a 26% increase in ESP revenues.  ESP revenues benefited from the increase in used unit sales and the successful introduction of a GAP product in fiscal 2010.  In addition, fiscal 2010 ESP revenues benefited from modifications in pricing made during the second half of fiscal 2009.

For the first half of the year, other sales and revenues increased 4% in fiscal 2010.  The increase was comprised of a 9% increase in ESP revenues, a 5% increase in service department sales and a 30% decline in third-party finance fees.  The factors that contributed to the increase in ESP revenues in the second quarter also contributed to the improvement in the first half of the year.  The decline in third-party finance fees reflected a shift in mix among, and discount arrangements with, third-party finance providers.  The fixed fees paid by third-party finance providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase those loans at a discount, which is reflected as an offset to finance fee revenues received from the other third-party providers.

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

Supplemental Sales Information.

UNIT SALES
	Three Months Ended August 31			Six Months Ended August 31
	2009	2008	Change	2009	2008	Change
Used vehicles	98,260	89,664	10%	191,123	196,411	(3)%
New vehicles	2,689	3,300	(19)%	4,720	6,815	(31)%
Wholesale vehicles	57,790	55,124	5%	100,016	111,453	(10)%

AVERAGE SELLING PRICES
	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2009	2008	Change	2009	2008	Change
Used vehicles	$17,185	$16,278	6%	$16,847	$16,590	2%
New vehicles	$23,373	$23,434	0%	$23,545	$23,319	1%
Wholesale vehicles	$3,978	$3,935	1%	$3,960	$4,061	(2)%

RETAIL VEHICLE SALES MIX
	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Vehicle units:
Used vehicles	97%	96%	98%	97%
New vehicles	3	4	2	3
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	96%	95%	97%	95%
New vehicles	4	5	3	5
Total	100%	100%	100%	100%

As of August 31, 2009, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, will be terminated no later than October 2010.  We expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise, by this date.  We do not expect this action to have any material effect on sales or earnings.

GROSS PROFIT
	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2009	2008	Change	2009	2008	Change
Used vehicle gross profit	$208.3	$167.7	24%	$394.1	$353.6	11%
New vehicle gross profit	2.9	3.0	(5)%	3.9	6.0	(35)%
Wholesale vehicle gross profit	47.7	49.5	(4)%	85.9	93.6	(8)%
Other gross profit	55.6	35.8	55%	106.8	85.3	25%
Total gross profit	$314.5	$255.9	23%	$590.8	$538.6	10%

GROSS PROFIT PER UNIT
	Three Months Ended August 31						Six Months Ended August 31
	2009			2008			2009			2008
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,120	12.2		$1,870	11.4		$2,062	12.1		$1,800	10.7
New vehicle gross profit	$1,060	4.5		$909	3.9		$833	3.5		$883	3.8
Wholesale vehicle gross profit	$826	20.1		$897	22.2		$859	21.0		$840	20.1
Other gross profit	$551	79.6		$385	58.0		$545	79.2		$420	66.1
Total gross profit	$3,116	15.1		$2,753	13.9		$3,017	15.1		$2,650	13.3

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 24% to $208.3 million from $167.7 million in the second quarter of fiscal 2009, reflecting the combination of the 10% increase in used unit sales and an improvement in used vehicle gross profit dollars per unit, which increased $250, or 13%, to $2,120 per unit compared with $1,870 per unit in the prior year quarter.  The improvement in gross profit per unit resulted from a combination of factors, including the continued appreciation in used car wholesale values since January 2009, an increase in our inventory turns and the improved sales environment experienced in the second quarter of fiscal 2010.  When customer traffic and sales are consistently strong, we generally take fewer pricing markdowns, which in turn benefits gross profit dollars per unit.   The improvement in gross profit per unit also reflected benefits realized from our ongoing initiatives to reduce vehicle reconditioning costs.

For the first half of the fiscal year, used vehicle gross profit increased 11% to $394.1 million from $353.6 million in the first half of fiscal 2009.  The increase reflected an improvement in used vehicle gross profit dollars per unit, which increased $262, or 15%, to $2,062 per unit compared with $1,800 per unit in the prior year period, partly offset by the effect of the 3% decline in used unit sales.  In part, the improvement in used vehicle gross profit per unit reflected the below-average profitability reported in the first half of fiscal 2009, particularly in the first quarter, when the initial slowdown in customer traffic and a rapid decline in underlying values of SUVs and trucks put pressure on our used vehicle margins.  Values of SUVs and trucks declined in the first half of the prior year, when they were adversely affected by the sharp increase in gasoline prices in the spring and summer of 2008.  The improvement in used vehicle gross profit per unit in the first half of fiscal 2010 also reflected the continued appreciation in used car wholesale values, improvement in inventory turns and a reduction in vehicle reconditioning costs.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, our new vehicle gross profit declined 5% to $2.9 million in the second quarter of fiscal 2010 and 35% to $3.9 million in the first half of fiscal 2010.  In both periods, the reductions primarily reflected the declines in new vehicle unit sales.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit declined 4% to $47.7 million from $49.5 million in the second quarter of fiscal 2009, reflecting a reduction in wholesale vehicle gross profit dollars per unit, which fell $71, or 8%, to $826 per unit compared with $897 per unit in the prior year period, partly offset by the benefit of the 5% increase in wholesale unit sales.  The decrease in the wholesale vehicle gross profit per unit was primarily a function of the challenging comparison with the prior year period.

For the first half of the fiscal year, wholesale vehicle gross profit declined 8% to $85.9 million from $93.6 million in the first half of fiscal 2009.  The decrease reflected the 10% decline in wholesale vehicles unit sales, partly offset by an improvement in wholesale vehicle gross profit dollars per unit, which increased $19, or 2%, to $859 per unit compared with $840 per unit in the prior year period.  The industry-wide appreciation in wholesale vehicle values in the first half of fiscal 2010 and the strength of our dealer-to-car ratio contributed to the increase in wholesale gross profit dollars per unit.

Other Gross Profit.  We have no cost of sales related to either ESP revenues, third-party finance fees or GAP product sales, as these represent commissions paid to us by the third-party providers.  Our other gross profit increased 55% to $55.6 million from $35.8 million in the second quarter of fiscal 2009.  Other gross profit per unit increased $166, or 43%, to $551 per unit compared with $385 per unit in the prior year quarter.  Service department profits grew because our retail sales growth outpaced fixed service overhead costs, and ESP profits benefited from the increase in used unit sales, modifications in pricing made during the second half of 2009, and the rollout of the GAP product.

Other gross profit increased 25% to $106.8 million from $85.3 million in the first half of fiscal 2009.  Other gross profit per unit increased $125, or 30%, to $545 per unit compared with $420 per unit in the first six months of fiscal 2009.  Many of the factors that contributed to the improvement in the second quarter other gross profit also contributed to the improvement for the first half of the year.

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

CarMax Auto Finance Income (Loss).  CAF provides financing for a portion of our used and new car retail sales.  Because the purchase of a vehicle is often reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  Generally, CAF has provided us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

COMPONENTS OF CAF INCOME (LOSS)
	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2009	%	2008	%	2009	%	2008	%
Total gain (loss)	$56.1		$(18.8)		$18.7		$(21.6)
Other CAF income: (1)
Servicing fee income	10.4	1.0	10.4	1.0	20.9	1.0	20.6	1.0
Interest income	16.3	1.6	11.2	1.1	32.7	1.6	22.2	1.1
Total other CAF income	26.7	2.6	21.6	2.1	53.6	2.6	42.9	2.1
Direct CAF expenses: (1)
CAF payroll and fringe benefit expense	5.1	0.5	4.7	0.5	10.1	0.5	9.2	0.5
Other direct CAF expenses	5.6	0.6	5.2	0.5	11.7	0.6	9.4	0.5
Total direct CAF expenses	10.7	1.1	10.0	1.0	21.8	1.1	18.6	0.9
CarMax Auto Finance income (loss) (2)	$72.1	3.5	$(7.1)	(0.4)	$50.5	1.3	$2.7	0.1

Average managed receivables	$4,066.5		$4,039.9		$4,045.6		$3,990.4
Ending managed receivables	$4,072.3		$4,061.4		$4,072.3		$4,061.4

Total net sales and operating revenues	$2,076.7		$1,839.1		$3,911.0		$4,047.8

Percent columns indicate:
(1)	Annualized percent of average managed receivables.
(2)	Percent of total net sales and operating revenues.

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

GAIN (LOSS) AND LOANS SOLD
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2009	2008	2009	2008
Gain on sales of loans originated and sold (1)	$19.9	$9.4	$24.7	$23.6
Other gains (losses) (1)	36.2	(28.2)	(6.0)	(45.2)
Total gain (loss)	$56.1	$(18.8)	$18.7	$(21.6)

Loans originated and sold	$475.2	$526.9	$935.7	$1,153.4
Receivables repurchased from term securitizations and resold	39.4	48.4	39.4	48.4
Total loans sold	$514.6	$575.3	$975.1	$1,201.8

Gain percentage on loans originated and sold	4.2%	1.8%	2.6%	2.0%

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the year-to-date total.

The gain on sales of loans originated and sold includes both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that are incurred in the same fiscal period that the loans were originated.  Other gains or losses include the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other gains or losses could include the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.

Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  These bonds were retained because, at the applicable issue date, the economics of doing so were more favorable than selling them.  The retained subordinated bonds are included in the retained interest in securitized receivables on our consolidated balance sheets, and they had a fair value of $219.7 million as of August 31, 2009, and $87.4 million as of February 28, 2009.  During the first half of fiscal 2010, we retained subordinated bonds in connection with the April 2009 securitization of $1.0 billion of auto loans.  These bonds were issued at a discount and had a fair value of $105.0 million as of August 31, 2009.  Changes in the fair value of the retained subordinated bonds are reflected in CAF income (loss).

CAF reported income of $72.1 million in the second quarter of fiscal 2010 compared with a loss of $7.1 million in the second quarter of the prior year.  In both periods, CAF results were affected by adjustments related to loans originated in previous fiscal periods.  In the second quarter of fiscal 2010, the adjustments increased CAF income by $36.2 million and they included:

▪	$28.5 million of favorable mark-to-market adjustments on the retained subordinated bonds.
▪
A $5.6 million benefit related to modestly more favorable funding terms and costs for the $636.0 million of auto loan receivables that were funded in the warehouse facility at the start of the second quarter.

▪
$2.0 million of other net favorable adjustments, including decreases in prepayment speed assumptions, partially offset by modest changes in cumulative net loss rate assumptions on select pools of loans.

In the second quarter of the prior year, the adjustments reduced CAF results by $28.2 million, which included $15.7 million related to increases in cumulative net loss rate assumptions, $7.7 million of mark-to-market write-downs in the carrying value of retained subordinated bonds and $4.1 million resulting from increasing the discount rate used to value our retained interest to 19% from 17% used at the start of fiscal 2009.

Excluding these adjustments from both periods, CAF income increased to $36.0 million in the second quarter of fiscal 2010 from $21.0 million in the second quarter of fiscal 2009.  CAF’s gain on loans originated and sold was $19.9 million, or 4.2% of loans originated and sold, in the current quarter versus $9.4 million, or 1.8%, in the prior year second quarter.  Compared with the prior year period, the increase in the gain on sales of loans originated and sold as a percent of loans originated and sold (the “gain percentage”) reflected an increase in the spread between the rates charged customers and CAF’s funding costs, primarily due to lower benchmark rates.  In addition, the further tightening of CAF’s lending standards in the current quarter resulted in an increase in the credit quality of the loans originated, which, in turn, resulted in a reduction of the required credit enhancements associated with the securitization of these loans, as well as a decrease in both the cumulative net loss and discount rate assumptions used to value the related gain income.  The volume of CAF loans originated and sold fell 10% to $475.2 million from $526.9 million in the prior year’s second quarter, primarily reflecting our decision to decrease the percentage of sales financed by CAF and the incremental tightening in lending standards.  Net of 3-day payoffs, CAF’s loan originations as a percentage of total retail unit sales fell below 30% in the current quarter versus a penetration rate of approximately 34% in the second quarter of fiscal 2009.

For the first half of the year, CAF income climbed to $50.5 million from $2.7 million in fiscal 2009.  CAF income for the first half of fiscal 2010 was reduced by $6.0 million of net adjustments related to loans originated in prior fiscal periods, including:

▪
A $56.3 million reduction related to the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the end of fiscal 2009.  This primarily represents increases in funding costs related to the term securitization completed in April 2009.  At the end of fiscal 2009, we estimated that the impact of higher funding costs versus those implicit in our warehouse facility would adversely affect CAF income by between $60 million and $85 million when the $1.22 billion of receivables funded in the warehouse facility were refinanced in fiscal 2010.  As a result of recent contractions in credit spreads, the net impact was below the low end of this range.

▪	$40.8 million of favorable mark-to-market adjustments on retained subordinated bonds, of which $12.7 million related to the retained subordinated bonds from the April 2009 term securitization.
▪
$9.5 million of other net favorable adjustments primarily related to decreases in prepayment speed assumptions, partially offset by modest changes in cumulative net loss rate assumptions on select pools of loans.

CAF results for the first half of fiscal 2009 were reduced by $45.2 million for adjustments primarily related to loans originated during prior fiscal years.  Of the $28.2 million in adjustments in the second quarter of fiscal 2009, $2.9 million related to loans originated and sold during the first quarter of fiscal 2009.  In addition, CAF results for the first quarter of fiscal 2009 were reduced by $20.0 million primarily related to increases in funding costs for loans that were funded in the warehouse facility at the end of fiscal 2008.

Excluding these adjustments from both periods, CAF income increased to $56.5 million from $47.9 million in the first half of fiscal 2009.  The gain percentage for the first half of the year increased to 2.6% in fiscal 2010 from 2.0% in fiscal 2009.  Many of the factors that contributed to the increase in the gain percentage in the second quarter of fiscal 2010 also contributed to the increase in the gain percentage for the first six months of the year.

The interest income component of other CAF income increased to an annualized 1.6% of average managed receivables in the second quarter and the first six months of fiscal 2010 from 1.1% in the corresponding prior year periods.  This increase primarily reflected an increase in the amount of retained subordinated bonds held in fiscal 2010.  CAF interest income includes the interest earned on the retained subordinated bonds.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  We exercised this repurchase option in both the second quarter of fiscal 2010 and the second quarter of fiscal 2009, when $39.4 million and $48.4 million, respectively, of previously securitized receivables were resold into the warehouse facility.  Neither of these transactions had a material effect on total gain.  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION
	As of August 31		As of February 29 or 28
(In millions)	2009	2008	2009	2008
Loans securitized	$3,909.7	$3,931.6	$3,831.9	$3,764.5
Loans held for sale or investment	162.6	129.8	154.8	74.0
Ending managed receivables	$4,072.3	$4,061.4	$3,986.7	$3,838.5

Accounts 31+ days past due	$154.4	$117.7	$118.1	$86.1
Past due accounts as a percentage of ending managed receivables	3.79%	2.90%	2.96%	2.24%

CREDIT LOSS INFORMATION
	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2009	2008	2009	2008
Net credit losses on managed receivables	$18.7	$16.7	$31.4	$27.0
Average managed receivables	$4,066.5	$4,039.9	$4,045.6	$3,990.4
Annualized net credit losses as a percentage of average managed receivables	1.84%	1.65%	1.55%	1.35%
Average recovery rate	49.6%	43.8%	49.0%	45.4%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest was $486.1 million as of August 31, 2009, compared with $348.3 million as of February 28, 2009.

Compared with the prior year periods, in the second quarter and the first six months of fiscal 2010 we experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables.  We believe these increases were primarily the result of the recession, which has adversely affected unemployment and industry trends for losses and delinquencies.  In response, we have implemented incremental tightening in CAF’s lending criteria over the last several quarters.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  SG&A expenses were reduced to $218.1 million from $225.1 million in the second quarter of fiscal 2009, despite the increase in unit sales in the current quarter.  The SG&A reduction included decreases in advertising and growth-related expenses, including pre-opening and relocation costs.  The reduction in advertising expenses reflected our decision to reduce our advertising spend in the current environment, as well as the benefit of a decrease in advertising rates.  The SG&A ratio improved to 10.5% in the second quarter of fiscal 2010 from 12.2% in the prior year’s quarter, due to both the reduction in SG&A expenses and the leverage associated with the increases in used unit sales and average selling prices.

For the first six months of the year, SG&A expenses were reduced to $424.3 million from $468.1 million in fiscal 2009.  The SG&A reduction included decreases in advertising expenses, growth-related costs and variable selling expenses, including payroll.  In addition, the fiscal 2010 SG&A expenses included the benefit of a favorable litigation settlement, which increased net earnings by $0.02 per share, while the fiscal 2009 SG&A expenses included unrelated accrued litigation costs, which reduced net earnings by $0.02 per share.  The SG&A ratio improved to 10.9% in the first half of fiscal 2010 from 11.6% in the first half of fiscal 2009, as the reduction in total SG&A spending was more than sufficient to offset the deleveraging effect of the 3% decline in net sales and operating revenues for the six-month period.

Income Taxes.  The effective income tax rate was 38.5% in the second quarter of fiscal 2010 compared with 37.8% in the second quarter of fiscal 2009.  For the first half of the year, the effective tax rate was 38.7% in fiscal 2010 compared with 38.0% in fiscal 2009.

OPERATIONS OUTLOOK

Capital Expenditures.  We currently estimate gross capital expenditures will total approximately $20 million in fiscal 2010.  Until we resume store growth, capital spending will be incurred primarily for maintenance capital items.  Based on the relatively young average age of our store base, maintenance capital has represented a very small portion of the total capital spending in recent years.

Fiscal 2010 Expectations.  Due to market conditions associated with the recent recession, we do not believe we can make a meaningful projection of fiscal 2010 sales or earnings.

Other Expectations.  The Federal Reserve launched the Term Asset-Backed Securities Loan Facility (“TALF”) program in March 2009 and it is currently scheduled to expire March 31, 2010, unless extended.  The TALF program is intended to facilitate the issuance of qualifying asset-backed securities and to improve market conditions for these securities.  The program was successful in stimulating additional demand for auto asset-backed securities, and the market has continued to improve.  Absent negative developments in the credit markets, we do not believe the expiration of the TALF program will have an adverse effect on our ability to access the market for auto asset-backed securities.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  In the first half of fiscal 2010, $51.3 million of cash was used in operating activities, while in the first half of fiscal 2009, $218.9 million of cash was provided by operating activities.  The fiscal 2010 period reflected the use of cash for increases in the retained interest in securitized receivables and inventory, while the prior year period reflected the generation of cash primarily from a significant reduction in inventory.

In the first half of fiscal 2010, the retained interest in securitized receivables increased by $137.9 million, which included the effects of retaining additional subordinated bonds in the April 2009 term securitization and the $40.8 million of favorable mark-to-market adjustments in the fair value of the retained subordinated bonds during this period.  The retained subordinated bonds had a fair value of $219.7 million as of August 31, 2009.

As of August 31, 2009, total inventory was $790.1 million, representing an increase of $86.9 million, or 12%, compared with the balance at the start of the fiscal year.  This increase in inventory reflected the combination of rising vehicle acquisition costs resulting from the continued appreciation in wholesale vehicle prices since the start of the calendar year; the sequential increases in used unit sales during the first and second quarters of fiscal 2010; and our below-target inventory level at the start of the fiscal year.  As of August 31, 2008, total inventory was $736.1 million, representing a decrease of $239.6 million, or 25%, compared with the balance at the start of that fiscal year, reflecting our reductions in used vehicle inventories in response to falling customer demand and sales levels, as well as a decline in vehicle acquisition costs for several vehicle categories, including SUVs and trucks.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.91 billion as of August 31, 2009, and $3.93 billion as of August 31, 2008.  During the first half of fiscal 2010, we completed two term securitizations of auto loan receivables, funding a total of $1.5 billion of auto loan receivables.

As of August 31, 2009, the warehouse facility limit was $1.2 billion.  At that date, $575.0 million of auto loan receivables were funded in the warehouse facility and unused warehouse capacity totaled $625.0 million.  In August 2009, we renewed the warehouse facility, which has a 364-day term.  The size of the warehouse facility was reduced from the previous $1.4 billion.  Our current warehouse needs are lower than in the prior year when both our sales and CAF’s share of originations were higher and we were still growing our store base.  Over the long-term, we anticipate that we will be able to enter into new, or renew or expand, existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $13.8 million in the first half of fiscal 2010, compared with $140.3 million in the first half of fiscal 2009.  The fiscal 2009 activity primarily represented store construction costs and the cost of land acquired for future year store openings.  The reduction in total spending in fiscal 2010 reflects our December 2008 decision to temporarily suspend store growth.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  As of August 31, 2009, we owned 41 superstores currently in operation, 3 superstores that will not be opened until market conditions improve and our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  During the first half of fiscal 2010, net cash provided by financing activities totaled $46.9 million, including an increase in total debt of $42.5 million.  During the first half of fiscal 2009, net cash used in financing activities totaled $80.7 million, including a reduction in total debt of $90.1 million.

As of August 31, 2009, we had total debt of $379.5 million, consisting of $351.1 million outstanding under our revolving credit facility and $28.4 million of capitalized leases.  We have a $700 million revolving credit facility, which expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2009, based on then-current inventory levels, we had additional borrowing capacity of $245.6 million under the credit facility.  The outstanding balance as of August 31, 2009, included $1.9 million classified as short-term debt, $199.2 million classified as current portion of long-term debt and $150.0 million classified as long-term debt.  We classified $199.2 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Starting in the second half of fiscal 2009, we believed it was prudent to maintain a cash balance in excess of our operating requirements.  As of August 31, 2009, we had cash and cash equivalents of $122.3 million.

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

The retained interest in securitized receivables was valued at $486.1 million as of August 31, 2009, and $348.3 million as of February 28, 2009.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $266.4 million and $260.9 million as of August 31, 2009, and February 28, 2009, respectively.  In addition, the retained interest included retained subordinated bonds totaling $219.7 million as of August 31, 2009, and $87.4 million as of February 28, 2009.

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

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, the retained interest is classified as a Level 3 asset, and as of August 31, 2009, represented 85.8% of the total assets measured at fair value, as disclosed in Note 6.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general U.S. or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including the availability and cost of financing auto loans receivable.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used or new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.

▪	The loss of key employees from our store, region and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more domestic-based automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 40 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables. As of August 31, 2009, and February 28, 2009, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES
(In millions)	As of August 31, 2009	As of February 28, 2009
Principal amount of:
Fixed-rate securitizations	$3,070.1	$2,246.7
Floating-rate securitizations synthetically altered to fixed (1)	839.4	1,584.6
Floating-rate securitizations	0.2	0.6
Loans held for investment (2)	136.9	145.1
Loans held for sale (3)	25.7	9.7
Total	$4,072.3	$3,986.7

(1)
Includes variable rate securities totaling $264.7 million as of August 31, 2009, and $370.2 million as of February 28, 2009, issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.

(2)	The majority is held by a bankruptcy-remote special purpose entity.
(3)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our diluted net earnings per share by less than $0.01 for the three months and six months ended August 31, 2009.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The annual meeting of the company’s shareholders was held June 23, 2009.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

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

October 8, 2009

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