Form 10-Q
period 2009-11-30
CARMAX INC
filed 2010-01-11
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2009

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

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2009
Common Stock, par value $0.50	222,858,781

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 43.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30					Nine Months Ended November 30
	2009	%	(1)	2008	% (1)	2009	%	(1)	2008	%	(1)

Sales and operating revenues:
Used vehicle sales	$1,407,077	81.5		$1,168,804	80.3	$4,662,968	82.7		$4,461,969	81.1
New vehicle sales	38,158	2.2		57,508	4.0	149,917	2.7		217,396	4.0
Wholesale vehicle sales	226,907	13.1		176,956	12.2	635,394	11.3		642,552	11.7
Other sales and revenues	53,835	3.1		52,364	3.6	188,669	3.3		181,532	3.3
Net sales and operating revenues	1,725,977	100.0		1,455,632	100.0	5,636,948	100.0		5,503,449	100.0
Cost of sales	1,483,114	85.9		1,256,396	86.3	4,803,299	85.2		4,765,586	86.6
Gross profit	242,863	14.1		199,236	13.7	833,649	14.8		737,863	13.4
CarMax Auto Finance income (loss)	65,806	3.8		(15,360)	(1.1)	116,300	2.1		(12,682)	(0.2)
Selling, general and administrative
expenses	192,140	11.1		217,482	14.9	616,487	10.9		685,614	12.5
Interest expense	674	―		1,525	0.1	3,088	0.1		5,060	0.1
Interest income	45	―		735	0.1	418	―		1,353	―
Earnings (loss) before income taxes	115,900	6.7		(34,396)	(2.4)	330,792	5.9		35,860	0.7
Income tax provision (benefit)	41,311	2.4		(12,522)	(0.9)	124,484	2.2		14,170	0.3
Net earnings (loss)	$74,589	4.3		$(21,874)	(1.5)	$206,308	3.7		$21,690	0.4

Weighted average common shares: (2)
Basic	220,204			217,712		218,980			217,468
Diluted	223,879			217,712		221,346			219,678

Net earnings (loss) per share: (2)
Basic	$0.34			$(0.10)		$0.93			$0.10
Diluted	$0.33			$(0.10)		$0.92			$0.10

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

(2)	Reflects the implementation of the accounting pronouncement related to participating securities. See Note 11 for additional information.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	November 30, 2009	February 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,212	$140,597
Accounts receivable, net	68,314	75,876
Auto loan receivables held for sale	18,822	9,748
Retained interest in securitized receivables	521,283	348,262
Inventory	751,297	703,157
Deferred income taxes	7,085	―
Prepaid expenses and other current assets	10,328	10,112

Total current assets	1,392,341	1,287,752

Property and equipment, net	905,564	938,259
Deferred income taxes	63,643	103,163
Other assets	48,719	50,013

TOTAL ASSETS	$2,410,267	$2,379,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,170	$237,312
Accrued expenses and other current liabilities	100,575	55,793
Accrued income taxes	16,504	26,551
Deferred income taxes	―	12,129
Short-term debt	190	878
Current portion of long-term debt	119,201	158,107

Total current liabilities	427,640	490,770

Long-term debt, excluding current portion	27,533	178,062
Deferred revenue and other liabilities	109,120	117,288

TOTAL LIABILITIES	564,293	786,120

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
222,451,921 and 220,392,014 shares issued and outstanding
as of November 30, 2009, and February 28, 2009, respectively	111,226	110,196
Capital in excess of par value	731,501	685,938
Accumulated other comprehensive loss	(16,854)	(16,860)
Retained earnings	1,020,101	813,793

TOTAL SHAREHOLDERS’ EQUITY	1,845,974	1,593,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,410,267	$2,379,187

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended November 30
	2009	2008

Operating Activities:
Net earnings	$206,308	$21,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,947	41,379
Share-based compensation expense	30,697	27,038
Loss on disposition of assets	359	8,263
Deferred income tax provision (benefit)	20,312	(34,604)
Net decrease (increase) in:
Accounts receivable, net	7,562	27,412
Auto loan receivables held for sale, net	(9,074)	(15,926)
Retained interest in securitized receivables	(173,021)	(44,234)
Inventory	(48,140)	374,271
Prepaid expenses and other current assets	(216)	10,317
Other assets	1,290	177
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(10,969)	(104,495)
Deferred revenue and other liabilities	(12,578)	(4,660)
Net cash provided by operating activities	56,477	306,628

Investing Activities:
Capital expenditures	(18,372)	(163,964)
Proceeds from sales of assets	79	28,355
Insurance proceeds related to damaged property	447	―
Purchases of money market securities	(2,196)	(4,009)
Sales of investments available for sale	2,200	―
Net cash used in investing activities	(17,842)	(139,618)

Financing Activities:
Decrease in short-term debt, net	(688)	(8,944)
Issuances of long-term debt	441,000	487,800
Payments on long-term debt	(630,435)	(531,036)
Equity issuances, net	23,318	9,962
Excess tax benefits from share-based payment arrangements	2,785	387
Net cash used in financing activities	(164,020)	(41,831)

(Decrease) increase in cash and cash equivalents	(125,385)	125,179
Cash and cash equivalents at beginning of year	140,597	12,965
Cash and cash equivalents at end of period	$15,212	$138,144

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

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  We have evaluated subsequent events for potential recognition and/or disclosure through January 8, 2010, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were filed.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Cash and Cash Equivalents.  Cash equivalents of $0.5 million as of November 30, 2009, and $128.3 million as of February 28, 2009, consisted of highly liquid investments with original maturities of three months or less.

3.	CarMax Auto Finance Income (Loss)

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In millions)	2009	%	2008	%	2009	%	2008	%
Gain on sales of loans originated and sold (1)(2)	$17.0	3.6	$11.3	2.8	$54.7	3.9	$32.5	2.1
Other gains (losses) (1)	31.6		(39.8)		12.6		(82.6)
Total gain (loss)	48.6		(28.5)		67.3		(50.1)
Other CAF income: (3)
Servicing fee income	10.6	1.0	10.4	1.0	31.4	1.0	31.1	1.0
Interest income	17.6	1.7	12.6	1.2	50.4	1.7	34.8	1.2
Total other CAF income	28.2	2.7	23.0	2.3	81.8	2.7	65.9	2.2
Direct CAF expenses: (3)
CAF payroll and fringe benefit expense	4.9	0.5	4.8	0.5	15.1	0.5	14.0	0.5
Other direct CAF expenses	6.1	0.6	5.1	0.5	17.7	0.6	14.5	0.5
Total direct CAF expenses	11.0	1.1	9.9	1.0	32.8	1.1	28.4	0.9
CarMax Auto Finance income (loss) (4)	$65.8	3.8	$(15.4)	(1.1)	$116.3	2.1	$(12.7)	(0.2)

Total loans originated and sold	$474.8		$407.0		$1,410.4		$1,560.4
Average managed receivables	$4,106.9		$4,076.3		$4,066.0		$4,019.0
Ending managed receivables	$4,097.4		$4,027.3		$4,097.4		$4,027.3

Total net sales and operating revenues	$1,726.0		$1,455.6		$5,636.9		$5,503.4

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

ENDING MANAGED RECEIVABLES

	As of November 30		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Warehouse facility	$416.0	$907.0	$1,215.0	$854.5
Term securitizations	3,528.6	2,978.7	2,616.9	2,910.0
Loans held for investment	134.0	120.7	145.1	69.0
Loans held for sale	18.8	20.9	9.7	5.0
Total ending managed receivables	$4,097.4	$4,027.3	$3,986.7	$3,838.5

The special purpose entities and investors have no recourse to our assets.  Our risk under these arrangements is limited to the retained interest.  We have not provided financial or other support to the special purpose entities or investors that was not previously contractually required.  There are no additional arrangements, guarantees or other commitments that could require us to provide financial support or that would affect the fair value of our retained interest.  All transfers of receivables are accounted for as sales (See Note 14).  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.

Retained Interest.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of November 30, 2009, on a combined basis, the reserve accounts and required excess receivables were 4.1% of ending managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $521.3 million as of November 30, 2009, and $348.3 million as of February 28, 2009.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.5 years as of November 30, 2009, and February 28, 2009.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our term securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date.  An amount equal to a specified percentage of funded receivables is also required in our warehouse facility.  Any excess cash generated by the receivables must be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to us.  The amount on deposit in reserve accounts was $43.1 million as of November 30, 2009, and $41.4 million as of February 28, 2009.

Required excess receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to us.  The unpaid principal balance related to the required excess receivables was $125.3 million as of November 30, 2009, and $139.1 million as of February 28, 2009.

Retained subordinated bonds. Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  We receive periodic interest payments on certain bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar securities when available; however, observable market prices are not consistently available for these assets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks.  By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The fair value of retained subordinated bonds was $241.4 million as of November 30, 2009, and $87.4 million as of February 28, 2009.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis.  The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of November 30, 2009, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor could result in changes in another, which might magnify or counteract the sensitivities.

KEY ASSUMPTIONS

(In millions)	Assumptions Used	Impact on Fair Value of 10% Adverse Change	Impact on Fair Value of 20% Adverse Change
Prepayment rate	1.20% - 1.40%	$8.0	$16.2
Cumulative net loss rate	1.94% - 4.00%	$9.3	$18.6
Annual discount rate	17.25% - 19.00%	$6.5	$12.8
Warehouse facility costs (1)	2.68%	$1.8	$3.6

(1)
Expressed as a spread above appropriate benchmark rates.  Applies only to retained interest in receivables securitized through the warehouse facility. As of November 30, 2009, there were receivables of $416.0 million funded in the warehouse facility.

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

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Accounts 31+ days past due	$166.5	$136.1	$118.1	$86.1
Ending managed receivables	$4,097.4	$4,027.3	$3,986.7	$3,838.5
Past due accounts as a percentage of ending managed receivables	4.06%	3.38%	2.96%	2.24%

CREDIT LOSS INFORMATION

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2009	2008	2009	2008
Net credit losses on managed receivables	$20.4	$21.6	$51.8	$48.5
Average managed receivables	$4,106.9	$4,076.3	$4,066.0	$4,019.0
Annualized net credit losses as a percentage of average managed receivables	1.99%	2.11%	1.70%	1.61%
Average recovery rate	50.2%	42.4%	49.4%	44.4%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2009	2008	2009	2008
Proceeds from new securitizations	$432.0	$307.0	$1,262.0	$1,314.8
Proceeds from collections	$195.9	$176.7	$596.1	$664.9
Servicing fees received	$10.5	$10.5	$31.2	$30.9
Other cash flows received from the retained interest:
Interest-only strip receivables	$32.5	$16.3	$99.4	$72.7
Reserve account releases	$4.3	$0.1	$16.6	$3.2
Interest on retained subordinated bonds	$2.4	$2.4	$7.2	$5.1

Proceeds from new securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $76.0 million in the first nine months of fiscal 2010 and $48.4 million in the first nine months of fiscal 2009.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse agent on a daily basis, and deliver executed lockbox agreements to the warehouse facility agent.  As of November 30, 2009, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Financial Derivatives

We utilize derivatives relating to our auto loan receivable securitizations and our investment in certain retained subordinated bonds.  Interest rate swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds, and to minimize the funding costs related to certain of our securitization trusts.  Swaps related to receivables funded in the warehouse facility are unwound when those receivables are refinanced in a term securitization.  During the third quarter of fiscal 2010, we entered into 19 interest rate swaps with initial notional amounts totaling $474.4 million and terms ranging from 15 to 41 months.  The notional amounts of outstanding swaps totaled $578.6 million as of November 30, 2009, and $1.36 billion as of February 28, 2009.  Interest rate caps are used to limit risk for investors in our warehouse facility.  During the quarter, we entered into two interest rate caps, with terms ranging from 48 to 52 months.  As of November 30, 2009, we were party to six interest rate caps, three of which were assets and three were liabilities, and as a result the net effect on the consolidated balance sheet was not material.

FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)

		As of November 30		As of February 28 or 29
(In thousands)	Consolidated Balance Sheets	2009	2008	2009	2008
Asset derivatives:
Interest rate swaps	Retained interest in securitized receivables	$138	$27	$33	$	―
Interest rate swaps	Accounts payable	―	―	52		―
Interest rate caps	Other assets	3,184	―	―		―
Liability derivatives:
Interest rate swaps	Accounts payable	(8,477)	(23,396)	(30,590)		(15,130)
Interest rate caps	Other assets	(3,171)	―	―		―
Total		$(8,326)	$(23,369)	$(30,505)		$(15,130)

CHANGES IN FAIR VALUE OF DERIVATIVE INSTRUMENTS (1)

		Three Months Ended		Nine Months Ended
		November 30		November 30
(In thousands)	Consolidated Statements of Earnings	2009	2008	2009	2008
Loss on interest rate swaps	CarMax Auto Finance income (loss)	$(4,404)	$(20,341)	$(9,197)	$(10,153)

(1)	Additional information on fair value measurements is included in Note 6.

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

Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets and observable inputs such as interest rates and yield curves.

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

Financial derivatives.  Financial derivatives are included in either prepaid expenses and other current assets or accounts payable.  As part of our risk management strategy, we utilize derivatives relating to our auto loan receivable securitizations and our investment in retained subordinated bonds.  Interest rate swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds and to minimize the funding costs related to certain of our securitization trusts.  Interest rate caps are used to limit risk for investors in our warehouse facility.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

We measure derivative fair values assuming that the unit of account is an individual derivative instrument and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the derivative counterparties.  We validate these quotes using our own internal model.  Both our internal model and quotes received from bank counterparties project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  Because model inputs can typically be observed in the liquid market and the models do not require significant judgment, these derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own nonperformance risk.  We monitor counterparty and our own nonperformance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the nonperformance risk.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of November 30, 2009
(In millions)	Level 1		Level 2			Level 3		Total
ASSETS
Money market securities		$31.2	$	―		$	―	$31.2
Retained interest in securitized receivables		―		―			―	―
Total assets at fair value		$31.2	$	―			$521.3	$552.5

Percent of total assets at fair value		5.7%		―	%		94.3%	100.0%
Percent of total assets		1.3%		―	%		21.6%	22.9%

LIABILITIES
Financial derivatives	$	―		$8.5		$	―	$8.5
Total liabilities at fair value	$	―		$8.5		$	―	$8.5

Percent of total liabilities		― %		1.5%			― %	1.5%

CHANGES IN THE LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

(In millions)	Retained interest in securitized receivables
Balance as of February 28, 2009	$348.3
Total realized/unrealized gains (1)	67.7
Purchases, sales, issuances and settlements, net	105.3
Balance as of November 30, 2009	$521.3

Change in unrealized gains on assets still held (1)	$61.1

(1)	Reported in CarMax Auto Finance income (loss) on the consolidated statements of earnings.

7.	Income Taxes

We had $17.0 million of gross unrecognized tax benefits as of November 30, 2009, and $25.6 million as of February 28, 2009.  During the first nine months of fiscal 2010, we settled federal and state liabilities of $9.5 million related to the Internal Revenue Service audit of fiscal years 2005 through 2007 and various other prior year tax audits.  There were no other significant changes to the unrecognized tax benefits as reported for the year ended February 28, 2009, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended November 30
	Pension Plan			Restoration Plan			Total
(In thousands)	2009		2008	2009		2008	2009		2008
Service cost	$	―	$2,368	$	―	$203	$	―	$2,571
Interest cost		1,428	1,526		152	177		1,580	1,703
Expected return on plan assets		(1,622)	(1,408)		―	―		(1,622)	(1,408)
Amortization of prior service cost		―	5		―	14		―	19
Recognized actuarial (gain) loss		―	(463)		―	49		―	(414)
Pension (benefit) expense		(194)	2,028		152	443		(42)	2,471
Curtailment (gain) loss		―	(8,229)		―	800		―	(7,429)
Net pension (benefit) expense		$(194)	$(6,201)		$152	$1,243		$(42)	$(4,958)

	Nine Months Ended November 30
	Pension Plan			Restoration Plan			Total
(In thousands)	2009		2008	2009		2008	2009		2008
Service cost	$	―	$9,252	$	―	$631	$	―	$9,883
Interest cost		4,284	5,056		454	593		4,738	5,649
Expected return on plan assets		(4,866)	(4,098)		―	―		(4,866)	(4,098)
Amortization of prior service cost		―	23		―	74		―	97
Recognized actuarial (gain) loss		―	(175)		―	247		―	72
Pension (benefit) expense		(582)	10,058		454	1,545		(128)	11,603
Curtailment (gain) loss		―	(8,229)		―	800		―	(7,429)
Net pension (benefit) expense		$(582)	$1,829		$454	$2,345		$(128)	$4,174

We made contributions to the pension plan totaling $15.0 million during the first nine months of fiscal 2010.  We do not anticipate making a contribution to the pension plan in the fourth quarter of fiscal 2010.

9.	Debt

Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2009, $118.7 million was outstanding under the credit facility and $461.3 million of the remaining borrowing limit was available to us.  The outstanding balance included $0.2 million classified as short-term debt and $118.5 million classified as current portion of long-term debt.  We classified $118.5 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of November 30, 2009, consisted of $0.7 million classified as current portion of long-term debt and $27.5 million classified as long-term debt.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2009	2008	2009	2008
Cost of sales	$727	$582	$1,651	$1,585
CarMax Auto Finance income (loss)	356	355	987	784
Selling, general and administrative expenses	7,175	7,227	28,798	25,494
Share-based compensation expense, before income taxes	$8,258	$8,164	$31,436	$27,863

We recognize compensation expense for stock options, restricted stock and stock-settled restricted stock units on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  Our employee stock purchase plan is considered a liability-classified compensatory plan; the associated costs included in share-based compensation expense in the third quarter of fiscal 2010 and fiscal 2009 were $0.2 million.  The associated costs for the employee stock purchase plan included in share-based compensation expense in the first nine months of fiscal 2010 and fiscal 2009 were $0.7 million and $0.8 million, respectively.  Cash-settled restricted stock units granted in April 2009 are also classified as liability awards and the associated costs of $1.8 million in the third quarter and $4.4 million in the first nine months of fiscal 2010 are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of November 30, 2009 and 2008.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2009	14,844	$15.40
Options granted	2,948	$11.52
Options exercised	(2,447)	$11.12
Options forfeited or expired	(963)	$13.66
Outstanding as of November 30, 2009	14,382	$15.45	4.9	$72,413
Exercisable as of November 30, 2009	8,510	$14.95	4.4	$46,374

For the nine months ended November 30, 2009 and 2008, we granted nonqualified options to purchase 2,948,150 and 2,219,857 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $27.2 million in the first nine months of fiscal 2010 and $10.0 million in the first nine months of fiscal 2009.  We settle stock option exercises with authorized but unissued shares of CarMax common stock.  The total intrinsic value of options exercised was $18.7 million for the first nine months of fiscal 2010 and $5.6 million for the first nine months of fiscal 2009.  We realized related tax benefits of $7.6 million in the first nine months of fiscal 2010 and $2.2 million in the first nine months of fiscal 2009.

OUTSTANDING STOCK OPTIONS

As of November 30, 2009		Options Outstanding		Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$7.02 to $ 9.30	1,122	3.2	$7.16	1,122	$7.16
$10.74 to $11.43	2,888	6.3	$11.41	64	$10.75
$13.19	2,361	5.5	$13.19	2,361	$13.19
$14.13 to $14.86	2,478	4.5	$14.67	2,327	$14.67
$15.17 to $17.44	1,713	3.4	$17.07	1,271	$17.08
$19.36 to $19.82	2,143	5.3	$19.80	512	$19.80
$22.28 to $25.79	1,677	4.4	$25.03	853	$25.03
Total	14,382	4.9	$15.45	8,510	$14.95

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

The weighted average fair values at the date of grant for options granted during the nine-month periods ended November 30, 2009 and 2008, were $5.30 and $7.16 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $21.8 million as of November 30, 2009.  These costs are expected to be recognized over a weighted average period of 2.5 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Nine Months Ended November 30
	2009	2008
Dividend yield	0.0%	0.0%
Expected volatility factor(1)	52.2% – 73.4%	34.8% – 60.9%
Weighted average expected volatility	57.3%	44.1%
Risk-free interest rate(2)	0.2% – 3.2%	1.5% – 3.7%
Expected term (in years)(3)	5.2 – 5.5	4.8 – 5.2

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	2,633	$20.55
Restricted stock vested	(816)	$17.23
Restricted stock cancelled	(126)	$21.56
Outstanding as of November 30, 2009	1,691	$22.08

For the nine months ended November 30, 2009, no shares of restricted stock were granted.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.  We realized related tax benefits of $4.2 million from the vesting of restricted stock in the first nine months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $9.6 million as of November 30, 2009.  These costs are expected to be recognized over a weighted average period of 0.9 years.

Stock-Settled Restricted Stock Units.  In April 2009, we granted stock-settled restricted stock units, which we refer to as market stock units, or MSUs, to eligible key employees.  Generally, at the end of the three-year vesting period, each MSU will be converted into between zero and two shares of CarMax common stock.  The share conversion is dependent on the performance of the company’s common stock during the last 40 trading days prior to the vesting date.  The expense associated with outstanding MSUs is recorded over their life.  The fixed fair value per share was determined to be $16.34 at the grant date using a Monte-Carlo simulation and was based on the expected market price on the vesting date and the expected number of converted common shares.  The compensation expense for the three months and nine months ended November 30, 2009, was $0.4 million and $2.1 million, respectively.  The unrecognized compensation costs related to these nonvested MSUs totaled $4.1 million as of November 30, 2009.  These costs are expected to be recognized over a weighted average period of 2.3 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(In thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	―	$	―
Stock units granted	406		$16.34
Stock units vested and converted	(6)		$16.34
Stock units cancelled	(5)		$16.34
Outstanding as of November 30, 2009	395		$16.34

Cash-Settled Restricted Stock Units.   Additionally in April 2009, we granted cash-settled restricted stock units to other eligible employees.  These restricted stock units, or RSUs, are classified as liability awards.  At the end of the three-year vesting period, each RSU will entitle its holder to a cash payment equal to the fair market value of CarMax common stock on the vesting date.  However, the cash payment will be no greater than 200%, or less than 75%, of the fair market value of CarMax common stock on the RSUs grant date.  The variable expense associated with these outstanding RSUs is recorded over their life and is calculated based on the company’s closing stock price at the end of each reporting period.  The compensation expense for the third quarter of fiscal year 2010 was $1.8 million and $4.4 million in the first nine months of fiscal year 2010.  As of November 30, 2009, we expect the total cash settlement upon vesting to range between $7.2 million to $19.1 million.

11.	Net Earnings per Share

On March 1, 2009, the company adopted the accounting pronouncement related to participating securities,  with retrospective application, which was subsequently integrated into the FASB Accounting Standards Codification (“FASB ASC”) Topic 260, “Earnings Per Share.”  This pronouncement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method, as described in this pronouncement.  Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  Our restricted stock awards are considered “participating securities” because they contain nonforfeitable rights to dividends.  Nonvested MSUs and RSUs granted after February 28, 2009, do not receive nonforfeitable dividend equivalent rights and are therefore not considered participating securities.  The adoption of this pronouncement had no impact on previously reported basic or diluted net earnings per share for the three months and nine months ended November 30, 2008.

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2009	2008	2009	2008
Net earnings (loss)	$74,589	$(21,874)	$206,308	$21,690
Less net earnings (loss) allocable to restricted stock	574	(268)	1,804	256
Net earnings (loss) available for basic common shares	74,015	(21,606)	204,504	21,434
Adjustment for dilutive potential common shares	10	―	19	2
Net earnings (loss) available for diluted common shares	$74,025	$(21,606)	$204,523	$21,436

Weighted average common shares outstanding	220,204	217,712	218,980	217,468
Dilutive potential common shares:
Stock options	3,236	―	2,141	2,210
Stock-settled restricted stock units	439	―	225	―
Weighted average common shares and dilutive potential common shares	223,879	217,712	221,346	219,678
Basic net earnings (loss) per share	$0.34	$(0.10)	$0.93	$0.10
Diluted net earnings (loss) per share	$0.33	$(0.10)	$0.92	$0.10

For the quarters ended November 30, 2009 and 2008, weighted-average options to purchase 3,484,685 shares and 14,934,460 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive.  For the nine months ended November 30, 2009 and 2008, weighted-average options to purchase 7,787,984 shares and 5,508,301 shares, respectively, of common stock were outstanding and not included in the calculations.

12.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss relates entirely to unrecognized actuarial losses on our retirement plans.  The total accumulated other comprehensive loss was $16.9 million as of November 30, 2009, and February 28, 2009.  The cumulative balance was net of deferred tax of $9.9 million as of November 30, 2009, and February 28, 2009.

13.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs have appealed the court's ruling regarding the sales consultant overtime claim.  In addition to the plaintiffs' appeal of the overtime claim, the claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving related legal issues.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition or results of operations.

14.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and integrated it into the FASB ASC Topic 105, “Generally Accepted Accounting Principles,” (“Topic 105"),  as subsequently updated by FASB Accounting Standards Updates (“ASUs”) Nos. 2009-01 through 2010-03.  Topic 105 establishes the FASB ASC, which officially launched July 1, 2009, as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of FASB ASUs that will be included in the FASB ASC.  Generally, the FASB ASC is not expected to change U.S. GAAP.  All other accounting literature excluded from the FASB ASC will be considered nonauthoritative.  Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We have adopted this pronouncement for our quarter ended November 30, 2009.  Beginning this quarter, references to authoritative accounting literature will be in accordance with the FASB ASC.

In December 2008, the FASB issued an accounting pronouncement related to employers’ disclosures about postretirement benefit plan assets (FASB ASC Topic 715), which will require employers to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets.  This pronouncement is effective for fiscal years ending after December 15, 2009.  We will include the newly required disclosures in our annual consolidated financial statements and notes for the fiscal year ending February 28, 2010.

In April 2009, the FASB issued an accounting pronouncement related to fair value measurements (FASB ASC Topic 820), which provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This pronouncement is effective for interim and annual periods ending after June 15, 2009.  As the requirements are consistent with our previous practice, its implementation did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement related to subsequent events (FASB ASC Topic 855), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  This pronouncement requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date.  Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  This pronouncement is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively.  As the requirements under this pronouncement are consistent with our previous practice, its implementation did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement related to accounting for transfers of financial assets (FASB ASC Topic 860), which removed the concept of a qualifying special-purpose entity (“QSPE”) from Topic 860 (formerly SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) and removed the provision excepting these entities from consolidation (FASB ASC Topic 810).  This pronouncement also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This pronouncement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt it in fiscal 2011.  We are currently evaluating the impact of adopting this pronouncement, but believe its implementation will have a significant impact on our consolidated financial statements because in combination with FASB ASC Topic 810 (discussed below), it will result in the consolidation of certain special-purpose entities (“SPEs”) and the remaining financial assets and liabilities related to the receivables previously securitized through these entities.  In addition, certain future securitization transactions will no longer qualify as sales, which will affect the timing of the recognition of CAF income.

In June 2009, the FASB issued an accounting pronouncement related to financial reporting by enterprises involved with variable interest entities (FASB ASC Topic 810), which requires an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity.  This pronouncement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary.  This pronouncement is effective for fiscal years beginning after November 15, 2009.  Accordingly, we will adopt it in fiscal 2011.  We are currently evaluating the impact of adopting this pronouncement, but believe its implementation will have a significant impact on our consolidated financial statements because we expect to consolidate certain SPEs and the remaining financial assets and liabilities related to the receivables previously securitized through these entities.

In August 2009, the FASB issued an accounting pronouncement related to fair value measurements and disclosures (FASB ASC Topic 820), which provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred.  This pronouncement also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This pronouncement is effective for our quarter ending November 30, 2009.  As we did not elect the fair value option for our financial liabilities not already within the scope of this pronouncement, its implementation did not have an impact on our current consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (“fiscal 2009”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages may not total due to rounding.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to better serve the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2009, we operated 100 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2009, we sold 345,465 used cars, representing 97% of the total 356,549 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”) and vehicle repair service.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2009, we conducted auctions at 50 used car superstores.  During fiscal 2009, we sold 194,081 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

Prior to August 2008, we had planned to open used car superstores at a rate of approximately 15% of our used car superstore base each year.  In August 2008, we announced that we would temporarily slow store growth as a result of the weak economic and sales environment.  In December 2008, following further deterioration in market conditions, we announced a temporary suspension of store growth.  We believe this suspension has reduced our capital needs and growth-related costs.  We expect to resume store growth when economic conditions improve and we see a sustained recovery in customer traffic and sales trends.  We are still at a relatively early stage in the national rollout of our retail concept, and as of November 30, 2009, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.

In the near term, our principal challenges are related to the weak economic conditions and the resulting low levels of consumer confidence and high unemployment rates, all of which have caused a dramatic decline in industry-wide auto sales, when compared with calendar year 2007.

Fiscal 2010 Third Quarter Highlights

▪
Net sales and operating revenues increased 19% to $1.73 billion from $1.46 billion in the third quarter of fiscal 2009, while net income increased to $74.6 million, or $0.33 per share, compared with a net loss of $21.9 million, or $0.10 per share, in the prior year period.

▪
Total used vehicle revenues increased 20% to $1.41 billion from $1.17 billion in the third quarter of fiscal 2009.  Total used vehicle unit sales increased 9%, reflecting the combination of an 8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The increase in comparable store unit sales was primarily the result of improvements in both customer traffic and sales execution and also reflected the easy comparison with the prior year period.  Average used vehicle retail selling prices climbed 10%, primarily reflecting increases in our acquisition costs, which have been affected by the year-over-year increase in used vehicle wholesale values.

▪
Total wholesale vehicle revenues increased 28% to $226.9 million from $177.0 million in the prior year quarter.  Wholesale vehicle unit sales increased 13%, primarily reflecting a substantial improvement in our appraisal buy rate.  Average wholesale vehicle selling prices rose 14% primarily due to the wholesale industry pricing trends.

▪
Our total gross profit increased 22% to $242.9 million from $199.2 million in the third quarter of fiscal 2009, reflecting the combination of the increase in unit sales plus an improvement in our total gross profit dollars per retail unit, which increased $349 to $3,048 per unit from $2,699 per unit in the corresponding prior year period.

▪
CAF reported income of $65.8 million compared with a loss of $15.4 million in the third quarter of fiscal 2009.  Results for both periods were affected by adjustments primarily related to loans originated in previous fiscal periods.  These adjustments increased CAF income by $31.6 million in the third quarter of fiscal 2010, and they reduced CAF income by $39.8 million in the prior year quarter.  CAF’s gain on loans originated and sold increased to $17.0 million compared with $11.3 million in the prior year quarter, reflecting the growth in used vehicle revenues and an improvement in the gain on loans originated and sold as a percentage of loans originated and sold (the “gain percentage”) to 3.6% versus 2.8% in the third quarter of the prior year.  The current quarter gain percentage primarily benefited from the decline in benchmark interest rates.

▪
Selling, general and administrative (“SG&A”) expenses were reduced to $192.1 million from $217.5 million in the prior year quarter, despite the increase in unit sales, mainly due to reductions in advertising and growth-related expenses and benefits from a variety of waste-reduction initiatives.  SG&A as a percent of net sales and operating revenues (the “SG&A ratio”) decreased to 11.1% from 14.9% in the third quarter of fiscal 2009, reflecting both the reduction in SG&A expenses and the leverage associated with the increases in used unit sales and average selling prices.

▪
For the first nine months of the fiscal year, net cash provided by operating activities fell to $56.5 million compared with $306.6 million in the first nine months of fiscal 2009.  The reduction occurred despite the increase in net income in fiscal 2010, and it reflected the use of cash for increases in the retained interest in securitized receivables and inventory in fiscal 2010, while the prior year period reflected the generation of cash from a significant reduction in inventory.

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  These policies relate to securitization transactions, revenue recognition, income taxes and defined benefit retirement plan obligations.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In millions)	2009	%	2008	%	2009	%	2008	%
Used vehicle sales	$1,407.1	81.5	$1,168.8	80.3	$4,663.0	82.7	$4,462.0	81.1
New vehicle sales	38.2	2.2	57.5	4.0	149.9	2.7	217.4	4.0
Wholesale vehicle sales	226.9	13.1	177.0	12.2	635.4	11.3	642.6	11.7
Other sales and revenues:
Extended service plan revenues	30.2	1.7	25.2	1.7	104.6	1.9	93.5	1.7
Service department sales	24.2	1.4	24.7	1.7	77.6	1.4	75.7	1.4
Third-party finance fees, net	(0.5)	―	2.5	0.2	6.4	0.1	12.3	0.2
Total other sales and revenues	53.8	3.1	52.4	3.6	188.7	3.3	181.5	3.3
Total net sales and operating revenues	$1,726.0	100.0	$1,455.6	100.0	$5,636.9	100.0	$5,503.4	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008
Vehicle units:
Used vehicles	9%	(17)%	1%	(4)%
New vehicles	(33)%	(26)%	(31)%	(25)%
Total	8%	(17)%	(1)%	(5)%

Vehicle dollars:
Used vehicles	20%	(23)%	5%	(9)%
New vehicles	(34)%	(25)%	(31)%	(26)%
Total	18%	(23)%	3%	(10)%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008
Vehicle units:
Used vehicles	8%	(24)%	(2)%	(13)%
New vehicles	(33)%	(26)%	(31)%	(21)%
Total	7%	(25)%	(3)%	(13)%

Vehicle dollars:
Used vehicles	19%	(30)%	2%	(18)%
New vehicles	(34)%	(25)%	(31)%	(22)%
Total	16%	(30)%	0%	(18)%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008
Used car superstores, beginning of period	100	98	100	89
Superstore openings	―	1	―	10
Used car superstores, end of period	100	99	100	99

Used Vehicle Sales.  Our 20% increase in used vehicle revenues in the third quarter of fiscal 2010 resulted from a 9% increase in unit sales and a 10% increase in average retail selling price.  The unit sales growth reflected an 8% increase in comparable store used unit sales and sales from newer superstores not yet included in the comparable store base.  The increase in comparable store unit sales resulted from improvements in both customer traffic and sales execution, and it also reflected the easy comparison with the prior year period, when comparable store used unit sales declined 24%.  The increase in customer traffic occurred despite the fact that the government’s Consumer Assistance to Recycle and Save Act (“CARS” or “cash for clunkers”) new car incentive program is believed to have pulled some used vehicle traffic and sales from the third quarter into July and August.  The year-over-year improvement in sales execution generated an increase in our sales conversion rate compared with the prior year period, and it occurred despite the tightening of lending standards by our third-party finance providers and CAF over the last few quarters.  We estimate that CAF’s tightening adversely affected our comparable store used unit sales growth in the third quarter of fiscal 2010 by several percentage points.  The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values.

Our 5% increase in used vehicle revenues in the first nine months of fiscal 2010 resulted from the combination of a 1% increase in unit sales and a 4% increase in average selling price.  The unit sales increase reflected a 2% decline in comparable store used unit sales, more than offset by sales from newer superstores not yet included in the comparable store base.  For the nine-month period, the comparable store unit sales decline was primarily the result of reduced customer traffic.  Customer traffic remained below the prior year’s nine-month period, despite the cash for clunkers program, which resulted in a spike in our traffic in late July and August 2009.  Similar to our experience with previous successful, broad-based new car incentive programs, we believe this program had a beneficial effect on our used car customer traffic and sales.  The slower traffic was partly offset, however, by solid in-store execution and a resulting increase in our sales conversion rate in fiscal 2010.  The higher conversion rate occurred despite the tightening in CAF lending standards, which we estimate adversely affected our comparable store used unit sales change by several percentage points in the first nine months of fiscal 2010.  Similar to the third quarter, the increase in average retail selling price for the nine-month period reflected increases in our vehicle acquisition costs resulting from appreciation in wholesale industry used vehicle values.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues decreased 34% in the third quarter of fiscal 2010 and 31% in the first nine months of the fiscal year.  The decreases were almost entirely the result of declines in unit sales of 33% and 31%, respectively, that reflected the extremely soft new car industry sales trends for the brands we represent.  The declines also reflected reduced sales volumes at our Chevrolet franchise, which is being terminated by General Motors.  Given the small number of franchises we operate, our new car operations represent only 2% to 3% of our total net sales and revenues.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 28% increase in wholesale vehicle revenues in the third quarter of fiscal 2010 resulted from a 13% increase in wholesale unit sales and a 14% increase in average wholesale selling price.  The increase in unit sales was mainly the result of a significant increase in our appraisal buy rate, as appraisal traffic was similar to the prior year’s third quarter.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers had a favorable effect on the buy rate.  The improvement in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

The 1% decrease in wholesale vehicle revenues in the first nine months of fiscal 2010 resulted from a 4% decrease in wholesale unit sales combined with a 2% increase in average wholesale selling price.  The decline in unit sales primarily reflected a decrease in our appraisal traffic, partly offset by an improvement in our appraisal buy rate.  The factors that contributed to the higher buy rate in the third quarter also contributed to the improvement in the first nine months of the year.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs, service department sales, net third-party finance fees and guaranteed asset protection (“GAP”) product sales (reported in ESP revenues).  In the third quarter of fiscal 2010, other sales and revenues increased 3% from the prior year’s third quarter.  The increase was primarily due to a 20% increase in ESP revenues, largely offset by reductions in third-party finance fees and service department sales.  ESP revenues benefited from the increase in used unit sales and the successful introduction of a GAP product in fiscal 2010.  In addition, fiscal 2010 ESP revenues benefited from modifications in pricing made during the second half of fiscal 2009.  The decline in third-party finance fees primarily reflected a mix shift among providers, as well as an increase in CAF’s share of total loan originations.  The fixed fees paid by third-party finance providers vary by provider, reflecting their differing levels of credit risk exposure.  Providers who purchase the highest risk loans purchase these loans at a discount, which is reflected as an offset to finance fee revenues received from the other third-party providers.  During the third quarter of fiscal 2010, we curtailed our strategy of routing a larger percentage of credit applications directly to the third-party finance providers.  We had implemented this practice in the third quarter of fiscal 2009 in order to slow the use of capacity in CAF’s warehouse facility when the asset-backed securitization markets were severely disrupted.

For the first nine months of fiscal 2010, other sales and revenues increased 4%.  The increase was comprised of a 12% increase in ESP revenues, a 3% increase in service department sales and a 48% decline in third-party finance fees.  The factors that contributed to the increase in ESP revenues in the third quarter also contributed to the improvement in the first nine months of the year.  The decline in third-party finance fees reflected a shift in mix among, and discount arrangements with, third-party finance providers.

Seasonality.  Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities toward holiday-related expenditures.  In the recent challenging economic environment, the traditional seasonal sales patterns have been distorted by the weakness in the economy and the stresses on consumer spending, which have adversely affected industry-wide auto sales.

Supplemental Sales Information.

UNIT SALES

	Three Months Ended			Nine Months Ended
	November 30			November 30
	2009	2008	Change	2009	2008	Change
Used vehicles	78,082	71,426	9%	269,205	267,837	1%
New vehicles	1,596	2,397	(33)%	6,316	9,212	(31)%
Wholesale vehicles	51,026	45,139	13%	151,042	156,592	(4)%

AVERAGE SELLING PRICES

	Three Months Ended			Nine Months Ended
	November 30			November 30
	2009	2008	Change	2009	2008	Change
Used vehicles	$17,810	$16,146	10%	$17,126	$16,472	4%
New vehicles	$23,769	$23,845	― %	$23,602	$23,456	1%
Wholesale vehicles	$4,321	$3,805	14%	$4,082	$3,987	2%

RETAIL VEHICLE SALES MIX

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008
Vehicle units:
Used vehicles	98%	97%	98%	97%
New vehicles	2%	3%	2%	3%
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	97%	95%	97%	95%
New vehicles	3%	5%	3%	5%
Total	100%	100%	100%	100%

As of November 30, 2009, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, will be terminated no later than October 2010.  We expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise, by this date.  We do not expect this action to have any material effect on sales or earnings.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions)	2009	2008	Change	2009	2008	Change
Used vehicle gross profit	$164.0	$132.4	24%	$558.1	$486.1	15%
New vehicle gross profit	1.7	1.6	2%	5.6	7.7	(27)%
Wholesale vehicle gross profit	42.2	35.8	18%	128.1	129.5	(1)%
Other gross profit	35.0	29.3	19%	141.8	114.6	24%
Total gross profit	$242.9	$199.2	22%	$833.6	$737.9	13%

GROSS PROFIT PER UNIT

	Three Months Ended						Nine Months Ended
	November 30						November 30
	2009			2008			2009			2008
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,100	11.7		$1,854	11.3		$2,073	12.0		$1,815	10.9
New vehicle gross profit	$1,053	4.4		$684	2.9		$889	3.7		$832	3.5
Wholesale vehicle gross profit	$827	18.6		$794	20.2		$848	20.2		$827	20.2
Other gross profit	$439	65.0		$397	56.0		$515	75.2		$414	63.2
Total gross profit	$3,048	14.1		$2,699	13.7		$3,026	14.8		$2,663	13.4

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 24% to $164.0 million from $132.4 million in the third quarter of fiscal 2009, reflecting the combination of the 9% increase in used unit sales and an improvement in used vehicle gross profit dollars per unit, which increased $246, or 13%, to $2,100 per unit compared with $1,854 per unit in the prior year quarter.  The improvement in gross profit per unit resulted from a combination of factors, including the benefit from the year-over-year increase in used vehicle wholesale values.  We believe our superior, proprietary inventory management systems and processes also contributed to the strong current quarter profit per unit.  Despite aggressive reductions in inventory made in the prior year period, we were able to achieve inventory turns in this year’s third quarter that were consistent with the prior year quarter.  The improvement in gross profit per unit also reflected benefits realized from our ongoing initiatives to reduce vehicle reconditioning costs.

For the first nine months of the fiscal year, used vehicle gross profit increased 15% to $558.1 million from $486.1 million in the first nine months of fiscal 2009.  The increase reflected an improvement in used vehicle gross profit dollars per unit, which increased $258, or 14%, to $2,073 per unit compared with $1,815 per unit in the prior year period, together with the 1% increase in used unit sales.  In part, the improvement in used vehicle gross profit per unit reflected the below-average profitability reported in the first nine months of fiscal 2009, particularly in the first quarter, when the initial slowdown in customer traffic and a rapid decline in underlying values of SUVs and trucks put pressure on our used vehicle margins.  Values of SUVs and trucks declined in the first nine months of the prior year, when they were adversely affected by the sharp increase in gasoline prices in the spring and summer of 2008.  The improvement in used vehicle gross profit per unit in the first nine months of fiscal 2010 also reflected the year-over-year appreciation in used vehicle wholesale values experienced during this period, an improvement in inventory turns and a reduction in vehicle reconditioning costs.

New Vehicle Gross Profit.  Compared with the corresponding prior year periods, our new vehicle gross profit increased 2% to $1.7 million in the third quarter of fiscal 2010, while they declined 27% to $5.6 million in the first nine months of fiscal 2010.  In the third quarter, gross profit per unit increased $369 to $1,053 per unit from $684 per unit in the prior year quarter, reflecting industry-wide reductions in new vehicle inventories and incentives related to the cash for clunkers program.  This improvement more than offset the effect of the reduction in third quarter new vehicle unit sales.  For the nine month period, the reduction in gross profit primarily reflected the 31% decline in new vehicle unit sales.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit increased 18% to $42.2 million from $35.8 million in the third quarter of fiscal 2009, reflecting the combination of the 13% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit dollars per unit, which rose $33, or 4%, to $827 per unit compared with $794 per unit in the prior year period.  The improvement in the wholesale vehicle gross profit per unit primarily reflected both the higher year-over-year wholesale pricing environment and a slight improvement in the already strong car-to-dealer ratio experienced at our wholesale auctions.

For the first nine months of the fiscal year, wholesale vehicle gross profit declined 1% to $128.1 million from $129.5 million in the first nine months of fiscal 2009.  The decrease reflected the 4% decline in wholesale vehicles unit sales, partly offset by an improvement in wholesale vehicle gross profit dollars per unit, which increased $21, or 3%, to $848 per unit compared with $827 per unit in the prior year period.  The industry-wide appreciation in wholesale vehicle values in the first nine months of fiscal 2010 and the strength of our car-to-dealer ratio contributed to the increase in wholesale gross profit dollars per unit.

Other Gross Profit.  We have no cost of sales related to ESP revenues, GAP product sales or net third-party finance fees.  Other gross profit increased 19% to $35.0 million from $29.3 million in the third quarter of fiscal 2009.  Other gross profit per unit increased $42, or 11%, to $439 per unit compared with $397 per unit in the prior year quarter.  ESP gross profit benefited from the increase in used unit sales, the contribution from our new GAP product and the modifications in pricing made during the second half of fiscal 2009.  Service department gross profit grew because our retail vehicle sales growth outpaced fixed service overhead costs.  These increases were partially offset by a reduction in third-party finance fees, which were adversely affected by a mix shift among providers.

Other gross profit increased 24% to $141.8 million from $114.6 million in the first nine months of fiscal 2009.  Other gross profit per unit increased $101, or 24%, to $515 per unit compared with $414 per unit in the first nine months of fiscal 2009.  Many of the factors that contributed to the improvement in the third quarter other gross profit also contributed to the improvement for the first nine months of the year.

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

COMPONENTS OF CAF INCOME (LOSS)

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In millions)	2009	%	2008	%	2009	%	2008	%
Total gain (loss)	$48.6		$(28.5)		$67.3		$(50.1)
Other CAF income: (1)
Servicing fee income	10.6	1.0	10.4	1.0	31.4	1.0	31.1	1.0
Interest income	17.6	1.7	12.6	1.2	50.4	1.7	34.8	1.2
Total other CAF income	28.2	2.7	23.0	2.3	81.8	2.7	65.9	2.2
Direct CAF expenses: (1)
CAF payroll and fringe benefit expense	4.9	0.5	4.8	0.5	15.1	0.5	14.0	0.5
Other direct CAF expenses	6.1	0.6	5.1	0.5	17.7	0.6	14.5	0.5
Total direct CAF expenses	11.0	1.1	9.9	1.0	32.8	1.1	28.4	0.9
CarMax Auto Finance income (loss) (2)	$65.8	3.8	$(15.4)	(1.1)	$116.3	2.1	$(12.7)	(0.2)

Average managed receivables	$4,106.9		$4,076.3		$4,066.0		$4,019.0
Ending managed receivables	$4,097.4		$4,027.3		$4,097.4		$4,027.3

Total net sales and operating revenues	$1,726.0		$1,455.6		$5,636.9		$5,503.4

Percent columns indicate:

(1)	Annualized percent of average managed receivables.
(2)	Percent of total net sales and operating revenues.

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

GAIN (LOSS) AND LOANS SOLD

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2009	2008	2009	2008
Gain on sales of loans originated and sold (1)	$17.0	$11.3	$54.7	$32.5
Other gains (losses) (1)	31.6	(39.8)	12.6	(82.6)
Total gain (loss)	$48.6	$(28.5)	$67.3	$(50.1)

Loans originated and sold	$474.8	$407.0	$1,410.4	$1,560.4
Receivables repurchased from term securitizations and resold	36.6	―	76.0	48.4
Total loans sold	$511.4	$407.0	$1,486.4	$1,608.8

Gain percentage on loans originated and sold	3.6%	2.8%	3.9%	2.1%

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

Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  These bonds were retained because, at the applicable issue date, the economics of doing so were more favorable than selling them.  Retained subordinated bonds are included in the retained interest in securitized receivables on our consolidated balance sheets, and their fair value was $241.4 million as of November 30, 2009, and $87.4 million as of February 28, 2009.  During the first nine months of fiscal 2010, we retained subordinated bonds in connection with the April 2009 securitization of $1.0 billion of auto loans.  These bonds were issued at a discount and had a fair value of $117.5 million as of November 30, 2009.  Changes in the fair value of the retained subordinated bonds are reflected in CAF income (loss).

CAF reported income of $65.8 million in the third quarter of fiscal 2010 compared with a loss of $15.4 million in the third quarter of the prior year.  In both periods, CAF results were affected by adjustments related to loans originated in previous fiscal periods.  In the third quarter of fiscal 2010, the adjustments increased CAF income by $31.6 million and they included:

▪	$17.6 million of favorable mark-to-market adjustments on retained subordinated bonds due to the increase in demand for these securities.
▪
An $11.9 million benefit related to more favorable funding costs for the $600.0 million of auto loan receivables that were refinanced in a term securitization during the third quarter.  More than 90% of these loan receivables were originated in the current fiscal year.

▪	$2.1 million of other net favorable adjustments, including modest decreases in prepayment speed assumptions on select pools of loans.

In the third quarter of the prior year, the adjustments reduced CAF results by $39.8 million, including $23.8 million of mark-to-market write-downs in the carrying value of retained subordinated bonds and $16.0 million of unfavorable valuation adjustments, including increases in cumulative net loss rate assumptions, partially offset by favorability in prepayment speed assumptions.

Excluding these adjustments from both periods, CAF income increased to $34.2 million in the third quarter of fiscal 2010 from $24.5 million in the third quarter of fiscal 2009.  CAF’s gain on loans originated and sold was $17.0 million in the current year quarter versus $11.3 million in the prior year quarter.  The increase primarily reflected the growth in the volume of loans originated and sold and an improvement in the gain percentage.  The volume of CAF loans originated and sold rose 17% to $474.8 million from $407.0 million in the prior year’s third quarter, reflecting the retail vehicle revenue growth and a slight improvement in the percentage of sales financed by CAF.  Net of 3-day payoffs, the number of units financed by CAF as a percentage of total retail unit sales (the “penetration rate”) was 33% in the current quarter versus 32% in the third quarter of fiscal 2009.  CAF’s penetration rate was 27% in the second quarter of fiscal 2010.  Given the recent recovery in the asset-backed securitization markets, at the start of this year’s third quarter we elected to stop the practice of allowing third parties to finance a portion of the sales historically financed by CAF.  We implemented this practice in the third quarter of last year.  The gain percentage increased to 3.6% in the current year quarter versus 2.8% in the third quarter of the prior year, which was primarily a benefit of the decline in benchmark interest rates.

For the first nine months of the year, CAF reported income of $116.3 million in fiscal 2010 compared with a loss of $12.7 million in fiscal 2009.  CAF income for the first nine months of fiscal 2010 was increased by $12.6 million of net adjustments related to loans originated in prior fiscal years, including:

▪	$58.4 million of favorable mark-to-market adjustments on retained subordinated bonds due to the increase in demand for these securities.
▪
A $57.1 million reduction largely related to the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the end of fiscal 2009.  This reduction primarily represented increases in funding costs related to the term securitization completed in April 2009.  At the end of fiscal 2009, we estimated that the impact of higher funding costs versus those implicit in our warehouse facility would adversely affect CAF income by between $60 million and $85 million when the $1.22 billion of receivables funded in the warehouse facility were refinanced in fiscal 2010.  The net impact was slightly below the low end of this range due to the contraction in credit spreads during the current fiscal year.

▪	$11.3 million of other net favorable adjustments primarily related to decreases in prepayment speed assumptions.

CAF results for the first nine months of fiscal 2009 were reduced by $82.6 million, which included $31.2 million of mark-to-market write-downs in the carrying value of the subordinated bonds; $27.3 million for increases in cumulative net loss rate assumptions, partially offset by favorability in prepayment speed assumptions; $20.1 million for increased funding costs related to loans that were funded in the warehouse facility at the end of fiscal 2008; and $3.8 million for increasing the discount rate assumption to 19% from 17%.

Excluding these adjustments from both periods, CAF income increased to $103.6 million from $70.0 million in the first nine months of fiscal 2009.  CAF’s gain on loans originated and sold increased to $54.7 million in the first nine months of fiscal 2010 compared with $32.5 million in the corresponding prior year period.  The increase primarily reflected the improvement in the gain percentage to 3.9% in the fiscal 2010 period from 2.1% in the fiscal 2009 period, partially offset by the 10% reduction in CAF loans originated and sold, which fell to $1,410.4 million in fiscal 2010 from $1,560.4 million in fiscal 2009.  The gain percentage in fiscal 2010 primarily benefited from the decline in benchmark interest rates.  The decline in CAF loan originations primarily reflected our tightening of lending standards in February and June 2009, which caused CAF’s penetration rate to decline to 30% in the fiscal 2010 period from 33% in the corresponding fiscal 2009 period.

The interest income component of other CAF income increased to an annualized 1.7% of average managed receivables in the third quarter and the first nine months of fiscal 2010 from 1.2% in the corresponding prior year periods.  This increase primarily reflected an increase in the amount of retained subordinated bonds held in fiscal 2010.  CAF interest income includes the interest earned on the retained subordinated bonds.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  In the first nine months of the year, we exercised this repurchase option two times in fiscal 2010 and one time in fiscal 2009, when $76.0 million and $48.4 million, respectively, of previously securitized receivables were resold into the warehouse facility.  None of these transactions had a material effect on total gain (loss).  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28 or 29
(In millions)	2009	2008	2009	2008
Loans securitized	$3,944.6	$3,885.6	$3,831.9	$3,764.5
Loans held for sale or investment	152.8	141.6	154.8	74.0
Ending managed receivables	$4,097.4	$4,027.3	$3,986.7	$3,838.5

Accounts 31+ days past due	$166.5	$136.1	$118.1	$86.1
Past due accounts as a percentage of ending managed receivables	4.06%	3.38%	2.96%	2.24%

CREDIT LOSS INFORMATION

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2009	2008	2009	2008
Net credit losses on managed receivables	$20.4	$21.6	$51.8	$48.5
Average managed receivables	$4,106.9	$4,076.3	$4,066.0	$4,019.0
Annualized net credit losses as a percentage of average managed receivables	1.99%	2.11%	1.70%	1.61%
Average recovery rate	50.2%	42.4%	49.4%	44.4%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest was $521.3 million as of November 30, 2009, compared with $348.3 million as of February 28, 2009.

During fiscal 2010 and fiscal 2009, we have generally experienced increases in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables (the “net loss rate”).  We believe these increases were primarily the result of the weak economic environment, which has adversely affected unemployment and industry trends for losses and delinquencies.  In response, we had implemented incremental tightening in CAF’s lending criteria over the last several quarters.  The net loss rate for the third quarter of fiscal 2010 benefited from the improvement in the recovery rate and the tightening of CAF’s lending standards.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  SG&A expenses were reduced to $192.1 million from $217.5 million in the third quarter of fiscal 2009, despite the increase in unit sales in the current quarter.  The SG&A reduction reflected decreases in advertising and growth-related expenses, including pre-opening and relocation costs, as well as benefits from a variety of waste-reduction initiatives.  In addition, SG&A expenses in the third quarter of the prior year included approximately $7 million of severance costs and $6 million of costs related to terminating store site acquisitions, partially offset by a $10 million benefit related to freezing the company’s pension plans.  The reduction in advertising expenses reflected our decision to reduce our advertising spend in the current environment, as well as the benefit of a decrease in advertising rates.  The SG&A ratio improved to 11.1% in the third quarter of fiscal 2010 from 14.9% in the prior year’s quarter, due to both the reduction in SG&A expenses and the leverage associated with the increases in used unit sales and average selling prices.

For the first nine months of the year, SG&A expenses were reduced to $616.5 million from $685.6 million in fiscal 2009.  The SG&A reduction reflected decreases in advertising expenses, growth-related costs and benefits from our waste-reduction initiatives.  In addition, the fiscal 2010 SG&A expenses included the benefit of a favorable litigation settlement, which increased net earnings by $0.02 per share, while the fiscal 2009 SG&A expenses included unrelated accrued litigation costs, which reduced net earnings by $0.02 per share.  The SG&A ratio improved to 10.9% in the first nine months of fiscal 2010 from 12.5% in the first nine months of fiscal 2009, primarily due to the reduction in total SG&A spending, and a modest contribution from the leverage associated with the 4% increase in net sales and operating revenues in fiscal 2010.

Income Taxes.  The effective income tax rate was 35.6% in the third quarter of fiscal 2010 compared with 36.4% in the third quarter of fiscal 2009.  For the first nine months of the year, the effective tax rate was 37.6% in fiscal 2010 compared with 39.5% in fiscal 2009.  Income tax expense in the third quarter of fiscal 2010 was reduced by the favorable settlement of prior year tax audits, benefiting the effective tax rate for the third quarter and first nine months of fiscal 2010.

OPERATIONS OUTLOOK

Capital Expenditures.  In fiscal 2009, we completed construction of three used car superstores that we chose not to open until market conditions improved.  These stores are located in Augusta, Georgia; Cincinnati, Ohio; and Dayton, Ohio.  While difficult economic conditions persist, we have determined we are now in a position to open these stores during the first half of fiscal 2011, as we believe that these openings will be accretive to earnings.  We may also pursue opportunistic real estate acquisitions to support our long-term store growth.  However, we do not plan to restart store growth at this time.

We currently estimate gross capital expenditures will total approximately $25 million in fiscal 2010.  Until we resume store growth, capital spending will be incurred primarily for maintenance capital items and opportunistic real estate acquisitions.  Based on the relatively young average age of our store base, maintenance capital has represented a very small portion of the total capital spending in recent years.

Fiscal 2010 Expectations.  Due to market conditions associated with the recent recession, we do not believe we can make a meaningful projection of fiscal 2010 sales or earnings.

In mid-November 2009, we entered into a short-term agreement with Santander Consumer USA where they will purchase a large portion of the loans that CAF would have previously originated prior to the tightening of lending standards.  Due to its timing, this new arrangement had minimal impact on third quarter sales.  However, we believe that, in the fourth quarter of fiscal 2010, this new arrangement will substantially offset the effect of the latest tightening of CAF lending standards, implemented in June 2009.

Other Expectations.  The Federal Reserve launched the Term Asset-Backed Securities Loan Facility (“TALF”) program in March 2009 and it is currently scheduled to expire March 31, 2010, unless extended.  The TALF program is intended to facilitate the issuance of qualifying asset-backed securities and to improve market conditions for these securities.  We believe the program was successful in stimulating additional demand for auto asset-backed securities, and the market has continued to improve.  Absent negative developments in the credit markets, we do not believe the expiration of the TALF program will have an adverse effect on our ability to access the market for auto asset-backed securities.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. For the first nine months of the fiscal year, cash provided by operating activities fell to $56.5 million in fiscal 2010 compared with $306.6 million in fiscal 2009.  The reduction occurred despite the increase in net income in fiscal 2010.  The fiscal 2010 period reflected the use of cash for increases in the retained interest in securitized receivables and inventory, while the prior year period reflected the generation of cash primarily from a significant reduction in inventory.

In the first nine months of fiscal 2010, the retained interest in securitized receivables increased by $173.0 million, which included the effects of retaining additional subordinated bonds in the April 2009 term securitization and the $58.4 million of favorable mark-to-market adjustments in the fair value of the retained subordinated bonds during this period.  The retained subordinated bonds had a fair value of $241.4 million as of November 30, 2009, compared with $87.4 million as of February 28, 2009.

As of November 30, 2009, total inventory was $751.3 million, representing an increase of $48.1 million, or 7%, compared with the balance at the start of the fiscal year.  This increase in inventory primarily reflected the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values during the first nine months of the year, as well as a 2% increase in used vehicle units in inventory compared with February 28, 2009.  As of November 30, 2008, total inventory was $601.5 million, representing a decrease of $374.3 million, or 38%, compared with the balance at the start of that fiscal year, reflecting our reductions in used vehicle inventories in response to falling customer demand and sales levels, as well as a decline in vehicle acquisition costs for several vehicle categories, including SUVs and trucks.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.94 billion as of November 30, 2009, and $3.89 billion as of November 30, 2008.  During the first nine months of fiscal 2010, we completed three term securitizations of auto loan receivables, funding a total of $2.1 billion of auto loan receivables.

As of November 30, 2009, the warehouse facility limit was $1.2 billion.  At that date, $416.0 million of auto loan receivables were funded in the warehouse facility and unused warehouse capacity totaled $784.0 million.  In August 2009, we renewed the warehouse facility, which has a 364-day term.  The size of the warehouse facility was reduced from the previous $1.4 billion.  Our current warehouse needs are lower than they were when economic conditions and our sales were stronger and when we were still growing our store base.  Over the long term, we anticipate that we will be able to enter into new, or renew or expand, existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $17.8 million in the first nine months of fiscal 2010, compared with $139.6 million in the first nine months of fiscal 2009.  The fiscal 2009 activity primarily represented store construction costs and the cost of land acquired for future year store openings.  The reduction in total spending in fiscal 2010 reflects our December 2008 decision to temporarily suspend store growth.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  As of November 30, 2009, we owned 41 superstores currently in operation, 3 superstores that we plan to open in the first half of fiscal 2011 and our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  During the first nine months of fiscal 2010, net cash used in financing activities totaled $164.0 million, including a reduction in total debt of $190.1 million.  During the first nine months of fiscal 2009, net cash used in financing activities totaled $41.8 million, including a reduction in total debt of $52.2 million.

As of November 30, 2009, we had total debt of $146.9 million, consisting of $118.7 million outstanding under our revolving credit facility and $28.2 million of capitalized leases.  We have a $700 million revolving credit facility, which expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2009, based on then-current inventory levels, we had additional borrowing capacity of $461.3 million under the credit facility.  The outstanding balance as of November 30, 2009, included $0.2 million classified as short-term debt and $118.5 million classified as current portion of long-term debt.  We classified $118.5 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

We had cash and cash equivalents of $15.2 million as of November 30, 2009, compared with $138.1 million as of November 30, 2008.  Starting in the second half of fiscal 2009, we believed it was prudent to maintain a cash balance in excess of our operating requirements.  Given the recent stabilization in the financial sector, we elected to return to more normalized cash levels during the third quarter of fiscal 2010.

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

The retained interest in securitized receivables was valued at $521.3 million as of November 30, 2009, and $348.3 million as of February 28, 2009.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $279.9 million and $260.9 million as of November 30, 2009, and February 28, 2009, respectively.  In addition, the retained interest included retained subordinated bonds totaling $241.4 million as of November 30, 2009, and $87.4 million as of February 28, 2009.

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

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, the retained interest is classified as a Level 3 asset, and as of November 30, 2009, represented 94.3% of the total assets measured at fair value, as disclosed in Note 6.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general U.S. or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including the availability and cost of financing auto loan receivables.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used or new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	The loss of key employees from our store, regional and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more domestic-based automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	Our inability to acquire or lease suitable real estate at favorable terms.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 41 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2009, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission.  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Auto Loan Receivables. As of November 30, 2009, and February 28, 2009, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

COMPOSITION OF AUTO LOAN RECEIVABLES

	As of	As of
(In millions)	November 30, 2009	February 28, 2009
Principal amount of:
Fixed-rate securitizations	$3,312.6	$2,246.7
Floating-rate securitizations synthetically altered to fixed (1)	631.8	1,584.6
Floating-rate securitizations	0.2	0.6
Loans held for investment (2)	134.0	145.1
Loans held for sale (3)	18.8	9.7
Total	$4,097.4	$3,986.7

(1)
Includes variable rate securities totaling $216.0 million as of November 30, 2009, and $370.2 million as of February 28, 2009, issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.

(2)	The majority is held by a bankruptcy-remote special purpose entity.
(3)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure.  We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our diluted net earnings per share by less than $0.01 for the three months and nine months ended November 30, 2009.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.  There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs have appealed the court's ruling regarding the sales consultant overtime claim.  In addition to the plaintiffs' appeal of the overtime claim, the claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving related legal issues.  The lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

January 8, 2010

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