Form 10-K
period 2010-02-28
CARMAX INC
filed 2010-04-27
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period       to

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

Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2009, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $3.8 billion.

On March 31, 2010, there were 223,126,563 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2010 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.

FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2010

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	Our projected future sales growth, comparable store unit sales growth, margins, earnings and earnings per share.
•	Our expectations of factors that could affect CarMax Auto Finance income.
•	Our expected future expenditures, cash needs and financing sources.
•	The projected number, timing and cost of new store openings.
•	Our sales and marketing plans.
•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.
•	Our assessment of competitors and potential competitors.
•	Our assessment of the effect of recent legislation and accounting pronouncements.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to update any forward-looking statements made in this report.

Item 1. Business.

BUSINESS OVERVIEW
CarMax Background.  CarMax, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.

Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax superstore in Richmond, Virginia.  In 1997, Circuit City completed the initial public offering of a tracking stock, Circuit City Stores, Inc.–CarMax Group common stock, which was intended to track separately the performance of the CarMax operations.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.

CarMax Business.  We are the nation’s largest retailer of used cars, based on the 357,129 used vehicles we retailed during the fiscal year ended February 28, 2010.  As of the end of fiscal 2010, we operated 100 used car superstores in 46 metropolitan markets.  In addition, we sold 197,382 wholesale vehicles in fiscal 2010 through on-site auctions.

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility.  The CarMax consumer offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big-box” retailers, and it is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.

We purchase, recondition and sell used vehicles.  All of the used vehicles we retail are thoroughly reconditioned to meet our high standards, and each vehicle must pass a comprehensive inspection before being offered for sale.  In fiscal 2010, approximately 90% of the used vehicles we retailed were 1 to 6 years old with fewer than 60,000 miles.  We also offer a selection of used vehicles at each superstore that are more than 6 years old or have more than 60,000 miles, if they meet similar quality standards.

We also sell new vehicles at five locations under franchise agreements with four new car manufacturers (Chrysler, General Motors, Nissan and Toyota).  In fiscal 2010, new vehicles comprised 2% of our total retail vehicle unit sales.

We provide customers with a full range of related products and services, including the financing of vehicle purchases through CarMax Auto Finance (“CAF”), our own finance operation, and third-party financing providers; the sale of extended service plans, guaranteed asset protection and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.

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

Our proprietary inventory management and pricing system tracks each vehicle throughout the sales process.  Using the information provided by this system and applying statistical modeling techniques, we are able to optimize our inventory mix, anticipate future inventory needs at each store, evaluate sales consultant and buyer performance and refine our vehicle pricing strategy.  Because of the pricing discipline afforded by the inventory management and pricing system, generally more than 99% of the entire used car inventory offered at retail is sold at retail.

Industry and Competition.  The U.S. used car marketplace is highly fragmented and competitive.  According to industry sources, as of December 31, 2009, there were approximately 18,600 franchised automotive dealerships, who sell both new and used vehicles.  In addition, used vehicles were sold by approximately 36,500 independent used vehicle dealers, as well as millions of private individuals.  Our primary competitors are the franchised auto dealers, who sell the majority of late-model used vehicles.  Independent used car dealers predominantly sell older, higher mileage cars than we do.  The number of franchised and independent auto dealers has gradually declined over the last decade.  The rate of dealership closures accelerated in 2008 and 2009 due to the recessionary environment, the sharp decline in industry sales, the challenging credit conditions and the bankruptcies of General Motors and Chrysler.  Despite the recent acceleration in dealership closures, the automotive retail environment remains highly fragmented.

Based on industry data, there were approximately 35 million used cars sold in the U.S. in calendar year 2009, of which approximately 15 million were estimated to be late-model, 1 to 6 year old vehicles.  While we are the largest retailer of used vehicles in the U.S., selling more than two times as many used vehicles as the next largest retailer in calendar 2009, we still represented only approximately 2% of the total late-model used units sold.  Over the last several years, competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  In both the used and new vehicle markets, we seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive advantages in used vehicle retailing are our ability to provide a high degree of customer satisfaction with the car-buying experience; our competitively low prices; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; and the locations of our retail stores.  Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore.  Transfer fees may apply, depending on the distance the vehicle needs to travel.  In fiscal 2010, more than 25% of our vehicles sold were transferred at customer request.  Our Certified Quality Inspection assures that every vehicle we offer for sale meets our stringent standards.  We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty.  Other competitive advantages include our ability to offer or arrange customer financing with competitive terms and the comprehensiveness and cost of the extended service plans we offer.  We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

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

In our wholesale auctions, we compete with other automotive auction houses.  We believe our principal competitive advantages include our high vehicle sales rate, our conditional announcement and arbitration policies, our broad geographic distribution and our dealer-friendly practices.  Because we own the cars that we auction, we generally sell between 97% and 100% of the vehicles offered, which is substantially higher than the sales rate at most other auto auctions.  Our policy of making conditional announcements, noting mechanical and other issues found during our appraisal process, is also not a typical practice used at other auctions of older, higher mileage vehicles.  Together, these factors make our auctions attractive to dealers, resulting in a high dealer-to-car attendance ratio.

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

We continue to adjust our marketing programs in response to the evolving media landscape.  We have customized our marketing program based on awareness levels in each market.  We are building awareness and driving traffic to our stores and carmax.com by listing every retail vehicle on AutoTrader.com, cars.com and usedcars.com.  We believe using these online classified services allows our vehicles to appear on sites that are visited by a majority of buyers of late-model used vehicles who use the Internet in their shopping process.  Our advertising on the Internet also includes advertisements on search engines, such as Google and Yahoo!

Our website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online.  The website offers complete inventory and pricing search capabilities.  Information on each of the thousands of cars available in our nationwide inventory is updated daily.  Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles.  The site also includes features such as detailed vehicle reviews, payment calculators and email alerts when new inventory arrives.  Virtually any used vehicle in our nationwide inventory can be transferred at customer request to their local superstore.  Customers can contact sales consultants online via carmax.com, by telephone or by fax.  Customers can work with these sales consultants from the comfort of home, including applying for financing, and they need to visit the store only to sign the paperwork and pay for and pick up their vehicle.  Our survey data indicates that during fiscal 2010, approximately 75% of customers who purchased a vehicle from us had visited our website first.

Suppliers for Used Vehicles.  We acquire used vehicle inventory directly from consumers through our in-store appraisal process and through other sources, including local, regional and online auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The supply of used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used-car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry statistics, there are approximately 250 million light vehicles in operation in the U.S.  In recent years, generally between 10 million and 17 million new vehicles and between 35 million and 45 million used vehicles have been retailed annually and between 9 million and 10 million vehicles have been sold at wholesale auction each year.

Our used vehicle inventory acquired directly from consumers through our appraisal process, within our stores and car-buying centers, helps provide an inventory of makes and models that reflects the consumer preferences of each market.  We have replaced the traditional “trade-in” transaction with a process in which a CarMax-trained buyer appraises a customer’s vehicle and provides the owner with a written, guaranteed offer that is good for seven days.  An appraisal is available to every customer free of charge, whether or not the customer purchases a vehicle from us.  Based on their age, mileage or condition, fewer than half of the vehicles acquired through this in-store appraisal process meet our high-quality retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

Suppliers for New Vehicles.  Our new car operations are governed by the terms of the sales, service and dealer agreements.  Among other things, these agreements generally impose operating requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies.  A manufacturer may terminate a dealer agreement under certain circumstances.  In addition to selling new vehicles using our low, no-haggle price strategy, the franchise and dealer agreements generally allow us to perform warranty work on these vehicles and sell related parts and services within a specified market area.  Designation of specified market areas generally does not guarantee exclusivity within a specified territory.

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

Products and Services
Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our used car selection covers popular brands from manufacturers such as Chrysler, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Mitsubishi, Nissan, Subaru, Toyota and Volkswagen and luxury brands such as Acura, BMW, Infiniti, Lexus and Mercedes.  Our primary focus is vehicles that are 1 to 6 years old, have fewer than 60,000 miles and generally range in price from $11,000 to $30,000.  For the more cost-conscious consumer, we also offer used cars that are more than 6 years old or have 60,000 miles or more and that generally range in price from $8,000 to $21,000.

We have implemented an everyday low-price strategy under which we set no-haggle prices on both our used and new vehicles.  We believe that our pricing is competitive with the best-negotiated prices in the market.  Prices on all vehicles are clearly displayed on each vehicle’s information sticker; on carmax.com, AutoTrader.com, cars.com and usedcars.com; and, where applicable, in our newspaper advertising.  We extend our no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates, accessories, extended service plan pricing and vehicle documentation fees.

Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process.  This process includes a comprehensive Certified Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle.  Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards.  Our service technicians complete vehicle inspections. We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services.  Some superstores depend upon nearby, typically larger, superstores for reconditioning, which increases efficiency and reduces overhead.

All CarMax used car superstores provide vehicle repair service including repairs of vehicles covered by our extended service plans.  We also provide factory-authorized service at all new car franchises.  We have developed systems and procedures that are intended to ensure that our retail repair service is conducted in the same customer-friendly and efficient manner as our other operations.

We believe that the efficiency of our reconditioning and service operations is enhanced by our modern facilities, our information systems and our technician training and development process.  The training and development process and our compensation programs are designed to increase the productivity of technicians, identify opportunities for cost reduction and achieve high-quality repairs.  Our information systems provide the ability to track repair history and enable trend analysis, which serves as guidance for our continuous improvement efforts.

Wholesale Auctions.  Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions.  As of February 28, 2010, wholesale auctions were conducted at 50 of our 100 superstores and were generally held on a weekly or bi-weekly basis.  Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores and the market awareness of CarMax and our in-store appraisal offer in that market.  The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers.  To participate in a CarMax auction, dealers must register with our centralized auction support group, at which time we determine the purchase limit available to each dealer.  We make conditional announcements on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  The average auction sales rate was 97% in fiscal 2010.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.

Customer Credit.  We offer customers a wide range of financing alternatives, which we believe enhances the CarMax consumer offer.  Before the effect of 3-day payoffs and vehicle returns, CAF financed more than 35% of our retail vehicle unit sales in fiscal 2010.  Customer credit applications are initially reviewed by CAF and may also be reviewed by a third-party provider.  Customers who are not approved by either CAF or the initial third-party provider may be evaluated by other financial institutions.  Having a wide array of financing sources increases discrete approvals and expands the options for our customers.  To this end, we have tested, and will continue to test, other third-party providers.

Customers applying for financing provide credit information that is electronically submitted by sales consultants through our proprietary information system.  A majority of applicants receive a response within five minutes.  The vehicle financings are retail installment contracts secured by the vehicles financed.  For the majority of the contracts arranged by the third-party providers, we are paid a fixed, prenegotiated fee per vehicle financed.  We have no recourse liability on retail installment contracts arranged with third-party providers.  Customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges.

Extended Service Plans and Guaranteed Asset Protection.  At the time of the sale, we offer the customer an extended service plan.  We sell these plans on behalf of unrelated third parties that are the primary obligors.  Under the third-party service plan programs, we have no contractual liability to the customer.  The extended service plans have terms of coverage from 12 to 72 months, depending on the vehicle mileage, make and age.  We offer extended service plans at low, fixed prices, which are based primarily on the historical repair record of the vehicle make and model and the length of coverage selected.  All extended service plans that we sell (other than manufacturer programs) have been designed to our specifications and are administered by the third parties through private-label arrangements.  We receive a commission from the administrator at the time the extended service plan is sold.  In fiscal 2010, more than half of the customers purchasing a used vehicle from CarMax also purchased an extended service plan.

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

In fiscal 2010, we introduced a guaranteed asset protection product (“GAP”) that will pay the difference between the customer’s insurance settlement and the finance contract payoff amount on their vehicle in the case of a total loss or unrecovered theft. We sell this product on behalf of an unrelated third party that is the primary obligor and we have no contractual liability to the customer.  GAP has been designed to our specifications and is administered by the third party through private-label arrangements.  We receive a commission from the administrator at the time of sale.

Systems
Our stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions.  Using in-store information kiosks, customers can search our entire vehicle inventory through our website, carmax.com, and print a detailed listing for any vehicle, which includes the vehicle’s features and specifications and its location on the display lot.  Our inventory management system tracks every vehicle through its life from purchase through reconditioning and test-drives to ultimate sale.  Bar codes are placed on each vehicle and on each parking space on the display lot, and all vehicle bar codes are scanned daily as a loss prevention measure.  Test-drive information is captured on every vehicle using radio frequency identification devices, linking the specific vehicle and the sales consultant.  We also capture data on vehicles we wholesale, which helps us track market pricing.  A computerized finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction.  Behind the scenes, our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.  In addition, our store system provides a direct link to our proprietary credit processing information system to facilitate the credit review and approval process.

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

In addition to inventory management, our Electronic Repair Order system (“ERO”) is used to sequence reconditioning procedures.  ERO provides information that helps increase quality and reduce costs, which further enhances our customer service and profitability.

Through our centralized systems, we are able to quickly integrate new stores into our store network, allowing the new stores to rapidly achieve operating efficiency.  We continue to enhance and refine our information systems, which we believe to be a core competitive advantage.  The design of our information systems incorporates off-site backups, redundant processing and other measures to reduce the risk of significant data loss in the event of an emergency or disaster.

Associates
On February 28, 2010, we had a total of 13,439 full- and part-time associates, including 10,196 hourly and salaried associates and 3,243 sales associates, who worked on a commission basis.  We employ additional associates during peak selling seasons.  As of February 28, 2010, our location general managers averaged more than nine years of CarMax experience, in addition to prior retail management experience.  We open new stores with experienced management teams drawn from existing stores.

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

Training.  To further support our emphasis on attracting, developing and retaining qualified associates, we have made a commitment to providing exceptional training programs.  On average, each store associate completed at least 20 online or classroom courses, totaling more than 44 hours of training per associate in fiscal 2010.  Store associates receive structured, self-paced training that introduces them to company policies and their specific job responsibilities through KMX University – our proprietary intranet-based testing and tracking system.  KMX University is comprised of customized applications hosted within a learning management system that allow us to author, deliver and track training events and to measure associate competency after training.  Most new store associates are also assigned mentors who provide on-the-job guidance and support.

We also provide comprehensive, facilitator-led classroom training courses at the associate and manager levels.  All sales consultants go through a four-week on-boarding process in which they are partnered with a mentor, combining self-paced online training with shadowing and role-playing.  Our Professional Selling Skills training provides sales associates the opportunity to learn and practice customer-oriented selling techniques.  This online training program contains modules on a variety of skill sets, including building confidence, connecting with the customer, and listening and persuasion techniques.  We have also implemented a call recording and review program to provide constructive feedback to associates on how to improve their interactions with customers.  Buyers-in-training undergo a 6- to 18-month apprenticeship under the supervision of experienced buyers, and they generally will assist with the appraisal of more than 1,000 cars before making their first independent purchase.  Business office associates undergo a 3- to 6-month on-the-job certification process in order to be fully cross-trained in all functional areas of the business office.  All business office associates and managers also receive continuous training through facilitated competency-based training courses.  We utilize a mix of internal and external technical training programs in an effort to provide a stable future supply of qualified technicians.  Reconditioning and mechanical technicians attend in-house and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles we sell.  Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles.  New managers attend an intensive week-long workshop at the home office where they meet with senior leaders and learn fundamental CarMax management skills.

Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain various licenses and permits in order to conduct business, including dealer, service, sales and finance licenses issued by state and certain local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws, privacy laws and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance and collection laws, installment finance laws and usury laws.

Claims arising out of actual or alleged violations of law could be asserted against us by individuals or governmental authorities and could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.

Environmental Laws and Regulations. We are subject to a variety of federal, state and local laws and regulations that pertain to the environment.  Our business involves the use, handling and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints and other substances.  We are subject to compliance with regulations concerning the operation of underground and aboveground gasoline storage tanks, aboveground oil tanks and automotive paint booths.

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

Economic Conditions.  In the normal course of business, we are subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and loss rates, interest rates, gasoline prices, inflation, personal discretionary spending levels, unemployment levels and consumer sentiment about the economy in general.  Any significant changes in economic conditions could adversely affect consumer demand and/or increase costs.

Capital.  Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion and financing of auto loan receivables, could adversely affect growth and operating strategies.  Further, our current credit facility and certain securitization and sale-leaseback agreements contain covenants and/or performance triggers.  Any failure to comply with these covenants and/or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

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

Competition. Automotive retailing is a highly competitive business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.  Competitors sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  Further, new entrants to the market could result in increased acquisition costs for used vehicles and lower-than-expected vehicle sales and margins.  Competition could be affected by the increasing use of the Internet to market and potentially sell used vehicles and obtain vehicle financing.  The increasing use of the Internet in the automotive retailing business could reduce our sales and adversely affect our results of operations.  In addition, CAF is subject to competition from various financial institutions.

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

Inventory.  A reduction in the availability or access to sources of inventory could adversely affect our business.  A failure to adjust appraisal offers to stay in line with broader market trade-in offer trends, or a failure to recognize those trends, could negatively impact the ability to acquire inventory.  Should we develop excess inventory, the inability to liquidate the excess inventory at prices that allow us to meet margin targets or to recover our costs would adversely affect our results of operations.

Regulatory and Legislative Environment.  We are subject to a wide range of federal, state and local laws and regulations, such as licensing requirements and laws regarding advertising, vehicle sales, financing and employment practices.  Our facilities and business operations are also subject to laws and regulations relating to environmental protection and health and safety.  The violation of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against business operations.  As a result, we have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.  Further, over the past several years, private plaintiffs and federal, state and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, financing and insurance activities in the sale and leasing of motor vehicles.  If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.

During the past year, there were several proposed, comprehensive federal legislative and regulatory initiatives and reforms, and depending upon the scope of the final legislation, if any, we may experience an increase in expenses or a decrease in revenues.  Certain new laws, including legislation regarding health care, employee relations, and finance and tax reform, could adversely affect our business, results of operations and financial condition.

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

Additionally, the Financial Accounting Standards Board is currently considering various proposed rule changes including, but not limited to, potential changes in accounting for leases.  The SEC is currently considering adopting rules that would require U.S. issuers to prepare their financial statements contained in SEC filings in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board.  The implementation of these or other new accounting requirements or changes to U.S. generally accepted accounting principles could adversely affect our reported results of operations and financial condition.

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

Growth.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could adversely affect our business and results of operations.  The expansion of our store base places significant demands on our management team, our associates and our systems.  If we fail to effectively or efficiently manage our growth, it could adversely affect our business, sales and results of operations.

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

Automotive Manufacturers.  Adverse conditions affecting one or more automotive manufacturers could impact our results of operations.  Manufacturer recalls could also have an adverse effect on used vehicle sales or valuations.

Weather.  The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes or other natural disasters, could cause store closures, adversely affecting consumer traffic, and could adversely affect our results of operations.

Seasonal Fluctuations.  Our business is subject to seasonal fluctuations.  We generally realize a higher proportion of revenue and operating profit during the first and second fiscal quarters.  If conditions arise that impair vehicle sales during the first or second fiscal quarters, these conditions could have a disproportionately large adverse effect on our annual results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our used vehicle operations in two basic retail formats – production and non-production superstores.  Production superstores are those locations at which vehicle reconditioning is performed, while non-production superstores do not perform vehicle reconditioning.  In determining whether to construct a production or a non-production superstore on a given site, we take several factors into account, including the anticipated long-term reconditioning needs and the available acreage of this and other sites in that market.  As a result, some superstores that are constructed to accommodate reconditioning activities may initially be operated as non-production superstores until we expand our presence in that market.  As of February 28, 2010, we operated 59 production superstores and 41 non-production superstores.  At that date, we also operated one new car store, which was located adjacent to our used car superstore in Laurel, Maryland.  Our remaining five new car franchises are operated as part of our used car superstores.

Production superstores are generally 40,000 to 60,000 square feet on 10 to 25 acres, but a few range from approximately 70,000 to 95,000 square feet on 20 to 35 acres.  Non-production superstores are generally 10,000 to 25,000 square feet on 4 to 12 acres.

Used Car Superstores as of February 28, 2010
Total
Alabama	2
Arizona	3
California	13
Colorado	1
Connecticut	2
Florida	10
Georgia	5
Illinois	6
Indiana	2
Kansas	2
Kentucky	1
Maryland	4
Mississippi	1
Missouri	1
Nebraska	1
Nevada	2
New Mexico	1
North Carolina	8
Ohio	2
Oklahoma	2
South Carolina	3
Tennessee	4
Texas	12
Utah	1
Virginia	8
Wisconsin	3
Total	100

We have financed the majority of our stores through sale-leaseback transactions.  As of February 28, 2010, we leased 59 of our 100 used car superstores as well as our CAF office building in Atlanta, Georgia.  We owned the remaining 41 stores currently in operation and the 3 superstores that were constructed in fiscal 2009 and which we now plan to open in fiscal 2011.  We also owned our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion
Prior to fiscal 2010, we had opened used car superstores at an annual rate of approximately 15% of our used car superstore base for several consecutive years.  As a result of the weak economic and sales environment, in December 2008, we temporarily suspended store growth.  Based on the improvements in our sales and profitability in fiscal 2010, as well as the increasing stability in the credit markets, we plan to resume store growth in fiscal 2011.  We plan to take a measured approach by opening three superstores in fiscal 2011, between three and five superstores in fiscal 2012, and between five and ten superstores in fiscal 2013.  The three superstores that we plan to open in fiscal 2011 were constructed in fiscal 2009, but we chose not to open them until market conditions improved.

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

Item 4.  Reserved.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2010, there were 223,065,542 shares of CarMax common stock outstanding and there were approximately 7,500 shareholders of record.  As of that date, there were no preferred shares outstanding.

The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
High	$14.00	$17.60	$23.07	$24.75
Low	$8.40	$11.31	$16.64	$19.60

Fiscal 2009
High	$21.99	$19.95	$20.70	$10.38
Low	$17.30	$10.53	$5.76	$6.59

To date, we have not paid a cash dividend on CarMax common stock.  We believe it is prudent to retain our net earnings for use in operations and for geographic expansion, as well as to maintain maximum financial flexibility and liquidity for our business.  Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of fiscal 2010, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.  In addition, we did not repurchase any CarMax equity securities during this period.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2005, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2005	2006	2007	2008	2009	2010
CarMax	$100.00	$95.21	$159.70	$111.27	$57.15	$122.36
S&P 500 Index	$100.00	$108.40	$121.38	$117.01	$66.32	$101.88
S&P 500 Retailing Index	$100.00	$111.97	$124.14	$98.88	$66.82	$114.87

Item 6.  Selected Financial Data.

	FY10	FY09	FY08	FY07	FY06	FY05
Income statement information (In millions)
Used vehicle sales	$6,192.3	$5,690.7	$6,589.3	$5,872.8	$4,771.3	$3,997.2
New vehicle sales	186.5	261.9	370.6	445.1	502.8	492.1
Wholesale vehicle sales	844.9	779.8	985.0	918.4	778.3	589.7
Other sales and revenues	246.6	241.6	254.6	229.3	207.6	181.3
Net sales and operating revenues	7,470.2	6,974.0	8,199.6	7,465.7	6,260.0	5,260.3
Gross profit	1,098.9	968.2	1,072.4	971.1	790.7	650.2
CarMax Auto Finance income	175.2	15.3	85.9	132.6	104.3	82.7
SG&A	818.7	882.4	858.4	776.2	674.4	565.3
Earnings before income taxes	452.5	96.8	297.1	323.3	217.6	165.8
Income tax provision	170.8	37.6	115.0	124.8	83.4	64.5
Net earnings	281.7	59.2	182.0	198.6	134.2	101.3

Share and per share information (Shares in millions)
Weighted average shares outstanding:
Basic	219.5	217.5	216.0	212.5	209.3	208.1
Diluted	222.2	219.4	220.0	216.6	212.8	211.3
Net earnings per share:
Basic	$1.27	$0.27	$0.84	$0.93	$0.64	$0.49
Diluted	$1.26	$0.27	$0.82	$0.91	$0.63	$0.48

Balance sheet information (In millions)
Total current assets	$1,556.4	$1,287.8	$1,356.9	$1,150.5	$941.7	$853.0
Total assets	2,556.2	2,379.2	2,333.2	1,885.6	1,509.6	1,306.3
Total current liabilities	477.4	490.8	490.0	512.0	344.9	317.8
Short-term debt	0.9	0.9	21.0	3.3	0.5	65.2
Current portion of long-term debt	122.3	158.1	79.7	148.4	59.8	0.3
Long-term debt, excluding current portion	27.4	178.1	227.2	33.7	134.8	128.4
Total shareholders’ equity	1,933.6	1,593.1	1,488.9	1,247.4	980.1	814.2

Unit sales information
Used vehicle units sold	357,129	345,465	377,244	337,021	289,888	253,168
New vehicle units sold	7,851	11,084	15,485	18,563	20,901	20,636
Wholesale vehicle units sold	197,382	194,081	222,406	208,959	179,548	155,393

Percent changes in
Comparable store used vehicle unit sales	1	(16)	3	9	4	1
Total used vehicle unit sales	3	(8)	12	16	15	13
Total net sales and operating revenues	7	(15)	10	19	19	14
Net earnings	376	(67)	(8)	48	32	(8)
Diluted net earnings per share	367	(67)	(10)	46	31	(8)

Other year-end information
Used car superstores	100	100	89	77	67	58
Associates	13,439	13,035	15,637	13,736	11,712	10,815

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes presented in Item 8, Consolidated Financial Statements and Supplementary Data.  Note references are to the notes to consolidated financial statements included in Item 8.  All references to net earnings per share are to diluted net earnings per share.  Amounts and percentages in tables may not total due to rounding.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  All share and per share amounts for prior periods have been adjusted to reflect our 2-for-1 common stock split in March 2007.

As of March 1, 2009, we adopted new accounting rules related to the treatment of participating securities in the calculation of net earnings per share.  As a result, certain prior year amounts have been restated to reflect the adoption.  See Note 12 for additional information.

BUSINESS OVERVIEW

General
CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of February 28, 2010, we operated 100 used car superstores in 46 markets, comprised of 34 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2010, we sold 357,129 used cars, representing 98% of the total 364,980 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of February 28, 2010, we conducted auctions at 50 used car superstores.  During fiscal 2010, we sold 197,382 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of third-party financing providers.  As of February 28, 2010, these third parties included Bank of America Dealer Financial Services, Capital One Auto Finance, CitiFinancial Auto, Santander Consumer USA and Wachovia Dealer Services (which changed its name to Wells Fargo Dealer Services in March 2010).  The third-party provider who purchases subprime financings purchases these loans at a discount, and we collect fixed, prenegotiated fees from the majority of the other providers.   We periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

We sell ESPs on behalf of unrelated third parties who are the primary obligors.  As of February 28, 2010, the used vehicle third-party ESP providers were CNA National Warranty Corporation and The Warranty Group.  We have no contractual liability to the customer under these third-party service plans.  ESP revenue represents commissions from the unrelated third parties.

In fiscal 2010, we introduced a guaranteed asset protection product (“GAP”) that will pay the difference between the customer’s insurance settlement and the finance contract payoff amount on their vehicle in the case of a total loss or unrecovered theft.  We sell GAP on behalf of an unrelated third party who is the primary obligor.  As of February 28, 2010, the third-party GAP provider was Safe-Guard Products International, LLC.  We have no contractual liability to the customer for this product.  GAP revenue represents commissions from the unrelated third party.

Over the long term, we believe the primary drivers for earnings growth will be vehicle unit sales growth, both from new stores and from stores included in our comparable store base, as well as improvements in margins resulting from operational efficiencies.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

Prior to fiscal 2010, we opened used car superstores at an annual rate of approximately 15% of our used car superstore base for several consecutive years.  As a result of the weak economic and sales environment, in December 2008, we temporarily suspended store growth.  This suspension reduced our capital needs and growth-related costs.  Based on the improvements in our sales and profitability in fiscal 2010, as well as the increasing stability in the credit markets, we plan to resume store growth in fiscal 2011.  We plan to take a measured approach by opening three stores in fiscal 2011, between three and five stores in fiscal 2012, and between five and ten stores in fiscal 2013.  We are still at a relatively early stage in the national rollout of our retail concept, and as of February 28, 2010, we had used car superstores located in markets that comprised approximately 45% of the U.S. population.

In the near term, our principal challenges are related to the weak economic conditions and the resulting high unemployment rate and relatively low levels of consumer confidence, all of which have caused a dramatic decline in industry-wide auto sales when compared with pre-recessionary levels.  Longer term, we believe the principal challenges we face will include our ability to build our management bench strength to support our store growth and our ability to procure suitable real estate.  We staff each newly opened store with an experienced management team.  Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2010 Highlights
•
Net sales and operating revenues increased 7% to $7.47 billion from $6.97 billion in fiscal 2009, while net earnings increased to $281.7 million, or $1.26 per share, from $59.2 million, or $0.27 per share.

•
Total used vehicle revenues increased 9% to $6.19 billion versus $5.69 billion in fiscal 2009.  The average used vehicle selling price climbed 5%, primarily reflecting increases in our acquisition costs, which have been affected by a significant year-over-year increase in used vehicle wholesale values.  Total used vehicle unit sales rose 3%, reflecting the combination of a 1% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

•
Total wholesale vehicle revenues increased 8% to $844.9 million versus $779.8 million in fiscal 2009, reflecting the combination of a 6% rise in the average wholesale vehicle selling price and a 2% increase in wholesale unit sales.

•
Total gross profit increased 13% to $1.10 billion compared with $968.2 million in fiscal 2009, primarily because of a significant improvement in total gross profit per unit, which climbed $296 to $3,011 per unit from $2,715 per unit in fiscal 2009.  Several factors contributed to the strength of our gross profit per unit, including our ongoing initiative to reduce waste in the vehicle reconditioning process; the support provided by the appreciation in used vehicle wholesale values; and continued refinements in our proprietary inventory management systems and processes, which allowed us to increase inventory turns.

•
CAF income climbed to $175.2 million compared with $15.3 million in fiscal 2009.  In both periods, CAF results were affected by adjustments related to loans originated in previous fiscal years.  In fiscal 2010, the adjustments increased CAF income by $26.7 million, or $0.07 per share, while in fiscal 2009, the adjustments reduced CAF income by $81.8 million, or $0.23 per share.  The fiscal 2010 adjustments included $64.0 million of favorable mark-to-market adjustments primarily on retained subordinated bonds and $18.9 million of net favorable valuation adjustments primarily related to decreases in prepayment rate and discount rate assumptions, partially offset by $56.2 million of increased funding costs.  CAF’s gain on loans originated and sold increased to $83.0 million compared with $46.5 million in fiscal 2009.  The increase primarily reflected an increase in CAF’s gain percentage, which improved to 4.5% versus 2.4% in fiscal 2009.

•
Selling, general and administrative (“SG&A”) expenses were reduced 7% to $818.7 million from $882.4 million in fiscal 2009, despite the increase in unit sales.  The SG&A reduction reflected decreases in advertising expenses and growth-related costs, as well as benefits from a variety of waste-reduction initiatives.  In addition, fiscal 2010 SG&A expenses included the benefit of a favorable litigation settlement, which increased earnings by $0.02 per share, while fiscal 2009 SG&A expenses included various non-recurring items, which in the aggregate reduced earnings by $0.04 per share.  SG&A expenses as a percent of net sales and operating revenues (the “SG&A ratio”), fell to 11.0% from 12.7% in fiscal 2009 due to both the reduction in SG&A expenses and the leverage associated with the increases in unit sales and average selling prices.

•
Net cash provided by operating activities fell to $50.3 million compared with $264.6 million in fiscal 2009.  The reduction occurred despite the significant improvement in net income in fiscal 2010, and it reflected the use of cash for increases in the retained interest in securitized receivables and inventory in fiscal 2010, and the generation of cash from a significant reduction in inventory in fiscal 2009.  The fiscal 2010 increase in the retained interest in securitized receivables primarily reflected the effects of retaining subordinated bonds in the April 2009 term securitization and the $64.0 million of favorable mark-to-market adjustments.

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

Securitization Transactions
We maintain a revolving securitization program (“warehouse facility”) to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  The securitization transactions are accounted for as sales.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, various reserve accounts, required excess receivables and retained subordinated bonds.

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

As discussed in Note 17 and in the “Fiscal 2011 Expectations – CAF Income” section of this MD&A, we will adopt Accounting Standards Updates (“ASUs”) 2009-16 and 2009-17 (formerly Statement of Financial Accounting Standards Nos. 166 and 167, respectively) effective March 1, 2010.  Pursuant to these pronouncements, we will recognize existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which will result in recording the auto loan receivables and the related notes payable to the investors on our consolidated balance sheets.  We will also account for future transfers of receivables into our warehouse facility as secured borrowings.  As of March 1, 2010, we amended our warehouse facility agreement.  As a result, the receivables that were funded in the warehouse facility at that date will be consolidated, along with the related notes payable, at their fair value.  In future periods, CAF income included in the consolidated statements of earnings will no longer include a gain on the sale of loans originated and sold, but instead will reflect the net interest margin generated by the auto loan receivables less direct CAF expenses.

Revenue Recognition
We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  We recognize used vehicle revenue when a sales contract has been executed and the vehicle has been delivered, net of a reserve for returns under our 5-day, money-back guarantee.  A reserve for vehicle returns is recorded based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

We also sell ESPs and GAP on behalf of unrelated third parties to customers who purchase a vehicle.  Because we are not the primary obligor under these products, we recognize commission revenue at the time of sale, net of a reserve for returns.  The reserve for cancellations is recorded based on historical experience and trends, and results could be affected if future cancellations differ from historical averages.

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

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 28, 2010, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would increase in the period when the change in circumstances occurs.

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

RESULTS OF OPERATIONS

Net Sales and Operating Revenues

	Years Ended February 28 or 29
(In millions)	2010	%	2009	%	2008	%
Used vehicle sales	$6,192.3	82.9	$5,690.7	81.6	$6,589.3	80.4
New vehicle sales	186.5	2.5	261.9	3.8	370.6	4.5
Wholesale vehicle sales	844.9	11.3	779.8	11.2	985.0	12.0
Other sales and revenues:
Extended service plan revenues	144.5	1.9	125.2	1.8	132.4	1.6
Service department sales	101.1	1.4	101.2	1.5	96.0	1.2
Third-party finance fees, net	0.9	―	15.3	0.2	26.1	0.3
Total other sales and revenues	246.6	3.3	241.6	3.5	254.6	3.1
Total net sales and operating revenues	$7,470.2	100.0	$6,974.0	100.0	$8,199.6	100.0

Retail Vehicle Sales Changes

	Years Ended February 28 or 29
	2010	2009	2008
Vehicle units:
Used vehicles	3%	(8)%	12%
New vehicles	(29)%	(28)%	(17)%
Total	2%	(9)%	10%

Vehicle dollars:
Used vehicles	9%	(14)%	12%
New vehicles	(29)%	(29)%	(17)%
Total	7%	(14)%	10%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Retail Vehicle Sales Changes

	Years Ended February 28 or 29
	2010	2009	2008
Vehicle units:
Used vehicles	1%	(16)%	3%
New vehicles	(29)%	(25)%	(11)%
Total	0%	(17)%	2%

Vehicle dollars:
Used vehicles	6%	(21)%	3%
New vehicles	(29)%	(26)%	(11)%
Total	5%	(21)%	2%

Change in Used Car Superstore Base

	Years Ended February 28 or 29
	2010		2009	2008
Used car superstores, beginning of year	100		89	77
Superstore openings	―		11	12
Used car superstores, end of year	100		100	89
Openings as a percent of the beginning-of-year store base	―	%	12%	16%

Used Vehicle Sales
Fiscal 2010 Versus Fiscal 2009.  Our 9% increase in used vehicle revenues in fiscal 2010 resulted from a 5% increase in average retail selling price and a 3% increase in unit sales.  The increase in the average retail selling price primarily reflected increases in our vehicle acquisition costs resulting from appreciation in wholesale industry used vehicle values.  After falling sharply in fiscal 2009, wholesale vehicle values climbed during much of fiscal 2010, which we believe in part reflected tight supply conditions that occurred as vehicle trade-in activity slowed in tandem with the decline in new car industry sales.

The 3% unit sales growth reflected a 1% increase in comparable store used unit sales and sales from newer superstores not yet included in the comparable store base.  We experienced a significant improvement in sales execution in fiscal 2010; however, the resulting increase in sales conversion rate was almost fully offset by a decline in customer traffic.  The improvement in sales conversion occurred despite the tightening of lending standards by our third-party finance providers and CAF in fiscal 2010, which we estimate adversely affected our comparable store used unit sales growth by several percentage points.  Continuing weak economic conditions caused our customer traffic to remain below the prior year level, despite the fact that the government’s Consumer Assistance to Recycle and Save Act (“CARS” or “cash for clunkers”) new car incentive program generated a spike in traffic in late July and August 2009.  Similar to our experience with previous successful, broad-based new car incentive programs, we believe this program had a beneficial effect on our used car customer traffic and sales.

Our data indicated that we increased our share of the late-model used vehicle market by more than 10% in fiscal 2010, while the overall market contracted.  We believe our ability to grow market share year after year is a testament to the strength of our consumer offer and the preference for our brand.

Fiscal 2009 Versus Fiscal 2008.  Our 14% decrease in used vehicle revenues in fiscal 2009 resulted from the combination of an 8% decline in unit sales and a 6% decrease in average retail selling price.  The decline in unit sales reflected a 16% decrease in comparable store used units, partially offset by sales from newer superstores not yet in the comparable store base.  The decrease in the average retail selling price was primarily caused by a significant industry-wide drop in wholesale used car prices during the first three quarters of the year, which reduced our inventory acquisition costs.  Early in fiscal 2009, the steep increase in the cost of gasoline caused a temporary shift in consumer demand away from SUVs and trucks, toward more fuel-efficient vehicles.  However, in the latter half of fiscal 2009, the combination of the decline in gasoline prices and the lower, more affordable prices for these less fuel-efficient vehicles caused our sales mix to return to the prior year levels.

We began to see the initial effects of the slowdown in the automotive retail market in the latter part of fiscal 2008.  However, the weakness in the economy and the stresses on consumer spending accelerated in fiscal 2009, causing customer traffic to decline sharply starting in late May 2008.  These stresses included rising unemployment rates, decreases in home equity values and personal wealth, and record low levels of consumer confidence.  For the year, the decline in customer traffic was slightly greater than the decrease in comparable store unit sales.  Despite the more difficult environment, the solid execution by our store teams allowed us to modestly improve our conversion rate compared with fiscal 2008.  While both CAF and our third-party providers tightened lending criteria for some higher-risk customer segments, lack of credit availability was not a major contributor to the reduction in sales in fiscal 2009.  Our data indicated that we modestly gained market share in the late-model used vehicle market in fiscal 2009.

New Vehicle Sales
Fiscal 2010 Versus Fiscal 2009.  New vehicle revenues declined 29% in fiscal 2010.  The decrease was entirely the result of a corresponding decline in unit sales, which primarily reflected the extremely soft new car industry sales trends for the brands we represent.  A reduction in sales volumes at our Chevrolet franchise, which is one of many franchises being terminated by General Motors, also contributed to the decline in new vehicle unit sales.  For the fiscal year ended February 28, 2010, new car manufacturers reported a 15% decline in U.S. new car unit sales.

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

Fiscal 2010 Versus Fiscal 2009.  The 8% increase in wholesale vehicle revenues in fiscal 2010 resulted from a 6% increase in average wholesale vehicle selling price combined with a 2% increase in wholesale unit sales.  The increase in wholesale unit sales was mainly the result of a significant increase in our appraisal buy rate.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers had a favorable effect on the buy rate.  The benefit of the improvement in appraisal buy rate was largely offset, however, by a double-digit decline in appraisal traffic, particularly in the first half of the year.  Appraisal traffic was adversely affected by both the slowdown in our customer traffic and by the reduction in new car industry sales and the related used vehicle trade-in activity.

Fiscal 2009 Versus Fiscal 2008.  The 21% decrease in wholesale vehicle revenues in fiscal 2009 resulted from a 13% decrease in wholesale unit sales combined with a 10% decrease in average wholesale vehicle selling price.  The decline in unit sales primarily reflected a decrease in our appraisal traffic and, to a lesser extent, a decline in our appraisal buy rate.  Appraisal traffic was affected by the overall slowdown in customer traffic.  Industry wholesale prices for SUVs, trucks and other less fuel efficient vehicles fell sharply in the first two quarters of fiscal 2009, and prices for virtually all vehicle classes declined at an unprecedented rate during the third quarter, reflecting the weak demand environment.  We believe the significant drop in wholesale market values, which resulted in corresponding decreases in our appraisal offers, contributed to the reduction in our buy rate.

Other Sales and Revenues
Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and net third-party finance fees.  The fixed fees paid by third-party finance providers vary by provider, reflecting their differing levels of credit risk exposure.  The third-party provider who purchases subprime financings purchases these loans at a discount, which is reflected as an offset to finance fee revenues received from the other third-party providers.

Fiscal 2010 Versus Fiscal 2009.  Other sales and revenues increased 2% in fiscal 2010.  The increase was comprised of a 15% increase in ESP revenues, largely offset by a 94% decline in third-party finance fees.  ESP revenues benefited from the 3% increase in used unit sales and the successful introduction of GAP in fiscal 2010.  In addition, fiscal 2010 ESP revenues benefited from modifications in pricing made during the second half of fiscal 2009.  The decline in third-party finance fees primarily reflected a mix shift among providers, which increased the percentage of vehicle sales financed by the subprime provider.  The subprime provider financed approximately 6% of our retail unit sales in fiscal 2010 compared with approximately 3% in fiscal 2009.  In addition, during the third quarter of fiscal 2010, we curtailed our temporary strategy of routing a larger percentage of credit applications directly to the third-party finance providers.  We had originally implemented this practice in the third quarter of fiscal 2009 in order to slow the use of capacity in our warehouse facility during a period when the asset-backed securitization markets were severely disrupted.  The warehouse facility is used to provide initial funding for substantially all of the auto loan receivables originated by CAF.

Fiscal 2009 Versus Fiscal 2008.  Other sales and revenues decreased 5% in fiscal 2009.  ESP revenues declined 5%.  Compared with the 8% decrease in total used vehicle unit sales in fiscal 2009, ESP revenues benefited from a slow down in the rate of ESP cancellations, which we believe was the result of the decline in auto industry sales and trade-ins.  Third-party finance fees decreased 42% due to a combination of factors including the reduction in retail vehicle unit sales, a shift in mix among providers and a change in discount arrangements with certain of the providers during fiscal 2009.  Collectively, the third-party providers financed a larger percentage of our retail unit sales in the second half of fiscal 2009, as we chose to route more credit applications to these providers in order to slow the use of capacity in our warehouse facility.

Supplemental Sales Information

Unit Sales

	Years Ended February 28 or 29
	2010	2009	2008
Used vehicles	357,129	345,465	377,244
New vehicles	7,851	11,084	15,485
Wholesale vehicles	197,382	194,081	222,406

Average Selling Prices

	Years Ended February 28 or 29
	2010	2009	2008
Used vehicles	$17,152	$16,291	$17,298
New vehicles	$23,617	$23,490	$23,795
Wholesale vehicles	$4,155	$3,902	$4,319

Retail Vehicle Sales Mix

	Years Ended February 28 or 29
	2010	2009	2008
Vehicle units:
Used vehicles	98%	97%	96%
New vehicles	2	3	4
Total	100%	100%	100%

Vehicle dollars:
Used vehicles	97%	96%	95%
New vehicles	3	4	5
Total	100%	100%	100%

As of February 28, 2010, we had a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, will be terminated no later than October 2010.  By this date, we expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise.  We do not expect this franchise termination to have a material effect on sales or earnings.

Between fiscal 2007 and fiscal 2009, we opened five car-buying centers.  These are test sites at which we conduct appraisals and purchase, but do not sell, vehicles.  We will continue to evaluate the performance of these five centers before deciding whether to open additional ones in future years.  These test sites are part of our long-term program to increase both appraisal traffic and retail vehicle sourcing self-sufficiency (equal to the percentage of vehicles sold at retail that were purchased directly from consumers).

Gross Profit

	Years Ended February 28 or 29
(In millions)	2010	2009	2008
Used vehicle gross profit	$739.9	$644.4	$708.6
New vehicle gross profit	6.7	9.0	15.4
Wholesale vehicle gross profit	171.5	162.5	176.7
Other gross profit	180.8	152.2	171.8
Total	$1,098.9	$968.2	$1,072.4

Gross Profit per Unit

	Years Ended February 28 or 29
	2010			2009			2008
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,072	11.9		$1,865	11.3		$1,878	10.8
New vehicle gross profit	$858	3.6		$814	3.4		$994	4.2
Wholesale vehicle gross profit	$869	20.3		$837	20.8		$794	17.9
Other gross profit	$495	73.3		$427	63.0		$437	67.5
Total gross profit	$3,011	14.7		$2,715	13.9		$2,731	13.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

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

Fiscal 2010 Versus Fiscal 2009.  Our used vehicle gross profit increased by $95.4 million, or 15%, to $739.9 million from $644.4 million in fiscal 2009, reflecting the combination of an 11% improvement in used vehicle gross profit dollars per unit and the 3% increase in used unit sales.  Used vehicle gross profit per unit increased $207 to $2,072 per unit compared with $1,865 per unit in fiscal 2009.  The improvement in gross profit per unit resulted from a combination of factors, including our ongoing initiative to reduce waste in the vehicle reconditioning process.  We estimate that we achieved a sustainable reduction in average reconditioning costs of approximately $200 per vehicle by the end of fiscal 2010.  This reduction was primarily accomplished through our emphasis on the consistent application of our reconditioning standards across our entire store base.  The benefit of the year-over-year appreciation in used vehicle wholesale values also contributed to our used vehicle gross profit.  In addition, we believe continuing refinements to our proprietary inventory management systems and processes were contributing factors, as we were able to increase inventory turns in fiscal 2010, despite our aggressive reductions in inventory in the previous year.  The improvement also reflected the below-average profitability reported early in fiscal 2009 when the initial slowdown in customer traffic and a rapid decline in underlying values of SUVs and trucks put pressure on our used vehicle margins.

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

During fiscal 2009, we experienced a decline in both appraisal traffic and our buy rate, which required us to source a larger percentage of our used vehicles at auction.  Vehicles purchased at auction typically generate less gross profit per unit compared with vehicles purchased directly from consumers.  Additionally, wholesale industry prices for mid-sized and large SUVs and trucks declined sharply in the spring and early summer of 2008, and this rapid decline in valuation resulted in margin pressure on this segment of inventory in the first half of fiscal 2009.

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

New Vehicle Gross Profit
Fiscal 2010 Versus Fiscal 2009.  Our new vehicle gross profit decreased 25% to $6.7 million from $9.0 million in fiscal 2009.  The reduction primarily reflected the 29% decline in new vehicle unit sales, partially offset by a 5% increase in new vehicle gross profit dollars per unit, which improved to $858 per unit from $814 per unit in fiscal 2009.  The industry-wide reductions in new vehicle inventories and incentives related to the cash for clunkers program benefited the new vehicle gross profit dollars per unit in the second and third quarters of fiscal 2010.

Fiscal 2009 Versus Fiscal 2008. Our new vehicle gross profit decreased 42% to $9.0 million in fiscal 2009 from $15.4 million in fiscal 2008, reflecting the 28% reduction in total new unit sales and a $180 decline in gross profit per unit.  These reductions resulted from the sharp decline in new car industry sales and the resulting increase in competitiveness in the new car market.

Wholesale Vehicle Gross Profit
Our wholesale vehicle gross profit per unit has steadily increased over the last several years, in part, reflecting the benefits realized from improvements and refinements in our car-buying strategies, appraisal delivery processes and in-store auction processes.  We have made continuous improvements in these processes, which we believe has allowed us to become more efficient.  Our in-store auctions have benefited from initiatives to increase our dealer-to-car ratio, which we believe has allowed us to achieve higher prices.  In addition, the frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.

Fiscal 2010 Versus Fiscal 2009.  Our wholesale vehicle gross profit increased by $8.9 million, or 5%, to $171.5 million from $162.5 million in fiscal 2009, reflecting the combination of a 4% improvement in wholesale vehicle gross profit per unit and the 2% increase in wholesale unit sales.  Wholesale gross profit per unit increased $32 to $869 per unit compared with $837 per unit in fiscal 2009.  The improvement in the wholesale vehicle gross profit per unit primarily reflected the higher year-over-year wholesale pricing environment.  We also achieved a new record dealer-to-car ratio at our auctions in fiscal 2010, with the resulting price competition among bidders contributing to the strong wholesale gross profit per unit.

Fiscal 2009 Versus Fiscal 2008.  Our wholesale vehicle gross profit decreased by $14.2 million, or 8%, to $162.5 million from $176.7 million in fiscal 2008.  The reduction was driven by the 13% decline in wholesale vehicle unit sales, partially offset by an increase in wholesale gross profit per unit of $43, or 5%, to $837 per unit from $794 per unit in fiscal 2008.  We experienced an improvement in our dealer-to-car ratio at our auctions in fiscal 2009, with the resulting price competition among bidders contributing to the strong wholesale gross profit per unit.  Our wholesale vehicles are predominantly comprised of older, higher mileage vehicles, and we believe the demand for these types of vehicles remained strong from dealers who specialize in selling to credit-challenged customers.

Other Gross Profit
Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by the third-party providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition of other gross profit.

Fiscal 2010 Versus Fiscal 2009.  Other gross profit increased by $28.6 million, or 19%, to $180.8 million from $152.2 million in fiscal 2009.  Other gross profit per unit increased $68, or 16%, to $495 per unit from $427 per unit in fiscal 2009.  ESP gross profit increased $19.3 million, or 15%, benefiting from the introduction of GAP, the modifications in pricing made during the second half of fiscal 2009 and the 3% increase in used unit sales.  Service department gross profit grew $23.6 million, primarily because our retail vehicle sale growth outpaced fixed service overhead costs.  The increases in ESP and service department gross profit were partially offset by a $14.3 million reduction in net third-party finance fees, which were adversely affected by the mix shift among providers and the termination of our temporary practice of reducing CAF originations by routing more credit applications to our third-party providers.

Fiscal 2009 Versus Fiscal 2008. Other gross profit decreased by $19.6 million, or 11%, to $152.2 million from $171.8 million in fiscal 2008.  This decrease primarily reflected the reductions in used and new retail unit sales and the related impact on ESP revenues and third-party finance fees and a $10 decline in other gross profit per unit in fiscal 2009.  The decline in other gross profit per unit was primarily associated with the increase in mix of other revenues represented by service department sales.

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

During fiscal 2010, we experienced a period of strong appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity.  The appreciation also reflected a rebound in pricing compared with the severe depreciation experienced in the previous year.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.

During fiscal 2009, the weakness in the economy and the stresses on consumer spending contributed to the industry-wide slowdown in the sale of new and used vehicles and to the unprecedented decline in wholesale market prices for most vehicle classes during the first three quarters of the year.  These lower wholesale values reduced our vehicle acquisition costs and contributed to the decline in our used and wholesale vehicle average selling price.

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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2010	%	2009	%	2008	%
Gain on sales of loans originated and sold (1)(2)	$83.0	4.5	$46.5	2.4	$58.1	2.4
Other gains (losses) (1)	26.7		(81.8)		(9.6)
Total gain (loss)	109.7		(35.3)		48.5
Other CAF income: (3)
Servicing fee income	41.9	1.0	41.3	1.0	37.4	1.0
Interest income	68.5	1.7	48.3	1.2	33.3	0.9
Total other CAF income	110.4	2.7	89.6	2.2	70.7	2.0
Direct CAF expenses: (3)
CAF payroll and fringe benefit expense	20.2	0.5	19.2	0.5	15.9	0.4
Other direct CAF expenses	24.7	0.6	19.9	0.5	17.4	0.5
Total direct CAF expenses	44.9	1.1	39.1	1.0	33.3	0.9
CarMax Auto Finance income (4)	$175.2	2.3	$15.3	0.2	$85.9	1.0

Total loans originated and sold	$1,855.3		$1,930.2		$2,430.8
Average managed receivables	$4,080.0		$4,021.0		$3,608.4
Ending managed receivables	$4,112.7		$3,986.7		$3,838.5

Total net sales and operating revenues	$7,470.2		$6,974.0		$8,199.6

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the amounts reported for the corresponding full fiscal year.

Percent columns indicate:
(2) Percent of loans originated and sold (“gain percentage”).
(3) Percent of average managed receivables.
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

CAF provides financing for qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are sold in securitization transactions.  A gain, recorded at the time of securitization, results from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  Historically, the gain on loans originated and sold as a percent of loans originated and sold (the “gain percentage”) has generally been in the range of 3.5% to 4.5%.  However, the gain percentage was substantially below the low end of this range in fiscal 2009 and fiscal 2008, primarily as a result of the more challenging economic environment and the disruption in the global credit markets.  These factors caused us to increase the loss and discount rate assumptions that affect the gain recognized on the sale of loans, and they increased our funding costs.

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

Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  We retained these subordinated bonds because, at the applicable issue date, the economics of doing so were more favorable than selling them.  During fiscal 2010, we retained subordinated bonds in connection with the April 2009 securitization of $1.0 billion of auto loans.  These subordinated bonds were issued at a discount and had a fair value of $123.0 million as of February 28, 2010.  Retained subordinated bonds are included in retained interest in securitized receivables on our consolidated balance sheets, and their total fair value was $248.8 million as of February 28, 2010, $87.4 million as of February 28, 2009, and $43.1 million as of February 29, 2008.  Changes in the fair value of the retained subordinated bonds are reflected in CAF income.

Fiscal 2010 Versus Fiscal 2009.  CAF income increased to $175.2 million from $15.3 million in fiscal 2009.  In both periods, CAF results were affected by adjustments related to loans originated in previous fiscal years.  In fiscal 2010, the adjustments increased CAF income by $26.7 million, or $0.07 per share, while in fiscal 2009, the adjustments reduced CAF income by $81.8 million, or $0.23 per share.  The fiscal 2010 adjustments included:
•	$64.0 million of favorable mark-to-market adjustments primarily on retained subordinated bonds resulting from improvements in credit market conditions and an increase in demand for these securities.
•	$14.8 million of net favorable valuation adjustments primarily related to decreases in prepayment rate assumptions.
•	$4.1 million of favorable valuation adjustments related to reducing the discount rate assumption on select pools of loans.
•
Partly offset by a $56.2 million increase in funding costs largely related to the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the end of fiscal 2009.  The majority of this increase in funding costs was associated with the term securitization completed in April 2009.

Excluding the adjustments from both periods, CAF income increased to $148.6 million from $97.0 million in fiscal 2009.  CAF’s gain on loans originated and sold climbed to $83.0 million from $46.5 million in fiscal 2009.  The increase primarily reflected a significant improvement in the gain percentage, partially offset by a reduction in the volume of loans originated and sold.  The gain percentage increased to 4.5% in fiscal 2010 from 2.4% in fiscal 2009.  Several factors contributed to this improvement.  The spread between the rates charged customers and CAF’s funding costs increased, largely due to lower benchmark rates.  In addition, CAF’s tightening of lending standards had a favorable effect on the expected net loss and discount rate assumptions used to value the related gain income and on the required credit enhancements.   The volume of CAF loans originated and sold declined 4% to $1.86 billion from $1.93 billion in fiscal 2009, mainly reflecting a decline in the percentage of sales financed by CAF.  Net of 3-day payoffs, the number of units financed by CAF as a percentage of total retail unit sales (the “penetration rate”) fell to slightly below 30% from 32% in fiscal 2009, primarily reflecting CAF’s tightening of lending standards.

The increases in servicing fee income and direct CAF expenses in fiscal 2010 were proportionate to the growth in average managed receivables.  The interest income component of other CAF income, which increased to 1.7% of average managed receivables from 1.2% in fiscal 2009, includes the interest earned on the retained subordinated bonds.  This growth in interest income primarily resulted from our increased holdings of retained subordinated bonds and higher yields on the subordinated bonds retained in connection with the April 2009 securitization.

Fiscal 2009 Versus Fiscal 2008.  CAF income declined to $15.3 million from $85.9 million in fiscal 2008.  In both periods, CAF income was reduced by adjustments related to loans originated in previous fiscal years.  In fiscal 2009, these adjustments totaled $81.8 million, or $0.23 per share, and they included:
•
$32.0 million of mark-to-market write-downs on the retained subordinated bonds.  The size of the write-downs reflected the illiquidity in the credit markets in fiscal 2009, particularly for subordinated bonds.

•
$31.8 million for increases in cumulative net loss rate assumptions.  The upper end of our cumulative net loss rate assumption range was 4.0% as of the end of fiscal 2009 versus 3.0% as of the end of fiscal 2008.

•
$18.0 million for increases in funding costs related to loans originated in prior fiscal years.  The majority of this increase related to loans that were securitized in the warehouse facility at the end of fiscal 2008 and which were subsequently resold in term securitizations during fiscal 2009.

•	$3.8 million for increasing the discount rate assumption to 19% from 17%.
•	Partly offset by $3.8 million of net favorable adjustments primarily related to reducing our prepayment rate assumptions.

In fiscal 2008, the adjustments related to loans originated and sold in previous fiscal years totaled $9.6 million, or $0.03 per share.  In fiscal 2009, CAF’s gain on sales of loans originated and sold declined to $46.5 million compared with $58.1 million in fiscal 2008.  This decrease was primarily the result of the reduction in CAF loan originations, which were adversely affected by the decreases in our used unit sales and average retail selling price.  In addition, it reflected a decrease in the percentage of sales financed by CAF resulting from our election to slow the use of capacity in our warehouse facility during the second half of fiscal 2009.  The gain percentage was 2.4% in both fiscal 2009 and fiscal 2008.  Compared with the prior year, the effects of using higher loss and discount rate assumptions and higher credit enhancement levels for fiscal 2009 originations were offset by the benefit of a significant drop in our funding cost benchmark rate.

The increases in servicing fee income and direct CAF expenses in fiscal 2009 were proportionate to the growth in average managed receivables.  The interest income component of other CAF income increased to 1.2% of average managed receivables from 0.9% in fiscal 2008, primarily due to the increase in the discount rate assumption used to value the retained interest.  The use of a higher discount rate reduces the gain recognized at the time the loans are sold, but increases the interest income recognized in subsequent periods.  Additionally, the growth in interest income reflected our increased holdings of retained subordinated bonds.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  This option was exercised two times in each of fiscal 2010, fiscal 2009 and fiscal 2008.  In each case, the remaining eligible receivables were subsequently resold into the warehouse facility.  These transactions did not have a material effect on CAF income in any of the three fiscal years.  In future periods, the effects of refinancing, repurchase or resale activity could be favorable or unfavorable, depending on the securitization structure and the market conditions at the transaction date.

Past Due Account Information

	As of February 28 or 29
(In millions)	2010	2009	2008
Loans securitized	$3,946.6	$3,831.9	$3,764.5
Loans held for sale or investment	166.1	154.8	74.0
Total managed receivables	$4,112.7	$3,986.7	$3,838.5
Accounts 31+ days past due	$133.2	$118.1	$86.1
Past due accounts as a percentage of total managed receivables	3.24%	2.96%	2.24%

Credit Loss Information

	Years Ended February 28 or 29
(In millions)	2010	2009	2008
Net credit losses on managed receivables	$70.1	$69.8	$38.3
Average managed receivables	$4,080.0	$4,021.0	$3,608.4
Net credit losses as a percentage of average managed receivables	1.72%	1.74%	1.06%
Average recovery rate	49.8%	44.0%	50.2%

We are at risk for the performance of the managed securitized receivables to the extent of our retained interest in the receivables.  If the managed receivables do not perform in accordance with the assumptions used in determining the fair value of the retained interest, earnings could be affected.  Our retained interest was $552.4 million as of February 28, 2010, compared with $348.3 million as of February 28, 2009.

During fiscal 2010 and fiscal 2009, CAF’s net loss and delinquency performance was weaker than historical averages.  We believe this was primarily the result of the weak economic environment, which has adversely affected unemployment and industry trends for losses and delinquencies.  In response, we tightened CAF’s lending criteria in February and June 2009.  In November 2009, one of our third-party finance providers began purchasing a large portion of the loans that CAF would have originated prior to the tightening of lending standards, offsetting the majority of the adverse sales effect of the tightening.

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

Fiscal 2010 Versus Fiscal 2009.  SG&A expenses were reduced 7% to $818.7 million from $882.4 million in fiscal 2009, despite the increase in unit sales in fiscal 2010.  Given the weak environment experienced in the last two years, we felt it was prudent to take a particularly cautious approach to SG&A spending during fiscal 2010.  Accordingly, we made significant curtailments in advertising, implemented a wage freeze for all salaried and hourly associates and a hiring freeze at our home office, reduced our management bench strength and deferred developmental and discretionary project spending.  The SG&A expense reduction also reflected decreases in growth-related costs, including pre-opening and relocation costs, resulting from the suspension of store growth, as well as benefits from a variety of waste-reduction initiatives.  The SG&A ratio fell to 11.0% from 12.7% in fiscal 2009 primarily due to the reduction in SG&A expenses and the leverage associated with the increases in average selling prices and unit sales.

The fiscal 2010 SG&A expenses included the benefit of a favorable litigation settlement, which increased net earnings by $0.02 per share, while the fiscal 2009 SG&A expenses included various non-recurring items, which in the aggregate reduced net earnings by a total of $0.04 per share.

Fiscal 2009 Versus Fiscal 2008. SG&A expenses increased 3% to $882.4 million from $858.4 million in fiscal 2008, although we increased our store base by 12% in fiscal 2009.  In response to the decline in sales, we focused on reducing store and corporate overhead costs, including payroll and advertising.  Our total number of associates declined to 13,035 as of the end of fiscal 2009 from a peak of approximately 16,400 in May 2008.  The fiscal 2009 SG&A expenses also reflected reductions in growth-related costs resulting from the suspension of store growth.  The SG&A ratio increased to 12.7% from 10.5% in fiscal 2009 primarily due to the significant declines in comparable store used unit sales and average selling price.

The fiscal 2009 SG&A expenses included a number of non-recurring items, which in the aggregate reduced net earnings by $0.04 per share.  These non-recurring items included severance costs associated with a reduction in our service operations workforce in October 2008, costs for the termination of store site acquisitions resulting from our decision to temporarily suspend store growth, and litigation costs, partially offset by a benefit related to our decision to freeze our pension plan benefits as of December 31, 2008.

Income Taxes
The effective income tax rate was 37.8% in fiscal 2010, 38.8% in fiscal 2009 and 38.7% in fiscal 2008.  The fiscal 2010 effective tax rate was slightly reduced by the favorable settlement of prior year tax audits.

OPERATIONS OUTLOOK

Based upon improvements in our sales and profitability in fiscal 2010 and the increasing stability in the credit markets, we have decided to resume store growth in fiscal 2011.  We plan to take a measured approach by opening three superstores in fiscal 2011, between three and five superstores in fiscal 2012, and between five and ten superstores in fiscal 2013.  This approach allows us to maintain momentum on recent initiatives to reduce waste and increase efficiency while still offering superior quality to customers.  It also allows us to rebuild our store management bench strength and to restart our real estate acquisition activity.

The three superstores we plan to open in fiscal 2011 were constructed in fiscal 2009, but we chose not to open them until market conditions improved.

Fiscal 2011 Planned Superstore Openings

	Television	Market	Planned	Production	Non-Production
Location	Market	Status	Opening Date	Superstores	Superstores
Augusta, Georgia	Augusta	New market	May 2010	―	1
Dayton, Ohio	Dayton	New market	June 2010	―	1
Cincinnati, Ohio	Cincinnati	New market	June 2010	1	―
Total openings				1	2

We currently estimate capital expenditures will total approximately $90 million in fiscal 2011.  Compared with the $22.4 million of capital spending in fiscal 2010, the increase in planned fiscal 2011 expenditures reflects real estate acquisitions and construction costs associated with the resumption of store growth, as well as information technology and reconditioning equipment upgrades.

By the end of fiscal 2010, we had achieved a sustainable reduction in average reconditioning costs of approximately $200 per vehicle.  These savings, together with additional reductions that we believe are achievable, will be available to continue to optimize future sales and profitability.

Although we intend to maintain momentum on our initiatives to reduce waste and increase efficiencies, to the extent the economy and our sales improve, we would expect SG&A spending to increase from the level in fiscal 2010, reflecting the resulting increases in store and overhead spending, including payroll, advertising and other costs.  We also expect the resumption of store growth will result in an increase in growth-related expenses, including preopening costs, advertising for new stores and rebuilding our store management bench strength.  In addition, assuming no economic deterioration, we plan to invest in some key initiatives to continue to enhance the CarMax model.  These include continued improvements to carmax.com and other information technology projects and additional training for associates.

Fiscal 2011 Expectations – CAF Income
As of March 1, 2010, we will adopt ASUs 2009-16 and 2009-17.  Pursuant to these pronouncements, we will recognize existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which will result in recording the auto loan receivables and the related notes payable to the investors on our consolidated balance sheets.  Term securitizations will be consolidated based on the unpaid principal balances, less an appropriate reserve for credit losses.  We will also account for future transfers of receivables into our warehouse facility as secured borrowings.

As of March 1, 2010, we amended our warehouse facility agreement.  As a result, existing transfers of auto loan receivables no longer qualify for sale treatment.  The receivables that were funded in the warehouse facility at that date will be consolidated, along with the related notes payable, at their fair value.

As of March 1, 2010, we expect the cumulative effect of these changes to result in a $3.7 billion increase in total assets (net of a reserve for credit losses of approximately $58 million) and a $3.8 billion increase in total liabilities.

The following unaudited pro forma consolidated balance sheet gives affect to the adoption of ASUs 2009-16 and 2009-17 and the amendment to our warehouse facility agreement.

					(Unaudited)
	Actual	Proforma Adjustments			Pro forma
	February 28,	Accounting	Amended		March 1,
(In thousands)	2010	Change	Agreement		2010
CURRENT ASSETS:
Cash and cash equivalents	$18,278	$ ―	$	―	$18,278
Restricted cash	―	162,608		―	162,608
Accounts receivable, net	99,434	(20,375)		―	79,059
Auto loan receivables held for sale	30,578	(30,578)		―	―
Retained interest in securitized receivables	552,377	(508,631)		―	43,746
Inventory	843,133	―		―	843,133
Deferred tax asset	5,595	―		―	5,595
Prepaid expenses and other current assets	7,017	―		―	7,017
TOTAL CURRENT ASSETS	1,556,412	(396,976)		―	1,159,436
Auto loan receivables, net(1)	―	3,712,595		331,000	4,043,595
Property and equipment, net	893,453	―		―	893,453
Deferred income taxes	57,234	54,850		―	112,084
Other assets	49,092	43,835		―	92,927
TOTAL ASSETS	$2,556,191	$3,414,304		$331,000	$6,301,495
CURRENT LIABILITIES:
Accounts payable	$253,267	$6,544	$	―	$259,811
Accrued expenses and other current liabilities	94,557	5,584		―	100,141
Accrued income taxes	6,327	―		―	6,327
Short-term debt	883	―		―	883
Current portion of long-term debt	122,317	―		―	122,317
Current portion of non-recourse notes payable(1)	―	134,798		―	134,798
TOTAL CURRENT LIABILITIES	477,351	146,926		―	624,277
Long-term debt, excluding current portion	27,371	―		―	27,371
Non-recourse notes payable(1)	―	3,360,612		331,000	3,691,612
Deferred revenue and other liabilities	117,887	―		―	117,887
TOTAL LIABILITIES	622,609	3,507,538		331,000	4,461,147
TOTAL SHAREHOLDERS’ EQUITY	1,933,582	(93,234)		―	1,840,348
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,556,191	$3,414,304		$331,000	$6,301,495

(1)
When presented in our consolidated financial statements beginning in the first quarter of fiscal 2011, the assets and liabilities of the securitization trusts will be separately presented on the face of the consolidated balance sheet, as required by ASU 2009-17, to reflect the fact that trust assets can be used only to settle trust obligations and that the trusts’ creditors (or beneficial interest holders) do not have recourse to the general credit of CarMax.

The pro forma consolidated balance sheet as of March 1, 2010, shown above, includes the following adjustments:

•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in existing term securitizations.
•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in the warehouse facility as of March 1, 2010.
•	Recognition of a reserve for credit losses on the consolidated auto loan receivables.
•	Consolidation of customer loan payments received but not yet distributed by the securitization trusts. These payments are included in restricted cash.
•	Reclassification of auto loan receivables held for sale to auto loans receivable.
•	Reclassification of certain balances previously included in retained interest in securitized receivables that relate to existing term securitizations.
•
Write-off of the remaining interest-only strip receivables related to term securitizations, previously recorded in retained interest in securitized receivables, and the related deferred tax liability. These write-offs are charged against retained earnings.

•	Recording of a net deferred tax asset, primarily related to the establishment of the reserve for credit losses.

In future periods, CAF income included in the consolidated statements of earnings will no longer include a gain on the sale of loans originated and sold, but instead will reflect the net interest margin generated by the auto loan receivables less direct CAF expenses.  The net interest margin will include the interest and certain other income associated with the auto loan receivables less a provision for estimated credit losses and the interest expense associated with the non-recourse debt issued to fund these receivables.

Including the effects of these changes, we currently estimate that CAF income will be in the range of $145 million to $185 million in fiscal 2011.  Many factors could affect the actual amount of CAF income recognized, including among others, changes in consumer rates and/or funding costs related to new loan originations, changes in loan loss experience, changes in the volume of CAF loan originations, changes in the value of derivative instruments and potential regulatory changes.

In future periods, because our securitization transactions will be accounted for as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than as cash flows from operating or investing activities.  Notwithstanding this accounting treatment, our securitizations are structured to legally isolate the receivables, and we would not expect to be able to access the assets of our securitization trusts, even in insolvency, receivership or conservatorship proceedings.  We would, however, continue to have the rights associated with our retained interests in these trusts.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements applicable to CarMax, see Note 17.

FINANCIAL CONDITION

Liquidity and Capital Resources
Operating Activities.  We generated net cash from operating activities of $50.3 million in fiscal 2010, $264.6 million in fiscal 2009 and $79.5 million in fiscal 2008.  Compared with the prior year, the $214.3 million decline in cash from operating activities in fiscal 2010 occurred despite the significant increase in net income.  It primarily reflected the use of cash for increases in the retained interest in securitized receivables and inventory in fiscal 2010, while the prior year benefited from the generation of cash from a significant reduction in inventory.

Select Operating Assets

	As of February 28 or 29
(In millions)	2010	2009	2008
Reserve accounts, required excess receivables and
interest-only strip receivables	$303.6	$260.9	$227.7
Retained subordinated bonds, at fair value	248.8	87.4	43.1
Retained interest in securitized receivables	$552.4	$348.3	$270.8
Inventory	$843.1	$703.2	$975.8

Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  During this period, market demand for asset-backed securities fell sharply, and we retained the subordinated bonds because the economics of doing so were more favorable than selling them.  We believe the government’s Term Asset-Backed Securities Loan Facility (“TALF”) program, launched in March 2009, contributed to the subsequent increase in demand for auto asset-backed securities, and we were able to sell all of the subordinated bonds in our term securitizations completed after April 2009.

The $204.1 million increase in the retained interest in securitized receivables during fiscal 2010 primarily reflected the effects of retaining subordinated bonds in the April 2009 term securitization and the $64.0 million of favorable mark-to-market adjustments primarily on retained subordinated bonds recognized during the year.  The $77.5 million increase in the retained interest during fiscal 2009 primarily reflected increases in the required excess receivables and the effects of retaining subordinated bonds in the May and July 2008 term securitizations, partially offset by a decrease in interest-only strip receivables and the $32.0 million of mark-to-market write-downs on retained subordinated bonds recognized during fiscal 2009.

The $140.0 million increase in inventory during fiscal 2010 reflected the increase in our vehicle acquisition costs caused by appreciation in wholesale vehicle values, combined with a 10% increase in used vehicle units in inventory.  The increase in units reflected the additional vehicles required to support recent sales trends.  The $272.6 million reduction in inventory during fiscal 2009 primarily resulted from a 23% reduction in used vehicle units in inventory, as well as a decline in vehicle acquisition costs for several vehicle categories, including SUVs and trucks.  The reduction in used vehicle inventory units occurred despite the 12% increase in our store base in fiscal 2009.  We dramatically reduced total used vehicle inventory units in response to falling customer demand and sales levels during fiscal 2009.

The aggregate principal amount of outstanding auto loan receivables funded through securitizations, which are discussed in Notes 3 and 4, totaled $3.95 billion as of February 28, 2010; $3.83 billion as of February 28, 2009; and $3.76 billion as of February 29, 2008.  During fiscal 2010, we completed four term securitizations, funding a total of $2.57 billion of auto loan receivables.  We retained subordinated bonds in conjunction with one of these term securitizations.  These bonds were issued at a discount and they had a fair value of $123.0 million as of February 28, 2010.  During fiscal 2009, we completed two term securitizations, funding a total of $1.28 billion of auto loan receivables.  We retained subordinated bonds in conjunction with both of these transactions.  These bonds had a fair value of $78.0 million as of February 28, 2010.

As of February 28, 2010, the warehouse facility limit was $1.2 billion.  At that date, $331.0 million of auto loan receivables were funded in the warehouse facility and unused warehouse capacity totaled $869.0 million.  In August 2009, we renewed the warehouse facility, which has a 364-day term.  The size of the warehouse facility was reduced from the previous $1.4 billion, as our then-current warehouse needs were lower than they were previously, when economic conditions and our sales were stronger.  Over the long term, we anticipate that we will be able to enter into new, or renew or expand existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be significantly higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  The securitization agreement related to the warehouse facility includes various financial covenants.  As of February 28, 2010, we were in compliance with the financial covenants.  Note 4 includes additional discussion of the warehouse facility.

Investing Activities.  Net cash used in investing activities was $21.3 million in fiscal 2010, $155.3 million in fiscal 2009 and $257.0 million in fiscal 2008.  Capital expenditures totaled $22.4 million in fiscal 2010, $185.7 million in fiscal 2009 and $253.1 million in fiscal 2008.  The declines in capital spending in fiscal 2010 and fiscal 2009 reflected our decision in December 2008 to temporarily suspend store growth.  In fiscal 2010, our capital spending primarily represented maintenance capital, which is fairly modest because of the relatively young average age of our store base.  During fiscal 2009, we opened 11 used car superstores and we completed construction of 3 additional stores that are now planned to be opened in fiscal 2011.  During fiscal 2008, we opened 12 used car superstores.  In addition to store construction costs, capital expenditures for fiscal 2009 and fiscal 2008 included the cost of land acquired for future year store openings.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  Net proceeds from the sales of assets totaled $0.7 million in fiscal 2010, $34.3 million in fiscal 2009 and $1.1 million in fiscal 2008.  During fiscal 2009, we completed sale-leaseback transactions for our two used car superstores in Austin, Texas, valued at $31.3 million.

As of February 28, 2010, we owned 41 used car superstores currently in operation, 3 superstores that were constructed in fiscal 2009 prior to our suspension of store growth and that we plan to open in the first half of fiscal 2011 and our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  During fiscal 2010, net cash used in financing activities totaled $151.3 million, including a reduction in total debt of $186.5 million.  During fiscal 2009 and fiscal 2008, net cash provided by financing activities totaled $18.4 million and $171.0 million, respectively, including increases in total debt of $7.8 million and $148.9 million, respectively.  The increase in total debt for fiscal 2009 was net of a $1.4 million non-cash increase in long-term debt related to capital leases. The increase in total debt for fiscal 2008 was net of a $6.6 million non-cash decrease in long-term debt related to capital leases.

Total Debt and Cash and Cash Equivalents

	As of February 28 or 29
(In millions)	2010	2009	2008
Revolving credit agreement	$122.5	$308.5	$300.2
Obligations under capital leases	28.1	28.6	27.6
Total debt	$150.6	$337.0	$327.8
Cash and cash equivalents	$18.3	$140.6	$13.0

Starting in the second half of fiscal 2009, we believed that it was prudent to maintain a cash balance in excess of our normal operating requirements due to the unprecedented conditions in the credit markets.  Given the subsequent stabilization in the financial sector, we elected to resume maintaining a more normalized cash level in the latter half of fiscal 2010.

In fiscal 2010, the reduction in total debt reflected the use of the excess cash to pay down debt, as well as our increase in net earnings and the reduction in capital spending resulting from our temporary suspension of store growth.  In fiscal 2009, total debt increased only modestly, as our significant reductions in inventory substantially offset the effects of the decline in net earnings and our increase in cash.  In fiscal 2008, we increased total debt primarily to fund increases in inventory and capital expenditures.

We have a $700 million revolving credit facility, which expires in December 2011.  The credit facility is secured by vehicle inventory and contains customary representations and warranties, conditions and covenants.  As of February 28, 2010, we were in compliance with the financial covenants.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of February 28, 2010, based on then-current inventory levels, we had additional borrowing capacity of $505.4 million under the credit facility.  The outstanding balance included $0.9 million classified as short-term debt and $121.6 million classified as current portion of long-term debt.  We classified $121.6 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Cash received on equity issuances, which primarily related to employee stock option exercises, was $31.3 million in fiscal 2010, $10.2 million in fiscal 2009 and $14.7 million in fiscal 2008.  The fiscal 2010 receipts included exercises prompted by the increase in our stock price during the fiscal year.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Fair Value Measurements.  As described in Note 6, we reported money market securities, retained interest in securitized receivables and financial derivatives at fair value.

The retained interest in securitized receivables was valued at $552.4 million as of February 28, 2010, and $348.3 million as of February 28, 2009.  Included in the retained interest were interest-only strip receivables, various reserve accounts and required excess receivables totaling $303.6 million and $260.9 million, respectively, as of these dates.  In addition, the retained interest included retained subordinated bonds with a total fair value of $248.8 million as of February 28, 2010, and $87.4 million as of February 28, 2009.

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

During fiscal 2010 and fiscal 2009, changes were made to certain key assumptions used in measuring the fair value of the retained interest.  See the CarMax Auto Finance Income section of MD&A for a discussion of the effects of these changes.

As the key assumptions used in measuring the fair value of the retained interest (including the retained subordinated bonds) are significant unobservable inputs, the retained interest is classified as a Level 3 asset.  As of February 28, 2010, the retained interest represented 94.4% of the total assets measured at fair value, as disclosed in Note 6.

Contractual Obligations

	As of February 28, 2010
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Revolving credit agreement (1)	$122.5	$ ―	$122.5	$ ―	$ ―	$	―
Capital leases (2)	55.4	3.6	7.2	7.5	37.1		―
Operating leases (2)	971.8	82.8	165.5	166.0	557.5		―
Purchase obligations (3)	26.8	5.7	11.6	9.5	―		―
Asset retirement obligations (4)	1.2	―	0.1	―	1.1		―
Defined benefit retirement plans (5)	38.8	0.4	―	―	―		38.4
Unrecognized tax benefits (6)	20.2	0.3	―	―	―		19.9
Total	$1,236.7	$92.8	$306.9	$183.0	$595.7		$58.3

(1)	Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table. See Note 10.
(2)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 14.
(3)	Includes certain enforceable and legally binding obligations related to third-party outsourcing services.
(4)	Represents the liability to retire signage, fixtures and other assets at certain leased locations.
(5)
Represents the recognized funded status of our retirement plan, of which $38.4 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2010.  See Note 9.

(6)
Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $19.9 million of these tax benefits could not be estimated as of February 28, 2010.  See Note 8.

Off-Balance Sheet Arrangements
CAF provides financing for a portion of our used and new car retail sales.  We use the warehouse facility to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided interest in the receivables to entities formed by third-party investors.

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

Additional information regarding the nature, business purposes and importance of our off-balance sheet arrangement to our liquidity and capital resources can be found in the CarMax Auto Finance Income, Operations Outlook, Financial Condition and Market Risk sections of MD&A, as well as in Notes 3 and 4.  As described in the Operations Outlook section, these off-balance sheet arrangements will be reflected on our consolidated balance sheets effective March 1, 2010.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables
As of February 28, 2010 and 2009, all loans in our portfolio of auto loan receivables were fixed-rate installment loans.  Financing for these auto loan receivables was achieved through asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  We manage the interest rate exposure relating to floating-rate securitizations through the use of interest rate swaps.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Receivables held for investment or sale are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments.  Notes 5 and 6 provide additional information on financial derivatives.

Composition of Auto loan receivables

	As of February 28
(In millions)	2010	2009
Principal amount of:
Fixed-rate securitizations	$3,432.9	$2,246.7
Floating-rate securitizations synthetically altered to fixed (1)	512.9	1,584.6
Floating-rate securitizations	0.8	0.6
Loans held for investment (2)	135.5	145.1
Loans held for sale (3)	30.6	9.7
Total	$4,112.7	$3,986.7

(1)
Includes variable-rate securities totaling $182.7 million as of February 28, 2010, and $370.2 million as of February 28, 2009, issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.

(2)	The majority is held by a bankruptcy-remote special purpose entity.
(3)	Held by a bankruptcy-remote special purpose entity.

Interest Rate Exposure
We also have interest rate risk from changing interest rates related to our outstanding debt.  Substantially all of our debt is floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2010 net earnings per share by $0.01.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2010.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

/s/ Thomas J. Folliard
THOMAS J. FOLLIARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

/s/ Keith D. Browning
KEITH D. BROWNING
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – valuation and qualifying accounts and reserves as of and for each of the fiscal years in the three-year period ended February 28, 2010. We also have audited the Company’s internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2010 and 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

As discussed in note 12 to the consolidated financial statements, the Company adopted the provisions of FASB Accounting Standards Codification Topic 260, Earnings Per Share, effective March 1, 2009.

/s/ KPMG LLP
Richmond, Virginia
April 26, 2010

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2010	%	(1)	2009	%	(1)	2008	%	(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,192,278	82.9		$5,690,658	81.6		$6,589,342	80.4
New vehicle sales	186,481	2.5		261,940	3.8		370,603	4.5
Wholesale vehicle sales	844,868	11.3		779,785	11.2		985,048	12.0
Other sales and revenues	246,566	3.3		241,583	3.5		254,578	3.1
NET SALES AND OPERATING REVENUES	7,470,193	100.0		6,973,966	100.0		8,199,571	100.0
Cost of sales	6,371,323	85.3		6,005,796	86.1		7,127,146	86.9
GROSS PROFIT	1,098,870	14.7		968,170	13.9		1,072,425	13.1
CARMAX AUTO FINANCE INCOME	175,217	2.3		15,286	0.2		85,865	1.0
Selling, general and administrative expenses	818,691	11.0		882,358	12.7		858,372	10.5
Gain on franchise disposition	―	―		―	―		740	―
Interest expense	3,460	―		6,086	0.1		4,955	0.1
Interest income	560	―		1,786	―		1,366	―
Earnings before income taxes	452,496	6.1		96,798	1.4		297,069	3.6
Income tax provision	170,828	2.3		37,585	0.5		115,044	1.4
NET EARNINGS	$281,668	3.8		$59,213	0.8		$182,025	2.2
Weighted average common shares:(2)
Basic	219,527			217,537			216,045
Diluted	222,234			219,357			219,963
NET EARNINGS PER SHARE:(2)
Basic	$1.27			$0.27			$0.84
Diluted	$1.26			$0.27			$0.82

(1)Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.
(2)Reflects the implementation of the accounting pronouncement related to participating securities. See Note 12 for additional information.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,278	$140,597
Accounts receivable, net	99,434	75,876
Auto loan receivables held for sale	30,578	9,748
Retained interest in securitized receivables	552,377	348,262
Inventory	843,133	703,157
Deferred tax asset	5,595	―
Prepaid expenses and other current assets	7,017	10,112
TOTAL CURRENT ASSETS	1,556,412	1,287,752
Property and equipment, net	893,453	938,259
Deferred income taxes	57,234	103,163
Other assets	49,092	50,013
TOTAL ASSETS	$2,556,191	$2,379,187
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$253,267	$237,312
Accrued expenses and other current liabilities	94,557	55,793
Accrued income taxes	6,327	26,551
Deferred income taxes	―	12,129
Short-term debt	883	878
Current portion of long-term debt	122,317	158,107
TOTAL CURRENT LIABILITIES	477,351	490,770
Long-term debt, excluding current portion	27,371	178,062
Deferred revenue and other liabilities	117,887	117,288
TOTAL LIABILITIES	622,609	786,120
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 223,065,542 and 220,392,014 shares issued and outstanding as of
February 28, 2010 and 2009, respectively	111,533	110,196
Capital in excess of par value	746,134	685,938
Accumulated other comprehensive loss	(19,546)	(16,860)
Retained earnings	1,095,461	813,793
TOTAL SHAREHOLDERS’ EQUITY	1,933,582	1,593,067
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,556,191	$2,379,187

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28 or 29
(In thousands)	2010		2009		2008
OPERATING ACTIVITIES:
Net earnings		$281,668		$59,213	$182,025
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		58,328		54,741	46,615
Share-based compensation expense		37,858		35,436	33,467
Loss on disposition of assets		372		10,728	1,404
Deferred income tax expense (benefit)		29,761		(41,502)	(24,405)
Impairment of long-lived assets		2,055		―	―
Net (increase) decrease in:
Accounts receivable, net		(23,558)		(2,648)	(1,815)
Auto loan receivables held for sale, net		(20,830)		(4,764)	1,178
Retained interest in securitized receivables		(204,115)		(77,501)	(68,459)
Inventory		(139,976)		272,620	(139,661)
Prepaid expenses and other current assets		3,095		9,090	(4,148)
Other assets		917		647	1,360
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes		33,818		(40,276)	14,561
Deferred revenue and other liabilities		(9,103)		(11,193)	37,398
NET CASH PROVIDED BY OPERATING ACTIVITIES		50,290		264,591	79,520
INVESTING ACTIVITIES:
Capital expenditures		(22,434)		(185,700)	(253,106)
Proceeds from sales of assets		662		34,341	1,089
Insurance proceeds related to damaged property		447		―	―
Purchases of money market securities, net		(2,196)		(3,987)	(19,565)
Sales of investments available-for-sale		2,200		―	21,665
Purchases of investments available-for-sale		―		―	(7,100)
NET CASH USED IN INVESTING ACTIVITIES		(21,321)		(155,346)	(257,017)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net		5		(20,139)	17,727
Issuances of long-term debt		606,500		789,800	972,300
Payments on long-term debt		(792,981)		(761,827)	(841,119)
Equity issuances, net		31,307		10,162	14,730
Excess tax benefits from share-based payment arrangements		3,881		391	7,369
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(151,288)		18,387	171,007
(Decrease) increase in cash and cash equivalents		(122,319)		127,632	(6,490)
Cash and cash equivalents at beginning of year		140,597		12,965	19,455
CASH AND CASH EQUIVALENTS AT END OF YEAR		$18,278		$140,597	$12,965
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest		$4,796		$10,171	$9,768
Income taxes		$163,324		$64,023	$124,868
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures		$(5,823)		$(12,861)	$9,909
Increase (decrease) in long-term debt obligations from capitalization of leases
capitalization of leases	$	―		$1,382	$(6,554)
Adjustment to initially apply FIN 48	$	―	$	―	$408

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 28, 2007	216,028	$108,014	$587,546	$572,147	$(20,332)	$1,247,375
Comprehensive income:
Net earnings	―	―	―	182,025	―	182,025
Retirement benefit plans,
net of taxes of $2,091	―	―	―	―	3,604	3,604
Total comprehensive income						185,629
Adjustment to initially apply FIN 48	―	―	―	408	―	408
Share-based compensation expense	―	―	33,146	―	―	33,146
Exercise of common stock options	1,774	887	13,854	―	―	14,741
Shares issued under stock
incentive plans	927	463	(148)	―	―	315
Shares cancelled upon reacquisition	(113)	(56)	45	―	―	(11)
Tax benefit from the exercise of
common stock options	―	―	7,323	―	―	7,323
BALANCE AS OF FEBRUARY 29, 2008	218,616	109,308	641,766	754,580	(16,728)	1,488,926
Comprehensive income:
Net earnings	―	―	―	59,213	―	59,213
Retirement benefit plans,
net of taxes of $176	―	―	―	―	(132)	(132)
Total comprehensive income						59,081
Share-based compensation expense	―	―	34,854	―	―	34,854
Exercise of common stock options	817	408	9,778	―	―	10,186
Shares issued under stock
incentive plans	1,119	560	40	―	―	600
Shares cancelled upon reacquisition	(160)	(80)	40	―	―	(40)
Tax effect from the exercise of
common stock options	―	―	(540)	―	―	(540)
BALANCE AS OF FEBRUARY 28, 2009	220,392	110,196	685,938	813,793	(16,860)	1,593,067
Comprehensive income:
Net earnings	―	―	―	281,668	―	281,668
Retirement benefit plans,
net of taxes of $1,556	―	―	―	―	(2,686)	(2,686)
Total comprehensive income						278,982
Share-based compensation expense	―	―	31,589	―	―	31,589
Exercise of common stock options	3,086	1,543	33,680	―	―	35,223
Shares issued under stock
incentive plans	45	23	542	―	―	565
Shares cancelled upon reacquisition	(457)	(229)	(3,687)	―	―	(3,916)
Tax effect from the exercise of
common stock options	―	―	(1,928)	―	―	(1,928)
BALANCE AS OF FEBRUARY 28, 2010	223,066	$111,533	$746,134	$1,095,461	$(19,546)	$1,933,582

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

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

(A) Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Amounts and percentages may not total due to rounding.

(B) Cash and Cash Equivalents
Cash equivalents of $0.5 million as of February 28, 2010, and $128.3 million as of February 28, 2009, consisted of highly liquid investments with original maturities of three months or less.

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

As described in Note 17, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASUs”) 2009-16 and 2009-17, effective March 1, 2010, we will recognize existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which will result in recording the auto loan receivables and the related notes payable to the investors on our consolidated balance sheets.  We will also account for future transfers of receivables into our warehouse facility as secured borrowings effective March 1, 2010.

(D) Fair Value of Financial Instruments
Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value of our cash and cash equivalents, receivables including auto loan receivables held for sale, restricted investments, accounts payable, short-term debt and long-term debt approximates fair value.  Our retained interest in securitized receivables and financial derivatives are recorded at fair value.  See Note 6 for additional discussion of fair value measurements.

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

Estimated Useful Lives
Life
Buildings	25 – 40 years
Capital leases	15 – 20 years
Leasehold improvements	8 – 15 years
Furniture, fixtures and equipment	3 – 15 years

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.  In fiscal 2010, we recognized an impairment of $2.1 million related to an asset within land held for sale.  No impairment of long-lived assets resulted from our impairment tests in fiscal 2009 or 2008.

(H) Other Assets
Computer Software Costs
We capitalize external direct costs of materials and services used in, and payroll and related costs for employees directly involved in the development of, internal-use software.  We amortize amounts capitalized on a straight-line basis over five years.

Goodwill and Intangible Assets
We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable.  See Note 15(A) for additional information.

Restricted Investments
Restricted investments primarily consist of money market and other debt securities associated with certain insurance programs.  Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value.  See Note 15(B) for additional information.

(I) Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in deferred revenue and other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined by independent actuaries using a number of assumptions provided by CarMax.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.

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

We sell extended service plans and guaranteed asset protection (“GAP”) on behalf of unrelated third parties.  The service plans have terms of coverage ranging from 12 to 72 months, while GAP covers the customer for the entire term of their finance contract.  Because we are not the primary obligor under these products, we recognize commission revenue at the time of sale, net of a reserve for estimated customer returns.  The reserve for returns is based on historical experience and trends.

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

(N) Advertising Expenses
Advertising costs are expensed as incurred.  Advertising expenses are included in SG&A expenses.  See Note 15(D) for additional information.

(O) Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(P) Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis (net of estimated forfeitures) over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Prior to fiscal 2009, we used the Black-Scholes valuation model for the directors’ plan.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair value of restricted stock is based on the weighted average market value on the date of the grant.  The fair value of stock-settled restricted stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the market price of CarMax common stock at the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in capital in excess of par value (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of earnings (if the deferred tax asset exceeds the tax deduction and no capital in excess of par value exists from previous awards).

(Q) Financial Derivatives
In connection with certain securitization activities, we enter into derivative agreements to manage our exposure to interest rates, to more closely match funding costs to the use of funding and to limit the risk for investors in our warehouse facility.  We recognize the derivatives at fair value as either current assets or current liabilities.  Where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement.  Changes in fair value of derivatives are included in earnings as a component of CAF income.

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

(S) Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings, less earnings allocated to participating securities, by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings, less earnings allocated to participating securities, by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.  See Note 12 for additional information.

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

(U) Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on net earnings.

3.	CARMAX AUTO FINANCE INCOME

	Years Ended February 28 or 29
(In millions)	2010	%	2009	%	2008	%
Gain on sales of loans originated and sold (1)(2)	$83.0	4.5	$46.5	2.4	$58.1	2.4
Other gains (losses) (1)	26.7		(81.8)		(9.6)
Total gain (loss)	109.7		(35.3)		48.5
Other CAF income: (3)
Servicing fee income	41.9	1.0	41.3	1.0	37.4	1.0
Interest income	68.5	1.7	48.3	1.2	33.3	0.9
Total other CAF income	110.4	2.7	89.6	2.2	70.7	2.0
Direct CAF expenses: (3)
CAF payroll and fringe benefit expense	20.2	0.5	19.2	0.5	15.9	0.4
Other direct CAF expenses	24.7	0.6	19.9	0.5	17.4	0.5
Total direct CAF expenses	44.9	1.1	39.1	1.0	33.3	0.9
CarMax Auto Finance income (4)	$175.2	2.3	$15.3	0.2	$85.9	1.0

Total loans originated and sold	$1,855.3		$1,930.2		$2,430.8
Average managed receivables	$4,080.0		$4,021.0		$3,608.4
Ending managed receivables	$4,112.7		$3,986.7		$3,838.5

Total net sales and operating revenues	$7,470.2		$6,974.0		$8,199.6

(1)
To the extent we recognize valuation or other adjustments related to loans originated and sold during previous quarters of the same fiscal year, the sum of amounts reported for the individual quarters may not equal the amounts reported for the corresponding full fiscal year.

Percent columns indicate:
(2) Percent of loans originated and sold (“gain percentage”).
(3) Percent of average managed receivables.
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

Ending Managed Receivables

	As of February 28 or 29
(In millions)	2010	2009	2008
Warehouse facility	$331.0	$1,215.0	$854.5
Term securitizations	3,615.6	2,616.9	2,910.0
Loans held for investment	135.5	145.1	69.0
Loans held for sale	30.6	9.7	5.0
Total ending managed receivables	$4,112.7	$3,986.7	$3,838.5

The special purpose entities and investors have no recourse to our assets.  Our risk under these arrangements is limited to the retained interest.  We have not provided financial or other support to the special purpose entities or investors that was not previously contractually required.   There are no additional arrangements, guarantees or other commitments that could require us to provide financial support or that would affect the fair value of our retained interest.  All transfers of receivables are accounted for as sales.  When the receivables are securitized, we recognize a gain or loss on the sale of the receivables as described in Note 3.  However, as described in Note 17, pursuant to ASUs 2009-16 and 2009-17, the transferred auto loan receivables, and the related non-recourse notes payable to the investors, will be accounted for as secured borrowings effective March 1, 2010, and will be reported on our consolidated balance sheets.

Retained Interest
We retain an interest in the auto loan receivables that we securitize.  The retained interest includes the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds, as described below.  As of February 28, 2010, on a combined basis, the reserve accounts and required excess receivables were 4.3% of managed receivables.  The interest-only strip receivables, reserve accounts and required excess receivables serve as a credit enhancement for the benefit of the investors in the securitized receivables.

The fair value of the retained interest was $552.4 million as of February 28, 2010, and $348.3 million as of February 28, 2009.  Additional information on fair value measurements is included in Note 6.  The receivables underlying the retained interest had a weighted average life of 1.5 years as of both February 28, 2010 and 2009.  The weighted average life in periods (for example, months or years) of prepayable assets is calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

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

Reserve Accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our term securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date.  An amount equal to a specified percentage of funded receivables is also required in our warehouse facility.  Any excess cash generated by the receivables must be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released through the special purpose entity to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released through the special purpose entity to us.  The amount on deposit in reserve accounts was $47.4 million as of February 28, 2010, and $41.4 million as of February 28, 2009.

Required Excess Receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released through the special purpose entity to us.  The unpaid principal balance related to the required excess receivables was $129.5 million as of February 28, 2010, and $139.1 million as of February 28, 2009.

Retained Subordinated Bonds. Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  We receive periodic interest payments on certain bonds.  The bonds are carried at fair value and changes in fair value are included in earnings as a component of CAF income.  We base our valuation on observable market prices of the same or similar instruments when available; however, observable market prices are not consistently available for these assets.  Our current valuations are primarily based on an average of three non-binding, current market spread quotes from third-party investment banks.  By applying these average spreads to current bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we have measured a current fair value.  The fair value of retained subordinated bonds was $248.8 million as of February 28, 2010, and $87.4 million as of February 28, 2009.

Key Assumptions Used in Measuring the Fair Value of the Retained Interest and Sensitivity Analysis
The following table shows the key economic assumptions used in measuring the fair value of the retained interest as of February 28, 2010, and a sensitivity analysis showing the hypothetical effect on the retained interest if there were unfavorable variations from the assumptions used.  These sensitivity analyses are hypothetical and should be used with caution.  In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor could result in changes in another, which might magnify or counteract the sensitivities.

Key Assumptions

		Impact on	Impact on
		Fair Value of	Fair Value of
	Assumptions	10% Adverse	20% Adverse
(In millions)	Used	Change	Change
Prepayment rate	1.20% - 1.40%	$9.7	$19.5
Cumulative net loss rate	2.00% - 4.00%	$8.9	$17.8
Annual discount rate	15.00% - 19.00%	$6.1	$12.0
Warehouse facility costs (1)	2.68%	$1.5	$3.0

(1)
Expressed as a spread above appropriate benchmark rates.  Applies only to retained interest in receivables securitized through the warehouse facility.  As of February 28, 2010, $331.0 million of auto loan receivables were funded in the warehouse facility.

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

Annual Discount Rate.  The annual discount rate is the interest rate used for computing the present value of future cash flows and is determined based on the perceived market risk of the underlying auto loan receivables, current market conditions and input from third-party investment banks.

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

Past Due Account Information

	As of February 28 or 29
(In millions)	2010	2009	2008
Accounts 31+ days past due	$133.2	$118.1	$86.1
Ending managed receivables	$4,112.7	$3,986.7	$3,838.5
Past due accounts as a percentage of ending managed
receivables	3.24%	2.96%	2.24%

Credit Loss Information

	Years Ended February 28 or 29
(In millions)	2010	2009	2008
Net credit losses on managed receivables	$70.1	$69.8	$38.3
Average managed receivables	$4,080.0	$4,021.0	$3,608.4
Net credit losses as a percentage of average managed
receivables	1.72%	1.74%	1.06%
Average recovery rate	49.8%	44.0%	50.2%

Selected Cash Flows from Securitized Receivables

	Years Ended February 28 or 29
(In millions)	2010	2009	2008
Proceeds from new securitizations	$1,647.0	$1,622.8	$2,040.2
Proceeds from collections	$779.2	$840.6	$1,095.0
Servicing fees received	$41.8	$41.3	$37.0
Other cash flows received from the retained interest:
Interest-only strip and excess receivables	$131.0	$96.7	$98.6
Reserve account releases	$16.6	$6.4	$9.4
Interest on retained subordinated bonds	$9.5	$7.5	$0.2

Proceeds from New Securitizations.  Proceeds from new securitizations include proceeds from receivables that are newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $76.0 million in fiscal 2010, $101.0 million in fiscal 2009 and $103.6 million in fiscal 2008.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

Proceeds from Collections.  Proceeds from collections represent principal amounts collected on receivables securitized through the warehouse facility that are used to fund new originations.

Servicing Fees Received.  Servicing fees received represent cash fees paid to us to service the securitized receivables.

Other Cash Flows Received from the Retained Interest.  Other cash flows received from the retained interest represents cash that we receive from the securitized receivables other than servicing fees.  It includes cash collected on interest-only strip and excess receivables, amounts released to us from reserve accounts and interest on retained subordinated bonds.

The information in the following table represents selected performance data for CAF’s securitized receivables.  It includes information for both receivables securitized through term securitizations and receivables securitized through the warehouse facility.

Selected Performance Information for Securitized Receivables

	Years Ended February 28 or 29
(In millions)	2010	% (1)	2009	% (1)	2008	% (1)
Finance and fee income	$433.2	10.7	$419.5	10.5	$369.0	10.3
Interest expense	(168.5)	(4.1)	(188.1)	(4.7)	(178.8)	(5.0)
Net charge-offs	(73.9)	(1.8)	(72.3)	(1.8)	(40.5)	(1.1)
Net interest margin	$190.8	4.7	$159.1	4.0	$149.7	4.2
Average securitized receivables (2)	$4,060.8		$4,002.4		$3,590.5

(1)	Percent of average securitized receivables.
(2)	Excludes auto loan receivables held for sale and auto loan receivables not eligible for securitization through the warehouse facility or term securitizations.

Finance and Fee Income.  Finance and fee income includes interest and fees charged to customers on the auto loan receivables, including late fees and insufficient funds fees.

Interest Expense.  Interest expense includes interest paid to securitization investors  and lending institutions and other expenses associated with securitization activities, net of interest income earned on restricted cash and reserve deposits.

Net Charge-Offs.  Net charge-offs includes the write-off of outstanding principal balances on uncollectible accounts, offset by subsequent recoveries of previously charged-off accounts.

Financial Covenants and Performance Triggers
The securitization agreement related to the warehouse facility includes various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pool of securitized receivables in the warehouse facility achieve specified thresholds related to portfolio yield, loss rate and delinquency rate.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facility.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse agent on a daily basis and deliver executed lockbox agreements to the warehouse facility agent.  As of February 28, 2010, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	FINANCIAL DERIVATIVES

We utilize derivatives relating to our auto loan receivable securitizations and our investment in certain retained subordinated bonds.  Interest rate swaps are used to better match funding costs to the interest on the fixed-rate receivables being securitized and the retained subordinated bonds, and to minimize the funding costs related to certain of our securitization trusts.  Swaps related to receivables funded in the warehouse facility are unwound when those receivables are refinanced in a term securitization.  During fiscal 2010, we entered into 80 interest rate swaps with initial notional amounts totaling $1.86 billion and terms ranging from 15 to 41 months.  The notional amount of outstanding swaps totaled $473.6 million as of February 28, 2010, and $1.36 billion as of February 28, 2009.  Interest rate caps are used to limit risk for investors in our warehouse facility.  During fiscal 2010, we entered into six interest rate caps, with terms ranging from 48 to 53 months.  As of February 28, 2010, we were party to six interest rate caps, three of which were assets and three were liabilities, and as a result the net effect on the consolidated balance sheet was not material.

Fair Value  of Derivative Instruments (1)

		As of February 28
(In thousands)	Consolidated Balance Sheets	2010		2009
Asset derivatives:
Interest rate swaps	Retained interest in securitized receivables	$	―	$33
Interest rate swaps	Prepaid expenses and other current assets		1,279	―
Interest rate swaps	Accounts payable		―	52
Interest rate caps	Prepaid expenses and other current assets		1,999	―
Liability derivatives:
Interest rate swaps	Accounts payable		(7,171)	(30,590)
Interest rate caps	Prepaid expenses and other current assets		(1,982)	―
Total			$(5,875)	$(30,505)

Changes in Fair Value of Derivative Instruments (1)

		Years Ended February 28 or 29
(In thousands)	Consolidated Statements of Earnings	2010	2009	2008
Loss on derivatives	CarMax Auto Finance income	$(8,547)	$(15,214)	$(14,107)

(1)	Additional information on fair value measurements is included in Note 6.

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

We assess the inputs used to measure fair value using the three-tier hierarchy.  The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2010
(In millions)	Level 1		Level 2		Level 3		Total
ASSETS
Money market securities		$31.2	$	―	$	―	$31.2
Retained interest in securitized receivables		―		―		552.4	552.4
Financial derivatives		―		1.3		―	1.3
Total assets at fair value		$31.2		$1.3		$552.4	$584.9

Percent of total assets at fair value		5.3%		0.3%		94.4%	100.0%
Percent of total assets		1.2%		0.1%		21.6%	22.9%

LIABILITIES
Financial derivatives	$	―		$7.2	$	―	$7.2
Total liabilities at fair value	$	―		$7.2	$	―	$7.2

Percent of total liabilities		― %		1.2%		― %	1.2%

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In millions)	Retained interest in securitized receivables
Balance as of March 1, 2009	$348.3
Total realized/unrealized gains (1)	80.1
Purchases, sales, issuances and settlements, net	124.0
Balance as of February 28, 2010	$552.4

Change in unrealized gains on assets still held (1)	$71.9

(1) Reported in CarMax Auto Finance income in the consolidated statements of earnings.

7.	PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2010	2009
Land	$211,132	$198,809
Land held for sale	11,945	1,432
Land held for development	38,464	38,200
Buildings	519,907	509,682
Capital leases	30,640	30,640
Leasehold improvements	85,955	83,823
Furniture, fixtures and equipment	236,194	230,552
Construction in progress	37,137	71,289
Total property and equipment	1,171,374	1,164,427
Less accumulated depreciation and amortization	277,921	226,168
Property and equipment, net	$893,453	$938,259

Land held for development represents land owned for potential expansion.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Accumulated amortization on capital lease assets was $9.6 million as of February 28, 2010, and $7.9 million as of February 28, 2009.

8.	INCOME TAXES

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2010	2009	2008
Current:
Federal	$123,215	$69,095	$121,274
State	17,852	9,992	18,175
Total	141,067	79,087	139,449
Deferred:
Federal	27,805	(37,835)	(21,222)
State	1,956	(3,667)	(3,183)
Total	29,761	(41,502)	(24,405)
Income tax provision	$170,828	$37,585	$115,044

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.0	2.7	3.1
Nondeductible and other items	(0.2)	0.3	0.1
Valuation allowance	―	0.8	0.5
Effective income tax rate	37.8%	38.8%	38.7%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2010	2009
Deferred tax assets:
Accrued expenses	$33,795	$27,914
Partnership basis	15,286	44,376
Inventory	1,960	2,108
Stock compensation	44,526	45,687
Capital loss carry forward	2,514	2,413
Total gross deferred tax assets	98,081	122,498
Less: valuation allowance	(2,514)	(2,413)
Net gross deferred tax assets	95,567	120,085

Deferred tax liabilities:
Securitized receivables	―	18,620
Prepaid expenses	8,832	8,168
Depreciation and amortization	21,763	2,263
Other	2,143	―
Total gross deferred tax liabilities	32,738	29,051
Net deferred tax asset	$62,829	$91,034

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2010, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

As of March 1, 2007, we adopted an accounting pronouncement related to FASB ASC Topic 740, “Income Taxes,” which established a consistent framework for determining the appropriate level of tax reserves to maintain for “uncertain tax positions” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)).  Topic 740 uses a two-step approach in which a tax benefit is recognized if a position is more likely than not to be sustained.  The amount of the benefit is then measured as the highest tax benefit that is greater than 50% likely to be realized upon settlement.  Topic 740 also established new disclosure requirements related to tax reserves.  In accordance with Topic 740, we recorded a decrease of $0.4 million in accrued tax reserves and a corresponding increase in retained earnings in fiscal 2008.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2010	2009	2008
Balance at beginning of year	$25,584	$32,669	$24,957
Increases for tax positions of prior years	4,756	10,757	12,485
Decreases for tax positions of prior years	(5,114)	(10,265)	(6,321)
Increases based on tax positions related to the current year	6,186	136	1,608
Settlements	(9,460)	(7,713)	(60)
Balance at end of year	$21,952	$25,584	$32,669

As of February 28, 2010, we had $22.0 million of gross unrecognized tax benefits, $1.7 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2009, we had $25.6 million of gross unrecognized tax benefits, $2.6 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2008, we had $32.7 million of gross unrecognized tax benefits, $2.8 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  In fiscal 2010, our accrual for interest decreased $2.1 million to $3.1 million as of February 28, 2010, from $5.2 million as of February 28, 2009.  In fiscal 2009, our accrual for interest decreased $0.4 million to $5.2 million as of February 28, 2009, from $5.6 million as of February 29, 2008.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2004.

9.	BENEFIT PLANS

(A) Retirement Benefit Plans
We have a noncontributory defined benefit pension plan (the “pension plan”) covering the majority of full-time associates.  We also have an unfunded nonqualified plan (the “restoration plan”) that restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

Effective December 31, 2008, we froze both the pension plan and the restoration plan.  No additional benefits have accrued under these plans since that date.  These changes resulted in the recognition of a non-cash net curtailment gain of $7.4 million in fiscal 2009.  In connection with benefits earned prior to the freeze, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans.

Benefit Plan Information

	Years Ended February 28
	Pension Plan				Restoration Plan		Total
(In thousands)	2010		2009		2010	2009	2010	2009
Change in projected benefit
obligation:
Obligation at beginning of year		$83,766		$103,342	$8,930	$12,244	$92,696	$115,586
Service cost		―		10,548	―	832	―	11,380
Interest cost		5,710		6,343	605	739	6,315	7,082
Actuarial loss (gain)		19,540		(2,691)	(671)	2,809	18,869	118
Curtailment gain		―		(32,857)	―	(7,521)	―	(40,378)
Benefits paid		(1,214)		(919)	(173)	(173)	(1,387)	(1,092)
Obligation at end of year		107,802		83,766	8,691	8,930	116,493	92,696
Change in fair value of plan assets:
Plan assets at beginning of year		42,789		54,769	―	―	42,789	54,769
Actual return on plan assets		21,112		(26,667)	―	―	21,112	(26,667)
Employer contributions		15,036		15,606	173	173	15,209	15,779
Benefits paid		(1,214)		(919)	(173)	(173)	(1,387)	(1,092)
Plan assets at end of year		77,723		42,789	―	―	77,723	42,789
Funded status recognized		$(30,079)		$(40,977)	$(8,691)	$(8,930)	$(38,770)	$(49,907)
Amounts recognized in the consolidated balance sheets:
Current liability	$	―	$	―	$(406)	$(336)	$(406)	$(336)
Noncurrent liability		(30,079)		(40,977)	(8,285)	(8,594)	(38,364)	(49,571)
Net amount recognized		$(30,079)		$(40,977)	$(8,691)	$(8,930)	$(38,770)	$(49,907)
Accumulated benefit obligation		$107,802		$83,766	$8,691	$8,930	$116,493	$92,696

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

Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2010	2009	2010	2009
Discount rate	6.10%	6.85%	6.10%	6.85%

Plan Assets.  The fair value of plan assets is measured using current market values.  Our pension plan assets are held in trust and management sets the investment policies and strategies.  Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return.  We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance.  Target allocations for plan assets are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below the targets.  We target allocating 75% of plan assets to equity and 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally.  The fixed income securities are currently composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States.  We do not expect any plan assets to be returned to us during the fiscal year ended February 28, 2011.

Fair Value of Plan Assets
Quoted Prices in Active markets For identical Assets (Level 1)

As of
(In thousands)	February 28, 2010
Cash and cash equivalents	$861
Investment income receivables, net	3
Mutual funds:
Equity securities (1)	46,539
Equity securities – international (2)	10,882
Fixed income securities (3)	19,438
Total	$77,723

(1)
Includes large-, mid- and small-cap companies primarily from diverse U.S. industries including pharmaceuticals, banks, computers, telecommunications, internet and commercial and business services sectors; approximately 85% of securities relate to U.S. entities and 15% of securities relate to non-U.S. entities.

(2)
Consists of equity securities of primarily foreign corporations from diverse industries including commercial and business services, financial services, banks, oil and gas, and mining sectors; approximately 95% of securities relate to non-U.S. entities and 5% of securities relate to U.S. entities.

(3)
Includes debt securities of U.S. and foreign governments, their agencies and corporations, and diverse investments in mortgage-backed securities, corporate bonds, and other debt obligations; approximately 75% of securities relate to U.S. entities and 25% of securities relate to non-U.S. entities.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We do not expect to contribute to the pension plan in fiscal 2011.  For the non-funded restoration plan, we contribute an amount equal to the benefit payments.

Estimated Future Benefit Payments

	Pension	Restoration
(In thousands)	Plan	Plan
Fiscal 2011	$1,400	$406
Fiscal 2012	$1,693	$436
Fiscal 2013	$2,030	$450
Fiscal 2014	$2,362	$456
Fiscal 2015	$2,708	$464
Fiscal 2016 to 2020	$19,439	$2,556

Components of Net Pension Expense

	Years Ended February 28 or 29
(In thousands)	Pension Plan				Restoration Plan				Total
	2010		2009	2008	2010		2009	2008	2010		2009	2008
Service cost	$	―	$10,548	$15,670	$	―	$832	$688	$	―	$11,380	$16,358
Interest cost		5,710	6,343	5,996		605	739	468		6,315	7,082	6,464
Expected return on plan assets		(6,487)	(5,572)	(3,994)		―	―	―		(6,487)	(5,572)	(3,994)
Amortization of prior service cost		―	23	37		―	74	119		―	97	156
Recognized actuarial (gain) loss		―	(1,244)	2,973		―	247	172		―	(997)	3,145
Pension (benefit) expense		(777)	10,098	20,682		605	1,892	1,447		(172)	11,990	22,129
Curtailment (gain) loss		―	(8,229)	―		―	800	―		―	(7,429)	―
Net pension (benefit) expense		$(777)	$1,869	$20,682		$605	$2,692	$1,447		$(172)	$4,561	$22,129

Changes Not Recognized in Net Pension Expense but
Recognized in Other Comprehensive Income

	Year Ended February 28, 2010
	Pension	Restoration
(In thousands, pretax)	Plan	Plan	Total
Net actuarial loss (gain)	$4,914	$(671)	$4,243

In fiscal 2011, we anticipate that $0.3 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2010	2009	2008	2010	2009	2008
Discount rate (1)	6.85%	6.85%	5.75%	6.85%	6.85%	5.75%
Expected rate of return on plan assets	7.75%	8.00%	8.00%	―	―	―
Rate of compensation increase	―	5.00%	5.00%	―	7.00%	7.00%

(1)	For fiscal 2009, a discount rate of 7.70% was used to determine the effects of the curtailment at October 21, 2008.

Assumptions.  Underlying both the calculation of the PBO and the net pension expense are actuarial calculations of each plan's liability.  These calculations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant being the discount rate, rate of return on plan assets and mortality rate.  We evaluate these assumptions at least once a year and make changes as necessary.

The discount rate used for retirement benefit plan accounting reflects the yields available on high-quality, fixed income debt instruments.  For our plans, we review high quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds with maturities that approximate the expected timing of the anticipated benefit payments.

To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  We apply the estimated rate of return to a market-related value of assets, which reduces the underlying variability in the asset values.  The use of expected long-term rates of return on pension plan assets could result in recognized asset returns that are greater or less than the actual returns of those pension plan assets in any given year.  Over time, however, the expected long-term returns are anticipated to approximate the actual long-term returns, and therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns, which are a component of unrecognized actuarial gains/losses, are recognized over the average future expected service of the active employees in the pension plan.

Given the frozen status of the pension and benefit restoration plans, the rate of compensation increases is not applicable for periods subsequent to December 31, 2008.  Prior to this date, we determined the rate of compensation increases based upon our long-term plans for these increases.  Mortality rate assumptions are based on the life expectancy of the population and were updated as of February 28, 2009, to account for increases in life expectancy.

(B) Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the retirement benefit plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual company-funded contribution regardless of associate participation was implemented, as well as an additional company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $20.1 million in fiscal 2010, $5.7 million in fiscal 2009 and $3.2 million in fiscal 2008.

(C) Retirement Restoration Plan
Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the retirement savings 401(k) plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not material in fiscal 2010 or fiscal 2009.

10.	DEBT

	As of February 28
(In thousands)	2010	2009
Revolving credit agreement	$122,483	$308,478
Obligations under capital leases	28,088	28,569
Total debt	150,571	337,047
Less short-term debt and current portion:
Revolving credit agreement	122,483	158,478
Obligations under capital leases	717	507
Total long-term debt, excluding current portion	$27,371	$178,062

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

As of February 28, 2010, $122.5 million was outstanding under the credit facility and $505.4 million of the remaining borrowing limit was available to us.  The outstanding balance included $0.9 million classified as short-term debt and $121.6 million classified as current portion of long-term debt.  We classified $121.6 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

The weighted average interest rate on outstanding short-term and long-term debt was 1.6% in fiscal 2010, 3.5% in fiscal 2009 and 5.9% in fiscal 2008.

We capitalize interest in connection with the construction of certain facilities.  Capitalized interest totaled $0.3 million in fiscal 2010, $1.9 million in fiscal 2009 and $5.0 million in fiscal 2008.

We have recorded five capital leases for store facilities.  The related capital lease assets are included in property and equipment.  These leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly.  The present value of future minimum lease payments totaled $28.1 million as of February 28, 2010, and $28.6 million as of February 28, 2009.

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

Prior to fiscal 2007, the majority of associates who received share-based compensation awards primarily received nonqualified stock options.  From fiscal 2007 through fiscal 2009, these associates primarily received restricted stock instead of stock options, and beginning in fiscal 2010, these associates primarily received cash-settled restricted stock units instead of restricted stock awards.  Senior management and other key associates continue to receive awards of nonqualified stock options and, starting in fiscal 2010, stock-settled restricted stock units.  Nonemployee directors continue to receive awards of nonqualified stock options and stock grants.

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options are subject to forfeiture and expire no later than ten years after the date of the grant.

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.

Stock-Settled Restricted Stock Units.  Also referred to as market stock units, or MSUs, these are awards to eligible key associates that are converted into between zero and two shares of common stock for each unit granted at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final forty trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  MSUs are subject to forfeiture and do not have voting rights.

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted at the end of a three-year vesting period.  However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  RSUs are liability awards that are subject to forfeiture and do not have voting rights.

As of February 28, 2010, a total of 39,200,000 shares of our common stock have been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 7,613,036 as of February 28, 2010.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2010	2009	2008
Cost of sales	$2,103	$2,136	$1,945
CarMax Auto Finance income	1,334	1,181	1,250
Selling, general and administrative expenses	35,407	33,201	31,487
Share-based compensation expense, before income taxes	$38,844	$36,518	$34,682

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2010	2009	2008
Nonqualified stock options	$17,404	$19,031	$21,490
Restricted stock	11,571	15,823	11,656
Cash-settled restricted stock units	5,718	―	―
Stock-settled restricted stock units	2,614	―	―
Employee stock purchase plan	987	1,081	1,214
Stock grants to non-employee directors	550	583	322
Share-based compensation expense, before income taxes	$38,844	$36,518	$34,682

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the closing market price of our common stock at the end of each reporting period.  There were no capitalized share-based compensation costs as of the end of fiscal 2010, fiscal 2009 or fiscal 2008.

Stock Option Activity

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2009	14,844	$15.40
Options granted	2,948	$11.52
Options exercised	(3,086)	$11.41
Options forfeited or expired	(965)	$13.66
Outstanding as of February 28, 2010	13,741	$15.58	4.7	$71,446
Exercisable as of February 28, 2010	7,895	$15.16	4.2	$43,864

We granted nonqualified options to purchase 2,948,150 shares of common stock in fiscal 2010 and 2,219,857 shares of common stock in fiscal 2009.  The total cash received as a result of stock option exercises was $35.2 million in fiscal 2010, $10.2 million in fiscal 2009 and $14.7 million in fiscal 2008.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $25.8 million for fiscal 2010, $5.7 million for fiscal 2009 and $26.8 million for fiscal 2008.  We realized related tax benefits of $10.1 million for fiscal 2010, $2.2 million for fiscal 2009 and $10.6 million for fiscal 2008.

Outstanding Stock Options

As of February 28, 2010
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7.02 to $7.15	976	3.0	$7.14	976	$7.14
$10.74 to $11.43	2,880	6.0	$11.42	56	$10.75
$13.19	2,096	5.3	$13.19	2,096	$13.19
$14.13 to $14.86	2,295	4.2	$14.66	2,145	$14.66
$15.17 to $17.44	1,679	3.2	$17.07	1,237	$17.08
$19.36 to $19.82	2,138	5.1	$19.80	532	$19.78
$22.28 to $25.79	1,677	4.1	$25.03	853	$25.03
Total	13,741	4.7	$15.58	7,895	$15.16

For all stock options granted prior to March 1, 2006, the fair value was estimated as of the date of grant using a Black-Scholes option-pricing model.  For stock options granted to associates on or after March 1, 2006, the fair value of each award is estimated as of the date of grant using a binomial valuation model.  In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under the Black-Scholes model, such as contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder.  For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using the Black-Scholes model.  For grants to nonemployee directors prior to fiscal 2009, we used the Black-Scholes model to estimate the fair value of stock option awards.  Beginning in fiscal 2009, we used the binomial model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The weighted average fair values at the date of grant for options granted were $5.30 per share in fiscal 2010, $7.16 per share in fiscal 2009 and $8.43 per share in fiscal 2008.  The unrecognized compensation costs related to nonvested options totaled $19.9 million as of February 28, 2010.  These costs are expected to be recognized over a weighted average period of 2.3 years.

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor (1)	52.2%-73.4%	34.8%-60.9%	28.0%-54.0%
Weighted average expected volatility	57.3%	44.1%	38.5%
Risk-free interest rate (2)	0.2%-3.2%	1.5%-3.7%	4.3%-5.0%
Expected term (in years) (3)	5.2-5.5	4.8-5.2	4.2-4.4

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Restricted Stock Activity

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	2,633		$20.55
Restricted stock granted	―	$	―
Restricted stock vested	(819)		$17.25
Restricted stock cancelled	(151)		$21.65
Outstanding as of February 28, 2010	1,663		$22.08

We granted no shares of restricted stock to our employees in fiscal 2010 and 1,078,580 shares in fiscal 2009.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

We realized related tax benefits of $4.1 million from the vesting of restricted stock in fiscal 2010. The realized tax benefits in fiscal 2009 and in fiscal 2008 were immaterial.  The unrecognized compensation costs related to nonvested restricted stock awards totaled $6.6 million as of February 28, 2010.  These costs are expected to be recognized over a weighted average period of 0.7 years.

Stock-Settled Restricted Stock Unit Activity

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2009	―	$	―
Stock units granted	406		$16.34
Stock units vested and converted	(6)		$16.34
Stock units cancelled	(5)		$16.34
Outstanding as of February 28, 2010	395		$16.34

The fixed fair value per share for MSUs granted in fiscal 2010 was determined to be $16.34 at the grant date using a Monte-Carlo simulation and was based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  The unrecognized compensation costs related to these nonvested MSUs totaled $3.8 million as of February 28, 2010.  These costs are expected to be recognized over a weighted average period of 2.1 years.

Cash-Settled Restricted Stock Units. The initial fair market value per share for the liability-classified RSUs granted in fiscal 2010 was $11.43 at the grant date.  As of February 28, 2010, we expect the total cash settlement upon vesting to range between $7.0 million to $18.6 million.

(D) Employee Stock Purchase Plan
We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria.  Associate contributions are limited to 10% of eligible compensation, up to a maximum of $7,500 per year.  For each $1.00 contributed to the plan by associates, we match $0.15.  We have authorized up to 8,000,000 shares of common stock for the employee stock purchase plan.  Shares are acquired through open-market purchases.

As of February 28, 2010, a total of 4,727,259 shares remained available under the plan.  Shares purchased on the open market on behalf of associates totaled 452,936 during fiscal 2010; 677,944 during fiscal 2009; and 409,004 during fiscal 2008.  The average price per share for purchases under the plan was $16.71 in fiscal 2010, $12.22 in fiscal 2009 and $22.24 in fiscal 2008.  The total costs for matching contributions are included in share-based compensation expense.

12.	NET EARNINGS PER SHARE

On March 1, 2009, the company adopted the accounting pronouncement related to participating securities, with retrospective application, which was subsequently integrated into the FASB Accounting Standards Codification (“FASB ASC”) Topic 260, “Earnings Per Share.”  This pronouncement addresses whether instruments granted in share-based payment transactions are “participating securities” prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method, as described in this pronouncement.  Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  Our restricted stock awards are considered participating securities because they contain nonforfeitable rights to dividends.  Nonvested MSUs and RSUs granted after February 28, 2009, do not receive nonforfeitable dividend equivalent rights and are therefore not considered participating securities.  The adoption had no impact on previously reported basic net EPS for fiscal 2009 or 2008.  The adoption had no impact on previously reported diluted net EPS for the fiscal year ended February 28, 2009, and it decreased the previously reported diluted net EPS for the fiscal year ended February 29, 2008, by $0.01.

Basic and Dilutive Net Earnings per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2010	2009	2008
Net earnings	$281,668	$59,213	$182,025
Less net earnings allocable to restricted stock	2,377	703	1,410
Net earnings available for basic common shares	279,291	58,510	180,615
Adjustment for dilutive potential common shares	29	5	25
Net earnings available for diluted common shares	$279,320	$58,515	$180,640

Weighted average common shares outstanding	219,527	217,537	216,045
Dilutive potential common shares:
Stock options	2,415	1,820	3,918
Stock-settled restricted stock units	292	―	―
Weighted average common shares and dilutive potential
common shares	222,234	219,357	219,963
Basic net earnings per share	$1.27	$0.27	$0.84
Diluted net earnings per share	$1.26	$0.27	$0.82

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net EPS because their inclusion would be antidilutive.  In fiscal 2010, options to purchase 5,425,666 shares were not included.  In fiscal 2009, options to purchase 8,340,996 shares were not included.  In fiscal 2008, options to purchase 1,586,357 shares were not included.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

	Years Ended February 28 or 29
(In thousands, net of income taxes)	Unrecognized Actuarial Losses (Gains)	Unrecognized Prior Service Cost		Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2007	$20,094		$238	$20,332
Amounts arising during the year	(2,177)		662	(1,515)
Amortization recognized in net pension expense	(1,991)		(98)	(2,089)
Balance as of February 29, 2008	15,926		802	16,728
Amounts arising during the year	20,363		―	20,363
Amortization recognized in net pension expense	604		(65)	539
Curtailment of retirement plans	(20,033)		(737)	(20,770)
Balance as of February 28, 2009	16,860		―	16,860
Amounts arising during the year	2,686		―	2,686
Balance as of February 28, 2010	$19,546	$	―	$19,546

Changes in the funded status of our retirement plans are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred tax of $11.5 million as of February 28, 2010, and $9.9 million as of February 28, 2009.

14.	LEASE COMMITMENTS

We conduct a majority of our business in leased premises.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $85.3 million in fiscal 2010, $82.1 million in fiscal 2009 and $78.9 million in fiscal 2008.

Future Minimum Lease Obligations

	As of February 28, 2010
	Capital	Operating Lease
(In thousands)	Leases (1)	Commitments (1)
Fiscal 2011	$3,608	$82,832
Fiscal 2012	3,608	82,788
Fiscal 2013	3,608	82,688
Fiscal 2014	3,643	83,026
Fiscal 2015	3,884	83,041
Fiscal 2016 and thereafter	37,056	557,452
Total minimum lease payments	55,407	$971,827
Less amounts representing interest	(27,319)
Present value of net minimum capital lease payments	$28,088

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

We did not enter into any sale-leaseback transactions in fiscal 2010 or fiscal 2008.  We completed sale-leaseback transactions involving two superstores valued at approximately $31.3 million in fiscal 2009.  All sale-leaseback transactions are structured at competitive rates.  Gains or losses on sale-leaseback transactions are recorded as deferred rent and amortized over the lease term.  Other than occupancy, we do not have continuing involvement under the sale-leaseback transactions.  In conjunction with certain sale-leaseback transactions, we must meet financial covenants relating to minimum tangible net worth and minimum coverage of rent expense.  We were in compliance with all such covenants as of February 28, 2010.

15.	SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

(A) Goodwill and Other Intangibles
Other assets included goodwill and other intangibles with a carrying value of $10.1 million as of February 28, 2010, and February 28, 2009.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2010, fiscal 2009 or fiscal 2008.

(B) Restricted Investments
Restricted investments, included in other assets, consisted of $30.7 million in money market securities as of February 28, 2010, and $28.5 million in money market securities and $2.2 million in other debt securities as of February 28, 2009.  For fiscal 2010, proceeds from the sales of other debt securities totaled $2.2 million.  For fiscal 2009, there were no proceeds from the sales of other debt securities.  Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value.

(C) Other Accrued Expenses
As of February 28, 2010 and 2009, accrued expenses and other current liabilities included accrued compensation and benefits of $62.1 million and $24.3 million, respectively, and loss reserves for general liability and workers’ compensation insurance of $23.9 million and $22.2 million, respectively.

(D) Advertising Expense
SG&A expenses included advertising expense of $75.1 million in fiscal 2010, $101.5 million in fiscal 2009 and $108.8 million in fiscal 2008.  Advertising expenses were 1.0% of net sales and operating revenues for fiscal 2010, 1.5% for fiscal 2009 and 1.3% for fiscal year 2008.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within 30 days of the customer's purchase will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, we record a provision for estimated future repairs during the guarantee period for each vehicle sold based on historical trends.  The liability for this guarantee was $2.6 million as of February 28, 2010, and $2.0 million as of February 28, 2009, and is included in accrued expenses and other current liabilities.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

As of March 1, 2010, we adopted FASB ASUs 2009-16 and 2009-17 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166 and 167, respectively).  ASU 2009-16 amended FASB ASC Topic 860, “Transfers and Servicing,” and ASU 2009-17 amended FASB ASC Topic 810, “Consolidation.”  ASU 2009-16 removed the concept of a qualifying special-purpose entity (“QSPE”) from Topic 860 and removed the provision within Topic 810 exempting these entities from consolidation.  These pronouncements also clarified the requirements for isolation and the limitations on the portions of financial assets that are eligible for sale accounting treatment.

Pursuant to these pronouncements, we will recognize existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which will result in recording the auto loan receivables and the related notes payable to the investors on our consolidated balance sheets.  Existing term securitizations will be consolidated based on the unpaid principal balance, less an appropriate reserve for credit losses.  We will also account for future transfers of receivables into our warehouse facility as secured borrowings.

As of March 1, 2010, we amended our warehouse facility agreement.  As a result, existing transfers of auto loan receivables no longer qualify for sale treatment.  The receivables that were funded in the warehouse facility at that date will be consolidated, along with the related notes payable, at their fair value.

As of March 1, 2010, we expect to record a $3.7 billion increase in total assets (net of a reserve for credit losses of approximately $58 million) and a $3.8 billion increase in total liabilities.  Included in these amounts will be the following adjustments:

•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in existing term securitizations.
•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in the warehouse facility as of March 1, 2010.
•	Recognition of a reserve for credit losses on the consolidated auto loan receivables.
•	Consolidation of customer loan payments received but not yet distributed by the securitization trusts. These payments are included in restricted cash.
•	Reclassification of auto loan receivables held for sale to auto loans receivable.
•	Reclassification of certain balances previously included in retained interest in securitized receivables that relate to existing term securitizations.
•
Write-off of the remaining interest-only strip receivables related to term securitizations, previously recorded in retained interest in securitized receivables, and the related deferred tax liability. These write-off are charged against retained earnings.

•	Recording of a net deferred tax asset, primarily related to the establishment of the reserve for credit losses.

In future periods, CAF income included in the consolidated statements of earnings will no longer include a gain on the sale of loans originated and sold, but instead will reflect the net interest margin generated by the auto loan receivables less direct CAF expenses.  The net interest margin will include the interest and certain other income associated with the auto loan receivables less a provision for estimated credit losses and the interest expense associated with the non-recourse debt issued to fund these receivables.  Because our securitization transactions will be accounted for under the new accounting rules as secured borrowings rather than asset sales, the cash flows from these transactions will be presented as cash flows from financing activities rather than cash flows from operating or investing activities.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and integrated it into FASB ASC Topic 105, “Generally Accepted Accounting Principles,” (“Topic 105"), as subsequently updated by FASB ASUs 2009-01 through 2010-15.  Topic 105 establishes the FASB ASC, which officially launched July 1, 2009, as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of FASB ASUs that will be included in the FASB ASC.  Generally, the FASB ASC is not expected to change U.S. GAAP.  All other accounting literature excluded from the FASB ASC will be considered nonauthoritative.  Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted this pronouncement for our quarter ended November 30, 2009.  References to authoritative accounting literature are in accordance with the FASB ASC.

In April 2008, the FASB issued an accounting pronouncement that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset (FASB ASC Topic 350), which requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for entity-specific factors.  The requirements are effective for financial statements issued for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption of this pronouncement did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting in determining earnings per share (FASB ASC Topic 260).  We adopted the guidance effective March 1, 2009, via retrospective application.  See Note 12 for additional information.

In December 2008, the FASB issued an accounting pronouncement related to employers’ disclosures about postretirement benefit plan assets (FASB ASC Topic 715), which will require employers to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets.  This pronouncement is effective for fiscal years ending after December 15, 2009.  We have included the newly required disclosures in our consolidated financial statements and notes for the fiscal year ending February 28, 2010.  The adoption of this pronouncement had no impact on our results of operations, financial condition or cash flows.  See Note 9 for additional information.

In April 2009, the FASB issued an accounting pronouncement related to fair value measurements (FASB ASC Topic 820), which provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This pronouncement is effective for interim and annual periods ending after June 15, 2009.  As these requirements are consistent with our previous practice, the adoption of this pronouncement did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement related to subsequent events (FASB ASC Topic 855), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  This pronouncement requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date.  Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading.  Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.  This pronouncement is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively.  As these requirements are consistent with our previous practice, the adoption of this pronouncement did not have an impact on our consolidated financial statements.

In August 2009, the FASB issued an accounting pronouncement related to fair value measurements and disclosures (FASB ASC Topic 820), which provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred.  This pronouncement also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This pronouncement was effective for our quarter ended November 30, 2009.  As we did not elect the fair value option for our financial liabilities not already within the scope of this pronouncement, its adoption did not have an impact on our current consolidated financial statements.

In January 2010, the FASB issued an additional accounting pronouncement related to fair value measurement disclosures (FASB ASC Topic 820), which requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the consolidated balance sheet.  In addition, significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers will be required to be disclosed.  This provision of the pronouncement is effective for reporting periods beginning after December 15, 2009.  If applicable, we will include these newly required disclosures for our fiscal year beginning March 1, 2010.  An additional provision, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity present information about purchases, sales, issuances and settlements on a gross basis instead of as one net number.  If applicable, we will include these newly required disclosures for our fiscal year beginning March 1, 2011.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated.  The amended amendments were effective on issuance of the final pronouncement.  The adoption of this pronouncement had no effect on our consolidated financial statements.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2010	2010	2010	2010	2010
Net sales and operating revenues	$1,834,300	$2,076,671	$1,725,977	$1,833,245	$7,470,193
Gross profit	$276,237	$314,549	$242,863	$265,221	$1,098,870
CarMax Auto Finance (loss) income	$(21,636)	$72,130	$65,806	$58,917	$175,217
Selling, general and administrative expenses	$206,225	$218,122	$192,140	$202,204	$818,691
Net earnings	$28,748	$102,971	$74,589	$75,360	$281,668
Net earnings per share:
Basic	$0.13	$0.47	$0.34	$0.34	$1.27
Diluted	$0.13	$0.46	$0.33	$0.33	$1.26

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2009	2009	2009	2009	2009
Net sales and operating revenues	$2,208,763	$1,839,054	$1,455,632	$1,470,517	$6,973,966
Gross profit	$282,714	$255,913	$199,236	$230,307	$968,170
CarMax Auto Finance income (loss)	$9,819	$(7,141)	$(15,360)	$27,968	$15,286
Selling, general and administrative expenses	$242,984	$225,148	$217,482	$196,744	$882,358
Net earnings (loss)	$29,558	$14,006	$(21,874)	$37,523	$59,213
Net earnings (loss) per share:
Basic	$0.13	$0.06	$(0.10)	$0.17	$0.27
Diluted	$0.13	$0.06	$(0.10)	$0.17	$0.27

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended  February 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
Management's annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2010 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2010 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 28, 2010.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2010.

Name	Age	Office
Thomas J. Folliard	45	President, Chief Executive Officer and Director
Keith D. Browning	57	Executive Vice President, Chief Financial Officer and Director
Michael K. Dolan	60	Executive Vice President and Chief Administrative Officer
Joseph S. Kunkel	47	Senior Vice President, Marketing and Strategy
Richard M. Smith	52	Senior Vice President and Chief Information Officer
Eric M. Margolin	56	Senior Vice President, General Counsel and Corporate Secretary
William C. Wood, Jr.	43	Senior Vice President, Sales

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

Mr. Wood joined CarMax in 1993 as a buyer-in-training.  He has served as buyer, purchasing manager, district manager, regional director and director of buyer development.  He was named vice president, merchandising in 1998 and was promoted to vice president of sales operations in 2007.  In February 2010, Mr. Wood was promoted to senior vice president, sales.  Prior to joining CarMax, Mr. Wood worked at Circuit City from 1989 to 1993.

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2010 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Committees of the Board – Audit Committee” in our 2010 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance Policies and Practices” in our 2010 Proxy Statement.

We have not made any material change to the procedures by which our shareholders may recommend nominees to our board of directors.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” appearing in our 2010 Proxy Statement.  Additional information required by this Item is incorporated by reference to the sub-section titled “Non-Employee Director Compensation in Fiscal 2010” in our 2010 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2010 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our 2010 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled “Director Independence” in our 2010 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” in our 2010 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements. All financial statements as set forth under Item 8 of this Form 10-K.

2.
Financial Statement Schedules.  “Schedule II – Valuation and Qualifying Accounts and Reserves” and the accompanying Report of Independent Registered Public Accounting Firm on CarMax, Inc. Financial Statement Schedule for the fiscal years ended February 28 or 29, 2010, 2009, and 2008, are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of CarMax, Inc. and Notes thereto, included in Item 8 of this Form 10-K.

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

CARMAX, INC.

By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard President and Chief Executive Officer April 26, 2010	By:	/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President and Chief Financial Officer April 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD Thomas J. Folliard President, Chief Executive Officer and Director April 26, 2010	/s/ W. ROBERT GRAFTON * W. Robert Grafton Director April 26, 2010

/s/ KEITH D. BROWNING Keith D. Browning Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Director April 26, 2010	/s/ EDGAR H. GRUBB * Edgar H. Grubb Director April 26, 2010

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director April 26, 2010	/s/ BETH A. STEWART* Beth A. Stewart Director April 26, 2010

/s/ RONALD E. BLAYLOCK * Ronald E. Blaylock Director April 26, 2010	/s/ THOMAS G. STEMBERG * Thomas G. Stemberg Director April 26, 2010

/s/ JAMES F. CLINGMAN, JR.* James F. Clingman, Jr. Director April 26, 2010	/s/ VIVIAN M. STEPHENSON* Vivian M. Stephenson Director April 26, 2010

/s/ JEFFREY E. GARTEN * Jeffrey E. Garten Director April 26, 2010	/s/ BETH A. STEWART* Beth A. Stewart Director April 26, 2010

/s/ SHIRA GOODMAN * Shira Goodman Director April 26, 2010	/s/ WILLIAM R. TIEFEL* William R. Tiefel Director April 26, 2010

*By:	/s/ THOMAS J. FOLLIARD Thomas J. Folliard Attorney-In-Fact

The original powers of attorney authorizing Thomas J. Folliard and Keith D. Browning, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Schedule II

CARMAX, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Income	Charge-offs Less Recoveries	Balance at End of Fiscal Year
Year ended February 29, 2008:
Allowance for doubtful accounts	$7,083	$4,336	$(2,738)	$8,681
Year ended February 28, 2009:
Allowance for doubtful accounts	$8,681	$4,908	$(3,641)	$9,948
Year ended February 28, 2010:
Allowance for doubtful accounts	$9,948	$3,265	$(2,872)	$10,341

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

10.5	Severance Agreement between CarMax, Inc. and Eric M. Margolin, filed herewith. *

10.6
Form Amendment to CarMax, Inc. Employment/Severance Agreement for Executive Officer, dated as of November 3, 2008, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.7
CarMax, Inc. Benefit Restoration Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.8
CarMax, Inc. Retirement Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 23, 2008  (File No. 1-31420), is incorporated by this reference. *

10.9
Amendment to CarMax, Inc. Benefit Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 23, 2008 (File No. 1-31420), is incorporated by this reference. *

10.10
CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.11
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2009 (File No. 1-31420), is incorporated by this reference. *

10.12
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 1-31420), is incorporated by this reference. *

10.13
CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

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