Form 10-Q
period 2010-05-31
CARMAX INC
filed 2010-07-12
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2010

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
Yes _	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer X	Accelerated filer _
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010
Common Stock, par value $0.50	223,726,161

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 40.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended May 31
	2010	(1)%	(2)	2009	%	(2)
Sales and operating revenues:
Used vehicle sales	$1,832,066	81.0		$1,549,275	84.5
New vehicle sales	50,898	2.3		48,553	2.6
Wholesale vehicle sales	316,489	14.0		171,496	9.3
Other sales and revenues	62,459	2.8		64,976	3.5
Net sales and operating revenues	2,261,912	100.0		1,834,300	100.0
Cost of sales	1,928,364	85.3		1,558,063	84.9
Gross profit	333,548	14.7		276,237	15.1
CarMax Auto Finance income (loss)	57,495	2.5		(21,636)	(1.2)
Selling, general and administrative expenses	226,692	10.0		206,225	11.2
Interest expense	72	―		1,066	0.1
Interest income	80	―		183	―
Earnings before income taxes	164,359	7.3		47,493	2.6
Income tax provision	63,240	2.8		18,745	1.0
Net earnings	$101,119	4.5		$28,748	1.6

Weighted average common shares:
Basic	222,221			218,004
Diluted	226,179			218,840

Net earnings per share:
Basic	$0.45			$0.13
Diluted	$0.44			$0.13

(1)	Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.
(2)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	May 31, 2010 (1)	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$13,708	$18,278
Restricted cash from collections on auto loan receivables	147,016	―
Accounts receivable, net	84,898	99,434
Auto loan receivables held for sale	―	30,578
Retained interest in securitized receivables	―	552,377
Inventory	894,665	843,133
Deferred income taxes	7,841	5,595
Prepaid expenses and other current assets	7,630	7,017
Total current assets	1,155,758	1,556,412
Auto loan receivables, net	4,136,479	―
Property and equipment, net	886,652	893,453
Deferred income taxes	95,210	57,234
Other assets	97,851	49,092
TOTAL ASSETS	$6,371,950	$2,556,191
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,162	$253,267
Accrued expenses and other current liabilities	87,872	94,557
Accrued income taxes	51,637	6,327
Short-term debt	153	883
Current portion of long-term debt	59,137	122,317
Current portion of non-recourse notes payable	118,485	―
Total current liabilities	568,446	477,351
Long-term debt, excluding current portion	27,180	27,371
Non-recourse notes payable, excluding current portion	3,699,864	―
Deferred revenue and other liabilities	118,173	117,887
TOTAL LIABILITIES	4,413,663	622,609
Commitments and contingent liabilities
Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized; 223,714,579 and 223,065,542 shares issued and outstanding
as of May 31, 2010, and February 28, 2010, respectively	111,857	111,533
Capital in excess of par value	763,460	746,134
Accumulated other comprehensive loss	(20,376)	(19,546)
Retained earnings	1,103,346	1,095,461
TOTAL SHAREHOLDERS’ EQUITY	1,958,287	1,933,582
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,371,950	$2,556,191

(1)
Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.  Pursuant to these pronouncements, we recognize (a) all transfers of auto loan receivables into term securitizations and (b) transfers of auto loan receivables into our warehouse facilities on or after March 1, 2010, as secured borrowings.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended May 31
	2010	2009
Operating Activities:
Net earnings	$101,119	$28,748
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,432	15,032
Share-based compensation expense	13,461	12,493
Provision for loan losses	880	―
Loss on disposition of assets	303	241
Deferred income tax provision (benefit)	15,144	(22,949)
Net (increase) decrease in:
Accounts receivable, net	(5,839)	1,184
Auto loan receivables held for sale, net	―	(12,791)
Retained interest in securitized receivables	43,746	(85,038)
Inventory	(51,532)	(77,928)
Prepaid expenses and other current assets	(613)	1,804
Auto loan receivables, net	(93,764)	―
Other assets	(2,827)	(471)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	24,149	71,426
Deferred revenue and other liabilities	(3,051)	(11,168)
Net cash provided by (used in) operating activities	55,608	(79,417)
Investing Activities:
Capital expenditures	(9,154)	(5,662)
Proceeds from sales of assets	―	50
Decrease in restricted cash from collections on auto loan receivables	15,592	―
Increase in restricted cash for reserve accounts	(2,098)	―
Sales of money market securities, net	1	185
Net cash provided by (used in) investing activities	4,341	(5,427)
Financing Activities:
(Decrease) increase in short-term debt, net	(730)	317
Issuances of long-term debt	151,300	256,000
Payments on long-term debt	(214,671)	(175,792)
Issuances of non-recourse notes payable	748,000	―
Payments on non-recourse notes payable	(756,061)	―
Equity issuances, net	5,355	(2,737)
Excess tax benefits from share-based payment arrangements	2,288	39
Net cash (used in) provided by financing activities	(64,519)	77,827
Decrease in cash and cash equivalents	(4,570)	(7,017)
Cash and cash equivalents at beginning of year	18,278	140,597
Cash and cash equivalents at end of period	$13,708	$133,580

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Background

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  At select locations we also sell new vehicles under various franchise agreements.  We provide customers with a full range of related products and services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party lenders; the sale of extended service plans, a guaranteed asset protection product and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Cash and Cash Equivalents.  Cash equivalents of $0.5 million as of May 31, 2010, and February 28, 2010, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $147.0 million as of May 31, 2010, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

Securitizations.  As of March 1, 2010, we adopted FASB Accounting Standards Update (“ASU”) Nos. 2009-16 and 2009-17 (formerly Statements of Financial Accounting Standards (“SFAS”) Nos. 166 and 167, respectively) with prospective application.  ASU No. 2009-16 amended FASB Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” and ASU No. 2009-17 amended FASB ASC Topic 810, “Consolidation.”  ASU No. 2009-16 removed the concept of a qualifying special-purpose entity (“QSPE”) from Topic 860 and removed the provision within Topic 810 exempting these entities from consolidation.  These pronouncements also clarified the requirements for isolation and the limitations on the portions of financial assets that are eligible for sale accounting treatment.

Effective March 1, 2010, we recognize existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which results in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.  All transfers of receivables into our warehouse facilities on or after March 1, 2010, are also accounted for as secured borrowings.  As of March 1, 2010, we amended our warehouse facility agreement in effect as of that date.  As a result, auto loan receivables previously securitized through that warehouse facility no longer qualify for sale treatment because, under the amendment, CarMax now has effective control over the receivables.  The receivables that were funded in the warehouse facility at that date were consolidated, at their fair value, along with the related non-recourse notes payable to the investors.

The table below shows the combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement on our February 28, 2010, consolidated balance sheets:

(In thousands)
Current Assets:
Restricted cash from collections on auto loan receivables	$162,608
Accounts receivable, net	(20,375)
Auto loan receivables held for sale	(30,578)
Retained interest in securitized receivables	(508,631)
Total Current Assets	(396,976)
Auto loan receivables, net (1)(2)	4,043,595
Deferred income taxes	54,850
Other assets	43,835
TOTAL ASSETS	$3,745,304
Current Liabilities:
Accounts payable	$6,544
Accrued expenses and other current liabilities	5,584
Current portion of non-recourse notes payable (1)	134,798
Total Current Liabilities	146,926
Non-recourse notes payable (1)(2)	3,691,612
TOTAL LIABILITIES	3,838,538
TOTAL SHAREHOLDERS’ EQUITY	(93,234)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,745,304

(1)	The assets and liabilities of the term securitization trusts are separately presented on the face of the consolidated balance sheets, as required by ASU No. 2009-17.
(2)
In addition to the accounting change, this line includes the impact from the amendment to our existing warehouse facility agreement resulting in $331.0 million of receivables, along with the related non-recourse notes payable, being consolidated.

The following provides more detail of the financial impact of the accounting change and the amendment as of March 1, 2010:

•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in existing term securitizations.
•	Consolidation of the auto loan receivables and the related non-recourse notes payable funded in the existing warehouse facility.
•	Recognition of an allowance for loan losses on the consolidated auto loan receivables.
•	Consolidation of customer loan payments received but not yet distributed by the term securitization trusts. These payments are included in restricted cash from collections on auto loan receivables.
•	Reclassification of auto loan receivables held for sale to auto loan receivables.
•	Reclassification of certain balances previously included in retained interest in securitized receivables that relate to existing term securitizations.
•
Write-off of the remaining interest-only strip receivables related to term securitizations, previously recorded in retained interest in securitized receivables, and the related deferred tax liability.  These write-offs were charged against retained earnings.

•	Recording of a net deferred tax asset, primarily related to the establishment of the allowance for loan losses.

Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.  See Notes 3 and 4 for additional discussion of securitizations.

Auto Loan Receivables.  Auto loan receivables, net of an allowance for loan losses, include amounts due from customers primarily related to used retail car sales financed through CAF.  The allowance for loan losses represents an estimate of the amount of losses inherent in the loan portfolio as of the reporting date.  The allowance is primarily based on the credit quality of the underlying receivables, historical trends and forecasted forward loss curves.  Management also takes into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic cost of maintaining an adequate allowance.  See Note 4 for additional information on auto loan receivables.

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets.  Where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional discussion on derivative instruments and hedging activities.

3.	CarMax Auto Finance Income (Loss)

	Three Months Ended May 31
(In millions)	2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income	$99.8	9.7		$	―	―
Servicing fee income	0.9	0.1			10.4	1.0
Interest income on retained interest in securitized receivables	1.6	0.2			16.4	1.6
Total managed portfolio income	102.3	9.9			26.8	2.7

Gain (loss):
Gain on sales of loans originated and sold (2)	―	―			3.1	0.7
Other gains (losses)	2.6	0.3			(40.4)	―
Total gain (loss)	2.6	0.3			(37.3)	―

Expenses:
Interest expense	35.2	3.4			―	―
Provision for loan losses	0.9	0.1			―	―
Payroll and fringe benefit expense	5.2	0.5			5.1	0.5
Other direct CAF expenses	6.1	0.6			6.0	0.6
Total expenses	47.4	4.6			11.1	1.1
CarMax Auto Finance income (loss)	$57.5	5.6			$(21.6)	(2.2)

Total average managed receivables, principal only	$4,123.0				$4,002.6
Net loans originated	$535.4				$468.5
Loans originated and sold	―				$460.5

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

CAF provides financing for qualified customers at competitive market rates of interest.  Throughout each month we securitize substantially all of the loans originated by CAF as discussed in Note 4.  Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.

Prior to March 1, 2010, the majority of CAF income was typically generated by the spread between the interest rates charged to customers and the related cost of funds.  A gain, recorded at the time of securitization, resulted from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows were calculated taking into account expected prepayments, losses and funding costs.  The gain on sales of loans originated and sold included both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that were incurred in the same fiscal period that the loans were originated.  Other gains or losses included the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods, the effects of new term securitizations and changes in the valuation of retained subordinated bonds, as applicable.

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

We maintain a revolving securitization program comprised of two separate warehouse facilities (“warehouse facilities”) that we use to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors (“bank conduits”).  The bank conduits issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to finance the securitized receivables.

The bank conduits may be considered variable interest entities, but are not consolidated because our interest does not constitute a variable interest in the entities.  We hold a variable interest in specified assets transferred to the entities rather than interests in the entities themselves.

We typically use term securitizations to refinance the auto loan receivables previously securitized through the warehouse facilities.  The purpose of term securitizations is to provide permanent funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.  Refinancing receivables in a term securitization could have a significant impact on our results of operations depending on the transaction structure and market conditions.

The warehouse facilities and the term securitizations are governed by various legal documents that limit and specify the activities of the special purpose entities and term securitization trusts (collectively, “securitization vehicles”) used to facilitate the securitizations.  The securitization vehicles are generally allowed to acquire the receivables being sold to them, issue asset-backed securities to investors to fund the acquisition of the receivables and enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the pool of receivables or asset-backed securities.  Additionally, the securitization vehicles are required to service the receivables they hold and the securities they have issued.  These servicing functions are performed by CarMax, as appointed within the underlying legal documents.  Servicing functions include, but are not limited to, collecting payments from borrowers, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to the trustee who in turn remits payments to the investors, and accounting for and reporting information to investors.

The securitized receivables can only be used as collateral to settle obligations of the securitization vehicles.  The securitization vehicles and investors have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We have not provided financial or other support to the securitization vehicles or investors that was not previously contractually required.  There are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the securitization vehicles.

Effective March 1, 2010, all transfers of auto loan receivables related to the warehouse facilities are accounted for as secured borrowings.  These transfers represent only a portion of the assets and this portion does not meet the definition of a participating interest because our interest in the transferred receivables is subordinate to the interest of the investors in the bank conduits.

As of March 1, 2010, we amended our warehouse facility agreement in effect as of that date.  As a result, auto loan receivables previously securitized through that warehouse facility no longer qualify for sale treatment because, under the amendment, CarMax now has effective control over the receivables.  The receivables that were funded in the warehouse facility at that date were consolidated, at their fair value, along with the related non-recourse notes payable to the investors.

With the removal of the QSPE consolidation exemption from Topic 810, effective March 1, 2010, we are required to evaluate the term securitization trusts for consolidation.  In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the receivables.  In addition, we have the obligation to absorb losses and the rights to receive any returns of the trusts, which could be significant.  Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them, effective March 1, 2010.  The auto loan receivables securitized through the term securitization trusts were consolidated at their unpaid principal balances as of that date, net of an allowance for loan losses, along with the related non-recourse notes payable to the investors.

See Note 2 for a summary of the combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement.

AUTO LOAN RECEIVABLES, NET

	As of May 31		As of February 28
(In millions)	2010	2009	2010	2009
Warehouse facilities (1)	$795.0	$636.0	$331.0	$1,215.0
Term securitizations (1)	3,159.9	3,255.4	3,615.6	2,616.9
Loans held for investment	―	127.0	135.5	145.1
Loans held for sale	―	22.5	30.6	9.7
Other receivables (2)	200.3	―	―	―
Total ending managed receivables	4,155.2	$4,040.9	$4,112.7	$3,986.7
Accrued interest and fees	23.6
Other	8.1
Less allowance for loan losses	(50.4)
Auto loan receivables, net	$4,136.5

(1)	Amounts were off-balance sheet prior to March 1, 2010.
(2)	Other receivables includes required excess receivables and receivables not funded through the warehouse facilities.

Retained Interest.  Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales.  When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized.  The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds.  As of May 31, 2010, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

As part of the adoption of ASU Nos. 2009-16 and 2009-17, as of March 1, 2010, any retained interest related to term securitizations was either eliminated or reclassified, generally to auto loan receivables, accrued interest receivable or restricted cash.  On March 1, 2010, we also amended our existing warehouse facility agreement.  However, this did not result in the elimination or reclassification of the retained interest related to the receivables that were funded in the warehouse facility as of that date.  In May 2010, we repurchased the remaining portion of those receivables and resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified.  See Note 9 for additional information regarding our warehouse facilities.

Except as noted, the following disclosures apply to our securitization activities prior to March 1, 2010, when transfers of auto loan receivables were accounted for as sales.

The fair value of the retained interest was $552.4 million as of February 28, 2010, and the receivables underlying the retained interest had a weighted average life of 1.5 years as of that date.  The weighted average life in periods (for example, months or years) of prepayable assets was calculated by multiplying the principal collections expected in each future period by the number of periods until that future period, summing those products and dividing the sum by the initial principal balance.

Interest-Only Strip Receivables.  Interest-only strip receivables represented the present value of residual cash flows we expected to receive over the life of the securitized receivables.  The value of these receivables was determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, funding costs and discount rates appropriate for the type of asset and risk.  The value of interest-only strip receivables could have been affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate and credit markets; therefore, actual performance could have differed from these assumptions.  We evaluated the performance of the receivables relative to these assumptions on a regular basis.  Any financial impact resulting from a change in performance was recognized in earnings in the period in which it occurred.  Interest-only strip receivables are no longer reported on the consolidated balance sheets.

Reserve Accounts.  We are required to fund various reserve accounts established for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  In general, each of our term securitizations requires that an amount equal to a specified percentage of the original balance of the securitized receivables be deposited in a reserve account on the closing date.  An amount equal to a specified percentage of funded receivables is also required for our warehouse facilities.  Any excess cash generated by the receivables must be used to fund the reserve account to the extent necessary to maintain the required amount.  If the amount on deposit in the reserve account exceeds the required amount, the excess is released to us.  In the term securitizations, the amount required to be on deposit in the reserve account must equal or exceed a specified floor amount.  The reserve account remains funded until the investors are paid in full, at which time the remaining balance is released to us.  As of February 28, 2010, the amount on deposit in reserve accounts was $47.4 million.  Effective March 1, 2010, the amount on deposit in reserve accounts is reported as restricted cash within other assets on our consolidated balance sheets.

Required Excess Receivables.  The total value of the securitized receivables must exceed the principal amount owed to the investors by a specified amount.  The required excess receivables balance represents this specified amount.  Any cash flows generated by the required excess receivables are used, if needed, to make payments to the investors.  Any remaining cash flows from the required excess receivables are released to us.  As of February 28, 2010, the unpaid principal balance related to the required excess receivables was $129.5 million.  Effective March 1, 2010, required excess receivables are included in auto loan receivables on our consolidated balance sheets.

Retained Subordinated Bonds.  Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.  We received periodic interest payments on certain bonds.  The bonds were carried at fair value and changes in fair value were included in earnings as a component of CAF income.  We based our valuation on observable market prices of the same or similar instruments when available; however, observable market prices were not consistently available for these assets.  Therefore, our valuations were primarily based on an average of three non-binding, market spread quotes from third-party investment banks.  By applying these average spreads to the bond benchmarks, as determined through the use of a widely accepted third-party bond pricing model, we measured a fair value.  As of February 28, 2010, the fair value of retained subordinated bonds was $248.8 million.  Effective March 1, 2010, the retained subordinated bonds are eliminated as a part of the consolidation of the term securitization trusts.

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

PAST DUE ACCOUNT INFORMATION

	As of May 31	As of February 28
(In millions)	2009	2010	2009
Ending managed receivables	$4,040.9	$4,112.7	$3,986.7

Accounts 31+ days past due	$125.6	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	3.11%	3.24%	2.96%

CREDIT LOSS INFORMATION
Three Months
Ended May 31
(In millions)	2009
Net credit losses on managed receivables	$12.7
Total average managed receivables, principal only	$4,002.6
Annualized net credit losses as a percentage
of total average managed receivables, principal only	1.27%
Average recovery rate	48.5%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES
Three Months
Ended May 31
(In millions)	2009
Proceeds from new securitizations	$401.0
Proceeds from collections	$202.9
Servicing fees received	$10.2
Other cash flows received from the retained interest:
Interest-only strip and excess receivables	$35.9
Reserve account releases	$3.0
Interest on retained subordinated bonds	$2.4

Proceeds from New Securitizations.  Proceeds from new securitizations included proceeds from receivables that were newly securitized in or refinanced through the warehouse facility during the indicated period.  There were no balances previously outstanding in term securitizations that were refinanced through the warehouse facility in the first quarter of fiscal 2010.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

Proceeds from Collections.  Proceeds from collections represented principal amounts collected on receivables securitized through the warehouse facility that were used to fund new originations.

Servicing Fees Received.  Servicing fees received represented cash fees paid to us to service the securitized receivables.

Other Cash Flows Received from the Retained Interest.  Other cash flows received from the retained interest represented cash that we received from the securitized receivables other than servicing fees.  It included cash collected on interest-only strip and excess receivables, amounts released to us from reserve accounts and interest on retained subordinated bonds.

Financial Covenants and Performance Triggers.  The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.  As of May 31, 2010, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives.  We are exposed to certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt.  Primary exposures include LIBOR and commercial paper rates.  We enter into derivative instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.

We do not anticipate significant market risk from derivatives as they are predominantly used to match funding costs to the use of the funding.  However, disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.

Cash Flow Hedges of Interest Rate Risk.  Our objectives in using interest rate derivatives are to add stability to interest expense, to manage our exposure to interest rate movements and to better match funding costs to the interest received on the fixed-rate receivables being securitized.  To accomplish these objectives, we primarily use interest rate swaps.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market.  Prior to March 1, 2010, no derivative instruments were designated as cash flow hedges.

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.

Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest payments are made on our future issuances of fixed-rate debt.  During the next twelve months, we estimate that an additional $3.1 million will be reclassified as an increase to CAF income.

During the three months ending May 31, 2010, we entered into five interest rate derivatives that were designated as cash flow hedges of interest rate risk, all of which were outstanding as of May 31, 2010:

As of May 31, 2010
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	5	46 months	$523,000

Non-designated Hedges.  Derivative instruments not designated as accounting hedges, including interest rate swaps and interest rate caps, are not speculative and are used to better match funding costs to the interest on fixed-rate receivables being securitized, to minimize the funding costs related to certain term securitization trusts and to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

The term securitization trusts have entered into derivative instruments, such as interest rate swaps, to mitigate their interest rate risk on a related financial instrument or to lock the interest rate on a portion of its asset-backed variable debt.  Effective March 1, 2010, the derivative instruments of the term securitization trusts were consolidated on our consolidated balance sheets as part of the adoption of ASU Nos. 2009-16 and 2009-17.

During the three months ending May 31, 2010, we did not enter into any interest rate derivatives that were not designated as accounting hedges.

As of May 31, 2010, we had the following outstanding derivatives that were not designated as accounting hedges:

As of May 31, 2010
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	34	16 to 39 months		$625,986
Interest rate caps (1)	6	39 to 43 months	$	―

(1)	Includes three asset derivatives and three liability derivatives with offsetting notional amounts of $1.0 billion.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  Additional information on fair value measurements is included in Note 6.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

		As of May 31			As of February 28
(In thousands)	Location	2010	2009		2010		2009
Liability derivatives:
Interest rate swaps	Accounts payable	$(1,414)	$	―	$	―	$	―
Total		$(1,414)	$	―	$	―	$	―

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		As of May 31			As of February 28
(In thousands)	Location	2010		2009	2010		2009
Asset derivatives:
Interest rate swaps	Retained interest in securitized receivables	$	―	$55	$	―	$33
Interest rate swaps	Prepaid expenses and other current assets		1,142	―		1,279	―
Interest rate swaps	Accounts payable		―	85		―	52
Interest rate caps	Prepaid expenses and other current assets		639	―		1,999	―
Liability derivatives:
Interest rate swaps	Accounts payable		(11,385)	(7,952)		(7,171)	(30,590)
Interest rate caps	Prepaid expenses and other current assets		(638)	―		(1,982)	―
Total			$(10,242)	$(7,812)		$(5,875)	$(30,505)

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The tables below present the effect of our derivative instruments on the consolidated statements of earnings for the three months ended May 31, 2010 and 2009.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Gain (Loss) Recognized in AOCL (1)			Gain (Loss) Reclassified from AOCL into CAF Income (1)				Gain (Loss) Recognized in CAF Income (2)
	Three Months Ended May 31
(In thousands)	2010	2009		2010		2009		2010		2009
Interest rate swaps	$(1,414)	$	―	$	―	$	―	$	―	$	―

(1)	Represents the effective portion.
(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Three Months Ended May 31
(In thousands)	Location	2010	2009
Gain (loss) on interest rate swaps	CarMax Auto Finance income (loss)	$2,171	$(3,137)
Net settlements and accrued interest	CarMax Auto Finance income (loss)	(3,325)	(6,851)
Total		$(1,154)	$(9,988)

6.	Fair Value Measurements

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

Retained interest in securitized receivables.  Prior to March 1, 2010, the retained interest in securitized receivables included interest-only strip receivables, various reserve accounts, required excess receivables and retained subordinated bonds.  Excluding the retained subordinated bonds, we estimated the fair value of the retained interest using internal valuation models.  These models included a combination of market inputs and our own assumptions.  As the valuation models included significant unobservable inputs, we classified the retained interest as Level 3.

For the retained subordinated bonds, we based our valuation on observable market prices for similar assets when available.  Otherwise, our valuations were based on input from independent third parties and internal valuation models.  As the key assumption used in the valuation was based on unobservable inputs, we classified the retained subordinated bonds as Level 3.  As described in Note 4, there was no retained interest as of May 31, 2010.

Derivative instruments.  The fair values of our derivative instruments are included in prepaid expenses and other current assets and accounts payable.  As described in Note 5, as part of our risk management strategy, we utilize derivative instruments to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  Interest rate swaps are used to manage our exposure to interest rate movements, to better match funding costs to the interest on the fixed-rate receivables being securitized and to minimize the funding costs related to certain term securitization trusts.  Interest rate caps are used to limit risk for investors in the warehouse facilities.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

We measure derivative fair values assuming that the unit of account is an individual derivative instrument and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the derivative counterparties and third-party valuation services.  We validate certain quotes using our own internal models.  Quotes from third-party valuation services, quotes received from bank counterparties and our internal models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  Because model inputs can typically be observed in the liquid market and the models do not require significant judgment, these derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own nonperformance risk.  We monitor counterparty and our own nonperformance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the nonperformance risk.

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of May 31, 2010
(In millions)	Level 1		Level 2		Level 3			Total
Assets:
Money market securities		$31.3	$	―	$	―		$31.3
Derivative instruments		―		1.1		―		1.1
Total assets at fair value		$31.3		$1.1	$	―		$32.4

Percent of total assets at fair value		96.5%		3.5%		―	%	100.0%
Percent of total assets		0.5%		0.0%		―	%	0.5%

Liabilities:
Derivative instruments	$	―		$12.8	$	―		$12.8
Total liabilities at fair value	$	―		$12.8	$	―		$12.8

Percent of total liabilities		― %		0.3%		―	%	0.3%

	As of February 28, 2010
(In millions)	Level 1		Level 2		Level 3		Total
Assets:
Money market securities		$31.2	$	―	$	―	$31.2
Retained interest in securitized receivables		―		―		552.4	552.4
Derivative instruments		―		1.3		―	1.3
Total assets at fair value		$31.2		$1.3		$552.4	$584.9

Percent of total assets at fair value		5.3%		0.3%		94.4%	100.0%
Percent of total assets		1.2%		0.1%		21.6%	22.9%

Liabilities:
Derivative instruments	$	―		$7.2	$	―	$7.2
Total liabilities at fair value	$	―		$7.2	$	―	$7.2

Percent of total liabilities		― %		1.2%		― %	1.2%

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)

	Three Months Ended May 31
(In millions)	2010		2009
Balance at beginning of period		$552.4	$348.3
Impact of accounting changes (1)		(508.6)	―
Balance as of March 1		43.7	348.3
Total realized/unrealized gains (2)		0.4	11.7
Purchases, sales, issuances and settlements, net		(44.2)	73.3
Balance at end of period	$	―	$433.3
Change in unrealized gains on assets still held	$	―	$9.6

(1)	Additional information on the impact of the accounting changes is included in Note 2.
(2)	Reported in CarMax Auto Finance income (loss) on the consolidated statements of earnings.

7.	Income Taxes

We had $22.5 million of gross unrecognized tax benefits as of May 31, 2010, and $22.0 million as of February 28, 2010.  During the three months ended May 31, 2010, there were no significant changes to the unrecognized tax benefits as reported for the year ended February 28, 2010, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.	Retirement Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit pension plan (the “pension plan”) and our unfunded nonqualified plan (the “restoration plan”).  No additional benefits have accrued under these plans since that date.  The pension plan covers the majority of full-time associates.  The restoration plan restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2010	2009	2010	2009	2010	2009
Interest cost	$1,638	$1,432	$131	$151	$1,769	$1,583
Expected return on plan assets	(1,648)	(1,380)	―	―	(1,648)	(1,380)
Recognized actuarial loss	69	―	―	―	69	―
Net pension expense	$59	$52	$131	$151	$190	$203

We did not make any contributions to the pension plan during the first three months of fiscal 2011 and do not anticipate making any contributions during the remainder of fiscal 2011.  The expected rate of return on plan assets for the pension plan was 7.75% as of February 28, 2010.

9.	Debt

Long-Term Debt.  Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2010, $58.6 million was outstanding under the credit facility and $616.7 million of the remaining borrowing limit was available to us.  The outstanding balance included $0.2 million classified as short-term debt and $58.4 million classified as current portion of long-term debt.  We classified $58.4 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

Obligations under capital leases as of May 31, 2010, consisted of $0.7 million classified as current portion of long-term debt and $27.2 million classified as long-term debt.

Non-Recourse Notes Payable.  As of March 1, 2010, and as discussed in Notes 2 and 4, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date.  As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings.  The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables.  The non-recourse notes payable accrue interest predominantly at fixed rates and mature between July 2010 and August 2016, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.  At May 31, 2010, $3.82 billion of non-recourse notes payable were outstanding.  The outstanding balance included $118.5 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of May 31, 2010, the total warehouse facility limit was $1.2 billion.  At that date, $795.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $405.0 million.  During the first quarter of fiscal 2011, we entered into a second warehouse facility agreement in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  As of May 31, 2010, $800 million of the warehouse facility limit will expire in August 2010 and $400 million will expire in February 2011.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.  See Note 4 for further discussion of the related securitized auto loan receivables.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended
	May 31
(In thousands)	2010	2009
Cost of sales	$217	$407
CarMax Auto Finance income (loss)	274	283
Selling, general and administrative expenses	13,255	12,055
Share-based compensation expense, before income taxes	$13,746	$12,745

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended
	May 31
(In thousands)	2010	2009
Nonqualified stock options	$6,371	$6,952
Restricted stock	1,676	3,558
Stock-settled restricted stock units	2,198	1,088
Cash-settled restricted stock units	3,216	896
Employee stock purchase plan	285	251
Share-based compensation expense, before income taxes	$13,746	$12,745

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the closing market price of our common stock at the end of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of May 31, 2010 or 2009.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2010	13,741	$15.58
Options granted	1,827	$25.39
Options exercised	(940)	$13.31
Options forfeited or expired	(18)	$17.01
Outstanding as of May 31, 2010	14,610	$16.95	4.7	$82,000
Exercisable as of May 31, 2010	9,022	$15.84	4.1	$57,220

For the three months ended May 31, 2010 and 2009, we granted nonqualified options to purchase 1,827,028 and 2,864,440 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $12.5 million in the first three months of fiscal 2011 and $1.1 million in the first three months of fiscal 2010.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $11.1 million for the first three months of fiscal 2011 and $0.7 million for the first three months of fiscal 2010.  We realized related tax benefits of $4.2 million in the first three months of fiscal 2010 and $0.3 million in the first three months of fiscal 2010.

OUTSTANDING STOCK OPTIONS

As of May 31, 2010
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7.02 to $10.75	834	2.7	$7.38	834	$7.38
$11.43	2,714	5.9	$11.43	613	$11.43
$13.19	1,905	5.0	$13.19	1,905	$13.19
$14.13 to $14.81	1,941	3.9	$14.63	1,865	$14.64
$14.86 to $19.36	1,788	3.2	$17.07	1,664	$17.09
$19.82	1,932	4.9	$19.82	904	$19.82
$22.28 to $24.99	1,553	3.8	$24.97	1,166	$24.97
$25.39 to $25.79	1,943	6.7	$25.41	71	$25.72
Total	14,610	4.7	$16.95	9,022	$15.84

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

The weighted average fair values at the date of grant for options granted during the three-month periods ended May 31, 2010 and 2009, were $10.86 and $5.26 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $32.7 million as of May 31, 2010.  These costs are expected to be recognized over a weighted average period of 2.7 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Three Months Ended May 31
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.6% – 49.8%	54.9% – 71.5%
Weighted average expected volatility	48.1%	57.4%
Risk-free interest rate (2)	0.2% – 4.0%	0.2% – 2.5%
Expected term (in years) (3)	4.7	5.3 – 5.5

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	1,663	$22.08
Restricted stock vested	(726)	$24.97
Restricted stock cancelled	(22)	$21.06
Outstanding as of May 31, 2010	915	$19.81

We did not grant shares of restricted stock during the first three months of fiscal 2011 or 2010.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

We realized related tax benefits of $7.1 million from the vesting of restricted stock in the first three months of fiscal 2011 and $3.9 million in the first three months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $4.6 million as of May 31, 2010.  These costs are expected to be recognized over a weighted average period of 0.8 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	395	$16.34
Stock units granted	277	$36.24
Stock units vested and converted	(3)	$16.34
Stock units cancelled	(2)	$16.34
Outstanding as of May 31, 2010	667	$24.61

For the three-month periods ended May 31, 2010 and 2009, we granted MSUs of 277,066 units and 405,872 units, respectively.  The fixed fair values per share at the date of grant for MSUs granted during the three-month periods ended May 31, 2010 and 2009 were $36.24 and $16.34, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  The unrecognized compensation costs related to these nonvested MSUs totaled $12.0 million as of May 31, 2010.  These costs are expected to be recognized over a weighted average period of 2.2 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	916	$11.43
Stock units granted	689	$25.39
Stock units vested and converted	(2)	$13.30
Stock units cancelled	(22)	$14.02
Outstanding as of May 31, 2010	1,581	$17.48

During the first three months of fiscal 2011 and 2010, we granted RSUs of 688,880 units and 1,005,505 units, respectively.  The initial fair market values per share for the liability-classified RSUs granted during the first three months of fiscal 2011 and 2010 were $25.39 and $11.43, respectively.  The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of May 31, 2010
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,924	$18,464
Fiscal 2014	10,601	28,269
Total expected cash settlements	$17,525	$46,733

(1)	Net of estimated forfeitures.

11.	Net Earnings per Share

Our restricted stock awards are considered participating securities because they contain nonforfeitable rights to dividends and are included in the computation of earnings per share pursuant to the two-class method.  Nonvested MSUs and RSUs do not receive nonforfeitable dividend equivalent rights and are therefore not considered participating securities.  As RSUs are nonparticipating, non-equity instruments, they are excluded from net earnings per share calculations.

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended
	May 31
(In thousands except per share data)	2010	2009
Net earnings	$101,119	$28,748
Less net earnings allocable to restricted stock	536	304
Net earnings available for basic common shares	100,583	28,444
Adjustment for dilutive potential common shares	10	―
Net earnings available for diluted common shares	$100,593	$28,444

Weighted average common shares outstanding	222,221	218,004
Dilutive potential common shares:
Stock options	3,424	835
Stock-settled restricted stock units	534	1
Weighted average common shares and dilutive potential common shares	226,179	218,840
Basic net earnings per share	$0.45	$0.13
Diluted net earnings per share	$0.44	$0.13

For the quarter ended May 31, 2010 and 2009, weighted-average options to purchase 2,776,574 shares and 13,439,076 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive.

12.	Accumulated Other Comprehensive Loss

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses		Total
Balance as of February 28, 2010	$19,546	$	―	$19,546
Retirement plans:
Amortization recognized in net pension expense	(29)			(29)
Cash flow hedges:
Effective portion of changes in fair value			859	859
Balance as of May 31, 2010	$19,517		$859	$20,376

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred tax of $12.0 million as of May 31, 2010, and $11.5 million as of February 28, 2010.

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

In January 2010, the FASB issued an additional accounting pronouncement related to fair value measurement disclosures (FASB ASC Topic 820), which requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item on the consolidated balance sheets.  In addition, significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers will be required to be disclosed.  This provision of the pronouncement is effective for reporting periods beginning after December 15, 2009.  Accordingly, we adopted the provision as of March 1, 2010, with no significant transfers other than the effects of adopting ASU Nos. 2009-16 and 2009-17.  An additional provision, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity present information about purchases, sales, issuances and settlements on a gross basis instead of as one net number.  If applicable, we will include the additional required disclosures for our fiscal year beginning March 1, 2011.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 (“fiscal 2010”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percentages in tables may not total due to rounding.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2010, we operated 101 used car superstores in 47 markets, comprised of 35 mid-sized markets, 11 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated six new car franchises.  In fiscal 2010, we sold 357,129 used cars, representing 98% of the total 364,980 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection product (“GAP”) and vehicle repair service.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2010, we conducted auctions at 50 used car superstores.  During fiscal 2010, we sold 197,382 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party products.  ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary drivers for earnings growth will be vehicle unit sales growth, from both new stores and stores included in our comparable store base, as well as improvements in margins resulting from operational efficiencies.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

As a result of the weak economic and sales environment, in December 2008, we temporarily suspended store growth.  This suspension reduced our capital needs and growth-related costs.  Based on the improvements in our sales and profitability in fiscal 2010, as well as the increasing stability in the credit markets, we resumed store growth in fiscal 2011.  We opened three stores in fiscal 2011 and plan to open between three and five stores in fiscal 2012 and between five and ten stores in fiscal 2013.  We are still at a relatively early stage in the national rollout of our retail concept, and as of May 31, 2010, we had used car superstores located in markets that comprised approximately 46% of the U.S. population.

In the near term, our principal challenges are related to the weak economic conditions and the resulting high unemployment rate and relatively low levels of consumer confidence, all of which have contributed to a dramatic decline in industry-wide auto sales, when compared with pre-recessionary levels.  Longer term, we believe the principal challenges we face will include our ability to build our management bench strength to support our store growth and our ability to procure suitable real estate at favorable terms.  We staff each newly opened store with an experienced management team.  Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2011 First Quarter Highlights

▪
Net sales and operating revenues increased 23% to $2.26 billion from $1.83 billion in the first quarter of fiscal 2010, while net earnings increased 252% to $101.1 million, or $0.44 per share, compared with $28.7 million, or $0.13 per share, in the prior year period.

▪
Total used vehicle revenues increased 18% to $1.83 billion from $1.55 billion in the first quarter of fiscal 2010.  Comparable store used unit sales increased 9%, reflecting the benefit of a continuing gradual rebound in customer traffic, as well as the easy comparison with the prior year period.  Average used vehicle retail selling prices climbed 9%, primarily reflecting increases in our acquisition costs, which have been affected by the year-over-year increase in used vehicle wholesale values.

▪	We opened one used car superstore late in the first quarter, entering the Augusta, Georgia, market.
▪
Total wholesale vehicle revenues increased 85% to $316.5 million from $171.5 million in the prior year quarter.  Wholesale vehicle unit sales increased 52%, reflecting significant increases in both appraisal traffic and our appraisal buy rate, as well as the easy year-over-year comparison.  Average wholesale vehicle selling prices rose 22% primarily due to the strong wholesale industry pricing trends.

▪
Total gross profit increased 21% to $333.5 million from $276.2 million in the first quarter of fiscal 2010, reflecting the combination of the increase in unit sales plus an improvement in our total gross profit dollars per retail unit, which increased $325 to $3,236 per unit from $2,911 per unit in the corresponding prior year period.

▪
CAF reported income of $57.5 million compared with a loss of $21.6 million in the first quarter of fiscal 2010.  Results for the prior year period were reduced by adjustments totaling $40.4 million related to loans originated in previous fiscal periods.  CAF income in the first quarter of fiscal 2011 reflected the historically high spreads between interest rates charged to consumers and CAF’s funding costs experienced in the more recent term securitizations.  In addition, CAF’s provision for loan losses in the current year’s quarter reflected favorable trends in net charge-offs and a very high recovery rate relative to historical averages.  The lower-than-expected losses and the resulting adjustment to the allowance for loan losses related to future periods favorably affected net income by approximately $0.03 per share versus our expectations.

▪
Selling, general and administrative (“SG&A”) expenses increased 10% to $226.7 million from $206.2 million in the prior year quarter, compared with the 23% increase in total revenues.  The increase in SG&A primarily reflected the increase in sales commissions and other variable costs associated with the 9% increase in used unit sales, as well as the absence of the $0.02 per share litigation benefit reported in the prior year quarter.  In addition, we modestly increased our advertising spending per unit sold, and we incurred preopening costs in connection with the resumption of store growth this year.

▪
In the first quarter of fiscal 2011, $55.6 million of cash was provided by operating activities, while in the first quarter of fiscal 2010, $79.4 million of cash was used in operating activities.  Several factors contributed to the current period improvement, including the significant increase in net earnings, the reduction in the retained interest in securitized receivables and a more moderate increase in inventory.

CRITICAL ACCOUNTING POLICIES

Securitization Transactions.  As of March 1, 2010, we adopted ASU Nos. 2009-16 and 2009-17 (formerly Statements of Financial Accounting Standards Nos. 166 and 167, respectively) on a prospective basis.  Pursuant to these pronouncements, we now recognize all existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which results in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.  We also account for all transfers of auto loan receivables into our warehouse facilities on or after March 1, 2010, as secured borrowings.  As of March 1, 2010, we also amended our warehouse facility agreement in effect as of that date.  As a result, the receivables that were funded in the warehouse facility at that date were consolidated, along with the related non-recourse notes payable, at their fair value.  Also pursuant to these pronouncements, beginning in fiscal 2011, CAF income included in the consolidated statements of earnings no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses. See Notes 2, 3 and 4 for additional discussion of securitizations.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  These policies relate to revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended
	May 31
(In millions)	2010	%	2009	%
Used vehicle sales	$1,832.1	81.0	$1,549.3	84.5
New vehicle sales	50.9	2.3	48.6	2.6
Wholesale vehicle sales	316.5	14.0	171.5	9.3
Other sales and revenues:
Extended service plan revenues	41.4	1.8	34.6	1.9
Service department sales	26.3	1.2	26.6	1.5
Third-party finance fees, net	(5.3)	(0.2)	3.8	0.2
Total other sales and revenues	62.5	2.8	65.0	3.5
Total net sales and operating revenues	$2,261.9	100.0	$1,834.3	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended
	May 31
	2010	2009
Vehicle units:
Used vehicles	9%	(13)%
New vehicles	5%	(42)%
Total	9%	(14)%

Vehicle dollars:
Used vehicles	18%	(15)%
New vehicles	5%	(41)%
Total	18%	(16)%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended
	May 31
	2010	2009
Vehicle units:
Used vehicles	9%	(17)%
New vehicles	5%	(42)%
Total	8%	(18)%

Vehicle dollars:
Used vehicles	18%	(19)%
New vehicles	5%	(41)%
Total	18%	(20)%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended
	May 31
	2010	2009
Used car superstores, beginning of period	100	100
Superstore openings	1	―
Used car superstores, end of period	101	100

Used Vehicle Sales.  Our 18% increase in used vehicle revenues in the first quarter of fiscal 2011 resulted from a 9% increase in unit sales combined with a 9% increase in average retail selling price.  The 9% increase in comparable store used unit sales was equal to the 9% increase in used unit sales since substantially all of our stores were included in the comparable store base during the first quarter of fiscal 2011.  The increase in comparable store unit sales primarily reflected the benefit of a continuing gradual rebound in customer traffic, as well as the easy comparison with the prior year period, when comparable store used unit sales declined 17%.  Sales execution remained strong in the first quarter, as our stores were able to maintain the recent gains in the sales conversion rate.  The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values.

New Vehicle Sales.  Compared with the corresponding prior year period, new vehicle revenues increased 5% in the first quarter of fiscal 2011.  The improvement was entirely attributable to an increase in unit sales.  Sales volume growth was partially offset by reduced sales volumes at our Chevrolet franchise, which is one of the many franchises being terminated by General Motors.  Given the small number of franchises we operate, our new car operations represent only 2% of our total net sales and operating revenues.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 85% increase in wholesale vehicle revenues in the first quarter of fiscal 2011 resulted from a 52% increase in wholesale unit sales and a 22% increase in average wholesale selling price.  The increase in unit sales reflected significant increases in both appraisal traffic and our appraisal buy rate, as well as the easy comparison with the prior year period, when wholesale unit sales declined 25%.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers had a favorable effect on the buy rate.  The improvement in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP, service department sales and net third-party finance fees.  In the first quarter of fiscal 2011, other sales and revenues declined 4% from the prior year’s quarter.  Extended service plan revenues increased 20%, reflecting both the growth in our retail vehicle sales and the fiscal 2010 rollout of GAP.  However, this increase was more than offset by the decline in net third-party finance fees.  The change in third-party finance fees primarily reflected a mix shift among providers, including a significant increase in the percentage of vehicles financed by our subprime finance provider.  The third-party provider who purchases subprime financings purchases these loans at a discount, and subprime finance penetration was approximately 9% of retail unit sales in the first quarter of fiscal 2011 compared with approximately 4% in the prior year period.  We believe the increase in subprime penetration was due in part to the tightening of lending standards by our third-party non-prime finance providers over the last year that caused an increased percent of finance applications to be routed to the subprime provider.

Our previously announced agreement with Santander Consumer USA was renewed on favorable terms.  Under this agreement, Santander is purchasing a large portion of the loans that CAF would have originated prior to CAF’s tightening of lending standards in 2009.  This agreement will now automatically renew for 90-day periods unless terminated in advance by either party.

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

Supplemental Sales Information.

UNIT SALES

	Three Months Ended
	May 31
	2010	2009	Change
Used vehicles	100,925	92,863	9%
New vehicles	2,134	2,031	5%
Wholesale vehicles	64,359	42,226	52%

AVERAGE SELLING PRICES

	Three Months Ended
	May 31
	2010	2009	Change
Used vehicles	$17,964	$16,489	9%
New vehicles	$23,721	$23,773	― %
Wholesale vehicles	$4,786	$3,936	22%

RETAIL VEHICLE SALES MIX

	Three Months Ended
	May 31
	2010	2009
Vehicle units:
Used vehicles	98%	98%
New vehicles	2%	2%
Total	100%	100%

Vehicle dollars:
Used vehicles	97%	97%
New vehicles	3%	3%
Total	100%	100%

As of May 31, 2010, we operated a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, would be terminated no later than October 2010.  By this date, we expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise.  We do not expect this franchise termination to have a material effect on sales or earnings.

GROSS PROFIT

	Three Months Ended
	May 31
(In millions)	2010	2009	Change
Used vehicle gross profit	$223.2	$185.8	20%
New vehicle gross profit	1.5	$1.1	43%
Wholesale vehicle gross profit	60.7	$38.2	59%
Other gross profit	48.1	$51.2	(6)%
Total gross profit	$333.5	$276.2	21%

GROSS PROFIT PER UNIT

	Three Months Ended
	May 31
	2010			2009
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,212	12.2		$2,001	12.0
New vehicle gross profit	$724	3.0		$532	2.2
Wholesale vehicle gross profit	$942	19.2		$904	22.3
Other gross profit	$467	77.0		$539	78.8
Total gross profit	$3,236	14.7		$2,911	15.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 20% to $223.2 million from $185.8 million in the first quarter of fiscal 2010, reflecting the combination of an 11% improvement in used vehicle gross profit dollars per unit and the 9% increase in used unit sales.  Used vehicle gross profit per unit increased $211 to $2,212 per unit compared with $2,001 per unit in the prior year quarter.  The improvement in gross profit per unit resulted from a combination of factors, including a year-over-year increase in the percentage of retail vehicles sourced directly from consumers through our appraisal process, the support provided by the continued strength in wholesale industry valuations, benefits realized from our initiatives to reduce vehicle reconditioning costs and our strong inventory turns.

New Vehicle Gross Profit.  Our new vehicle gross profit increased to $1.5 million from $1.1 million in the first quarter of fiscal 2010, reflecting an improvement in new vehicle gross profit dollars per unit and the 5% increase in new vehicle unit sales.  New vehicle gross profit per unit increased $192 to $724 per unit from $532 per unit in the prior year quarter.  In the first quarter of last year, our new vehicle gross profit per unit for our two Chrysler franchises was adversely affected by the Chrysler bankruptcy, which resulted in a sharp drop in traffic at this manufacturer’s franchises and our decision to cut selling prices and margins in order to reduce our Chrysler new vehicle inventory.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit increased 59% to $60.7 million from $38.2 million in the first quarter of fiscal 2010, reflecting the combination of the 52% increase in wholesale unit sales and a 4% improvement in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $38 to $942 per unit compared with $904 per unit in the prior year period, primarily reflecting the higher year-over-year wholesale pricing environment.  We continued to achieve strong dealer attendance and car-to-dealer ratios at our wholesale auctions.

Other Gross Profit.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by the third-party providers.  In the case of the subprime finance providers, it represents the discount associated with these loans.  Other gross profit declined 6% to $48.1 million from $51.2 million in the first quarter of fiscal 2010.  Other gross profit per unit decreased $72, or 13%, to $467 per unit compared with $539 per unit in the prior year quarter.  ESP gross profit benefited from the increase in used unit sales and the contribution from our new GAP product.  However, this increase was more than offset by the reduction in net third-party finance fees, which was adversely affected by the mix shift among providers.

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

During fiscal 2010, we experienced a period of strong appreciation in used vehicle wholesale pricing.  In the first quarter of fiscal 2011, we experienced seasonal appreciation slightly above historical levels.  We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity.  The appreciation also reflected a rebound in pricing compared with the severe depreciation in wholesale industry pricing experienced in fiscal 2009.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.

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

CAF provides financing for qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related cost of funds.  Substantially all of the loans originated by CAF are funded through securitization transactions.

As described in the Critical Accounting Policies section of this MD&A, as of March 1, 2010, we adopted ASU Nos. 2009-16 and 2009-17 on a prospective basis.  Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.

COMPONENTS OF CAF INCOME (LOSS)

	Three Months Ended May 31
(In millions)	2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income	$99.8	9.7		$	―	―
Servicing fee income	0.9	0.1			10.4	1.0
Interest income on retained interest in securitized receivables	1.6	0.2			16.4	1.6
Total managed portfolio income	102.3	9.9			26.8	2.7

Gain (loss):
Gain on sales of loans originated and sold (2)	―	―			3.1	0.7
Other gains (losses)	2.6	0.3			(40.4)	―
Total gain (loss)	2.6	0.3			(37.3)	―

Expenses:
Interest expense	35.2	3.4			―	―
Provision for loan losses	0.9	0.1			―	―
Payroll and fringe benefit expense	5.2	0.5			5.1	0.5
Other direct CAF expenses	6.1	0.6			6.0	0.6
Total expenses	47.4	4.6			11.1	1.1
CarMax Auto Finance income (loss)	$57.5	5.6			$(21.6)	(2.2)

Total average managed receivables, principal only	$4,123.0				$4,002.6
Net loans originated	$535.4				$468.5
Loans originated and sold	―				$460.5

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

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

Fiscal 2011.  CAF reported income of $57.5 million in the first quarter of fiscal 2011.  The profit in the first quarter was driven largely by the spread between interest and fee income charged to consumers and our funding costs, as well as favorability in our provision for loan losses.

NET INTEREST INCOME

	Three Months Ended
	May 31
(In millions)	2010	% (1)
Interest and fee income	$99.8	9.7
Interest expense	(35.2)	(3.4)
Net interest income	64.6	6.3
Provision for loan losses	(0.9)	(0.1)
Net interest income after provision for loan losses	$63.7	6.2

Total average managed receivables, principal only	$4,123.0

(1)	Annualized percent of total average managed receivables, principal only.

Net interest income before the provision for loan losses, which reflects the spread between the interest charged to consumers and our funding costs, was 6.3% of total average managed receivables, principal only, in the first quarter.  This spread was favorably impacted by the following factors:

•
Over the last several quarters the spread between benchmark interest rates and consumer rates has remained wide relative to historical averages.  Further, the dramatic improvement in credit spreads in the term securitization market has favorably affected the spread between the interest rates charged to customers and our related cost of funds.

•
We typically use interest rate swaps to hedge our interest rate risk while the receivables are in the warehouse facilities and unwind these swaps when the receivables are refinanced in a term securitization.  Prior to March 1, 2010, these interest rate swaps were not designated as hedges for accounting purposes.  The gain or loss realized on the swap unwinds was recognized in CAF income at the time of the term securitization with a largely offsetting gain or loss in the residual value of the securitized receivables.  Because we have been in a declining interest rate environment for several consecutive quarters, we incurred significant cash outflows to unwind these hedges in prior years; however, in the first quarter we benefited from lower funding costs.

•
Prior to March 1, 2010, certain securitization costs such as underwriting, rating agency fees and legal expenses were expensed at the time of the securitization.  Under the new accounting pronouncements adopted March 1, 2010, these costs are being capitalized and amortized over the term of the related securitizations.

Additionally, as noted below, the provision for loan losses benefited from lower than anticipated net charge-offs in the first quarter of fiscal 2011 and favorable adjustments to the allowance for loan losses.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010.  Other gains or losses in the first quarter of fiscal 2011 primarily reflected favorable derivative valuations.

ALLOWANCE FOR LOAN LOSSES

(In millions)
Balance as of March 1, 2010	$58.6
Net charge-offs	(9.1)
Provision for loan losses	0.9
Balance as of May 31, 2010	$50.4

Annualized net charge-offs as a percentage of total average managed receivables, principal only	0.88%
Ending allowance for loan losses as a percentage of ending managed receivables	1.21%

Total average managed receivables, principal only	$4,123.0
Ending managed receivables	$4,155.2

The allowance for loan losses represents an estimate as of the applicable reporting date of the net losses in the loan portfolio anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the underlying economic environment.  The provision for loan losses is the periodic cost of maintaining an adequate allowance.  The allowance for loan losses as of March 1, 2010, was established as a part of adopting ASU No. 2009-16.

The decrease in the allowance from $58.6 million, or 1.4% of ending managed receivables, as of March 1, 2010, to $50.4 million, or 1.2% of ending managed receivables, as of May 31, 2010, reflected the favorable trends in net charge-offs and the record high recovery rate relative to historical norms.  Net charge-offs in the first quarter were significantly lower than both our projections and prior year trends.  The lower-than-expected losses and the resulting adjustment to the provision for loan losses related to future periods favorably affected net income in the first quarter of fiscal 2011 by approximately $0.03 per share versus our expectations.

Fiscal 2010.  Prior to March 1, 2010, securitization transactions were accounted for as sales.  A gain, recorded at the time of securitization, resulted from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The gain on sales of loans originated and sold included both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that were incurred in the same fiscal period that the loans were originated.  Other losses included the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods.  In addition, other losses included the effects of new term securitizations, changes in the valuation of retained subordinated bonds and the repurchase and resale of receivables in existing term securitizations, as applicable.  Other income consisted of servicing fee income on securitized receivables and interest income.  Interest income included the effective yield on the retained interest, as well as interest income earned on retained subordinated bonds.

CAF reported a loss of $21.6 million in the first quarter of fiscal 2010.  These CAF results were reduced by $40.4 million of adjustments related to loans originated in previous fiscal periods.  These adjustments included:

•
A $57.6 million reduction related to increased funding costs for the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the end of fiscal 2009.  This amount included the increase in funding costs for the $1 billion of auto loan receivables that were refinanced in a term securitization in April 2009, as well as our estimate of the increase in funding cost for the remaining $215 million of receivables that were still in the warehouse facility at the end of the first quarter.

•
$17.2 million of favorable adjustments, including $12.3 million of favorable mark-to-market adjustments on retained subordinated bonds, decreases in prepayment rate assumptions and minor revisions to other assumptions.

Excluding these adjustments CAF income was $18.8 million in the first quarter of fiscal 2010.  CAF’s gain on sales of loans originated and sold was $3.1 million in the first quarter of fiscal 2010 reflecting a higher estimated cost of funding in the warehouse facility, a decline in loan origination volume, and the use of a 19% discount rate assumption.

In the first quarter in fiscal 2010, we anticipated that the warehouse facility funding costs would increase when the facility was renewed or replaced in July 2009.  We reflected these estimated higher warehouse costs in the gain recognized on all loans originated and sold in the first quarter of fiscal 2010, as well as the $215 million of loans originated in prior periods which remained in the warehouse facility as of May 31, 2009.

PAST DUE ACCOUNT INFORMATION

	As of May 31		As of February 28
(In millions)	2010	2009	2010	2009
Ending managed receivables	$4,155.2	$4,040.9	$4,112.7	$3,986.7

Accounts 31+ days past due	$133.0	$125.6	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	3.20%	3.11%	3.24%	2.96%

CREDIT LOSS INFORMATION

	Three Months Ended
	May 31
(In millions)	2010	2009
Net credit losses on managed receivables	$9.1	$12.7
Total average managed receivables, principal only	$4,123.0	$4,002.6
Annualized net credit losses as a percentage of total average managed receivables, principal only	0.88%	1.27%
Average recovery rate	55.7%	48.5%

Past due accounts as a percentage of ending managed receivables were comparable to the same period in fiscal 2010.  Annualized net credit losses as a percentage of total average managed receivables, principal only, decreased significantly compared to the first quarter of the prior year.  We believe the decrease was the result of several factors including our credit tightening implemented in fiscal 2010 and strong recovery rates.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from a low of 42% to a high of 51%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  SG&A expenses increased 10% to $226.7 million from $206.2 million in the prior year’s first quarter, compared with the 23% increase in total revenues.  The increase in SG&A primarily reflected the increase in sales commissions and other variable costs associated with the 9% increase in used unit sales, as well as the absence of the $0.02 per share litigation benefit reported in the prior year quarter.  In addition, we modestly increased our advertising spending per unit sold, and we incurred preopening costs in connection with the resumption of store growth in fiscal 2011.  The SG&A ratio improved to 10.0% in the first quarter of fiscal 2011 compared with 11.2% in the prior year quarter, reflecting the leverage associated with the increases in both average selling prices and unit sales.

Income Taxes.  The effective income tax rate was 38.5% in the first quarter of fiscal 2011 compared with 39.5% in the first quarter of fiscal 2010.  The higher effective tax rate in fiscal 2010 was primarily due to an increase in tax reserves in that year.

OPERATIONS OUTLOOK

Planned Superstore Openings.  During the first quarter of fiscal 2011, we opened one used car superstore, entering the Augusta, Georgia, market.  In mid-June 2010, we opened the two remaining new stores planned for fiscal 2011, in Cincinnati and Dayton, Ohio.  All three of these stores were constructed in fiscal 2009, but we chose not to open them until market conditions improved.  We currently plan to open between three and five stores in fiscal 2012 and between five and ten stores in fiscal 2013.

Capital Expenditures.  We currently estimate gross capital expenditures will total approximately $90 million in fiscal 2011.  Compared with the $22.4 million of capital spending in fiscal 2010, the increase in planned fiscal 2011 expenditures reflects real estate acquisitions and construction costs associated with the resumption of store growth, as well as information technology and reconditioning equipment upgrades.

Fiscal 2011 Expectations.  At the beginning of fiscal 2011, we provided one-time guidance on CAF income in order to assist investors with the transition in the securitization accounting rules.  However, we will neither be providing nor updating this guidance on a going-forward basis, as is consistent with our current earnings guidance practice.

FINANCIAL CONDITION

Liquidity and Capital Resources.  The combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement represent non-cash transactions, and thus the reported cash flow information for the first quarter of fiscal 2011 takes into account the effect of these and other related reclassifications and adjustments.

Operating Activities.  In the first quarter of fiscal 2011, $55.6 million of cash was provided by operating activities, while in the first quarter of fiscal 2010, $79.4 million of cash was used in operating activities.  Several factors contributed to the current period improvement, including the significant increase in net earnings, the reduction in the retained interest in securitized receivables and a more moderate increase in inventory.

The retained interest in securitized receivables declined by $43.7 million during the first quarter of fiscal 2011 compared with an increase of $85.0 million during the first quarter of fiscal 2010.  In May 2010, we repurchased the remaining portion of the receivables that were funded in the existing warehouse facility as of March 1, 2010, and we resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified.  The increase in fiscal 2010 was primarily the result of our retaining subordinated bonds in the April 2009 term securitization.  In conjunction with the change in accounting for securitized receivables, as of March 1, 2010, we consolidated the auto loan receivables, net of an allowance for loan losses, on our consolidated balance sheets.  The net auto loan receivables increased by $93.8 million during the first quarter of fiscal 2011, reflecting the combination of an increase in managed receivables during this period and the reclassification of amounts previously included in the retained interest in securitized receivables.

As of May 31, 2010, total inventory was $894.7 million, representing an increase of $51.5 million, or 6%, compared with the balance at the start of the fiscal year.  This increase in inventory reflected a 5% increase in used vehicle units in inventory compared with February 28, 2010, combined with the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values.  The increase in used vehicle inventory units included additional units to support the 9% comparable store used unit sales growth, as well as the store openings in May and mid-June 2010.  As of May 31, 2009, total inventory was $781.1 million, representing an increase of $77.9 million, or 11%, compared with the balance at the start of that fiscal year.  This increase reflected our below-target inventory level at the start of fiscal 2010, a sequential improvement in customer traffic and sales in the first quarter of fiscal 2010 compared with the fourth quarter of fiscal 2009 and rising vehicle acquisition costs.

We utilize derivative instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates.  Prior to March 1, 2010, no derivative instruments were designated as accounting hedges, as we believed this treatment was best aligned with our use of gain-on-sale accounting.  In conjunction with the adoption of the new accounting for securitized receivables as of the beginning of fiscal 2011, we have begun to enter into derivative instruments designated as cash flow hedges of interest rate risk, as we believe this treatment is better aligned with our current accounting policies.

Investing Activities.  In the first quarter of fiscal 2011, $4.3 million of cash was provided by investing activities, while in the first quarter of fiscal 2010, $5.4 million of cash was used in investing activities.  Capital expenditures in both periods were relatively minor, reflecting the temporary suspension of store growth between December 2008 and the start of fiscal 2011.  We incurred no material capital expenditures in the first quarter of fiscal 2011 related to the three stores opened in May and June 2010, as these stores were originally constructed in fiscal 2009.  In the first quarter of fiscal 2011, cash provided by investing activities included the benefit of a net reduction in various restricted cash balances of $13.5 million.

Historically, capital expenditures have been funded with internally generated funds, long-term debt and sale-leaseback transactions.  As of May 31, 2010, we owned 43 superstores currently in operation, the 2 superstores that were opened in June 2010 and our home office in Richmond, Virginia.  In addition, five superstores were accounted for as capital leases.

Financing Activities.  During the first quarter of fiscal 2011, net cash used in financing activities totaled $64.5 million, including a reduction in total debt of $72.2 million.  During the first quarter of fiscal 2010, net cash provided by financing activities totaled $77.8 million, including an increase in total debt of $80.5 million.

As of May 31, 2010, we had total debt of $3.90 billion, consisting of $58.6 million outstanding under our revolving credit facility, $27.9 million of capitalized leases and $3.82 billion of non-recourse notes payable issued in connection with the securitized auto loan receivables.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  We do, however, continue to have the rights associated with our retained interests in these securitization vehicles.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.

We have a $700 million revolving credit facility, which expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2010, based on then-current inventory levels, we had additional borrowing capacity of $616.7 million under the credit facility.  The outstanding balance as of May 31, 2010, included $0.2 million classified as short-term debt and $58.4 million classified as current portion of long-term debt.  We classified $58.4 million as current portion of long-term debt based on our expectation that this balance will not remain outstanding for more than one year.

As of May 31, 2010, the total warehouse facility limit was $1.2 billion.  At that date, $795.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $405.0 million.  During the first quarter of fiscal 2011, we entered into a second warehouse facility in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  As of May 31, 2010, $800 million of the warehouse facility limit will expire in August 2010 and $400 million will expire in February 2011.  We anticipate that we will be able to enter into new, or renew or expand, existing funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Notes 4 and 9 include additional discussion of the warehouse facilities.

We had cash and cash equivalents of $13.7 million as of May 31, 2010, compared with $133.6 million as of May 31, 2009.  Starting in the second half of fiscal 2009, we believed it was prudent to maintain a cash balance in excess of our operating requirements due to the unprecedented conditions in the credit markets.  Given the subsequent stabilization in the financial sector, we elected to resume maintaining a more normalized cash level starting in the latter half of fiscal 2010.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Fair Value Measurements.  We report money market securities, retained interest in securitized receivables and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general U.S. or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including the availability and cost of financing auto loan receivables.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used or new vehicles.
▪	A reduction in the availability or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	The loss of key employees from our store, regional and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 38 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission ("SEC").  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 28, 2010.  For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2010.

Item 4.	Controls and Procedures

Disclosure. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, with the participation of the CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period.

Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2010, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10-K.

Item 6.	Exhibits

10.1
Amendment No. 3 to the Credit Agreement, dated May 12, 2010, by and among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax, various Lenders named therein, and Bank of America N.A., as Administrative Agent, filed herewith.

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
Keith D. Browning
Executive Vice President and
Chief Financial Officer

July 12, 2010

EXHIBIT INDEX

10.1
Amendment No. 3 to the Credit Agreement, dated May 12, 2010, by and among CarMax, Inc., CarMax Auto Superstores, Inc., various subsidiaries of CarMax, various Lenders named therein, and Bank of America N.A., as Administrative Agent, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.