Form 10-Q
period 2010-09-10
CARMAX INC
filed 2010-10-12
CIK 1170010

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2010

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

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010
Common Stock, par value $0.50	224,854,703

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 44.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31						Six Months Ended August 31
	2010	(1)%	(2)	2009	%	(2)	2010	(1)%	(2)	2009	%	(2)

Sales and operating revenues:
Used vehicle sales	$1,889,598	80.7		$1,706,616	82.2		$3,721,664	80.8		$3,255,891	83.3
New vehicle sales	51,057	2.2		63,206	3.0		101,955	2.2		111,759	2.9
Wholesale vehicle sales	329,889	14.1		236,991	11.4		646,378	14.0		408,487	10.4
Other sales and revenues	71,336	3.0		69,858	3.4		133,795	2.9		134,834	3.4
Net sales and operating revenues	2,341,880	100.0		2,076,671	100.0		4,603,792	100.0		3,910,971	100.0
Cost of sales	1,992,762	85.1		1,762,122	84.9		3,921,126	85.2		3,320,185	84.9
Gross profit	349,118	14.9		314,549	15.1		682,666	14.8		590,786	15.1
CarMax Auto Finance income	52,604	2.2		72,130	3.5		110,099	2.4		50,494	1.3
Selling, general and administrative
expenses	225,236	9.6		218,122	10.5		451,928	9.8		424,347	10.9
Interest expense	1,413	0.1		1,348	0.1		1,485	―		2,414	0.1
Interest income	102	―		190	―		182	―		373	―
Earnings before income taxes	175,175	7.5		167,399	8.1		339,534	7.4		214,892	5.5
Income tax provision	67,290	2.9		64,428	3.1		130,530	2.8		83,173	2.1
Net earnings	$107,885	4.6		$102,971	5.0		$209,004	4.5		$131,719	3.4

Weighted average common shares:
Basic	222,857			218,747			222,539			218,376
Diluted	226,132			221,334			226,155			220,087

Net earnings per share:
Basic	$0.48			$0.47			$0.93			$0.60
Diluted	$0.48			$0.46			$0.92			$0.59

(1)	Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.
(2)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	August 31, 2010 (1)	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$55,163	$18,278
Restricted cash from collections on auto loan receivables	166,574	―
Accounts receivable, net	65,982	99,434
Auto loan receivables held for sale	―	30,578
Retained interest in securitized receivables	―	552,377
Inventory	929,170	843,133
Deferred income taxes	8,829	5,595
Other current assets	8,854	7,017

Total current assets	1,234,572	1,556,412

Auto loan receivables, net	4,262,590	―
Property and equipment, net	880,197	893,453
Deferred income taxes	100,554	57,234
Other assets	99,266	49,092

TOTAL ASSETS	$6,577,179	$2,556,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,997	$253,267
Accrued expenses and other current liabilities	92,144	94,557
Accrued income taxes	15,499	6,327
Short-term debt	565	883
Current portion of long-term debt	681	122,317
Current portion of non-recourse notes payable	139,952	―

Total current liabilities	485,838	477,351

Long-term debt, excluding current portion	28,747	27,371
Non-recourse notes payable, excluding current portion	3,867,045	―
Other liabilities	126,546	117,887

TOTAL LIABILITIES	4,508,176	622,609

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, $0.50 par value; 350,000,000 shares authorized;
223,817,644 and 223,065,542 shares issued and outstanding
as of August 31, 2010, and February 28, 2010, respectively	111,909	111,533
Capital in excess of par value	771,452	746,134
Accumulated other comprehensive loss	(25,589)	(19,546)
Retained earnings	1,211,231	1,095,461

TOTAL SHAREHOLDERS’ EQUITY	2,069,003	1,933,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,577,179	$2,556,191

(1)
Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.  Pursuant to these pronouncements, we recognize (a) all transfers of auto loan receivables into term securitizations and (b) transfers of auto loan receivables into our warehouse facilities on or after March 1, 2010, as secured borrowings.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended August 31
	2010	2009

Operating Activities:
Net earnings	$209,004	$131,719
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	29,048	29,579
Share-based compensation expense	21,957	22,654
Provision for loan losses	9,883	―
Loss on disposition of assets	316	276
Deferred income tax provision (benefit)	10,304	(17,711)
Net decrease (increase) in:
Accounts receivable, net	13,077	(3,234)
Auto loan receivables held for sale, net	―	(15,931)
Retained interest in securitized receivables	43,746	(137,858)
Inventory	(86,037)	(86,924)
Other current assets	(4,702)	(81)
Auto loan receivables, net	(228,878)	―
Other assets	(4,688)	1,152
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(26,102)	35,365
Other liabilities	3,606	(10,295)
Net cash used in operating activities	(9,466)	(51,289)

Investing Activities:
Capital expenditures	(15,232)	(14,328)
Proceeds from sales of assets	―	50
Insurance proceeds related to damaged property	―	447
Increase in restricted cash from collections on auto loan receivables	(3,966)	―
Increase in restricted cash in reserve accounts	(8,680)	―
Releases of restricted cash from reserve accounts	7,028	―
Sales (purchases) of money market securities, net	1	(2,196)
Sales of investments available-for-sale	―	2,200
Net cash used in investing activities	(20,849)	(13,827)

Financing Activities:
(Decrease) increase in short-term debt, net	(318)	1,059
Issuances of long-term debt	243,300	386,000
Payments on long-term debt	(365,299)	(344,598)
Issuances of non-recourse notes payable	1,873,000	―
Payments on non-recourse notes payable	(1,692,413)	―
Equity issuances, net	6,387	3,819
Excess tax benefits from share-based payment arrangements	2,543	586
Net cash provided by financing activities	67,200	46,866

Increase (decrease) in cash and cash equivalents	36,885	(18,250)
Cash and cash equivalents at beginning of year	18,278	140,597
Cash and cash equivalents at end of period	$55,163	$122,347

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

Cash and Cash Equivalents.  Cash equivalents of $46.8 million as of August 31, 2010, and $0.5 million as of February 28, 2010, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $166.6 million as of August 31, 2010, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

Securitizations.  As of March 1, 2010, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Nos. 2009-16 and 2009-17 (formerly Statements of Financial Accounting Standards (“SFAS”) Nos. 166 and 167, respectively) with prospective application.  ASU No. 2009-16 amended FASB Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing,” and ASU No. 2009-17 amended FASB ASC Topic 810, “Consolidation.”  ASU No. 2009-16 removed the concept of a qualifying special-purpose entity (“QSPE”) from Topic 860 and removed the provision within Topic 810 exempting these entities from consolidation.  These pronouncements also clarified the requirements for isolation and the limitations on the portions of financial assets that are eligible for sale accounting treatment.

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

The table below shows the combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement on our February 28, 2010, consolidated balance sheets:

(In thousands)	Increase (Decrease)
Current Assets:
Restricted cash from collections on auto loan receivables	$162,608
Accounts receivable, net	(20,375)
Auto loan receivables held for sale	(30,578)
Retained interest in securitized receivables	(508,631)
Total Current Assets	(396,976)
Auto loan receivables, net (1)(2)	4,043,595
Deferred income taxes	54,850
Other assets	43,835
TOTAL ASSETS	$3,745,304
Current Liabilities:
Accounts payable	$6,544
Accrued expenses and other current liabilities	5,584
Current portion of non-recourse notes payable (1)	134,798
Total Current Liabilities	146,926
Non-recourse notes payable (1)(2)	3,691,612
TOTAL LIABILITIES	3,838,538
TOTAL SHAREHOLDERS’ EQUITY	(93,234)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,745,304

(1)	The assets and liabilities of the term securitization trusts are separately presented on the face of the consolidated balance sheets, as required by ASU No. 2009-17.
(2)
In addition to the accounting change, this line includes the impact from the amendment to our existing warehouse facility agreement resulting in $331.0 million of receivables, along with the related non-recourse notes payable, being consolidated.

The adjustments in the above table include the following items:

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

Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.  See Notes 3 and 4 for additional information on securitizations.

Auto Loan Receivables.  Auto loan receivables, net of an allowance for loan losses, include amounts due from customers primarily related to used retail vehicle sales financed through CAF.  The allowance for loan losses represents an estimate of the amount of losses inherent in the loan portfolio as of the reporting date.  The allowance is primarily based on the credit quality of the underlying receivables, historical trends and forecasted forward loss curves.  Management also takes into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic cost of maintaining an adequate allowance.  See Note 4 for additional information on auto loan receivables.

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets.  Where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional information on derivative instruments and hedging activities.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors. Restricted cash on deposit in reserve accounts was $45.5 million as of August 31, 2010.  Prior to March 1, 2010, the amount on deposit in reserve accounts was a component of retained interest in securitized receivables.  See Note 4 for additional information on securitizations.

The restricted investments are held to support letters of credit associated with liability insurance programs and were $30.7 million as of August 31, 2010, and February 28, 2010.

Recent Accounting Pronouncements.  In January 2010, the FASB issued an additional accounting pronouncement related to fair value measurement disclosures (FASB ASC Topic 820), which requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item on the consolidated balance sheets.  In addition, significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers will be required to be disclosed.  This provision of the pronouncement is effective for reporting periods beginning after December 15, 2009.  Accordingly, we adopted the provision as of March 1, 2010, with no significant transfers other than the effects of adopting ASU Nos. 2009-16 and 2009-17.  An additional provision, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity present information about purchases, sales, issuances and settlements on a gross basis instead of as one net number.  If applicable, we will include the additional required disclosures for our fiscal year beginning March 1, 2011.

In July 2010, the FASB issued an additional accounting pronouncement related to receivables (FASB ASC Topic 310), which requires additional disclosure about a company’s allowance for credit losses and the credit quality of the company’s financing receivables.  For disclosures as of the end of a reporting period, this pronouncement is effective for reporting periods ending after December 15, 2010.  We will include additional required disclosures in our annual report for our fiscal year ending February 28, 2011.  For disclosures about activity that occurs during a reporting period, this pronouncement is effective for reporting periods beginning after December 15, 2010.  We will include additional required disclosures for our fiscal year beginning March 1, 2011.

3.	CarMax Auto Finance Income

	Three Months Ended August 31							Six Months Ended August 31
(In millions)	2010		% (1)		2009	%	(1)		2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income		$107.5	10.2	$	―	―			$207.3	10.0		$	―	―
Servicing fee income		―	―		10.4	1.0			0.9	0.0			20.9	1.0
Interest income on retained
interest in securitized receivables		―	―		16.3	1.6			1.6	0.1			32.7	1.6
Total managed portfolio income		107.5	10.2		26.7	2.6			209.8	10.1			53.6	2.7

(Loss) Gain:
Gain on sales of loans originated and sold (2)		―	―		19.9	4.2			―	―			24.7	2.6
Other (losses) gains		(0.1)	(0.0)		36.2				2.5	0.1			(6.0)
Total (loss) gain		(0.1)	(0.0)		56.1				2.5	0.1			18.7

Expenses:
Interest expense		35.3	3.4		―	―			70.4	3.4			―	―
Provision for loan losses		9.0	0.9		―	―			9.9	0.5			―	―
Payroll and fringe benefit expense		5.0	0.5		5.1	0.5			10.3	0.5			10.1	0.5
Other direct CAF expenses		5.5	0.5		5.6	0.6			11.6	0.6			11.7	0.6
Total expenses		54.8	5.2		10.7	1.1			102.2	4.9			21.8	1.1
CarMax Auto Finance income		$52.6	5.0		$72.1	7.1			$110.1	5.3			$50.5	2.5

Total average managed receivables, principal only		$4,205.4			$4,043.4				$4,164.2				$4,023.0
Net loans originated		$600.8			$478.6				$1,136.2				$947.1
Loans originated and sold	$	―			$475.2			$	―				$935.7

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

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

We maintain a revolving securitization program comprised of two separate warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors (“bank conduits”).  The bank conduits issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to finance the securitized receivables.

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

Effective March 1, 2010, all transfers of auto loan receivables related to the warehouse facilities are accounted for as secured borrowings.  These transfers represent only a portion of the auto loan receivables and this portion does not meet the definition of a participating interest because our interest in the transferred receivables is subordinate to the interest of the investors in the bank conduits.

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

With the removal of the QSPE consolidation exemption from Topic 810, effective March 1, 2010, we are required to evaluate the term securitization trusts for consolidation.  In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the receivables.  In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant.  Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them, effective March 1, 2010.  The auto loan receivables securitized through the term securitization trusts were consolidated at their unpaid principal balances as of that date, net of an allowance for loan losses, along with the related non-recourse notes payable to the investors.

See Note 2 for a summary of the combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement.

AUTO LOAN RECEIVABLES, NET

	As of August 31		As of February 28
(In millions)	2010	2009	2010	2009
Warehouse facilities (1)	$718.0	$575.0	$331.0	$1,215.0
Term securitizations (1)	3,404.1	3,334.7	3,615.6	2,616.9
Loans held for investment	―	136.9	135.5	145.1
Loans held for sale	―	25.7	30.6	9.7
Other receivables (2)	156.7	―	―	―
Total ending managed receivables	4,278.8	$4,072.3	$4,112.7	$3,986.7
Accrued interest and fees	23.6
Other	6.8
Less allowance for loan losses	(46.6)
Auto loan receivables, net	$4,262.6

(1)	Amounts were off-balance sheet prior to March 1, 2010.
(2)	Other receivables includes required excess receivables and receivables not funded through the warehouse facilities.

Retained Interest.  Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales.  When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized.  The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds.  As of August 31, 2010, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

As part of the adoption of ASU Nos. 2009-16 and 2009-17, as of March 1, 2010, any retained interest related to term securitizations was either eliminated or reclassified, generally to auto loan receivables, accrued interest receivable or restricted cash.  On March 1, 2010, we also amended our existing warehouse facility agreement.  However, this did not result in the elimination or reclassification of the retained interest related to the receivables that were funded in the warehouse facility as of that date.  In May 2010, we repurchased the remaining portion of those receivables and resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified.  See Note 9 for additional information on our warehouse facilities.

Fiscal 2010 Securitization Information

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

Interest-Only Strip Receivables.  Interest-only strip receivables represented the present value of residual cash flows we expected to receive over the life of the securitized receivables.  The value of these receivables was determined by estimating the future cash flows using our assumptions of key factors, such as finance charge income, loss rates, prepayment rates, funding costs and discount rates appropriate for the type of asset and risk.  The value of interest-only strip receivables could have been affected by external factors, such as changes in the behavior patterns of customers, changes in the strength of the economy and developments in the interest rate and credit markets; therefore, actual performance could have differed from these assumptions.  We evaluated the performance of the receivables relative to these assumptions on a regular basis.  Any financial impact resulting from a change in performance was recognized in earnings in the period in which it occurred.  Effective March 1, 2010, interest-only strip receivables are no longer reported on the consolidated balance sheets.

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

PAST DUE ACCOUNT INFORMATION

	As of August 31	As of February 28
(In millions)	2009	2010	2009
Ending managed receivables	$4,072.3	$4,112.7	$3,986.7
Accounts 31+ days past due	$154.4	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	3.79%	3.24%	2.96%

CREDIT LOSS INFORMATION

	Three Months	Six Months
	Ended	Ended
(In millions)	August 31, 2009	August 31, 2009
Net credit losses on managed receivables	$18.7	$31.4
Total average managed receivables, principal only	$4,043.4	$4,023.0
Annualized net credit losses as a percentage of total average managed receivables, principal only	1.85%	1.56%
Average recovery rate	49.6%	49.0%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

	Three Months	Six Months
	Ended	Ended
(In millions)	August 31, 2009	August 31, 2009
Proceeds from new securitizations	$429.0	$830.0
Proceeds from collections	$197.3	$400.2
Servicing fees received	$10.4	$20.7
Other cash flows received from the retained interest:
Interest-only strip and excess receivables	$30.9	$66.9
Reserve account releases	$9.3	$12.3
Interest on retained subordinated bonds	$2.4	$4.8

Proceeds from New Securitizations.  Proceeds from new securitizations included proceeds from receivables that were newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $39.4 million in the second quarter and first half of fiscal 2010.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Financial Covenants and Performance Triggers.  The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.  As of August 31, 2010, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

5.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives.  We are exposed to certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt.  Primary exposures include LIBOR and other rates used as benchmarks in our term securitizations.  We enter into derivative instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.

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

Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next twelve months, we estimate that an additional $5.5 million will be reclassified as a decrease to CAF income.

During the six months ending August 31, 2010, we entered into the following interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Six Months Ended August 31, 2010
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate swaps	8	46 months	$964,000

As of August 31, 2010, we had the following outstanding derivatives that were designated as cash flow hedges:

As of August 31, 2010
Product	Number of Instruments	Initial Term	Current Notional Amount (in thousands)
Interest rate swaps	4	46 months	$625,000

Non-designated Hedges.  Derivative instruments not designated as accounting hedges, including interest rate swaps and interest rate caps, are not speculative and are used to better match funding costs to the interest on fixed-rate receivables being securitized, to minimize the funding costs related to certain term securitization trusts and to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.  Prior to March 1, 2010, substantially all of the changes in the fair value of derivatives were offset by the changes in fair value of our retained interest in the related securitized receivables, which were also recorded in CAF income.  See Note 4 for additional information on retained interest.

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

During the six months ending August 31, 2010, we entered into the following interest rate derivatives that were not designated as accounting hedges:

Six Months Ended August 31, 2010
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate caps (1)	4	47 to 53 months	$	―

(1)	Includes two asset derivatives and two liability derivatives with offsetting initial notional amounts of $31.6 million.

As of August 31, 2010, we had the following outstanding derivatives that were not designated as accounting hedges:

As of August 31, 2010
Product	Number of Instruments	Initial Term	Current Notional Amount (in thousands)
Interest rate swaps	16	12 to 36 months		$292,200
Interest rate caps (1)	10	36 to 53 months	$	―

(1)	Includes five asset derivatives and five liability derivatives with offsetting notional amounts of $1.03 billion.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  Additional information on fair value measurements is included in Note 6.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

		As of August 31			As of February 28
(In thousands)	Location	2010	2009		2010		2009
Liability derivatives:
Interest rate swaps	Accounts payable	$(5,278)	$	―	$	―	$	―
Total		$(5,278)	$	―	$	―	$	―

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		As of August 31			As of February 28
(In thousands)	Location	2010		2009	2010		2009
Asset derivatives:
Interest rate swaps	Retained interest in securitized receivables	$	―	$138	$	―	$33
Interest rate swaps	Other current assets		1,410	―		1,279	―
Interest rate swaps	Accounts payable		―	42		―	52
Interest rate caps	Other current assets		466	3,729		1,999	―
Liability derivatives:
Interest rate swaps	Accounts payable		(9,708)	(7,657)		(7,171)	(30,590)
Interest rate caps	Other current assets		(452)	(3,729)		(1,982)	―
Total			$(8,284)	$(7,477)		$(5,875)	$(30,505)

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings for the three-month and six-month periods ended August 31, 2010 and 2009.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Three Months Ended August 31
	Loss Recognized in AOCL (1)			Loss Reclassified from AOCL into CAF Income (1)			Loss Recognized in CAF Income (2)

(In thousands)	2010		2009	2010		2009	2010		2009
Interest rate swaps	$7,074	$	―	$299	$	―	$4	$	―

	Six Months Ended August 31
	Loss Recognized in AOCL (1)			Loss Reclassified from AOCL into CAF Income (1)			Loss Recognized in CAF Income (2)

(In thousands)	2010		2009	2010		2009	2010		2009
Interest rate swaps	$8,488	$	―	$299	$	―	$4	$	―

(1)	Represents the effective portion.
(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Three Months Ended		Six Months Ended
		August 31		August 31
(In thousands)	Location	2010	2009	2010	2009
Gain (loss) on interest rate swaps (1)	CAF Income	$(851)	$(1,656)	$1,320	$(4,793)
Net periodic settlements and accrued interest	CAF Income	(2,138)	(5,373)	(5,462)	(12,224)
Total		$(2,989)	$(7,029)	$(4,142)	$(17,017)

(1)
Prior to March 1, 2010, substantially all of the changes in the fair value of derivatives were offset by changes in fair value of our retained interest in the related securitized receivables, which were also recorded in CAF Income.

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

For the retained subordinated bonds, we based our valuation on observable market prices for similar assets when available.  Otherwise, our valuations were based on input from independent third parties and internal valuation models.  As the key assumption used in the valuation was based on unobservable inputs, we classified the retained subordinated bonds as Level 3.  As described in Note 4, there was no retained interest as of August 31, 2010.

Derivative instruments.  The fair values of our derivative instruments are included in either other current assets or accounts payable.  As described in Note 5, as part of our risk management strategy, we utilize derivative instruments to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  Interest rate swaps are used to manage our exposure to interest rate movements, to better match funding costs to the interest on the fixed-rate receivables being securitized and to minimize the funding costs related to certain term securitization trusts.  Interest rate caps are used to limit risk for investors in the warehouse facilities.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of August 31, 2010
(In millions)	Level 1		Level 2		Level 3			Total
Assets:
Money market securities		$77.5	$	―	$	―		$77.5
Derivative instruments		―		1.4		―		1.4
Total assets at fair value		$77.5		$1.4	$	―		$78.9

Percent of total assets at fair value		98.2%		1.8%		―	%	100.0%
Percent of total assets		1.2%		0.0%		―	%	1.2%

Liabilities:
Derivative instruments	$	―		$15.0	$	―		$15.0
Total liabilities at fair value	$	―		$15.0	$	―		$15.0

Percent of total liabilities		― %		0.3%		―	%	0.3%

	As of February 28, 2010
(In millions)	Level 1		Level 2		Level 3		Total
Assets:
Money market securities		$31.2	$	―	$	―	$31.2
Retained interest in securitized receivables		―		―		552.4	552.4
Derivative instruments		―		1.3		―	1.3
Total assets at fair value		$31.2		$1.3		$552.4	$584.9

Percent of total assets at fair value		5.3%		0.3%		94.4%	100.0%
Percent of total assets		1.2%		0.1%		21.6%	22.9%

Liabilities:
Derivative instruments	$	―		$7.2	$	―	$7.2
Total liabilities at fair value	$	―		$7.2	$	―	$7.2

Percent of total liabilities		― %		1.2%		― %	1.2%

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)

	Six Months Ended August 31
(In millions)	2010		2009
Balance at beginning of period		$552.4	$348.3
Impact of accounting changes (1)		(508.6)	―
Balance as of March 1		43.7	348.3
Total realized/unrealized gains (2)		0.4	43.9
Purchases, sales, issuances and settlements, net		(44.2)	93.9
Balance at end of period	$	―	$486.1
Change in unrealized gains on assets still held (2)	$	―	$40.3

(1)	Additional information on the impact of the accounting changes is included in Note 2.
(2)	Reported in CarMax Auto Finance income on the consolidated statements of earnings.

7.	Income Taxes

We had $22.9 million of gross unrecognized tax benefits as of August 31, 2010, and $22.0 million as of February 28, 2010.  During the six months ended August 31, 2010, there were no significant changes to the unrecognized tax benefits as reported for the year ended February 28, 2010, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.  We recently settled an appeal with the Internal Revenue Service of fiscal years 2005 through 2007, and we expect to pay approximately $2.5 million in U.S. federal and state liabilities in the next 12 months as a result of the settlement.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2010	2009	2010	2009	2010	2009
Interest cost	$1,637	$1,424	$131	$151	$1,768	$1,575
Expected return on plan assets	(1,648)	(1,864)	―	―	(1,648)	(1,864)
Recognized actuarial loss	68	―	―	―	68	―
Net pension expense (income)	$57	$(440)	$131	$151	$188	$(289)

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2010	2009	2010	2009	2010	2009
Interest cost	$3,275	$2,856	$262	$302	$3,537	$3,158
Expected return on plan assets	(3,296)	(3,244)	―	―	(3,296)	(3,244)
Recognized actuarial loss	137	―	―	―	137	―
Net pension expense (income)	$116	$(388)	$262	$302	$378	$(86)

We did not make any contributions to the pension plan during the first six months of fiscal 2011 and do not anticipate making any contributions during the remainder of fiscal 2011.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2010.

9.	Debt

Long-Term Debt.  Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2010, $0.6 million of short-term debt was outstanding under the credit facility and the remaining borrowing limit was fully available to us.

Obligations under capital leases as of August 31, 2010, consisted of $0.7 million classified as current portion of long-term debt and $28.7 million classified as long-term debt.

Non-Recourse Notes Payable.  As of March 1, 2010, and as discussed in Notes 2 and 4, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date.  As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings.  The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables.  The non-recourse notes payable accrue interest predominantly at fixed rates and mature between November 2010 and December 2016, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.  As of August 31, 2010, $4.0 billion of non-recourse notes payable were outstanding.  The outstanding balance included $140.0 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of August 31, 2010, the combined warehouse facility limit was $1.6 billion.  At that date, $718.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $882.0 million.  During the first quarter of fiscal 2011, we entered into a second warehouse facility agreement in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  During the second quarter of fiscal 2011, we renewed our $800 million warehouse facility that was scheduled to expire in August 2010 for an additional 364-day term, and we increased the capacity of our second warehouse facility by $400 million.  As of August 31, 2010, $800 million of the warehouse facility limit will expire in February 2011 and $800 million will expire in August 2011.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.  See Note 4 for further information on the related securitized auto loan receivables.

10.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees and the nonemployee members of our board of directors.  The plans allow for the grant of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2010	2009	2010	2009
Cost of sales	$387	$517	$604	$924
CarMax Auto Finance income	388	348	662	631
Selling, general and administrative expenses	7,983	9,568	21,238	21,623
Share-based compensation expense, before income taxes	$8,758	$10,433	$22,504	$23,178

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2010	2009	2010	2009
Nonqualified stock options	$3,789	$4,294	$10,160	$11,246
Restricted stock	1,415	3,000	3,091	6,558
Stock-settled restricted stock units	1,221	570	3,419	1,658
Cash-settled restricted stock units	1,596	1,747	4,812	2,643
Stock grants to non-employee directors	475	550	475	550
Employee stock purchase plan	262	272	547	523
Share-based compensation expense, before income taxes	$8,758	$10,433	$22,504	$23,178

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of August 31, 2010 or 2009.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2010	13,741	$15.58
Options granted	1,879	$25.24
Options exercised	(1,029)	$13.17
Options forfeited or expired	(60)	$14.29
Outstanding as of August 31, 2010	14,531	$17.01	4.5	$60,937
Exercisable as of August 31, 2010	8,989	$15.92	3.8	$42,505

For the six months ended August 31, 2010 and 2009, we granted nonqualified options to purchase 1,879,111 and 2,948,150 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $13.6 million in the first six months of fiscal 2011 and $7.7 million in the first six months of fiscal 2010.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $11.9 million for the first six months of fiscal 2011 and $4.8 million for the first six months of fiscal 2010.  We realized related tax benefits of $4.7 million in the first six months of fiscal 2011 and $1.9 million in the first six months of fiscal 2010.

OUTSTANDING STOCK OPTIONS

As of August 31, 2010
	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

(Shares in thousands)
Range of Exercise Prices

$7.14 to $10.75	793	2.5	$7.36	793	$7.36
$11.43	2,696	5.6	$11.43	594	$11.43
$13.19	1,863	4.8	$13.19	1,863	$13.19
$14.13 to $14.81	1,918	3.7	$14.63	1,873	$14.64
$14.86 to $19.36	1,788	2.9	$17.07	1,702	$17.04
$19.82	1,932	4.6	$19.82	904	$19.82
$19.98 to $24.99	1,598	3.7	$24.81	1,159	$24.97
$25.39 to $25.79	1,943	6.4	$25.41	101	$25.72
Total	14,531	4.5	$17.01	8,989	$15.92

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

The weighted average fair values at the date of grant for options granted during the six-month periods ended August 31, 2010 and 2009, were $10.80 and $5.30 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $29.4 million as of August 31, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Six Months Ended August 31
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.6% – 50.2%	52.2% – 73.4%
Weighted average expected volatility	48.2%	57.3%
Risk-free interest rate (2)	0.2% – 4.0%	0.2% – 3.2%
Expected term (in years) (3)	4.7	5.2 – 5.5

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	1,663	$22.08
Restricted stock vested	(728)	$24.95
Restricted stock cancelled	(32)	$20.69
Outstanding as of August 31, 2010	903	$19.81

We did not grant shares of restricted stock during the first six months of fiscal 2011 or 2010.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

We realized related tax benefits of $7.5 million from the vesting of restricted stock in the first six months of fiscal 2011 and $4.1 million in the first six months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $3.2 million as of August 31, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.6 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	395	$16.34
Stock units granted	277	$36.24
Stock units vested and converted	(3)	$16.34
Stock units cancelled	(2)	$16.34
Outstanding as of August 31, 2010	667	$24.61

For the six-month periods ended August 31, 2010 and 2009, we granted MSUs of 277,066 units and 405,872 units, respectively.  The fixed fair values per share at the date of grant for MSUs granted during the six-month periods ended August 31, 2010 and 2009, were $36.24 and $16.34, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  The unrecognized compensation costs related to these nonvested MSUs totaled $10.8 million as of August 31, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.0 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	916	$11.43
Stock units granted	689	$25.39
Stock units vested and converted	(7)	$15.25
Stock units cancelled	(43)	$15.66
Outstanding as of August 31, 2010	1,555	$17.48

During the first six months of fiscal 2011 and 2010, we granted RSUs of 688,880 units and 1,005,505 units, respectively.  The initial fair market values per share for the liability-classified RSUs granted during the first six months of fiscal 2011 and 2010 were $25.39 and $11.43, respectively.  The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of August 31, 2010
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,903	$18,407
Fiscal 2014	$10,574	$28,196
Total expected cash settlements	$17,477	$46,603

(1)	Net of estimated forfeitures.

11.	Net Earnings per Share

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2010	2009	2010	2009
Net earnings	$107,885	$102,971	$209,004	$131,719
Less net earnings allocable to restricted stock	442	815	982	1,221
Net earnings available for basic common shares	107,443	102,156	208,022	130,498
Adjustment for dilutive potential common shares	11	9	21	9
Net earnings available for diluted common shares	$107,454	$102,165	$208,043	$130,507

Weighted average common shares outstanding	222,857	218,747	222,539	218,376
Dilutive potential common shares:
Stock options	2,747	2,352	3,085	1,594
Stock-settled restricted stock units	528	235	531	117
Weighted average common shares and dilutive potential common shares	226,132	221,334	226,155	220,087
Basic net earnings per share	$0.48	$0.47	$0.93	$0.60
Diluted net earnings per share	$0.48	$0.46	$0.92	$0.59

For the quarters ended August 31, 2010 and 2009, weighted-average options to purchase 3,667,915 shares and 8,164,954 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive.  Weighted-average options to purchase 3,233,925 shares and 10,421,755 shares of common stock were outstanding and not included in the calculations for the six months ended August 31, 2010 and 2009, respectively.

12.	Accumulated Other Comprehensive Loss

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses		Total
Balance as of February 28, 2010	$19,546	$	―	$19,546
Retirement plans:
Amortization recognized in net pension expense	(72)			(72)
Cash flow hedges:
Effective portion of changes in fair value			6,338	6,338
Reclassifications to net income			(223)	(223)
Balance as of August 31, 2010	$19,474		$6,115	$25,589

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $13.5 million as of August 31, 2010, and $11.5 million as of February 28, 2010.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2010, we operated 103 used car superstores in 49 markets, comprised of 37 mid-sized markets, 11 large markets and 1 small market.  We also operated six new car franchises.  In fiscal 2010, we sold 357,129 used cars, representing 98% of the total 364,980 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2010, we conducted auctions at 51 used car superstores.  During fiscal 2010, we sold 197,382 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of third-party financing providers.  The third-party providers who purchase subprime financings purchase these loans at a discount, and we collect fixed, prenegotiated fees from the majority of the other providers.  We periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party products.  ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary drivers for earnings growth will be vehicle unit sales growth, from both new stores and stores included in our comparable store base, as well as improvements in margins resulting from operational efficiencies.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

As a result of the weak economic and sales environment, in December 2008, we temporarily suspended store growth.  This suspension reduced our capital needs and growth-related costs.  Based on the improvements in our sales and profitability in fiscal 2010, as well as the increasing stability in the credit markets, we resumed store growth in fiscal 2011.  We have opened three stores in fiscal 2011 and plan to open five stores in fiscal 2012 and between five and ten stores in fiscal 2013.  We are still at a relatively early stage in the national rollout of our retail concept, and as of August 31, 2010, we had used car superstores located in markets that comprised approximately 47% of the U.S. population.

In the near term, our principal challenges are related to the weak economic conditions and the resulting high unemployment rate and relatively low levels of consumer confidence, all of which have contributed to a dramatic decline in industry-wide auto sales, when compared with pre-recessionary levels.  Longer term, we believe the principal challenges we face will include our ability to build our management bench strength to support our store growth and our ability to procure suitable real estate at favorable terms.  We attempt to staff each newly opened store with an experienced management team.  Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2011 Second Quarter Highlights

▪
Net sales and operating revenues increased 13% to $2.34 billion from $2.08 billion in the second quarter of fiscal 2010, while net earnings increased 5% to $107.9 million, or $0.48 per share, compared with $103.0 million, or $0.46 per share, in the prior year period.

▪
Total used vehicle revenues increased 11% to $1.89 billion from $1.71 billion in the second quarter of fiscal 2010.  Comparable store used unit sales increased 4%, largely driven by improvement in the sales conversion rate, which benefited from continued strong sales execution and an increase in credit availability for customers.  Customer traffic was similar to the prior year quarter, despite the challenging comparison with last year’s second quarter, which we believe benefited from the government’s Consumer Assistance to Recycle and Save Act (“CARS” or “cash for clunkers”).  Average used vehicle retail selling prices climbed 5%, primarily reflecting increases in our acquisition costs, which have been affected by the year-over-year increase in used vehicle wholesale values.

▪	We opened two used car superstores during the second quarter, entering the Cincinnati and Dayton, Ohio, markets.
▪
Total wholesale vehicle revenues increased 39% to $329.8 million from $237.0 million in the prior year quarter.  Wholesale vehicle unit sales increased 20%, reflecting increases in both appraisal traffic and our appraisal buy rate.  Average wholesale vehicle selling prices rose 17%, primarily due to strong wholesale industry pricing trends.

▪
Total gross profit increased 11% to $349.1 million from $314.5 million in the second quarter of fiscal 2010, reflecting the combination of the increase in unit sales plus an improvement in our total gross profit dollars per retail unit, which increased $190 to $3,306 per unit from $3,116 per unit in the corresponding prior year period.

▪
CAF income fell to $52.6 million compared with $72.1 million in the second quarter of fiscal 2010.  In the prior year period, CAF income included favorable mark-to-market and other adjustments totaling $36.2 million related to loans originated in previous fiscal periods.

▪
Selling, general and administrative (“SG&A”) expenses increased 3% to $225.2 million from $218.1 million in the prior year quarter, compared with the 13% increase in total revenues.  The increase in SG&A primarily reflected increases in advertising expense and sales commissions and other variable costs associated with the growth in unit sales.  As sales trends have improved, we have targeted higher levels of advertising expenses.

▪
In the first six months of the fiscal year, $9.5 million of cash was used in operating activities in fiscal 2011 compared with $51.3 million in fiscal 2010.  In the current year period, a $228.9 million increase in auto loan receivables more than offset cash generated by all other operating activities, resulting in the net use of cash.  The increase in auto loan receivables primarily reflected an increase in CAF net loan originations.  CAF auto loan receivables are funded through securitization transactions.  As a result, increases in auto loan receivables are generally accompanied by increases in non-recourse notes payable.  Excluding the increase in auto loan receivables, $219.4 million of cash was generated by operating activities in the first half of fiscal 2011.

CRITICAL ACCOUNTING POLICIES

Securitization Transactions.  As of March 1, 2010, we adopted ASU Nos. 2009-16 and 2009-17 (formerly Statements of Financial Accounting Standards Nos. 166 and 167, respectively) on a prospective basis.  Pursuant to these pronouncements, we now recognize all existing and future transfers of auto loan receivables into term securitizations as secured borrowings, which results in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.  We also account for all transfers of auto loan receivables into our warehouse facilities on or after March 1, 2010, as secured borrowings.  As of March 1, 2010, we amended our warehouse facility agreement in effect as of that date.  As a result, the receivables that were funded in the warehouse facility at that date were consolidated, along with the related non-recourse notes payable, at their fair value.  Pursuant to these pronouncements, beginning in fiscal 2011, CAF income included in the consolidated statements of earnings no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses. See Notes 2, 3 and 4 for additional information on securitizations.

For information on our other critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  These policies relate to revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended				Six Months Ended
	August 31				August 31
(In millions)	2010	%	2009	%	2010	%	2009	%
Used vehicle sales	$1,889.6	80.7	$1,706.6	82.2	$3,721.7	80.8	$3,255.9	83.3
New vehicle sales	51.1	2.2	63.2	3.0	102.0	2.2	111.8	2.9
Wholesale vehicle sales	329.9	14.1	237.0	11.4	646.4	14.0	408.5	10.4
Other sales and revenues:
Extended service plan revenues	45.5	1.9	39.9	1.9	86.9	1.9	74.4	1.9
Service department sales	27.1	1.2	26.8	1.3	53.4	1.2	53.5	1.4
Third-party finance fees, net	(1.2)	(0.1)	3.1	0.2	(6.5)	(0.1)	6.9	0.2
Total other sales and revenues	71.3	3.0	69.9	3.4	133.8	2.9	134.8	3.4
Total net sales and operating revenues	$2,341.9	100.0	$2,076.7	100.0	$4,603.8	100.0	$3,911.0	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009
Vehicle units:
Used vehicles	5%	10%	7%	(3)%
New vehicles	(19)%	(19)%	(9)%	(31)%
Total	5%	9%	7%	(4)%

Vehicle dollars:
Used vehicles	11%	16%	14%	(1)%
New vehicles	(19)%	(19)%	(9)%	(30)%
Total	10%	14%	14%	(2)%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009
Vehicle units:
Used vehicles	4%	8%	6%	(6)%
New vehicles	(19)%	(19)%	(9)%	(31)%
Total	3%	7%	6%	(7)%

Vehicle dollars:
Used vehicles	9%	13%	13%	(4)%
New vehicles	(19)%	(19)%	(9)%	(30)%
Total	8%	12%	13%	(6)%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009
Used car superstores, beginning of period	101	100	100	100
Superstore openings	2	―	3	―
Used car superstores, end of period	103	100	103	100

Used Vehicle Sales.  The 11% increase in used vehicle revenues in the second quarter of fiscal 2011 resulted from a 5% increase in unit sales combined with a 5% increase in average retail selling price.  The 5% unit sales growth reflected a 4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The increase in comparable store used unit sales was largely driven by an improvement in the sales conversion rate, which benefited from continued strong sales execution and an increase in credit availability for customers.  In the prior year quarter, the sales conversion rate was adversely affected by the tightening of CAF lending standards.  The effect of this tightening was largely offset, beginning in November 2009, by our previously disclosed agreement with Santander Consumer USA, where they are purchasing a large portion of the loans that CAF previously would have originated prior to the tightening.  Customer traffic was similar to the prior year quarter, despite the challenging comparison with last year’s second quarter, which we believe benefited from the government’s cash for clunkers program.  The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values.

The 14% increase in used vehicle revenues in the first half of fiscal 2011 resulted from the combination of a 7% increase in unit sales combined with a 7% increase in average retail selling price.  The 7% increase in unit sales reflected a 6% increase in comparable store used unit sales combined with sales from newer stores not yet included in the comparable store base.  For the six-month period, the increase in comparable store unit sales primarily reflected the benefit of a continuing gradual rebound in customer traffic, as well as a modest increase in the sales conversion rate and the relatively easy comparison with the prior year period, when comparable store used unit sales declined 6%.  Similar to the second quarter, the increase in the average retail selling price primarily reflected the effect of higher used vehicle wholesale valuations on our acquisition costs.

New Vehicle Sales.  Compared with the corresponding prior year periods, new vehicle revenues declined 19% in the second quarter and 9% in the first half of fiscal 2011.  The decreases were entirely the result of declines in unit sales.  New vehicle sales volumes in the second quarter and first half of last year benefited from the cash for clunkers program, which was effective between July 1 and August 24, 2009.  In addition, in the current year we have experienced reduced sales volumes at our Chevrolet franchise, which is one of the many franchises being terminated by General Motors.  Given the small number of franchises we operate, our new car operations represent only 2% of our total net sales and operating revenues.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 39% increase in wholesale vehicle revenues in the second quarter of fiscal 2011 resulted from a 20% increase in wholesale unit sales and a 17% increase in average wholesale selling price.  The increase in unit sales reflected increases in both appraisal traffic and our appraisal buy rate.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers had a favorable effect on the buy rate.  The improvement in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

The 58% increase in wholesale revenues in the first half of fiscal 2011 resulted from a 33% increase in wholesale unit sales combined with a 19% increase in average wholesale selling price.  Similar to the second quarter, wholesale revenues for the first half of the year benefited from significant increases in both appraisal traffic and our appraisal buy rate and the strength of wholesale industry vehicle pricing.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP, service department sales and net third-party finance fees.  In the second quarter of fiscal 2011, other sales and revenues increased 2% from the prior year’s quarter.  ESP and GAP revenues increased 14%, primarily reflecting the growth in used unit sales and an increase in ESP penetration, due in part to continued refinements in the plan design.  This increase was partially offset by a decline in net third-party finance fees.  The change in third-party finance fees primarily reflected a mix shift among providers, including an increase in the percentage of vehicles financed by our subprime finance providers.  The third-party providers who purchase subprime financings purchase these loans at a discount, and subprime finance penetration was approximately 8% of retail unit sales in the second quarter of fiscal 2011 compared with approximately 5% in the prior year period.  We believe the increase in subprime penetration was due in part to tightening of lending standards and contraction of credit by our third-party non-prime finance providers over the last year causing additional applications to be routed to the subprime providers and in part to expansion of credit availability by the subprime providers.

For the first six months of the year, other sales and revenues decreased 1% from the prior year period.  The decrease included a 17% increase in ESP and GAP revenues that was fully offset by a decline in third-party finance fees.  The factors that contributed to the changes in ESP and GAP revenues and the third-party finance fees in the second quarter also contributed to these changes in the first six months of the year.  In addition, our introduction of the GAP product during the first quarter of the prior year contributed to the increase in the ESP and GAP revenues for the six-month period.

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

Supplemental Sales Information.

UNIT SALES

	Three Months Ended			Six Months Ended
	August 31			August 31
	2010	2009	Change	2010	2009	Change
Used vehicles	103,433	98,260	5%	204,358	191,123	7%
New vehicles	2,168	2,689	(19)%	4,302	4,720	(9)%
Wholesale vehicles	69,140	57,790	20%	133,499	100,016	33%

AVERAGE SELLING PRICES

	Three Months Ended			Six Months Ended
	August 31			August 31
	2010	2009	Change	2010	2009	Change
Used vehicles	$18,084	$17,185	5%	$18,025	$16,847	7%
New vehicles	$23,418	$23,373	0%	$23,569	$23,545	0%
Wholesale vehicles	$4,642	$3,978	17%	$4,711	$3,960	19%

RETAIL VEHICLE SALES MIX

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009
Vehicle units:
Used vehicles	98%	97%	98%	98%
New vehicles	2%	3%	2%	2%
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	97%	96%	97%	97%
New vehicles	3%	4%	3%	3%
Total	100%	100%	100%	100%

As of August 31, 2010, we operated a total of six new car franchises representing the Chevrolet, Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, would be terminated no later than October 31, 2010.  By this date, we expect to stop selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise.  We do not expect this franchise termination to have a material effect on sales or earnings.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	August 31			August 31
(In millions)	2010	2009	Change	2010	2009	Change
Used vehicle gross profit	$228.1	$208.3	9%	$451.3	$394.1	15%
New vehicle gross profit	1.2	2.9	(59)%	2.7	3.9	(31)%
Wholesale vehicle gross profit	59.3	47.7	24%	120.0	85.9	40%
Other gross profit	60.6	55.6	9%	108.7	106.8	2%
Total gross profit	$349.1	$314.5	11%	$682.7	$590.8	16%

GROSS PROFIT PER UNIT

	Three Months Ended						Six Months Ended
	August 31						August 31
	2010			2009			2010			2009
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,205	12.1		$2,120	12.2		$2,208	12.1		$2,062	12.1
New vehicle gross profit	$533	2.3		$1,060	4.5		$628	2.6		$833	3.5
Wholesale vehicle gross profit	$858	18.0		$826	20.1		$899	18.6		$859	21.0
Other gross profit	$574	84.9		$551	79.6		$521	81.2		$545	79.2
Total gross profit	$3,306	14.9		$3,116	15.1		$3,272	14.8		$3,017	15.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 9% to $228.1 million from $208.3 million in the second quarter of fiscal 2010, reflecting the combination of the 5% increase in used unit sales and a 4% improvement in used vehicle gross profit dollars per unit.  Used vehicle gross profit per unit increased $85 to $2,205 per unit compared with $2,120 per unit in the prior year quarter.  The improvement in gross profit per unit resulted from a combination of factors, including a year-over-year increase in the percentage of retail vehicles sourced directly from consumers through our appraisal process, benefits realized from our initiatives to improve vehicle reconditioning efficiency and reduce waste, and the support provided by strong wholesale market valuations, as well as our continued strong inventory turns.

For the first six months of the fiscal year, used vehicle gross profit increased 15% to $451.3 million from $394.1 million in fiscal 2011.  The increase reflected the combination of the 7% increase in used unit sales and a 7% improvement in used vehicle gross profit dollars per unit.  Used vehicle gross profit per unit increased $146 to $2,208 per unit compared with $2,062 per unit in the first half of the prior year.  The factors that contributed to the improvement in used gross profit per unit in the second quarter of fiscal 2011 also contributed to the improvement in the first half of the fiscal year.

New Vehicle Gross Profit.  Our new vehicle gross profit declined to $1.2 million in the second quarter of fiscal 2011 and $2.7 million in the first six months of fiscal 2011, from $2.9 million and $3.9 million, respectively, in the corresponding prior year periods.  In both the second quarter and the first six months, the reductions in gross profit reflected declines in new vehicle gross profit dollars per unit and new vehicle unit sales.  In the prior year periods, new vehicle gross profit per unit benefited from the government’s cash for clunkers program, which resulted in an industry-wide reduction in new vehicle consumer incentive spending.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit increased 24% to $59.3 million from $47.7 million in the second quarter of fiscal 2010, reflecting the combination of the 20% increase in wholesale unit sales and a 4% improvement in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $32 to $858 per unit compared with $826 per unit in the prior year period, primarily reflecting the higher year-over-year wholesale pricing environment.  We continued to achieve strong dealer attendance and dealer-to-car ratios at our wholesale auctions.

For the first six months of the fiscal year, wholesale vehicle gross profit increased 40% to $120.0 million from $85.9 million in fiscal 2010.  The improvement reflected the 33% increase in wholesale unit sales combined with a 5% rise in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $40 to $899 per unit compared with $859 per unit in the first half of fiscal 2010.  The factors that contributed to the improvement in wholesale gross profit in the second quarter of fiscal 2011 also contributed to the improvement in the first six months of fiscal 2011.

Other Gross Profit.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by the third-party providers.  In the case of the subprime finance providers, net third-party finance fees represent the discount associated with these loans.  Other gross profit increased 9% to $60.6 million from $55.6 million in the second quarter of fiscal 2010.  Other gross profit per unit increased $23, or 4%, to $574 per unit compared with $551 per unit in the prior year quarter.  ESP and GAP gross profit benefited from the increase in used unit sales and increase in ESP penetration resulting, in part, from the refinements in our ESP plan design.  This increase was partially offset by the reduction in net third-party finance fees, reflecting the mix shift among providers.

For the first six months of the fiscal year, other gross profit increased 2% to $108.7 million from $106.8 million in fiscal 2010.  Other gross profit per unit fell $24, or 4%, to $521 per unit compared with $545 per unit in the first half of fiscal 2010.  Similar to the second quarter, other gross profit in the first six months of fiscal 2011 benefited from the increase in used unit sales and the improved ESP penetration, which was partially offset by the reduction in net third-party finance fees.  In addition, other gross profit for the first six months of fiscal 2011 benefited from the introduction of the GAP product during the first quarter of fiscal 2010.

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

During fiscal 2010, we experienced a period of strong appreciation in used vehicle wholesale pricing.  In the first half of fiscal 2011, we experienced seasonal appreciation slightly above historical levels.  We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity.  The appreciation also reflected a rebound in pricing compared with the severe depreciation in wholesale industry pricing experienced in fiscal 2009.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.

CarMax Auto Finance Income.  CAF provides financing for a portion of our used and new car retail sales.  Because the purchase of a vehicle is generally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  Generally, CAF has provided us the opportunity to capture additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.

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

COMPONENTS OF CAF INCOME

	Three Months Ended August 31							Six Months Ended August 31
(In millions)	2010		% (1)		2009	%	(1)		2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income		$107.5	10.2	$	―	―			$207.3	10.0		$	―	―
Servicing fee income		―	―		10.4	1.0			0.9	0.0			20.9	1.0
Interest income on retained interest in securitized
receivables		―	―		16.3	1.6			1.6	0.1			32.7	1.6
Total managed portfolio income		107.5	10.2		26.7	2.6			209.8	10.1			53.6	2.7

(Loss) Gain:
Gain on sales of loans originated and sold (2)		―	―		19.9	4.2			―	―			24.7	2.6
Other (losses) gains		(0.1)	(0.0)		36.2				2.5	0.1			(6.0)
Total (loss) gain		(0.1)	(0.0)		56.1				2.5	0.1			18.7

Expenses:
Interest expense		35.3	3.4		―	―			70.4	3.4			―	―
Provision for loan losses		9.0	0.9		―	―			9.9	0.5			―	―
Payroll and fringe benefit expense		5.0	0.5		5.1	0.5			10.3	0.5			10.1	0.5
Other direct CAF expenses		5.5	0.5		5.6	0.6			11.6	0.6			11.7	0.6
Total expenses		54.8	5.2		10.7	1.1			102.2	4.9			21.8	1.1
CarMax Auto Finance income		$52.6	5.0		$72.1	7.1			$110.1	5.3			$50.5	2.5

Total average managed receivables,principal only		$4,205.4			$4,043.4				$4,164.2				$4,023.0
Net loans originated		$600.8			$478.6				$1,136.2				$947.1
Loans originated and sold	$	―			$475.2			$	―				$935.7

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

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

Fiscal 2011.  CAF reported income of $52.6 million in the second quarter and $110.1 million in the first six months of fiscal 2011.  The profits in both periods were driven largely by the spread between interest and fee income charged to consumers and our funding costs.  CAF income for the six-month period also reflected favorability in our provision for loan losses.  Net of 3-day payoffs, CAF’s loan originations as a percentage of total retail unit sales increased to 31% from below 30% in the prior year second quarter; however, it remained well below pre-recessionary levels.

NET INTEREST INCOME

	Three Months Ended		Six Months Ended
	August 31		August 31
(In millions)	2010	% (1)	2010	% (1)
Interest and fee income	$107.5	10.2	$207.3	10.0
Interest expense	(35.3)	(3.4)	(70.4)	(3.4)
Net interest income	72.2	6.9	136.9	6.6
Provision for loan losses	(9.0)	(0.9)	(9.9)	(0.5)
Net interest income after provision for loan losses	$63.2	6.0	$127.0	6.1

Total average managed receivables, principal only	$4,205.4		$4,164.2

(1)	Annualized percent of total average managed receivables, principal only.

Net interest income before the provision for loan losses, which reflects the spread between the interest charged to consumers and our funding costs, was 6.9% of total average managed receivables, principal only, in the second quarter and 6.6% in the first six months of the fiscal year.  This spread was favorably impacted by the following factors:

•
Over the last several quarters the spread between benchmark interest rates and consumer rates has remained wide relative to historical averages.  Further, the dramatic improvement in credit spreads in the term securitization market has favorably affected the spread between the interest rates charged to customers and our related cost of funds.

•
We typically use interest rate swaps to hedge our interest rate risk while the receivables are in the warehouse facilities and unwind these swaps when the receivables are refinanced in a term securitization.  Prior to March 1, 2010, these interest rate swaps were not designated as hedges for accounting purposes.  The gain or loss realized on the swap unwinds was recognized in CAF income at the time of the term securitization with a largely offsetting gain or loss in the residual value of the securitized receivables.  Because we have been in a declining interest rate environment for several consecutive quarters, we incurred significant cash outflows to unwind these hedges in prior years; however, in the first half of fiscal 2011 we benefited from lower funding costs.

•
Prior to March 1, 2010, certain securitization costs such as underwriting, rating agency fees and legal expenses were expensed at the time of the securitizations.  Under the new accounting pronouncements adopted March 1, 2010, these costs are being capitalized and amortized over the term of the related securitizations.

Additionally, as noted below, in the first half of fiscal 2011 the provision for loan losses benefited from lower-than-anticipated net charge-offs and favorable adjustments to the allowance for loan losses.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010.  Other gains or losses in the first half of fiscal 2011 primarily reflected favorable derivative valuations.

ALLOWANCE FOR LOAN LOSSES

	Three Months		Six Months
	Ended		Ended
(In millions)	August 31, 2010		August 31, 2010
Balance as of beginning of period	$50.4		$58.6
Net charge-offs (1)	(12.8)	1.2%	(21.9)	1.1%
Provision for loan losses (1)	9.0	0.9%	9.9	0.5%
Balance as of end of period (2)	$46.6	1.1%	$46.6	1.1%

Total average managed receivables, principal only	$4,205.4		$4,164.2
Ending managed receivables	$4,278.8		$4,278.8

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only.
(2)	Percent of ending managed receivables.

The allowance for loan losses represents an estimate as of the applicable reporting date of the net losses in the loan portfolio anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the underlying economic environment.  The provision for loan losses is the periodic cost of maintaining an adequate allowance.  The allowance for loan losses as of March 1, 2010, was established in connection with the adoption of ASU No. 2009-16.

The decrease in the allowance from $58.6 million, or 1.4% of ending managed receivables, as of March 1, 2010, to $46.6 million, or 1.1% of ending managed receivables, as of August 31, 2010, reflected favorable trends in net charge-offs, the record high recovery rate relative to historical norms and the credit profile of new loan originations, which benefited from CAF’s tightening of lending standards beginning in fiscal 2010.  In the first quarter of fiscal 2011, net charge-offs were significantly lower than both our original projections and prior year trends.  As a result, we reduced our estimate of future loan losses on our existing portfolio of managed receivables.  The lower-than-expected losses and the resulting adjustment to the provision for loan losses related to future periods favorably affected our first quarter net income by approximately $0.03 per share versus our expectations.  In the second quarter, net charge-offs were within the range of our revised expectations.

PAST DUE ACCOUNT INFORMATION

	As of August 31		As of February 28
(In millions)	2010	2009	2010	2009
Ending managed receivables	$4,278.8	$4,072.3	$4,112.7	$3,986.7
Accounts 31+ days past due	$145.5	$154.4	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	3.40%	3.79%	3.24%	2.96%

CREDIT LOSS INFORMATION

	Three Months Ended		Six Months Ended
	August 31		August 31
(In millions)	2010	2009	2010	2009
Net credit losses on managed receivables	$12.8	$18.7	$21.9	$31.4
Total average managed receivables, principal only	$4,205.4	$4,043.4	$4,164.2	$4,023.0
Annualized net credit losses as a percentage of total average managed receivables,
principal only	1.22%	1.85%	1.05%	1.56%
Average recovery rate	53.8%	49.6%	54.7%	49.0%

Compared with the corresponding prior year periods, we experienced improvements in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of total average managed receivables, principal only, in both the second quarter and first six months of fiscal 2011.  We believe the improvements were the result of several factors including our credit tightening implemented in fiscal 2010, the strong recovery rates and general industry trends for losses and delinquencies.

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

In the second quarter of fiscal 2010, CAF income was $72.1 million, including favorable adjustments totaling $36.2 million related to loans originated in previous fiscal periods.  These adjustments included:

•	$28.5 million of favorable mark-to-market adjustments on retained subordinated bonds.

•
A $5.6 million benefit related to modestly more favorable funding terms and costs for the $636.0 million of auto loan receivables that were funded in the warehouse facility at the start of the second quarter of fiscal 2010.

•
$2.0 million of other net favorable adjustments, including decreases in prepayment rate assumptions, partially offset by modest changes in cumulative net loss rate assumptions on select pools of loans.

In the first six months of fiscal 2010, CAF income was $50.5 million, including net unfavorable adjustments totaling $6.0 million related to loans originated in previous fiscal periods.  These adjustments included:

•	A $56.3 million reduction related to increases in funding costs for the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the start of fiscal 2010.

•	$40.8 million of favorable mark-to-market adjustments on retained subordinated bonds.

•
$9.5 million of other net favorable adjustments primarily related to decreases in prepayment rate assumptions, partially offset by modest changes in cumulative net loss rate assumptions on select pools of loans.

Excluding these adjustments, CAF income was $36.0 million in the second quarter and $56.5 million in the first half of fiscal 2010.  CAF’s gain on sales of loans originated and sold was $19.9 million, or 4.2% of loans originated and sold, in the second quarter of fiscal 2010 and $24.7 million, or 2.6% of loans originated and sold, in the first six months of fiscal 2010.

Selling, General and Administrative Expenses.  SG&A expenses increased 3% to $225.2 million from $218.1 million in the prior year’s second quarter, compared with the 13% increase in total revenues.  The increase in SG&A primarily reflected increases in advertising expense and sales commissions and other variable costs associated with the growth in unit sales.  As sales trends have improved, we have targeted higher levels of advertising expenses.  The SG&A ratio improved to 9.6% in the second quarter of fiscal 2011 compared with 10.5% in the prior year quarter, reflecting the leverage associated with the increases in both unit sales and average selling prices.

For the first six months of the fiscal year, SG&A expenses increased 6% to $451.9 million from $424.3 million in the prior year period, compared with the 18% increase in total revenues.  The increase in SG&A in the first half of fiscal 2011 reflected increases in advertising expense and sales commissions and other variable costs associated with the growth in unit sales and an increase in preopening costs associated with the resumption of store growth.  In addition, SG&A in the first half of the prior year was reduced by a litigation benefit totaling $0.02 per share.  The SG&A ratio improved to 9.8% in the first half of fiscal 2011 compared with 10.9% in the prior year period, reflecting the leverage associated with the increases in both unit sales and average selling prices.

Income Taxes.  The effective income tax rate was 38.4% in the second quarter of fiscal 2011 compared with 38.5% in the second quarter of fiscal 2010.  For the first half of the year, the effective tax rate was 38.4% in fiscal 2011 compared with 38.7% in fiscal 2010.

OPERATIONS OUTLOOK

Planned Superstore Openings.  During the first quarter of fiscal 2011, we opened one used car superstore, entering the Augusta, Georgia, market.  During the second quarter, we opened the two remaining new stores planned for fiscal 2011, in Cincinnati and Dayton, Ohio.  All three of these stores were constructed in fiscal 2009, but we chose not to open them until market conditions improved.  We currently plan to open five stores in fiscal 2012 and between five and ten stores in fiscal 2013.

Stores planned to be opened within 12 months from August 31, 2010, include:

Location	Television Market	Market Status	Planned Opening Date
Baton Rouge, Louisiana	Baton Rouge	New	Q1 fiscal 2012
Lexington, Kentucky	Lexington	New	Q1 fiscal 2012
Escondido, California	San Diego	Existing	Q2 fiscal 2012

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

Capital Expenditures.  We currently estimate gross capital expenditures will total approximately $70 million in fiscal 2011.  Compared with the $22.4 million of capital spending in fiscal 2010, the increase in planned fiscal 2011 expenditures reflects real estate acquisitions and construction costs associated with the resumption of store growth, as well as information technology and reconditioning equipment upgrades.

Fiscal 2011 Expectations.  At the beginning of fiscal 2011, we provided one-time guidance on CAF income in order to assist investors with the transition in the securitization accounting rules.  However, we will neither be providing nor updating this guidance on a going-forward basis, as is consistent with our current earnings guidance practice.

FINANCIAL CONDITION

Liquidity and Capital Resources.  The combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement represent non-cash transactions, and thus the reported cash flow information for the first six months of fiscal 2011 takes into account the effect of these and other related reclassifications and adjustments.

Operating Activities.  In the first six months of the fiscal year, $9.5 million of cash was used in operating activities in fiscal 2011 compared with $51.3 million in fiscal 2010.  In the current year period, a $228.9 million increase in auto loan receivables more than offset cash generated by all other operating activities, resulting in the net use of cash.  The increase in auto loan receivables primarily reflected an increase in CAF net loan originations.  CAF auto loan receivables are funded through securitization transactions.  As a result, increases in auto loan receivables are generally accompanied by increases in non-recourse notes payable.  Excluding the increase in auto loan receivables, $219.4 million of cash was generated by operating activities in the first half of fiscal 2011.

The retained interest in securitized receivables declined by $43.7 million during the first half of fiscal 2011 compared with an increase of $137.9 million during the first half of fiscal 2010.  In May 2010, we repurchased the remaining portion of the receivables that were funded in the existing warehouse facility as of March 1, 2010, and we resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified.  The increase in fiscal 2010 was primarily the result of our retaining subordinated bonds in the April 2009 term securitization.  In conjunction with the change in accounting for securitized receivables, as of March 1, 2010, we consolidated the auto loan receivables, net of an allowance for loan losses, on our consolidated balance sheets.  The net auto loan receivables increased by $228.9 million during the first half of fiscal 2011, reflecting the combination of an increase in managed receivables during this period and the reclassification of amounts previously included in the retained interest in securitized receivables.

As of August 31, 2010, total inventory was $929.2 million, representing an increase of $86.0 million, or 10%, compared with the balance at the start of the fiscal year.  This increase in inventory reflected a 7% increase in used vehicle units in inventory compared with February 28, 2010, combined with the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values.  The increase in used vehicle inventory units included additional units to support the 6% comparable store used unit sales growth in the first half of the year, as well as the three stores opened in May and June 2010.  As of August 31, 2009, total inventory was $790.1 million, representing an increase of $86.9 million, or 12%, compared with the balance at the start of that fiscal year.  This increase reflected our below-target inventory level at the start of fiscal 2010, a sequential improvement in customer traffic and sales in the first half of fiscal 2010 compared with the fourth quarter of fiscal 2009 and rising vehicle acquisition costs.

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

Investing Activities.  In the first six months of the fiscal year, $20.8 million of cash was used in investing activities in fiscal 2011 compared with $13.8 million in fiscal 2010.  Capital expenditures in both periods were modest, reflecting the temporary suspension of store growth between December 2008 and the start of fiscal 2011.  We incurred no material capital expenditures in the first half of fiscal 2011 related to the three stores opened in May and June 2010, as these stores were originally constructed in fiscal 2009.  In the first half of fiscal 2011, cash used in investing activities included a net increase in various restricted cash balances of $5.6 million.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  As of August 31, 2010, we owned 45 superstores currently in operation and our home office in Richmond, Virginia.

Financing Activities.  During the first six months of the fiscal year, net cash provided by financing activities totaled $67.2 million in fiscal 2011 compared with $46.9 million in fiscal 2010.  In fiscal 2011, net cash provided by financing activities included a $180.6 million net increase in total non-recourse notes payable, partially offset by a $122.3 million net reduction in outstanding borrowings under the revolving credit facility and capitalized leases.  The increase in non-recourse notes payable resulted from the increase in securitized auto loan receivables.  In fiscal 2010, net cash provided by financing activities included a $42.5 million net increase in outstanding borrowings under the revolving credit facility and capitalized leases.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31			As of February 28
(In millions)	2010	2009		2010		2009
Non-recourse notes payable	$4,007.0	$	―	$	―	$	―
Borrowings under the revolving credit facility	0.6		351.1		122.5		308.5
Obligations under capital leases	29.4		28.4		28.1		28.6
Total debt	$4,037.0		$379.5		$150.6		$337.0
Cash and cash equivalents	$55.2		$122.3		$18.3		$140.6

As of August 31, 2010, we had total debt of $4.04 billion, consisting of $0.6 million outstanding under our revolving credit facility, $29.4 million of capitalized leases and $4.01 billion of non-recourse notes payable issued in connection with the securitized auto loan receivables.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with our retained interests in these securitization vehicles.

Starting in the second half of fiscal 2009, and continuing through the first half of fiscal 2010, we believed it was prudent to maintain a cash balance in excess of our operating requirements due to the unprecedented conditions in the credit markets.  Cash and cash equivalents as of February 28, 2009, and as of August 31, 2009, reflected this decision.

We have a $700 million revolving credit facility, which expires in December 2011 and is secured by our vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of August 31, 2010, based on then-current inventory levels, we had additional borrowing capacity of $699.4 million under the credit facility.  The outstanding balance as of August 31, 2010, included $0.6 million classified as short-term debt.  During the first half of fiscal 2011, excess cash flows were used to pay down this facility and then to build a modest cash balance.

As of August 31, 2010, the combined warehouse facility limit was $1.6 billion.  At that date, $718.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $882.0 million.  During the first quarter of fiscal 2011, we entered into a second warehouse facility in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  During the second quarter of fiscal 2011, we renewed our $800 million warehouse facility that was scheduled to expire in August 2010 for an additional 364-day term, and we increased the capacity of our second warehouse facility by $400 million.  As of August 31, 2010, $800 million of the warehouse facility limit will expire in February 2011 and $800 million will expire in August 2011.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Notes 4 and 9 include additional information on the warehouse facilities.

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

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 41 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2010.  For information on our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2010.

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

Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
Amendment No. 1 to Credit Agreement and Joinder Agreement, dated December 8, 2006, among CarMax Auto Superstores, Inc., CarMax, Inc, various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed herewith.

10.3
Amendment No. 2 to Credit Agreement and Joinder Agreement, dated July 17, 2008, among CarMax Auto Superstores, Inc., CarMax, Inc, various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Keith D. Browning
Keith D. Browning
Executive Vice President and
Chief Financial Officer

October 8, 2010

EXHIBIT INDEX

10.1
Credit Agreement, dated August 24, 2005, among CarMax Auto Superstores, Inc., CarMax, Inc., various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed herewith.

10.2
Amendment No. 1 to Credit Agreement and Joinder Agreement, dated December 8, 2006, among CarMax Auto Superstores, Inc., CarMax, Inc, various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed herewith.

10.3
Amendment No. 2 to Credit Agreement and Joinder Agreement, dated July 17, 2008, among CarMax Auto Superstores, Inc., CarMax, Inc, various subsidiaries of CarMax, various Lenders named therein and Bank of America N.A., as Administrative Agent, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under those sections.