Form 10-Q
period 2010-12-27
CARMAX INC
filed 2011-01-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2010

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

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2010
Common Stock, par value $0.50	225,553,316

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 44.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30						Nine Months Ended November 30
	2010	(1)%	(2)	2009	%	(2)	2010	(1)%	(2)	2009	%	(2)

Sales and operating revenues:
Used vehicle sales	$1,688,469	79.7		$1,407,077	81.5		$5,410,133	80.5		$4,662,968	82.7
New vehicle sales	47,671	2.2		38,158	2.2		149,626	2.2		149,917	2.7
Wholesale vehicle sales	320,117	15.1		226,907	13.1		966,495	14.4		635,394	11.3
Other sales and revenues	62,872	3.0		53,835	3.1		196,667	2.9		188,669	3.3
Net sales and operating revenues	2,119,129	100.0		1,725,977	100.0		6,722,921	100.0		5,636,948	100.0
Cost of sales	1,821,219	85.9		1,483,114	85.9		5,742,345	85.4		4,803,299	85.2
Gross profit	297,910	14.1		242,863	14.1		980,576	14.6		833,649	14.8
CarMax Auto Finance income	55,745	2.6		65,806	3.8		165,844	2.5		116,300	2.1
Selling, general and administrative
expenses	219,707	10.4		192,140	11.1		671,635	10.0		616,487	10.9
Interest expense	801	―		674	―		2,286	―		3,088	0.1
Interest income	198	―		45	―		380	―		418	―
Earnings before income taxes	133,345	6.3		115,900	6.7		472,879	7.0		330,792	5.9
Income tax provision	50,981	2.4		41,311	2.4		181,511	2.7		124,484	2.2
Net earnings	$82,364	3.9		$74,589	4.3		$291,368	4.3		$206,308	3.7

Weighted average common shares:
Basic	223,953			220,204			223,007			218,980
Diluted	228,471			223,879			226,924			221,346

Net earnings per share:
Basic	$0.37			$0.34			$1.30			$0.93
Diluted	$0.36			$0.33			$1.28			$0.92

(1)	Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.
(2)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(In thousands except share data)

	November 30, 2010(1)	February 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$74,391	$18,278
Restricted cash from collections on auto loan receivables	165,785	―
Accounts receivable, net	66,045	99,434
Auto loan receivables held for sale	―	30,578
Retained interest in securitized receivables	―	552,377
Inventory	1,002,982	843,133
Deferred income taxes	8,266	5,595
Other current assets	20,031	7,017

Total current assets	1,337,500	1,556,412

Auto loan receivables, net	4,274,572	―
Property and equipment, net	893,421	893,453
Deferred income taxes	95,100	57,234
Other assets	94,799	49,092

TOTAL ASSETS	$6,695,392	$2,556,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,037	$253,267
Accrued expenses and other current liabilities	110,436	94,557
Accrued income taxes	524	6,327
Short-term debt	677	883
Current portion of long-term debt	751	122,317
Current portion of non-recourse notes payable	138,829	―

Total current liabilities	469,254	477,351

Long-term debt, excluding current portion	28,525	27,371
Non-recourse notes payable, excluding current portion	3,886,871	―
Other liabilities	127,257	117,887

TOTAL LIABILITIES	4,511,907	622,609

Commitments and contingent liabilities

Shareholders’ equity:

Common stock, $0.50 par value; 350,000,000 shares authorized; 225,504,353 and 223,065,542 shares issued and outstanding
as of November 30, 2010, and February 28, 2010, respectively	112,752	111,533
Capital in excess of par value	806,446	746,134
Accumulated other comprehensive loss	(29,308)	(19,546)
Retained earnings	1,293,595	1,095,461

TOTAL SHAREHOLDERS’ EQUITY	2,183,485	1,933,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,695,392	$2,556,191

(1)
Reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.  Pursuant to these pronouncements, we recognize (a) all transfers of auto loan receivables into term securitizations and (b) transfers of auto loan receivables into our warehouse facilities on or after March 1, 2010, as secured borrowings.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended November 30
	2010	2009
Operating Activities:
Net earnings	$291,368	$206,308
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	43,657	43,947
Share-based compensation expense	33,600	30,697
Provision for loan losses	18,450	―
Loss on disposition of assets	443	359
Deferred income tax provision	14,352	20,312
Net decrease (increase) in:
Accounts receivable, net	13,014	7,562
Auto loan receivables held for sale, net	―	(9,074)
Retained interest in securitized receivables	43,746	(173,021)
Inventory	(159,849)	(48,140)
Other current assets	(15,879)	(216)
Auto loan receivables, net	(249,427)	―
Other assets	(5,984)	1,290
Net decrease in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(48,602)	(10,969)
Other liabilities	(1,377)	(12,578)
Net cash (used in) provided by operating activities	(22,488)	56,477

Investing Activities:
Capital expenditures	(38,536)	(18,372)
Proceeds from sales of assets	8	79
Insurance proceeds related to damaged property	―	447
Increase in restricted cash from collections on auto loan receivables	(3,177)	―
Increase in restricted cash in reserve accounts	(11,310)	―
Releases of restricted cash from reserve accounts	11,421	―
Sales (purchases) of money market securities, net	4,001	(2,196)
Sales of investments available-for-sale	―	2,200
Net cash used in investing activities	(37,593)	(17,842)

Financing Activities:
Decrease in short-term debt, net	(206)	(688)
Issuances of long-term debt	243,300	441,000
Payments on long-term debt	(365,451)	(630,435)
Issuances of non-recourse notes payable	2,947,000	―
Payments on non-recourse notes payable	(2,747,710)	―
Equity issuances, net	31,945	23,318
Excess tax benefits from share-based payment arrangements	7,316	2,785
Net cash provided by (used in) financing activities	116,194	(164,020)

Increase (decrease) in cash and cash equivalents	56,113	(125,385)
Cash and cash equivalents at beginning of year	18,278	140,597
Cash and cash equivalents at end of period	$74,391	$15,212

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

Cash and Cash Equivalents.  Cash equivalents of $64.4 million as of November 30, 2010, and $0.5 million as of February 28, 2010, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $165.8 million as of November 30, 2010, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors. Restricted cash on deposit in reserve accounts was $43.7 million as of November 30, 2010.  Prior to March 1, 2010, the amount on deposit in reserve accounts was a component of retained interest in securitized receivables.  See Note 4 for additional information on securitizations.

The restricted investments are held to support letters of credit associated with liability insurance programs and were $26.7 million as of November 30, 2010, and $30.7 million as of February 28, 2010.

Recent Accounting Pronouncements.  In January 2010, the FASB issued an additional accounting pronouncement related to fair value measurements (FASB ASC Topic 820), which requires fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item on the consolidated balance sheets.  In addition, significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers will be required to be disclosed.  This provision of the pronouncement is effective for reporting periods beginning after December 15, 2009.  Accordingly, we adopted the provision as of March 1, 2010, with no significant transfers other than the effects of adopting ASU Nos. 2009-16 and 2009-17.  An additional provision, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity present information about purchases, sales, issuances and settlements on a gross basis instead of as one net number.  If applicable, we will include the additional required disclosures for our fiscal year beginning March 1, 2011.

In July 2010, the FASB issued an additional accounting pronouncement related to receivables (FASB ASC Topic 310), which requires additional disclosures about a company’s allowance for credit losses and the credit quality of the company’s financing receivables.  For disclosures as of the end of a reporting period, this pronouncement is effective for reporting periods ending after December 15, 2010.  We will include additional required disclosures in our annual report for our fiscal year ending February 28, 2011.  For disclosures about activity that occurs during a reporting period, this pronouncement is effective for reporting periods beginning after December 15, 2010.  We will include additional required disclosures for our fiscal year beginning March 1, 2011.

In December 2010, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  We will adopt this pronouncement for our fiscal year beginning March 1, 2011.  The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

In December 2010, the FASB issued an accounting pronouncement related to business combinations (FASB ASC Topic 805), which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements.   The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  If applicable, we will include the required disclosures for our fiscal year beginning March 1, 2011.

3.	CarMax Auto Finance Income

	Three Months Ended November 30								Nine Months Ended November 30
(In millions)	2010		%	(1)		2009	%	(1)		2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income		$106.8	10.0		$	―	―			$314.1	10.0		$	―	―
Servicing fee income		―	―			10.6	1.0			0.9	0.0			31.4	1.0
Interest income on retained
interest in securitized receivables		―	―			17.6	1.7			1.6	0.1			50.4	1.7
Total managed portfolio income		106.8	10.0			28.2	2.7			316.6	10.0			81.8	2.7

Gain:
Gain on sales of loans originated and sold (2)		―	―			17.0	3.6			―	―			54.7	3.9
Other gains		1.8	0.2			31.6				4.3	0.1			12.6
Total gain		1.8	0.2			48.6				4.3	0.1			67.3

Expenses:
Interest expense		33.0	3.1			―	―			103.4	3.3			―	―
Provision for loan losses		8.6	0.8			―	―			18.5	0.6			―	―
Payroll and fringe benefit expense		5.1	0.5			4.9	0.5			15.4	0.5			15.1	0.5
Other direct CAF expenses		6.2	0.6			6.1	0.6			17.8	0.6			17.7	0.6
Total expenses		52.9	4.9			11.0	1.1			155.1	4.9			32.8	1.1
CarMax Auto Finance income		$55.7	5.2			$65.8	6.4			$165.8	5.3			$116.3	3.8

Total average managed receivables, principal only		$4,285.3				$4,083.6				$4,204.6				$4,043.2
Net loans originated		$500.9				$467.2				$1,637.1				$1,414.3
Loans originated and sold	$	―				$474.8			$	―				$1,410.4

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

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

Prior to March 1, 2010, the majority of CAF income was typically generated by the spread between the interest rates charged to customers and the related funding cost for loans originated during the period.  A gain, recorded at the time of securitization, resulted from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables.  The cash flows were calculated taking into account expected prepayments, losses and funding costs.  The gain on sales of loans originated and sold included both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that were incurred in the same fiscal period that the loans were originated.  Other gains or losses included the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods, the effects of new term securitizations and changes in the valuation of retained subordinated bonds, as applicable.

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

We typically use term securitizations to refinance the auto loan receivables previously securitized through the warehouse facilities.  The purpose of term securitizations is to provide long-term funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.  Refinancing receivables in a term securitization could have a significant impact on our results of operations depending on the transaction structure and market conditions.

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

AUTO LOAN RECEIVABLES, NET

	As of November 30		As of February 28
(In millions)	2010	2009	2010	2009
Warehouse facilities (1)	$542.0	$416.0	$331.0	$1,215.0
Term securitizations (1)	3,599.9	3,528.6	3,615.6	2,616.9
Loans held for investment	―	134.0	135.5	145.1
Loans held for sale	―	18.8	30.6	9.7
Other receivables (2)	146.2	―	―	―
Total ending managed receivables	4,288.1	$4,097.4	$4,112.7	$3,986.7
Accrued interest and fees	23.2
Other	5.5
Less allowance for loan losses	(42.2)
Auto loan receivables, net	$4,274.6

(1)	Amounts were off-balance sheet prior to March 1, 2010.
(2)	Other receivables includes required excess receivables and receivables not funded through the warehouse facilities.

Retained Interest.  Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales.  When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized.  The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds.  As of November 30, 2010, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

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

Financial Covenants and Performance Triggers.  The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.  As of November 30, 2010, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

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

PAST DUE ACCOUNT INFORMATION

	As of November 30	As of February 28
(In millions)	2009	2010	2009
Ending managed receivables	$4,097.4	$4,112.7	$3,986.7
Accounts 31+ days past due	$166.5	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	4.06%	3.24%	2.96%

CREDIT LOSS INFORMATION

	Three Months	Nine Months
	Ended	Ended
(In millions)	November 30, 2009	November 30, 2009
Net credit losses on managed receivables	$20.4	$51.8
Total average managed receivables, principal only	$4,083.6	$4,043.2
Annualized net credit losses as a percentage of total average managed receivables, principal only	2.00%	1.71%
Average recovery rate	50.2%	49.4%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

(In millions)	Three Months Ended November 30, 2009	Nine Months Ended November 30, 2009
Proceeds from new securitizations	$432.0	$1,262.0
Proceeds from collections	$195.9	$596.1
Servicing fees received	$10.5	$31.2
Other cash flows received from the retained interest:
Interest-only strip and excess receivables	$32.5	$99.4
Reserve account releases	$4.3	$16.6
Interest on retained subordinated bonds	$2.4	$7.2

Proceeds from New Securitizations.  Proceeds from new securitizations included proceeds from receivables that were newly securitized in or refinanced through the warehouse facility during the indicated period.  Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $76.0 million in the first nine months of fiscal 2010.  Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next twelve months, we estimate that an additional $6.3 million will be reclassified as a decrease to CAF income.

During the nine months ending November 30, 2010, we entered into the following interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Nine Months Ended November 30, 2010
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate swaps	12	46 months	$1,527,000

As of November 30, 2010, we had the following outstanding derivatives that were designated as cash flow hedges:

As of November 30, 2010
Product	Number of Instruments	RemainingTerm	Current Notional Amount (in thousands)
Interest rate swaps	4	46 months	$563,000

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

During the nine months ending November 30, 2010, we entered into the following interest rate derivatives that were not designated as accounting hedges:

Nine Months Ended November 30, 2010
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate caps (1)	4	47 to 53 months	$―

(1)	Includes two asset derivatives and two liability derivatives with offsetting initial notional amounts of $31.6 million.

As of November 30, 2010, we had the following outstanding derivatives that were not designated as accounting hedges:

As of November 30, 2010
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	6	22 to 33 months	$158,708
Interest rate caps (1)	10	33 to 51 months	$―

(1)	Includes five asset derivatives and five liability derivatives with offsetting notional amounts of $1.0 billion.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  Additional information on fair value measurements is included in Note 6.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

		As of November 30			As of February 28
(In thousands)	Location	2010	2009		2010		2009
Asset derivatives:
Interest rate swaps	Accounts payable	$603	$	―	$	―	$	―
Liability derivatives:
Interest rate swaps	Accounts payable	(274)		―		―		―
Total		$329	$	―	$	―	$	―

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		As of November 30			As of February 28
(In thousands)	Location	2010		2009	2010		2009
Asset derivatives:
Interest rate swaps	Retained interest in securitized receivables	$	―	$138	$	―	$33
Interest rate swaps	Other current assets		1,267	―		1,279	―
Interest rate swaps	Accounts payable		―	―		―	52
Interest rate caps	Other current assets		700	3,184		1,999	―
Liability derivatives:
Interest rate swaps	Accounts payable		(3,595)	(8,477)		(7,171)	(30,590)
Interest rate caps	Other current assets		(700)	(3,171)		(1,982)	―
Total			$(2,328)	$(8,326)		$(5,875)	$(30,505)

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings for the three-month and nine-month periods ended November 30, 2010 and 2009.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Three Months Ended November 30
	Loss Recognized in AOCL (1)			Loss Reclassified from AOCL into CAF Income (1)			Loss Recognized in CAF Income (2)

(In thousands)	2010		2009	2010		2009		2010		2009
Interest rate swaps	$2,571	$	―	$750	$	―	$	―	$	―

	Nine Months Ended November 30
	Loss Recognized in AOCL (1)			Loss Reclassified from AOCL into CAF Income (1)			Loss Recognized in CAF Income (2)

(In thousands)	2010		2009	2010		2009	2010		2009
Interest rate swaps	$11,059	$	―	$1,049	$	―	$4	$	―

(1)	Represents the effective portion.
(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Three Months Ended		Nine Months Ended
		November 30		November 30
(In thousands)	Location	2010	2009	2010	2009
Gain (loss) on interest rate swaps (1)	CAF Income	$1,621	$(4,404)	$2,941	$(9,197)
Net periodic settlements and accrued interest	CAF Income	(1,658)	(4,148)	(7,120)	(16,372)
Total		$(37)	$(8,552)	$(4,179)	$(25,569)

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

For the retained subordinated bonds, we based our valuation on observable market prices for similar assets when available.  Otherwise, our valuations were based on input from independent third parties and internal valuation models.  As the key assumption used in the valuation was based on unobservable inputs, we classified the retained subordinated bonds as Level 3.  As described in Note 4, there was no retained interest as of November 30, 2010.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of November 30, 2010
(In millions)	Level 1		Level 2		Level 3			Total
Assets:
Money market securities		$91.1	$	―	$	―		$91.1
Derivative instruments		―		1.3		―		1.3
Total assets at fair value		$91.1		$1.3	$	―		$92.4

Percent of total assets at fair value		98.6%		1.4%		―	%	100.0%
Percent of total assets		1.4%		0.0%		―	%	1.4%

Liabilities:
Derivative instruments	$	―		$3.3				$3.3
Total liabilities at fair value	$	―		$3.3	$	―		$3.3

Percent of total liabilities		― %		0.1%		―	%	0.1%

	As of February 28, 2010
(In millions)	Level 1		Level 2		Level 3		Total
Assets:
Money market securities		$31.2	$	―	$	―	$31.2
Retained interest in securitized receivables		―		―		552.4	552.4
Derivative instruments		―		1.3		―	1.3
Total assets at fair value		$31.2		$1.3		$552.4	$584.9

Percent of total assets at fair value		5.3%		0.3%		94.4%	100.0%
Percent of total assets		1.2%		0.1%		21.6%	22.9%

Liabilities:
Derivative instruments	$	―		$7.2	$	―	$7.2
Total liabilities at fair value	$	―		$7.2	$	―	$7.2

Percent of total liabilities		― %		1.2%		― %	1.2%

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)

	Nine Months Ended November 30
(In millions)	2010		2009
Balance at beginning of period		$552.4	$348.3
Impact of accounting changes (1)		(508.6)	―
Balance as of March 1		43.7	348.3
Total realized/unrealized gains (2)		0.4	67.7
Purchases, sales, issuances and settlements, net		(44.2)	105.3
Balance at end of period	$	―	$521.3
Change in unrealized gains on assets still held (2)	$	―	$61.1

(1)	Additional information on the impact of the accounting changes is included in Note 2.
(2)	Reported in CarMax Auto Finance income on the consolidated statements of earnings.

7.	Income Taxes

We had $14.1 million of gross unrecognized tax benefits as of November 30, 2010, and $22.0 million as of February 28, 2010.  During the nine months ended November 30, 2010, we settled federal and state liabilities of $3.0 million related to the Internal Revenue Service (“IRS”) audit of fiscal years 2005 through 2007.  In addition, we reduced gross unrecognized tax benefits by $7.0 million as a result of a recent ruling issued by the IRS regarding capitalization of certain costs incurred by automotive retailers.  There were no other significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2010, as all other activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2010	2009	2010	2009	2010	2009
Interest cost	$1,631	$1,428	$128	$152	$1,759	$1,580
Expected return on plan assets	(1,639)	(1,622)	―	―	(1,639)	(1,622)
Recognized actuarial loss	73	―	―	―	73	―
Net pension expense (income)	$65	$(194)	$128	$152	$193	$(42)

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2010	2009	2010	2009	2010	2009
Interest cost	$4,906	$4,284	$390	$454	$5,296	$4,738
Expected return on plan assets	(4,935)	(4,866)	―	―	(4,935)	(4,866)
Recognized actuarial loss	210	―	―	―	210	―
Net pension expense (income)	$181	$(582)	$390	$454	$571	$(128)

We did not make any contributions to the pension plan during the first nine months of fiscal 2011 and do not anticipate making any contributions during the remainder of fiscal 2011.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2010.

9.	Debt

Long-Term Debt.  Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2010, $0.7 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Obligations under capital leases as of November 30, 2010, consisted of $0.8 million classified as current portion of long-term debt and $28.5 million classified as long-term debt.

Non-Recourse Notes Payable.  As of March 1, 2010, and as discussed in Notes 2 and 4, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date.  As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings.  The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables.  The non-recourse notes payable accrue interest predominantly at fixed rates and mature between February 2011 and March 2017, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.  As of November 30, 2010, $4.03 billion of non-recourse notes payable were outstanding.  The outstanding balance included $138.8 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of November 30, 2010, the combined warehouse facility limit was $1.6 billion.  At that date, $542.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $1.06 billion.  During the first quarter of fiscal 2011, we entered into a second warehouse facility agreement in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  During the second quarter of fiscal 2011, we renewed our $800 million warehouse facility that was scheduled to expire in August 2010 for an additional 364-day term, and we increased the capacity of our second warehouse facility by $400 million.  As of November 30, 2010, $800 million of the warehouse facility limit will expire in February 2011 and $800 million will expire in August 2011.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.  See Note 4 for further information on the related securitized auto loan receivables.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2010	2009	2010	2009
Cost of sales	$789	$727	$1,393	$1,651
CarMax Auto Finance income	488	356	1,150	987
Selling, general and administrative expenses	10,581	7,175	31,819	28,798
Share-based compensation expense, before income taxes	$11,858	$8,258	$34,362	$31,436

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2010	2009	2010	2009
Nonqualified stock options	$3,490	$2,865	$13,650	$14,111
Restricted stock	1,372	2,942	4,463	9,500
Stock-settled restricted stock units	1,207	453	4,626	2,111
Cash-settled restricted stock units	5,574	1,782	10,386	4,425
Stock grants to non-employee directors	―	―	475	550
Employee stock purchase plan	215	216	762	739
Share-based compensation expense, before income taxes	$11,858	$8,258	$34,362	$31,436

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of November 30, 2010 or 2009.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2010	13,741	$15.58
Options granted	1,879	$25.24
Options exercised	(2,730)	$14.34
Options forfeited or expired	(63)	$14.27
Outstanding as of November 30, 2010	12,827	$17.27	4.4	$200,519
Exercisable as of November 30, 2010	7,287	$16.12	3.6	$122,242

For the nine months ended November 30, 2010 and 2009, we granted nonqualified options to purchase 1,879,111 and 2,948,150 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $39.1 million in the first nine months of fiscal 2011 and $27.2 million in the first nine months of fiscal 2010.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $34.7 million for the first nine months of fiscal 2011 and $18.7 million for the first nine months of fiscal 2010.  We realized related tax benefits of $14.0 million in the first nine months of fiscal 2011 and $7.6 million in the first nine months of fiscal 2010.

OUTSTANDING STOCK OPTIONS

As of November 30, 2010
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$7.14 to $10.75	618	2.3	$7.38	618	$7.38
$11.43	2,543	5.4	$11.43	442	$11.43
$13.19	1,502	4.5	$13.19	1,502	$13.19
$14.13 to $14.81	1,643	3.5	$14.61	1,597	$14.61
$14.86 to $19.36	1,235	2.7	$17.05	1,149	$17.01
$19.82	1,862	4.4	$19.82	834	$19.82
$19.98 to $24.99	1,497	3.5	$24.80	1,060	$24.97
$25.39 to $25.79	1,927	6.2	$25.41	85	$25.71
Total	12,827	4.4	$17.27	7,287	$16.12

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

The weighted average fair values at the date of grant for options granted during the nine-month periods ended November 30, 2010 and 2009, were $10.80 and $5.30 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $25.9 million as of November 30, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.2 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Nine Months Ended November 30
	2010	2009
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.6% - 50.2%	52.2% - 73.4%
Weighted average expected volatility	48.2%	57.3%
Risk-free interest rate (2)	0.2% - 4.0%	0.2% - 3.2%
Expected term (in years) (3)	4.7	5.2 - 5.5

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	1,663	$22.08
Restricted stock vested	(732)	$24.93
Restricted stock cancelled	(45)	$20.43
Outstanding as of November 30, 2010	886	$19.81

We did not grant shares of restricted stock during the first nine months of fiscal 2011 or 2010.  The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

We realized related tax benefits of $7.7 million from the vesting of restricted stock in the first nine months of fiscal 2011 and $4.2 million in the first nine months of fiscal 2010. The unrecognized compensation costs related to nonvested restricted stock awards totaled $1.9 million as of November 30, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.3 years.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	395	$16.34
Stock units granted	277	$36.24
Stock units vested and converted	(3)	$16.34
Stock units cancelled	(2)	$16.34
Outstanding as of November 30, 2010	667	$24.61

For the nine-month periods ended November 30, 2010 and 2009, we granted MSUs of 277,066 units and 405,872 units, respectively.  The fixed fair values per share at the date of grant for MSUs granted during the nine-month periods ended November 30, 2010 and 2009, were $36.24 and $16.34, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  The unrecognized compensation costs related to nonvested MSUs totaled $9.5 million as of November 30, 2010.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2010	916	$11.43
Stock units granted	689	$25.39
Stock units vested and converted	(12)	$16.13
Stock units cancelled	(68)	$16.18
Outstanding as of November 30, 2010	1,525	$17.49

During the first nine months of fiscal 2011 and 2010, we granted RSUs of 688,880 units and 1,005,505 units, respectively.  The initial fair market values per share for the liability-classified RSUs granted during the first nine months of fiscal 2011 and 2010 were $25.39 and $11.43 respectively.  The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of November 30, 2010
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,877	$18,338
Fiscal 2014	$10,533	$28,087
Total expected cash settlements	$17,410	$46,425

(1)	Net of estimated forfeitures.

11.	Net Earnings per Share

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands except per share data)	2010	2009	2010	2009
Net earnings	$82,364	$74,589	$291,368	$206,308
Less net earnings allocable to restricted stock	330	574	1,282	1,804
Net earnings available for basic common shares	82,034	74,015	290,086	204,504
Adjustment for dilutive potential common shares	9	10	―	19
Net earnings available for diluted common shares	$82,043	$74,025	$290,086	$204,523

Weighted average common shares outstanding	223,953	220,204	223,007	218,980
Dilutive potential common shares:
Stock options	3,867	3,236	3,346	2,141
Stock-settled restricted stock units	651	439	571	225
Weighted average common shares and dilutive potential common shares	228,471	223,879	226,924	221,346

Basic net earnings per share	$0.37	$0.34	$1.30	$0.93
Diluted net earnings per share	$0.36	$0.33	$1.28	$0.92

For the quarters ended November 30, 2010 and 2009, weighted-average options to purchase 1,558,839 shares and 3,484,685 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive.  Weighted-average options to purchase 3,234,902 shares and 7,787,984 shares of common stock were outstanding and not included in the calculations for the nine months ended November 30, 2010 and 2009, respectively.

12.	Comprehensive Income

COMPONENTS OF TOTAL COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands, net of income taxes)	2010	2009	2010	2009
Net earnings	$82,364	$74,589	$291,368	$206,308
Other comprehensive income (loss):
Retirement plans:
Amortization recognized in net pension expense	48	―	120	(6)
Cash flow hedges:
Effective portion of changes in fair value	(4,579)	―	(10,917)	―
Reclassifications to net income	812	―	1,035	―
Total comprehensive income	$78,645	$74,589	$281,606	$206,302

ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses		Total
Balance as of February 28, 2010	$19,546	$	―	$19,546
Retirement plans:
Amortization recognized in net pension expense	(120)			(120)
Cash flow hedges:
Effective portion of changes in fair value			10,917	10,917
Reclassifications to net income			(1,035)	(1,035)
Balance as of November 30, 2010	$19,426		$9,882	$29,308

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $11.5 million as of November 30, 2010, and February 28, 2010.

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

Page 25of 44

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2010, we operated 103 used car superstores in 49 markets, comprised of 37 mid-sized markets, 11 large markets and 1 small market.  We also operated five new car franchises.  In fiscal 2010, we sold 357,129 used cars, representing 98% of the total 364,980 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2010, we conducted auctions at 51 used car superstores.  During fiscal 2010, we sold 197,382 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and a number of third-party financing providers.  The third-party providers who purchase subprime financings purchase these loans at a discount, and we collect prenegotiated fees from the majority of the other providers.  We periodically test additional providers.  CarMax has no recourse liability for the financing provided by these third parties.

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

As a result of the weak economic and sales environment, in December 2008, we temporarily suspended store growth.  This suspension reduced our capital needs and growth-related costs.  Based on the improvements in our sales and profitability in fiscal 2010, as well as the increasing stability in the credit markets, we resumed store growth in fiscal 2011.  We have opened three stores in fiscal 2011.  We plan to open five stores in fiscal 2012 and between five and ten stores in fiscal 2013.  We are still at a relatively early stage in the national rollout of our retail concept, and as of November 30, 2010, we had used car superstores located in markets that comprised approximately 47% of the U.S. population.

Over the long term, we believe the principal challenges we face will include our ability to build our management bench strength to support our store growth and our ability to procure suitable real estate at favorable terms.  We attempt to staff each newly opened store with an experienced management team.  Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2011 Third Quarter Highlights

▪
Net sales and operating revenues increased 23% to $2.12 billion from $1.73 billion in the third quarter of fiscal 2010, while net earnings increased 10% to $82.4 million, or $0.36 per share, compared with $74.6 million, or $0.33 per share, in the prior year period.  Net earnings for the third quarter of last year were increased by $0.09 per share for CAF favorable adjustments.

▪
Total used vehicle revenues increased 20% to $1.69 billion from $1.41 billion in the third quarter of fiscal 2010.  Comparable store used unit sales increased 16%, driven by increases in both customer traffic and an improvement in the sales conversion rate.  We believe a portion of the increase in sales conversion reflected improvements in consumer credit availability.  Average used vehicle retail selling prices rose 2%, primarily reflecting increases in our acquisition costs, which have been affected by the year-over-year increase in used vehicle wholesale values.

▪
Total wholesale vehicle revenues increased 41% to $320.1 million from $226.9 million in the prior year quarter.  Wholesale vehicle unit sales increased 26%, reflecting increases in both appraisal traffic and our appraisal buy rate.  Average wholesale vehicle selling prices rose 12%, primarily due to strong wholesale industry pricing trends.

▪
Total gross profit increased 23% to $297.9 million from $242.9 million in the third quarter of fiscal 2010, reflecting the combination of the increase in unit sales plus an improvement in our total gross profit dollars per retail unit, which increased $127 to $3,175 per unit from $3,048 per unit in the corresponding prior year period.

▪
CAF income was $55.7 million compared with $65.8 million in the third quarter of fiscal 2010.  In the prior year period, CAF income included favorable mark-to-market and other adjustments totaling $31.6 million related to loans originated in previous fiscal periods.

▪
Selling, general and administrative (“SG&A”) expenses increased 14% to $219.7 million from $192.1 million in the prior year quarter, compared with the 23% increase in total revenues.  The increase in SG&A primarily reflected increases in sales commissions and other variable costs associated with the growth in unit sales, and higher advertising expense.

▪
In the first nine months of the fiscal year, $22.5 million of cash was used in operating activities in fiscal 2011, while $56.5 million of cash was provided by operating activities in fiscal 2010.  In the current year period, a $249.4 million increase in auto loan receivables more than offset the net cash generated by all other operating activities, resulting in the net use of cash.  The increase in auto loan receivables primarily reflects the amount that CAF net loan originations exceeded loan repayments during the period.  CAF auto loan receivables are funded through securitization transactions.  As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities and not included in cash provided by operations.

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

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In millions)	2010	%	2009	%	2010	%	2009	%
Used vehicle sales	$1,688.5	79.7	$1,407.1	81.5	$5,410.1	80.5	$4,663.0	82.7
New vehicle sales	47.7	2.2	38.2	2.2	149.6	2.2	149.9	2.7
Wholesale vehicle sales	320.1	15.1	226.9	13.1	966.5	14.4	635.4	11.3
Other sales and revenues:
Extended service plan revenues	39.7	1.9	30.2	1.7	126.6	1.9	104.6	1.9
Service department sales	23.9	1.1	24.2	1.4	77.3	1.2	77.6	1.4
Third-party finance fees, net	(0.7)	―	(0.5)	―	(7.2)	(0.1)	6.4	0.1
Total other sales and revenues	62.9	3.0	53.8	3.1	196.7	2.9	188.7	3.3
Total net sales and operating revenues	$2,119.1	100.0	$1,726.0	100.0	$6,722.9	100.0	$5,636.9	100.0

RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2010	2009	2010	2009
Vehicle units:
Used vehicles	18%	9%	10%	1%
New vehicles	24%	(33)%	(1)%	(31)%
Total	18%	8%	10%	(1)%

Vehicle dollars:
Used vehicles	20%	20%	16%	5%
New vehicles	25%	(34)%	― %	(31)%
Total	20%	18%	16%	3%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2010	2009	2010	2009
Vehicle units:
Used vehicles	16%	8%	9%	(2)%
New vehicles	24%	(33)%	(1)%	(31)%
Total	16%	7%	9%	(3)%

Vehicle dollars:
Used vehicles	18%	19%	15%	2%
New vehicles	25%	(34)%	― %	(31)%
Total	19%	16%	15%	― %

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2010	2009	2010	2009
Used car superstores, beginning of period	103	100	100	100
Superstore openings	―	―	3	―
Used car superstores, end of period	103	100	103	100

Used Vehicle Sales.  The 20% increase in used vehicle revenues in the third quarter of fiscal 2011 resulted from an 18% increase in unit sales combined with a 2% increase in average retail selling price.  The 18% unit sales growth reflected a 16% increase in comparable store used unit sales as well as sales from newer stores not yet included in the comparable store base.  The increase in comparable store used unit sales was fueled by both a continued rebound in customer traffic and an improvement in the sales conversion rate.  We believe a portion of the increase in the sales conversion rate reflected improvements in consumer credit availability.  In the prior year quarter, the sales conversion rate was adversely affected by the tightening of CAF lending standards.  The effect of this tightening was then largely offset by our previously disclosed agreement with Santander Consumer USA, which commenced in late November 2009, where they are purchasing a large portion of the loans that CAF previously would have originated prior to the tightening.  The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values.

The 16% increase in used vehicle revenues in the first nine months of fiscal 2011 resulted from the combination of a 10% increase in unit sales combined with a 6% increase in average retail selling price.  The 10% increase in unit sales reflected a 9% increase in comparable store used unit sales as well as sales from newer stores not yet included in the comparable store base.  For the nine-month period, the increase in comparable store unit sales primarily reflected the benefit of the continuing gradual rebound in customer traffic, as well as an increase in the sales conversion rate and the relatively easy comparison with the prior year period, when comparable store used unit sales declined 2%.  Similar to the third quarter, the increase in the average retail selling price primarily reflected the effect of higher used vehicle wholesale valuations on our acquisition costs.

New Vehicle Sales.  The 25% increase in new vehicle revenues in the third quarter of fiscal 2011 resulted from a 24% increase in unit sales combined with a 1% increase in average retail selling price.  The improvement in unit sales primarily reflected the general new car industry sales trends for this period.  It also reflected the fairly easy comparison with the prior year quarter, which was affected by short-term new vehicle inventory supply constraints following the end of the government’s Consumer Assistance to Recycle and Save Act (“CARS” or “cash for clunkers”).  Cash for clunkers was effective between July 1 and August 24, 2009.

New vehicle revenues were similar to the prior year period in the first nine months of fiscal 2011, reflecting both unit sales and average retail selling prices that were consistent with the prior year period.  While new vehicle sales volumes in the second quarter of last fiscal year benefited from the cash for clunkers program, we believe the effect on the nine-month period was less material, as this program primarily shifted new vehicle demand into the second fiscal quarter from the first and third quarters.  In addition, in the current year we experienced reduced sales volumes at our Chevrolet franchise, which was one of the many franchises terminated by General Motors.  Given the small number of franchises we operate, our new car operations represent only 2% of our total net sales and operating revenues.

Wholesale Vehicle Sales.  Vehicles acquired through the appraisal purchase process that do not meet our retail standards are sold at our on-site wholesale auctions.  The 41% increase in wholesale vehicle revenues in the third quarter of fiscal 2011 resulted from a 26% increase in wholesale unit sales and a 12% increase in average wholesale selling price.  The increase in unit sales reflected increases in both appraisal traffic and our appraisal buy rate.  We believe the strong industry-wide wholesale vehicle pricing environment and the resulting increases in our appraisal offers had a favorable effect on the buy rate.  The improvement in average wholesale selling price reflected the trends in the general wholesale market for the types of vehicles we sell, as well as changes in vehicle mix and the average age, mileage and condition of the vehicles wholesaled.

The 52% increase in wholesale revenues in the first nine months of fiscal 2011 resulted from a 31% increase in wholesale unit sales combined with a 16% increase in average wholesale selling price.  Similar to the third quarter, wholesale revenues for the first nine months of the year benefited from significant increases in both appraisal traffic and our appraisal buy rate and the strength of wholesale industry vehicle pricing.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP, service department sales and net third-party finance fees.  In the third quarter of fiscal 2011, other sales and revenues increased 17% from the prior year’s quarter.  ESP and GAP revenues increased 31%, primarily reflecting the growth in used unit sales and an increase in ESP penetration, due in part to refinements in the plan design implemented earlier in the current fiscal year.  Service department sales were similar to the prior year quarter, as service resources were used primarily in reconditioning vehicles to support retail unit sales.  Net third-party finance fees declined modestly as an increase in fees received from third-party providers was more than offset by the effect of an increase in the percentage of sales financed by our subprime finance providers.  The third-party providers who purchase subprime financings purchase these loans at a discount, and subprime finance penetration was approximately 8% of retail unit sales in the third quarter of fiscal 2011 compared with approximately 6% in the prior year period.  We believe the increase in subprime penetration was due in part to expansion of credit availability by the subprime providers.

For the first nine months of the year, other sales and revenues increased 4% from the prior year period.  The improvement included a 21% increase in ESP and GAP revenues that was partially offset by a decline in third-party finance fees.  The factors that contributed to the changes in ESP and GAP revenues and the third-party finance fees in the third quarter also contributed to these changes in the first nine months of the year.  In addition, our introduction of the GAP product during the first quarter of the prior year contributed to the increase in the ESP and GAP revenues for the nine-month period.

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

Supplemental Sales Information.

UNIT SALES

	Three Months Ended			Nine Months Ended
	November 30			November 30
	2010	2009	Change	2010	2009	Change
Used vehicles	91,854	78,082	18%	296,212	269,205	10%
New vehicles	1,976	1,596	24%	6,278	6,316	(1)%
Wholesale vehicles	64,333	51,026	26%	197,832	151,042	31%

AVERAGE SELLING PRICES

	Three Months Ended			Nine Months Ended
	November 30			November 30
	2010	2009	Change	2010	2009	Change
Used vehicles	$18,177	$17,810	2%	$18,072	$17,126	6%
New vehicles	$23,994	$23,769	1%	$23,702	$23,602	― %
Wholesale vehicles	$4,844	$4,321	12%	$4,754	$4,082	16%

RETAIL VEHICLE SALES MIX

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2010	2009	2010	2009
Vehicle units:
Used vehicles	98%	98%	98%	98%
New vehicles	2%	2%	2%	2%
Total	100%	100%	100%	100%

Vehicle dollars:
Used vehicles	97%	97%	97%	97%
New vehicles	3%	3%	3%	3%
Total	100%	100%	100%	100%

As of November 30, 2010, we operated a total of five new car franchises representing the Chrysler, Nissan and Toyota brands.  In June 2009, we were notified by General Motors that our Chevrolet franchise in Kenosha, Wisconsin, would be terminated no later than October 31, 2010.  During the third quarter, we stopped selling new General Motors vehicles at this site, where we also have a used car superstore and a Toyota franchise.  We do not expect this franchise termination to have a material effect on sales or earnings.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions)	2010	2009	Change	2010	2009	Change
Used vehicle gross profit	$193.2	$164.0	18%	$644.5	$558.1	15%
New vehicle gross profit	1.6	1.7	(5)%	4.3	5.6	(24)%
Wholesale vehicle gross profit	56.5	42.2	34%	176.5	128.1	38%
Other gross profit	46.7	35.0	33%	155.3	141.8	10%
Total gross profit	$297.9	$242.9	23%	$980.6	$833.6	18%

GROSS PROFIT PER UNIT

	Three Months Ended						Nine Months Ended
	November 30						November 30
	2010			2009			2010			2009
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,103	11.4		$2,100	11.7		$2,176	11.9		$2,073	12.0
New vehicle gross profit	$807	3.3		$1,053	4.4		$684	2.9		$889	3.7
Wholesale vehicle gross profit	$878	17.6		$827	18.6		$892	18.3		$848	20.2
Other gross profit	$497	74.2		$439	65.0		$514	79.0		$515	75.2
Total gross profit	$3,175	14.1		$3,048	14.1		$3,242	14.6		$3,026	14.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 18% to $193.2 million from $164.0 million in the third quarter of fiscal 2010, reflecting a corresponding increase in used unit sales.  Used vehicle gross profit per unit of $2,103 was relatively flat compared with the $2,100 per unit in the prior year quarter.

For the first nine months of the fiscal year, used vehicle gross profit increased 15% to $644.5 million from $558.1 million in fiscal 2010.  The increase reflected the combination of the 10% increase in used unit sales and a 5% improvement in used vehicle gross profit dollars per unit.  Used vehicle gross profit per unit increased $103 to $2,176 per unit compared with $2,073 per unit in the first nine months of the prior year.  The improvement in used gross profit per unit in fiscal 2011 resulted from a combination of factors, including benefits realized from our initiatives to improve vehicle reconditioning efficiency and reduce waste and the support provided by strong wholesale valuations.

New Vehicle Gross Profit.  Our new vehicle gross profit declined to $1.6 million in the third quarter of fiscal 2011 and $4.3 million in the first nine months of fiscal 2011, from $1.7 million and $5.6 million, respectively, in the corresponding prior year periods.  In the third quarter, the effect of the increase in unit sales was fully offset by a decrease in gross profit dollars per unit.  In the first nine months, the reduction in gross profit reflected a decline in new vehicle gross profit dollars per unit.  In the first nine months of the prior year, new vehicle gross profit per unit benefited from the industry-wide reduction in new vehicle consumer incentive spending, which was a result of the government’s cash for clunkers program.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit increased 34% to $56.5 million from $42.2 million in the third quarter of fiscal 2010, reflecting the combination of the 26% increase in wholesale unit sales and a 6% improvement in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $51 to $878 per unit compared with $827 per unit in the prior year period, primarily reflecting the higher year-over-year wholesale pricing environment.  We continued to achieve strong dealer attendance and dealer-to-car ratios at our wholesale auctions.

For the first nine months of the fiscal year, wholesale vehicle gross profit increased 38% to $176.5 million from $128.1 million in fiscal 2010.  The improvement reflected the 31% increase in wholesale unit sales combined with a 5% rise in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $44 to $892 per unit compared with $848 per unit in the first nine months of fiscal 2010.  The factors that contributed to the improvement in wholesale gross profit in the third quarter of fiscal 2011 also contributed to the improvement in the first nine months of fiscal 2011.

Other Gross Profit.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by the third-party providers.  In the case of the subprime finance providers, net third-party finance fees represent the discount associated with these loans.  Other gross profit increased 33% to $46.7 million from $35.0 million in the third quarter of fiscal 2010.  Other gross profit per unit increased $58, or 13%, to $497 per unit compared with $439 per unit in the prior year quarter.  ESP and GAP gross profit benefited from the increase in used unit sales and increase in ESP penetration resulting, in part, from the refinements in our ESP plan design.

For the first nine months of the fiscal year, other gross profit increased 10% to $155.3 million from $141.8 million in fiscal 2010.  Other gross profit per unit was flat, at $514 per unit compared with $515 per unit in the first nine months of fiscal 2010.  Similar to the third quarter, other gross profit in the first nine months of fiscal 2011 benefited from the increase in used unit sales and the improved ESP penetration, which was partially offset by the reduction in net third-party finance fees.  In addition, other gross profit for the first nine months of fiscal 2011 benefited from the introduction of the GAP product during the first quarter of fiscal 2010.

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

Historically, used vehicle industry prices depreciate over the course of the year, with modest appreciation in the spring generally followed by several months of declining valuations, particularly during the fall, which coincides with both the model-year changeover period and seasonal declines in customer traffic.  During fiscal 2010, we experienced a period of strong appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity.  The appreciation also reflected a rebound in pricing compared with the severe depreciation in wholesale industry pricing experienced in fiscal 2009.  During fiscal 2011, used vehicle industry prices continued to appreciate in the first half of the year, although at a slower pace than in fiscal 2010.  During the third quarter of fiscal 2011, used vehicle industry prices moderated compared with earlier in the year; however, they remained stronger than historical averages. The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.

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

CAF provides financing for qualified customers at competitive market rates of interest.  The majority of CAF income has typically been generated by the spread between the interest rates charged to customers and the related funding cost.  Substantially all of the loans originated by CAF are funded through securitization transactions.

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

COMPONENTS OF CAF INCOME

	Three Months Ended November 30								Nine Months Ended November 30
(In millions)	2010		%	(1)		2009	%	(1)		2010	%	(1)		2009	%	(1)
Managed portfolio income:
Interest and fee income		$106.8	10.0		$	―	―			$314.1	10.0		$	―	―
Servicing fee income		―	―			10.6	1.0			0.9	0.0			31.4	1.0
Interest income on retained
interest in securitized receivables		―	―			17.6	1.7			1.6	0.1			50.4	1.7
Total managed portfolio income		106.8	10.0			28.2	2.7			316.6	10.0			81.8	2.7

Gain:
Gain on sales of loans originated and sold (2)		―	―			17.0	3.6			―	―			54.7	3.9
Other gains		1.8	0.2			31.6				4.3	0.1			12.6
Total gain		1.8	0.2			48.6				4.3	0.1			67.3

Expenses:
Interest expense		33.0	3.1			―	―			103.4	3.3			―	―
Provision for loan losses		8.6	0.8			―	―			18.5	0.6			―	―
Payroll and fringe benefit expense		5.1	0.5			4.9	0.5			15.4	0.5			15.1	0.5
Other direct CAF expenses		6.2	0.6			6.1	0.6			17.8	0.6			17.7	0.6
Total expenses		52.9	4.9			11.0	1.1			155.1	4.9			32.8	1.1
CarMax Auto Finance income		$55.7	5.2			$65.8	6.4			$165.8	5.3			$116.3	3.8

Total average managed receivables,
principal only		$4,285.3				$4,083.6				$4,204.6				$4,043.2
Net loans originated		$500.9				$467.2				$1,637.1				$1,414.3
Loans originated and sold	$	―				$474.8			$	―				$1,410.4

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only, except where noted.
(2)	Percent of loans originated and sold.

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

Fiscal 2011.  CAF reported income of $55.7 million in the third quarter and $165.8 million in the first nine months of fiscal 2011.  The profits in both periods were driven largely by the spread between interest and fee income charged to consumers and our funding costs.  CAF income for the nine-month period also reflected favorability in our provision for loan losses.

NET INTEREST INCOME

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2010	% (1)	2010	% (1)
Interest and fee income	$106.8	10.0	$314.1	10.0
Interest expense	(33.0)	(3.1)	(103.4)	(3.3)
Net interest income	73.8	6.9	210.7	6.7
Provision for loan losses	(8.6)	(0.8)	(18.5)	(0.6)

Net interest income after provision for loan losses	$65.2	6.1	$192.2	6.1

Total average managed receivables, principal only	$4,285.3		$4,204.6

(1)	Annualized percent of total average managed receivables, principal only.

Net interest income before the provision for loan losses, which reflects the spread between the interest charged to consumers and our funding costs, was 6.9% of total average managed receivables, principal only, in the third quarter and 6.7% in the first nine months of the fiscal year.  This spread was favorably impacted by the following factors:

•
Over the last several quarters the spread between the interest rates charged to customers and our related cost of funds has remained wide relative to historical averages.  This has been driven primarily by a reduction in the benchmark rates and the improvements in the asset-backed securities market.

•
We typically use interest rate swaps to hedge our interest rate risk while the receivables are in the warehouse facilities and unwind these swaps when the receivables are refinanced in a term securitization.  Prior to March 1, 2010, these interest rate swaps were not designated as hedges for accounting purposes.  As a result, substantially all of the changes in the fair value of derivatives were offset by the changes in fair value of our retained interest in the related securitized receivables, which were also recorded in CAF income.  Beginning in fiscal 2011, the interest expense associated with receivables originated prior to March 1, 2010, does not include amortization of the cost associated with hedge unwinds.

•
Prior to March 1, 2010, certain securitization costs such as underwriting, rating agency fees and legal expenses were expensed at the time of the securitizations.  Under the new accounting pronouncements adopted March 1, 2010, these costs are being capitalized and amortized over the term of the related securitizations.

Additionally, as noted below, in the first nine months of fiscal 2011 the provision for loan losses benefited from lower-than-anticipated net charge-offs and favorable adjustments to the allowance for loan losses.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010.  Other gains in the first nine months of fiscal 2011 primarily reflected favorable derivative valuations.

ALLOWANCE FOR LOAN LOSSES

	Three Months		Nine Months
	Ended		Ended
(In millions)	November 30, 2010		November 30, 2010
Balance as of beginning of period	$46.6		$58.6
Net charge-offs (1)	(13.0)	1.2%	(34.9)	1.1%
Provision for loan losses (1)	8.6	0.8%	18.5	0.6%
Balance as of end of period (2)	$42.2	1.0%	$42.2	1.0%

Total average managed receivables, principal only	$4,285.3		$4,204.6
Ending managed receivables	$4,288.1		$4,288.1

Percent columns indicate:
(1)	Annualized percent of total average managed receivables, principal only.
(2)	Percent of ending managed receivables.

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

The decrease in the allowance from $58.6 million, or 1.4% of ending managed receivables, as of March 1, 2010, to $42.2 million, or 1.0% of ending managed receivables, as of November 30, 2010, reflected favorable trends in net charge-offs, the record high recovery rate relative to historical norms and the credit profile of new loan originations, which benefited from CAF’s tightening of lending standards beginning in fiscal 2010.  In the first quarter of fiscal 2011, net charge-offs were significantly lower than both our original projections and prior year trends.  As a result, we reduced our estimate of future loan losses on our existing portfolio of managed receivables.  The lower-than-expected losses and the resulting adjustment to the provision for loan losses related to future periods favorably affected our net income for the first quarter and the first nine months of fiscal 2011 by approximately $0.03 per share versus our expectations.

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28
(In millions)	2010	2009	2010	2009
Ending managed receivables	$4,288.1	$4,097.4	$4,112.7	$3,986.7
Accounts 31+ days past due	$148.5	$166.5	$133.2	$118.1
Past due accounts as a percentage of ending managed receivables	3.46%	4.06%	3.24%	2.96%

CREDIT LOSS INFORMATION

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2010	2009	2010	2009
Net credit losses on managed receivables	$13.0	$20.4	$34.9	$51.8
Total average managed receivables, principal only	$4,285.3	$4,083.6	$4,204.6	$4,043.2
Annualized net credit losses as a percentage of total average managed receivables, principal only	1.21%	2.00%	1.11%	1.71%
Average recovery rate	53.9%	50.2%	54.5%	49.4%

Compared with the corresponding prior year periods, we experienced improvements in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of total average managed receivables, principal only, in both the third quarter and first nine months of fiscal 2011.  We believe the improvements were the result of several factors including our credit tightening implemented in fiscal 2010, the strong recovery rates and general industry trends for losses and delinquencies.

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

In the third quarter of fiscal 2010, CAF income was $65.8 million, including favorable adjustments totaling $31.6 million related to loans originated in previous fiscal periods.  These adjustments included:

•	$17.6 million of favorable mark-to-market adjustments on retained subordinated bonds.

•	An $11.9 million benefit related to more favorable funding costs for the $600.0 million of auto loan receivables that were refinanced in a term securitization during the third quarter of fiscal 2010.

•	$2.1 million of other net favorable adjustments, including modest decreases in prepayment rate assumptions on select pools of loans.

In the first nine months of fiscal 2010, CAF income was $116.3 million, including net favorable adjustments totaling $12.6 million related to loans originated in previous fiscal periods.  These adjustments included:

•	$58.4 million of favorable mark-to-market adjustments on retained subordinated bonds.

•	A $57.1 million reduction related to increases in funding costs for the $1.22 billion of auto loan receivables that were funded in the warehouse facility at the start of fiscal 2010.

•	$11.3 million of other net favorable adjustments primarily related to decreases in prepayment rate assumptions.

Excluding these adjustments, CAF income was $34.2 million in the third quarter and $103.6 million in the first nine months of fiscal 2010.  CAF’s gain on sales of loans originated and sold was $17.0 million, or 3.6% of loans originated and sold, in the third quarter of fiscal 2010 and $54.7 million, or 3.9% of loans originated and sold, in the first nine months of fiscal 2010.

Selling, General and Administrative Expenses.  SG&A expenses increased 14% to $219.7 million from $192.1 million in the prior year’s third quarter, compared with the 23% increase in total revenues.  The increase in SG&A primarily reflected increases in sales commissions and other variable costs associated with the growth in unit sales, and higher advertising expense.  As sales trends have improved, we have targeted higher levels of advertising expenses.  The SG&A ratio improved to 10.4% in the third quarter of fiscal 2011 compared with 11.1% in the prior year quarter, reflecting the leverage associated with the increases in both unit sales and average selling prices.

For the first nine months of the fiscal year, SG&A expenses increased 9% to $671.6 million from $616.5 million in the prior year period, compared with the 19% increase in total revenues.  The increase in SG&A in the first nine months of fiscal 2011 reflected increases in sales commissions and other variable costs associated with the growth in unit sales, higher advertising expense and an increase in various costs associated with the resumption of store growth.  In addition, SG&A in the first nine months of the prior year was reduced by a litigation benefit totaling $0.02 per share.  The SG&A ratio improved to 10.0% in the first nine months of fiscal 2011 compared with 10.9% in the prior year period, reflecting the leverage associated with the increases in both unit sales and average selling prices.

Income Taxes.  The effective income tax rate was 38.2% in the third quarter of fiscal 2011 compared with 35.6% in the third quarter of fiscal 2010.  For the first nine months of the year, the effective tax rate was 38.4% in fiscal 2011 compared with 37.6% in fiscal 2010.  Income tax expense in the third quarter of fiscal 2010 was reduced by the favorable settlement of prior year tax audits, benefiting the effective tax rate for both the quarter and the nine-month period.

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

Stores planned to be opened within 12 months from November 30, 2010, include:

Location	Television Market	Market Status	Planned Opening Date
Baton Rouge, Louisiana	Baton Rouge	New	Q1 fiscal 2012
Lexington, Kentucky	Lexington	New	Q1 fiscal 2012
Escondido, California	San Diego	Existing	Q2 fiscal 2012
North Attleborough, Massachusetts	Providence	New	Q3 fiscal 2012

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

FINANCIAL CONDITION

Liquidity and Capital Resources.  The combined effects of the adoption of ASU Nos. 2009-16 and 2009-17 and the March 1, 2010, amendment to our existing warehouse facility agreement represent non-cash transactions, and thus the reported cash flow information for the first nine months of fiscal 2011 takes into account the effect of these and other related reclassifications and adjustments.

Operating Activities.  In the first nine months of the fiscal year, $22.5 million of cash was used in operating activities in fiscal 2011, while $56.5 million of cash was provided by operating activities in fiscal 2010.  In the current year period, a $249.4 million increase in auto loan receivables more than offset the net cash generated by all other operating activities, resulting in the net use of cash.  The increase in auto loan receivables primarily reflects the amount that CAF net loan originations exceeded loan repayments during the period.  CAF auto loan receivables are funded through securitization transactions.  As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities and not included in cash from operations.

The retained interest in securitized receivables declined by $43.7 million during the first nine months of fiscal 2011 compared with an increase of $173.0 million during the first nine months of fiscal 2010.  In May 2010, we repurchased the remaining portion of the receivables that were funded in the existing warehouse facility as of March 1, 2010, and we resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified.  The increase in fiscal 2010 was primarily the result of our retaining subordinated bonds in the April 2009 term securitization.  In conjunction with the change in accounting for securitized receivables, as of March 1, 2010, we consolidated the auto loan receivables, net of an allowance for loan losses, on our consolidated balance sheets.  The net auto loan receivables increased by $249.4 million during the first nine months of fiscal 2011, reflecting the combination of an increase in managed receivables during this period and the reclassification of amounts previously included in the retained interest in securitized receivables.

As of November 30, 2010, total inventory was $1.0 billion, representing an increase of $159.8 million, or 19%, compared with the balance at the start of the fiscal year.  This reflected a 19% increase in used vehicle units in inventory compared with February 28, 2010, which included additional units to support the 9% comparable store used unit sales growth in the first nine months of the fiscal year, as well as the three stores opened in May and June 2010.  In addition, we increased our used vehicle inventories in November 2010 to position ourselves to take advantage of the seasonal lift in sales that has traditionally occurred in the fourth quarter.  This was our annual practice prior to the recession; however, we were hesitant to do so in the last two years due to the more uncertain sales environment.  As of November 30, 2009, total inventory was $751.3 million, representing an increase of $48.1 million, or 7%, compared with the balance at the start of that fiscal year.  This increase in inventory primarily reflected the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values during the first nine months of the year, as well as a 2% increase in used vehicle units in inventory compared with February 28, 2009.

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

Investing Activities.  In the first nine months of the fiscal year, $37.6 million of cash was used in investing activities in fiscal 2011 compared with $17.8 million in fiscal 2010.  Capital expenditures in both periods were modest, reflecting the temporary suspension of store growth between December 2008 and the start of fiscal 2011.  Capital expenditures in fiscal 2011 included the purchase of two existing used car superstores that previously were leased.  We incurred no material capital expenditures in fiscal 2011 related to the three stores opened in May and June 2010, as these stores were originally constructed in fiscal 2009.  In the first nine months of fiscal 2011, cash used in investing activities included a net increase in various restricted cash balances of $3.1 million.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  As of November 30, 2010, we owned 46 superstores currently in operation and our home office in Richmond, Virginia.

Financing Activities.  During the first nine months of the fiscal year, $116.2 million of net cash was provided by financing activities in fiscal 2011, while $164.0 million of net cash was used in financing activities in fiscal 2010.  In fiscal 2011, net cash provided by financing activities included a $199.3 million net increase in total non-recourse notes payable, partially offset by a $122.4 million net reduction in outstanding borrowings under the revolving credit facility and capitalized leases.  The increase in non-recourse notes payable resulted from the increase in securitized auto loan receivables.  In fiscal 2010, net cash used in financing activities included a $190.1 million net reduction in outstanding borrowings under the revolving credit facility and capitalized leases.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30			As of February 28
(In millions)	2010	2009		2010		2009
Non-recourse notes payable	$4,025.7	$	―	$	―	$	―
Borrowings under the revolving credit facility	0.7		118.7		122.5		308.5
Obligations under capital leases	29.3		28.2		28.1		28.6
Total debt	$4,055.7		$146.9		$150.6		$337.0
Cash and cash equivalents	$74.4		$15.2		$18.3		$140.6

As of November 30, 2010, we had total debt of $4.06 billion, consisting of $0.7 million outstanding under our revolving credit facility, $29.3 million of capitalized leases and $4.03 billion of non-recourse notes payable issued in connection with the securitized auto loan receivables.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with our retained interests in these securitization vehicles.

Starting in the second half of fiscal 2009, and continuing through the first half of fiscal 2010, we believed it was prudent to maintain a cash balance in excess of our operating requirements due to the unprecedented conditions in the credit markets.  Cash and cash equivalents as of February 28, 2009, reflected this decision.

We have a $700 million revolving credit facility, which expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of November 30, 2010, $0.7 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.  During the first nine months of fiscal 2011, excess cash flows were used to pay down this facility and to build a modest cash balance.

As of November 30, 2010, the combined warehouse facility limit was $1.6 billion.  At that date, $542.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $1.06 billion.  During the first quarter of fiscal 2011, we entered into a second warehouse facility in order to stagger the warehouse facility renewal dates, reduce risk and provide greater flexibility.  During the second quarter of fiscal 2011, we renewed our $800 million warehouse facility that was scheduled to expire in August 2010 for an additional 364-day term, and we increased the capacity of our second warehouse facility by $400 million.  As of November 30, 2010, $800 million of the warehouse facility limit will expire in February 2011 and $800 million will expire in August 2011.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet CAF’s future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.  Notes 4 and 9 include additional information on the warehouse facilities.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing, new or expanded credit facilities will be sufficient to fund capital expenditures and working capital for the foreseeable future.

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

Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

On October 18, 2010, the company’s Board of Directors (the “Board”) approved amendments to the company’s Bylaws, as amended and restated (the “Bylaws”), and made changes to the procedures by which security holders may recommend nominees to the Board.  As a result of these changes, nominations of candidates to be elected as directors at an annual shareholders’ meeting must be received by the secretary of the company not later than the close of business on the one hundred twentieth day and not earlier than the close of business on the one hundred fiftieth day prior to the first anniversary of the date that the company mailed its proxy materials for the prior year’s annual meeting; provided, however, that if the date of the annual meeting has changed by more than 30 days from the prior year, notice must be received a reasonable time before the corporation mails its proxy materials, which time shall be not earlier than the close of business on the one hundred twentieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the corporation.

The full text of the changes to the procedures by which security holders may recommend nominees to the Board is set forth in our Bylaws, as amended and restated October 18, 2010, which are attached as Exhibit 3.1 to the company’s current report on Form 8-K filed October 22, 2010.

As a result of these changes, notices from shareholders of nominations of candidates to be elected as directors at the company’s 2011 annual meeting must be received by the secretary of the company not later than the close of business on January 14, 2011, and not earlier than the close of business on December 15, 2010.

Item 6.	Exhibits

10.1	Severance Agreement between CarMax, Inc. and Thomas W. Reedy, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Senior Vice President and
Chief Financial Officer

January 7, 2011

EXHIBIT INDEX

10.1	Severance Agreement between CarMax, Inc. and Thomas W. Reedy, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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