Form 10-K/A
period 2011-02-28
CARMAX INC
filed 2011-06-24
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, as filed with the Securities and Exchange Commission (“SEC”) on April 28, 2011 (“Form 10-K”).  The sole purpose of this Amendment is to correct an inadvertent error in the certification attached as Exhibit 32.2 to our Form 10-K (“Certification”).  The Certification referred to our Form 10-Q for the quarterly period ended February 28, 2011, instead of the Form 10-K for the annual period ended February 28, 2011.  Pursuant to SEC guidance, to correct this error we are re-filing the Form 10-K in its entirety as part of this Amendment and attaching as Exhibit 32.4 to this Amendment a new certification that references the correct reporting period.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also including with this Amendment new certifications by our principal executive officer and principal financial officer.  These certifications are attached as Exhibits 31.3, 31.4, 32.3, and 32.4.  We are also including as Exhibit 23.2 a new consent of KPMG LLP to reflect the date of this Amendment.

The only changes we are making to the Form 10-K as originally filed are to include the Exhibits referenced above and to amend the original Index to Exhibits to reflect the inclusion in this Amendment of those Exhibits.  No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.  This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures in the Form 10-K that may be affected by such events.  This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

CarMax, Inc.

By:	/s/ Eric M. Margolin
Eric M. Margolin Senior Vice President, General Counsel and Secretary June 24, 2011

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

10.1
Employment Agreement between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K/A, filed October 23, 2006 (File No. 1-31420) is incorporated by this reference. *

10.2
Severance Agreement between CarMax, Inc. and Keith D. Browning, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.3
Severance Agreement between CarMax, Inc. and Michael K. Dolan, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.4
Severance Agreement between CarMax, Inc. and Joseph S. Kunkel, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 21, 2007 (File No. 1-31420) is incorporated by this reference. *

10.5
Severance Agreement between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 7, 2011 (File No. 1-31420) is incorporated by this reference. *

10.6
Severance Agreement between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.6 to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference. *

10.7
Form Amendment to CarMax, Inc. Employment/Severance Agreement for Executive Officer, dated as of November 3, 2008, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.8
CarMax, Inc. Benefit Restoration Plan, as amended and restated effective as of January 1, 2008, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.9
CarMax, Inc. Retirement Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 23, 2008  (File No. 1-31420), is incorporated by this reference. *

10.10
Amendment to CarMax, Inc. Benefit Restoration Plan, effective as of January 1, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 23, 2008 (File No. 1-31420), is incorporated by this reference. *

10.11
CarMax, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 11, 2010 (File No. 1-31420), is incorporated by this reference. *

10.12
CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.13
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2009 (File No. 1-31420), is incorporated by this reference. *

10.14
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 1-31420), is incorporated by this reference. *

10.15
CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

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

21.1	CarMax, Inc. Subsidiaries, filed as Exhibit 21.1 to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

23.2	Consent of KPMG, LLP, filed herewith.
24.1	Powers of Attorney, filed as Exhibit 24.1 to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

31.3	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.4	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.3	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.4	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	XBRL Instance Document, submitted as Exhibit 101.INS to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

101.SCH	XBRL Taxonomy Extension Schema Document, submitted as Exhibit 101.SCH to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, submitted as Exhibit 101.CAL to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, submitted as Exhibit 101.DEF to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, submitted as Exhibit 101.LAB to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, submitted as Exhibit 101.PRE to CarMax’s Annual Report on Form 10-K, filed April 28, 2011 (File No. 1-31420) is incorporated by this reference.

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.