Form 10-Q
period 2011-05-31
CARMAX INC
filed 2011-07-11
CIK 1170010

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2011

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

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2011
Common Stock, par value $0.50	226,268,709

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 38.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2011	%	(1)	2010	%	(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,071,540	77.3		$1,832,066	81.0
New vehicle sales	61,886	2.3		50,898	2.3
Wholesale vehicle sales	477,794	17.8		316,489	14.0
Other sales and revenues	68,197	2.5		62,459	2.8
NET SALES AND OPERATING REVENUES	2,679,417	100.0		2,261,912	100.0
Cost of sales	2,296,322	85.7		1,928,364	85.3
GROSS PROFIT	383,095	14.3		333,548	14.7
CARMAX AUTO FINANCE INCOME	69,661	2.6		57,495	2.5
Selling, general and administrative expenses	248,205	9.3		226,692	10.0
Interest expense	791	―		72	―
Interest income	103	―		80	―
Earnings before income taxes	203,863	7.6		164,359	7.3
Income tax provision	77,575	2.9		63,240	2.8
NET EARNINGS	$126,288	4.7		$101,119	4.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	225,570			222,221
Diluted	230,278			226,179
NET EARNINGS PER SHARE:
Basic	$0.56			$0.45
Diluted	$0.55			$0.44

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
(In thousands except share data)	May 31, 2011	February 28, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,003	$41,121
Restricted cash from collections on auto loan receivables	170,096	161,052
Accounts receivable, net	85,058	119,597
Inventory	1,116,341	1,049,477
Deferred income taxes	4,268	5,191
Other current assets	9,187	33,660
TOTAL CURRENT ASSETS	1,540,953	1,410,098
Auto loan receivables, net	4,483,612	4,320,575
Property and equipment, net	949,623	920,045
Deferred income taxes	86,593	92,278
Other assets	99,250	96,913
TOTAL ASSETS	$7,160,031	$6,839,909
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$288,073	$269,763
Accrued expenses and other current liabilities	107,596	103,389
Accrued income taxes	38,236	772
Short-term debt	1,172	1,002
Current portion of long-term debt	812	772
Current portion of non-recourse notes payable	140,940	132,519
TOTAL CURRENT LIABILITIES	576,829	508,217
Long-term debt, excluding current portion	28,125	28,350
Non-recourse notes payable, excluding current portion	4,001,122	3,881,142
Other liabilities	123,529	130,570
TOTAL LIABILITIES	4,729,605	4,548,279

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
226,036,665 and 225,885,693 shares issued and outstanding
as of May 31, 2011 and February 28, 2011, respectively	113,018	112,943
Capital in excess of par value	836,022	820,639
Accumulated other comprehensive loss	(28,007)	(25,057)
Retained earnings	1,509,393	1,383,105
TOTAL SHAREHOLDERS’ EQUITY	2,430,426	2,291,630
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,160,031	$6,839,909

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2011	2010
OPERATING ACTIVITIES:
Net earnings	$126,288	$101,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,404	14,432
Share-based compensation expense	15,010	13,461
Provision for loan losses	(1,047)	880
Loss on disposition of assets	191	303
Deferred income tax provision	8,838	15,144
Net decrease (increase) in:
Accounts receivable, net	34,539	(5,839)
Retained interest in securitized receivables	―	43,746
Inventory	(66,864)	(51,532)
Other current assets	24,128	(613)
Auto loan receivables, net	(161,990)	(93,764)
Other assets	(2,948)	(2,827)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	40,920	24,149
Other liabilities	(10,377)	(3,051)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,092	55,608
INVESTING ACTIVITIES:
Capital expenditures	(31,046)	(9,154)
(Increase) decrease in restricted cash from collections on auto loan receivables	(9,044)	15,592
Increase in restricted cash in reserve accounts	(2,582)	(6,647)
Release of restricted cash from reserve accounts	3,193	4,549
Sales of money market securities, net	―	1
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(39,479)	4,341
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	170	(730)
Issuances of long-term debt	―	151,300
Payments on long-term debt	(185)	(214,671)
Issuances of non-recourse notes payable	1,234,000	748,000
Payments on non-recourse notes payable	(1,105,599)	(756,061)
Equity issuances, net	(2,132)	5,355
Excess tax benefits from share-based payment arrangements	6,015	2,288
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	132,269	(64,519)
Increase (decrease) in cash and cash equivalents	114,882	(4,570)
Cash and cash equivalents at beginning of year	41,121	18,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,003	$13,708

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  At select locations we also sell new vehicles under various franchise agreements.  We provide customers with a full range of related products and services, including the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party financing providers; the sale of extended service plans (“ESP”), a guaranteed asset protection (“GAP”) product and accessories; the appraisal and purchase of vehicles directly from consumers; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

These consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

Cash and Cash Equivalents.  Cash equivalents of $140.0 million as of May 31, 2011, and $23.9 million as of February 28, 2011, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $170.1 million as of May 31, 2011, and $161.1 million as of February 28, 2011, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Effective March 1, 2010, we recognize transfers of auto loan receivables into term securitizations as secured borrowings, which results in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.  All transfers of receivables into our warehouse facilities on or after March 1, 2010, are also accounted for as secured borrowings.  As of March 1, 2010, we amended our warehouse facility agreement in effect as of that date.  As a result, auto loan receivables previously securitized through that warehouse facility no longer qualify for sale treatment because, under the amendment, CarMax now has effective control over the receivables.  The receivables that were funded in the warehouse facility at that date were consolidated, at their fair value, along with the related non-recourse notes payable to the investors.

Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.  See Notes 3 and 5 for additional information on securitizations.

Auto Loan Receivables, Net.  Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in the portfolio as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

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

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are determined by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets.  Where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 6 for additional information on derivative instruments and hedging activities.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors.  Restricted cash on deposit in reserve accounts was $44.4 million as of May 31, 2011, and $45.0 million as of February 28, 2011.  See Note 5 for additional information on securitizations.

Restricted investments includes money market securities primarily associated with certain insurance programs and mutual funds held in a rabbi trust established in May 2011 to fund informally our executive deferred compensation plan.  Restricted investments was $30.4 million as of May 31, 2011, and $26.7 million as of February 28, 2011.

Recent Accounting Pronouncements.  In January 2010, the FASB issued an accounting pronouncement related to fair value measurements (FASB ASC Topic 820).  One provision of this pronouncement, effective for reporting periods beginning after December 15, 2010, requires that the reconciliation of Level 3 activity present information about purchases, sales, issuances and settlements on a gross basis instead of as one net number.  The adoption of this pronouncement for our first quarter ended May 31, 2011, did not require additional disclosures because there were no Level 3 items or activity during the current quarter.

In July 2010, the FASB issued an accounting pronouncement related to receivables (FASB ASC Topic 310), which requires additional disclosures about a company’s allowance for credit losses and the credit quality of the company’s financing receivables.  For disclosures about activity that occurs during the reporting period, this pronouncement is effective for reporting periods beginning after December 15, 2010.  We have included the additional required disclosures for our first quarter ended May 31, 2011.

In December 2010, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The adoption of this pronouncement for our first quarter ended May 31, 2011, did not have an impact on our consolidated financial statements.

In April 2011, the FASB issued an accounting pronouncement related to transfers and servicing (FASB ASC Topic 860), which removes the assessment of effective control criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance in this pronouncement is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011.  If applicable, we will adopt this pronouncement for our fiscal year beginning March 1, 2012.

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We will adopt this pronouncement for our fiscal year beginning March 1, 2012.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income.  Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income.  Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  We will adopt this pronouncement for our fiscal year beginning March 1, 2012.

3.	CarMax Auto Finance Income

	Three Months Ended May 31
(In millions)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$107.9	9.8	$99.8	9.7
Interest expense	(28.5)	(2.6)	(35.2)	(3.4)
Total interest margin	79.4	7.2	64.6	6.3
Provision for loan losses	1.0	0.1	(0.9)	(0.1)
Total interest margin after provision for loan losses	80.4	7.3	63.7	6.2

Other gain:
Servicing fee income	―	―	0.9	0.1
Interest income on retained interest in securitized receivables	―	―	1.6	0.2
Other gain	0.7	0.1	2.6	0.3
Total other gain	0.7	0.1	5.1	0.5

Direct expenses:
Payroll and fringe benefit expense	(5.3)	(0.5)	(5.2)	(0.5)
Other direct expenses	(6.1)	(0.6)	(6.1)	(0.6)
Total direct expenses	(11.4)	(1.0)	(11.3)	(1.1)
CarMax Auto Finance income	$69.7	6.4	$57.5	5.6

Total average managed receivables, principal only	$4,387.8		$4,123.0

(1)	Annualized percent of total average managed receivables, principal only.

CAF provides financing for qualified customers at competitive market rates of interest.  We securitize substantially all of the loans originated by CAF as discussed in Note 5.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  See Note 5 for additional information on securitizations.

Auto Loan Receivables, Net
	As of May 31		As of February 28
(In millions)	2011	2010	2011	2010
Warehouse facilities (1)	$924.0	$795.0	$943.0	$331.0
Term securitizations (1)	3,332.1	3,159.9	3,193.1	3,615.6
Loans held for investment	―	―	―	135.5
Loans held for sale	―	―	―	30.6
Other receivables (2)	234.7	200.3	198.5	―
Total ending managed receivables	4,490.8	4,155.2	4,334.6	$4,112.7
Accrued interest and fees	23.6	23.6	20.9
Other	3.5	8.1	4.0
Less allowance for loan losses	(34.3)	(50.4)	(38.9)
Auto loan receivables, net	$4,483.6	$4,136.5	$4,320.6

(1)	Amounts were off-balance sheet prior to March 1, 2010.
(2)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade
	As of May 31			As of February 28
(In millions)	2011	(1)%	(2)	2011	(1)%	(2)
A	$2,306.8	51.4		$2,234.1	51.5
B	1,737.2	38.7		1,668.0	38.5
C and other	446.8	9.9		432.5	10.0
Total ending managed receivables	$4,490.8	100.0		$4,334.6	100.0

(1)	Classified based on credit grade assigned when customers were approved for financing.
(2)	Percent of total ending managed receivables.

Allowance for Loan Losses
	Three Months Ended May 31
(In millions)	2011	%	(1)
Balance as of beginning of period	$38.9	0.9
Charge-offs	(19.3)
Recoveries	15.7
Provision for loan losses	(1.0)
Balance as of end of period	$34.3	0.8

(1)	Percent of total ending managed receivables as of the applicable date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in the loan portfolio as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

 Past Due Receivables
	As of May 31			As of February 28
(In millions)	2011	%	(1)	2011	%	(1)
Total ending managed receivables	$4,490.8	100.0		$4,334.6	100.0

Delinquent loans:
31-60 days past due	$87.0	2.0		$86.6	2.0
61-90 days past due	24.3	0.5		24.2	0.6
Greater than 90 days past due	9.3	0.2		10.5	0.2
Total past due	$120.6	2.7		$121.3	2.8

(1)	Percent of total ending managed receivables.

5.	Securitizations

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

We typically use term securitizations to refinance the auto loan receivables previously securitized through the warehouse facilities.  The purpose of term securitizations is to provide long-term funding for these receivables.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.  Depending on the transaction structure and market conditions, refinancing receivables in a term securitization could affect our results of operations.

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

On June 17, 2011, CarMax Auto Funding LLC (a subsidiary of CarMax, Inc.) filed a registration statement with the Securities and Exchange Commission to address the inadvertent offer and sale of asset-backed notes by CarMax Auto Owner Trust 2011-1 in March 2011 under an expired registration statement.  As a result, CarMax Auto Funding LLC is conducting a rescission offer whereby it may repurchase some or all of the $650 million of notes sold in that offering, to the extent that the initial note purchasers opt to accept the rescission offer.  Once the registration statement is effective, the rescission offer will be available to initial note purchasers for a period of 30 days.

Except as described above, we have not provided financial or other support to the securitization vehicles or investors that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the securitization vehicles.

Financial Covenants and Performance Triggers.  The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  The financial covenants include a maximum total liabilities to tangible net worth ratio and a minimum fixed charge coverage ratio.  Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors would charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.  As of May 31, 2011, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

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

In accordance with FASB ASC Topic 810, ending managed receivables were $4.49 billion as of May 31, 2011 and $4.33 billion as of February 28, 2011.  The majority of these amounts serve as collateral for the related non-recourse notes payable of $4.14 billion and $4.01 billion as of the same dates, respectively.  See Notes 4 and 10 for additional information on auto loan receivables and non-recourse notes payable.

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

As part of the adoption of ASU Nos. 2009-16 and 2009-17, as of March 1, 2010, any retained interest related to term securitizations was either eliminated or reclassified, generally to auto loan receivables, accrued interest receivable or restricted cash.  On March 1, 2010, we also amended our existing warehouse facility agreement.  However, this did not result in the elimination or reclassification of the retained interest related to the receivables that were funded in the warehouse facility as of that date.  In May 2010, we repurchased the remaining portion of those receivables and resecuritized them through our second warehouse facility established in the first quarter of fiscal 2011.  As a result, the retained interest related to these receivables was either eliminated or reclassified at that time.  See Note 10 for additional information on our warehouse facilities.

6.	Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations.  We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the value of which are determined by interest rates.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.

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

Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $10.0 million will be reclassified as a decrease to CAF income.

During the three months ending May 31, 2011, we entered into the following interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Three Months Ended May 31, 2011
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate swaps	4	46 months	$637,000

As of May 31, 2011, we had the following outstanding derivatives that were designated as cash flow hedges:

	As of May 31, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	7	46 months	$959,000

Non-designated Hedges. Derivative instruments not designated as accounting hedges, including interest rate swaps and interest rate caps, are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities, to minimize the funding costs related to certain securitization vehicles and to mitigate interest rate risk associated with related financial instruments.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

During the three months ending May 31, 2011, we did not enter into any interest rate derivatives that were not designated as accounting hedges.  As of May 31, 2011, we had the following outstanding derivatives that were not designated as accounting hedges:

	As of May 31, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	6	16 to 27 months		$125,930
Interest rate caps (1)	10	27 to 45 months	$	―

(1)	Includes five asset derivatives and five liability derivatives with offsetting notional amounts of $960.7 million.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  Additional information on fair value measurements is included in Note 7.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES
		As of May 31				As of February 28
(In thousands)	Location	2011		2010		2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$	―	$	―	$2,105	$	―
Liability derivatives:
Interest rate swaps	Accounts payable		(6,828)		(1,414)	(1,093)		―
Total			$(6,828)		$(1,414)	$1,012	$	―

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES
		As of May 31		As of February 28
(In thousands)	Location	2011	2010	2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$956	$1,142	$1,136	$1,279
Interest rate caps	Other current assets	397	639	778	1,999
Liability derivatives:
Interest rate swaps	Accounts payable	(1,915)	(11,385)	(2,742)	(7,171)
Interest rate caps	Other current assets	(391)	(638)	(779)	(1,982)
Total		$(953)	$(10,242)	$(1,607)	$(5,875)

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings for the three-month periods ended May 31, 2011 and 2010.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES
	Three Months Ended May 31
(In thousands)	2011	2010
Interest rate swaps:
Loss recognized in AOCL (1)	$6,413		$1,414
Loss reclassified from AOCL into CAF Income (1)	$1,120	$	―

(1)	Represents the effective portion.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES
		Three Months Ended May 31
(In thousands)	Location	2011	2010
Gain on interest rate swaps	CAF Income	$654	$2,171
Net periodic settlements and accrued interest	CAF Income	(694)	(3,325)
Total		$(40)	$(1,154)

7.	Fair Value Measurements

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

Our fair value measurement processes include controls that are designed to ensure that fair values are appropriate.  Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations and reviews by senior management.

Valuation Methodologies

Money market securities. Money market securities are cash equivalents, which are included in either cash and cash equivalents or other assets, and consist of highly liquid investments with original maturities of three months or less.  We use quoted active market prices for identical assets to measure fair value.  Therefore, all money market securities are classified as Level 1.

Mutual fund investments.  Mutual fund investments consist of publicly traded mutual funds that primarily include diversified investments in large-, mid- and small-cap domestic and international companies.  The investments, which are included in other assets, are held in a rabbi trust and are restricted to funding informally our executive deferred compensation plan.  We use quoted active market prices for identical assets to measure fair value. Therefore, all mutual fund investments are classified as Level 1.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS
	As of May 31, 2011
(In millions)	Level 1		Level 2		Total
Assets:
Money market securities		$168.4	$	―	$168.4
Mutual fund investments		2.0		―	2.0
Derivative instruments		―		1.0	1.0
Total assets at fair value		$170.4		$1.0	$171.4

Percent of total assets at fair value		99.4%		0.6%	100.0%
Percent of total assets		2.4%		0.0%	2.4%

Liabilities:
Derivative instruments	$	―		$8.7	$8.7
Total liabilities at fair value	$	―		$8.7	$8.7

Percent of total liabilities		― %		0.2%	0.2%

	As of February 28, 2011
(In millions)	Level 1		Level 2		Total
Assets:
Money market securities		$50.6	$	―	$50.6
Derivative instruments		―		3.2	3.2
Total assets at fair value		$50.6		$3.2	$53.8

Percent of total assets at fair value		94.0%		6.0%	100.0%
Percent of total assets		0.7%		0.0%	0.8%

Liabilities:
Derivative instruments	$	―		$3.8	$3.8
Total liabilities at fair value	$	―		$3.8	$3.8

Percent of total liabilities		― %		0.1%	0.1%

As described in Note 5, as part of the accounting change implemented effective March 1, 2010, and the transactions completed in May 2010, the entire balance of retained interest in securitized receivables was either eliminated or reclassified. As a result, there was no retained interest as of May 31, 2011 or 2010.

We estimated the fair value of the retained interest using internal valuation models and, for certain components, we also based our valuations on input from independent third parties.  The models included a combination of market inputs and our own assumptions.  As the valuation models included significant unobservable inputs and/or assumptions based on unobservable inputs, we classified the retained interest as Level 3.

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)
Three Months Ended
(In millions)	May 31, 2010
Balance at beginning of period	$552.4
Impact of accounting change (1)	(508.6)
Balance as of March 1	43.7
Total realized/unrealized gains (2)	0.4
Purchases, sales, issuances and settlements, net	(44.2)
Balance at end of period	$ ―

(1)	See Note 2 for additional information on the accounting change.
(2)	Reported in CarMax Auto Finance income in the consolidated statements of earnings.

8.	Income Taxes

We had $17.8 million of gross unrecognized tax benefits as of May 31, 2011, and $18.7 million as of February 28, 2011.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2011, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

9.	Retirement Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit pension plan (the “pension plan”) and our noncontributory unfunded nonqualified plan (the “restoration plan”).  No additional benefits have accrued under these plans since that date.  In connection with benefits earned prior to December 31, 2008, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans. The pension plan covers the majority of full-time associates.  The restoration plan restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE
	Three Months Ended May 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2011	2010	2011	2010	2011	2010
Interest cost	$1,708	$1,638	$129	$131	$1,837	$1,769
Expected return on plan assets	(1,719)	(1,648)	―	―	(1,719)	(1,648)
Recognized actuarial loss	113	69	―	―	113	69
Net pension expense	$102	$59	$129	$131	$231	$190

We made contributions of $0.4 million to the pension plan during the first three months of fiscal 2012.  We anticipate making contributions of approximately $3.4 million during fiscal 2012.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2011.

10.	Debt

Revolving Credit Facility.  Our $700 million revolving credit facility (the “credit facility”) expires in December 2011 and is secured by vehicle inventory.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2011, $1.2 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Capital Leases.  Obligations under capital leases as of May 31, 2011, consisted of $0.8 million classified as current portion of long-term debt and $28.1 million classified as long-term debt.

Non-Recourse Notes Payable.  As of March 1, 2010, and as discussed in Notes 2 and 5, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date.  As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings.  The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables.  The non-recourse notes payable accrue interest predominantly at fixed rates and mature between July 2011 and August 2017, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.  As of May 31, 2011, $4.14 billion of non-recourse notes payable were outstanding.  The outstanding balance included $140.9 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of May 31, 2011, the combined warehouse facility limit was $1.6 billion.  At that date, $924.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $676.0 million.  As of May 31, 2011, $800 million of the warehouse facility limit will expire in August 2011 and $800 million will expire in February 2012.  The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 4 and 5 for further information on the related securitized auto loan receivables.

11.	Share-Based Compensation

We maintain long-term incentive plans for management, key employees and the nonemployee members of our board of directors.  The plans allow for the granting of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options and stock-settled restricted stock units.  Nonemployee directors receive awards of nonqualified stock options and stock grants.

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  Substantially all of the stock options vest annually in equal amounts over periods of three to four years.  These options are subject to forfeiture and expire no later than 10 years after the date of the grant.

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No restricted stock awards have been granted since fiscal 2009.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE
	Three Months Ended May 31
(In thousands)	2011	2010
Cost of sales	$275	$217
CarMax Auto Finance income	356	274
Selling, general and administrative expenses	14,603	13,255
Share-based compensation expense, before income taxes	$15,234	$13,746

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE
	Three Months Ended May 31
(In thousands)	2011	2010
Nonqualified stock options	$7,986	$6,371
Restricted stock	131	1,676
Stock-settled restricted stock units	3,546	2,198
Cash-settled restricted stock units	3,347	3,216
Employee stock purchase plan	224	285
Share-based compensation expense, before income taxes	$15,234	$13,746

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2011 or 2010.

STOCK OPTION ACTIVITY
(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2011	12,444	$17.31
Options granted	1,894	$32.69
Options exercised	(453)	$16.62
Options forfeited or expired	(1)	$13.48
Outstanding as of May 31, 2011	13,884	$19.43	4.3	$147,783
Exercisable as of May 31, 2011	8,552	$16.85	3.4	$109,598

For the three months ended May 31, 2011 and 2010, we granted nonqualified options to purchase 1,893,859 and 1,827,028 shares of common stock, respectively.  The total cash received as a result of stock option exercises was $7.5 million in the first three months of fiscal 2012 and $12.5 million in the first three months of fiscal 2011.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $7.4 million for the first three months of fiscal 2012 and $11.1 million for the first three months of fiscal 2011.  We realized related tax benefits of $2.9 million in the first three months of fiscal 2012 and $4.2 million in the first three months of fiscal 2011.

OUTSTANDING STOCK OPTIONS
	As of May 31, 2011
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7.14 to $10.75	588	1.8	$7.39	588	$7.39
$11.43	2,410	4.8	$11.43	1,021	$11.43
$13.19	1,377	4.0	$13.19	1,377	$13.19
$14.13 to $14.81	1,493	3.0	$14.60	1,447	$14.60
$14.86 to $19.36	1,052	2.2	$17.04	991	$17.06
$19.82	1,777	3.8	$19.82	1,268	$19.82
$19.98 to $24.99	1,409	3.0	$24.79	1,357	$24.97
$25.39	1,788	5.8	$25.39	428	$25.39
$25.67 to $32.69	1,990	6.7	$32.40	75	$26.46
Total	13,884	4.3	$19.43	8,552	$16.85

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

The weighted average fair values at the date of grant for options granted during the three-month periods ended May 31, 2011 and 2010, were $13.84 and $10.86 per share, respectively.  The unrecognized compensation costs related to nonvested options totaled $40.7 million as of May 31, 2011.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES
	Three Months Ended May 31
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	35.7% - 50.9%	34.6% - 49.8%
Weighted average expected volatility	49.3%	48.1%
Risk-free interest rate (2)	0.1% - 3.5%	0.2% - 4.0%
Expected term (in years) (3)	4.6	4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	863	$19.81
Restricted stock vested	(855)	$19.82
Restricted stock cancelled	(7)	$19.82
Outstanding as of May 31, 2011	1	$15.34

We realized related tax benefits of $10.9 million from the vesting of restricted stock in the first three months of fiscal 2012 and $7.1 million in the first three months of fiscal 2011.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY
(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	666	$24.66
Stock units granted	293	$45.58
Stock units vested and converted	(2)	$24.19
Outstanding as of May 31, 2011	957	$31.06

For the three months ended May 31, 2011 and 2010, we granted MSUs of 292,946 units and 277,066 units, respectively.  The fixed fair values per share at the date of grant for MSUs granted during the three-month periods ended May 31, 2011 and 2010, were $45.58 and $36.24, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  The unrecognized compensation costs related to nonvested MSUs totaled $18.9 million as of May 31, 2011.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY
(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	1,501	$17.49
Stock units granted	575	$32.69
Stock units vested and converted	(5)	$20.25
Stock units cancelled	(37)	$18.63
Outstanding as of May 31, 2011	2,034	$21.76

For the three months ended May 31, 2011 and 2010, we granted RSUs of 575,271 units and 688,880 units, respectively.  The initial fair market values per share for the liability-classified RSUs granted during the first three months of fiscal 2012 and 2011 were $32.69 and $25.39 respectively.  The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING
	As of May 31, 2011
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,907	$18,419
Fiscal 2014	10,580	28,212
Fiscal 2015	11,479	30,611
Total expected cash settlements	$28,966	$77,242

(1)	Net of estimated forfeitures.

12.	Net Earnings per Share

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS
	Three Months Ended May 31
(In thousands except per share data)	2011	2010
Net earnings	$126,288	$101,119
Less net earnings allocable to restricted stock	190	536
Net earnings available for basic common shares	126,098	100,583
Adjustment for dilutive potential common shares	―	10
Net earnings available for diluted common shares	$126,098	$100,593

Weighted average common shares outstanding	225,570	222,221
Dilutive potential common shares:
Stock options	3,953	3,424
Stock-settled restricted stock units	755	534
Weighted average common shares and dilutive potential common shares	230,278	226,179
Basic net earnings per share	$0.56	$0.45
Diluted net earnings per share	$0.55	$0.44

For the three months ended May 31, 2011 and 2010, weighted-average options to purchase 1,187,125 shares and 2,776,574 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive.

13.	Comprehensive Income

COMPONENTS OF TOTAL COMPREHENSIVE INCOME
	Three Months Ended May 31
(In thousands, net of income taxes)	2011	2010
Net earnings	$126,288	$101,119
Other comprehensive income (loss):
Retirement plans:
Amortization recognized in net pension expense	55	29
Cash flow hedges:
Effective portion of changes in fair value	(3,641)	(859)
Reclassifications to net earnings	636	―
Total comprehensive income	$123,338	$100,289

ACCUMULATED OTHER COMPREHENSIVE LOSS
(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses	Total Accumulated Other Comprehensive Loss
Balance as of March 1, 2011	$(17,528)	$(7,529)	$(25,057)
Amortization recognized in net pension expense	55		55
Effective portion of changes in fair value		(3,641)	(3,641)
Reclassifications to net earnings		636	636
Balance as of May 31, 2011	$(17,473)	$(10,534)	$(28,007)

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $12.9 million as of May 31, 2011, and $10.7 million as of February 28, 2011.

14.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs appealed the court's ruling regarding the sales consultant overtime claim.  On May 20, 2011, the California Court of Appeals affirmed the court’s ruling in favor of CarMax.  In response to this ruling, the plaintiffs have filed a Petition of Review with the California Supreme Court.

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

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 (“fiscal 2011”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  All references to net earnings per share are to diluted net earnings per share.  Amounts and percentages may not total due to rounding.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2011, we operated 105 used car superstores in 51 markets, comprised of 39 mid-sized markets, 11 large markets and 1 small market.  We also operated five new car franchises.  In fiscal 2011, we sold 396,181 used cars, representing 98% of the total 404,412 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to conduct their shopping online.  We generate revenues, income and cash flows primarily by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection (“GAP”) product and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2011, we conducted auctions at 52 used car superstores.  During fiscal 2011, we sold 263,061 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and our arrangements with several industry-leading financial institutions.  The third-party providers who purchase subprime financings generally purchase these loans at a discount, and we collect fixed, prenegotiated fees per vehicle financed from the majority of the other providers.  We periodically test additional providers.  We have no recourse liability on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  We offer customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness.  After the effect of estimated 3-day payoffs and vehicle returns, CAF financed approximately 34% of our retail vehicle unit sales in the first quarter of fiscal 2012.  As of May 31, 2011, CAF serviced more than 390,000 customers in its $4.49 billion portfolio of managed receivables.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party plans.  ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth, from both new stores and stores included in our comparable store base.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.  We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening three superstores.  We plan to open a total of five superstores in fiscal 2012 and between eight and ten superstores in fiscal 2013.  We are in the process of the national rollout of our retail concept, and as of May 31, 2011, we had used car superstores located in markets that comprised approximately 49% of the U.S. population.

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

Fiscal 2012 First Quarter Highlights

▪
Net sales and operating revenues increased 18% to $2.68 billion from $2.26 billion in the first quarter of fiscal 2011, while net earnings increased 25% to $126.3 million, or $0.55 per share, compared with $101.1 million, or $0.44 per share, in the prior year period.  Net earnings were increased by approximately $0.03 per share in both the current and prior year periods as a result of favorability in the CAF provision for loan losses versus expectations.

▪
Total used vehicle revenues increased 13% to $2.07 billion from $1.83 billion in the first quarter of fiscal 2011.  Comparable store used unit sales increased 6%, fueled by increased customer traffic.  The average used vehicle retail selling price rose 5%, primarily reflecting increases in our acquisition costs, which were affected by the year-over-year increase in used vehicle wholesale values.

▪
Total wholesale vehicle revenues increased 51% to $477.8 million from $316.5 million in the prior year quarter.  Wholesale vehicle unit sales increased 32%, reflecting a significant increase in appraisal traffic combined with the benefit of a continued strong appraisal buy rate.  Average wholesale vehicle selling prices rose 14%, due to strong wholesale market pricing trends.

▪
Total gross profit increased 15% to $383.1 million from $333.5 million in the first quarter of fiscal 2011.  The increase was largely driven by the growth in used and wholesale unit sales.  Gross profit also benefited from a 7% improvement in total gross profit per retail unit, which climbed $217 to $3,453 per unit from $3,236 per unit in the corresponding prior year period.

▪
CAF income was $69.7 million compared with $57.5 million in the first quarter of fiscal 2011.  The improvement primarily reflected an increase in the interest margin (which is the spread between the interest charged to consumers and our related funding costs, before the provision for loan losses).

▪
Selling, general and administrative (“SG&A”) expenses increased 9% to $248.2 million from $226.7 million in the prior year quarter.  The increase in SG&A included increased sales commissions and other variable costs associated with the growth in unit sales.  In addition, we modestly increased our advertising spending per used unit sold.

▪
Net cash provided by operating activities totaled $22.1 million compared with $55.6 million in the first quarter of the prior year.  These amounts were net of increases in auto loan receivables of $162.0 million in the current year period and $93.8 million in the prior year period.  The increases in auto loan receivables primarily reflected the amounts by which CAF net loan originations exceeded loan repayments during the period.  CAF auto loan receivables are primarily funded through securitization transactions.  As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities and are not included in cash provided by operating activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2011.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES
	Three Months Ended May 31
(In millions)	2011	%	2010	%
Used vehicle sales	$2,071.5	77.3	$1,832.1	81.0
New vehicle sales	61.9	2.3	50.9	2.3
Wholesale vehicle sales	477.8	17.8	316.5	14.0
Other sales and revenues:
Extended service plan revenues	46.3	1.7	41.4	1.8
Service department sales	25.2	0.9	26.3	1.2
Third-party finance fees, net	(3.3)	(0.1)	(5.3)	(0.2)
Total other sales and revenues	68.2	2.5	62.5	2.8
Total net sales and operating revenues	$2,679.4	100.0	$2,261.9	100.0

UNIT SALES
	Three Months Ended May 31
	2011	2010
Used vehicles	108,511	100,925
New vehicles	2,435	2,134
Wholesale vehicles	85,062	64,359

AVERAGE SELLING PRICES
	Three Months Ended May 31
	2011	2010
Used vehicles	$18,902	$17,964
New vehicles	$25,288	$23,721
Wholesale vehicles	$5,469	$4,786

RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2011	2010
Vehicle units:
Used vehicles	8%	9%
New vehicles	14%	5%
Total	8%	9%

Vehicle dollars:
Used vehicles	13%	18%
New vehicles	22%	5%
Total	13%	18%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES
	Three Months Ended May 31
	2011	2010
Vehicle units:
Used vehicles	6%	9%
New vehicles	14%	5%
Total	6%	8%

Vehicle dollars:
Used vehicles	11%	18%
New vehicles	22%	5%
Total	12%	18%

CHANGE IN USED CAR SUPERSTORE BASE
	Three Months Ended May 31
	2011	2010
Used car superstores, beginning of period	103	100
Superstore openings	2	1
Used car superstores, end of period	105	101
Openings as a percent of the beginning-of-year store base	2%	1%

Used Vehicle Sales.  The 13% increase in used vehicle revenues in the first quarter of fiscal 2012 resulted from an 8% increase in unit sales and a 5% increase in average retail selling price.  The 8% unit sales growth reflected a 6% increase in comparable store used unit sales combined with sales from newer superstores not yet included in the comparable store base.  We achieved these results despite recent economic and market challenges, including higher gas and vehicle prices, the uptick in the unemployment rate and the recent pull-back in consumer confidence.  The increase in comparable store used unit sales was fueled by increased customer traffic.  While traffic remained solidly above the prior year level, we believe a larger portion of the current year traffic represented appraisal-only customers, which contributed to a modest decline in sales conversion.

The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values.  Used vehicle valuations have remained strong as the overall supply of used vehicles being remarketed has been somewhat constrained following three years of new car industry sales at rates significantly below pre-recession levels.  In addition, prices for fuel-efficient vehicles increased at higher-than-average rates, reflecting the change in market demand for these vehicles.

New Vehicle Sales.  As of May 31, 2011, we operated a total of five new car franchises representing the Chrysler, Nissan and Toyota brands.  In June 2011, we terminated the Chrysler franchise at one of our Los Angeles used car superstores in order to provide additional space for our used vehicle operations.  We do not anticipate this franchise termination will have a material effect on sales or earnings.

The 22% increase in new vehicle revenues in the first quarter of fiscal 2012 resulted from a 14% increase in unit sales combined with a 7% increase in average retail selling price.  The improvement in unit sales primarily reflected the general new car industry sales trends for this period.

Wholesale Vehicle Sales.  Fewer than half of the vehicles acquired from consumers through our appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles wholesaled.

The 51% increase in wholesale vehicle revenues in the first quarter of fiscal 2012 resulted from a 32% increase in wholesale unit sales and a 14% increase in average wholesale selling price.  The increase in unit sales reflected a significant increase in appraisal traffic combined with the benefit of a continued strong appraisal buy rate.  We believe appraisal traffic benefited from the lift in new car industry sales and related used vehicle trade-in activity in the current quarter and from the strength of used vehicle pricing.  In addition, appraisal traffic in the current year period contained a larger mix of wholesale vehicles, which are typically older and have higher mileage.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and net third-party finance fees.  For providers who pay us a fixed fee per vehicle financed, this fee varies reflecting the differing levels of credit risk exposure.  The third-party providers who purchase subprime financings generally purchase these loans at a discount, which is reflected as an offset to finance fee revenues received on other third-party financings.

In the first quarter of fiscal 2012, other sales and revenues increased 9% from the prior year’s quarter.  ESP and GAP revenues increased 12%, reflecting the growth in retail vehicle unit sales and an increase in ESP penetration, which we believe resulted from plan design improvements rolled out in mid-fiscal 2011.  Net third-party finance fees improved, primarily reflecting a shift in mix among the providers.  The subprime finance providers financed approximately 8% of retail unit sales in both periods.

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

GROSS PROFIT
	Three Months Ended May 31
(In millions)	2011	2010
Used vehicle gross profit	$241.3	$223.2
New vehicle gross profit	1.4	1.5
Wholesale vehicle gross profit	86.2	60.7
Other gross profit	54.2	48.1
Total	$383.1	$333.5

GROSS PROFIT PER UNIT
	Three Months Ended May 31
	2011			2010
	$ per unit (1)	%	(2)	$ per unit (1)	%	(2)
Used vehicle gross profit	$2,224	11.6		$2,212	12.2
New vehicle gross profit	$593	2.3		$724	3.0
Wholesale vehicle gross profit	$1,013	18.0		$942	19.2
Other gross profit	$488	79.5		$467	77.0
Total gross profit	$3,453	14.3		$3,236	14.7

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Our used vehicle gross profit increased 8% to $241.3 million from $223.2 million in the first quarter of fiscal 2011, primarily driven by the growth in used unit sales.  Used vehicle gross profit per unit increased slightly, to $2,224 per unit compared with the $2,212 per unit in the prior year quarter.

New Vehicle Gross Profit.  Our new vehicle gross profit declined to $1.4 million from $1.5 million in the first quarter of fiscal 2011.  The reduction occurred as the benefit of the 14% increase in new vehicle unit sales was more than offset by a $131 decline in gross profit per unit to $593 per unit from $724 per unit.

Wholesale Vehicle Gross Profit.  Our wholesale vehicle gross profit increased 42% to $86.2 million from $60.7 million in the first quarter of fiscal 2011, reflecting the combination of the 32% increase in wholesale unit sales and an 8% improvement in wholesale vehicle gross profit dollars per unit.  Wholesale vehicle gross profit per unit increased $71 to $1,013 per unit compared with $942 per unit in the prior year period, primarily reflecting the higher year-over-year wholesale pricing environment.  The steep increase in industry pricing and strong dealer demand contributed to the record wholesale gross profits.

Other Gross Profit.  Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the discount associated with the loans purchased by subprime providers.

Other gross profit increased 13% to $54.2 million from $48.1 million in the first quarter of fiscal 2011.  Other gross profit per unit increased $21, or 4%, to $488 per unit compared with $467 per unit in the prior year quarter.  The increase in ESP and GAP revenues and improvement in net third-party finance fees fueled the increase in other gross profit.

Impact of Inflation.  Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than on average retail prices.  However, increases in average vehicle selling prices benefit the SG&A ratio and CAF income, to the extent the average amount financed also increases, and negatively affect the gross margin ratio.

Historically, used vehicle industry prices depreciate over the course of the year, with modest appreciation in the spring generally followed by several months of declining valuations, particularly during the fall, which coincides with both the model-year changeover period and seasonal declines in customer traffic.  During the last two years, we have experienced a period of strong appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity compared with pre-recession levels.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.

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

CAF provides financing for qualified customers at competitive market rates of interest.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the non-recourse notes payable issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

COMPONENTS OF CAF INCOME
	Three Months Ended May 31
(In millions)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$107.9	9.8	$99.8	9.7
Interest expense	(28.5)	(2.6)	(35.2)	(3.4)
Total interest margin	79.4	7.2	64.6	6.3
Provision for loan losses	1.0	0.1	(0.9)	(0.1)
Total interest margin after provision for loan losses	80.4	7.3	63.7	6.2

Other gain:
Servicing fee income	―	―	0.9	0.1
Interest income on retained interest in securitized receivables	―	―	1.6	0.2
Other gain	0.7	0.1	2.6	0.3
Total other gain	0.7	0.1	5.1	0.5

Direct expenses:
Payroll and fringe benefit expense	(5.3)	(0.5)	(5.2)	(0.5)
Other direct expenses	(6.1)	(0.6)	(6.1)	(0.6)
Total direct expenses	(11.4)	(1.0)	(11.3)	(1.1)
CarMax Auto Finance income	$69.7	6.4	$57.5	5.6

Total average managed receivables, principal only	$4,387.8		$4,123.0

(1)	Annualized percent of total average managed receivables, principal only.

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

CAF income was $69.7 million compared with $57.5 million in the first quarter of the prior year.  During the last two years, the spread between the interest rates charged to consumers and our related funding costs has been wider than historical levels.  The interest margin, which was 7.2% compared with 6.3% in the prior year quarter, has gradually widened as the loan originations during this two-year period have become an increasingly large percentage of total managed receivables.  During the current quarter, we continued to experience a favorable lending environment, and the interest margin on new originations remained wide relative to historical averages.

The provision for loan losses was a credit of $1.0 million in the current quarter compared with an expense of $0.9 million in the prior year quarter.  Net charge-offs in both periods were significantly below both our forecast and previous trends.  The lower-than-expected losses and the resulting adjustments to the allowance for loan losses related to future periods favorably affected net earnings per share by $0.03 in both the current and prior year quarter.  In the current year quarter, the favorable loss experience was primarily due to fewer than expected charge-offs.  We believe this experience was consistent with broader industry trends, and was reflective of an improvement in our customers’ ability or willingness to pay.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010.  Other gain in both periods primarily reflected favorable derivative valuations.

CAF ORIGINATION INFORMATION
	Three Months Ended May 31 (1)
	2011	2010
Net loans originated (in millions)	$689.3	$517.2
Vehicle units financed	37,454	29,393
Penetration rate (2)	33.8%	28.5%
Weighted average contract rate	8.9%	9.4%
Weighted average term (in months)	65.2	64.6

(1)	All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.
(2)	Vehicle units financed as a percentage of total retail units sold.

CAF net loans originated increased 33% compared with the first quarter of fiscal 2011 and average managed receivables grew 6%.  For the current year quarter, CAF’s net loan penetration rate grew to approximately 34% compared with 29% in the prior year period.  The increase in originations reflected both the growth in our retail vehicle sales and our decision to retain an increased portion of the loans that third-party providers had been purchasing following CAF’s tightening of lending standards beginning in fiscal 2010.  Our decision to retain more of these loans primarily reflected our confidence in our ability to economically fund these loans.  This action had no material effect on net earnings for the current quarter.

ALLOWANCE FOR LOAN LOSSES
	Three Months Ended May 31
(In millions)	2011	%	(2)		2010	%	(2)
Balance as of beginning of period	$38.9			$	―
Impact of accounting change (1)	―				58.6
Balance as of March 1	38.9	0.9			58.6	1.4
Net charge-offs	(3.6)				(9.1)
Provision for loan losses	(1.0)				0.9
Balance as of end of period	$34.3	0.8			$50.4	1.2

(1)	See Note 2 for additional information on the accounting change.
(2)	Percent of total ending managed receivables as of the applicable date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in the loan portfolio as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.  The allowance for loan losses as of March 1, 2010, was established in connection with the adoption of new accounting rules related to securitizations adopted as of that date.

The decrease in the allowance from $38.9 million, or 0.9% of ending managed receivables, as of March 1, 2011, to $34.3 million, or 0.8% of ending managed receivables, as of May 31, 2011, reflected favorable trends in net charge-offs and a record high recovery rate relative to historical norms.

PAST DUE ACCOUNT INFORMATION
	As of May 31		As of February 28
(In millions)	2011	2010	2011	2010
Accounts 31+ days past due	$120.6	$133.0	$121.3	$133.2
Ending managed receivables	$4,490.8	$4,155.2	$4,334.6	$4,112.7
Past due accounts as a percentage of ending managed receivables	2.69%	3.20%	2.80%	3.24%

CREDIT LOSS INFORMATION
	Three Months Ended May 31
(In millions)	2011	2010
Net credit losses on managed receivables	$3.6	$9.1
Total average managed receivables, principal only	$4,387.8	$4,123.0
Annualized net credit losses as a percentage of total average managed receivables, principal only	0.32%	0.88%
Average recovery rate	60.8%	55.7%

In the first quarter of fiscal 2012, we experienced improvements in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of total average managed receivables, principal only.  We believe the improvements were the result of several factors including CAF’s tightening of lending standards beginning in fiscal 2010, the current strong recovery rates and general industry trends for losses and delinquencies.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  Historically, the annual recovery rate has ranged from 42% to 55%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses.  SG&A expenses increased 9% to $248.2 million from $226.7 million in the prior year’s first quarter.  The increase in SG&A included increased sales commissions and other variable costs associated with the growth in unit sales.  In addition, we modestly increased our advertising spending per used unit sold.  The SG&A ratio was 9.3% in the current year’s quarter compared with 10.0% in the prior year quarter, reflecting the increases in retail and wholesale unit sales and average selling prices.

Income Taxes.  The effective income tax rate was 38.1% in the first quarter of fiscal 2012 and 38.5% in the first quarter of fiscal 2011.

OPERATIONS OUTLOOK

Planned Superstore Openings.  During the first quarter of fiscal 2012, we opened two used car superstores, entering the Baton Rouge, Louisiana, and Lexington, Kentucky, markets.  We currently plan to open a total of five stores in fiscal 2012 and between eight and ten stores in fiscal 2013.

Stores planned to be opened within 12 months from May 31, 2011, include:

Location	Television Market	Market Status	Planned Opening Date
Escondido, California	San Diego	Existing	Q2 fiscal 2012
North Attleborough, Massachusetts	Providence	New	Q3 fiscal 2012
Chattanooga, Tennessee	Chattanooga	New	Q4 fiscal 2012
Bakersfield, California	Bakersfield	New	Q1 fiscal 2013
Lancaster, Pennsylvania	Harrisburg	New	Q1 fiscal 2013
Nashville, Tennessee	Nashville	Existing	Q1 fiscal 2013

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

Capital Expenditures.  We currently estimate gross capital expenditures will total approximately $225.0 million in fiscal 2012.  Compared with the $76.6 million of capital spending in fiscal 2011, the increase in planned fiscal 2012 expenditures primarily reflects real estate acquisitions and construction costs associated with store growth.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities.  During the first quarter of fiscal 2012, net cash provided by operating activities totaled $22.1 million compared with $55.6 million in the first quarter of fiscal 2011.  These amounts were net of increases in auto loan receivables of $162.0 million in the current year period and $93.8 million in the prior year period.  The increases in auto loan receivables primarily reflected the amounts by which CAF net loan originations exceeded loan repayments during the period.  CAF auto loan receivables are primarily funded through securitization transactions.  As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities and are not included in cash provided by operating activities.

As of May 31, 2011, total inventory was $1.12 billion, representing an increase of $66.9 million, or 6%, compared with the balance at the start of the fiscal year.  The increase included the effects of 4% more used vehicle units in inventory and the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values.   The increase in inventory units supported both the sales growth and the two stores opened during the quarter.  As of May 31, 2010, total inventory was $894.7 million, representing an increase of $51.5 million, or 6%, compared with the balance at the start of that fiscal year.  This increase included the effects of 5% more used vehicle units in inventory and a rise in vehicle acquisition costs,  The increase in inventory units supported the sales growth during the quarter and the store openings in May and mid-June 2010.

We utilize derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are determined by interest rates.  Prior to March 1, 2010, no derivative instruments were designated as accounting hedges, as we believed this treatment was best aligned with our use of gain-on-sale accounting.  In conjunction with the adoption of the new accounting for securitized receivables as of the beginning of fiscal 2011, we now enter into derivative instruments designated as cash flow hedges of interest rate risk, as we believe this treatment is better aligned with our current accounting policies.

Investing Activities.  During the first quarter of fiscal 2012, $39.5 million of net cash was used in investing activities, while $4.3 million of cash was provided by investing activities in the first quarter of fiscal 2011.  Capital expenditures increased to $31.0 million in the first quarter of fiscal 2012 from $9.2 million in the prior year period.  Capital expenditures in the fiscal 2012 period primarily related to real estate and construction activity related to planned geographic expansion.  In the fiscal 2011 period, capital expenditures were fairly modest due to our temporary suspension of store growth between December 2008 and the start of fiscal 2011.  We incurred no material capital expenditures in the first quarter of fiscal 2011 related to the three stores opened in May and June 2010, as these stores were originally built in fiscal 2009 but we chose not to open them until economic conditions improved.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  As of May 31, 2011, we owned 48 of our 105 used car superstores currently in operation and our home office in Richmond, Virginia.  In addition, five existing superstore and one future superstore site were accounted for as capital leases.

Restricted cash from collections on auto loan receivables increased $9.0 million in the first quarter of fiscal 2012 compared with a $15.6 million decrease in the first quarter of fiscal 2011.  These collections may vary from month to month depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables.

Financing Activities.  During the first quarter of fiscal 2012, $132.3 million of net cash was provided by financing activities, while in the first quarter of fiscal 2011, $64.5 million of net cash was used in financing activities.  In the fiscal 2012 period, the net cash provided by financing activities reflected the $128.4 million increase in total non-recourse notes payable, which was used to provide the financing for the majority of the $162.0 million increase in auto loan receivables.  In the fiscal 2011 period, net cash used in financing activities included a $64.1 million net reduction in outstanding borrowings under the revolving credit facility and capital leases.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS
	As of May 31		As of February 28
(In millions)	2011	2010	2011	2010
Non-recourse notes payable	$4,142.1	$3,818.3	$4,013.7	$	―
Borrowings under revolving credit facility	1.2	58.6	1.0		122.5
Obligations under capital leases	28.9	27.9	29.1		28.1
Total debt	$4,172.2	$3,904.8	$4,043.8		$150.6
Cash and cash equivalents	$156.0	$13.7	$41.1		$18.3

We have a $700 million revolving credit facility, which expires in December 2011 and is secured by vehicle inventory and contains certain representations and warranties, conditions and covenants.  As of May 31, 2011, we were in compliance with the covenants.  Borrowings under this credit facility are limited to 80% of qualifying inventory, and they are available for working capital and general corporate purposes.  As of May 31, 2011, $1.2 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.  Starting in fiscal 2011, excess cash flows were used to pay down this facility and to build a cash balance.

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

As of May 31, 2011, the combined warehouse facility limit was $1.6 billion.  At that date, $924.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $676.0 million.  As of May 31, 2011, $800 million of the warehouse facility limit will expire in August 2011 and $800 million will expire in February 2012.  The securitization agreements related to the warehouse facilities include various financial covenants.  As of May 31, 2011, we were in compliance with the financial covenants.  Notes 5 and 10 include additional information on the warehouse facilities.

On June 17, 2011, CarMax Auto Funding LLC (a subsidiary of CarMax, Inc.) filed a registration statement with the Securities and Exchange Commission to address the inadvertent offer and sale of asset-backed notes by CarMax Auto Owner Trust 2011-1 in March 2011 under an expired registration statement.  As a result, CarMax Auto Funding LLC is conducting a rescission offer whereby it may repurchase some or all of the $650 million of notes sold in that offering, to the extent that the initial note purchasers opt to accept the rescission offer.  Once the registration statement is effective, the rescission offer will be available to initial note purchasers for a period of 30 days.  We believe that we will have access to sufficient funds to repurchase any and all notes that may be tendered in the rescission offer.  To the extent necessary, we may repurchase the notes using cash on hand and available capacity under our revolving credit facility.  We believe that any repurchased notes could be remarketed and resold, if we chose to do so; however, the cost and timing of doing so could be affected by market conditions.

We expect that cash generated by operations and proceeds from securitization transactions or other funding arrangements, sale-leaseback transactions and borrowings under existing, new or expanded credit facilities will be sufficient to fund CAF, capital expenditures and working capital for the foreseeable future.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet our future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 7 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
▪	Changes in general U.S. or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion and the financing of auto loan receivables.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used or new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The loss of key employees from our store, regional and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers.
▪	The occurrence of severe weather events.
▪	Factors related to seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 35 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 28, 2011. For information on our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2011.

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

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax's motion for summary adjudication with regard to CarMax's alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court's ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeals affirmed the court’s ruling in favor of CarMax. In response to this ruling, the plaintiffs have filed a Petition of Review with the California Supreme Court.

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

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition or results of operations.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2011, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

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

July 11, 2011

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