Form 10-Q
period 2011-08-31
CARMAX INC
filed 2011-10-07
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2011

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

(804) 747-0422

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2011
Common Stock, par value $0.50	226,430,022

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 39.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,014,983	77.9	$1,889,598	80.7	$4,086,523	77.6	$3,721,664	80.8
New vehicle sales	46,853	1.8	51,057	2.2	108,739	2.1	101,955	2.2
Wholesale vehicle sales	457,870	17.7	329,889	14.1	935,664	17.8	646,378	14.0
Other sales and revenues	68,113	2.6	71,336	3.0	136,310	2.6	133,795	2.9

NET SALES AND OPERATING REVENUES	2,587,819	100.0	2,341,880	100.0	5,267,236	100.0	4,603,792	100.0
Cost of sales	2,233,544	86.3	1,992,762	85.1	4,529,866	86.0	3,921,126	85.2

GROSS PROFIT	354,275	13.7	349,118	14.9	737,370	14.0	682,666	14.8
CARMAX AUTO FINANCE INCOME	63,826	2.5	52,604	2.2	133,487	2.5	110,099	2.4
Selling, general and administrative expenses	236,435	9.1	225,236	9.6	484,640	9.2	451,928	9.8
Interest expense	787	—	1,413	0.1	1,578	—	1,485	—
Interest income	110	—	102	—	213	—	182	—

Earnings before income taxes	180,989	7.0	175,175	7.5	384,852	7.3	339,534	7.4
Income tax provision	69,094	2.7	67,290	2.9	146,669	2.8	130,530	2.8

NET EARNINGS	$111,895	4.3	$107,885	4.6	$238,183	4.5	$209,004	4.5

WEIGHTED AVERAGE COMMON SHARES:
Basic	226,300		222,857		225,935		222,539
Diluted	230,681		226,132		230,479		226,155
NET EARNINGS PER SHARE:
Basic	$0.49		$0.48		$1.05		$0.93
Diluted	$0.49		$0.48		$1.03		$0.92

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
(In thousands except share data)	August 31, 2011	February 28, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,913	$41,121
Restricted cash from collections on auto loan receivables	154,944	161,052
Accounts receivable, net	64,849	119,597
Inventory	1,061,309	1,049,477
Deferred income taxes	11,042	5,191
Other current assets	21,762	33,660

TOTAL CURRENT ASSETS	1,495,819	1,410,098
Auto loan receivables, net	4,699,074	4,320,575
Property and equipment, net	976,901	920,045
Deferred income taxes	88,451	92,278
Other assets	98,730	96,913

TOTAL ASSETS	$7,358,975	$6,839,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$243,473	$269,763
Accrued expenses and other current liabilities	107,653	103,389
Accrued income taxes	7,451	772
Short-term debt	1,333	1,002
Current portion of long-term debt	815	772
Current portion of non-recourse notes payable	129,565	132,519

TOTAL CURRENT LIABILITIES	490,290	508,217
Long-term debt, excluding current portion	27,931	28,350
Non-recourse notes payable, excluding current portion	4,169,037	3,881,142
Other liabilities	119,495	130,570

TOTAL LIABILITIES	4,806,753	4,548,279

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
226,426,007 and 225,885,693 shares issued and outstanding as of August 31, 2011 and February 28, 2011, respectively	113,213	112,943
Capital in excess of par value	851,137	820,639
Accumulated other comprehensive loss	(33,416)	(25,057)
Retained earnings	1,621,288	1,383,105

TOTAL SHAREHOLDERS’ EQUITY	2,552,222	2,291,630

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,358,975	$6,839,909

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31
(In thousands)	2011	2010
OPERATING ACTIVITIES:
Net earnings	$238,183	$209,004
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	31,004	29,048
Share-based compensation expense	26,303	21,957
Provision for loan losses	9,783	9,883
Loss on disposition of assets	1,195	316
Deferred income tax provision	4,408	10,304
Net decrease (increase) in:
Accounts receivable, net	54,748	13,077
Retained interest in securitized receivables	—	43,746
Inventory	(11,832)	(86,037)
Other current assets	11,648	(4,702)
Auto loan receivables, net	(388,282)	(228,878)
Other assets	(1,797)	(4,688)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(42,095)	(26,102)
Other liabilities	(14,907)	3,606

NET CASH USED IN OPERATING ACTIVITIES	(81,641)	(9,466)

INVESTING ACTIVITIES:
Capital expenditures	(80,225)	(15,232)
Decrease (increase) in restricted cash from collections on auto loan receivables	6,108	(3,966)
Increase in restricted cash in reserve accounts	(4,562)	(8,680)
Release of restricted cash from reserve accounts	6,997	7,028
(Purchases) sales of money market securities, net	(291)	1
Purchases of investments available-for-sale	(2,164)	—

NET CASH USED IN INVESTING ACTIVITIES	(74,137)	(20,849)

FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	331	(318)
Issuances of long-term debt	—	243,300
Payments on long-term debt	(376)	(365,299)
Issuances of non-recourse notes payable	1,869,000	1,873,000
Payments on non-recourse notes payable	(1,584,059)	(1,692,413)
Equity issuances, net	4,362	6,387
Excess tax benefits from share-based payment arrangements	7,312	2,543

NET CASH PROVIDED BY FINANCING ACTIVITIES	296,570	67,200

Increase in cash and cash equivalents	140,792	36,885
Cash and cash equivalents at beginning of year	41,121	18,278

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,913	$55,163

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

Basis of Presentation and Use of Estimates. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Amounts and percentages may not total due to rounding.

Cash and Cash Equivalents. Cash equivalents of $172.0 million as of August 31, 2011, and $23.9 million as of February 28, 2011, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables. Cash accounts totaling $154.9 million as of August 31, 2011, and $161.1 million as of February 28, 2011, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Auto Loan Receivables, Net. Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses. The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months. The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves. We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment. The provision for loan losses is the periodic expense of maintaining an adequate allowance.

An account is considered delinquent when the related customer fails to make a substantial portion of a scheduled payment on or before the due date. In general, accounts are charged-off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the related vehicle is repossessed and liquidated or the receivable is otherwise deemed uncollectible. For purposes of determining impairment, auto loans are evaluated collectively, as they represent a large group of smaller-balance homogeneous loans, and therefore, are not individually evaluated for impairment. See Note 4 for additional information on auto loan receivables.

Interest income and expenses related to auto loans are included in CAF income. Interest income on auto loan receivables is recognized when earned based on contractual loan terms. All loans continue to accrue interest until repayment or charge-off. Direct costs associated with loan originations are not considered material. See Note 3 for a summary of CAF income.

Derivative Instruments and Hedging Activities. We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates. We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets. Where applicable, such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting. See Note 6 for additional information on derivative instruments and hedging activities.

Other Assets. Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments. The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors. Restricted cash on deposit in reserve accounts was $42.6 million as of August 31, 2011, and $45.0 million as of February 28, 2011. See Note 5 for additional information on securitizations.

Restricted investments includes money market securities primarily associated with certain insurance programs and mutual funds held in a rabbi trust established in May 2011 to fund informally our executive deferred compensation plan. Restricted investments was $30.6 million as of August 31, 2011, and $26.7 million as of February 28, 2011.

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

In September 2011, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning March 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.	CarMax Auto Finance Income

	Three Months Ended Aug 31				Six Months Ended Aug 31
(In millions)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$111.8	9.7	$107.5	10.2	$219.7	9.8	$207.3	10.0
Interest expense	(26.2)	(2.3)	(35.3)	(3.4)	(54.7)	(2.4)	(70.4)	(3.4)

Total interest margin	85.6	7.5	72.2	6.9	165.0	7.3	136.9	6.6
Provision for loan losses	(10.8)	(0.9)	(9.0)	(0.9)	(9.8)	(0.4)	(9.9)	(0.5)

Total interest margin after provision for loan losses	74.8	6.5	63.2	6.0	155.2	6.9	127.0	6.1

Other income (loss):
Servicing fee income	—	—	—	—	—	—	0.9	—
Interest income on retained interest in securitized receivables	—	—	—	—	—	—	1.6	0.1
Other gain (loss)	0.4	—	(0.1)	—	1.1	—	2.5	0.1

Total other income (loss)	0.4	—	(0.1)	—	1.1	—	5.0	0.2

Direct expenses:

Payroll and fringe benefit expense	(5.1)	(0.4)	(5.0)	(0.5)	(10.4)	(0.5)	(10.3)	(0.5)
Other direct expenses	(6.3)	(0.5)	(5.5)	(0.5)	(12.4)	(0.6)	(11.6)	(0.6)

Total direct expenses	(11.4)	(1.0)	(10.5)	(1.0)	(22.8)	(1.0)	(21.9)	(1.1)

CarMax Auto Finance income	$63.8	5.6	$52.6	5.0	$133.5	5.9	$110.1	5.3

Total average managed receivables, principal only	$4,596.6		$4,205.4		$4,492.2		$4,164.2

(1)	Annualized percent of total average managed receivables, principal only.

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

AUTO LOAN RECEIVABLES, NET

	As of August 31		As of February 28
(In millions)	2011	2010	2011	2010
Warehouse facilities (1)	$1,559.0	$718.0	$943.0	$331.0
Term securitizations (1)	2,865.0	3,404.1	3,193.1	3,615.6
Other receivables (2)	283.7	156.7	198.5	166.1

Total ending managed receivables	4,707.7	4,278.8	4,334.6	$4,112.7

Accrued interest and fees	24.7	23.6	20.9
Other	2.9	6.8	4.0
Less allowance for loan losses	(36.2)	(46.6)	(38.9)

Auto loan receivables, net	$4,699.1	$4,262.6	$4,320.6

(1)	Amounts were off-balance sheet prior to March 1, 2010.
(2)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

ENDING MANAGED RECEIVABLES BY MAJOR CREDIT GRADE

	As of August 31		As of February 28
(In millions)	2011 (1)	% (2)	2011 (1)	% (2)
A	$2,385.9	50.7	$2,234.1	51.5
B	1,838.3	39.0	1,668.0	38.5
C and other	483.5	10.3	432.5	10.0

Total ending managed receivables	$4,707.7	100.0	$4,334.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.
(2)	Percent of total ending managed receivables.

ALLOWANCE FOR LOAN LOSSES

	Six Months Ended August 31
(In millions)	2011	% (1)
Balance as of beginning of period	$38.9	0.9
Charge-offs	(42.5)
Recoveries	30.0
Provision for loan losses	9.8

Balance as of end of period	$36.2	0.8

(1)	Percent of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months. The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves. We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment. The provision for loan losses is the periodic expense of maintaining an adequate allowance.

PAST DUE RECEIVABLES

	As of August 31		As of February 28
(In millions)	2011	% (1)	2011	% (1)
Total ending managed receivables	$4,707.7	100.0	$4,334.6	100.0

Delinquent loans:
31-60 days past due	$95.4	2.0	$86.6	2.0
61-90 days past due	27.5	0.6	24.2	0.6
Greater than 90 days past due	10.7	0.2	10.5	0.2

Total past due	$133.6	2.8	$121.3	2.8

(1)	Percent of total ending managed receivables.

5.	Securitizations

Securitization Financing. We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement. We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors (“bank conduits”). The bank conduits generally issue asset-backed commercial paper supported by the transferred receivables, and the proceeds from the sale of the commercial paper are used to finance the securitized receivables.

The bank conduits may be considered variable interest entities, but are not consolidated because our interest does not constitute a variable interest in the entities. We hold a variable interest in specified assets transferred to the entities rather than interests in the entities themselves.

We typically use term securitizations to provide long-term funding for the auto loan receivables initially securitized through the warehouse facilities. In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust. The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables. Depending on the transaction structure and market conditions, refinancing receivables in a term securitization could affect our results of operations.

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

On June 17, 2011, CarMax Auto Funding LLC (a subsidiary of CarMax, Inc.) filed a registration statement with the Securities and Exchange Commission to address the inadvertent offer and sale of asset-backed notes by CarMax Auto Owner Trust 2011-1 in March 2011 under an expired registration statement. As a result, on August 1, 2011, CarMax Auto Funding LLC offered to rescind purchases of the asset-backed notes sold. The rescission offer period expired on August 31, 2011, and none of the initial note purchasers opted to accept our offer. Accordingly, CarMax Auto Funding LLC did not repurchase any of the asset-backed notes.

Except as described above, we have not provided financial or other support to the securitization vehicles or investors that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the securitization vehicles.

Financial Covenants and Performance Triggers. The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers. The financial covenants include a maximum net leverage ratio and a minimum interest and rent coverage ratio. Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates. If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities. In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer. Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents. As of August 31, 2011, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

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

In accordance with FASB ASC Topic 810, ending managed receivables were $4.71 billion as of August 31, 2011, and $4.33 billion as of February 28, 2011. The majority of these amounts serve as collateral for the related non-recourse notes payable of $4.30 billion and $4.01 billion as of the same dates, respectively. See Notes 4 and 10 for additional information on auto loan receivables and non-recourse notes payable.

Retained Interest. Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales. When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized. The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds. As of August 31, 2011, and February 28, 2011, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

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

Amounts reported in AOCL related to derivatives will be reclassified into CAF income as interest expense is incurred on our future issuances of fixed-rate debt. During the next 12 months, we estimate that an additional $11.8 million will be reclassified as a decrease to CAF income.

During the six months ending August 31, 2011, we entered into the following interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Six Months Ended August 31, 2011
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate swaps	9	46 months	$1,325,000

As of August 31, 2011, we had the following outstanding derivatives that were designated as cash flow hedges:

	As of August 31, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	12	44 to 46 months	$1,621,200

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

During the six months ending August 31, 2011, we entered into the following interest rate derivatives that were not designated as accounting hedges:

	Six Months Ended August 31, 2011
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate caps (1)	2	53 months	$—

(1)	Includes one asset derivative and one liability derivative with offsetting initial notional amounts of $20.1 million.

As of August 31, 2011, we had the following outstanding derivatives that were not designated as accounting hedges:

	As of August 31, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	6	13 to 24 months	$110,270
Interest rate caps (1)	12	24 to 53 months	$—

(1)	Includes six asset derivatives and six liability derivatives with offsetting notional amounts of $943.4 million.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets. Additional information on fair value measurements is included in Note 7.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

		As of August 31		As of February 28
(In thousands)	Location	2011	2010	2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$94	$—	$2,105	$—
Liability derivatives:
Interest rate swaps	Accounts payable	(16,577)	(5,278)	(1,093)	—

Total		$(16,483)	$(5,278)	$1,012	$—

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		As of August 31		As of February 28
(In thousands)	Location	2011	2010	2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$713	$1,410	$1,136	$1,279
Interest rate caps	Other current assets	328	466	778	1,999
Liability derivatives:
Interest rate swaps	Accounts payable	(1,180)	(9,708)	(2,742)	(7,171)
Interest rate caps	Other current assets	(324)	(452)	(779)	(1,982)

Total		$(463)	$(8,284)	$(1,607)	$(5,875)

Effect of Derivative Instruments on the Consolidated Statements of Earnings. The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings for the six months ended August 31, 2011 and 2010.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2011	2010	2011	2010
Interest rate swaps:
Loss recognized in AOCL (1)	$10,705	$7,074	$17,118	$8,488
Loss reclassified from AOCL into CAF Income (1)	$975	$299	$2,095	$299
Loss recognized in CAF Income (2)	$—	$4	$—	$4

(1)	Represents the effective portion.
(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Three Months Ended August 31		Six Months Ended August 31
(In thousands)	Location	2011	2010	2011	2010
Gain (loss) on interest rate swaps	CAF Income	$442	$(851)	$1,096	$1,320
Net periodic settlements and accrued interest	CAF Income	(477)	(2,138)	(1,171)	(5,462)

Total		$(35)	$(2,989)	$(75)	$(4,142)

7.	Fair Value Measurements

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

Level 1	Inputs include unadjusted quoted prices in active markets for identical assets or liabilities that we can access at the measurement date.

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets and observable inputs such as interest rates and yield curves.

Level 3	Inputs that are significant to the measurement that are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of August 31, 2011
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$200.4	$—	$200.4
Mutual fund investments	2.2	—	2.2
Derivative instruments	—	0.8	0.8

Total assets at fair value	$202.6	$0.8	$203.4

Percent of total assets at fair value	99.6%	0.4%	100.0%
Percent of total assets	2.8%	0.0%	2.8%

Liabilities:
Derivative instruments	$—	$17.8	$17.8

Total liabilities at fair value	$—	$17.8	$17.8

Percent of total liabilities	—%	0.4%	0.4%

	As of February 28, 2011
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$50.6	$—	$50.6
Derivative instruments	—	3.2	3.2

Total assets at fair value	$50.6	$3.2	$53.8

Percent of total assets at fair value	94.0%	6.0%	100.0%
Percent of total assets	0.7%	0.0%	0.8%

Liabilities:
Derivative instruments	$—	$3.8	$3.8

Total liabilities at fair value	$—	$3.8	$3.8

Percent of total liabilities	—%	0.1%	0.1%

As described in Note 5, as part of the accounting change implemented effective March 1, 2010, and the transactions completed in May 2010, the entire balance of retained interest in securitized receivables was either eliminated or reclassified. As a result, there was no retained interest as of August 31, 2011 or February 28, 2011.

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

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)

(In millions)	Six Months Ended August 31, 2010
Balance at beginning of period	$552.4
Impact of accounting change (1)	(508.6)

Balance as of March 1	43.7
Total realized/unrealized gains (2)	0.4
Purchases, sales, issuances and settlements, net	(44.2)

Balance at end of period	$—

(1)	See Note 2 for additional information on the accounting change.
(2)	Reported in CarMax Auto Finance income in the consolidated statements of earnings.

8.	Income Taxes

We had $18.1 million of gross unrecognized tax benefits as of August 31, 2011, and $18.7 million as of February 28, 2011. There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2011, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

9.	Retirement Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit pension plan (the “pension plan”) and our noncontributory unfunded nonqualified plan (the “restoration plan”), which restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan. No additional benefits have accrued under these plans since that date. In connection with benefits earned prior to December 31, 2008, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans. We use a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2011	2010	2011	2010	2011	2010
Interest cost	$1,708	$1,637	$131	$131	$1,839	$1,768
Expected return on plan assets	(1,717)	(1,648)	—	—	(1,717)	(1,648)
Recognized actuarial loss	117	68	—	—	117	68

Net pension expense	$108	$57	$131	$131	$239	$188

	Six Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2011	2010	2011	2010	2011	2010
Interest cost	$3,416	$3,275	$260	$262	$3,676	$3,537
Expected return on plan assets	(3,436)	(3,296)	—	—	(3,436)	(3,296)
Recognized actuarial loss	230	137	—	—	230	137

Net pension expense	$210	$116	$260	$262	$470	$378

We made contributions of $0.8 million to the pension plan during the six months ended August 31, 2011. We anticipate making additional contributions of approximately $3.8 million during the remainder of fiscal 2012. The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2011.

10.	Debt

Revolving Credit Facility. During the second quarter of fiscal 2012, we entered into a new 5-year, $700 million unsecured revolving credit facility (the “credit facility”), replacing our existing $700 million inventory-secured credit facility that was scheduled to expire in December 2011. The borrowings under the credit facility are available for working capital and general corporate purposes. As of August 31, 2011, $1.3 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Capital Leases. Obligations under capital leases as of August 31, 2011, consisted of $0.8 million classified as current portion of long-term debt and $27.9 million classified as long-term debt.

Non-Recourse Notes Payable. As of March 1, 2010, and as discussed in Notes 2 and 5, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date. As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings. The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables. The majority of the non-recourse notes payable accrue interest at fixed rates and mature between November 2011 and August 2017, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables. As of August 31, 2011, $4.30 billion of non-recourse notes payable were outstanding. The outstanding balance included $129.6 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

During the second quarter of fiscal 2012, we renewed our $800 million warehouse facility that was scheduled to expire in August 2011 for an additional 364-day term. The agreement temporarily increased the borrowing capacity under that facility by $400 million to $1.2 billion. As of August 31, 2011, the combined warehouse facility limit was $2.0 billion. At that date, $1.56 billion of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $441.0 million. Of the combined warehouse facility limit, $800 million will expire in February 2012 and $800 million will expire in August 2012. The $400 million temporary increase expired in September 2011, concurrent with the transfer of $650 million of auto loan receivables in the 2011-2 term securitization, returning the total warehouse facility limit to $1.6 billion. The return requirements of investors in the bank conduits could fluctuate significantly depending on market conditions. At renewal, the cost, structure and capacity of the facilities could change. These changes could have a significant effect on our funding costs. See Notes 4 and 5 for further information on the related securitized auto loan receivables.

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

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2011	2010	2011	2010
Cost of sales	$414	$387	$689	$604
CarMax Auto Finance income	506	388	862	662
Selling, general and administrative expenses	10,638	7,983	25,241	21,238

Share-based compensation expense, before income taxes	$11,558	$8,758	$26,792	$22,504

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2011	2010	2011	2010
Nonqualified stock options	$4,899	$3,789	$12,885	$10,160
Restricted stock	32	1,415	163	3,091
Stock-settled restricted stock units	2,292	1,221	5,838	3,419
Cash-settled restricted stock units	3,520	1,596	6,867	4,812
Stock grants to non-employee directors	550	475	550	475
Employee stock purchase plan	265	262	489	547

Share-based compensation expense, before income taxes	$11,558	$8,758	$26,792	$22,504

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period. The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense. There were no capitalized share-based compensation costs as of or for the six months ended August 31, 2011 or 2010.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2011	12,444	$17.31
Options granted	1,934	$32.70
Options exercised	(826)	$16.99
Options forfeited or expired	(95)	$22.90

Outstanding as of August 31, 2011	13,457	$19.50	4.1	$124,608

Exercisable as of August 31, 2011	8,264	$16.83	3.2	$93,244

For the six months ended August 31, 2011 and 2010, we granted nonqualified options to purchase 1,933,690 and 1,879,111 shares of common stock, respectively. The total cash received as a result of stock option exercises for the six months ended August 31, 2011 and 2010, was $14.0 million and $13.6 million, respectively. We settle stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised for the six months ended August 31, 2011 and 2010, was $13.2 million and $11.9 million, respectively. We realized related tax benefits of $5.2 million and $4.7 million during the six months ended August 31, 2011 and 2010, respectively.

OUTSTANDING STOCK OPTIONS

	As of August 31, 2011
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.14 to $10.75	576	1.5	$7.39	576	$7.39
$11.43	2,359	4.6	$11.43	997	$11.43
$13.19	1,330	3.7	$13.19	1,330	$13.19
$14.13 to $14.81	1,404	2.8	$14.59	1,381	$14.59
$14.86 to $19.36	976	2.0	$17.03	947	$16.98
$19.82	1,718	3.6	$19.82	1,219	$19.82
$19.98 to $24.99	1,354	2.7	$24.78	1,319	$24.91
$25.39	1,749	5.6	$25.39	412	$25.39
$25.67 to $33.11	1,991	6.5	$32.43	83	$26.40

Total	13,457	4.1	$19.50	8,264	$16.83

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

The weighted average fair values at the date of grant for options granted during the six months ended August 31, 2011 and 2010, were $13.84 and $10.80 per share, respectively. The unrecognized compensation costs related to nonvested options totaled $36.4 million as of August 31, 2011. These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Six Months Ended August 31
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.8% - 51.0%	34.6% - 50.2%
Weighted average expected volatility	49.3%	48.2%
Risk-free interest rate (2)	0.01% - 3.5%	0.2% - 4.0%
Expected term (in years) (3)	4.6	4.7

(1)

Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	863	$19.81
Restricted stock vested	(856)	$19.81
Restricted stock cancelled	(7)	$19.82

Outstanding as of August 31, 2011	—	$—

We realized related tax benefits of $10.9 million from the vesting of restricted stock in the first six months of fiscal 2012 and $7.5 million in the first six months of fiscal 2011.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	666	$24.66
Stock units granted	293	$45.58
Stock units vested and converted	(2)	$24.19
Stock units cancelled	(13)	$30.24

Outstanding as of August 31, 2011	944	$31.07

For the six months ended August 31, 2011 and 2010, we granted MSUs of 292,946 units and 277,066 units, respectively. The fixed fair values per share at the date of grant for MSUs granted during the six months ended August 31, 2011 and 2010, were $45.58 and $36.24, respectively. The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares. The unrecognized compensation costs related to nonvested MSUs totaled $16.6 million as of August 31, 2011. These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	1,501	$17.49
Stock units granted	575	$32.69
Stock units vested and converted	(11)	$20.56
Stock units cancelled	(72)	$20.14

Outstanding as of August 31, 2011	1,993	$21.76

For the six months ended August 31, 2011 and 2010, we granted RSUs of 575,380 units and 688,880 units, respectively. The initial fair market values per share for the liability-classified RSUs granted during the first six months of fiscal 2012 and 2011 were $32.69 and $25.39, respectively. The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of August 31, 2011
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,884	$18,357
Fiscal 2014	10,547	28,126
Fiscal 2015	11,445	30,521

Total expected cash settlements	$28,876	$77,004

(1)	Net of estimated forfeitures.

12.	Net Earnings per Share

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended August 31		Six Months Ended August 31
(In thousands except per share data)	2011	2010	2011	2010
Net earnings	$111,895	$107,885	$238,183	$209,004
Less net earnings allocable to restricted stock	—	442	190	982

Net earnings available for basic common shares	111,895	107,443	237,993	208,022
Adjustment for dilutive potential common shares	—	11	24	21

Net earnings available for diluted common shares	$111,895	$107,454	$238,017	$208,043

Weighted average common shares outstanding	226,300	222,857	225,935	222,539
Dilutive potential common shares:
Stock options	3,575	2,747	3,764	3,085
Stock-settled restricted stock units	806	528	780	531

Weighted average common shares and dilutive potential common shares	230,681	226,132	230,479	226,155

Basic net earnings per share	$0.49	$0.48	$1.05	$0.93
Diluted net earnings per share	$0.49	$0.48	$1.03	$0.92

For the quarters ended August 31, 2011 and 2010, weighted-average options to purchase 3,255,021 shares and 3,667,915 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive. For the six months ended August 31, 2011 and 2010, weighted-average options to purchase 2,912,288 shares and 3,233,925 shares, respectively, were outstanding and not included in the calculations.

13.	Comprehensive Income

COMPONENTS OF TOTAL COMPREHENSIVE INCOME

	Three Months Ended August 31		Six Months Ended August 31
(In thousands, net of income taxes)	2011	2010	2011	2010
Net earnings	$111,895	$107,885	$238,183	$209,004
Other comprehensive income (loss):
Retirement plans:
Amortization recognized in net pension expense	103	43	158	72
Cash flow hedges:
Effective portion of changes in fair value	(6,064)	(5,479)	(9,705)	(6,338)
Reclassifications to net earnings	552	223	1,188	223

Total comprehensive income	$106,486	$102,672	$229,824	$202,961

ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses	Total Accumulated Other Comprehensive Loss
Balance as of March 1, 2011	$(17,528)	$(7,529)	$(25,057)
Amortization recognized in net pension expense	158		158
Effective portion of changes in fair value		(9,705)	(9,705)
Reclassifications to net earnings		1,188	1,188

Balance as of August 31, 2011	$(17,370)	$(16,046)	$(33,416)

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred taxes of $17.1 million as of August 31, 2011, and $10.7 million as of February 28, 2011.

14.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition/California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeals affirmed the court’s ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer part of the case.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court is considering. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. We pioneered the used car superstore concept, opening our first store in 1993. Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems. As of August 31, 2011, we operated 106 used car superstores in 51 markets, comprising 39 mid-sized markets, 11 large markets and 1 small market. We also operated four new car franchises. During fiscal 2011, we sold 396,181 used cars, representing 98% of the total 404,412 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold through on-site wholesale auctions. Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2011, we conducted auctions at 52 used car superstores. During fiscal 2011, we sold 263,061 wholesale vehicles. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax. CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment. CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs. In addition, customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges. We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness. After the effect of estimated 3-day payoffs and vehicle returns, CAF financed approximately 39% of our retail vehicle unit sales in the second quarter of fiscal 2012. As of August 31, 2011, CAF serviced approximately 400,000 customer accounts in its $4.71 billion portfolio of managed receivables.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors. We have no contractual liability to the customer under these third-party plans. ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base. We target a dollar range of gross profit per used unit sold. The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price. Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment. We resumed store growth in fiscal 2011, opening three superstores. We plan to open a total of five superstores in fiscal 2012 and between eight and ten superstores in fiscal 2013. We are in the process of the national rollout of our retail concept, and as of August 31, 2011, we had used car superstores located in markets that comprised approximately 49% of the U.S. population.

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

Fiscal 2012 Second Quarter Highlights

•

Net sales and operating revenues increased 11% to $2.59 billion from $2.34 billion in the second quarter of fiscal 2011, while net earnings increased 4% to $111.9 million, or $0.49 per share, compared with $107.9 million, or $0.48 per share, in the prior year period.

•

Total used vehicle revenues increased 7% to $2.01 billion from $1.89 billion in the second quarter of fiscal 2011. The average used vehicle retail selling price rose 7%, primarily reflecting increases in our acquisition costs, which were affected by the year-over-year increase in used vehicle wholesale values. Comparable store used unit sales declined 2%, reflecting what we believe was a slowdown in the economy and reduced consumer confidence.

•

Total wholesale vehicle revenues increased 39% to $457.9 million from $329.9 million in the prior year quarter. Wholesale vehicle unit sales increased 23%, reflecting a significant increase in appraisal traffic combined with the benefit of a continued strong appraisal buy rate. The average wholesale vehicle selling price rose 13%, due to strong wholesale market pricing trends.

•

Total gross profit increased 1% to $354.3 million from $349.1 million in the second quarter of fiscal 2011. The increase was largely driven by an improvement in our wholesale gross profits, partially offset by contractions in used vehicle and other gross profits.

•

CAF income increased 21% to $63.8 million compared with $52.6 million in the second quarter of fiscal 2011. Interest and fee income increased $4.3 million due to the growth in average managed receivables, while interest expense declined $9.1 million as a larger portion of our portfolio of managed receivables was funded with more recent, lower cost securitizations.

•

Selling, general and administrative (“SG&A”) expenses increased 5% to $236.4 million from $225.2 million in the prior year quarter. During the current quarter, we continued to fund activities that we believe will support the long-term growth and competitiveness of the company, including increased advertising and targeted spending to support future store growth.

•

For the first half of the fiscal year, net cash used in operating activities totaled $81.6 million in fiscal 2012 compared with $9.5 million in fiscal 2011. These amounts included increases in auto loan receivables of $388.3 million in the current year period and $228.9 million in the prior year period. The increases in auto loan receivables primarily reflected the amounts by which CAF net loan originations exceeded loan repayments during the period. CAF auto loan receivables are primarily funded through securitization transactions. As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2011. These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2011	%	2010	%	2011	%	2010	%
Used vehicle sales	$2,015.0	77.9	$1,889.6	80.7	$4,086.5	77.6	$3,721.7	80.8
New vehicle sales	46.9	1.8	51.1	2.2	108.7	2.1	102.0	2.2
Wholesale vehicle sales	457.9	17.7	329.9	14.1	935.7	17.8	646.4	14.0
Other sales and revenues:
Extended service plan revenues	44.9	1.7	45.5	1.9	91.3	1.7	86.9	1.9
Service department sales	26.0	1.0	27.1	1.2	51.2	1.0	53.4	1.2
Third-party finance fees, net	(2.9)	(0.1)	(1.2)	(0.1)	(6.2)	(0.1)	(6.5)	(0.1)

Total other sales and revenues	68.1	2.6	71.3	3.0	136.3	2.6	133.8	2.9

Total net sales and operating revenues	$2,587.8	100.0	$2,341.9	100.0	$5,267.2	100.0	$4,603.8	100.0

UNIT SALES

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Used vehicles	102,825	103,433	211,336	204,358
New vehicles	1,798	2,168	4,233	4,302
Wholesale vehicles	84,885	69,140	169,947	133,499

AVERAGE SELLING PRICES

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Used vehicles	$19,408	$18,084	$19,148	$18,025
New vehicles	$25,927	$23,418	$25,559	$23,569
Wholesale vehicles	$5,249	$4,642	$5,359	$4,711

RETAIL VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Vehicle units:
Used vehicles	(1)%	5%	3%	7%
New vehicles	(17)%	(19)%	(2)%	(9)%
Total	(1)%	5%	3%	7%

Vehicle dollars:
Used vehicles	7%	11%	10%	14%
New vehicles	(8)%	(19)%	7%	(9)%
Total	6%	10%	10%	14%

Comparable store used unit sales growth is one of the key drivers of our profitability. A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Vehicle units:
Used vehicles	(2)%	4%	2%	6%
New vehicles	(9)%	(19)%	3%	(9)%
Total	(2)%	3%	2%	6%

Vehicle dollars:
Used vehicles	5%	9%	8%	13%
New vehicles	1%	(19)%	12%	(9)%
Total	5%	8%	8%	13%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2011	2010	2011	2010
Used car superstores, beginning of period	105	101	103	100
Superstore openings	1	2	3	3

Used car superstores, end of period	106	103	106	103

Used Vehicle Sales. The 7% increase in used vehicle revenues in the second quarter of fiscal 2012 resulted from the combination of a 7% increase in average retail selling price and a 1% decrease in used unit sales. The increase in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale values. Used vehicle valuations have remained strong as the overall supply of used vehicles being remarketed has been somewhat constrained following three years of new car industry sales at rates significantly below pre-recession levels. The 1% decrease in used unit sales included a 2% decrease in comparable store used unit sales, partially offset by sales from newer superstores not yet included in the comparable store base. We believe the decline in comparable store used unit sales reflected a slowdown in the economy and reduced consumer confidence. While customer traffic was higher than in the prior year quarter, a larger portion of the current year traffic represented customers who only obtained appraisals, which contributed to a decline in sales conversion.

The 10% increase in used vehicle revenues in the first half of fiscal 2012 resulted from a 6% increase in average retail selling price and a 3% increase in unit sales. Similar to the second quarter, the increase in average retail selling price primarily reflected the effect of higher used vehicle wholesale valuations on our acquisition costs. The 3% increase in unit sales included a 2% increase in comparable store used unit sales and sales from newer stores not in the comparable store base. For the first half of the year, customer traffic remained above the prior year level; however, a larger portion of customers only obtained appraisals, which had an adverse effect on sales conversion.

New Vehicle Sales. In June 2011, we terminated the Chrysler franchise at one of our Los Angeles used car superstores in order to provide additional space for our used vehicle operations. We do not anticipate this franchise termination will have a material effect on total sales or earnings. Following this termination, we had four remaining new car franchises, representing the Toyota, Nissan and Chrysler brands.

The 8% decrease in new vehicle revenues in the second quarter of fiscal 2012 resulted from the combination of a 17% decrease in new unit sales and an 11% increase in average retail selling price. New unit sales were negatively impacted by the Chrysler franchise termination and the effect of temporary new vehicle supply shortages following the March 2011 Japanese earthquake and tsunami.

The 7% increase in new vehicle revenues in the first half of fiscal 2012 resulted from the combination of an 8% increase in average retail selling price and a 2% decrease in new unit sales. Similar to the second quarter, the Chrysler franchise termination and new vehicle supply shortages at our Japanese brand franchises contributed to the decline in unit sales.

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

The 39% increase in wholesale vehicle revenues in the second quarter of fiscal 2012 resulted from a 23% increase in wholesale unit sales and a 13% increase in average wholesale selling price. The increase in unit sales reflected a significant increase in appraisal traffic combined with the benefit of a continued strong appraisal buy rate.

The 45% increase in wholesale vehicle revenues in the first half of fiscal 2012 resulted from a 27% increase in wholesale unit sales and a 14% increase in average wholesale selling price. Similar to the second quarter, wholesale unit sales in the first half of the year benefited from significant increases in our appraisal traffic and a continued strong appraisal buy rate. In addition, appraisal traffic in the first half of the current year contained a larger mix of wholesale vehicles, which are typically older and have higher mileage.

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

In the second quarter of fiscal 2012, other sales and revenues declined 5% compared with the prior year’s quarter. ESP and GAP revenues decreased 1%, consistent with the change in used vehicle unit sales. Net third-party finance fees also declined, reflecting the decision by CAF earlier this fiscal year to retain an increased portion of the loans that third-party providers had been purchasing following CAF’s tightening of lending standards beginning in fiscal 2010. We expect that this decision will be accretive to CAF income over time. Subprime finance providers financed approximately 7% of retail unit sales in both periods.

In the first half of fiscal 2012, other sales and revenues increased 2% from the prior year period. ESP and GAP revenues increased 5% during this period, as a result of the increase in used unit sales and an improvement in ESP penetration, which we believe resulted from plan design enhancements rolled out in mid-fiscal 2011. Net third-party finance fees improved 5% in the first half of fiscal 2012, as a shift in mix more than offset the effect of the decision by CAF to retain an increased portion of loans that third-party providers had been purchasing.

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

GROSS PROFIT

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2011	2010	2011	2010
Used vehicle gross profit	$224.0	$228.1	$465.2	$451.3
New vehicle gross profit	1.7	1.2	3.1	2.7
Wholesale vehicle gross profit	78.8	59.3	165.0	120.0
Other gross profit	49.8	60.6	104.0	108.7

Total	$354.3	$349.1	$737.4	$682.7

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2011		2010		2011		2010

	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,178	11.1	$2,205	12.1	$2,201	11.4	$2,208	12.1
New vehicle gross profit	$948	3.6	$533	2.3	$744	2.9	$628	2.6
Wholesale vehicle gross profit	$929	17.2	$858	18.0	$971	17.6	$899	18.6
Other gross profit	$476	73.1	$574	84.9	$482	76.3	$521	81.2
Total gross profit	$3,386	13.7	$3,306	14.9	$3,421	14.0	$3,272	14.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. Our second quarter used vehicle gross profit decreased 2% to $224.0 million from $228.1 million in the prior year period. The decline resulted from the slight moderation in gross profit per unit, to $2,178 per unit from $2,205 per unit in the prior year quarter, together with the 1% decline in total used unit sales. Compared with the prior year, we were able to maintain a similar gross profit per unit.

For the first half of the fiscal year, used vehicle gross profit increased 3% to $465.2 million from $451.3 million in fiscal 2011. The increase primarily reflected the 3% increase in used unit volumes in the first half of the fiscal year. The gross profit per unit was essentially flat, at $2,201 per unit in the first half of fiscal 2012 compared with $2,208 per unit in the corresponding prior year period.

New Vehicle Gross Profit. Our new vehicle gross profit increased to $1.7 million in the second quarter of fiscal 2012 and $3.1 million in the first half of fiscal 2012, from $1.2 million and $2.7 million, respectively, in the corresponding prior year periods. The improvement in gross profit in both periods was primarily the result of an increase in gross profit per unit, which benefited from a reduction in discounting by new car manufacturers and dealers following the Japanese earthquake.

Wholesale Vehicle Gross Profit. Our wholesale vehicle gross profit increased 33% to $78.8 million from $59.3 million in the second quarter of fiscal 2011, reflecting the combination of the 23% increase in wholesale unit sales and an 8% improvement in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit increased $71 to $929 per unit compared with $858 per unit in the prior year period. The increase in industry pricing and strong dealer demand contributed to the improved wholesale gross profits.

For the first half of the fiscal year, wholesale vehicle gross profit increased 38% to $165.0 million from $120.0 million in fiscal 2011. The improvement reflected the 27% increase in wholesale unit sales and an 8% rise in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit increased $72 to $971 per unit compared with $899 per unit in the first half of fiscal 2011. The factors that contributed to the improvement in wholesale gross profit in the second quarter of fiscal 2011 also contributed to the improvement in the first half of the fiscal year.

Other Gross Profit. Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales. We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the discount associated with the loans purchased by subprime providers.

Other gross profit fell 18% to $49.8 million from $60.6 million in the second quarter of fiscal 2011. Other gross profit per unit declined $98 to $476 per unit compared with $574 per unit in the prior year quarter. Service department gross profit declined $8.6 million compared with the prior year’s second quarter, primarily because our service overhead costs increased while our retail vehicle sales declined. The decrease in ESP and GAP revenues and the decline of net third-party finance fees also contributed to the decline in other gross profit.

For the first half of the fiscal year, other gross profit fell 4% to $104.0 million from $108.7 million in fiscal 2011. Other gross profit per unit declined $39 to $482 per unit compared with $521 per unit in the prior year period. The decrease in other gross profit for the six-month period primarily resulted from a $9.5 million decline in service department gross profit, most of which occurred during the second quarter. The decline in service department gross profit was partially offset by an improvement in ESP and GAP gross profits resulting from the increase in the related revenues during the first half of fiscal 2012.

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

Historically, used vehicle industry prices depreciate over the course of the year, with modest appreciation in the spring generally followed by several months of declining valuations, particularly during the fall, which coincides with both the model-year changeover period and seasonal declines in customer traffic. In recent years, we have experienced strong appreciation in used vehicle wholesale pricing. We believe the appreciation resulted, in part, from a reduced supply of used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity compared with pre-recession levels. The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles. We believe the higher wholesale values contributed to higher buy rates over the last several quarters compared with pre-recession levels.

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

COMPONENTS OF CAF INCOME

	Three Months Ended Aug 31				Six Months Ended Aug 31
(In millions)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$111.8	9.7	$107.5	10.2	$219.7	9.8	$207.3	10.0
Interest expense	(26.2)	(2.3)	(35.3)	(3.4)	(54.7)	(2.4)	(70.4)	(3.4)

Total interest margin	85.6	7.5	72.2	6.9	165.0	7.3	136.9	6.6
Provision for loan losses	(10.8)	(0.9)	(9.0)	(0.9)	(9.8)	(0.4)	(9.9)	(0.5)

Total interest margin after provision for loan losses	74.8	6.5	63.2	6.0	155.2	6.9	127.0	6.1

Other income (loss):
Servicing fee income	—	—	—	—	—	—	0.9	—
Interest income on retained interest in securitized receivables	—	—	—	—	—	—	1.6	0.1
Other gain (loss)	0.4	—	(0.1)	—	1.1	—	2.5	0.1

Total other income (loss)	0.4	—	(0.1)	—	1.1	—	5.0	0.2

Direct expenses:
Payroll and fringe benefit expense	(5.1)	(0.4)	(5.0)	(0.5)	(10.4)	(0.5)	(10.3)	(0.5)
Other direct expenses	(6.3)	(0.5)	(5.5)	(0.5)	(12.4)	(0.6)	(11.6)	(0.6)

Total direct expenses	(11.4)	(1.0)	(10.5)	(1.0)	(22.8)	(1.0)	(21.9)	(1.1)

CarMax Auto Finance income	$63.8	5.6	$52.6	5.0	$133.5	5.9	$110.1	5.3

Total average managed receivables, principal only	$4,596.6		$4,205.4		$4,492.2		$4,164.2

(1)	Annualized percent of total average managed receivables, principal only.

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

CAF’s average managed receivables grew 9%, to $4.60 billion for the quarter ended August 31, 2011, from $4.21 billion for the quarter ended August 31, 2010. During the second quarter, net loans originated increased 27% to $771.9 million from $607.9 million in fiscal 2011, reflecting our decision to retain an increased portion of the loans that third-party providers had been purchasing, as well as higher average selling prices, which increased the average amount financed. Our decision to retain more of the loans that third-party providers had been purchasing in recent quarters primarily reflected our confidence in our ability to economically fund these loans. We expect that this decision will be accretive to CAF income over time.

CAF income increased 21% to $63.8 million compared with $52.6 million in the second quarter of fiscal 2011. Interest and fee income grew by $4.3 million compared with the prior year quarter, as the effect of the increase in average managed receivables more than offset the decline in interest and fee income as a percentage of average managed receivables. At the same time, interest expense declined $9.1 million compared with the second quarter of last year, as a larger portion of our portfolio of managed receivables was funded with more recent, lower cost securitizations. In addition, interest expense for the current year’s second quarter benefited as we temporarily delayed accessing the public securitization market for funding the receivables, which resulted in having a larger percentage of receivables funded in the warehouse facilities. The warehouse facilities are short-term financings, and were lower cost in the current environment.

The provision for loan losses increased to $10.8 million from $9.0 million in the prior year’s second quarter. The increase reflected both the growth in average managed receivables and the effect of our decision to retain loans that third-party providers had been purchasing, offset by improving loss performance. The decision to retain loans increased origination volume and included a somewhat broader spectrum of credit risk.

For the first half of the fiscal year, CAF income increased 21% to $133.5 million from $110.1 million in fiscal 2011. Similar to the second quarter, the growth was primarily driven by an increase in interest and fee income related to the increase in average managed receivables and a decline in interest expense. Interest expense declined as a larger portion of our portfolio of managed receivables was funded with more recent, lower cost securitizations.

For the first half of the fiscal year, the provision for loan losses was $9.8 million in fiscal 2012 compared with $9.9 million in fiscal 2011. Net charge-offs in the first quarter of both years were significantly below both our forecast and previous trends. The lower-than-expected losses and the resulting adjustments to the allowance for loan losses favorably affected net earnings per share by $0.03 in the first quarter and the first half of both the current and prior fiscal years. In the current year, the favorable loss experience was primarily due to fewer than expected charge-offs. We believe this experience was consistent with broader industry trends, and was reflective of an improvement in our customers’ ability or willingness to pay.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010. Other gain in both periods primarily reflected favorable derivative valuations.

CAF ORIGINATION INFORMATION

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2011	2010	2011	2010
Net loans originated (in millions)	$771.9	$607.9	$1,461.2	$1,125.1
Vehicle units financed	40,399	33,798	77,853	63,191
Penetration rate (2)	38.6%	32.0%	36.1%	30.3%
Weighted average contract rate	8.9%	8.6%	8.9%	8.9%
Weighted average term (in months)	65.7	64.4	65.5	64.5

(1)	All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.
(2)	Vehicle units financed as a percentage of total retail units sold.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended Aug 31				Six Months Ended Aug 31
(In millions)	2011	% (2)	2010	% (2)	2011	% (2)	2010	% (2)
Balance as of beginning of period	$34.3		$50.4		$38.9		$—
Impact of accounting change (1)	—		—		—		58.6

Balance after accounting change	34.3	0.8	50.4	1.2	38.9	0.9	58.6	1.4
Net charge-offs	(8.9)		(12.8)		(12.5)		(21.9)
Provision for loan losses	10.8		9.0		9.8		9.9

Balance as of end of period	$36.2	0.8	$46.6	1.1	$36.2	0.8	$46.6	1.1

(1)	See Note 2 for additional information on the accounting change.
(2)	Percent of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months. The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves. We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment. The provision for loan losses is the periodic expense of maintaining an adequate allowance. The allowance for loan losses was initially established as of March 1, 2010, in connection with the adoption of new accounting rules related to securitizations.

The decrease in the allowance from $38.9 million, or 0.9% of ending managed receivables, as of February 28, 2011, to $36.2 million, or 0.8% of ending managed receivables, as of August 31, 2011, primarily reflected favorable trends in net charge-offs and a high recovery rate relative to historical norms, partially offset by an increase in average managed receivables and our decision to retain a larger portion of loans with higher expected loss rates that third parties had been purchasing in recent quarters.

PAST DUE ACCOUNT INFORMATION

	As of August 31		As of February 28
(In millions)	2011	2010	2011	2010
Accounts 31+ days past due	$133.6	$145.5	$121.3	$133.2
Ending managed receivables	$4,707.7	$4,278.8	$4,334.6	$4,112.7
Past due accounts as a percentage of ending managed receivables	2.84%	3.40%	2.80%	3.24%

CREDIT LOSS INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2011	2010	2011	2010
Net credit losses on managed receivables	$8.9	$12.8	$12.5	$21.9
Total average managed receivables, principal only	$4,596.6	$4,205.4	$4,492.2	$4,164.2
Annualized net credit losses as a percentage of total average managed receivables, principal only	0.77%	1.22%	0.56%	1.05%
Average recovery rate	59.8%	53.8%	60.3%	54.7%

In the second quarter and the first six months of fiscal 2012, we experienced improvements in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables. We believe the improvements were the result of several factors including CAF’s tightening of lending standards beginning in fiscal 2010, the current strong recovery rates and general industry trends for losses and delinquencies.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction. Historically, the annual recovery rate has ranged from 42% to 55%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses. SG&A expenses increased 5% to $236.4 million from $225.2 million in the prior year’s second quarter. During the current quarter, we continued to fund activities that we believe will support the long-term growth and competitiveness of the company, including increased advertising and targeted spending to support future store growth. The SG&A ratio improved to 9.1% compared with 9.6% in the prior year quarter, reflecting the effect of higher average selling prices.

For the first half of the fiscal year, SG&A expenses increased 7% to $484.6 million from $451.9 million in fiscal 2011. The increase in SG&A included increased sales commissions and other variable costs associated with the growth in unit sales, as well as higher spending on advertising and growth-related costs. Similar to the second quarter, the improvement in the SG&A ratio, which declined to 9.2% from 9.8% in the first half of fiscal 2011, primarily reflected the effect of higher average selling prices.

Income Taxes. In the second quarter, the effective income tax rate was 38.2% in fiscal 2012 compared with 38.4% in fiscal 2011. For the first half of the fiscal year, the effective tax rate was 38.1% in fiscal 2012 versus 38.4% in fiscal 2011.

OPERATIONS OUTLOOK

Planned Superstore Openings. During the first half of fiscal 2012 we opened three used car superstores, entering the Baton Rouge, Louisiana, and Lexington, Kentucky, markets and expanding our presence in the San Diego market with a store in Escondido, California. We currently plan to open a total of five stores in fiscal 2012 and between eight and ten stores in fiscal 2013.

Stores planned to be opened within 12 months following August 31, 2011, include:

Location	Television Market	Market Status	Planned Opening Date
North Attleborough, Massachusetts	Providence	New	Q3 fiscal 2012
Chattanooga, Tennessee	Chattanooga	New	Q4 fiscal 2012
Lancaster, Pennsylvania	Harrisburg	New	Q1 fiscal 2013
Bakersfield, California	Bakersfield	New	Q1 fiscal 2013
Nashville, Tennessee	Nashville	Existing	Q1 fiscal 2013
Fort Myers, Florida	Fort Myers	New	Q2 fiscal 2013
Oxnard, California	Los Angeles	Existing	Q2 fiscal 2013
Naples, Florida	Fort Myers	New	Q2 fiscal 2013

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

Capital Expenditures. We currently estimate gross capital expenditures will total approximately $225 million in fiscal 2012. Compared with the $76.6 million of capital spending in fiscal 2011, the increase in planned fiscal 2012 expenditures primarily reflects real estate acquisitions and construction costs associated with store growth.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. During the first half of the fiscal year, net cash used in operating activities totaled $81.6 million in fiscal 2012 compared with $9.5 million in fiscal 2011. These amounts included increases in auto loan receivables of $388.3 million in the current year and $228.9 million in the prior year. The increases in auto loan receivables primarily reflected the amounts by which CAF net loan originations exceeded loan repayments during the period. CAF auto loan receivables are primarily funded through securitization transactions. As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of August 31, 2011, total inventory was $1.06 billion, representing an increase of $11.8 million, or 1%, compared with the balance at the start of the fiscal year. The increase in inventory in the first half of fiscal 2012 primarily reflected the effects of the rise in vehicle acquisition costs resulting from the appreciation in wholesale vehicle values. As of August 31, 2010, total inventory was $929.2 million, representing an increase of $86.0 million, or 10%, compared with the balance at the start of that fiscal year. The increase in inventory in the first half of fiscal 2011 included the effects of 7% more used vehicle units in inventory and a rise in vehicle acquisition costs. The increase in inventory units supported the sales growth during the first half of fiscal 2011 and the three stores opened during that period.

We utilize derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates. Prior to March 1, 2010, no derivative instruments were designated as accounting hedges, as we believed this treatment was best aligned with our use of gain-on-sale accounting for auto loan receivable securitizations. In conjunction with the adoption of the new accounting rules related to securitizations as of the beginning of fiscal 2011, we now enter into derivative instruments designated as cash flow hedges of interest rate risk, as we believe this treatment is better aligned with our current accounting policies.

Investing Activities. During the first half of the fiscal year, $74.1 million of net cash was used in investing activities in fiscal 2012 compared with $20.8 million in fiscal 2011. Capital expenditures increased to $80.2 million in the first half of fiscal 2012 from $15.2 million in the prior year period. Capital expenditures in fiscal 2012 primarily related to real estate and construction activity related to planned geographic expansion. In fiscal 2011, capital expenditures were fairly modest due to our temporary suspension of store growth between December 2008 and the start of fiscal 2011. We incurred no material capital expenditures in the first half of fiscal 2011 related to the three stores opened during that period, as these stores were originally built in fiscal 2009, but we chose not to open them until economic conditions improved.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions. As of August 31, 2011, we owned 49 of our 106 used car superstores currently in operation and our home office in Richmond, Virginia. In addition, five existing superstores and one future superstore site were accounted for as capital leases.

Restricted cash from collections on auto loan receivables decreased $6.1 million in the first half of fiscal 2012 compared with a $4.0 million increase in the first half of fiscal 2011. These collections may vary from month to month depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables.

Financing Activities. During the first half of the fiscal year, $296.6 million of net cash was provided by financing activities in fiscal 2012 compared with $67.2 million in fiscal 2011. The net cash provided by financing activities included increases in total non-recourse notes payable of $284.9 million in fiscal 2012 and $180.6 million in fiscal 2011, which were used to provide the financing for the majority of the increases of $388.3 million and $228.9 million, respectively, in auto loan receivables. During the first half of fiscal 2011, net cash used in financing activities included a $122.3 million net reduction in outstanding borrowings under the revolving credit facility and capital leases.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31		As of February 28
(In millions)	2011	2010	2011	2010
Non-recourse notes payable	$4,298.6	$4,007.0	$4,013.7	$—
Borrowings under revolving credit facility	1.3	0.6	1.0	122.5
Obligations under capital leases	28.7	29.4	29.1	28.1

Total debt	$4,328.7	$4,037.0	$4,043.8	$150.6

Cash and cash equivalents	$181.9	$55.2	$41.1	$18.3

During the second quarter of fiscal 2012, we entered into a new 5-year, $700 million unsecured revolving credit facility (the “credit facility”), replacing our existing $700 million inventory-secured credit facility that was scheduled to expire in December 2011. The credit facility contains representations and warranties, conditions and covenants. As of August 31, 2011, we were in compliance with the covenants. Borrowings under this credit facility are available for working capital and general corporate purposes. As of August 31, 2011, $1.3 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us. Starting in the second half of fiscal 2011, excess cash flows were used to pay down the outstanding balance under the previous revolving credit facility and to build a cash balance.

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

During the second quarter of fiscal 2012, we renewed our $800 million warehouse facility that was scheduled to expire in August 2011 for an additional 364-day term. The agreement temporarily increased the borrowing capacity under that facility by $400 million to $1.2 billion. As of August 31, 2011, the combined warehouse facility limit was $2.0 billion. At that date, $1.56 billion of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $441.0 million. Of the combined warehouse facility limit, $800 million will expire in February 2012 and $800 million will expire in August 2012. The $400 million temporary increase expired in September 2011, concurrent with the transfer of $650 million of auto loan receivables in the 2011-2 term securitization, returning the total warehouse facility limit to $1.6 billion. The securitization agreements related to the warehouse facilities include various financial covenants. As of August 31, 2011, we were in compliance with the financial covenants. Notes 5 and 10 include additional information on the warehouse facilities.

On June 17, 2011, CarMax Auto Funding LLC (a subsidiary of CarMax, Inc.) filed a registration statement with the Securities and Exchange Commission to address the inadvertent offer and sale of asset-backed notes by CarMax Auto Owner Trust 2011-1 in March 2011 under an expired registration statement. As a result, on August 1, 2011, CarMax Auto Funding LLC offered to rescind purchases of the asset-backed notes sold. The rescission offer period expired on August 31, 2011, and none of the initial note purchasers opted to accept our offer. Accordingly, CarMax Auto Funding LLC did not repurchase any of the asset-backed notes.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. We disclaim any intent or obligation to update these statements. Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in general U.S. or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion and the financing of auto loan receivables.

•	Changes in consumer credit availability related to our third-party financing providers.

•	Changes in the competitive landscape within our industry.

•	Significant changes in retail prices for used or new vehicles.

•	A reduction in the availability of or access to sources of inventory.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.

•	The loss of key employees from our store, regional and corporate management teams.

•	The failure of key information systems.

•	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers.

•	The occurrence of severe weather events.

•	Factors related to seasonal fluctuations in our business.

•	Factors related to the geographic concentration of our superstores.

•	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A. “Risk Factors” on page 36 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2011, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”). Our filings are publicly available on our investor information home page at investor.carmax.com. Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

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

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition/California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeals affirmed the court’s ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer part of the case.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court is considering. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2011, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 6.	Exhibits

10.1	Credit Agreement, dated as of August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.3	CarMax, Inc. Retirement Restoration Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.
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
Thomas W. Reedy
Senior Vice President and
Chief Financial Officer

October 7, 2011

EXHIBIT INDEX

10.1	Credit Agreement, dated as of August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.3	CarMax, Inc. Retirement Restoration Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed on June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.
(1)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under those sections.