Form 10-Q
period 2011-11-30
CARMAX INC
filed 2012-01-09
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2011
Common Stock, par value $0.50	226,585,869

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 41.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$1,766,690	78.2	$1,688,469	79.7	$5,853,213	77.8	$5,410,133	80.5
New vehicle sales	45,997	2.0	47,671	2.2	154,736	2.1	149,626	2.2
Wholesale vehicle sales	390,262	17.3	320,117	15.1	1,325,926	17.6	966,495	14.4
Other sales and revenues	57,565	2.5	62,872	3.0	193,875	2.6	196,667	2.9

NET SALES AND OPERATING REVENUES	2,260,514	100.0	2,119,129	100.0	7,527,750	100.0	6,722,921	100.0
Cost of sales	1,957,295	86.6	1,821,219	85.9	6,487,161	86.2	5,742,345	85.4

GROSS PROFIT	303,219	13.4	297,910	14.1	1,040,589	13.8	980,576	14.6
CARMAX AUTO FINANCE INCOME	62,625	2.8	55,745	2.6	196,112	2.6	165,844	2.5
Selling, general and administrative expenses	232,304	10.3	219,707	10.4	716,944	9.5	671,635	10.0
Interest expense	780	—	801	—	2,358	—	2,286	—
Other income (expense)	(94)	—	198	—	119	—	380	—

Earnings before income taxes	132,666	5.9	133,345	6.3	517,518	6.9	472,879	7.0
Income tax provision	49,872	2.2	50,981	2.4	196,541	2.6	181,511	2.7

NET EARNINGS	$82,794	3.7	$82,364	3.9	$320,977	4.3	$291,368	4.3

WEIGHTED AVERAGE COMMON SHARES:
Basic	226,446		223,953		226,104		223,007
Diluted	230,632		228,471		230,529		226,924
NET EARNINGS PER SHARE:
Basic	$0.37		$0.37		$1.42		$1.30
Diluted	$0.36		$0.36		$1.39		$1.28

(1)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
(In thousands except share data)	November 30, 2011	February 28, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383,411	$41,121
Restricted cash from collections on auto loan receivables	174,392	161,052
Accounts receivable, net	54,522	119,597
Inventory	1,013,183	1,049,477
Deferred income taxes	13,085	5,191
Other current assets	9,806	33,660

TOTAL CURRENT ASSETS	1,648,399	1,410,098
Auto loan receivables, net	4,807,804	4,320,575
Property and equipment, net	988,300	920,045
Deferred income taxes	87,705	92,278
Other assets	101,193	96,913

TOTAL ASSETS	$7,633,401	$6,839,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$246,393	$269,763
Accrued expenses and other current liabilities	123,074	103,389
Accrued income taxes	13,069	772
Short-term debt	759	1,002
Current portion of long-term debt	838	772
Current portion of non-recourse notes payable	147,183	132,519

TOTAL CURRENT LIABILITIES	531,316	508,217
Long-term debt, excluding current portion	27,713	28,350
Non-recourse notes payable, excluding current portion	4,318,046	3,881,142
Other liabilities	119,474	130,570

TOTAL LIABILITIES	4,996,549	4,548,279

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
226,473,420 and 225,885,693 shares issued and outstanding as of November 30, 2011 and February 28, 2011, respectively	113,237	112,943
Capital in excess of par value	858,790	820,639
Accumulated other comprehensive loss	(39,257)	(25,057)
Retained earnings	1,704,082	1,383,105

TOTAL SHAREHOLDERS’ EQUITY	2,636,852	2,291,630

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,633,401	$6,839,909

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30
(In thousands)	2011	2010
OPERATING ACTIVITIES:
Net earnings	$320,977	$291,368
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	48,021	43,657
Share-based compensation expense	37,148	33,600
Provision for loan losses	24,878	18,450
Loss on disposition of assets	1,331	443
Deferred income tax (benefit) provision	(3,858)	14,352
Net decrease (increase) in:
Accounts receivable, net	65,075	13,014
Retained interest in securitized receivables	—	43,746
Inventory	36,294	(159,849)
Other current assets	24,038	(15,879)
Auto loan receivables, net	(512,107)	(249,427)
Other assets	(5,075)	(5,984)
Net decrease in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(21,673)	(48,602)
Other liabilities	(17,476)	(1,377)

NET CASH USED IN OPERATING ACTIVITIES	(2,427)	(22,488)

INVESTING ACTIVITIES:
Capital expenditures	(105,990)	(38,536)
Proceeds from sales of assets	—	8
Increase in restricted cash from collections on auto loan receivables	(13,340)	(3,177)
Increase in restricted cash in reserve accounts	(8,573)	(11,310)
Release of restricted cash from reserve accounts	12,088	11,421
(Purchases) sales of money market securities, net	(520)	4,001
Purchases of investments available-for-sale	(2,252)	—
Sales of investments available-for-sale	52	—

NET CASH USED IN INVESTING ACTIVITIES	(118,535)	(37,593)

FINANCING ACTIVITIES:
Decrease in short-term debt, net	(243)	(206)
Issuances of long-term debt	—	243,300
Payments on long-term debt	(571)	(365,451)
Issuances of non-recourse notes payable	3,633,000	2,947,000
Payments on non-recourse notes payable	(3,181,432)	(2,747,710)
Equity issuances, net	5,039	31,945
Excess tax benefits from share-based payment arrangements	7,459	7,316

NET CASH PROVIDED BY FINANCING ACTIVITIES	463,252	116,194

Increase in cash and cash equivalents	342,290	56,113
Cash and cash equivalents at beginning of year	41,121	18,278

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,411	$74,391

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

Cash and Cash Equivalents. Cash equivalents of $372.2 million as of November 30, 2011, and $23.9 million as of February 28, 2011, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables. Cash accounts totaling $174.4 million as of November 30, 2011, and $161.1 million as of February 28, 2011, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Other Assets. Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments. The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors. Restricted cash on deposit in reserve accounts was $41.5 million as of November 30, 2011, and $45.0 million as of February 28, 2011. See Note 5 for additional information on securitizations.

Restricted investments includes money market securities primarily associated with certain insurance programs and mutual funds held in a rabbi trust established in May 2011 to fund informally our executive deferred compensation plan. Restricted investments was $30.8 million as of November 30, 2011, and $26.7 million as of February 28, 2011.

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

In June 2011, the FASB issued an accounting pronouncement, as amended December 2011, that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities may present reclassification adjustments out of accumulated other comprehensive income on the face of the statement or disclose the reclassification adjustments in the notes to the financial statements. The provisions for this pronouncement as amended are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this amended pronouncement for our fiscal year beginning March 1, 2012.

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

In December 2011, the FASB issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210). The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. We will adopt this pronouncement for our fiscal year beginning March 1, 2013.

3.	CarMax Auto Finance Income

	Three Months Ended Nov 30				Nine Months Ended Nov 30
(In millions)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$114.3	9.6	$106.8	10.0	$334.0	9.7	$314.1	10.0
Interest expense	(25.6)	(2.2)	(33.0)	(3.1)	(80.3)	(2.3)	(103.4)	(3.3)

Total interest margin	88.7	7.4	73.8	6.9	253.7	7.4	210.7	6.7
Provision for loan losses	(15.1)	(1.3)	(8.6)	(0.8)	(24.9)	(0.7)	(18.5)	(0.6)

Total interest margin after provision for loan losses	73.6	6.2	65.2	6.1	228.8	6.7	192.2	6.1

Other income:
Servicing fee income	—	—	—	—	—	—	0.9	—
Interest income on retained interest in securitized receivables	—	—	—	—	—	—	1.6	0.1
Other gain	0.3	—	1.8	0.2	1.4	—	4.3	0.1

Total other income	0.3	—	1.8	0.2	1.4	—	6.8	0.2

Direct expenses:
Payroll and fringe benefit expense	(5.1)	(0.4)	(5.1)	(0.5)	(15.5)	(0.5)	(15.4)	(0.5)
Other direct expenses	(6.2)	(0.5)	(6.2)	(0.6)	(18.6)	(0.5)	(17.8)	(0.6)

Total direct expenses	(11.3)	(0.9)	(11.3)	(1.1)	(34.1)	(1.0)	(33.2)	(1.1)

CarMax Auto Finance income	$62.6	5.3	$55.7	5.2	$196.1	5.7	$165.8	5.3

Total average managed receivables, principal only	$4,770.9		$4,285.3		$4,585.1		$4,204.6

(1)	Annualized percent of total average managed receivables, principal only.

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

AUTO LOAN RECEIVABLES, NET

	$000.000.	$000.000.	$000.000.	$000.000.
	As of November 30		As of February 28
(In millions)	2011	2010	2011	2010
Warehouse facilities (1)	$876.0	$542.0	$943.0	$331.0
Term securitizations (1)	3,697.1	3,599.9	3,193.1	3,615.6
Other receivables (2)	250.7	146.2	198.5	166.1

Total ending managed receivables	4,823.8	4,288.1	4,334.6	$4,112.7

Accrued interest and fees	24.3	23.2	20.9
Other	1.1	5.5	4.0
Less allowance for loan losses	(41.4)	(42.2)	(38.9)

Auto loan receivables, net	$4,807.8	$4,274.6	$4,320.6

(1)	Amounts were off-balance sheet prior to March 1, 2010.

(2)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

ENDING MANAGED RECEIVABLES BY MAJOR CREDIT GRADE

	$000.0000.	$000.0000.	$000.0000.	$000.0000.
	As of November 30		As of February 28
(In millions)	2011 (1)	% (2)	2011 (1)	% (2)
A	$2,401.4	49.8	$2,234.1	51.5
B	1,860.3	38.6	1,668.0	38.5
C and other	562.1	11.6	432.5	10.0

Total ending managed receivables	$4,823.8	100.0	$4,334.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended November 30
(In millions)	2011	% (1)
Balance as of beginning of period	$38.9	0.9
Charge-offs	(67.1)
Recoveries	44.7
Provision for loan losses	24.9

Balance as of end of period	$41.4	0.9

(1)	Percent of total ending managed receivables as of the corresponding reporting date.

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

PAST DUE RECEIVABLES

	As of November 30		As of February 28
(In millions)	2011	% (1)	2011	% (1)
Total ending managed receivables	$4,823.8	100.0	$4,334.6	100.0
Delinquent loans:
31-60 days past due	$103.3	2.2	$86.6	2.0
61-90 days past due	28.4	0.6	24.2	0.6
Greater than 90 days past due	10.6	0.2	10.5	0.2

Total past due	$142.3	3.0	$121.3	2.8

(1)	Percent of total ending managed receivables.

5.	Securitizations

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

Financial Covenants and Performance Triggers. The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers. The financial covenants include a maximum net leverage ratio and a minimum interest and rent coverage ratio. Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates. If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities. In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer. Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents. As of November 30, 2011, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

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

In accordance with FASB ASC Topic 810, ending managed receivables was $4.82 billion as of November 30, 2011, and $4.33 billion as of February 28, 2011. The majority of these amounts serve as collateral for the related non-recourse notes payable of $4.47 billion and $4.01 billion as of the same dates, respectively. See Notes 4 and 10 for additional information on auto loan receivables and non-recourse notes payable.

Retained Interest. Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales. When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized. The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds. As of November 30, 2011, and February 28, 2011, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

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

Amounts reported in AOCL related to derivatives will be reclassified into CAF income as interest expense is incurred on our future issuances of fixed-rate debt. During the next 12 months, we estimate that an additional $12.2 million will be reclassified as a decrease to CAF income.

During the nine months ended November 30, 2011, we entered into the following interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Nine Months Ended November 30, 2011
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate swaps	16	46 months	$1,935,000

As of November 30, 2011, we had the following outstanding derivatives that were designated as cash flow hedges:

	$000.000.0.	$000.000.0.	$000.000.0.
	As of November 30, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	10	46 months	$957,000

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

During the nine months ended November 30, 2011, we entered into the following interest rate derivatives that were not designated as accounting hedges:

	Nine Months Ended November 30, 2011
Product	Number of Instruments	Initial Term	Initial Notional Amount (in thousands)
Interest rate caps (1)	2	53 months	$—

(1)	Includes one asset derivative and one liability derivative with offsetting initial notional amounts of $20.1 million.

As of November 30, 2011, we had the following outstanding derivatives that were not designated as accounting hedges:

	$000.000.0.	$000.000.0.	$000.000.0.
	As of November 30, 2011
Product	Number of Instruments	Remaining Term	Current Notional Amount (in thousands)
Interest rate swaps	4	14 to 21 months	$87,801
Interest rate caps (1)	12	21 to 50 months	$—

(1)	Includes six asset derivatives and six liability derivatives with offsetting notional amounts of $887.9 million.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The tables below present the fair value of our derivative instruments as well as their classification on the consolidated balance sheets. Additional information on fair value measurements is included in Note 7.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

		As of November 30		As of February 28
(In thousands)	Location	2011	2010	2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$530	$—	$2,105	$—
Interest rate swaps	Accounts payable	—	603	—	—
Liability derivatives:
Interest rate swaps	Accounts payable	(469)	(274)	(1,093)	—

Total		$61	$329	$1,012	$—

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		As of November 30		As of February 28
(In thousands)	Location	2011	2010	2011	2010
Asset derivatives:
Interest rate swaps	Other current assets	$526	$1,267	$1,136	$1,279
Interest rate caps	Other current assets	304	700	778	1,999
Liability derivatives:
Interest rate swaps	Accounts payable	(699)	(3,595)	(2,742)	(7,171)
Interest rate caps	Other current assets	(303)	(700)	(779)	(1,982)

Total		$(172)	$(2,328)	$(1,607)	$(5,875)

Effect of Derivative Instruments on the Consolidated Statements of Earnings. The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings for the nine months ended November 30, 2011 and 2010.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2011	2010	2011	2010
Interest rate swaps:
Loss recognized in AOCL (1)	$1,244	$2,571	$18,362	$11,059
Loss reclassified from AOCL into CAF Income (1)	$2,258	$750	$4,353	$1,049
Loss recognized in CAF Income (2)	$—	$—	$—	$4

(1)	Represents the effective portion.

(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	Location	2011	2010	2011	2010
Gain on interest rate swaps	CAF Income	$291	$1,621	$1,387	$2,941
Net periodic settlements and accrued interest	CAF Income	(299)	(1,658)	(1,470)	(7,120)

Total		$(8)	$(37)	$(83)	$(4,179)

7.	Fair Value Measurements

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of November 30, 2011
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$400.8	$—	$400.8
Mutual fund investments	2.2	—	2.2
Derivative instruments	—	1.1	1.1

Total assets at fair value	$403.0	$1.1	$404.1

Percent of total assets at fair value	99.7%	0.3%	100.0%
Percent of total assets	5.3%	0.0%	5.3%

Liabilities:
Derivative instruments	$—	$1.2	$1.2

Total liabilities at fair value	$—	$1.2	$1.2

Percent of total liabilities	—%	—%	—%

	As of February 28, 2011
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$50.6	$—	$50.6
Derivative instruments	—	3.2	3.2

Total assets at fair value	$50.6	$3.2	$53.8

Percent of total assets at fair value	94.0%	6.0%	100.0%
Percent of total assets	0.7%	0.0%	0.8%

Liabilities:
Derivative instruments	$—	$3.8	$3.8

Total liabilities at fair value	$—	$3.8	$3.8

Percent of total liabilities	—%	0.1%	0.1%

As described in Note 5, as part of the accounting change implemented effective March 1, 2010, and the transactions completed in May 2010, the entire balance of retained interest in securitized receivables was either eliminated or reclassified. As a result, there was no retained interest as of November 30, 2011, or February 28, 2011.

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

CHANGES IN FAIR VALUE OF RETAINED INTEREST IN SECURITIZED RECEIVABLES (LEVEL 3)

Nine Months Ended
(In millions)	November 30, 2010
Balance at beginning of period	$552.4
Impact of accounting change (1)	(508.6)

Balance as of March 1	43.7
Total realized/unrealized gains (2)	0.4
Purchases, sales, issuances and settlements, net	(44.2)

Balance at end of period	$—

(1)	See Note 2 for additional information on the accounting change.

(2)	Reported in CarMax Auto Finance income in the consolidated statements of earnings.

8.	Income Taxes

We had $18.2 million of gross unrecognized tax benefits as of November 30, 2011, and $18.7 million as of February 28, 2011. There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2011, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2011	2010	2011	2010	2011	2010
Interest cost	$1,708	$1,631	$130	$128	$1,838	$1,759
Expected return on plan assets	(1,718)	(1,639)	—	—	(1,718)	(1,639)
Recognized actuarial loss	115	73	—	—	115	73

Net pension expense	$105	$65	$130	$128	$235	$193

	Nine Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2011	2010	2011	2010	2011	2010
Interest cost	$5,124	$4,906	$390	$390	$5,514	$5,296
Expected return on plan assets	(5,154)	(4,935)	—	—	(5,154)	(4,935)
Recognized actuarial loss	345	210	—	—	345	210

Net pension expense	$315	$181	$390	$390	$705	$571

We made contributions of $4.2 million to the pension plan during the nine months ended November 30, 2011. We anticipate making additional contributions of approximately $0.4 million during the remainder of fiscal 2012. The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2011.

10.	Debt

Revolving Credit Facility. During the second quarter of fiscal 2012, we entered into a new 5-year, $700 million unsecured revolving credit facility (the “credit facility”), replacing our existing $700 million inventory-secured credit facility that was scheduled to expire in December 2011. The borrowings under the credit facility are available for working capital and general corporate purposes. As of November 30, 2011, $0.8 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Capital Leases. Obligations under capital leases as of November 30, 2011, consisted of $0.8 million classified as current portion of long-term debt and $27.7 million classified as long-term debt.

Non-Recourse Notes Payable. As of March 1, 2010, and as discussed in Notes 2 and 5, we adopted ASU Nos. 2009-16 and 2009-17 and amended our warehouse facility agreement in effect as of that date. As a result, we consolidated the auto loan receivables previously securitized through that warehouse facility and term securitizations, along with the related non-recourse notes payable, and they are now accounted for as secured borrowings. The timing of principal payments on the non-recourse notes payable are based on principal collections, net of losses, on the securitized auto loan receivables. The majority of the non-recourse notes payable accrue interest at fixed rates and mature between March 2012 and April 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables. As of November 30, 2011, $4.47 billion of non-recourse notes payable were outstanding. The outstanding balance included $147.2 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

During the second quarter of fiscal 2012, we renewed our $800 million warehouse facility that was scheduled to expire in August 2011 for an additional 364-day term. The agreement temporarily increased the borrowing capacity under that facility by $400 million, which subsequently expired in September 2011 concurrent with the completion of the 2011-2 term securitization. As of November 30, 2011, the combined warehouse facility limit was $1.6 billion. At that date, $876.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $724.0 million. Of the combined warehouse facility limit, $800 million will expire in February 2012 and $800 million will expire in August 2012.

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

Stock-Settled Restricted Stock Units. Also referred to as market stock units, or MSUs, these are awards to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is calculated by dividing the average closing price of our stock during the final forty trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded. MSUs are subject to forfeiture and do not have voting rights.

Cash-Settled Restricted Stock Units. Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date. RSUs are liability awards that are subject to forfeiture and do not have voting rights.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2011	2010	2011	2010
Cost of sales	$604	$789	$1,293	$1,393
CarMax Auto Finance income	526	488	1,388	1,150
Selling, general and administrative expenses	9,929	10,581	35,170	31,819

Share-based compensation expense, before income taxes	$11,059	$11,858	$37,851	$34,362

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2011	2010	2011	2010
Nonqualified stock options	$4,571	$3,490	$17,456	$13,650
Restricted stock	—	1,372	163	4,463
Stock-settled restricted stock units	2,291	1,207	8,129	4,626
Cash-settled restricted stock units	3,982	5,574	10,849	10,386
Stock grants to non-employee directors	—	—	550	475
Employee stock purchase plan	215	215	704	762

Share-based compensation expense, before income taxes	$11,059	$11,858	$37,851	$34,362

We recognize compensation expense for stock options, restricted stock and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period. The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense. There were no capitalized share-based compensation costs as of or for the nine months ended November 30, 2011 or 2010.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2011	12,444	$17.31
Options granted	1,934	$32.70
Options exercised	(874)	$16.84
Options forfeited or expired	(98)	$22.52

Outstanding as of November 30, 2011	13,406	$19.52	3.8	$131,365

Exercisable as of November 30, 2011	8,508	$17.07	2.9	$99,918

For the nine months ended November 30, 2011 and 2010, we granted nonqualified options to purchase 1,933,690 and 1,879,111 shares of common stock, respectively. The total cash received as a result of stock option exercises for the nine months ended November 30, 2011 and 2010, was $14.7 million and $39.1 million, respectively. We settle stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised for the nine months ended November 30, 2011 and 2010, was $13.9 million and $34.7 million, respectively. We realized related tax benefits of $5.5 million and $14.0 million during the nine months ended November 30, 2011 and 2010, respectively.

OUTSTANDING STOCK OPTIONS

	As of November 30, 2011
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.14 to $10.75	574	1.3	$7.39	574	$7.39
$11.43	2,359	4.4	$11.43	1,082	$11.43
$13.19 to $14.13	1,729	3.0	$13.42	1,729	$13.42
$14.49 to $19.36	1,932	2.0	$15.91	1,880	$15.89
$19.82	1,717	3.4	$19.82	1,253	$19.82
$19.98 to $24.99	1,354	2.5	$24.78	1,319	$24.91
$25.39	1,750	5.4	$25.39	488	$25.39
$25.67 to $33.11	1,991	6.2	$32.43	183	$29.83

Total	13,406	3.8	$19.52	8,508	$17.07

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

The weighted average fair values at the date of grant for options granted during the nine months ended November 30, 2011 and 2010, were $13.84 and $10.80 per share, respectively. The unrecognized compensation costs related to nonvested options totaled $27.3 million as of November 30, 2011. These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Nine Months Ended November 30
	2011	2010
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	34.8% - 51.0%	34.6%-50.2%
Weighted average expected volatility	49.3%	48.2%
Risk-free interest rate (2)	0.01% - 3.5%	0.2% 4.0%
Expected term (in years) (3)	4.6	4.7

(1)

Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	863	$19.81
Restricted stock vested	(856)	$19.81
Restricted stock cancelled	(7)	$19.82

Outstanding as of November 30, 2011	—	$—

We realized related tax benefits of $10.9 million and $7.7 million from the vesting of restricted stock in the nine months ended November 30, 2011 and 2010, respectively.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	666	$24.66
Stock units granted	293	$45.58
Stock units vested and converted	(2)	$24.19
Stock units cancelled	(13)	$30.24

Outstanding as of November 30, 2011	944	$31.07

For the nine months ended November 30, 2011 and 2010, we granted MSUs of 292,946 units and 277,066 units, respectively. The fixed fair values per share at the date of grant for MSUs granted during the nine months ended November 30, 2011 and 2010, were $45.58 and $36.24, respectively. The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares. The unrecognized compensation costs related to nonvested MSUs totaled $14.4 million as of November 30, 2011. These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	1,501	$17.49
Stock units granted	575	$32.69
Stock units vested and converted	(14)	$20.74
Stock units cancelled	(110)	$20.83

Outstanding as of November 30, 2011	1,952	$21.76

For the nine months ended November 30, 2011 and 2010, we granted RSUs of 575,380 units and 688,880 units, respectively. The initial fair market values per share for the liability-classified RSUs granted during the nine months ended November 30, 2011 and 2010, were $32.69 and $25.39, respectively. The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of November 30, 2011
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,871	$18,323
Fiscal 2014	10,528	28,074
Fiscal 2015	11,422	30,460

Total expected cash settlements	$28,821	$76,857

(1)	Net of estimated forfeitures.

12.	Net Earnings per Share

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands except per share data)	2011	2010	2011	2010
Net earnings	$82,794	$82,364	$320,977	$291,368
Less net earnings allocable to restricted stock	—	330	160	1,282

Net earnings available for basic common shares	82,794	82,034	320,817	290,086
Adjustment for dilutive potential common shares	—	9	—	—

Net earnings available for diluted common shares	$82,794	$82,043	$320,817	$290,086

Weighted average common shares outstanding	226,446	223,953	226,104	223,007
Dilutive potential common shares:
Stock options	3,337	3,867	3,622	3,346
Stock-settled restricted stock units	849	651	803	571

Weighted average common shares and dilutive potential common shares	230,632	228,471	230,529	226,924

Basic net earnings per share	$0.37	$0.37	$1.42	$1.30
Diluted net earnings per share	$0.36	$0.36	$1.39	$1.28

For the quarters ended November 30, 2011 and 2010, weighted-average options to purchase 3,263,335 shares and 1,558,839 shares, respectively, of common stock were outstanding and not included in the calculations of diluted net earnings per share because their inclusion would be antidilutive. For the nine months ended November 30, 2011 and 2010, weighted-average options to purchase 3,026,729 shares and 3,234,902 shares, respectively, were outstanding and not included in the calculations.

13.	Comprehensive Income

COMPONENTS OF TOTAL COMPREHENSIVE INCOME

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands, net of income taxes)	2011	2010	2011	2010
Net earnings	$82,794	$82,364	$320,977	$291,368
Other comprehensive income (loss):
Retirement plans:
Amortization recognized in net pension expense	72	48	230	120
Cash flow hedges:
Effective portion of changes in fair value	(9,209)	(4,579)	(18,914)	(10,917)
Reclassifications to net earnings	3,296	812	4,484	1,035

Total comprehensive income	$76,953	$78,645	$306,777	$281,606

ACCUMULATED OTHER COMPREHENSIVE LOSS

(In thousands, net of income taxes)	Unrecognized Actuarial Losses	Unrecognized Hedge Losses	Total Accumulated Other Comprehensive Loss
Balance as of March 1, 2011	$(17,528)	$(7,529)	$(25,057)
Amortization recognized in net pension expense	230		230
Effective portion of changes in fair value		(18,914)	(18,914)
Reclassifications to net earnings		4,484	4,484

Balance as of November 30, 2011	$(17,298)	$(21,959)	$(39,257)

Changes in the funded status of our retirement plans and changes associated with our derivatives designated as accounting hedges are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred taxes of $10.1 million as of November 30, 2011, and $10.7 million as of February 28, 2011.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011. Plaintiffs may file an appeal. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. We pioneered the used car superstore concept, opening our first store in 1993. Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems. As of November 30, 2011, we operated 107 used car superstores in 52 markets, comprising 40 mid-sized markets, 11 large markets and 1 small market. We also operated four new car franchises. During fiscal 2011, we sold 396,181 used cars, representing 98% of the total 404,412 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold through on-site wholesale auctions. Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2011, we conducted auctions at 52 used car superstores. During fiscal 2011, we sold 263,061 wholesale vehicles. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax. CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment. CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs. In addition, customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges. We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness. After the effect of estimated 3-day payoffs and vehicle returns, CAF financed approximately 38% of our retail vehicle unit sales in the third quarter of fiscal 2012. As of November 30, 2011, CAF serviced approximately 405,000 customer accounts in its $4.82 billion portfolio of managed receivables.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors. We have no contractual liability to the customer under these third-party plans. ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base. We target a dollar range of gross profit per used unit sold. The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price. Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our inventory management reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment. We resumed store growth in fiscal 2011, opening three superstores. We plan to open a total of 5 superstores in fiscal 2012, 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following three fiscal years. We are in the process of the national rollout of our retail concept, and as of November 30, 2011, we had used car superstores located in markets that comprised approximately 49% of the U.S. population.

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

Fiscal 2012 Third Quarter Highlights

•

Net sales and operating revenues increased 7% to $2.26 billion from $2.12 billion in the third quarter of fiscal 2011, while net earnings were $82.8 million, or $0.36 per share, compared with $82.4 million, or $0.36 per share, in the prior year period.

•

Total used vehicle revenues increased 5% to $1.77 billion from $1.69 billion in the third quarter of fiscal 2011. The average used vehicle retail selling price rose 6%, primarily reflecting increases in our acquisition costs, which were affected by the year-over-year increase in used vehicle wholesale values. Comparable store used unit sales declined 3%, reflecting, we believe, both a difficult sales comparison and the continuation of weak economic conditions and low consumer confidence for much of the current year quarter.

•

Total wholesale vehicle revenues increased 22% to $390.3 million from $320.1 million in the third quarter of fiscal 2011. Wholesale vehicle unit sales increased 13%, reflecting a significant increase in appraisal traffic. The average wholesale vehicle selling price rose 8%, due to the year-over-year increase in industry wholesale prices.

•

Total gross profit increased 2% to $303.2 million from $297.9 million in the third quarter of fiscal 2011. The increase was largely driven by improvements in our wholesale and used vehicle gross profits, partially offset by a decrease in other gross profit.

•

CAF income increased 12% to $62.6 million compared with $55.7 million in the third quarter of fiscal 2011. Interest and fee income increased $7.5 million due to the growth in average managed receivables, while interest expense declined $7.4 million as a larger portion of our portfolio of managed receivables was funded with lower cost securitizations. The provision for loan losses increased to $15.1 million from $8.6 million in the prior year quarter, primarily due to the cumulative effect of the origination and retention of loans with greater credit risk.

•

Selling, general and administrative (“SG&A”) expenses increased 6% to $232.3 million from $219.7 million in the third quarter of fiscal 2011. During the current quarter, we continued to ramp store openings and fund activities to support the long-term growth and competitiveness of the company.

•

For the first nine months of the fiscal year, net cash used in operating activities totaled $2.4 million in fiscal 2012 compared with $22.5 million in fiscal 2011. These amounts included increases in auto loan receivables of $512.1 million in the current year and $249.4 million in the prior year. The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2011. These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In millions)	2011	%	2010	%	2011	%	2010	%
Used vehicle sales	$1,766.7	78.2	$1,688.5	79.7	$5,853.2	77.8	$5,410.1	80.5
New vehicle sales	46.0	2.0	47.7	2.2	154.7	2.1	149.6	2.2
Wholesale vehicle sales	390.3	17.3	320.1	15.1	1,325.9	17.6	966.5	14.4
Other sales and revenues:
Extended service plan revenues	39.8	1.8	39.7	1.9	131.0	1.7	126.6	1.9
Service department sales	23.5	1.0	23.9	1.1	74.6	1.0	77.3	1.2
Third-party finance fees, net	(5.6)	(0.2)	(0.7)	—	(11.8)	(0.2)	(7.2)	(0.1)

Total other sales and revenues	57.6	2.5	62.9	3.0	193.9	2.6	196.7	2.9

Total net sales and operating revenues	$2,260.5	100.0	$2,119.1	100.0	$7,527.8	100.0	$6,722.9	100.0

UNIT SALES

	$000.000.00	$000.000.00	$000.000.00	$000.000.00
	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Used vehicles	90,975	91,854	302,311	296,212
New vehicles	1,719	1,976	5,952	6,278
Wholesale vehicles	72,805	64,333	242,752	197,832

AVERAGE SELLING PRICES

	$000.000.0	$000.000.0	$000.000.0	$000.000.0
	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Used vehicles	$19,221	$18,177	$19,170	$18,072
New vehicles	$26,611	$23,994	$25,863	$23,702
Wholesale vehicles	$5,215	$4,844	$5,316	$4,754

RETAIL VEHICLE SALES CHANGES

	$000.00	$000.00	$000.00	$000.00
	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Vehicle units:
Used vehicles	(1)%	18%	2%	10%
New vehicles	(13)%	24%	(5)%	(1)%
Total	(1)%	18%	2%	10%
Vehicle dollars:
Used vehicles	5%	20%	8%	16%
New vehicles	(4)%	25%	3%	(0)%
Total	4%	20%	8%	16%

Comparable store used unit sales growth is one of the key drivers of our profitability. A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	$000.00	$000.00	$000.00	$000.00
	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Vehicle units:
Used vehicles	(3)%	16%	0%	9%
New vehicles	(3)%	24%	2%	(1)%
Total	(3)%	16%	0%	9%
Vehicle dollars:
Used vehicles	3%	18%	7%	15%
New vehicles	8%	25%	11%	0%
Total	3%	19%	7%	15%

CHANGE IN USED CAR SUPERSTORE BASE

	$000.0000	$000.0000	$000.0000	$000.0000
	Three Months Ended November 30		Nine Months Ended November 30
	2011	2010	2011	2010
Used car superstores, beginning of period	106	103	103	100
Superstore openings	1	—	4	3

Used car superstores, end of period	107	103	107	103

Used Vehicle Sales. The 5% increase in used vehicle revenues in the third quarter of fiscal 2012 resulted from the combination of a 6% increase in average retail selling price and a 1% decrease in used unit sales. The growth in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale industry values. Used vehicle valuations have remained strong as the overall supply of used vehicles being remarketed has been somewhat constrained following three years of new car industry sales at rates significantly below pre-recession levels. The average retail selling price has begun to moderate from earlier this year, however, due to shifts in mix as well as recent seasonal declines in industry wholesale pricing. During the current year quarter, 5- to 10-year old vehicles, which generally have lower selling prices, represented an increased portion of our sales mix. Our sales mix by make, model and vehicle age will vary from quarter to quarter, reflecting changing consumer preferences.

The 1% decrease in used unit sales included a 3% decrease in comparable store used unit sales, partially offset by sales from superstores not yet included in the comparable store base. We believe the decline in comparable store used unit sales reflected both a difficult sales comparison with the prior year, when comparable store used unit sales increased 16%, and the continuation of weak economic conditions and low consumer confidence for much of the quarter. While customer traffic at comparable stores was higher than in the prior year quarter, a larger portion of the current year traffic represented customers who only obtained vehicle appraisals, which contributed to a decline in sales conversion.

The 8% increase in used vehicle revenues in the first nine months of fiscal 2012 resulted from a 6% increase in average retail selling price and a 2% increase in unit sales. Similar to the third quarter, the increase in average retail selling price primarily reflected the effect higher used vehicle wholesale valuations had on our acquisition costs. The 2% increase in unit sales was virtually all attributable to sales at stores not in the comparable store base. For the first nine months of fiscal 2012, customer traffic at comparable stores remained above the prior year level; however, a larger portion of customers only obtained vehicle appraisals, which had an adverse effect on sales conversion.

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

The 4% decrease in new vehicle revenues in the third quarter of fiscal 2012 resulted from the combination of a 13% decrease in new unit sales offset by an 11% increase in average retail selling price. New unit sales were negatively impacted by the Chrysler franchise termination and the effect of temporary new vehicle supply shortages following the March 2011 Japanese earthquake and tsunami.

The 3% increase in new vehicle revenues in the first nine months of fiscal 2012 resulted from the combination of a 9% increase in average retail selling price and a 5% decrease in new unit sales. Similar to the third quarter, the Chrysler franchise termination and new vehicle supply shortages at our Japanese brand franchises contributed to the decline in unit sales.

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

The 22% increase in wholesale vehicle revenues in the third quarter of fiscal 2012 resulted from a 13% increase in wholesale unit sales and an 8% increase in average wholesale selling price. The increase in unit sales primarily reflected a significant increase in appraisal traffic. While the appraisal buy rate remained high relative to historical averages, it declined modestly from the prior year quarter, due largely, we believe, to the recent moderation in industry wholesale prices.

The 37% increase in wholesale vehicle revenues in the first nine months of fiscal 2012 resulted from a 23% increase in wholesale unit sales and a 12% increase in average wholesale selling price. Similar to the third quarter, wholesale unit sales in the first nine months of the year benefited from significant increases in our appraisal traffic, as well as a continued strong appraisal buy rate.

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

Other sales and revenues declined 8% in the third quarter of fiscal 2012 compared with the prior year period, primarily due to a reduction in net third-party finance fees. This reduction reflected the decision by CAF earlier this fiscal year to retain an increased portion of the loans that third-party providers had been temporarily purchasing following CAF’s tightening of lending standards beginning in fiscal 2010. We expect that this decision will be accretive to CAF income over time. In addition, the reduction reflects an increase in the percentage of sales financed by our subprime finance providers, who purchase these financings from us at a discount. Subprime finance providers financed approximately 9% of retail unit sales in the current year period versus 8% in the prior year.

Other sales and revenues declined 1% in the first nine months of fiscal 2012 compared with the prior year period. ESP and GAP revenues increased 4% during this period, as a result of the increase in used unit sales and an improvement in ESP penetration, which we believe resulted from plan design enhancements rolled out in mid-fiscal 2011. This improvement was largely offset by a reduction in net third-party finance fees in the first nine months of fiscal 2012, which resulted from the decision by CAF to retain an increased portion of loans that third-party providers had been temporarily purchasing.

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

GROSS PROFIT

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2011	2010	2011	2010
Used vehicle gross profit	$197.5	$193.2	$662.7	$644.5
New vehicle gross profit	2.0	1.6	5.1	4.3
Wholesale vehicle gross profit	66.5	56.5	231.6	176.5
Other gross profit	37.2	46.7	141.2	155.3

Total	$303.2	$297.9	$1,040.6	$980.6

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2011		2010		2011		2010
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,171	11.2	$2,103	11.4	$2,192	11.3	$2,176	11.9
New vehicle gross profit	$1,164	4.4	$807	3.3	$865	3.3	$684	2.9
Wholesale vehicle gross profit	$914	17.0	$878	17.6	$954	17.5	$892	18.3
Other gross profit	$401	64.6	$497	74.2	$458	72.8	$514	79.0
Total gross profit	$3,271	13.4	$3,175	14.1	$3,376	13.8	$3,242	14.6

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. Used vehicle gross profit increased 2% to $197.5 million from $193.2 million in the third quarter of fiscal 2011. The increase resulted from a 3% increase in gross profit per unit, to $2,171 per unit from $2,103 per unit in the prior year quarter, partly offset by the 1% decline in total used unit sales. We have been able to manage to a relatively consistent gross profit per unit over the last three years.

Used vehicle gross profit increased 3% to $662.7 million from $644.5 million in the first nine months of fiscal 2011. The increase reflected the 2% increase in used unit volumes in the first nine months of fiscal 2012, as well as a modest improvement in gross profit per unit, to $2,192 per unit compared with $2,176 per unit in the first nine months of fiscal 2011.

New Vehicle Gross Profit. New vehicle gross profit increased to $2.0 million in the third quarter of fiscal 2012 and $5.1 million in the first nine months of fiscal 2012, from $1.6 million and $4.3 million, respectively, in the corresponding prior year periods. The improvement in gross profit in both periods was primarily the result of an increase in gross profit per unit, which benefited from a reduction in discounting by new car manufacturers and dealers following the Japanese earthquake.

Wholesale Vehicle Gross Profit. Wholesale vehicle gross profit increased 18% to $66.5 million from $56.5 million in the third quarter of fiscal 2011, reflecting the combination of the 13% increase in wholesale unit sales and a 4% improvement in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit increased to $914 per unit compared with $878 per unit in the prior year period. The year-over-year increase in industry pricing and strong dealer demand contributed to the improved wholesale gross profits.

Wholesale vehicle gross profit increased 31% to $231.6 million from $176.5 million in the first nine months of fiscal 2011. The improvement reflected the 23% increase in wholesale unit sales and a 7% rise in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit increased to $954 per unit compared with $892 per unit in the prior year period. The factors that contributed to the improvement in wholesale gross profit in the third quarter of fiscal 2012 also contributed to the improvement in the first nine months of the fiscal year.

Other Gross Profit. Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales. We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the discount associated with the loans purchased by subprime providers.

Other gross profit fell 20% to $37.2 million from $46.7 million in the third quarter of fiscal 2011. Other gross profit per unit declined to $401 per unit compared with $497 per unit in the prior year quarter. Service department gross profit declined $4.6 million compared with the third quarter of fiscal 2011, primarily due to the deleverage associated with increased service overhead costs and lower overall unit and service retail sales. The decrease in net third-party finance fees also contributed to the decline in other gross profit.

Other gross profit fell 9% to $141.2 million from $155.3 million in the first nine months of fiscal 2011. Other gross profit per unit declined to $458 per unit compared with $514 per unit in the first nine months of fiscal 2011. The decrease in other gross profit for the nine-month period primarily resulted from a $14.1 million decline in service department gross profit, most of which occurred during the second and third quarters, when used vehicle unit sales declined. A $4.6 million decline in net third-party finance fees for the nine-month period was offset by a $4.5 million improvement in ESP and GAP gross profits resulting from the increase in the related revenues during the same period.

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

COMPONENTS OF CAF INCOME

	Three Months Ended Nov 30				Nine Months Ended Nov 30
(In millions)	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$114.3	9.6	$106.8	10.0	$334.0	9.7	$314.1	10.0
Interest expense	(25.6)	(2.2)	(33.0)	(3.1)	(80.3)	(2.3)	(103.4)	(3.3)

Total interest margin	88.7	7.4	73.8	6.9	253.7	7.4	210.7	6.7
Provision for loan losses	(15.1)	(1.3)	(8.6)	(0.8)	(24.9)	(0.7)	(18.5)	(0.6)

Total interest margin after provision for loan losses	73.6	6.2	65.2	6.1	228.8	6.7	192.2	6.1

Other income:
Servicing fee income	—	—	—	—	—	—	0.9	—
Interest income on retained interest in securitized receivables	—	—	—	—	—	—	1.6	0.1
Other gain	0.3	—	1.8	0.2	1.4	—	4.3	0.1

Total other income	0.3	—	1.8	0.2	1.4	—	6.8	0.2

Direct expenses:
Payroll and fringe benefit expense	(5.1)	(0.4)	(5.1)	(0.5)	(15.5)	(0.5)	(15.4)	(0.5)
Other direct expenses	(6.2)	(0.5)	(6.2)	(0.6)	(18.6)	(0.5)	(17.8)	(0.6)

Total direct expenses	(11.3)	(0.9)	(11.3)	(1.1)	(34.1)	(1.0)	(33.2)	(1.1)

CarMax Auto Finance income	$62.6	5.3	$55.7	5.2	$196.1	5.7	$165.8	5.3

Total average managed receivables, principal only	$4,770.9		$4,285.3		$4,585.1		$4,204.6

(1)	Annualized percent of total average managed receivables, principal only.

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

CAF’s average managed receivables increased 11%, to $4.77 billion from $4.29 billion in the third quarter of fiscal 2011. Net loans originated increased 34% to $664.0 million from $495.2 million in the third quarter of fiscal 2011, reflecting our decision to retain an increased portion of the loans that third-party providers had been temporarily purchasing. Our decision to retain more of the loans that third-party providers had been purchasing in recent quarters primarily reflected our confidence in our ability to economically fund these loans. We expect that this decision will be accretive to CAF income over time.

CAF income increased 12% to $62.6 million compared with $55.7 million in the third quarter of fiscal 2011. Interest and fee income increased by $7.5 million compared with the prior year quarter, as the effect of the increase in average managed receivables more than offset the decline in interest and fee income as a percentage of average managed receivables. At the same time, interest expense declined $7.4 million compared with the prior year quarter, as a larger portion of our portfolio of managed receivables was funded with lower cost securitizations.

The provision for loan losses increased to $15.1 million from $8.6 million in the third quarter of fiscal 2011. The increase primarily reflected the cumulative effect of the origination and retention of loans with greater credit risk.

CAF income increased 18% to $196.1 million from $165.8 million in the first nine months of fiscal 2011. Similar to the third quarter, the growth was due to both an increase in interest and fee income and a decline in interest expense. Interest and fee income increased due to an increase in average managed receivables. Interest expense declined as a larger portion of our portfolio of managed receivables was funded with lower cost securitizations.

The provision for loan losses increased to $24.9 million compared with $18.5 million in the first nine months of fiscal 2011. Similar to the third quarter, the increase in the provision in the current year period primarily reflected the origination and retention of loans with greater credit risk. Net charge-offs in the first quarter of both years were significantly below both our forecast and previous trends. The lower-than-expected losses and the resulting adjustments to the allowance for loan losses favorably affected net earnings per share by $0.03 in the first quarter and the first nine months of both fiscal 2012 and 2011. In the current year, the favorable loss experience in the first quarter was primarily due to fewer than expected charge-offs. We believe this experience was consistent with broader industry trends, and was reflective of an improvement in customers’ ability or willingness to pay.

Servicing fee income and interest income on retained interest in securitized receivables were related to receivables securitized through the warehouse facility prior to March 1, 2010. Other gain in both periods primarily reflected favorable derivative valuations.

CAF ORIGINATION INFORMATION

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2011	2010	2011	2010
Net loans originated (in millions)	$664.0	$495.2	$2,125.2	$1,620.3
Vehicle units financed	35,346	27,429	113,199	90,620
Penetration rate (2)	38.1%	29.2%	36.7%	30.0%
Weighted average contract rate	8.7%	8.6%	8.8%	8.8%
Weighted average term (in months)	65.2	64.6	65.4	64.5

(1)	All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)	Vehicle units financed as a percentage of total retail units sold.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended Nov 30				Nine Months Ended Nov 30
(In millions)	2011	% (2)	2010	% (2)	2011	% (2)	2010	% (2)
Balance as of beginning of period	$36.2		$46.6		$38.9		$—
Impact of accounting change (1)	—		—		—		58.6

Balance after accounting change	36.2	0.8	46.6	1.1	38.9	0.9	58.6	1.4
Net charge-offs	(9.9)		(13.0)		(22.4)		(34.9)
Provision for loan losses	15.1		8.6		24.9		18.5

Balance as of end of period	$41.4	0.9	$42.2	1.0	$41.4	0.9	$42.2	1.0

(1)	See Note 2 for additional information on the accounting change.

(2)	Percent of total ending managed receivables as of the corresponding reporting date.

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

The increase in the allowance to $41.4 million, or 0.9% of ending managed receivables, as of November 30, 2011, from $38.9 million, or 0.9%, as of February 28, 2011, reflected an increase in average managed receivables and the origination and retention of loans with greater credit risk, partially offset by the net effects of favorable trends in net charge-offs and a high recovery rate relative to historical norms.

PAST DUE ACCOUNT INFORMATION

	As of November 30		As of February 28
(In millions)	2011	2010	2011	2010
Accounts 31+ days past due	$142.3	$148.5	$121.3	$133.2
Ending managed receivables	$4,823.8	$4,288.1	$4,334.6	$4,112.7
Past due accounts as a percentage of ending managed receivables	2.95%	3.46%	2.80%	3.24%

CREDIT LOSS INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2011	2010	2011	2010
Net credit losses on managed receivables	$9.9	$13.0	$22.4	$34.9
Total average managed receivables, principal only	$4,770.9	$4,285.3	$4,585.1	$4,204.6
Annualized net credit losses as a percentage of total average managed receivables, principal only	0.83%	1.21%	0.65%	1.11%
Average recovery rate	59.0%	53.9%	59.9%	54.5%

In the third quarter and the first nine months of fiscal 2012, we experienced improvements in both past due accounts as a percentage of ending managed receivables and annualized net credit losses as a percentage of average managed receivables. We believe the improvements were the result of several factors including CAF’s tightening of lending standards beginning in fiscal 2010, the current strong recovery rates and general industry trends for losses and delinquencies. The decision to originate and retain loans with greater credit risk has not yet had a significant impact on either losses or delinquencies. As these loans season and eventually become a larger percentage of managed receivables we expect both past due accounts as a percentage of ending managed receivables and losses as a percentage of average managed receivables could increase.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction. Historically, the annual recovery rate has ranged from 42% to 55%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses. SG&A expenses increased 6% to $232.3 million from $219.7 million in the third quarter of fiscal 2011. During the current quarter, we continued to ramp store openings and fund activities to support the long-term growth and competitiveness of the company. The SG&A ratio was 10.3% compared with 10.4% in the prior year quarter, primarily due to the effect of higher average selling prices.

SG&A expenses increased 7% to $716.9 million from $671.6 million in the first nine months of fiscal 2011. The increase in SG&A included increased sales commissions and other variable costs associated with the growth in unit sales, as well as higher spending on advertising and growth-related costs. Similar to the third quarter, the improvement in the SG&A ratio, which declined to 9.5% from 10.0% in the first nine months of fiscal 2011, primarily reflected the effect of higher average selling prices.

Income Taxes. In the third quarter, the effective income tax rate was 37.6% in fiscal 2012 compared with 38.2% in fiscal 2011. Income tax expense in the third quarter of fiscal 2012 was reduced by the favorable resolution of prior year state tax items. For the first nine months of the fiscal year, the effective tax rate was 38.0% in fiscal 2012 versus 38.4% in fiscal 2011.

OPERATIONS OUTLOOK

Planned Superstore Openings. We opened four used car superstores during the first nine months of fiscal 2012. We entered three new markets, with store openings in Baton Rouge, Louisiana; Lexington, Kentucky; and North Attleborough, Massachusetts, and we expanded our presence in the San Diego market with a store in Escondido, California. We currently plan to open a total of 5 stores in fiscal 2012, 10 stores in fiscal 2013 and between 10 and 15 stores in each of the following three fiscal years.

Stores planned to be opened within 12 months following November 30, 2011, include:

Location	Television Market	Market Status	Planned Opening Date
Chattanooga, Tennessee	Chattanooga	New	Q4 fiscal 2012
Lancaster, Pennsylvania	Harrisburg	New	Q1 fiscal 2013
Bakersfield, California	Bakersfield	New	Q1 fiscal 2013
Nashville, Tennessee	Nashville	Existing	Q2 fiscal 2013
Fort Myers, Florida	Fort Myers	New	Q2 fiscal 2013
Oxnard, California	Los Angeles	Existing	Q2 fiscal 2013
Naples, Florida	Fort Myers	New	Q2 fiscal 2013
Des Moines, Iowa	Des Moines	New	Q3 fiscal 2013
Denver, Colorado (2 stores)	Denver	New	Q3 fiscal 2013

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

Capital Expenditures. We currently estimate gross capital expenditures will total approximately $200 million in fiscal 2012. Compared with the $76.6 million of capital spending in fiscal 2011, the increase in planned fiscal 2012 expenditures primarily reflects real estate acquisitions and construction costs associated with store growth.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. For the first nine months of the fiscal year, net cash used in operating activities totaled $2.4 million in fiscal 2012 compared with $22.5 million in fiscal 2011. These amounts included increases in auto loan receivables of $512.1 million in the current year and $249.4 million in the prior year. The increases in auto loan receivables primarily reflected the amounts by which CAF net loan originations exceeded loan repayments during the period. CAF auto loan receivables are primarily funded through securitization transactions. As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of November 30, 2011, total inventory was $1.01 billion, representing a decrease of $36.3 million, or 3%, compared with the balance at the start of the fiscal year. The reduction in inventory in the first nine months of fiscal 2012 reflected 2% fewer used vehicle units in inventory at comparable stores, partially offset by the effects of the opening of four new stores and the rise in vehicle acquisition costs. As of November 30, 2010, total inventory was $1.00 billion, representing an increase of $159.8 million, or 19%, compared with the balance at the start of that fiscal year. The increase in inventory in the first nine months of fiscal 2011 included the effects of 19% more used vehicle units in inventory and a rise in vehicle acquisition costs. The increase in inventory units supported the sales growth during the first nine months of fiscal 2011 and the three stores opened during that period.

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

Investing Activities. For the first nine months of the year, net cash used in investing activities totaled $118.5 million in fiscal 2012 compared with $37.6 million in fiscal 2011. Capital expenditures increased to $106.0 million in the first nine months of fiscal 2012 from $38.5 million in the prior year period. Capital expenditures in fiscal 2012 primarily related to real estate and construction activity related to planned geographic expansion. In fiscal 2011, capital expenditures were fairly modest due to our temporary suspension of store growth between December 2008 and the start of fiscal 2011. We incurred no material capital expenditures in the first nine months of fiscal 2011 related to the three stores opened during that period, as these stores were originally built in fiscal 2009, but we chose not to open them until economic conditions improved.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions. As of November 30, 2011, we owned 49 of our 107 used car superstores currently in operation and our home office in Richmond, Virginia. In addition, six superstores were accounted for as capital leases.

Restricted cash from collections on auto loan receivables increased $13.3 million in the first nine months of fiscal 2012 compared with a $3.2 million increase in fiscal 2011. These collections may vary from month to month depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables and the change in average managed receivables.

Financing Activities. For the first nine months of the year, net cash provided by financing activities totaled $463.3 million in fiscal 2012, compared with $116.2 million in fiscal 2011. The net cash provided by financing activities included net increases in total non-recourse notes payable of $451.6 million in fiscal 2012 and $199.3 million in fiscal 2011, which were used to provide the financing for the majority of the increases of $512.1 million and $249.4 million, respectively, in auto loan receivables. Net cash provided by financing activities for the first nine months of fiscal 2011 also included a $122.4 million net reduction in outstanding borrowings under the revolving credit facility and capital leases.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30		As of February 28
(In millions)	2011	2010	2011	2010
Non-recourse notes payable	$4,465.2	$4,025.7	$4,013.7	$—
Borrowings under revolving credit facility	0.8	0.7	1.0	122.5
Obligations under capital leases	28.6	29.3	29.1	28.1

Total debt	$4,494.5	$4,055.7	$4,043.8	$150.6

Cash and cash equivalents	$383.4	$74.4	$41.1	$18.3

During the second quarter of fiscal 2012, we entered into a new 5-year, $700 million unsecured revolving credit facility (the “credit facility”), replacing our existing $700 million inventory-secured credit facility that was scheduled to expire in December 2011. The credit facility contains representations and warranties, conditions and covenants. As of November 30, 2011, we were in compliance with the covenants. Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.

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

During the second quarter of fiscal 2012, we renewed our $800 million warehouse facility that was scheduled to expire in August 2011 for an additional 364-day term. The agreement temporarily increased the borrowing capacity under that facility by $400 million, which subsequently expired in September 2011 concurrent with the completion of the 2011-2 term securitization. As of November 30, 2011, the combined warehouse facility limit was $1.6 billion. At that date, $876.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $724.0 million. Of the combined warehouse facility limit, $800 million will expire in February 2012 and $800 million will expire in August 2012. The securitization agreements related to the warehouse facilities include various financial covenants. As of November 30, 2011, we were in compliance with the financial covenants. Notes 5 and 10 include additional information on the warehouse facilities.

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

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011. Plaintiffs may file an appeal. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

Item 6.	Exhibits

10.1	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.2	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.3	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Employment Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Thomas J. Folliard, filed herewith. *

10.5	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Michael K. Dolan, filed herewith. *

10.6	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Thomas W. Reedy, filed herewith. *

10.7	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Joseph S. Kunkel, filed herewith. *

10.8	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and William C. Wood, Jr., filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

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

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard President and Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy Senior Vice President and Chief Financial Officer

January 9, 2012

EXHIBIT INDEX

10.1	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.2	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.3	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed on December 23, 2011 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Employment Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Thomas J. Folliard, filed herewith. *

10.5	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Michael K. Dolan, filed herewith. *

10.6	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Thomas W. Reedy, filed herewith. *

10.7	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and Joseph S. Kunkel, filed herewith. *

10.8	CarMax, Inc. Severance Agreement for Executive Officer, dated as of December 1, 2011, between CarMax, Inc. and William C. Wood, Jr., filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

(1)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under those sections.