Form 10-K
period 2012-02-29
CARMAX INC
filed 2012-04-25
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2011, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $6.36 billion.

On March 31, 2012, there were 227,160,637 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2012 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 29, 2012

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

CarMax Business. We are the nation’s largest retailer of used cars, based on the 408,080 used vehicles we retailed during the fiscal year ended February 29, 2012. As of the end of fiscal 2012, we operated 108 used car superstores in 53 metropolitan markets. In addition, we are one of the nation’s largest wholesale vehicle auction operators, based on the 316,649 wholesale vehicles we sold through our on-site auctions in fiscal 2012.

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

All of the used vehicles we retail are thoroughly reconditioned to meet our high standards, and each vehicle must pass a comprehensive inspection before being offered for sale. In fiscal 2012, 90% of the used vehicles we retailed were 0 to 6 years old.

We also wholesale used vehicles. Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions. Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for independent used car dealers. As of February 29, 2012, we conducted weekly or bi-weekly auctions at 52 of our 108 used car superstores.

In addition, we sell new vehicles at four locations under franchise agreements with three new car manufacturers. In fiscal 2012, new vehicles comprised only 2% of our total retail vehicle unit sales.

Our finance program provides customers financing alternatives through CarMax Auto Finance (“CAF”), our own finance operation, and third-party financing providers. This program provides access to credit for customers throughout the credit spectrum. We believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to originate and procure high quality auto loans. CAF focuses solely on originating loans through CarMax stores, customizing its offers to meet the customer’s risk profile and ensuring credit availability to support CarMax retail vehicle unit sales.

We provide customers with a full range of other related products and services, including the appraisal and purchase of vehicles directly from consumers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.

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

Industry and Competition. The U.S. used car marketplace is highly fragmented and competitive. According to industry sources, as of December 31, 2011, there were approximately 17,900 franchised automotive dealerships, which sell both new and used vehicles. In addition, used vehicles were sold by approximately 37,500 independent used vehicle dealers, as well as millions of private individuals. Our primary retail competitors are the franchised auto dealers, who sell the majority of late-model used vehicles. Independent used car dealers predominantly sell older, higher mileage cars than we do. The number of franchised and independent auto dealers has gradually declined over the last decade due to a variety of factors, including franchise terminations resulting from the bankruptcy reorganizations of General Motors and Chrysler and the discontinuation of several brands by the major auto manufacturers. Despite the recent acceleration in dealership closures, the automotive retail environment remains highly fragmented.

Based on industry data, there were approximately 39 million used cars sold in the U.S. in calendar year 2011, of which between 15 million and 16 million were estimated to be late-model, 0- to 6-year old vehicles. While we are the largest retailer of used vehicles in the U.S., selling more than two times as many used vehicles as the next largest retailer in calendar 2011, we still represented less than 3% of the total late-model used units sold. Over the last several years, competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing. In both the used and new vehicle markets, we seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitively low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; CAF; and the locations of our retail stores. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides us a competitive sourcing advantage for retail vehicles. Our large volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that don’t meet our retail standards. Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore. Transfer fees may apply, depending on the distance the vehicle needs to travel. In fiscal 2012, approximately 30% of our vehicles sold were transferred at customer request. Our Certified Quality Inspection assures that every vehicle we offer for sale meets our stringent standards. We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty. We maintain an ability to offer or arrange customer financing with competitive terms. All of the finance offers by CAF and our third-party providers are backed by a 3-day payoff offer whereby a customer can refinance their loan within three business days at no charge. Additionally, we offer comprehensive and competitively priced ESP and GAP products. We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

Our sales consultants play a significant role in ensuring a customer-friendly sales process. A sales consultant is paid a commission, generally based on a fixed dollars-per-unit standard, thereby earning the same dollar sales commission regardless of the gross profit on the vehicle being sold. In addition, sales consultants do not receive commissions based on the number of credit approvals or the amount a customer finances. This pay structure aligns our sales associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates or steering customers to vehicles with higher gross profits.

In our wholesale auctions, we compete with other automotive auction houses. In contrast with the highly fragmented used vehicle market, the automotive auction market has two primary competitors representing an estimated two-thirds of the U.S. whole car auction market. These competitors auction vehicles of all ages, while CarMax predominately sells older, higher mileage vehicles. We believe our principal competitive advantages include our high vehicle sales rate, our vehicle condition disclosures and arbitration policies, our broad geographic distribution and our dealer-friendly practices. Because we own the cars that we auction, we generally sell more than 95% of the vehicles offered, which is substantially higher than the sales rate at most other auto auctions. Our policy of making vehicle condition disclosures, noting mechanical and other issues found during our appraisal process, is also not a typical practice used at other auctions of older, higher mileage vehicles. Together, these factors make our auctions attractive to dealers, resulting in a high dealer-to-car attendance ratio.

Marketing and Advertising. Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on attracting customers who are already considering buying or selling a vehicle. Our marketing strategies are implemented primarily through television and radio broadcasts, carmax.com, Internet search engines and online classified listings. We also reach out to customers and potential customers to build awareness and loyalty through Facebook, Twitter and other social media. Television and radio advertisements are designed to build consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer. Broadcast and Internet advertisements are designed to drive customers to our stores and to carmax.com.

We continually adjust our marketing programs in response to the evolving media landscape. We have customized our marketing program based on awareness levels in each market. Beginning in fiscal 2012, we began to transition a portion of our television and radio advertising to national cable network and national radio programming. In addition to providing cost savings, this transition allows us to build awareness of CarMax prior to our entrance into new markets. We are also building awareness and driving traffic to our stores and carmax.com by listing retail vehicles on online classified sites, such as AutoTrader.com and cars.com. We believe using these online classified services allows our vehicles to appear on sites that are visited by a majority of buyers of late-model used vehicles who use the Internet in their shopping process. Our advertising on the Internet also includes advertisements on search engines, such as Google and Yahoo!

Our website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online. The website offers complete inventory and pricing search capabilities. Information on each of the thousands of cars available in our nationwide inventory is updated several times per day. Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators and email alerts when new inventory arrives. Virtually any used vehicle in our nationwide inventory can be transferred at customer request to their local superstore. Customers can contact sales consultants online via carmax.com, by telephone or by fax. Customers can work with these sales consultants from the comfort of home, including applying for financing, and they need to visit the store only to complete the final steps of the transaction, such as signing the paperwork and picking up their vehicle. We also have a mobile website application that allows customers to search for and view cars on their smartphones. Our survey data indicates that during fiscal 2012, more than 70% of customers who purchased a vehicle from us had first visited our website.

We also maintain a website, carmaxauctions.com, that supports our wholesale auctions. This website, which is accessible only by authorized dealers, provides listings of all vehicles that will be available in upcoming auctions. It also has many features similar to our retail website, including vehicle photos, free vehicle history reports and vehicle search and alert capabilities.

Suppliers for Used Vehicles. We acquire used vehicle inventory directly from consumers through our in-store appraisal process and our car-buying centers, as well as, through other sources, including local, regional and online auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. The supply of used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used-car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions. According to industry data, there are approximately 240 million light vehicles in operation in the U.S., including approximately 80 million vehicles that are 0 to 6 years old. In recent years, generally between 10 million and 17 million new vehicles and between 35 million and 45 million used vehicles have been retailed annually and between 8 million and 10 million vehicles have been remarketed at wholesale auctions each year.

Our used vehicle inventory acquired directly from consumers through our appraisal process at our stores and car-buying centers helps provide an inventory of makes and models that reflects the consumer preferences of each market. We have replaced the traditional “trade-in” transaction with a process in which a CarMax-trained buyer appraises a customer’s vehicle and provides the owner with a written, guaranteed offer that is good for seven days. An appraisal is available to every customer free of charge, whether or not the customer purchases a vehicle from us. Based on their age, mileage or condition, fewer than half of the vehicles acquired through this in-store appraisal process meet our high-quality retail standards. Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.

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

Seasonality. Historically, our business has been seasonal. Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters. Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation. We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles. Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities. We typically experience an increase in subprime traffic and sales in February and March, coincident with tax refund season.

Products and Services

Merchandising. We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices. Our used car selection covers popular brands from manufacturers such as Chrysler, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Nissan, Subaru, Toyota and Volkswagen and luxury brands such as Acura, BMW, Infiniti, Lexus and Mercedes-Benz. Our primary focus is vehicles that are 0 to 6 years old and generally range in price from $12,000 to $32,000. For the more cost-conscious consumer, we also offer used cars that are more than 6 years old. The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences.

We have implemented an everyday low-price strategy under which we set no-haggle prices on both our used and new vehicles. We believe that our pricing is competitive with the best-negotiated prices in the market. Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com and on applicable online classified sites on which they are listed. We extend our no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates, accessories, and ESP and GAP pricing.

Reconditioning and Service. An integral part of our used car consumer offer is the reconditioning process. This process includes a comprehensive Certified Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle. Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards. Our technicians complete vehicle inspections. We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services. Many superstores depend upon nearby, typically larger, superstores for reconditioning, which increases efficiency and reduces overhead.

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

Wholesale Auctions. Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions. As of February 29, 2012, wholesale auctions were conducted at 52 of our 108 superstores and were generally held on a weekly or bi-weekly basis. Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores in that market and the consumer awareness of CarMax and our in-store appraisal offer. The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers. To participate in a CarMax auction, dealers must register with our centralized auction support group, at which time we determine the purchase limit available to each dealer. We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage. Professional, licensed auctioneers conduct our auctions. The average auction sales rate was 96% in fiscal 2012. Dealers pay a fee to us based on the sales price of the vehicles they purchase.

Customer Credit. We offer financing alternatives to customers throughout the credit spectrum through CAF and our arrangements with several industry-leading financial institutions. We believe our program enables us to capture additional sales and enhances the CarMax consumer offer. Credit applications are initially reviewed by CAF. Customers who are not approved by CAF may be evaluated by the other financial institutions. Having an array of finance sources increases discrete approvals, expands finance opportunities for our customers and mitigates risk to CarMax. In fiscal 2012, 87% of our applicants received an approval from one or more of our sources. We periodically test additional third-party providers.

Customers applying for financing provide credit information that is electronically submitted by sales consultants through our proprietary information system. A majority of applicants receive a response within five minutes. Vehicles are financed using retail installment contracts secured by the vehicles. Customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges. Third-party providers purchasing subprime finance contracts generally purchase these contracts at a discount, while providers purchasing prime and non-prime finance contracts generally pay us a fixed, pre-negotiated fee per vehicle. We have no recourse liability on retail installment contracts arranged with third-party providers.

CarMax Auto Finance. We offer financing through CAF to qualified customers purchasing vehicles at CarMax. CAF utilizes proprietary scoring models based upon the credit history of the customer along with CAF’s historical experience to predict the likelihood of customer repayment. We offer customers an array of competitive rates and terms, allowing them to choose the one that best fits their needs. We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness. After the effect of 3-day payoffs and vehicle returns, CAF financed 37% of our retail vehicle unit sales in fiscal 2012. As of February 29, 2012, CAF serviced approximately 414,000 customers in its $4.98 billion portfolio of managed receivables. We maintain a dedicated website for CAF (www.carmaxautofinance.com) through which customers can set up online payment plans and view and update account information.

Extended Service Plans and Guaranteed Asset Protection. At the time of the sale, we offer the customer an ESP. We sell these plans on behalf of unrelated third parties that are the primary obligors. Under the third-party service plan programs, we have no contractual liability to the customer. The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations) and include multiple mileage and deductible options, depending on the vehicle odometer reading, make and model. We offer ESPs at competitive, fixed prices, which are based primarily on the historical repair record of the vehicle make and model, the mileage option selected and the deductible chosen. All ESPs that we sell (other than manufacturer programs) have been designed to our specifications and are administered by the third parties through private-label arrangements. We receive a commission from the administrator at the time of sale. In fiscal 2012, approximately 60% of the customers who purchased a used vehicle also purchased an ESP.

Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers. We believe that the quality of the services provided by this network, as well as the broad scope of our ESPs, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

We also offer GAP at the time of the sale. GAP is a product that will pay the difference between the customer’s insurance settlement and the finance contract payoff amount on their vehicle in the case of a total loss or unrecovered theft. We sell this product on behalf of an unrelated third party that is the primary obligor and we have no contractual liability to the customer. GAP has been designed to our specifications and is administered by the third party through a private-label arrangement. We receive a commission from the administrator at the time of sale.

Systems

Our stores are supported by an advanced, proprietary information system that improves the customer experience, while providing tightly integrated automation of all operating functions. Using a computer or smartphone, customers can search our entire vehicle inventory through our website, carmax.com. They can also print a detailed listing for any vehicle from a computer, which includes the vehicle’s features and specifications and its location on the display lot. Our integrated inventory management system tracks every vehicle through its life from purchase through reconditioning and test-drives to ultimate sale. Using radio frequency identification (“RFID”) tags, all vehicles are scanned and tracked daily as a loss prevention measure. Test-drive information is also captured on every vehicle using RFID tags, linking the specific vehicle and the sales consultant. We also capture data on vehicles we wholesale, which helps us track market pricing. A computerized finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction. Behind the scenes, our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. In addition, our store system provides a direct link to our proprietary credit processing information system to facilitate the credit review and approval process of our in-house financing and third party providers.

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

Through our centralized systems, we are able to quickly integrate new stores into our store network. We continue to enhance and refine our information systems, which we believe to be a core competitive advantage. The design of our information systems incorporates off-site backups, redundant processing and other measures to reduce the risk of significant data loss in the event of an emergency or disaster.

Associates

On February 29, 2012, we had a total of 16,460 full- and part-time associates, including 12,394 hourly and salaried associates and 4,066 sales associates, who worked on a commission basis. We employ additional associates during peak selling seasons. As of February 29, 2012, our location general managers averaged more than nine years of CarMax experience, in addition to prior retail management experience. We staff each newly opened store with associates who have extensive CarMax training.

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

Training. To further support our emphasis on attracting, developing and retaining qualified associates, we have made a commitment to providing exceptional training programs. Store associates receive many hours of structured, self-paced training that introduces them to company policies and their specific job responsibilities through KMX University (“KMXU”) – our intranet-based, on-premises learning management system. KMXU is comprised of customized applications hosted within a learning management system that allow us to author, deliver and track training events and to measure associate competency after training. KMXU also provides a variety of learning activities and collaborative discussions delivered through an integrated virtual classroom system. Most new store associates are also assigned mentors who provide on-the-job guidance and support.

We also provide comprehensive, facilitator-led classroom training courses at the associate and manager levels. All sales consultants go through a four-phase on-boarding process in which they are partnered with a mentor, combining self-paced online training with shadowing and role-playing. Our professional selling skills training provides sales associates the opportunity to learn and practice customer-oriented selling techniques. This online training program contains modules on a variety of skill sets, including building confidence, connecting with the customer, and listening and persuasion techniques. We also have a call recording and review program to provide constructive feedback to associates on how to improve their interactions with customers. Buyers-in-training undergo a 6- to 18-month apprenticeship under the supervision of experienced buyers, and they generally will assist with the appraisal of more than 1,000 cars before making their first independent purchase. Business office associates undergo a 3- to 6-month, four-phase on-the-job certification process in order to be fully cross-trained in all functional areas of the business office. All business office associates and managers also receive regular training through facilitated competency-based training courses. We utilize a mix of internal and external technical training programs in an effort to provide a stable future supply of qualified technicians. The technicians attend in-house and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles we sell. Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles. Most new managers attend an intensive week-long workshop at the home office where they meet with senior leaders and learn fundamental CarMax management skills.

Laws and Regulations

Vehicle Dealer and Other Laws and Regulations. We operate in a highly regulated industry. In every state in which we operate, we must obtain various licenses and permits in order to conduct business, including dealer, service, sales and finance licenses issued by state and local regulatory authorities. A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices. These laws include consumer protection laws, privacy laws and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws. Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws.

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

We are subject to a variety of risks, the most significant of which are described below. Our business, sales, results of operations and financial condition could be materially adversely affected by any of these risks or additional risks.

Economic Conditions. We are subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and loss rates, interest rates, gasoline prices, inflation, personal discretionary spending levels, unemployment levels, the state of the housing market, and consumer sentiment about the economy in general. The difficult U.S. economic environment over the past several years has adversely affected the automotive retail industry in general, including CarMax. Any significant change or further deterioration in economic conditions could adversely affect consumer demand or increase costs and have a material adverse effect on our business, sales, results of operations and financial condition.

Capital. Changes in the availability or cost of capital and working capital financing, including the long-term financing to support the origination of auto loan receivables through CAF and our geographic expansion, could adversely affect sales, operating strategies and store growth. Further, our current credit facility and certain securitization and sale-leaseback agreements contain covenants and/or performance triggers. Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

We use a securitization program to fund substantially all of the auto loan receivables originated by CAF. Initially, we sell these receivables into our warehouse facilities. We periodically refinance the receivables through term securitizations. Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance our loan originations. In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time. The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.

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

Third-Party Financing Providers. CarMax provides financing to qualified customers through CAF and a number of third-party financing providers. In the event that one or more of these third-party providers could no longer, or choose not to, provide financing to our customers, could only provide financing to a reduced segment of our customers or could no longer provide financing at competitive rates of interest, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

Competition. Automotive retailing and wholesaling is a highly competitive business. Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals. Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices. Further, new entrants to the market could result in increased acquisition costs for used vehicles and lower-than-expected retail and wholesale sales and margins. Competition is affected by the increasing use of the Internet to market, buy and sell used vehicles and provide vehicle financing. The increasing use of the Internet in the automotive retail and wholesale industry could have a material adverse effect on our sales and results of operations. In addition, CAF and our third-party financing providers are subject to competition from various financial institutions.

Retail Prices. Any significant changes in retail prices for used and new vehicles could have a material adverse effect on our sales and results of operations. If any of our competitors seek to gain or retain market share by reducing prices for used or new vehicles, we would likely reduce our prices in order to remain competitive, which could result in a decrease in our sales and results of operations and require a change in our operating strategies.

Inventory. A reduction in the availability of or access to sources of inventory could have a material adverse effect on our business. A failure to adjust appraisal offers to stay in line with broader market trade-in offer trends, or a failure to recognize those trends, could adversely affect our ability to acquire inventory. Should we develop excess inventory, the inability to liquidate the excess inventory at prices that allow us to meet margin targets or to recover our costs could have a material adverse effect on our results of operations.

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

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 regulates, among other things, the provision of consumer financing and established a new consumer financial protection agency with broad regulatory powers. This legislation and related regulation could have a material adverse effect on our results of operations. The Patient Protection and Affordable Care Act of 2010, as it is phased in over time, significantly affects the provision of health care services and may impact the cost of providing our associates with health coverage. Current federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt store operations, and have a material adverse effect on our results of operations.

Confidential Customer Information. In the normal course of business, we collect, process and retain sensitive and confidential customer information and may share that information with our third-party service providers. Despite the security measures we have in place and the assurances we have from our third-party providers, our facilities and systems, and those of third-party service providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether experienced by us or by our third-party service providers, and whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, or otherwise have a material adverse effect on our sales and results of operations.

Reputation. Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering high-quality vehicles at competitive, no-haggle prices with a customer-friendly sales process in attractive, modern facilities is also critical to our success. If we fail to maintain the high standards on which this reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations. Even the perception of a decrease in the quality of our brand could impact results. Accordingly, if we fail to correct or mitigate misinformation or negative information, including information spread through social media or normal media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.

Growth. Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations. The expansion of our store base places significant demands on our management team, our associates and our systems. If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.

Management and Workforce. Our success depends upon the continued contributions of our store, region and corporate management teams. Consequently, the loss of the services of key employees could have a material adverse effect on our business. In addition, an inability to build our management bench strength to support store growth could have a material adverse effect on our business. Our ability to meet our staffing needs while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, changes in employment legislation, competition for qualified employees in the industry and regions in which we operate, and associate relations. An inability to retain qualified associates or a significant increase in labor costs could have a material adverse effect on our business, sales and results of operations.

Information Systems. Our business is dependent upon the integrity and efficient operation of our information systems. In particular, we rely on our information systems to effectively manage sales, inventory, carmax.com, consumer financing and customer information. The failure of these systems to perform as designed could disrupt our business operations and have a material adverse effect on our sales and results of operations. In addition, despite our ongoing efforts to maintain and enhance the integrity and security of these systems, we could be subjected to attacks by hackers, including denial-of-service attacks directed at our websites or other system breaches or malfunctions due to associate error or misconduct or other disruptions. Such incidents could disrupt our business and have a material adverse effect on sales and results of operations.

Accounting Policies and Matters. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require management to make judgments about matters that are inherently uncertain. These policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8. Materially different amounts could be recorded under different conditions or using different assumptions.

Additionally, the Financial Accounting Standards Board has proposed various rule changes including, but not limited to, accounting for leases. The SEC is also currently considering adopting rules that would require U.S. issuers to prepare their financial statements contained in SEC filings in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board. The implementation of these or other new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.

Litigation. We are subject to various litigation matters, which could have a material adverse effect on our business and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of licenses to conduct business.

Automotive Manufacturers. Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our results of operations. Manufacturer recalls could also adversely affect used vehicle sales or valuations and could expose us to litigation and adverse publicity related to the sale of a recalled vehicle, which could have a material adverse effect on our business, sales and results of operations.

Weather. The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes or other natural disasters, could cause store closures, adversely affecting consumer traffic, and could have a material adverse effect on our sales and results of operations in a given period.

Seasonal Fluctuations. Our business is subject to seasonal fluctuations. We generally realize a higher proportion of revenue and operating profit during the first and second fiscal quarters. If conditions arise that impair vehicle sales during the first or second fiscal quarters, these conditions could have a disproportionately large adverse effect on our annual results of operations.

Geographic Concentration. Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate. Since a large portion of our sales is generated in the Southeastern U.S., including Florida, and in Texas, Southern California and Washington, D.C./Baltimore, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets. In the event that any of these geographic areas experienced a downturn in economic conditions, it could have a material adverse effect on our business, sales and results of operations.

Other Material Events. The occurrence of certain material events including acts of terrorism, the outbreak of war or other significant national or international events could have a material adverse effect on our business, sales, results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our used vehicle operations in two basic retail formats – production and non-production superstores. Production superstores are those locations at which vehicle reconditioning is performed. In determining whether to construct a production or a non-production superstore on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market. As a result, some superstores that are constructed to accommodate reconditioning activities may initially be operated as non-production superstores until we expand our presence in that market. As of February 29, 2012, we operated 63 production superstores and 45 non-production superstores. At that date, we also operated one new car store, which was located adjacent to our used car superstore in Laurel, Maryland. Our remaining three new car franchises are operated as part of our used car superstores.

Production superstores are generally 40,000 to 60,000 square feet on 10 to 25 acres, but a few range from 70,000 to 95,000 square feet on 20 to 35 acres. Non-production superstores are generally 10,000 to 25,000 square feet on 4 to 12 acres.

USED CAR SUPERSTORES AS OF FEBRUARY 29, 2012

Total
Alabama	2
Arizona	3
California	14
Colorado	1
Connecticut	2
Florida	10
Georgia	6
Illinois	6
Indiana	2
Kansas	2
Kentucky	2
Louisiana	1
Maryland	4
Massachusetts	1
Mississippi	1
Missouri	1
Nebraska	1
Nevada	2
New Mexico	1
North Carolina	8
Ohio	4
Oklahoma	2
South Carolina	3
Tennessee	5
Texas	12
Utah	1
Virginia	8
Wisconsin	3

Total	108

As of February 29, 2012, we leased 58 of our 108 used car superstores, our new car store and our CAF office building in Atlanta, Georgia. We owned the remaining 50 stores currently in operation. We also owned our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion

Since opening our first used car superstore in 1993, we have grown organically, through the construction and opening of company-operated stores. We do not franchise our operations. As of February 29, 2012, we operated 108 used car superstores in 53 U.S. markets, which represented approximately 50% of the U.S. population. We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment. We resumed store growth in fiscal 2011, opening three superstores that year and five superstores in fiscal 2012. We plan to open 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following 3 fiscal years.

For additional details on our future expansion plans, see “Fiscal 2013 Planned Superstore Openings,” included in Part II, Item 7, of this Form 10-K.

Item 3.	Legal Proceedings.

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; (5) unfair competition; and (6) California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeal affirmed the ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer a part of the lawsuit.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011. The plaintiffs appealed the court’s ruling to the California Court of Appeal. The appeal is pending. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX. We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock. As of February 29, 2012, there were 227,118,666 shares of CarMax common stock outstanding and there were approximately 4,400 shareholders of record. As of that date, there were no preferred shares outstanding.

The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
High	$35.98	$34.81	$31.73	$33.48
Low	$28.39	$25.18	$22.77	$28.44

Fiscal 2011
High	$26.50	$22.55	$34.37	$37.02
Low	$20.30	$18.62	$20.24	$31.10

To date, we have not paid a cash dividend on CarMax common stock. We believe it is prudent to retain our net earnings for use in operations and for geographic expansion, as well as to maintain maximum financial flexibility and liquidity for our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of fiscal 2012, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended. In addition, we did not repurchase any CarMax equity securities during this period.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index. The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2007, and the reinvestment of all dividends, as applicable.

	As of February 29 or 28
	2007	2008	2009	2010	2011	2012
CarMax	$100.00	$69.68	$35.79	$76.63	$134.24	$116.49
S&P 500 Index	$100.00	$96.41	$54.63	$83.92	$102.86	$108.12
S&P 500 Retailing Index	$100.00	$75.93	$50.54	$86.01	$106.02	$121.71

Item 6.	Selected Financial Data.

(Dollars and shares in millions, except per share)	FY12	FY11 (1)(2)	FY10 (1)	FY09 (1)	FY08 (1)	FY07 (1)
Income statement information
Used vehicle sales	$7,826.9	$7,210.0	$6,192.3	$5,690.7	$6,589.3	$5,872.8
New vehicle sales	200.6	198.5	186.5	261.9	370.6	445.1
Wholesale vehicle sales	1,721.6	1,301.7	844.9	779.8	985.0	918.4
Other sales and revenues	254.5	265.3	246.6	241.6	254.6	229.3
Net sales and operating revenues	10,003.6	8,975.6	7,470.2	6,974.0	8,199.6	7,465.7
Gross profit	1,378.8	1,301.2	1,098.9	968.2	1,072.4	971.1
CarMax Auto Finance income	262.2	220.0	175.2	15.3	85.9	132.6
SG&A	940.8	878.8	792.2	856.1	832.4	750.4
Interest expense	33.7	34.7	36.0	38.6	38.0	39.0
Earnings before income taxes	666.9	608.2	446.5	90.5	289.9	315.4
Income tax provision	253.1	230.7	168.6	35.2	112.5	122.0
Net earnings	413.8	377.5	277.8	55.2	177.5	193.4

Share and per share information
Weighted average basic shares outstanding	226.3	223.4	219.5	217.5	216.0	212.5
Weighted average diluted shares outstanding	230.7	227.6	222.2	219.4	220.0	216.6
Basic net earnings per share	$1.83	$1.68	$1.25	$0.25	$0.82	$0.91
Diluted net earnings per share	$1.79	$1.65	$1.24	$0.25	$0.80	$0.89

Balance sheet information
Total current assets	$1,853.4	$1,410.1	$1,556.4	$1,287.8	$1,356.9	$1,150.5
Auto loan receivables, net	4,959.8	4,320.6	—	—	—	—
Total assets	8,331.5	7,125.5	2,856.4	2,693.6	2,646.0	2,211.5
Total current liabilities	646.3	522.7	490.5	502.7	500.7	521.4
Short-term debt and current portion:
Non-recourse notes payable	174.3	132.5	—	—	—	—
Other	15.1	13.6	133.6	168.2	108.6	158.3
Non-current debt:
Non-recourse notes payable	4,509.8	3,881.1	—	—	—	—
Other	353.6	367.6	378.5	539.6	581.3	395.8
Total shareholders’ equity	2,673.1	2,239.2	1,884.6	1,547.9	1,447.7	1,210.7

Unit sales information
Used vehicle units sold	408,080	396,181	357,129	345,465	377,244	337,021
Wholesale vehicle units sold	316,649	263,061	197,382	194,081	222,406	208,959

Percent changes in
Comparable store used vehicle unit sales	1	10	1	(16)	3	9
Total used vehicle unit sales	3	11	3	(8)	12	16
Wholesale vehicle unit sales	20	33	2	(13)	6	16
Net sales and operating revenues	11	20	7	(15)	10	19
Net earnings	10	36	403	(69)	(8)	50
Diluted net earnings per share	8	33	396	(69)	(10)	46

Other year-end information
Used car superstores	108	103	100	100	89	77
Associates	16,460	15,565	13,439	13,035	15,637	13,736

(1)	As discussed in Note 2(K), amounts reflect the revisions to correct our accounting for sale-leaseback transactions.
(2)	As discussed in Note 2(E), fiscal 2011 reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.

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

In fiscal 2012, we revised our consolidated financial statements for fiscal 2011 and fiscal 2010 to correct our accounting for sale-leaseback transactions. See Note 2(K) for additional information. As of March 1, 2010, we adopted new accounting rules related to securitizations that affected the timing of the recognition of CarMax Auto Finance (“CAF”) income and resulted in the consolidation of the auto loan receivables and related non-recourse notes payable that previously were reflected as off-balance sheet items. The new rules were adopted on a prospective basis and prior year balances have not been restated. See Notes 2(E), 3, 4 and 5 for additional information.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. We pioneered the used car superstore concept, opening our first store in 1993. Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems. As of February 29, 2012, we operated 108 used car superstores in 53 markets, comprising 41 mid-sized markets, 11 large markets and 1 small market. We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people. We also operated four new car franchises. During fiscal 2012, we sold 408,080 used cars, representing 98% of the total 415,759 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold through on-site wholesale auctions. Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of February 29, 2012, we conducted auctions at 52 used car superstores. During fiscal 2012, we sold 316,649 wholesale vehicles. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CAF, our finance operation, and our arrangements with several industry-leading financial institutions. As of February 29, 2012, these third parties included Capital One Auto Finance, Santander Consumer USA, Wells Fargo Dealer Services and American Credit Acceptance. Third-party providers purchasing subprime finance contracts generally purchase these contracts at a discount, while providers purchasing prime and non-prime finance contracts generally pay us a fixed, pre-negotiated fee per contract. We periodically test additional third-party providers. We have no recourse liability on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax. CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment. CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs. In addition, customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges. We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness. After the effect of 3-day payoffs and vehicle returns, CAF financed 37% of our retail vehicle unit sales in fiscal 2012. As of February 29, 2012, CAF serviced approximately 414,000 customers in its $4.98 billion portfolio of managed receivables.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors. As of February 29, 2012, the used vehicle third-party ESP providers were CNA National Warranty Corporation and The Warranty Group, and the third-party GAP provider was Safe-Guard Products International, LLC. We have no contractual liability to the customer under these third-party plans. ESP revenue represents commissions received on the sale of ESPs and GAP from the unrelated third parties.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base. We target a dollar range of gross profit per used unit sold. The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price. Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our inventory management practices reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment. We resumed store growth in fiscal 2011, opening three superstores that year and five superstores in fiscal 2012. We plan to open 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following 3 fiscal years. While we have more than 100 superstores, we are still in the midst of the national rollout of our retail concept, and as of February 29, 2012, we had used car superstores located in markets that comprised approximately 50% of the U.S. population.

The principal challenges we face in expanding our store base include our ability to build our management bench strength to support our store growth and our ability to procure suitable real estate at favorable terms. We staff each newly opened store with associates who have extensive CarMax training. Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2012 Highlights

•

Net sales and operating revenues increased 11% to $10.00 billion from $8.98 billion in fiscal 2011, while net earnings increased 10% to $413.8 million, or $1.79 per share, from $377.5 million, or $1.65 per share.

•

Total used vehicle revenues increased 9% to $7.83 billion versus $7.21 billion in fiscal 2011. The average used vehicle selling price rose 5%, primarily reflecting increases in our acquisition costs, which were affected by a year-over-year increase in used vehicle wholesale values. Total used vehicle unit sales rose 3%, reflecting the combination of a 1% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. We believe the modest rate of increase in comparable store sales reflected both a challenging sales comparison with fiscal 2011, when comparable store used unit sales increased 10%, and the continuation of weak economic conditions and low consumer confidence for much of the current fiscal year.

•

Total wholesale vehicle revenues increased 32% to $1.72 billion versus $1.30 billion in fiscal 2011. Wholesale vehicle unit sales increased 20%, reflecting a significant increase in appraisal traffic. The average wholesale vehicle selling price rose 10%, due to the year-over-year increase in industry wholesale prices.

•

Total gross profit increased 6% to $1.38 billion compared with $1.30 billion in fiscal 2011. The increase was largely driven by improvements in our wholesale and used vehicle gross profits, partially offset by a decrease in other gross profit. Wholesale vehicle gross profits increased 26% due the combination of the 20% growth in unit sales and a 5% increase in gross profit per unit. Used vehicle gross profits improved 4%, primarily reflecting the 3% increase in unit sales. Other gross profit declined 10% due to reductions in both third-party finance fees and service department profits.

•

CAF income increased 19% to $262.2 million versus $220.0 million in fiscal 2011. Interest and fee income increased $29.6 million primarily due to the growth in average managed receivables, while at the same time interest expense declined $27.7 million as a larger portion of our portfolio of managed receivables was funded with lower-cost securitizations. The provision for loan losses increased to $36.4 million from $27.7 million in fiscal 2011, reflecting the combination of the growth in average managed receivables and the cumulative effect of the origination and retention of loans with higher risk, partly offset by favorable loss experience in fiscal 2012.

•

Selling, general and administrative (“SG&A”) expenses rose 7% to $940.8 million from $878.8 million in fiscal 2011. The increase in SG&A was driven by expansion of our store base, higher growth-related costs, increases in sales commissions and other variable costs, and higher advertising expense. Growth-related costs include store pre-opening expenses, relocation expenses, and the costs of maintaining store management bench strength to support future growth. SG&A per used unit rose 4% to $2,305 from $2,218 in fiscal 2011. SG&A expenses as a percent of net sales and operating revenues (the “SG&A ratio”), fell to 9.4% from 9.8% in fiscal 2011 reflecting the leverage associated with the increases in used and wholesale vehicle sales, and average selling prices.

•

Net cash used in operating activities totaled $62.2 million in fiscal 2012 compared with $6.8 million in fiscal 2011. These amounts included increases in auto loan receivables of $675.7 million and $304.7 million, respectively. The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

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

Financing and Securitization Transactions

We maintain a revolving securitization program comprised of two warehouse facilities (“warehouse facilities”) to fund substantially all of the auto loan receivables originated by CAF until they can be funded through a term securitization or alternative funding arrangement. As of March 1, 2010, we adopted Accounting Standards Update (“ASU”) Nos. 2009-16 and 2009-17 on a prospective basis. Pursuant to these pronouncements, we now recognize all transfers of auto loan receivables into either our warehouse facilities or term securitizations as secured borrowings, which results in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. Also pursuant to these pronouncements, beginning in fiscal 2011, CAF income included in the consolidated statements of earnings no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and fee income associated with the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.

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

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized. When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income. Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 29, 2012, will more likely than not be realized. However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.

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

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 29 or 28
(In millions)	2012	%	2011	%	2010	%
Used vehicle sales	$7,826.9	78.2	$7,210.0	80.3	$6,192.3	82.9
New vehicle sales	200.6	2.0	198.5	2.2	186.5	2.5
Wholesale vehicle sales	1,721.6	17.2	1,301.7	14.5	844.9	11.3
Other sales and revenues:
Extended service plan revenues	179.6	1.8	173.8	1.9	144.5	1.9
Service department sales	98.6	1.0	100.6	1.1	101.1	1.4
Third-party finance fees, net	(23.8)	(0.2)	(9.1)	(0.1)	0.9	—

Total other sales and revenues	254.5	2.5	265.3	3.0	246.6	3.3

Total net sales and operating revenues	$10,003.6	100.0	$8,975.6	100.0	$7,470.2	100.0

UNIT SALES

	Years Ended February 29 or 28
	2012	2011	2010
Used vehicles	408,080	396,181	357,129
New vehicles	7,679	8,231	7,851
Wholesale vehicles	316,649	263,061	197,382

AVERAGE SELLING PRICES

	Years Ended February 29 or 28
	2012	2011	2010
Used vehicles	$18,995	$18,019	$17,152
New vehicles	$25,986	$23,989	$23,617
Wholesale vehicles	$5,291	$4,816	$4,155

RETAIL VEHICLE SALES CHANGES

	Years Ended February 29 or 28
	2012	2011	2010
Vehicle units:
Used vehicles	3%	11%	3%
New vehicles	(7)%	5%	(29)%
Total	3%	11%	2%

Vehicle dollars:
Used vehicles	9%	16%	9%
New vehicles	1%	6%	(29)%
Total	8%	16%	7%

Comparable store used unit sales growth is one of the key drivers of our profitability. A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Years Ended February 29 or 28
	2012	2011	2010
Vehicle units:
Used vehicles	1%	10%	1%
New vehicles	1%	5%	(29)%
Total	1%	10%	0%

Vehicle dollars:
Used vehicles	7%	15%	6%
New vehicles	9%	7%	(29)%
Total	7%	15%	5%

CHANGE IN USED CAR SUPERSTORE BASE

	Years Ended February 29 or 28
	2012	2011	2010
Used car superstores, beginning of year	103	100	100
Superstore openings	5	3	—

Used car superstores, end of year	108	103	100

Used Vehicle Sales

Fiscal 2012 Versus Fiscal 2011. The 9% increase in used vehicle revenues in fiscal 2012 resulted from a 5% increase in average retail selling price and a 3% increase in unit sales. The growth in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale industry values. Used vehicle valuations remained strong in fiscal 2012 as the overall supply of used vehicles being remarketed continued to be constrained following three years of new car industry sales at rates significantly below pre-recession levels. A shift in our sales mix moderated the effect of higher acquisition costs on our average retail selling price. During fiscal 2012, 5- to 10-year old vehicles, which generally have lower selling prices than later-model vehicles, represented an increased portion of our sales mix. Our sales mix by make, model and vehicle age will vary from period to period, reflecting changing consumer preferences.

The 3% increase in used unit sales included a 1% increase in comparable store used unit sales, together with sales from superstores not yet included in the comparable store base. We believe the modest rate of comparable store used unit sales growth reflected both a challenging sales comparison with fiscal 2011, when comparable store used unit sales increased 10%, and the continuation of weak economic conditions and low consumer confidence for much of the current fiscal year. While customer traffic at comparable stores was higher than in the prior year, a larger portion of the current year traffic represented customers who only obtained vehicle appraisals, which contributed to a decline in sales conversion.

Our data indicated that we increased our share of the late model (0-to 6-year old) used vehicle market by approximately 3% in fiscal 2012. We achieved market share growth despite a shift within the market for 0- to 6-year old vehicles towards older used vehicles and having fewer immature stores (those less than five years old) in our store base due to our temporary suspension of store growth. Historically, market share gains are strongest among immature stores. We remain confident that the strength of our consumer offer and the skill of our associates, combined with our resumption of store growth, will continue to drive future share gains.

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

Our data indicated that we increased our share of the late-model used vehicle market by approximately 7% in fiscal 2011. We believe our ability to grow market share year after year is a reflection of the strength of our consumer offer, the skill of our associates and the preference for our brand.

New Vehicle Sales

As of February 29, 2012, we had a total of four new car franchises representing the Toyota, Nissan and Chrysler brands. In June 2011, we terminated the Chrysler franchise at one of our Los Angeles used car superstores to provide additional space for used vehicle operations. In October 2010, we ceased operations at our Chevrolet franchise in Kenosha, Wisconsin, following the termination of this franchise by General Motors. These franchise terminations did not have a material effect on sales or earnings.

Fiscal 2012 Versus Fiscal 2011. New vehicle revenues increased 1% in fiscal 2012, reflecting an 8% increase in average retail selling price, largely offset by a 7% reduction in new vehicle unit sales. Based on industry data, new light vehicle sales increased 9% to 13.0 million units from 11.9 million units in fiscal 2011, although, they remained significantly below the 16 million to 17 million unit range routinely achieved between 2000 and 2007. Compared with industry sales trends, our new vehicle unit sales were adversely affected by the Chrysler franchise termination and the effect of temporary new vehicle supply shortages following the March 2011 earthquake and tsunami in Japan. These shortages had a disproportionate effect on our new vehicles sales, given our brand mix.

Fiscal 2011 Versus Fiscal 2010. New vehicle revenues increased 6% in fiscal 2011 due to a 5% rise in unit sales and a 2% increase in average retail selling price. The growth in our unit sales was achieved against a backdrop of improving new vehicle industry sales. Based on industry data, new light vehicle industry sales increased 13% to 11.9 million units from 10.5 million units in fiscal 2010. The wind down of our Chevrolet franchise, which was one of many franchises terminated by General Motors, partially offset the growth in our new vehicle unit sales.

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

Fiscal 2012 Versus Fiscal 2011. The 32% increase in wholesale vehicle revenues in fiscal 2012 resulted from a 20% increase in wholesale unit sales combined with a 10% increase in average wholesale vehicle selling price. The increase in unit sales primarily reflected a significant increase in appraisal traffic. While the appraisal buy rate remained high relative to historical averages, it declined modestly from the prior year. Our appraisal traffic benefited from the increase in customer traffic in our stores and from the lift in new car industry sales and related used vehicle trade-in activity in fiscal 2012.

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

Other Sales and Revenues

Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and net third-party finance fees. For providers who pay us a fixed fee per vehicle financed, this fee varies, reflecting the differing levels of credit risk exposure. The third-party providers who purchase subprime finance contracts generally purchase these contracts at a discount, which is reflected as an offset to finance fee revenues received on other third-party finance contracts.

Fiscal 2012 Versus Fiscal 2011. Other sales and revenues declined 4% in fiscal 2012, as a 3% increase in ESP revenues was more than offset by a decrease in third-party finance fees resulting from a mix change among providers. Subprime providers financed 10% of our retail vehicle unit sales in fiscal 2012 compared with 8% in fiscal 2011. The reduction in third-party finance fees also reflected the decision by CAF to retain an increased portion of the loans that third-party providers had been purchasing following CAF’s tightening of lending standards beginning in fiscal 2010. As CAF retained an increased portion of these loans, the fees previously received from third parties declined. We expect that this decision will be accretive to our earnings over time.

Fiscal 2011 Versus Fiscal 2010. Other sales and revenues increased 8% in fiscal 2011, primarily fueled by an increase in ESP revenues. ESP revenues climbed 20%, reflecting the 11% growth in used unit sales and an increase in ESP penetration, due in part to refinements in the plan design implemented in fiscal 2011. ESP revenues also benefited from a slowdown in the rate of ESP cancellations and from having a full year of GAP revenues in fiscal 2011 following the roll out of this product in the first quarter of fiscal 2010. Service department sales were similar to the prior year, as service resources were used primarily in reconditioning vehicles to support the retail unit sales growth. Net third-party finance fees declined as a result of a mix shift among providers. The total percent of sales financed by the third parties increased in fiscal 2011 due, in part, to arrangements with these providers to purchase a portion of the loans that previously would have been originated by CAF. The increase in third-party penetration was more than offset, however, by the effect of an increase in the percentage of sales financed by our subprime financing providers. The subprime providers financed 8% of retail vehicle unit sales in fiscal 2011 compared with 6% in fiscal 2010.

GROSS PROFIT

	Years Ended February 29 or 28
(In millions)	2012	2011	2010
Used vehicle gross profit	$888.6	$854.0	$739.9
New vehicle gross profit	6.5	5.4	6.7
Wholesale vehicle gross profit	301.8	238.8	171.5
Other gross profit	181.9	203.0	180.8

Total	$1,378.8	$1,301.2	$1,098.9

GROSS PROFIT PER UNIT

	Years Ended February 29 or 28
	2012		2011		2010
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,177	11.4	$2,156	11.8	$2,072	11.9
New vehicle gross profit	$847	3.2	$659	2.7	$858	3.6
Wholesale vehicle gross profit	$953	17.5	$908	18.3	$869	20.3
Other gross profit	$438	71.5	$502	76.5	$495	73.3
Total gross profit	$3,316	13.8	$3,218	14.5	$3,011	14.7

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit

We target a dollar range of gross profit per used unit sold. The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price. Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our rapid inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement. When customer traffic and sales are consistently strong, we generally take fewer pricing markdowns, which in turn benefits gross profit dollars per unit. When the sales pace slows, we may initially take more pricing markdowns, which could pressure gross profit dollars per unit. However, as we are successful in reducing inventories to align them with a slower sales pace, this may allow us to return to target levels of gross profit per unit. Other factors that may influence gross profit include changes in our vehicle reconditioning costs, changes in the percentage of vehicles sourced directly from consumers through our appraisal process and changes in the wholesale pricing environment. Over the past several years, we have continued to refine our car-buying strategies, which we believe has benefited used vehicle gross profit per unit.

Fiscal 2012 Versus Fiscal 2011. Used vehicle gross profit increased $34.5 million, or 4%, to $888.6 million from $854.0 million in fiscal 2011, reflecting the combination of the 3% increase in used unit sales and a 1% improvement in gross profit per unit. Used vehicle gross profit per unit increased $21 to $2,177 per unit compared with $2,156 per unit in fiscal 2011. Our shift to selling an increased mix of 5- to 10-year old vehicles in fiscal 2012 increased our average reconditioning cost per unit, as older vehicles typically require more reconditioning effort. However, the older vehicles we sold were generally no less profitable than newer models.

In recent years, we have worked to eliminate waste from our vehicle reconditioning process through the emphasis on the consistent application of reconditioning standards across our entire store base. Adjusting for the increase in average age of vehicles reconditioned and sold in fiscal 2012, we sustained the $250 per unit savings achieved in prior years.

Fiscal 2011 Versus Fiscal 2010. Used vehicle gross profit increased $114.2 million, or 15%, to $854.0 million from $739.9 million in fiscal 2010, reflecting the combination of the 11% increase in used unit sales and a 4% improvement in gross profit per unit. Used vehicle gross profit per unit increased $84 to $2,156 per unit compared with $2,072 per unit in fiscal 2010.

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

New Vehicle Gross Profit

Fiscal 2012 Versus Fiscal 2011. New vehicle gross profit increased to $6.5 million from $5.4 million in fiscal 2011. The improvement was the result of a $188 increase in gross profit per unit to $847 per unit from $659 per unit in fiscal 2011, partially offset by the 7% reduction in new vehicle unit sales. New vehicle gross profit per unit benefited from a reduction in discounting by new car manufacturers and dealers in the months following the earthquake and tsunami in Japan.

Fiscal 2011 Versus Fiscal 2010. New vehicle gross profit declined to $5.4 million from $6.7 million in fiscal 2010. The reduction occurred as the benefit of the 5% increase in new vehicle unit sales was more than offset by a $199 reduction in gross profit per unit to $659 per unit from $858 per unit in fiscal 2010.

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

Fiscal 2012 Versus Fiscal 2011. Wholesale vehicle gross profit increased $63.0 million, or 26%, to $301.8 million from $238.8 million in fiscal 2011. The improvement reflected the 20% increase in wholesale unit sales combined with a 5% rise in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit increased $45 to $953 per unit from $908 per unit in fiscal 2011. The year-over-year increase in industry pricing and strong dealer demand contributed to the improved wholesale gross profit per unit.

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

Other Gross Profit

Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and the service department. We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the discount associated with the loans purchased by subprime providers. Accordingly, changes in the relative mix of the other gross profit components can affect the composition of other gross profit.

Fiscal 2012 Versus Fiscal 2011. Other gross profit fell $21.0 million, or 10%, to $181.9 million from $203.0 million in fiscal 2011, as the 3% growth in ESP profits was more than offset by lower third-party finance fees and service department profits. The $14.6 million reduction in third-party finance fees reflected the mix shift among providers and the resulting increase in the share of finance contracts purchased by subprime providers, as well as CAF’s retention of loans that previously had been financed by third-party providers. Service department gross profit declined $12.2 million primarily due to the deleverage associated with increased service overhead costs, the modest retail unit sales growth and lower service retail sales.

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

Impact of Inflation

Historically, inflation has not been a significant contributor to results. Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices. However, increases in average vehicle selling prices benefit the SG&A ratio and CAF income, to the extent the average amount financed also increases.

During the last three fiscal years, we experienced a period of appreciation in used vehicle wholesale pricing. We believe the appreciation resulted, in part, from the reduced supply of late-model used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods. The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles. In fiscal 2012, we also experienced inflationary increases in key reconditioning cost components including tires and petroleum-based products.

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

CAF provides financing for qualified customers at competitive market rates of interest. CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.

As described in the Critical Accounting Policies section of this MD&A, as of March 1, 2010, we adopted ASU Nos. 2009-16 and 2009-17 on a prospective basis. As a result, the basis on which CAF income was recognized in fiscal 2010 and earlier periods is not directly comparable to the accounting for CAF income in fiscal 2011 and subsequent years.

COMPONENTS OF CAF INCOME

	Years Ended February 29 or 28
(In millions)	2012	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$448.7	9.6	$419.1	9.9	$—	—
Interest expense	(106.1)	(2.3)	(133.8)	(3.2)	—	—

Total interest margin	342.6	7.3	285.3	6.7	—	—
Provision for loan losses	(36.4)	(0.8)	(27.7)	(0.7)	—	—

Total interest margin after provision for loan losses	306.2	6.6	257.6	6.1	—	—

Other income:
Servicing fee income	—	—	0.9	—	41.9	1.0
Interest income on retained interest in securitized receivables	—	—	1.6	—	68.5	1.7
Gain on sales of loans originated and sold	—	—	—	—	83.0	2.0
Other gain	1.5	—	5.0	0.1	26.7	0.7

Total other income	1.5	—	7.5	0.2	220.1	5.4

Direct expenses:
Payroll and fringe benefit expense	(20.7)	(0.4)	(20.6)	(0.5)	(20.2)	(0.5)
Other direct expenses	(24.8)	(0.5)	(24.5)	(0.6)	(24.7)	(0.6)

Total direct expenses	(45.5)	(1.0)	(45.1)	(1.1)	(44.9)	(1.1)

CarMax Auto Finance income	$262.2	5.6	$220.0	5.2	$175.2	4.3

Total average managed receivables	$4,662.4		$4,229.9		$4,057.2

(1)	Percent of total average managed receivables.

CAF income does not include any allocation of indirect costs or income. We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF. Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

CAF ORIGINATION INFORMATION

	Years Ended February 29 or 28(1)
	2012	2011	2010
Net loans originated (in millions)	$2,842.9	$2,147.4	$1,836.9
Vehicle units financed	152,468	120,183	109,030
Penetration rate (2)	36.7%	29.7%	29.9%
Weighted average contract rate	8.8%	8.7%	9.5%
Weighted average term (in months)	65.3	64.5	64.2

(1)	All information relates to loans originated net of 3-day payoffs and vehicle returns.
(2)	Vehicle units financed as a percentage of total retail units sold.

Fiscal 2012 Versus Fiscal 2011. CAF’s average managed receivables increased 10%, to $4.66 billion from $4.23 billion in fiscal 2011. On a net basis (after the effect of 3-day payoffs and vehicle returns) CAF financed 37% of retail vehicle unit sales in fiscal 2012 versus 30% in fiscal 2011. Net loans originated increased 32% to $2.84 billion from $2.15 billion in fiscal 2011, reflecting our decision to retain an increased portion of the loans that third-party providers had been purchasing since CAF’s tightening of lending standards in fiscal 2010, as well as our 8% growth in retail vehicle revenues. As of January 2012, CAF had transitioned back to retaining all of these loans. Our decision to retain the loans that third parties had been purchasing primarily reflected our confidence in our ability to economically fund these loans. We expect that this decision will be accretive to our earnings over time.

CAF income increased 19% to $262.2 million compared with $220.0 million in fiscal 2011. The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, was 7.3% of average managed receivables in fiscal 2012 versus 6.7% in fiscal 2011. Interest and fee income grew $29.6 million, largely reflecting the growth in managed receivables. As a percentage of managed receivables, interest and fee income declined modestly to 9.6% from 9.9% in fiscal 2011 primarily reflecting the effect of the amortization of older loans, partly offset by the shift in the credit quality mix in more recent loan originations. Over the last few years, the average contract rate charged on auto loans has gradually declined, and older loans with higher contract rates have become a smaller portion of total managed receivables. The weighted average contract rate on current loan originations increased slightly to 8.8% in fiscal 2012 from 8.7% in fiscal 2011, primarily reflecting our increased retention of higher risk loans during fiscal 2012. Loans with higher risk are generally charged higher rates of interest. See Note 4 for additional information on the credit quality of auto loan receivables.

Interest expense declined $27.7 million, despite the growth in managed receivables. The decline reflected the effects of the amortization of older, higher-cost term securitizations and the increasing portion of managed receivables that have been funded with newer, lower-cost securitizations. For the past two years, CAF has benefited from historically low funding costs in the asset-backed securitization market. In a rising interest rate environment, CAF’s funding costs may rise more rapidly than consumer rates. Should this occur, the compression in CAF’s interest margin would be recognized over time.

The provision for loan losses increased to $36.4 million, or 0.8% of average managed receivables, from $27.7 million, or 0.7% of average managed receivables in fiscal 2011. The increase in the provision primarily reflected the combination of the growth in average managed receivables and the cumulative effect of the origination and retention of loans with higher risk, partly offset by favorable loss experience in fiscal 2012.

Fiscal 2011 Versus Fiscal 2010. CAF’s average managed receivables increased 4% to $4.23 billion from $4.06 billion in fiscal 2010. On a net basis, CAF financed 30% of retail vehicle unit sales in both fiscal 2011 and fiscal 2010. Net loans originated increased 17% to $2.15 billion from $1.84 billion in fiscal 2010, primarily reflecting our 16% growth in total retail vehicle revenues.

CAF reported income of $220.0 million in fiscal 2011. The total interest margin was 6.7% of total average managed receivables, reflecting the wide spreads between interest rates charged to consumers and our related funding costs. CAF’s portfolio of managed receivables reflected a favorable interest rate environment in which funding costs declined more rapidly than consumer rates.

Prior to March 1, 2010, securitization transactions were accounted for as sales. A gain, recorded at the time of securitization, resulted from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. Other gain included the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods and, changes in the valuation of retained subordinated bonds, as applicable. CAF income also included servicing fee income on securitized receivables and interest income, which included the effective yield on the retained interest, as well as interest income earned on the retained subordinated bonds. Between January 2008 and April 2009, we retained some or all of the subordinated bonds associated with our term securitizations.

CAF reported income of $175.2 million in fiscal 2010, including $26.7 million, or $0.07 per share, of net favorable adjustments related to loans originated in previous fiscal years. The adjustments included $64.0 million of mark-to-market adjustments primarily on the retained subordinated bonds, partially offset by a $56.2 million increase in funding costs related to auto loans originated in prior fiscal years. The gain on loans originated and sold in fiscal 2010 benefited from an increasing spread between consumer rates and CAF’s funding cost, and the tightening of CAF lending standards in fiscal 2010, which reduced expected net loss and discount rate assumptions used to value the gain income.

ALLOWANCE FOR LOAN LOSSES

	Years Ended February 29 or 28
(In millions)	2012	% (2)	2011	% (2)
Balance as of beginning of year	$38.9		$—
Impact of accounting change (1)	—		58.6

Balance after accounting change	38.9	0.9	58.6	1.4
Charge-offs	(92.7)		(85.9)
Recoveries	60.7		38.5
Provision for loan losses	36.4		27.7

Balance as of end of year	$43.3	0.9	$38.9	0.9

(1)	See Note 2(E) for additional information on the effects of the accounting change.
(2)	Percent of total ending managed receivables as of the corresponding reporting date.

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

The allowance for loan losses was 0.9% of ending managed receivables as of both February 29, 2012, and February 28, 2011, as favorable loss experience in the current year largely offset the cumulative effect of originating an increased mix of loans with greater credit risk during fiscal 2012. We expect the allowance for loan losses as a percentage of managed receivables will increase in future years as the higher credit risk loans become a larger percentage of managed receivables.

PAST DUE ACCOUNT INFORMATION

	As of February 29 or 28
(In millions)	2012	2011	2010
Accounts 31+ days past due	$116.5	$121.3	$133.2
Ending managed receivables	$4,981.8	$4,334.6	$4,112.7
Past due accounts as a percentage of ending managed receivables	2.34%	2.80%	3.24%

CREDIT LOSS INFORMATION

	Years Ended February 29 or 28
(In millions)	2012	2011	2010
Net credit losses on managed receivables	$32.0	$47.5	$70.1
Total average managed receivables	$4,662.4	$4,229.9	$4,057.2
Net credit losses as a percentage of total average managed receivables	0.69%	1.12%	1.73%
Average recovery rate	59.7%	54.8%	49.8%

In fiscal 2012, we experienced improvements in both past due accounts as a percentage of ending managed receivables and net credit losses as a percentage of total average managed receivables. We believe the improvements were the result of several factors including our credit tightening implemented in fiscal 2010, the strong recovery rates and general industry trends for losses and delinquencies.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction. The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses

COMPONENTS OF SG&A EXPENSE

	Years Ended February 29 or 28
(In millions)	2012	2011 (1)	2010 (1)
Compensation and benefits (2)	$521.0	$487.8	$451.6
Store occupancy costs	187.6	181.6	182.5
Advertising expense	99.1	95.5	74.7
Other overhead costs (3)	133.1	113.9	83.4

Total SG&A expenses	$940.8	$878.8	$792.2

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.
(2)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.
(3)	Includes IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

Fiscal 2012 Versus Fiscal 2011. SG&A expenses increased 7% to $940.8 million from $878.8 million in fiscal 2011. The increase in SG&A expense was driven by the expansion of our store base, higher growth-related costs, increases in sales commissions and other variable costs and an increase in advertising expense. Growth-related costs include store pre-opening expenses, relocation expenses, and the costs of maintaining store management bench strength to support future growth. SG&A per used unit rose 4% to $2,305 from $2,218 in fiscal 2011. SG&A expenses as a percent of net sales and operating revenues (the “SG&A ratio”), fell to 9.4% from 9.8% in fiscal 2011 reflecting the leverage associated with the increases in used and wholesale unit sales, and average selling prices.

Fiscal 2011 Versus Fiscal 2010. SG&A expenses increased 11% to $878.8 million from $792.2 million in fiscal 2010. The increase in SG&A was consistent with the increase in used unit sales, and it primarily reflected increases in sales commissions and other variable costs associated with the growth in unit sales and higher advertising costs, as well as costs associated with our resumption of store growth. The increase also reflected the absence of a favorable litigation settlement included in SG&A in the prior year, which increased fiscal 2010 net earnings by $0.02 per diluted share. SG&A per used unit was $2,218 in both fiscal 2011 and fiscal 2010. The SG&A ratio improved to 9.8% from 10.6% in fiscal 2010, reflecting the leverage associated with the increases in retail and wholesale unit sales and average selling prices.

Income Taxes

The effective income tax rate was 38.0% in fiscal 2012, 37.9% in fiscal 2011 and 37.8% in fiscal 2010.

FISCAL 2013 PLANNED SUPERSTORE OPENINGS

Location	Television Market	Market Status	Planned Opening Date
Lancaster, Pennsylvania (1)	Harrisburg	New	Q1 fiscal 2013
Bakersfield, California (2)	Bakersfield	New	Q1 fiscal 2013
Nashville, Tennessee	Nashville	Existing	Q2 fiscal 2013
Fort Myers, Florida	Fort Myers	New	Q2 fiscal 2013
Naples, Florida	Fort Myers	New	Q2 fiscal 2013
Oxnard, California	Los Angeles	Existing	Q3 fiscal 2013
Des Moines, Iowa	Des Moines	New	Q3 fiscal 2013
Denver, Colorado (2 stores)	Denver	New	Q3 fiscal 2013
Jackonsville, Florida	Jacksonville	Existing	Q4 fiscal 2013

(1)	Opened in March 2012.
(2)	Opened in April 2012.

We estimate capital expenditures will total approximately $280 million in fiscal 2013. We expect to open between 10 and 15 stores in each of the 3 years following fiscal 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(Y) for information on recent accounting pronouncements applicable to CarMax.

LEASE ACCOUNTING REVISIONS

In fiscal 2012, we revised our consolidated financial statements for fiscal 2011 and fiscal 2010 to correct our accounting for sale-leaseback transactions entered into between 1995 and 2009. As a result of the revision, we have recorded certain of the assets subject to the sale-leaseback transactions on our consolidated balance sheets in property, plant and equipment and the related sales proceeds as finance lease obligations. Depreciation is being recognized on the assets. Payments on the leases are now recognized as interest expense and a reduction of the obligations, rather than being recognized as rent expense. We have determined that our financial statements were not materially affected by the revision. As a result of the correction, reported net earnings per share were reduced by $0.02 in each of fiscal 2012, fiscal 2011 and fiscal 2010. The corrections also increased total assets by $285.6 million and total liabilities by $338.0 million, and reduced total shareholders’ equity by $52.4 million as of February 28, 2011. Operating cash flows were improved by $10.4 million in fiscal 2011 and $9.2 million in fiscal 2010, and financing cash flows were reduced by equal amounts. See Note 2(K) for additional information.

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

Operating Activities. In fiscal 2012 and fiscal 2011, net cash used in operating activities totaled $62.2 million and $6.8 million, respectively, while in fiscal 2010, net cash provided by operating activities totaled $59.5 million. In fiscal 2012 and fiscal 2011, these amounts included increases in auto loan receivables of $675.7 million and $304.7 million, respectively. As discussed in Note 2(E), auto loan receivables and the related cash flows were not reported in the consolidated financial statements prior to fiscal 2011. The increase in auto loan receivables primarily reflected the amount by which CAF net loan originations exceeded loan repayments during the applicable year. CAF auto loan receivables are funded through securitization transactions. As a result, the majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

Inventory totaled $1.09 billion as of the end of fiscal 2012, $1.05 billion as of the end of fiscal 2011 and $843.1 million as of the end of fiscal 2010. The 4% increase in inventory during fiscal 2012 included a 7% increase in used vehicle inventory partially offset by a reduction in new vehicle inventory. The increase in used vehicle inventory reflected the combination of additional used units to support the five stores opened during fiscal 2012 and higher vehicle acquisition costs resulting from the rise in wholesale vehicle valuations. The reduction in new vehicle inventory was primarily due to our termination of a Chrysler franchise in June 2011. The 24% increase in inventory during fiscal 2011 was attributable to the combination of an 18% increase in used vehicle units in inventory and the rise in vehicle acquisition costs. The increase in units reflected the additional vehicles required to support strong sales trends at the end of fiscal 2011, as well as the effect of the three stores opened during that year.

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

Investing Activities. Net cash used in investing activities was $219.4 million in fiscal 2012, $72.2 million in fiscal 2011 and $21.3 million in fiscal 2010. Investing activities primarily consist of capital expenditures, which totaled $172.6 million in fiscal 2012, $76.6 million in fiscal 2011 and $22.4 million in fiscal 2010. Capital expenditures include real estate acquisition and store construction costs for planned future store openings. We strive to maintain a multi-year pipeline of store sites to support our store growth, so portions of capital spending in one year may relate to stores to be opened in subsequent fiscal years. The increases in capital expenditures in fiscal 2012 and fiscal 2011 primarily reflected our resumption of store growth in fiscal 2011 and the ramp in planned store openings from 3 stores in fiscal 2011, to 5 stores in fiscal 2012, and 10 stores planned for fiscal 2013, as well as the 10 to 15 stores planned for each of the following 3 fiscal years. In fiscal 2010, capital spending primarily represented expenditures required to maintain our existing structures that were capital in nature; these expenditures were fairly modest because of the relatively young average age of our store base.

Historically, capital expenditures have been funded with internally-generated funds, debt and sale-leaseback transactions. No sale-leasebacks were conducted during the last three fiscal years.

As of February 29, 2012, we owned 50 and leased 58 of our 108 used car superstores.

Restricted cash from collections on auto loan receivables increased $43.3 million in fiscal 2012 compared with a $1.6 million decrease in fiscal 2011. These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities. Net cash provided by financing activities totaled $683.1 million in fiscal 2012 and $101.8 million in fiscal 2011. Included in these amounts were net increases in total non-recourse notes payable of $670.4 million in fiscal 2012 and $187.3 million in fiscal 2011, which were used to provide the financing for the majority of the increases of $675.7 million and $304.7 million, respectively, in auto loan receivables. As discussed in Note 2(E), non-recourse notes payable and the related cash flows were not reported in the consolidated financial statements prior to fiscal 2011. Net cash provided by financing activities in fiscal 2011 also included a $121.5 million net reduction in borrowings under the revolving credit facility. In fiscal 2010, net cash used in financing activities totaled $160.5 million, which included a $186.0 million net reduction in borrowings under the revolving credit facility.

In fiscal 2011 and fiscal 2010, the reductions in borrowings under the revolving credit facility reflected the use of excess cash to pay down debt, as well as our relatively low levels of capital spending resulting from our temporary suspension of store growth.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of February 29 or 28
(In millions)	2012	2011 (1)	2010 (1)
Non-recourse notes payable	$4,684.1	$4,013.7	$—
Borrowings under revolving credit facility	0.9	1.0	122.5
Finance and capital lease obligations	367.7	380.2	389.6

Total debt	$5,052.7	$4,394.9	$512.1

Cash and cash equivalents	$442.7	$41.1	$18.3

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.

We have a $700 million unsecured revolving credit facility, which expires in August 2016. The credit facility contains representations and warranties, conditions and covenants. As of February 29, 2012, we were in compliance with the covenants. Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. As of February 29, 2012, $0.9 million of short-term debt was outstanding under the credit facility.

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

During fiscal 2012, we completed four term securitizations, funding a total of $2.92 billion of auto loan receivables. As of February 29, 2012, the combined warehouse facility limit was $1.6 billion. At that date, $553.0 million of auto loan receivables were funded in the warehouse facilities and unused warehouse capacity totaled $1.05 billion. Of the combined warehouse facility limit, $800 million will expire in August 2012 and $800 million will expire in February 2013. The securitization agreements related to the warehouse facilities include various financial covenants. As of February 29, 2012, we were in compliance with the financial covenants. See Notes 5 and 11 for additional information on the warehouse facilities.

Finance and capital lease obligations primarily relate to superstores subject to sale-leaseback transactions. Most of these leases had initial terms ranging from 15 to 20 years with additional optional renewal periods ranging from 5 to 20 years. Certain of the leased assets are accounted for using the financing method where the related sales proceeds are recognized as finance obligations and a portion of the periodic lease payments reduce the obligations. The remaining leased assets are accounted for as operating leases.

Cash received on equity issuances, which primarily related to employee stock option exercises, totaled $15.6 million in fiscal 2012, $38.3 million in fiscal 2011 and $31.3 million in fiscal 2010. In fiscal 2011 and fiscal 2010 the receipts included exercises prompted by the increase in our stock price during those years.

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

Fair Value Measurements. We reported money market securities, mutual fund investments, retained interest in securitized receivables and derivative instruments at fair value. See Note 7 for more information on fair value measurements.

CONTRACTUAL OBLIGATIONS

	As of February 29, 2012
(In millions)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Other
Revolving credit agreement (1)	$0.9	$0.9	$—	$—	$—	$—
Finance and capital leases (2)	456.2	46.7	96.0	93.1	220.3	—
Operating leases (2)	454.0	40.9	79.6	75.1	258.4	—
Purchase obligations (3)	97.3	85.7	11.6	—	—	—
Asset retirement obligations (4)	1.1	—	—	0.2	0.9	—
Defined benefit retirement plans (5)	67.6	0.4	—	—	—	67.2
Unrecognized tax benefits (6)	18.2	3.1	—	—	—	15.1

Total	$1,095.3	$177.7	$187.2	$168.4	$479.6	$82.3

(1)	Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table. See Note 11.
(2)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 15.
(3)	Includes certain enforceable and legally binding obligations related to third-party outsourcing services.
(4)	Represents the liability to retire signage, fixtures and other assets at certain leased locations.
(5)

Represents the recognized funded status of our retirement plan, of which $67.2 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 29, 2012. See Note 10.

(6)

Represents the net unrecognized tax benefits related to uncertain tax positions. The timing of payments associated with $15.1 million of these tax benefits could not be estimated as of February 29, 2012. See Note 9.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables

As of February 29, 2012 and February 28, 2011, all loans in our portfolio of managed receivables were fixed-rate installment contracts. Financing for these receivables was achieved through asset securitization programs that, in turn, issued both fixed- and floating-rate securities. Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. Disruptions in the credit markets could impact the effectiveness of our hedging strategies. Other receivables are financed with working capital. Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement. We mitigate credit risk by dealing with highly rated bank counterparties. The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments. See Notes 6 and 7 for additional information on derivative instruments and hedging activities.

COMPOSITION OF AUTO LOAN RECEIVABLES

	As of February 29 or 28
(In millions)	2012	2011
Principal amount of:
Fixed-rate securitizations	$4,183.8	$3,083.6
Floating-rate securitizations synthetically altered to fixed (1)(2)	28.0	109.5
Floating-rate securitizations (1)	553.0	943.0
Other receivables (3)	217.0	198.5

Total	$4,981.8	$4,334.6

(1)

We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market. The current notional amount of these derivatives was $603.0 million as of February 29, 2012, and $972.0 million as of February 28, 2011. See Note 6.

(2)	Represents variable-rate securities issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.
(3)	Other receivables include receivables not funded through the warehouse facilities.

Interest Rate Exposure

We also have interest rate risk from changing interest rates related to borrowings under our revolving credit facility. Substantially all of these borrowing are floating-rate debt based on LIBOR. A 100-basis point increase in market interest rates would have decreased our fiscal 2012 net earnings per share by less than $0.01.

Borrowings under our warehouse facilities are also floating rate debt, generally based on commercial paper rates, and are secured by auto loan receivables on which we collect interest at fixed rates. The receivables are funded through the warehouse facilities until they can be funded through a term securitization or alternative funding arrangement. This floating-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

KPMG LLP, the company’s independent registered public accounting firm, has issued a report on our internal control over financial reporting. Their report is included herein.

THOMAS J. FOLLIARD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three year period ended February 29, 2012. We also have audited the Company’s internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for transfers of auto loan receivables due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 860, Transfers and Servicing, and Topic 810, Consolidation, effective March 1, 2010.

/s/ KPMG LLP
Richmond, Virginia
April 25, 2012

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 29 or 28
(In thousands except per share data)	2012	% (3)	2011 (1)(2)	% (3)	2010 (1)	% (3)
SALES AND OPERATING REVENUES:
Used vehicle sales	$7,826,911	78.2	$7,210,017	80.3	$6,192,278	82.9
New vehicle sales	200,584	2.0	198,532	2.2	186,481	2.5
Wholesale vehicle sales	1,721,647	17.2	1,301,703	14.5	844,868	11.3
Other sales and revenues	254,457	2.5	265,302	3.0	246,566	3.3

NET SALES AND OPERATING REVENUES	10,003,599	100.0	8,975,554	100.0	7,470,193	100.0
Cost of sales	8,624,838	86.2	7,674,326	85.5	6,371,323	85.3

GROSS PROFIT	1,378,761	13.8	1,301,228	14.5	1,098,870	14.7
CARMAX AUTO FINANCE INCOME	262,185	2.6	219,983	2.5	175,217	2.3
Selling, general and administrative expenses	940,786	9.4	878,805	9.8	792,201	10.6
Interest expense	33,714	0.3	34,680	0.4	35,994	0.5
Other income	464	—	480	—	560	—

Earnings before income taxes	666,910	6.7	608,206	6.8	446,452	6.0
Income tax provision	253,115	2.5	230,711	2.6	168,608	2.3

NET EARNINGS	$413,795	4.1	$377,495	4.2	$277,844	3.7

WEIGHTED AVERAGE COMMON SHARES:
Basic	226,282		223,449		219,527
Diluted	230,721		227,601		222,234
NET EARNINGS PER SHARE:
Basic	$1.83		$1.68		$1.25
Diluted	$1.79		$1.65		$1.24

(1)	As discussed in Note 2(K), fiscal 2011 and 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.
(2)	As discussed in Note 2(E), fiscal 2011 reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.
(3)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 29 or 28
(In thousands except share data)	2012	2011 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$442,658	$41,121
Restricted cash from collections on auto loan receivables	204,314	161,052
Accounts receivable, net	86,434	119,597
Inventory	1,092,592	1,049,477
Deferred income taxes	9,938	5,191
Other current assets	17,512	33,660

TOTAL CURRENT ASSETS	1,853,448	1,410,098
Auto loan receivables, net	4,959,847	4,320,575
Property and equipment, net	1,278,722	1,175,317
Deferred income taxes	133,134	123,685
Other assets	106,392	95,874

TOTAL ASSETS	$8,331,543	$7,125,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324,827	$269,763
Accrued expenses and other current liabilities	128,973	105,998
Accrued income taxes	3,125	772
Short-term debt	943	1,002
Current portion of finance and capital lease obligations	14,108	12,617
Current portion of non-recourse notes payable	174,337	132,519

TOTAL CURRENT LIABILITIES	646,313	522,671
Finance and capital lease obligations, excluding current portion	353,566	367,617
Non-recourse notes payable, excluding current portion	4,509,752	3,881,142
Other liabilities	148,800	114,870

TOTAL LIABILITIES	5,658,431	4,886,300

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 227,118,666 and 225,885,693 shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively	113,559	112,943
Capital in excess of par value	877,493	820,639
Accumulated other comprehensive loss	(62,459)	(25,057)
Retained earnings	1,744,519	1,330,724

TOTAL SHAREHOLDERS’ EQUITY	2,673,112	2,239,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,331,543	$7,125,549

(1)	As discussed in Note 2(K), fiscal 2011 reflects the revisions to correct our accounting for sale-leaseback transactions.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 29 or 28
(In thousands)	2012	2011 (1)	2010 (1)
OPERATING ACTIVITIES:
Net earnings	$413,795	$377,495	$277,844
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	82,812	76,321	75,228
Share-based compensation expense	48,089	43,606	37,858
Provision for loan losses	36,439	27,749	—
Loss on disposition of assets	2,569	1,143	372
Deferred income tax (benefit) provision	(872)	17,493	27,541
Impairment of long-lived assets	248	—	2,055
Net decrease (increase) in:
Accounts receivable, net	33,163	(40,538)	(23,558)
Auto loan receivables, held for sale	—	—	(20,830)
Retained interest in securitized receivables	—	43,746	(204,115)
Inventory	(43,115)	(206,344)	(139,976)
Other current assets	15,919	(27,403)	3,095
Auto loan receivables, net	(675,711)	(304,729)	—
Other assets	(6,986)	(7,173)	413
Net increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	43,138	(8,802)	33,741
Other liabilities	(11,652)	678	(10,146)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(62,164)	(6,758)	59,522

INVESTING ACTIVITIES:
Capital expenditures	(172,616)	(76,580)	(22,434)
Proceeds from sales of assets	8	8	662
Insurance proceeds related to damaged property	—	—	447
(Increase) decrease in restricted cash from collections on auto loan receivables	(43,262)	1,556	—
Increase in restricted cash in reserve accounts	(12,364)	(12,631)	—
Release of restricted cash from reserve accounts	12,096	11,434	—
(Purchases) sales of money market securities, net	(678)	4,001	(2,196)
Purchases of investments available-for-sale	(2,638)	—	—
Sales of investments available-for-sale	52	—	2,200

NET CASH USED IN INVESTING ACTIVITIES	(219,402)	(72,212)	(21,321)

FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(59)	119	5
Issuances of long-term debt	—	243,300	606,500
Payments on long-term debt	—	(364,900)	(792,500)
Payments on finance and capital lease obligations	(12,560)	(11,145)	(9,713)
Issuances of non-recourse notes payable	5,130,000	3,348,000	—
Payments on non-recourse notes payable	(4,459,572)	(3,160,749)	—
Equity issuances, net	15,577	38,277	31,307
Excess tax benefits from share-based payment arrangements	9,717	8,911	3,881

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	683,103	101,813	(160,520)

Increase (decrease) in cash and cash equivalents	401,537	22,843	(122,319)
Cash and cash equivalents at beginning of year	41,121	18,278	140,597

CASH AND CASH EQUIVALENTS AT END OF YEAR	$442,658	$41,121	$18,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$33,741	$35,351	$40,344
Cash paid for income taxes	$223,806	$242,510	$163,324
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$8,859	$6,395	$(5,823)
Increase in finance and capital lease obligations	$—	$1,739	$—

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Retained Earnings (1)	Accumulated Other Comprehensive Loss	Total (1)
BALANCE AS OF FEBRUARY 28, 2009 (previous)	220,392	$110,196	$685,938	$813,793	$(16,860)	$1,593,067
Cumulative effect of revision of prior years (1)				(45,174)		(45,174)

BALANCE AS OF FEBRUARY 28, 2009 (revised)	220,392	110,196	685,938	768,619	(16,860)	1,547,893
Comprehensive income:
Net earnings	—	—	—	277,844	—	277,844
Retirement benefit plans, net of taxes of $1,556	—	—	—	—	(2,686)	(2,686)

Total comprehensive income						275,158
Share-based compensation expense	—	—	31,589	—	—	31,589
Exercise of common stock options	3,086	1,543	33,680	—	—	35,223
Shares issued under stock incentive plans	45	23	542	—	—	565
Shares cancelled upon reacquisition	(457)	(229)	(3,687)	—	—	(3,916)
Tax effect from the exercise of common stock options	—	—	(1,928)	—	—	(1,928)

BALANCE AS OF FEBRUARY 28, 2010	223,066	111,533	746,134	1,046,463	(19,546)	1,884,584
Impact of accounting change (2)	—	—	—	(93,234)	—	(93,234)
Comprehensive income:
Net earnings	—	—	—	377,495	—	377,495
Retirement benefit plans, net of taxes of $1,215	—	—	—	—	2,017	2,017
Cash flow hedges, net of taxes of $398	—	—	—	—	(7,528)	(7,528)

Total comprehensive income						371,984
Share-based compensation expense	—	—	29,214	—	—	29,214
Exercise of common stock options	3,126	1,563	44,067	—	—	45,630
Shares issued under stock incentive plans	33	17	458	—	—	475
Shares cancelled upon reacquisition	(339)	(170)	(7,183)	—	—	(7,353)
Tax effect from the exercise of common stock options	—	—	7,949	—	—	7,949

BALANCE AS OF FEBRUARY 28, 2011	225,886	112,943	820,639	1,330,724	(25,057)	2,239,249
Comprehensive income:
Net earnings	—	—	—	413,795	—	413,795
Retirement benefit plans, net of taxes of $13,080	—	—	—	—	(22,246)	(22,246)
Cash flow hedges, net of taxes of $244	—	—	—	—	(15,156)	(15,156)

Total comprehensive income						376,393
Share-based compensation expense	—	—	32,105	—	—	32,105
Exercise of common stock options	1,519	759	24,494	—	—	25,253
Shares issued under stock incentive plans	20	10	540	—	—	550
Shares cancelled upon reacquisition	(306)	(153)	(9,523)	—	—	(9,676)
Tax effect from the exercise of common stock options	—	—	9,238	—	—	9,238

BALANCE AS OF FEBRUARY 29, 2012	227,119	$113,559	$877,493	$1,744,519	$(62,459)	$2,673,112

(1)	As discussed in Note 2(K), this reflects the revisions to correct our accounting for sale-leaseback transactions.
(2)	As discussed in Note 2(E), this reflects the adoption of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

CarMax, Inc. (“we”, “our”, “us”, “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility. At select locations we also sell new vehicles under various franchise agreements. We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CarMax Auto Finance (“CAF”), our own finance operation, and third-party financing providers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service. Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

Cash equivalents of $429.3 million as of February 29, 2012, and $23.9 million as of February 28, 2011, consisted of highly liquid investments with original maturities of three months or less.

(C)	Restricted Cash from Collections on Auto Loan Receivables

Cash accounts totaling $204.3 million as of February 29, 2012, and $161.1 million as of February 28, 2011, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

(D)	Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance companies and customers and other miscellaneous receivables. The allowance for doubtful accounts is estimated based on historical experience and trends.

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

Beginning in fiscal 2011, CAF income no longer includes a gain on the sale of loans through securitization transactions, but instead primarily reflects the interest and certain other income associated with the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses. See Notes 3 and 5 for additional information on securitizations.

(F)	Fair Value of Financial Instruments

Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value of our cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, short-term debt and long-term debt approximates fair value. Our derivative instruments are recorded at fair value. Auto loan receivables are presented net of an allowance for estimated loan losses. See Note 7 for additional information on fair value measurements.

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

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term, if applicable. Property held under capital lease is stated at the lesser of the present value of the future minimum lease payments at the inception of the lease or fair value. Amortization of capital lease assets is computed on a straight-line basis over the shorter of the initial lease term or the estimated useful life of the asset and is included in depreciation expense. Costs incurred during new store construction are capitalized as construction-in-progress and reclassified to the appropriate fixed asset categories when the store is completed.

ESTIMATED USEFUL LIVES

Life
Buildings	25 years
Capital lease	20 years
Leasehold improvements	8 – 15 years
Furniture, fixtures and equipment	3 – 15 years

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset. We recognized impairments of $0.2 million in fiscal 2012 and $2.1 million in fiscal 2010 related to assets within land held for sale. No impairment of long-lived assets resulted from our impairment tests in fiscal 2011.

(J)	Other Assets

Computer Software Costs. We capitalize external direct costs of materials and services used in, and payroll and related costs for employees directly involved in the development of, internal-use software. We amortize amounts capitalized on a straight-line basis over five years.

Goodwill and Intangible Assets. Goodwill and other intangibles had a carrying value of $10.1 million as of February 29, 2012 and February 28, 2011. We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable. No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2012, fiscal 2011 or fiscal 2010.

Restricted Cash on Deposit in Reserve Accounts. The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors. Restricted cash on deposit in reserve accounts was $45.3 million as of February 29, 2012, and $45.0 million as of February 28, 2011. See Note 5 for additional information on securitizations.

Restricted Investments. Restricted investments includes money market securities primarily associated with certain insurance programs and mutual funds held in a rabbi trust established in May 2011 to fund informally our executive deferred compensation plan. Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value approximates fair value. Restricted investments totaled $31.4 million as of February 29, 2012, and $26.7 million as of February 28, 2011.

(K)	Finance Lease Obligations

We revised our consolidated financial statements for fiscal 2011 and 2010 to correct our accounting for sale-leasebacks transactions. The revisions resulted from the misapplication of the sale-leaseback provisions of FASB ASC Topic 840, Leases, related to transactions we entered into between fiscal 1995 and 2009. We determined that our financial statements were not materially affected by the correction.

The related lease agreements give us the ability, by exercising renewal options, to extend the leases to cover substantially all of the lease assets’ useful lives at fixed payment terms. This type of renewal is generally considered a form of “continuing involvement,” which should have precluded us from derecognizing certain of the related assets from our consolidated balance sheets.

To correct our accounting for these sale-leaseback transactions, we used the financing method where we recorded certain of the assets subject to the sale-leasebacks on our consolidated balance sheets in property, plant and equipment and the related sales proceeds as finance lease obligations. Depreciation is being recognized on the assets. Payments on the leases are now recognized as interest expense and a reduction of the obligations, rather than being recognized as rent expense. The revisions resulted in a net increase in cash flows from operating activities with an equal net decrease in cash flows from financing activities. The following tables summarize the impacts of the revisions on the major financial statement line items for the respective periods.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended February 28, 2011
(In thousands except per share data)	Previously Reported	Adjustments	Revised
Selling, general and administrative expenses	$905,091	$(26,286)	$878,805
Interest expense	$3,110	$31,570	$34,680
Earnings before income taxes	$613,490	$(5,284)	$608,206
Income tax provision	$232,612	$(1,901)	$230,711
Net earnings	$380,878	$(3,383)	$377,495

Net Earnings Per Share:
Basic	$1.70	$(0.02)	$1.68
Diluted	$1.67	$(0.02)	$1.65

	Year Ended February 28, 2010
(In thousands except per share data)	Previously Reported	Adjustments	Revised
Selling, general and administrative expenses	$818,691	$(26,490)	$792,201
Interest expense	$3,460	$32,534	$35,994
Earnings before income taxes	$452,496	$(6,044)	$446,452
Income tax provision	$170,828	$(2,220)	$168,608
Net earnings	$281,668	$(3,824)	$277,844

Net Earnings Per Share:
Basic	$1.27	$(0.02)	$1.25
Diluted	$1.26	$(0.02)	$1.24

CONSOLIDATED BALANCE SHEET

	As of February 28, 2011
(In thousands)	Previously Reported	Adjustments	Revised
Property and equipment, net	$920,045	$255,272	$1,175,317
Deferred income taxes	$92,278	$31,407	$123,685
Other assets	$96,913	$(1,039)	$95,874
Accrued expenses and other current liabilities	$103,389	$2,609	$105,998
Current portion of long-term debt	$772	$(772)	$—
Current portion of finance and capital lease obligations	$—	$12,617	$12,617
Long-term debt, excluding current portion	$28,350	$(28,350)	$—
Finance and capital lease obligations, excluding current portion	$—	$367,617	$367,617
Other liabilities	$130,570	$(15,700)	$114,870
Retained earnings	$1,383,105	$(52,381)	$1,330,724

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2011
(In thousands)	Previously Reported	Adjustments	Revised
Net cash used in operating activities	$(17,198)	$10,440	$(6,758)
Net cash provided by financing activities	$112,253	$(10,440)	$101,813
Increase in cash and cash equivalents	$22,843	$—	$22,843

	Year Ended February 28, 2010
(In thousands)	Previously Reported	Adjustments	Revised
Net cash provided by operating activities	$50,290	$9,232	$59,522
Net cash used in financing activities	$(151,288)	$(9,232)	$(160,520)
Decrease in cash and cash equivalents	$(122,319)	$—	$(122,319)

(L)	Other Accrued Expenses

As of February 29, 2012 and February 28, 2011, accrued expenses and other current liabilities included accrued compensation and benefits of $87.9 million and $65.9 million, respectively, and loss reserves for general liability and workers’ compensation insurance of $23.0 million and $21.6 million, respectively.

(M)	Defined Benefit Plan Obligations

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

(N)	Insurance Liabilities

Insurance liabilities are included in accrued expenses and other current liabilities. We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care costs, a portion of which is paid by associates. Estimated insurance liabilities are determined by considering historical claims experience, demographic factors and other actuarial assumptions.

(O)	Revenue Recognition

We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5-day, money-back guarantee. If a customer returns the vehicle purchased within the parameters of the guarantee, we will refund the customer’s money. We record a reserve for returns based on historical experience and trends.

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

(P)	Cost of Sales

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

(Q)	Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; depreciation, rent and other occupancy costs; advertising; and IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

(R)	Advertising Expenses

Advertising costs are expensed as incurred and substantially all are included in SG&A expenses. Total advertising expenses were $100.3 million in fiscal 2012, $96.2 million in fiscal 2011 and $75.1 million in fiscal 2010. Total advertising expenses were 1.0% of net sales and operating revenues for fiscal 2012, 1.1% for fiscal 2011 and 1.0% for fiscal year 2010.

(S)	Store Opening Expenses

Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(T)	Share-Based Compensation

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

(U)	Derivative Instruments and Hedging Activities

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

(V)	Income Taxes

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

(W)	Net Earnings Per Share

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

(X)	Risks and Uncertainties

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

(Y)	Recent Accounting Pronouncements

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

3.	CARMAX AUTO FINANCE INCOME

	Years Ended February 29 or 28
(In millions)	2012	% (1)	2011	% (1)	2010	% (1)
Interest margin:
Interest and fee income	$448.7	9.6	$419.1	9.9	$—	—
Interest expense	(106.1)	(2.3)	(133.8)	(3.2)	—	—

Total interest margin	342.6	7.3	285.3	6.7	—	—
Provision for loan losses	(36.4)	(0.8)	(27.7)	(0.7)	—	—

Total interest margin after provision for loan losses	306.2	6.6	257.6	6.1	—	—

Other income:
Servicing fee income	—	—	0.9	—	41.9	1.0
Interest income on retained interest in securitized receivables	—	—	1.6	—	68.5	1.7
Gain on sales of loans originated and sold	—	—	—	—	83.0	2.0
Other gain	1.5	—	5.0	0.1	26.7	0.7

Total other income	1.5	—	7.5	0.2	220.1	5.4

Direct expenses:
Payroll and fringe benefit expense	(20.7)	(0.4)	(20.6)	(0.5)	(20.2)	(0.5)
Other direct expenses	(24.8)	(0.5)	(24.5)	(0.6)	(24.7)	(0.6)

Total direct expenses	(45.5)	(1.0)	(45.1)	(1.1)	(44.9)	(1.1)

CarMax Auto Finance income	$262.2	5.6	$220.0	5.2	$175.2	4.3

Total average managed receivables	$4,662.4		$4,229.9		$4,057.2

(1)	Percent of total average managed receivables.

CAF provides financing for qualified customers at competitive market rates of interest. We securitize substantially all of the loans originated by CAF, as discussed in Note 5. CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, direct CAF expenses and a provision for estimated loan losses.

As described in Note 2(E), as of March 1, 2010, we adopted ASU Nos. 2009-16 and 2009-17 on a prospective basis. Prior to March 1, 2010, the majority of CAF income was typically generated by the spread between the interest rates charged to customers and the related funding cost for loans originated during the period. A gain, recorded at the time of securitization, resulted from recording a receivable approximately equal to the present value of the expected residual cash flows generated by the securitized receivables. The cash flows were calculated taking into account expected prepayments, losses and funding costs. The gain on sales of loans originated and sold included both the gain income recorded at the time of securitization and the effect of any subsequent changes in valuation assumptions or funding costs that were incurred in the same fiscal period that the loans were originated. Other gains or losses included the effects of changes in valuation assumptions or funding costs related to loans originated and sold during previous fiscal periods, the effects of new term securitizations and changes in the valuation of retained subordinated bonds, as applicable.

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

Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses. We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement. The majority of these amounts serve as collateral for the related non-recourse notes payable of $4.68 billion as of February 29, 2012, and $4.01 billion as of February 28, 2011. See Notes 5 and 11 for additional information on securitizations and non-recourse notes payable.

AUTO LOAN RECEIVABLES, NET

	As of February 29 or 28
(In millions)	2012	2011
Warehouse facilities	$553.0	$943.0
Term securitizations	4,211.8	3,193.1
Other receivables (1)	217.0	198.5

Total ending managed receivables	4,981.8	4,334.6
Accrued interest and fees	23.1	20.9
Other	(1.8)	4.0
Less allowance for loan losses	(43.3)	(38.9)

Auto loan receivables, net	$4,959.8	$4,320.6

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

Credit Quality. When customers apply for financing, CAF uses proprietary scoring models that rely on the customers’ credit history and certain application information to evaluate and rank their risk. Credit histories are obtained from credit bureau reporting agencies and include information such as number, age, type of and payment history for prior or existing credit accounts. The application information that is used includes income, collateral value and down payment. Our scoring models yield credit grades that represent the relative likelihood of repayment. Customers assigned a grade of “A” are determined to have the highest probability of repayment, and customers assigned a lower grade are determined to have a lower probability of repayment. For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis. We validate the accuracy of the scoring models periodically. Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

ENDING MANAGED RECEIVABLES BY MAJOR CREDIT GRADE

	As of February 29		As of February 28
(In millions)	2012 (1)	% (2)	2011 (1)	% (2)
A	$2,452.8	49.2	$2,234.1	51.5
B	1,923.6	38.6	1,668.0	38.5
C and other	605.4	12.2	432.5	10.0

Total ending managed receivables	$4,981.8	100.0	$4,334.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.
(2)	Percent of total ending managed receivables.

ALLOWANCE FOR LOAN LOSSES

	Years Ended February 29 or 28
(In millions)	2012	% (2)	2011	% (2)
Balance as of beginning of year	$38.9		$—
Impact of accounting change (1)	—		58.6

Balance after accounting change	38.9	0.9	58.6	1.4
Charge-offs	(92.7)		(85.9)
Recoveries	60.7		38.5
Provision for loan losses	36.4		27.7

Balance as of end of year	$43.3	0.9	$38.9	0.9

(1)	See Note 2(E) for additional information on the effects of the accounting change.
(2)	Percent of total ending managed receivables as of the corresponding reporting date.

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

PAST DUE RECEIVABLES

	As of February 29		As of February 28
(In millions)	2012	% (1)	2011	% (1)
Total ending managed receivables	$4,981.8	100.0	$4,334.6	100.0

Delinquent loans:
31-60 days past due	$85.1	1.7	$86.6	2.0
61-90 days past due	21.8	0.4	24.2	0.6
Greater than 90 days past due	9.6	0.2	10.5	0.2

Total past due	$116.5	2.3	$121.3	2.8

(1)	Percent of total ending managed receivables.

5.	SECURITIZATIONS

Securitization Financing. We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement. We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors (“bank conduits”). The bank conduits generally issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables.

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

We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets. See Note 11 for additional information on our non-recourse notes payable

Financial Covenants and Performance Triggers. The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers. The financial covenants include a maximum net leverage ratio and a minimum interest and rent coverage ratio. Performance triggers require that the pools of securitized receivables in the warehouse facilities achieve specified thresholds related to loss and delinquency rates. If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities. In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer. Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents. As of February 29, 2012, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

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

Retained Interest. Prior to March 1, 2010, all transfers of auto loan receivables were accounted for as sales. When the receivables were securitized, we recognized a gain on the sale and retained an interest in the receivables that were securitized. The retained interest included the present value of the expected residual cash flows generated by the securitized receivables, or “interest-only strip receivables,” various reserve accounts, required excess receivables and retained subordinated bonds. As of February 29, 2012, and February 28, 2011, there was no retained interest, as all transfers of auto loan receivables were accounted for as secured borrowings.

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

PAST DUE ACCOUNT INFORMATION

(In millions)	As of February 28, 2010
Accounts 31+ days past due	$133.2
Ending managed receivables	$4,112.7
Past due accounts as a percentage of ending managed receivables	3.24%

CREDIT LOSS INFORMATION

(In millions)	Year Ended February 28, 2010
Net credit losses on managed receivables	$70.1
Total average managed receivables	$4,057.2
Net credit losses as a percentage of total average managed receivables	1.73%
Average recovery rate	49.8%

SELECTED CASH FLOWS FROM SECURITIZED RECEIVABLES

(In millions)	Year Ended February 28, 2010
Proceeds from new securitizations	$1,647.0
Proceeds from collections	$779.2
Servicing fees received	$41.8
Other cash flows received from the retained interest:
Interest-only strip and excess receivables	$131.0
Reserve account releases	$16.6
Interest on retained subordinated bonds	$9.5

Proceeds from New Securitizations. Proceeds from new securitizations included proceeds from receivables that were newly securitized in or refinanced through the warehouse facility during the indicated period. Balances previously outstanding in term securitizations that were refinanced through the warehouse facility totaled $76.0 million in fiscal 2010. Proceeds received when we refinance receivables from the warehouse facility are excluded from this table as they are not considered new securitizations.

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

Risk Management Objective of Using Derivatives. We are exposed to certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt. Primary exposures include LIBOR and other rates used as benchmarks in our securitizations. We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the value of which are impacted by interest rates. Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income. Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt. During the next 12 months, we estimate that an additional $12.5 million will be reclassified as a decrease to CAF income.

As of February 29, 2012, we had interest rate swaps outstanding with a combined notional amount of $603.0 million that were designated as cash flow hedges of interest rate risk.

Non-designated Hedges. Derivative instruments not designated as accounting hedges, including interest rate swaps and interest rate caps, are not speculative. These instruments are used to limit risk for investors in the warehouse facilities, to minimize the funding costs related to certain term securitization vehicles and to mitigate interest rate risk associated with related financial instruments. Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income. Prior to

March 1, 2010, substantially all of the changes in the fair value of derivatives were offset by the changes in fair value of our retained interest in the related securitized receivables, which were also recorded in CAF income. See Note 5 for additional information on retained interest.

As of February 29, 2012, we had interest rate swaps outstanding with a combined notional amount of $60.2 million and interest rate caps outstanding with offsetting (asset and liability) notional amounts of $853.7 million that were not designated as accounting hedges.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The table below presents the fair values of our derivative instruments as well as their classification on the consolidated balance sheets. See Note 7 for additional information on fair value measurements.

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	As of February 29, 2012		As of February 28, 2011
(In thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$11	$—	$2,105	$—
Interest rate swaps (2)	—	(1,643)	—	(1,093)

Total derivatives designated as accounting hedges	11	(1,643)	2,105	(1,093)

Derivatives not designated as accounting hedges:
Interest rate swaps (1)	304	—	1,136	—
Interest rate swaps (2)	—	(335)	—	(2,742)
Interest rate caps (1)	83	(81)	778	(779)

Total derivatives not designated as accounting hedges	387	(416)	1,914	(3,521)

Total	$398	$(2,059)	$4,019	$(4,614)

(1)	Reported in other current assets on the consolidated balance sheets.
(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statements of Earnings. The tables below present the effect of the company’s derivative instruments on the consolidated statements of earnings.

DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES

	Years Ended February 29 or 28
(In thousands)	2012	2011	2010
Interest rate swaps:
Loss recognized in AOCL (1)	$22,968	$10,376	$—
Loss reclassified from AOCL into CAF Income (1)	$7,567	$2,450	$—
Loss recognized in CAF Income (2)	$—	$4	$—

(1)	Represents the effective portion.
(2)	Represents the ineffective portion and amount excluded from effectiveness testing.

DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

		Years Ended February 29 or 28
(In thousands)	Location	2012	2011	2010
Gain (loss) on interest rate swaps (1)	CAF Income	$1,529	$3,661	$(8,547)
Net periodic settlements and accrued interest	CAF Income	(1,615)	(7,969)	(20,128)

Total		$(86)	$(4,308)	$(28,675)

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

For the retained subordinated bonds, we based our valuation on observable market prices for similar assets when available. Otherwise, our valuations were based on input from independent third parties and internal valuation models. As the key assumption used in the valuation was based on unobservable inputs, we classified the retained subordinated bonds as Level 3. As described in Note 5, there was no retained interest as of February 29, 2012, or February 28, 2011.

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of February 29, 2012
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$458.1	$—	$458.1
Mutual fund investments	2.6	—	2.6
Derivative instruments	—	0.3	0.3

Total assets at fair value	$460.7	$0.3	$461.0

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	5.5%	—%	5.5%

Liabilities:
Derivative instruments	$—	$2.0	$2.0

Total liabilities at fair value	$—	$2.0	$2.0

Percent of total liabilities	—%	—%	—%

	As of February 28, 2011
(In millions)	Level 1	Level 2	Total
Assets:
Money market securities	$50.6	$—	$50.6
Derivative instruments	—	3.2	3.2

Total assets at fair value	$50.6	$3.2	$53.8

Percent of total assets at fair value	94.0%	6.0%	100.0%
Percent of total assets	0.7%	0.0%	0.8%

Liabilities:
Derivative instruments	$—	$3.8	$3.8

Total liabilities at fair value	$—	$3.8	$3.8

Percent of total liabilities	—%	0.1%	0.1%

CHANGES IN LEVEL 3 ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

Year Ended
(In millions)	February 28, 2011
Balance at beginning of year	$552.4
Impact of accounting change (1)	(508.6)

Balance as of March 1	43.7
Total realized/unrealized gains (2)	0.4
Purchases, sales, issuances and settlements, net	(44.2)

Balance at end of year	$—

(1)	See Note 2(E) for additional information on the effects of the accounting change.
(2)	Reported in CarMax Auto Finance income in the consolidated statements of earnings.

8.	PROPERTY AND EQUIPMENT

	As of February 29 or 28
(In thousands)	2012	2011 (1)
Land	$232,274	$221,997
Land held for sale	8,446	8,693
Land held for development	119,087	72,168
Buildings	1,033,034	1,005,416
Capital leases	1,739	1,739
Leasehold improvements	95,110	83,287
Furniture, fixtures and equipment	273,280	248,944
Construction in progress	92,393	44,894

Total property and equipment	1,855,363	1,687,138
Less accumulated depreciation and amortization	576,641	511,821

Property and equipment, net	$1,278,722	$1,175,317

(1)	As discussed in Note 2(K), fiscal 2011 reflects the revisions to correct our accounting for sale-leaseback transactions.

Land held for development represents land owned for potential expansion. Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt. Accumulated amortization on capital lease assets was $0.1 million as of February 29, 2012, and February 28, 2011.

9.	INCOME TAXES

INCOME TAX PROVISION

	Years Ended February 29 or 28
(In thousands)	2012	2011 (1)	2010 (1)
Current:
Federal	$223,548	$184,919	$123,215
State	30,439	28,300	17,852

Total	253,987	213,219	141,067

Deferred:
Federal	54	16,484	25,689
State	(926)	1,009	1,852

Total	(872)	17,493	27,541

Income tax provision	$253,115	$230,711	$168,608

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.

EFFECTIVE INCOME TAX RATE RECONCILIATION

	Years Ended February 29 or 28
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.9	3.3	3.0
Nondeductible and other items	0.2	(0.2)	(0.2)
Credits	(0.2)	—	—
Valuation allowance	0.1	(0.2)	—

Effective income tax rate	38.0%	37.9%	37.8%

TEMPORARY DIFFERENCES RESULTING IN DEFERRED TAX ASSETS AND LIABILITIES

	As of February 29 or 28
(In thousands)	2012	2011 (1)
Deferred tax assets:
Accrued expenses	$33,888	$33,366
Partnership basis	55,710	47,798
Depreciation and amortization	43,672	41,194
Stock compensation	53,635	45,726
Capital loss carry forward	2,152	1,445

Total gross deferred tax assets	189,057	169,529
Less: valuation allowance	(2,152)	(1,445)

Net gross deferred tax assets	186,905	168,084

Deferred tax liabilities:
Finance lease obligations	31,634	26,982
Prepaid expenses	6,892	6,394
Inventory	3,240	3,668
Derivatives	2,067	2,164

Total gross deferred tax liabilities	43,833	39,208

Net deferred tax asset	$143,072	$128,876

(1)	As discussed in Note 2(K), fiscal 2011 reflects the revisions to correct our accounting for sale-leaseback transactions.

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

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowance as of February 29, 2012, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

RECONCILIATION OF UNRECOGNIZED TAX BENEFITS

	Years Ended February 29 or 28
(In thousands)	2012	2011	2010
Balance at beginning of year	$18,662	$21,952	$25,584
Increases for tax positions of prior years	5,403	10,183	4,756
Decreases for tax positions of prior years	(6,918)	(17,017)	(5,114)
Increases based on tax positions related to the current year	4,754	6,712	6,186
Settlements	(334)	(3,168)	(9,460)
Lapse of statute	(637)	—	—

Balance at end of year	$20,930	$18,662	$21,952

As of February 29, 2012, we had $20.9 million of gross unrecognized tax benefits, $3.9 million of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows. As of February 28, 2011, we had $18.7 million of gross unrecognized tax benefits, $3.5 million of which, if recognized, would affect our effective tax rate. As of February 28, 2010, we had $22.0 million of gross unrecognized tax benefits, $1.7 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses. Our accrual for interest increased $0.6 million to $1.1 million as of February 29, 2012, from $0.5 million as of February 28, 2011. Our accrual for interest decreased $2.6 million to $0.5 million as of February 28, 2011, from $3.1 million as of February 28, 2010.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions. With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2007.

10.	BENEFIT PLANS

(A)	Retirement Benefit Plans

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

BENEFIT PLAN INFORMATION

	Years Ended February 29 or 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Obligation at beginning of year	$118,512	$107,802	$9,105	$8,691	$127,617	$116,493
Interest cost	6,830	6,541	518	520	7,348	7,061
Actuarial loss	30,996	5,620	471	67	31,467	5,687
Benefits paid	(1,706)	(1,451)	(202)	(173)	(1,908)	(1,624)

Obligation at end of year	154,632	118,512	9,892	9,105	164,524	127,617

Change in fair value of plan assets:
Plan assets at beginning of year	91,492	77,723	—	—	91,492	77,723
Actual return on plan assets	2,551	15,220	—	—	2,551	15,220
Employer contributions	4,560	—	202	173	4,762	173
Benefits paid	(1,706)	(1,451)	(202)	(173)	(1,908)	(1,624)

Plan assets at end of year	96,897	91,492	—	—	96,897	91,492

Funded status recognized	$(57,735)	$(27,020)	$(9,892)	$(9,105)	$(67,627)	$(36,125)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(409)	$(381)	$(409)	$(381)
Noncurrent liability	(57,735)	(27,020)	(9,483)	(8,724)	(67,218)	(35,744)

Net amount recognized	$(57,735)	$(27,020)	$(9,892)	$(9,105)	$(67,627)	$(36,125)

Accumulated benefit obligation	$154,632	$118,512	$9,892	$9,105	$164,524	$127,617

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

ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS

	As of February 29 or 28
	Pension Plan		Restoration Plan
	2012	2011	2012	2011
Discount rate	4.75%	5.80%	4.75%	5.80%

Plan Assets. Our pension plan assets are held in trust and management sets the investment policies and strategies. Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return. We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance. Target allocations for plan assets are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below the targets. We target allocating 75% of plan assets to equity and equity-related instruments and 25% to fixed income securities. Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The equity-related instruments consist of collective funds that are public investment vehicles with the underlying assets currently representing mutual funds that include equity securities of highly diversified large-, mid-, small-cap companies located in the United States and internationally. The fixed income securities are currently composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2013.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers. Within the fair value hierarchy (see Note 7), cash and cash equivalents and the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value. The collective funds are public investment vehicles valued using a net asset value (“NAV”) provided by the plan’s trustee as a practical expedient for measuring the fair value. The NAV is based on the underlying net assets owned by the fund divided by the number of shares outstanding. The NAV’s unit price is quoted on a private market that is not active. However, the NAV is based on the fair value of the underlying securities within the fund, which are traded on an active market and valued at the closing price reported on the active market on which those individual securities are traded. As such, the collective funds are classified as Level 2.

FAIR VALUE OF PLAN ASSETS AND FAIR VALUE HIERARCHY

	As of February 29 or 28
(In thousands)	2012	2011
Cash and cash equivalents (Level 1)	$595	$421
Mutual funds (Level 1):
Equity securities (1)	24,410	58,197
Equity securities – international (2)	4,078	11,395
Fixed income securities (3)	22,750	21,482
Collective funds (Level 2):
Equity securities (4)	36,803	—
Equity securities – international (5)	8,261	—
Investment payables, net	—	(3)

Total	$96,897	$91,492

(1)

Includes large-, mid- and small-cap companies primarily from diverse U.S. industries including computer, oil and gas and internet sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities as of February 29, 2012 (85% and 15%, respectively, as of February 28, 2011) .

(2)

Consists of equity securities of primarily foreign corporations from diverse industries including bank, oil and gas and pharmaceutical sectors; 100% of securities relate to non-U.S. entities as of February 29, 2012 (90% relate to non-U.S. entities and 10% relate to U.S. entities, as of February 28, 2011).

(3)

Includes debt securities of U.S. and foreign governments, their agencies and corporations, and diverse investments in mortgage-backed securities and corporate bonds; approximately 70% of securities relate to U.S. entities and 30% of securities relate to non-U.S. entities (75% and 25%, respectively, as of February 28, 2011).

(4)

Includes pooled funds representing mutual funds that include large-, mid- and small-cap companies from diverse U.S. industries including bank, internet and computer sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities.

(5)

Consists of pooled funds representing mutual funds that include equity securities of primarily foreign corporations from diverse industries including bank, oil and gas and REIT sectors; approximately 90% of securities relate to non-U.S. entities and 10% of securities relate to U.S. entities.

Funding Policy. For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to contribute $7.2 million to the pension plan in fiscal 2013. For the non-funded restoration plan, we contribute an amount equal to the benefit payments.

ESTIMATED FUTURE BENEFIT PAYMENTS

(In thousands)	Pension Plan	Restoration Plan
Fiscal 2013	$1,669	$409
Fiscal 2014	$2,001	$475
Fiscal 2015	$2,308	$489
Fiscal 2016	$2,624	$499
Fiscal 2017	$2,959	$507
Fiscal 2018 to 2022	$20,847	$2,856

COMPONENTS OF NET PENSION EXPENSE

	Years Ended February 29 or 28
(In thousands)	Pension Plan			Restoration Plan			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Interest cost	$6,830	$6,541	$5,710	$518	$520	$605	$7,348	$7,061	$6,315
Expected return on plan assets	(6,870)	(6,580)	(6,487)	—	—	—	(6,870)	(6,580)	(6,487)
Recognized actuarial loss	461	280	—	—	—	—	461	280	—

Net pension expense (benefit)	$421	$241	$(777)	$518	$520	$605	$939	$761	$(172)

CHANGES NOT RECOGNIZED IN NET PENSION EXPENSE BUT

RECOGNIZED IN OTHER COMPREHENSIVE INCOME

	Years Ended February 29 or 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2012	2011	2012	2011	2012	2011
Net actuarial loss (gain)	$35,315	$(3,020)	$471	$68	$35,786	$(2,952)

In fiscal 2013, we anticipate that $1.2 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss. We do not anticipate that any estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.

ASSUMPTIONS USED TO DETERMINE NET PENSION EXPENSE

	Years Ended February 29 or 28
	Pension Plan			Restoration Plan
	2012	2011	2010	2012	2011	2010
Discount rate	5.80%	6.10%	6.85%	5.80%	6.10%	6.85%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—	—	—

Assumptions. Underlying both the calculation of the PBO and the net pension expense are actuarial calculations of each plan’s liability. These calculations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant being the discount rate, rate of return on plan assets and mortality rate. We evaluate these assumptions at least once a year and make changes as necessary.

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

Given the frozen status of the pension and benefit restoration plans, the rate of compensation increases is not applicable for periods subsequent to December 31, 2008. Prior to this date, we determined the rate of compensation increases based upon our long-term plans for these increases. Mortality rate assumptions are based on the life expectancy of the population and were updated in fiscal 2011 to account for increases in life expectancy.

(B)	Retirement Savings 401(k) Plan

We sponsor a 401(k) plan for all associates meeting certain eligibility criteria. In conjunction with the pension plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009. The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution. Additionally, an annual company-funded contribution regardless of associate participation was implemented, as well as an additional company-funded contribution to those associates meeting certain age and service requirements. The total cost for company contributions was $20.9 million in fiscal 2012, $20.5 million in fiscal 2011 and $20.1 million in fiscal 2010.

(C)	Retirement Restoration Plan

Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan. Under this plan, these associates may continue to defer portions of their compensation for retirement savings. We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements. This plan is unfunded with lump sum payments to be made upon the associate’s retirement. The total cost for this plan was $0.5 million in fiscal 2012 and $1.0 million in fiscal 2011. The total cost for this plan was not material in fiscal 2010.

(D)	Executive Deferred Compensation Plan

Effective January 1, 2011, we established an unfunded nonqualified deferred compensation plan to permit certain eligible key associates to defer receipt of a portion of their compensation to a future date. This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan. The total cost for this plan was not material in fiscal 2012 and fiscal 2011.

11.	DEBT

	As of February 29 or 28
(In thousands)	2012	2011 (1)
Revolving credit facility	$943	$1,002
Finance and capital lease obligations	367,674	380,234
Non-recourse notes payable	4,684,089	4,013,661

Total debt	5,052,706	4,394,897
Less short-term debt and current portion:
Revolving credit facility	943	1,002
Finance and capital lease obligations	14,108	12,617
Non-recourse notes payable	174,337	132,519

Total debt, excluding current portion	$4,863,318	$4,248,759

(1)	As discussed in Note 2(K), fiscal 2011 reflects the revisions to correct our accounting for sale-leaseback transactions.

Revolving Credit Facility. During the second quarter of fiscal 2012, we entered into a new 5-year, $700 million unsecured revolving credit facility (the “credit facility”) with various financial institutions. This credit facility replaced our existing $700 million inventory-secured credit facility that was scheduled to expire in December 2011. The credit facility contains representations and warranties, conditions and covenants. Borrowings under this credit facility are available for working capital and general corporate purposes. Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing. We pay a commitment fee on the unused portions of the available funds.

As of February 29, 2012, $0.9 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.6% in fiscal 2012, fiscal 2011 and fiscal 2010.

We capitalize interest in connection with the construction of certain facilities. Capitalized interest totaled $0.1 million in fiscal 2011 and $0.3 million in fiscal 2010. There was no capitalized interest in fiscal 2012.

Finance and Capital Lease Obligations. Finance and capital lease obligations primarily relate to superstores subject to sale-leaseback transactions. The leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly. Payments on the leases are recognized as interest expense and a reduction of the obligations. In conjunction with certain of the sale-leaseback transactions, we must meet financial covenants relating to minimum tangible net worth and minimum coverage of rent expense. We were in compliance with all such covenants as of February 29, 2012. We have not entered into any sale-leaseback transactions since fiscal 2009. See Note 15 for additional information on future minimum lease obligations.

Non-Recourse Notes Payable. The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables. The non-recourse notes payable accrue interest at fixed rates and mature between June 2012 and August 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables. As of February 29, 2012, $4.68 billion of non-recourse notes payable was outstanding. The outstanding balance included $174.3 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

During the fourth quarter of fiscal 2012, we renewed our $800 million warehouse facility that was scheduled to expire in February 2012 for an additional 364-day term. As of February 29, 2012, the combined warehouse facility limit was $1.6 billion. As of that date, $553.0 million of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $1.05 billion. Of the combined warehouse facility limit, $800 million will expire in August 2012 and $800 million will expire in February 2013.

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

(A)	Shareholder Rights Plan and Undesignated Preferred Stock

In conjunction with our shareholder rights plan, shareholders received preferred stock purchase rights as a dividend at the rate of one right for each share of CarMax, Inc. common stock owned. The rights are exercisable only upon the attainment of, or the commencement of a tender offer to attain, a 15% or greater ownership interest in the company by a person or group. When exercisable, and as adjusted for our March 2007 2-for-1 stock split, each right would entitle the holder to buy one half of one one-thousandth of a share of Cumulative Participating Preferred Stock, Series A, $20 par value, at an exercise price of $140 per share, subject to adjustment. A total of 300,000 shares of such preferred stock, which has preferential dividend and liquidation rights, have been authorized and designated. No such shares are outstanding. In the event that an acquiring person or group acquires the specified ownership percentage of CarMax, Inc. common stock (except pursuant to a cash tender offer for all outstanding shares determined to be fair by the board of directors) or engages in certain transactions with the company after the rights become exercisable, each right will be converted into a right to purchase, for half the current market price at that time, shares of CarMax, Inc. common stock valued at two times the exercise price. We also have an additional 19,700,000 authorized shares of undesignated preferred stock of which no shares are outstanding. Our shareholder rights plan will expire by its terms on May 21, 2012.

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

As of February 29, 2012, a total of 39,200,000 shares of our common stock have been authorized to be issued under the long-term incentive plans. The number of unissued common shares reserved for future grants under the long-term incentive plans was 4,160,641 as of February 29, 2012.

Prior to fiscal 2007, the majority of associates who received share-based compensation awards primarily received nonqualified stock options. From fiscal 2007 through fiscal 2009, these associates primarily received restricted stock instead of stock options, and beginning in fiscal 2010, these associates primarily received cash-settled restricted stock units instead of restricted stock awards. Senior management and other key associates receive awards of nonqualified stock options and, starting in fiscal 2010, stock-settled restricted stock units. Nonemployee directors receive awards of nonqualified stock options and stock grants.

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

(C)	Share-Based Compensation

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Years Ended February 29 or 28
(In thousands)	2012	2011	2010
Cost of sales	$1,845	$2,081	$2,103
CarMax Auto Finance income	1,867	1,603	1,334
Selling, general and administrative expenses	45,392	40,996	35,407

Share-based compensation expense, before income taxes	$49,104	$44,680	$38,844

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Years Ended February 29 or 28
(In thousands)	2012	2011	2010
Nonqualified stock options	$21,581	$17,302	$17,404
Cash-settled restricted stock units	15,435	13,917	5,718
Stock-settled restricted stock units	10,360	5,948	2,614
Employee stock purchase plan	1,015	1,074	987
Stock grants to non-employee directors	550	475	550
Restricted stock	163	5,964	11,571

Share-based compensation expense, before income taxes	$49,104	$44,680	$38,844

We recognize compensation expense for stock options, MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period. The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense. There were no capitalized share-based compensation costs as of the end of fiscal 2012, fiscal 2011 or fiscal 2010.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 1, 2011	12,444	$17.31
Options granted	1,993	$32.62
Options exercised	(1,519)	$16.63
Options forfeited or expired	(340)	$16.58

Outstanding as of February 29, 2012	12,578	$19.84	3.7	$140,296

Exercisable as of February 29, 2012	7,667	$17.25	2.8	$103,273

We granted nonqualified options to purchase 1,993,498 shares of common stock in fiscal 2012, 1,892,867 shares in fiscal 2011 and 2,948,150 shares in fiscal 2010. The total cash received as a result of stock option exercises was $25.3 million in fiscal 2012, $45.6 million in fiscal 2011 and $35.2 million in fiscal 2010. We settle stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised was $23.9 million for fiscal 2012, $41.6 million for fiscal 2011 and $25.8 million for fiscal 2010. We realized related tax benefits of $9.5 million in fiscal 2012, $16.5 million for fiscal 2011 and $10.1 million for fiscal 2010.

OUTSTANDING STOCK OPTIONS

	As of February 29, 2012
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.14 to $10.75	543	1.1	$7.31	543	$7.31
$11.43	2,294	4.1	$11.43	1,023	$11.43
$13.19 to $14.13	1,510	3.0	$13.45	1,509	$13.45
$14.49 to $19.36	1,472	2.0	$15.85	1,444	$15.88
$19.82	1,685	3.1	$19.82	1,223	$19.82
$19.98 to $24.99	1,282	2.2	$24.78	1,248	$24.91
$25.39	1,743	5.1	$25.39	485	$25.39
$25.67 to $33.11	2,049	6.0	$32.37	192	$29.95

Total	12,578	3.7	$19.84	7,667	$17.25

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

The weighted average fair value per share at the date of grant for options granted was $13.80 in fiscal 2012, $10.82 in fiscal 2011 and $5.30 in fiscal 2010. The unrecognized compensation costs related to nonvested options totaled $28.2 million as of February 29, 2012. These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Years Ended February 29 or 28
	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor (1)	34.8% - 52.0%	34.6% - 50.5%	52.2% - 73.4%
Weighted average expected volatility	49.3%	48.2%	57.3%
Risk-free interest rate (2)	0.01% - 3.5%	0.1% - 4.0%	0.2% - 3.2%
Expected term (in years) (3)	4.6	4.7	5.2 - 5.5

(1)

Measured using historical daily price changes of our stock for a period corresponding to the term of the option and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	1,501	$17.49
Stock units granted	575	$32.69
Stock units vested and converted	(21)	$20.64
Stock units cancelled	(140)	$21.02

Outstanding as of February 29, 2012	1,915	$21.76

We granted RSUs of 575,380 units in fiscal 2012, 688,880 units in fiscal 2011 and 1,005,505 units in fiscal 2010. The initial fair market value per unit at the date of grant for the RSUs granted was $32.69 during fiscal 2012, $25.39 in fiscal 2011 and $11.43 in fiscal 2010. The RSUs will be cash-settled upon vesting.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of February 29, 2012
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2013	$6,624	$17,664
Fiscal 2014	10,616	28,309
Fiscal 2015	11,529	30,745

Total expected cash settlements	$28,769	$76,718

(1)	Net of estimated forfeitures.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	666	$24.66
Stock units granted	299	$45.48
Stock units vested and converted	(2)	$24.19
Stock units cancelled	(13)	$31.02

Outstanding as of February 29, 2012	950	$31.12

We granted MSUs of 299,102 units in fiscal 2012, 278,445 units in fiscal 2011 and 405,872 units in fiscal 2010. The weighted average fair value per unit at the date of grant for MSUs granted was $45.48 in fiscal 2012, $36.28 in fiscal 2011 and $16.34 in fiscal 2010. The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares. The unrecognized compensation costs related to nonvested MSUs totaled $12.2 million as of February 29, 2012. These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.

RESTRICTED STOCK ACTIVITY

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 1, 2011	863	$19.81
Restricted stock vested	(856)	$19.81
Restricted stock cancelled	(7)	$19.82

Outstanding as of February 29, 2012	—	$—

We did not grant any shares of restricted stock to our employees in fiscal 2012, fiscal 2011 or fiscal 2010. The fair value of a restricted stock award is determined and fixed based on the fair market value of our stock on the grant date.

We realized related tax benefits of $10.9 million in fiscal 2012, $7.7 million in fiscal 2011 and $4.1 million in fiscal 2010 from the vesting of restricted stock in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

As of February 29, 2012, a total of 4,165,137 shares remained available under the plan. Shares purchased on the open market on behalf of associates totaled 260,927 during fiscal 2012, 301,195 during fiscal 2011 and 452,936 during fiscal 2010. The average price per share for purchases under the plan was $30.02 in fiscal 2012, $25.80 in fiscal 2011 and $16.71 in fiscal 2010. The total costs for matching contributions are included in share-based compensation expense.

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Years Ended February 29 or 28
(In thousands except per share data)	2012	2011 (1)	2010 (1)
Net earnings	$413,795	$377,495	$277,844
Less net earnings allocable to restricted stock	166	1,623	2,344

Net earnings available for basic common shares	413,629	375,872	275,500
Adjustment for dilutive potential common shares	—	38	28

Net earnings available for diluted common shares	$413,629	$375,910	$275,528

Weighted average common shares outstanding	226,282	223,449	219,527
Dilutive potential common shares:
Stock options	3,608	3,540	2,415
Stock-settled restricted stock units	831	612	292

Weighted average common shares and dilutive potential common shares	230,721	227,601	222,234

Basic net earnings per share	$1.83	$1.68	$1.25
Diluted net earnings per share	$1.79	$1.65	$1.24

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive. In fiscal 2012, options to purchase 1,750,473 shares were not included. In fiscal 2011, options to purchase 1,656,658 shares were not included. In fiscal 2010, options to purchase 5,425,666 shares were not included.

14.	COMPREHENSIVE INCOME

COMPONENTS OF TOTAL COMPREHENSIVE INCOME

	Years Ended February 29 or 28
(In thousands, net of income taxes)	2012	2011 (1)	2010 (1)
Net earnings	$413,795	$377,495	$277,844
Other comprehensive income (loss):
Retirement plans:
Amounts arising during the year	(22,591)	1,828	(2,686)
Amortization recognized in net pension expense	345	190	—
Cash flow hedges:
Effective portion of changes in fair value	(22,603)	(9,856)	—
Reclassifications to net earnings	7,447	2,327	—

Total comprehensive income	$376,393	$371,984	$275,158

(1)	As discussed in Note 2(K), fiscal 2011 and fiscal 2010 reflect the revisions to correct our accounting for sale-leaseback transactions.

ACCUMULATED OTHER COMPREHENSIVE LOSS

	Years Ended February 29 or 28
(In thousands, net of income taxes)	Unrecognized Actuarial (Losses) Gains	Unrecognized Hedge Losses	Total Accumulated Other Comprehensive Loss
Balance as of February 28, 2009	$(16,860)	$—	$(16,860)
Amounts arising during the year	(2,686)		(2,686)

Balance as of February 28, 2010	(19,546)	—	(19,546)
Amounts arising during the year	1,828		1,828
Amortization recognized in net pension expense	190		190
Effective portion of changes in fair value		(9,856)	(9,856)
Reclassifications to net earnings		2,327	2,327

Balance as of February 28, 2011	(17,528)	(7,529)	(25,057)
Amounts arising during the year	(22,591)		(22,591)
Amortization recognized in net pension expense	345		345
Effective portion of changes in fair value		(22,603)	(22,603)
Reclassifications to net earnings		7,447	7,447

Balance as of February 29, 2012	$(39,774)	$(22,685)	$(62,459)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred tax of $24.0 million as of February 29, 2012, and $10.7 million as of February 28, 2011.

15.	LEASE COMMITMENTS

We conduct a majority of our business in leased premises. Our lease obligations are based upon contractual minimum rates. Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises. The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms. For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations. For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays. Rent expense for all operating leases was $42.3 million in fiscal 2012, $42.3 million in fiscal 2011 and $42.4 million in fiscal 2010. See Note 11 for additional information on finance and capital lease obligations.

FUTURE MINIMUM LEASE OBLIGATIONS

	As of February 29, 2012
(In thousands)	Finance and Capital Leases (1)(2)	Operating Lease Commitments (1)(2)
Fiscal 2013	$46,707	$40,883
Fiscal 2014	47,535	40,066
Fiscal 2015	48,488	39,506
Fiscal 2016	49,388	38,841
Fiscal 2017	43,748	36,224
Fiscal 2018 and thereafter	220,323	258,439

Total minimum lease payments	456,189	$453,959

Less amounts representing interest	(266,115)

Present value of net minimum lease payments	$190,074

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.
(2)	As discussed in Note 2(K), amounts reflect the revisions to correct our accounting for sale-leaseback transactions.

16.	CONTINGENT LIABILITIES

(A)	Litigation

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; (5) unfair competition; and (6) California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeal affirmed the ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer a part of the lawsuit.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011. The plaintiffs appealed the court’s ruling to the California Court of Appeal. The appeal is pending. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty. A vehicle in need of repair within this period will be repaired free of charge. As a result, each vehicle sold has an implied liability associated with it. Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold. The liability for this guarantee was $4.5 million as of February 29, 2012, and $3.2 million as of February 28, 2011, and is included in accrued expenses and other current liabilities.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 2(K), amounts in the tables below reflect the revisions to correct our accounting for sale-leaseback transactions.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2012	2012	2012	2012	2012
Net sales and operating revenues	$2,679,417	$2,587,819	$2,260,514	$2,475,849	$10,003,599
Gross profit	$383,095	$354,275	$303,219	$338,172	$1,378,761
CarMax Auto Finance income	$69,661	$63,826	$62,625	$66,073	$262,185
Selling, general and administrative expenses	$241,655	$229,887	$225,765	$243,479	$940,786
Net earnings	$125,500	$111,154	$82,110	$95,031	$413,795
Net earnings per share:
Basic	$0.56	$0.49	$0.36	$0.42	$1.83
Diluted	$0.54	$0.48	$0.36	$0.41	$1.79

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2011	2011	2011	2011	2011
Net sales and operating revenues	$2,261,912	$2,341,880	$2,119,129	$2,252,633	$8,975,554
Gross profit	$333,548	$349,118	$297,910	$320,652	$1,301,228
CarMax Auto Finance income	$57,495	$52,604	$55,745	$54,139	$219,983
Selling, general and administrative expenses	$220,079	$218,664	$213,156	$226,906	$878,805
Net earnings	$100,225	$107,005	$81,511	$88,754	$377,495
Net earnings per share:
Basic	$0.45	$0.48	$0.36	$0.39	$1.68
Diluted	$0.44	$0.47	$0.36	$0.39	$1.65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

With the exception of the information incorporated by reference from our 2012 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2012 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 29, 2012. We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors. All executive officers are elected annually and serve for one year or until their successors are elected and qualify. The next election of officers will occur in June 2012.

Name	Age	Office
Thomas J. Folliard	47	President, Chief Executive Officer and Director
Michael K. Dolan	62	Executive Vice President and Chief Administrative Officer
Joseph S. Kunkel	49	Senior Vice President, Marketing and Strategy
Eric M. Margolin	58	Senior Vice President, General Counsel and Corporate Secretary
Thomas W. Reedy	47	Senior Vice President and Chief Financial Officer
Richard M. Smith	54	Senior Vice President and Chief Information Officer
William C. Wood, Jr.	45	Senior Vice President, Stores

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994. He was promoted to vice president of merchandising in 1996, senior vice president of store operations in 2000 and executive vice president of store operations in 2001. Mr. Folliard became president and chief executive officer and a director of CarMax in 2006.

Mr. Dolan joined CarMax in 1997 as vice president and chief information officer. He was named senior vice president in 2001 and was promoted to executive vice president and chief administrative officer in 2006. Mr. Dolan had prior executive experience in information systems with H.E. Butt Grocery Company, a privately held grocery retailer, where he was vice president and chief information officer. In March 2012, Mr. Dolan announced he will be retiring from the company in July 2012.

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

Mr. Reedy joined CarMax in 2003 as its vice president and treasurer and, in January 2010, was promoted to senior vice president, finance. In October 2010, Mr. Reedy was promoted to senior vice president and chief financial officer. In March 2012, he was promoted to executive vice president and chief financial officer. Prior to joining CarMax, Mr. Reedy was vice president, corporate development and treasurer of Gateway, Inc., a technology retail company.

Mr. Smith was the first full-time associate of CarMax, having worked on the original CarMax concept while at Circuit City in 1991. He has held various positions in technology and operations throughout his tenure with CarMax and was promoted to vice president, management information systems, in 2005. He was promoted to senior vice president and chief information officer in 2006.

Mr. Wood joined CarMax in 1993 as a buyer-in-training. He has served as buyer, purchasing manager, district manager, regional director and director of buyer development. He was promoted to vice president, merchandising in 1998, vice president of sales operations in 2007, senior vice president, sales in 2010, and senior vice president, stores in 2011. In March 2012, he was promoted to executive vice president, stores. Prior to joining CarMax, Mr. Wood worked at Circuit City from 1989 to 1993.

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2012 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Committees of the Board – Audit Committee” in our 2012 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance Policies and Practices” in our 2012 Proxy Statement.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Executive Compensation” appearing in our 2012 Proxy Statement. Additional information required by this Item is incorporated by reference to the sub-section titled “Non-Employee Director Compensation in Fiscal 2012” in our 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the section titled “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled “Director Independence” in our 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Information” in our 2012 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements. All financial statements as set forth under Item 8 of this Form 10-K.

2.	Financial Statement Schedules. Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARMAX, INC.

By:	/s/ THOMAS J. FOLLIARD	By:	/s/ THOMAS W. REEDY
	Thomas J. Folliard President and Chief Executive Officer April 25, 2012		Thomas W. Reedy Executive Vice President and Chief Financial Officer April 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS J. FOLLIARD	/s/ W. ROBERT GRAFTON *
	Thomas J. Folliard President, Chief Executive Officer and Director April 25, 2012	W. Robert Grafton Director April 25, 2012

	/s/ THOMAS W. REEDY	/s/ EDGAR H. GRUBB *
	Thomas W. Reedy Executive Vice President and Chief Financial Officer April 25, 2012	Edgar H. Grubb Director April 25, 2012

	/s/ NATALIE L. WYATT	/s/ MITCHELL D. STEENROD *
	Natalie L. Wyatt Chief Accounting Officer April 25, 2012	Mitchell D. Steenrod Director April 25, 2012

	/s/ RONALD E. BLAYLOCK *	/s/ THOMAS G. STEMBERG *
	Ronald E. Blaylock Director April 25, 2012	Thomas G. Stemberg Director April 25, 2012

	/s/ RAKESH GANGWAL *	/s/ VIVIAN M. STEPHENSON *
	Rakesh Gangwal Director April 25, 2012	Vivian M. Stephenson Director April 25, 2012

	/s/ JEFFREY E. GARTEN *	/s/ BETH A. STEWART *
	Jeffrey E. Garten Director April 25, 2012	Beth A. Stewart Director April 25, 2012

	/s/ SHIRA GOODMAN *	/s/ WILLIAM R. TIEFEL *
	Shira Goodman Director April 25, 2012	William R. Tiefel Director April 25, 2012

*By:	/s/ THOMAS W. REEDY
Thomas W. Reedy Attorney-In-Fact

The original powers of attorney authorizing Thomas J. Folliard and Thomas W. Reedy, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

INDEX TO EXHIBITS

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 6, 2002, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed October 3, 2002 (File No. 1-31420), is incorporated by this reference.

3.3	CarMax, Inc. Bylaws, as amended and restated October 18, 2011, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed October 20, 2011 (File No. 1-31420), is incorporated by this reference.

4.1	Rights Agreement, dated May 21, 2002, between CarMax, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4.1 to CarMax’s Registration Statement on Form S-4/A, filed June 6, 2002 (File No. 333-85240), is incorporated by this reference.

4.2	Appointment, Assignment and Assumption Agreement, dated November 28, 2008, between CarMax, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed as Exhibit 4.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference.

10.1	CarMax, Inc. Employment Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.2	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Michael K. Dolan, filed as Exhibit 10.5 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.3	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.4	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Joseph S. Kunkel, filed as Exhibit 10.7 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.5	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.8 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.6	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.7	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.8	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.10	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2009 (File No. 1-31420), is incorporated by this reference. *

10.11	CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 26, 2007, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2007 (File No. 1-31420), is incorporated by this reference. *

10.12	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

10.13	Credit Agreement dated August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.14	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.15	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.16	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.17	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.18	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, effective January 1, 2009, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.19	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.20	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.21	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.23	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.24	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.25	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.26	Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, including Austin Ligon, Thomas J. Folliard, Keith D. Browning, Michael K. Dolan, and Joseph S. Kunkel, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.27	Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.28	Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.29	Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.30	Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

(1)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under those sections.