Form 10-Q
period 2012-05-31
CARMAX INC
filed 2012-07-06
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2012
Common Stock, par value $0.50	228,350,138

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 37.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2012	% (2)	2011 (1)	% (2)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,188,907	78.9	$2,071,540	77.3
New vehicle sales	55,457	2.0	61,886	2.3
Wholesale vehicle sales	467,795	16.9	477,794	17.8
Other sales and revenues	62,261	2.2	68,197	2.5

NET SALES AND OPERATING REVENUES	2,774,420	100.0	2,679,417	100.0
Cost of sales	2,392,505	86.2	2,296,322	85.7

GROSS PROFIT	381,915	13.8	383,095	14.3
CARMAX AUTO FINANCE INCOME	75,179	2.7	69,661	2.6
Selling, general and administrative expenses	253,603	9.1	241,655	9.0
Interest expense	8,143	0.3	8,540	0.3
Other income	285	—	103	—

Earnings before income taxes	195,633	7.1	202,664	7.6
Income tax provision	74,887	2.7	77,164	2.9

NET EARNINGS	$120,746	4.4	$125,500	4.7

WEIGHTED AVERAGE COMMON SHARES:
Basic	227,773		225,570
Diluted	231,802		230,278
NET EARNINGS PER SHARE:
Basic	$0.53		$0.56
Diluted	$0.52		$0.54

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended May 31
(In thousands)	2012	2011 (1)
NET EARNINGS	$120,746	$125,500
Other comprehensive income (loss), net of taxes:
Retirement plans:
Amortization recognized in net pension expense (net of tax of $40 and $58, respectively)	260	55
Cash flow hedges:
Effective portion of changes in fair value (net of tax benefit of $1,181 and $2,288, respectively)	(1,831)	(4,125)
Reclassifications to CarMax Auto Finance income	3,235	1,120

Other comprehensive income, net of taxes	1,664	(2,950)

TOTAL COMPREHENSIVE INCOME	$122,410	$122,550

(1)	As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

(2)	Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
(In thousands except share data)	May 31, 2012	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456,413	$442,658
Restricted cash from collections on auto loan receivables	182,316	204,314
Accounts receivable, net	65,705	86,434
Inventory	1,210,196	1,092,592
Deferred income taxes	6,119	9,938
Other current assets	10,258	17,512

TOTAL CURRENT ASSETS	1,931,007	1,853,448
Auto loan receivables, net	5,132,163	4,959,847
Property and equipment, net	1,305,462	1,278,722
Deferred income taxes	130,583	133,134
Other assets	98,948	106,392

TOTAL ASSETS	$8,598,163	$8,331,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$293,924	$324,827
Accrued expenses and other current liabilities	108,733	128,973
Accrued income taxes	48,070	3,125
Short-term debt	791	943
Current portion of finance and capital lease obligations	14,730	14,108
Current portion of non-recourse notes payable	152,268	174,337

TOTAL CURRENT LIABILITIES	618,516	646,313
Finance and capital lease obligations, excluding current portion	349,648	353,566
Non-recourse notes payable, excluding current portion	4,672,921	4,509,752
Other liabilities	136,730	148,800

TOTAL LIABILITIES	5,777,815	5,658,431

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
228,305,488 and 227,118,666 shares issued and outstanding as of May 31, 2012 and February 29, 2012, respectively	114,153	113,559
Capital in excess of par value	901,725	877,493
Accumulated other comprehensive loss	(60,795)	(62,459)
Retained earnings	1,865,265	1,744,519

TOTAL SHAREHOLDERS’ EQUITY	2,820,348	2,673,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,598,163	$8,331,543

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	As of May 31
(In thousands)	2012	2011 (1)
OPERATING ACTIVITIES:
Net earnings	$120,746	$125,500
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	22,982	19,629
Share-based compensation expense	15,592	15,010
Provision for loan losses	9,176	(1,047)
Loss on disposition of assets	192	191
Deferred income tax provision	7,511	8,426
Net decrease (increase) in:
Accounts receivable, net	20,729	34,539
Inventory	(117,604)	(66,864)
Other current assets	7,242	24,128
Auto loan receivables, net	(181,492)	(161,990)
Other assets	2,225	(3,034)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current liabilities and accrued income taxes	(7,641)	40,920
Other liabilities	(15,178)	(10,504)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(115,520)	24,904

INVESTING ACTIVITIES:
Capital expenditures	(47,636)	(31,046)
Decrease (increase) in restricted cash from collections on auto loan receivables	21,998	(9,044)
Increase in restricted cash in reserve accounts	(236)	(2,582)
Release of restricted cash from reserve accounts	6,382	3,193
Sales of money market securities, net	169	—
Purchases of investments available-for-sale	(1,096)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,419)	(39,479)

FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(152)	170
Payments on finance and capital lease obligations	(3,296)	(2,997)
Issuances of non-recourse notes payable	698,000	1,234,000
Payments on non-recourse notes payable	(556,900)	(1,105,599)
Equity issuances, net	2,529	(2,132)
Excess tax benefits from share-based payment arrangements	9,513	6,015

NET CASH PROVIDED BY FINANCING ACTIVITIES	149,694	129,457

Increase in cash and cash equivalents	13,755	114,882
Cash and cash equivalents at beginning of year	442,658	41,121

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$456,413	$156,003

(1)	As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

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

Basis of Presentation and Use of Estimates. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012.

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

Cash and Cash Equivalents. Cash equivalents of $443.2 million as of May 31, 2012, and $429.3 million as of February 29, 2012, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables. Cash accounts totaling $182.3 million as of May 31, 2012, and $204.3 million as of February 29, 2012, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

We are required to evaluate term securitization trusts for consolidation. In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the receivables. In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant. Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations (“securitization vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.

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

See Notes 4 and 9 for additional information on auto loan receivables and non-recourse notes payable.

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

Interest income and expenses related to auto loans are included in CAF income. Interest income on auto loan receivables is recognized when earned based on contractual loan terms. All loans continue to accrue interest until repayment or charge-off. Direct costs associated with loan originations are not considered material. See Note 3 for additional information on CAF income.

Other Assets. Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments. The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors. In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts. Restricted cash on deposit in reserve accounts was $39.2 million as of May 31, 2012, and $45.3 million as of February 29, 2012.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan. Restricted investments was $32.3 million as of May 31, 2012, and $31.4 million as of February 29, 2012.

Finance Lease Obligations. As reported in our Annual Report on Form 10-K for fiscal 2012, we revised our consolidated financial statements to correct our accounting for sale-leaseback transactions. The revisions resulted from the misapplication of the sale-leaseback provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 840, Leases, related to transactions we entered into between fiscal 1995 and 2009. We determined that our financial statements were not materially affected by the correction. The following tables summarize the impact of the revisions on the major financial statement line items for the three months ended May 31, 2011.

CONSOLIDATED STATEMENT OF EARNINGS

	Three Months Ended May 31, 2011
(In thousands except per share data)	Previously Reported	Adjustments	Revised
Selling, general and administrative expenses	$248,205	$(6,550)	$241,655
Interest expense	$791	$7,749	$8,540
Earnings before income taxes	$203,863	$(1,199)	$202,664
Income tax provision	$77,575	$(411)	$77,164
Net earnings	$126,288	$(788)	$125,500

Net Earnings Per Share:
Basic	$0.56	$—	$0.56
Diluted	$0.55	$(0.01)	$0.54

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended May 31, 2011
(In thousands)	Previously Reported	Adjustments	Revised
Net cash provided by operating activities	$22,092	$2,812	$24,904
Net cash provided by financing activities	$132,269	$(2,812)	$129,457
Increase in cash and cash equivalents	$114,882	$—	$114,882

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

Recent Accounting Pronouncements. In April 2011, the FASB issued an accounting pronouncement related to transfers and servicing (FASB ASC Topic 860), which removes the assessment of effective control criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The guidance in this pronouncement is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. We adopted this pronouncement for our fiscal year beginning March 1, 2012, and there was no effect on our consolidated financial statements.

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning March 1, 2012, and there was no effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement, as amended December 2011, that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. The provisions for this pronouncement as amended are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this amended pronouncement for our fiscal year beginning March 1, 2012. We have included the additional required statement for our first quarter ended May 31, 2012.

In September 2011, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which allows for companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test. The provisions for this pronouncement are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning March 1, 2012, and there was no effect on our consolidated financial statements.

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

3.	CarMax Auto Finance Income

	Three Months Ended May 31
(In millions)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$120.3	9.5	$107.9	9.8
Interest expense	(25.1)	(2.0)	(28.5)	(2.6)

Total interest margin	95.2	7.5	79.4	7.2
Provision for loan losses	(9.2)	(0.7)	1.0	0.1

Total interest margin after provision for loan losses	86.0	6.8	80.4	7.3

Other income	—	—	0.7	0.1

Direct expenses:
Payroll and fringe benefit expense	(5.3)	(0.4)	(5.3)	(0.5)
Other direct expenses	(5.5)	(0.4)	(6.1)	(0.6)

Total direct expenses	(10.8)	(0.9)	(11.4)	(1.0)

CarMax Auto Finance income	$75.2	5.9	$69.7	6.4

Total average managed receivables	$5,075.2		$4,387.8

(1)	Annualized percent of total average managed receivables.

CAF provides financing for qualified customers at competitive market rates of interest. We securitize substantially all of the loans originated by CAF, as discussed in Note 2. CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses. We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement. The majority of these amounts serve as collateral for the related non-recourse notes payable of $4.83 billion as of May 31, 2012, and $4.68 billion as of February 29, 2012. See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

AUTO LOAN RECEIVABLES, NET

	As of May 31		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Warehouse facilities	$1,251.0	$924.0	$553.0	$943.0
Term securitizations	3,607.9	3,332.1	4,211.8	3,193.1
Other receivables (1)	295.3	234.7	217.0	198.5

Total ending managed receivables	5,154.2	4,490.8	4,981.8	4,334.6
Accrued interest and fees	25.8	23.6	23.1	20.9
Other	(1.2)	3.5	(1.8)	4.0
Less allowance for loan losses	(46.6)	(34.3)	(43.3)	(38.9)

Auto loan receivables, net	$5,132.2	$4,483.6	$4,959.8	$4,320.6

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

ENDING MANAGED RECEIVABLES BY MAJOR CREDIT GRADE

	As of May 31				As of February 29 or 28
(In millions)	2012 (1)	% (2)	2011 (1)	% (2)	2012 (1)	% (2)	2011 (1)	% (2)
A	$2,492.1	48.3	$2,306.8	51.4	$2,452.8	49.2	$2,234.1	51.5
B	2,005.0	38.9	1,737.2	38.7	1,923.6	38.6	1,668.0	38.5
C and other	657.1	12.8	446.8	9.9	605.4	12.2	432.5	10.0

Total ending managed receivables	$5,154.2	100.0	$4,490.8	100.0	$4,981.8	100.0	$4,334.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended May 31
(In millions)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$43.3	0.9	$38.9	0.9
Charge-offs	(20.6)		(19.3)
Recoveries	14.7		15.7
Provision for loan losses	9.2		(1.0)

Balance as of end of period	$46.6	0.9	$34.3	0.8

(1)	Percent of total ending managed receivables as of the corresponding reporting date.

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

PAST DUE RECEIVABLES

	As of May 31				As of February 29 or 28
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Total ending managed receivables	$5,154.2	100.0	$4,490.8	100.0	$4,981.8	100.0	$4,334.6	100.0
Delinquent loans:
31-60 days past due	$94.4	1.8	$87.0	2.0	$85.1	1.7	$86.6	2.0
61-90 days past due	25.1	0.5	24.3	0.5	21.8	0.4	24.2	0.6
Greater than 90 days past due	9.1	0.2	9.3	0.2	9.6	0.2	10.5	0.2

Total past due	$128.6	2.5	$120.6	2.7	$116.5	2.3	$121.3	2.8

(1)	Percent of total ending managed receivables.

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

We do not anticipate significant market risk from derivatives as they are predominantly used to match funding costs to the use of the funding. However, disruptions in the credit or interest rate markets could impact the effectiveness of our hedging strategies.

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income. Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt. During the next 12 months, we estimate that an additional $12.1 million will be reclassified as a decrease to CAF income.

As of May 31, 2012, we had interest rate swaps outstanding with a combined notional amount of $1.24 billion that were designated as cash flow hedges of interest rate risk.

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

As of May 31, 2012, we had interest rate swaps outstanding with a combined notional amount of $34.6 million and interest rate caps outstanding with offsetting (asset and liability) notional amounts of $821.3 million, none of which are designated as accounting hedges.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The table below presents the fair value of our derivative instruments as well as their classification on the consolidated balance sheets. See Note 6 for additional information on fair value measurements.

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	As of May 31, 2012		As of February 29, 2012
(In thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$—	$—	$11	$—
Interest rate swaps (2)	—	(4,644)	—	(1,643)

Total derivatives designated as accounting hedges	—	(4,644)	11	(1,643)

Derivatives not designated as accounting hedges:
Interest rate swaps (1)	108	—	304	—
Interest rate swaps (2)	—	(108)	—	(335)
Interest rate caps (1)	56	(55)	83	(81)

Total derivatives not designated as accounting hedges	164	(163)	387	(416)

Total	$164	$(4,807)	$398	$(2,059)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statements of Earnings. The table below presents the effect of the company’s derivative instruments on the consolidated statements of earnings.

EFFECT ON THE CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended May 31
(In thousands)	2012	2011
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(3,012)	$(6,413)
Loss reclassified from AOCL into CAF income (1)	$(3,235)	$(1,120)
Derivatives not designated as accounting hedges:
Loss recognized in CAF income (2)	$(1)	$(40)

(1)	Represents the effective portion.

(2)	Represents the loss on interest rate swaps, the net periodic settlements and accrued interest.

6.	Fair Value Measurements

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

ITEMS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	As of May 31, 2012
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$471,833	$—	$471,833
Mutual fund investments	3,682	—	3,682
Derivative instruments	—	109	109

Total assets at fair value	$475,515	$109	$475,624

Percent of total assets at fair value	100.0%	0.0%	100.0%
Percent of total assets	5.5%	0.0%	5.5%

Liabilities:
Derivative instruments	$—	$4,752	$4,752

Total liabilities at fair value	$—	$4,752	$4,752

Percent of total liabilities	—%	0.1%	0.1%

	As of February 29, 2012
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$458,090	$—	$458,090
Mutual fund investments	2,586	—	2,586
Derivative instruments	—	317	317

Total assets at fair value	$460,676	$317	$460,993

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	5.5%	—%	5.5%

Liabilities:
Derivative instruments	$—	$1,978	$1,978

Total liabilities at fair value	$—	$1,978	$1,978

Percent of total liabilities	—%	—%	—%

7.	Income Taxes

We had $18.5 million of gross unrecognized tax benefits as of May 31, 2012, and $20.9 million as of February 29, 2012. During the three months ended May 31, 2012, we settled federal and state liabilities of $2.7 million related to the Internal Revenue Service audit of fiscal years 2008 through 2010. There were no other significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2012, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.	Retirement Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit plans: our pension plan (the “pension plan”) and our unfunded, nonqualified plan (the “restoration plan”), which restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan. No additional benefits have accrued under these plans since that date. In connection with benefits earned prior to December 31, 2008, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans. We use a fiscal year end measurement date for both the pension plan and the restoration plan.

COMPONENTS OF NET PENSION EXPENSE

	Three Months Ended May 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2012	2011	2012	2011	2012	2011
Interest cost	$1,826	$1,708	$115	$129	$1,941	$1,837
Expected return on plan assets	(1,883)	(1,719)	—	—	(1,883)	(1,719)
Recognized actuarial loss	300	113	—	—	300	113

Net pension expense	$243	$102	$115	$129	$358	$231

We made contributions of $4.0 million to the pension plan during the three months ended May 31, 2012. We anticipate making additional contributions of approximately $3.2 million during the remainder of fiscal 2013. The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2012.

9.	Debt

Revolving Credit Facility. Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016. The credit facility agreement contains representations and warranties, conditions and covenants. As of May 31, 2012, we were in compliance with the covenants. Borrowings under the credit facility are available for working capital and general corporate purposes. As of May 31, 2012, $0.8 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and Capital Lease Obligations. Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions. The leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly. Payments on the leases are recognized as interest expense and a reduction of the obligations. Obligations under finance and capital leases as of May 31, 2012, consisted of $14.7 million classified as current portion of finance and capital lease obligations and $349.6 million classified as finance and capital lease obligations, excluding current portion.

We must meet financial covenants in conjunction with certain of the sale-leaseback transactions. As of May 31, 2012, we were in compliance with the covenants. We have not entered into any sale-leaseback transactions since fiscal 2009.

Non-Recourse Notes Payable. The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables. The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through August 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables. As of May 31, 2012, $4.83 billion of non-recourse notes payable was outstanding. The outstanding balance included $152.3 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of May 31, 2012, the combined warehouse facility limit was $1.6 billion. As of that date, $1.25 billion of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $349.0 million. Subsequent to the end of the quarter, we completed a term securitization totaling $940 million of auto loan receivables. Of the combined warehouse facility limit, $800 million will expire in August 2012 and $800 million will expire in February 2013. The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions. At renewal, the cost, structure and capacity of the facilities could change. These changes could have a significant effect on our funding costs.

The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers. If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities. In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer. Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents. As of May 31, 2012, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

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

Restricted Stock. Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture. The restrictions typically lapse three years from the grant date. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. No restricted stock awards have been granted since fiscal 2009, and no awards were outstanding as of February 29, 2012. We realized related tax benefits of $10.9 million from the vesting of restricted stock during the three months ended May 31, 2011.

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended May 31
(In thousands)	2012	2011
Cost of sales	$415	$275
CarMax Auto Finance income	478	356
Selling, general and administrative expenses	14,924	14,603

Share-based compensation expense, before income taxes	$15,817	$15,234

COMPOSITION OF SHARE-BASED COMPENSATION EXPENSE – BY GRANT TYPE

	Three Months Ended May 31
(In thousands)	2012	2011
Nonqualified stock options	$8,713	$7,986
Cash-settled restricted stock units	2,700	3,347
Stock-settled restricted stock units	4,179	3,546
Employee stock purchase plan	225	224
Restricted stock	—	131

Share-based compensation expense, before income taxes	$15,817	$15,234

We recognize compensation expense for stock options, MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The variable expense associated with RSUs is recognized over their vesting period (net of expected forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period. The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense. There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2012 or 2011.

STOCK OPTION ACTIVITY

(Shares and intrinsic value in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of February 29, 2012	12,578	$19.84
Options granted	2,180	$31.76
Options exercised	(676)	$16.06
Options forfeited or expired	(17)	$29.00

Outstanding as of May 31, 2012	14,065	$21.86	4.1	$105,716

Exercisable as of May 31, 2012	8,940	$18.19	3.0	$92,072

For the three months ended May 31, 2012 and 2011, we granted nonqualified options to purchase 2,179,757 and 1,893,859 shares of common stock, respectively. The total cash received as a result of stock option exercises for the three months ended May 31, 2012 and 2011, was $10.9 million and $7.5 million, respectively. We settle stock option exercises with authorized but unissued shares of our common stock. The total intrinsic value of options exercised for the three months ended May 31, 2012 and 2011, was $10.7 million and $7.4 million, respectively. We realized related tax benefits of $4.1 million and $2.9 million during the three months ended May 31, 2012, and 2011, respectively.

OUTSTANDING STOCK OPTIONS

	As of May 31, 2012
	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 7.14 - $10.75	499	0.8	$7.21	499	$7.21
$11.43	2,225	3.8	$11.43	1,592	$11.43
$13.19 - $14.81	2,090	2.5	$13.83	2,067	$13.83
$14.86 - $19.82	2,057	2.6	$19.22	2,053	$19.23
$19.98 - $24.99	1,255	2.0	$24.77	1,220	$24.91
$25.39 - $30.24	1,857	4.8	$25.56	961	$25.42
$31.76 - $32.05	2,191	6.8	$31.76	3	$32.05
$32.69 - $33.11	1,891	5.8	$32.70	545	$32.69

Total	14,065	4.1	$21.86	8,940	$18.19

For stock options, the fair value of each award is estimated as of the date of grant using a binomial valuation model. In computing the value of the option, the binomial model considers characteristics of fair-value option pricing that are not available for consideration under a closed-form valuation model (for example, the Black-Scholes model), such as the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life and the probability of termination or retirement of the option holder. For this reason, we believe that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated using a closed-form model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of share-based awards.

The fair value per share at the date of grant for options granted during the three months ended May 31, 2012 and 2011, was $12.74 and $13.84, respectively. The unrecognized compensation costs related to nonvested options totaled $46.8 million as of May 31, 2012. These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

ASSUMPTIONS USED TO ESTIMATE OPTION VALUES

	Three Months Ended May 31
	2012	2011
Dividend yield	0.0%	0.0%
Expected volatility factor (1)	32.4% - 51.4%	35.7% - 50.9%
Weighted average expected volatility	49.4%	49.3%
Risk-free interest rate (2)	0.1% - 2.0%	0.1% - 3.5%
Expected term (in years) (3)	4.7	4.6

(1)

Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

CASH-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of February 29, 2012	1,915	$21.76
Stock units granted	644	$31.76
Stock units vested and converted	(776)	$11.44
Stock units cancelled	(26)	$27.55

Outstanding as of May 31, 2012	1,757	$29.90

For the three months ended May 31, 2012 and 2011, we granted RSUs of 644,232 units and 575,271 units, respectively. The initial fair market value per unit at the date of grant for the RSUs granted during the three months ended May 31, 2012 and 2011, was $31.76 and $32.69, respectively. The RSUs are cash-settled upon vesting. For the three months ended May 31, 2012, we paid out $17.7 million before payroll tax withholdings upon the vesting of restricted stock units and realized tax benefits of $6.8 million.

EXPECTED CASH SETTLEMENT RANGE UPON RESTRICTED STOCK UNIT VESTING

	As of May 31, 2012
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2014	$10,612	$28,299
Fiscal 2015	11,525	30,735
Fiscal 2016	12,671	33,789

Total expected cash settlements	$34,808	$92,823

(1)	Net of estimated forfeitures.

STOCK-SETTLED RESTRICTED STOCK UNIT ACTIVITY

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of February 29, 2012	950	$31.12
Stock units granted	347	$40.36
Stock units vested and converted	(385)	$16.54
Stock units cancelled	(4)	$40.80

Outstanding as of May 31, 2012	908	$41.00

For the three months ended May 31, 2012 and 2011, we granted MSUs of 346,551 units and 292,946 units, respectively. The fair value per unit at the date of grant for MSUs granted during the three months ended May 31, 2012 and 2011, was $40.36 and $45.58, respectively. The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares. We realized related tax benefits of $9.5 million for the three months ended May 31, 2012, from the vesting of market stock units. The unrecognized compensation costs related to nonvested MSUs totaled $22.5 million as of May 31, 2012. These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

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

BASIC AND DILUTIVE NET EARNINGS PER SHARE RECONCILIATIONS

	Three Months Ended May 31
(In thousands except per share data)	2012	2011 (1)
Net earnings	$120,746	$125,500
Less net earnings allocable to restricted stock	—	188

Net earnings available for basic common shares	120,746	125,312
Adjustment for dilutive potential common shares	—	—

Net earnings available for diluted common shares	$120,746	$125,312

Weighted average common shares outstanding	227,773	225,570
Dilutive potential common shares:
Stock options	3,433	3,953
Stock-settled restricted stock units	596	755

Weighted average common shares and dilutive potential common shares	231,802	230,278

Basic net earnings per share	$0.53	$0.56
Diluted net earnings per share	$0.52	$0.54

(1)	As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive. For the three months ended May 31, 2012 and 2011, weighted-average options to purchase 3,202,825 shares and 1,187,125 shares of common stock, respectively, were not included.

12.	Accumulated Other Comprehensive Loss

(In thousands, net of income taxes)	Unrecognized Actuarial (Losses) Gains	Unrecognized Hedge Losses	Total Accumulated Other Comprehensive Loss
Balance as of February 29, 2012	$(39,774)	$(22,685)	$(62,459)
Amortization recognized in net pension expense	260		260
Effective portion of changes in fair value		(1,831)	(1,831)
Reclassifications to CarMax Auto Finance income		3,235	3,235

Balance as of May 31, 2012	$(39,514)	$(21,281)	$(60,795)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred taxes of $25.1 million as of May 31, 2012, and $24.0 million as of February 29, 2012.

13.	Contingent Liabilities

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition/California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeal affirmed the court’s ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer part of the case.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011. Plaintiffs filed an appeal with the California Court of Appeal. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012 (“fiscal 2012”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1. Certain prior year amounts have been reclassified to conform to the current year’s presentation. All references to net earnings per share are to diluted net earnings per share. Amounts and percentages may not total due to rounding.

We have revised the consolidated financial statements for fiscal 2012 interim periods to reflect the correction made in fiscal 2012 in our accounting for sale-leaseback transactions. See Note 2 for additional information.

In this discussion, “we,” “our,” “us,” “CarMax,” “CarMax, Inc.” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles. We pioneered the used car superstore concept, opening our first store in 1993. Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems. As of May 31, 2012, we operated 110 used car superstores in 55 markets, comprising 43 mid-sized markets, 11 large markets and 1 small market. We also operated four new car franchises. During fiscal 2012, we sold 408,080 used cars, representing 98% of the total 415,759 vehicles we sold at retail.

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

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards. These vehicles are sold through on-site wholesale auctions. Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2012, we conducted auctions at 52 used car superstores. During fiscal 2012, we sold 316,649 wholesale vehicles. On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles. Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

CarMax provides financing to qualified retail customers through CarMax Auto Finance (“CAF”), our finance operation, and our arrangements with several industry-leading financial institutions. The third-party providers purchasing subprime finance contracts generally purchase these contracts at a discount, while providers purchasing prime and non-prime finance contracts generally pay us a fixed, prenegotiated fee per contract. We periodically test additional third-party providers. We have no recourse liability on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax. CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment. CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs. In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges. We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness. After the effect of 3-day payoffs and vehicle returns, CAF financed approximately 36% of our retail vehicle unit sales in the first quarter of fiscal 2013. As of May 31, 2012, CAF serviced approximately 421,000 customer accounts in its $5.15 billion portfolio of managed receivables.

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

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment. We resumed store growth in fiscal 2011, opening three superstores that year and five superstores in fiscal 2012. We plan to open 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following 3 fiscal years. While we have more than 100 superstores, we are still in the midst of the national rollout of our retail concept, and as of May 31, 2012, we had used car superstores located in markets that comprised approximately 51% of the U.S. population.

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

Fiscal 2013 First Quarter Highlights

•

Net sales and operating revenues increased 4% to $2.77 billion from $2.68 billion in the first quarter of fiscal 2012, while net earnings declined 4% to $120.7 million, or $0.52 per share, compared with $125.5 million, or $0.54 per share, in the prior year period. Favorable CAF loss experience increased net earnings by $0.01 per share in the current year’s quarter and $0.03 per share in the prior year’s quarter.

•

Total used vehicle revenues increased 6% to $2.19 billion from $2.07 billion in the first quarter of fiscal 2012. Total used vehicle unit sales rose 3%, reflecting sales from newer stores not yet included in the comparable store base. Used unit sales in comparable stores were flat. The used vehicle average selling price rose 2%, primarily due to increases in our acquisition costs, which were affected by a year-over-year increase in used vehicle wholesale values.

•

Total wholesale vehicle revenues declined 2% to $467.8 million from $477.8 million in the first quarter of fiscal 2012. The reduction in wholesale vehicle revenues resulted from a 2% decline in unit sales, which followed increases of 32% and 52% in the first quarter of the two previous fiscal years. The decline in unit sales reflected the challenging year-over-year comparison, as well as a shift in the calendar that resulted in one less Tuesday auction date. Absent the calendar shift, we estimate wholesale unit sales would have been similar to last year’s first quarter. The wholesale vehicle average selling price was similar to the prior year period.

•

Total gross profit was $381.9 million compared with $383.1 million in the first quarter of fiscal 2012, as an increase in used vehicle gross profit was offset by reductions in wholesale and other gross profit.

•

CAF income increased 8% to $75.2 million compared with $69.7 million in the first quarter of fiscal 2012. Excluding the loss favorability in both periods, the growth in CAF income would have more closely resembled the 16% increase in average managed receivables. We grew our loan origination volume throughout fiscal 2012 and the first quarter of fiscal 2013, as a result of our transition back to a pre-recession origination strategy, an increase in the average dollar amount financed and the growth in our retail unit sales.

•

Selling, general and administrative (“SG&A”) expenses increased 5% to $253.6 million from $241.7 million in the first quarter of fiscal 2012. The increase in SG&A expenses reflected the addition of seven stores to our base since the beginning of last year’s first quarter and higher growth-related costs. SG&A per retail unit increased to $2,217 versus $2,178 in the prior year’s quarter due to the costs associated with this year’s higher rate of store growth and the lack of overhead leverage resulting from flat comparable store used unit sales.

•

In the first three months of fiscal 2013, $115.5 million of net cash was used in operating activities, while in the corresponding period in fiscal 2012, $24.9 million of net cash was provided by operating activities. These amounts included increases in auto loan receivables of $181.5 million and $162.0 million, respectively. The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2012. These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2012	%	2011	%
Used vehicle sales	$2,188.9	78.9	$2,071.5	77.3
New vehicle sales	55.5	2.0	61.9	2.3
Wholesale vehicle sales	467.8	16.9	477.8	17.8
Other sales and revenues:
Extended service plan revenues	51.3	1.8	46.3	1.7
Service department sales	24.8	0.9	25.2	0.9
Third-party finance fees, net	(13.8)	(0.5)	(3.3)	(0.1)

Total other sales and revenues	62.3	2.2	68.2	2.5

Total net sales and operating revenues	$2,774.4	100.0	$2,679.4	100.0

UNIT SALES

	Three Months Ended
	May 31
	2012	2011
Used vehicles	112,291	108,511
New vehicles	2,107	2,435
Wholesale vehicles	83,541	85,062

AVERAGE SELLING PRICES

	Three Months Ended
	May 31
	2012	2011
Used vehicles	$19,285	$18,902
New vehicles	$26,174	$25,288
Wholesale vehicles	$5,449	$5,469

RETAIL VEHICLE SALES CHANGES

	Three Months Ended
	May 31
	2012	2011
Vehicle units:
Used vehicles	3%	8%
New vehicles	(13)%	14%
Total	3%	8%
Vehicle dollars:
Used vehicles	6%	13%
New vehicles	(10)%	22%
Total	5%	13%

Comparable store used unit sales growth is one of the key drivers of our profitability. A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

COMPARABLE STORE RETAIL VEHICLE SALES CHANGES

	Three Months Ended
	May 31
	2012	2011
Vehicle units:
Used vehicles	0%	6%
New vehicles	0%	14%
Total	0%	6%
Vehicle dollars:
Used vehicles	2%	11%
New vehicles	3%	22%
Total	2%	12%

CHANGE IN USED CAR SUPERSTORE BASE

	Three Months Ended
	2012	2011
Used car superstores, beginning of year	108	103
Superstore openings	2	2

Used car superstores, end of period	110	105

Used Vehicle Sales. The 6% increase in used vehicle revenues in the first quarter of fiscal 2013 resulted from the combination of a 3% increase in used unit sales and a 2% increase in average retail selling price. The 3% increase in used unit sales reflected sales from newer stores not yet included in the comparable store base. Used unit sales in comparable stores were flat. Total customer traffic and conversion at comparable stores were both similar to the prior year quarter. However, excluding traffic related to customers who only obtained vehicle appraisals, we estimate traffic was below the prior year, while conversion was higher.

The growth in the average retail selling price primarily reflected increases in our acquisition costs, which resulted from the year-over-year increase in used vehicle wholesale industry values. Used vehicle valuations remained strong in the first quarter of fiscal 2013 as the overall supply of used vehicles being remarketed continued to be constrained following three years of new car industry sales at rates significantly below pre-recession levels. A shift in our sales mix partially offset the effect of higher acquisition costs on our average retail selling price. During the first quarter of fiscal 2013, 5- to 10-year old vehicles, which generally have lower selling prices than later-model vehicles, represented an increased portion of our sales mix. Our sales mix by make, model and vehicle age will vary from period to period, reflecting changing consumer preferences. We believe the constrained supply of late-model used vehicles and the resulting increase in selling prices has had some adverse effect on our sales.

New Vehicle Sales. In June 2011, we terminated the Chrysler franchise at one of our Los Angeles used car superstores to provide additional space for used vehicle operations. This franchise termination did not have a material effect on total sales or earnings. Following this termination, we had four remaining new car franchises.

The 10% decrease in new vehicle revenues in the first quarter of fiscal 2013 resulted from the combination of a 13% decrease in new vehicle unit sales partially offset by a 4% increase in average retail selling price. Total new unit sales were negatively affected by the Chrysler franchise termination. On a comparable store basis, new unit sales were flat.

Wholesale Vehicle Sales. We seek to build customer satisfaction by offering high-quality retail vehicles. Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale. Those vehicles that do not meet our standards are sold through on-site wholesale auctions. Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles wholesaled.

The 2% decline in wholesale vehicle revenues in the first quarter of fiscal 2013 resulted from a 2% decrease in wholesale unit sales. The decrease in unit sales reflected a challenging year-over-year comparison, following increases of 32% and 52% in the first quarter of the two previous fiscal years, as well as a shift in the calendar that resulted in one less Tuesday auction date. Absent the calendar shift, we estimate wholesale unit sales would have been similar to last year’s first quarter. Appraisal traffic remained higher than in the prior year; however, our appraisal buy rate was slightly below the prior year level.

Other Sales and Revenues. Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and third-party finance fees, net. For providers who pay us a fixed fee per vehicle financed, this fee varies reflecting the differing levels of credit risk exposure. The third-party providers who purchase subprime finance contracts generally purchase these contracts at a discount, which is reflected as an offset to finance fee revenues received on other third-party finance contracts.

Other sales and revenues declined 9% in the first quarter of fiscal 2013 compared with the prior year period, primarily due to a reduction in net third-party finance fees caused by a mix shift among providers. Third party subprime providers originated 16% of used vehicle sales in the current quarter compared with 8% in the prior year’s quarter. In addition, CAF increased its share of financings, reducing fees received from other third parties. The change in third-party finance fees was partially offset by an 11% increase in ESP revenues, which resulted from an increase in ESP penetration and the growth in our total retail vehicle unit sales.

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

GROSS PROFIT

	Three Months Ended
	May 31
(In millions)	2012	2011
Used vehicle gross profit	$249.4	$241.3
New vehicle gross profit	1.6	1.4
Wholesale vehicle gross profit	81.9	86.2
Other gross profit	49.1	54.2

Total	$381.9	$383.1

GROSS PROFIT PER UNIT

	Three Months Ended
	May 31
	2012		2011
	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,221	11.4	$2,224	11.6
New vehicle gross profit	$755	2.9	$593	2.3
Wholesale vehicle gross profit	$980	17.5	$1,013	18.0
Other gross profit	$429	78.8	$488	79.5
Total gross profit	$3,338	13.8	$3,453	14.3

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit. The 3% increase in used vehicle gross profit in the first quarter of fiscal 2013 was driven primarily by the 3% increase in used unit sales. Used vehicle gross profit per unit was virtually unchanged, at $2,221 per unit compared with $2,224 per unit in the prior year quarter. We have been able to manage to a relatively consistent gross profit per unit over the last several years.

New Vehicle Gross Profit. New vehicle gross profit increased 10% in the first quarter of fiscal 2013, despite the 13% reduction in new vehicle unit sales. The higher profits resulted from an increase in new vehicle gross profit per unit, which continued to benefit from a reduction in discounting by new car manufacturers and dealers.

Wholesale Vehicle Gross Profit. Wholesale vehicle gross profit declined 5% in the first quarter of fiscal 2013, reflecting the combination of the 2% decrease in wholesale unit sales and a 3% reduction in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit dropped to $980 per unit compared with $1,013 per unit in the prior year period. While below the prior year’s record amount, the $980 per unit still represented the second highest level of wholesale gross profit per unit in the company’s history.

Other Gross Profit. Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales. We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the discount associated with the finance contracts purchased by subprime providers. Accordingly, changes in the relative mix of sales of these other gross profit components can affect the overall composition and amount of other gross profit.

Other gross profit fell 9% in the first quarter of fiscal 2013 primarily due to the reduction in third-party finance fees, partially offset by the higher ESP revenues.

Impact of Inflation. Historically, inflation has not been a significant contributor to results. Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average selling prices. However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

During the last three fiscal years, we have experienced a period of appreciation in used vehicle wholesale pricing. We believe the appreciation resulted, in part, from the reduced supply of late-model used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods. The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles. In fiscal 2012, we also experienced inflationary increases in key reconditioning cost components, including tires and petroleum-based products.

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

CAF provides financing for qualified customers at competitive market rates of interest. CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

COMPONENTS OF CAF INCOME

	Three Months Ended May 31
(In millions)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$120.3	9.5	$107.9	9.8
Interest expense	(25.1)	(2.0)	(28.5)	(2.6)

Total interest margin	95.2	7.5	79.4	7.2
Provision for loan losses	(9.2)	(0.7)	1.0	0.1

Total interest margin after provision for loan losses	86.0	6.8	80.4	7.3

Other income	—	—	0.7	0.1
Direct expenses:
Payroll and fringe benefit expense	(5.3)	(0.4)	(5.3)	(0.5)
Other direct expenses	(5.5)	(0.4)	(6.1)	(0.6)

Total direct expenses	(10.8)	(0.9)	(11.4)	(1.0)

CarMax Auto Finance income	$75.2	5.9	$69.7	6.4

Total average managed receivables	$5,075.2		$4,387.8

(1)	Annualized percent of total average managed receivables.

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

CAF ORIGINATION INFORMATION

	Three Months Ended
	May 31 (1)
	2012	2011
Net loans originated (in millions)	$786.8	$689.3
Vehicle units financed	41,660	37,454
Penetration rate (2)	36.4%	33.8%
Weighted average contract rate	8.9%	8.9%
Weighted average term (in months)	65.5	65.2

(1)	All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)	Vehicle units financed as a percentage of total retail units sold.

CAF’s average managed receivables increased 16%, reflecting the increased CAF origination volume throughout fiscal 2012 and the first quarter of fiscal 2013. Origination volumes have benefited from an increase in CAF’s loan penetration, as we transitioned back to a pre-recession origination strategy and reduced the volume of finance contracts sold to third-party providers. This transition was completed in January 2012. Originations also benefited from increased average retail selling prices, which translated into an increase in the average amount financed, and the growth in retail unit sales during fiscal 2012 and the first quarter of fiscal 2013. Our decision to retain more of the finance contracts that third-party providers had been purchasing in recent quarters primarily reflected our confidence in our ability to economically fund these loans. We expect this decision to continue to be accretive to earnings over time.

CAF income increased 8%. Favorable CAF loan loss experience increased net earnings by $0.01 per share in this year’s first quarter compared with $0.03 per share in last year’s quarter. Excluding this loss favorability in both periods, the percentage growth in CAF income would have more closely resembled the increase in average managed receivables.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, was 7.5% of average managed receivables in the current year quarter versus 7.2% in the prior year quarter. As a percentage of average managed receivables, interest and fee income declined to 9.5% from 9.8% in the first quarter of fiscal 2012, primarily reflecting the amortization of older loans with higher contract rates, partly offset by the effect of the shift in the credit quality mix in more recent loan originations. Interest expense declined to 2.0% of average managed receivables from 2.6% in the first quarter of fiscal 2012, reflecting the continued amortization of older, higher-cost term securitizations and the increasing portion of managed receivables funded with newer, lower-cost securitizations. For the past several years, CAF has benefited from historically low funding costs in the asset-backed securitization market. In a rising interest rate environment, CAF’s funding costs may rise more rapidly than consumer rates. Should this occur, the compression in CAF’s interest margin would be recognized over time, as loans amortize within the portfolio of managed receivables and new loans are originated.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended May 31
(In millions)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$43.3	0.9	$38.9	0.9
Charge-offs	(20.6)		(19.3)
Recoveries	14.7		15.7
Provision for loan losses	9.2		(1.0)

Balance as of end of period	$46.6	0.9	$34.3	0.8

(1)	Percent of total ending managed receivables as of the corresponding reporting date.

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

The allowance for loan losses increased to 0.9% of average managed receivables, or $46.6 million, as of May 31, 2012, compared with 0.8%, or $34.3 million, as of May 31, 2011. The increase in the allowance reflected the growth in average managed receivables and the origination and retention of loans with greater credit risk as we transitioned back to a pre-recession origination strategy, partially offset by the net effects of favorable loss trends and a high recovery rate relative to historical norms. We expect the allowance for loan losses as a percent of managed receivables will increase in future periods as the higher credit risk loans season and gradually become a larger percentage of managed receivables.

PAST DUE ACCOUNT INFORMATION

	As of May 31		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Accounts 31+ days past due	$128.6	$120.6	$116.5	$121.3
Ending managed receivables	$5,154.2	$4,490.8	$4,981.8	$4,334.6
Past due accounts as a percentage of ending managed receivables	2.50%	2.69%	2.34%	2.80%

CREDIT LOSS INFORMATION

	Three Months Ended
	May 31
(In millions)	2012	2011
Net credit losses on managed receivables	$5.9	$3.6
Total average managed receivables	$5,075.2	$4,387.8
Annualized net credit losses as a percentage of total average managed receivables	0.46%	0.32%
Average recovery rate	62.5%	60.8%

In the first quarter of fiscal 2013, past due accounts as a percentage of average managed receivables decreased modestly compared with last year’s first quarter, while net credit losses increased to $5.9 million, or 0.46% of average managed receivables, as of May 31, 2012, compared with $3.6 million, or 0.32%, as of May 31, 2011. The increase in net credit losses reflected the growth in average managed receivables and the origination and retention of loans with greater credit risk as we transitioned back to a pre-recession origination strategy. The increase was partially offset by the net effects of favorable loss experience, including a higher recovery rate relative to last year’s first quarter.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction. The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses

COMPONENTS OF SG&A EXPENSE

	Three Months Ended
	May 31
(In millions)	2012	2011 (1)
Compensation and benefits (2)	$143.4	$136.2
Store occupancy costs	47.8	46.0
Advertising expense	25.7	25.4
Other overhead costs (3)	36.7	34.1

Total SG&A expenses	$253.6	$241.7

(1)	As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

(2)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(3)	Includes IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 5% primarily as a result of a 7% increase in our store base since the beginning of last year’s first quarter (representing the addition of seven stores) and higher growth-related costs. Growth-related costs include store pre-opening expenses, relocation expenses, and the cost of building management bench strength to support future growth. SG&A per retail unit increased to $2,217 versus $2,178 in the prior year’s quarter, due to the costs associated with this year’s higher store growth rate and the lack of overhead leverage resulting from flat comparable store used unit sales.

Income Taxes. The effective income tax rate was 38.3% compared with 38.1% in the first quarter of fiscal 2012.

OPERATIONS OUTLOOK

Planned Superstore Openings. We opened two used car superstores during the first quarter of fiscal 2013, entering the Lancaster, Pennsylvania, and Bakersfield, California, markets. We currently plan to open a total of 10 stores in fiscal 2013 and between 10 and 15 stores in each of the following three fiscal years. We currently estimate capital expenditures will total approximately $280 million in fiscal 2013.

We plan to open the following stores within 12 months following May 31, 2012:

Location	Television Market	Market Status	Planned Opening Date
Nashville, Tennessee (1)	Nashville	Existing	Q2 fiscal 2013
Fort Myers, Florida (1)	Fort Myers	New	Q2 fiscal 2013
Naples, Florida	Fort Myers	New	Q2 fiscal 2013
Des Moines, Iowa	Des Moines	New	Q3 fiscal 2013
Oxnard, California	Los Angeles	Existing	Q3 fiscal 2013
Denver (Federal Heights), Colorado	Denver	New	Q3 fiscal 2013
Denver (Littleton), Colorado	Denver	New	Q4 fiscal 2013
Jacksonville, Florida	Jacksonville	Existing	Q4 fiscal 2013
Harrisonburg, Virginia	Harrisonburg	New	Q1 Fiscal 2014
Columbus, Georgia	Columbus	New	Q1 Fiscal 2014
Savannah, Georgia	Savannah	New	Q1 Fiscal 2014

(1)	Opened in June 2012.

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Operating Activities. In the first three months of fiscal 2013, $115.5 million of net cash was used in operating activities, while in the corresponding period in fiscal 2012, $24.9 million of net cash was provided by operating activities. These amounts included increases in auto loan receivables of $181.5 million and $162.0 million, respectively. The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of May 31, 2012, total inventory was $1.21 billion, representing an increase of $117.6 million, or 11%, compared with the balance at the start of the fiscal year. More than 40% of this increase represented the effect of higher acquisition costs on our inventory values. We had approximately 5% more used vehicles in inventory at May 31, 2012 compared with the start of the fiscal year, reflecting the seasonal build in inventory to support the summer selling season, as well as the opening of two stores during the quarter and two stores in June 2012. As of May 31, 2011, total inventory was $1.12 billion, representing an increase of $66.9 million, or 6%, compared with the balance at the start of that fiscal year. The increase in inventory during the first quarter of fiscal 2012 included the effects of 4% more used vehicle units in inventory and the rise in vehicle acquisition costs resulting from appreciation in wholesale vehicle values. The increase in inventory units in the fiscal 2012 period supported both the sales growth and the two stores opened during the quarter.

Investing Activities. During the first quarter, net cash used in investing activities totaled $20.4 million in fiscal 2013 compared with $39.5 million in fiscal 2012. Capital expenditures increased to $47.6 million in the first quarter of fiscal 2013 from $31.0 million in the prior year period. Capital expenditures in both periods primarily related to real estate acquisitions and store construction costs related to planned future store openings. We maintain a multi-year pipeline of store sites to support our store growth, so portions of capital spending in one year may relate to stores that we plan to open in subsequent fiscal years. The increase in fiscal 2013 capital expenditures relates to the growth in our planned store opening pace, as we increase store openings from 5 in fiscal 2012, to 10 in fiscal 2013, to 10 to 15 in each of the following 3 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions. No sale-leasebacks were conducted in fiscal 2012 or fiscal 2013.

As of May 31, 2012, we owned 52 and leased 58 of our 110 used car superstores.

Restricted cash from collections on auto loan receivables decreased $22.0 million in the first quarter of fiscal 2013 compared with a $9.0 million increase in the first quarter of fiscal 2012. These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities. During the first quarter of the year, net cash provided by financing activities totaled $149.7 million in fiscal 2013, compared with $129.5 million in fiscal 2012. In both periods, substantially all of the net cash provided by financing activities resulted from net increases in non-recourse notes payable, which were used to provide the financing for the majority of the increases in auto loan receivables.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of May 31		As of February 29 or 28
(In millions)	2012	2011 (1)	2012	2011 (1)
Borrowings under revolving credit facility	$0.8	$1.2	$0.9	$1.0
Finance and capital lease obligations	364.4	377.2	367.7	380.2
Non-recourse notes payable	4,825.2	4,142.1	4,684.1	4,013.7

Total debt	$5,190.4	$4,520.5	$5,052.7	$4,394.9

Cash and cash equivalents	$456.4	$156.0	$442.7	$41.1

(1)	As discussed in Note 2, amounts reflect the revisions to correct our accounting for sale-leaseback transactions.

Our $700 million unsecured revolving credit facility expires in August 2016. The credit facility agreement contains representations and warranties, conditions and covenants. As of May 31, 2012, we were in compliance with the covenants. Borrowings under the credit facility are available for working capital and general corporate purposes. As of May 31, 2012, $0.8 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions. The leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly. Payments on the leases are recognized as interest expense and a reduction of the obligations. Obligations under finance and capital leases as of May 31, 2012, consisted of $14.7 million classified as current portion of finance and capital lease obligations and $349.6 million classified as finance and capital lease obligations, excluding current portion.

We must meet financial covenants in conjunction with certain of the sale-leaseback transactions. As of May 31, 2012, we were in compliance with the covenants. We have not entered into any sale-leaseback transactions since fiscal 2009.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables. The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through August 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables. As of May 31, 2012, $4.83 billion of non-recourse notes payable were outstanding. The outstanding balance included $152.3 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.

As of May 31, 2012, the combined warehouse facility limit was $1.6 billion. As of that date, $1.25 billion of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $349.0 million. Subsequent to the end of the quarter, we completed a term securitization totaling $940 million of auto loan receivables. Of the combined warehouse facility limit, $800 million will expire in August 2012 and $800 million will expire in February 2013. The securitization agreements related to the warehouse facilities include various financial covenants. As of May 31, 2012, we were in compliance with the financial covenants. See Notes 2 and 9 for additional information on the warehouse facilities.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results. We disclaim any intent or obligation to update these statements. Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in general or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Changes in consumer credit availability related to our third-party financing providers.

•	Changes in the competitive landscape within our industry.

•	Significant changes in retail prices for used or new vehicles.

•	A reduction in the availability of or access to sources of inventory.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.

•	The loss of key employees from our store, regional and corporate management teams.

•	The failure of key information systems.

•	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers or manufacturer recalls.

•	The occurrence of severe weather events.

•	Factors related to the seasonal fluctuations in our business.

•	Factors related to the geographic concentration of our superstores.

•	The occurrence of certain other material events.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on page 34 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”). Our filings are publicly available on our investor information home page at investor.carmax.com. Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 29, 2012. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 29, 2012.

Item 4.	Controls and Procedures

Disclosure. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, with the participation of the CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period.

Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles. Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case. The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; and (5) unfair competition/California’s Labor Code Private Attorney General Act. The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present. On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class. On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions. The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class. The plaintiffs appealed the court’s ruling regarding the sales consultant overtime claim. On May 20, 2011, the California Court of Appeal affirmed the court’s ruling in favor of CarMax. The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied. As a result, the plaintiffs’ overtime claims are no longer part of the case.

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act. On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues. Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011. Plaintiffs filed an appeal with the California Court of Appeal. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business. Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2012, should be considered. These risks could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 6, 2012

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