Form 10-Q
period 2012-08-31
CARMAX INC
filed 2012-10-10
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

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

.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2012
Common Stock, par value $0.50	228,812,854

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 40.

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2012	% (2)	2011 (1)	% (2)	2012	% (2)	2011 (1)	% (2)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,191,964	79.5	$2,014,983	77.9	$4,380,871	79.2	$4,086,523	77.6
New vehicle sales	61,393	2.2	46,853	1.8	116,850	2.1	108,739	2.1
Wholesale vehicle sales	437,050	15.8	457,870	17.7	904,845	16.4	935,664	17.8
Other sales and revenues	67,597	2.5	68,113	2.6	129,858	2.3	136,310	2.6
NET SALES AND OPERATING REVENUES	2,758,004	100.0	2,587,819	100.0	5,532,424	100.0	5,267,236	100.0
Cost of sales	2,390,011	86.7	2,233,544	86.3	4,782,516	86.4	4,529,866	86.0
GROSS PROFIT	367,993	13.3	354,275	13.7	749,908	13.6	737,370	14.0
CARMAX AUTO FINANCE INCOME	75,676	2.7	63,826	2.5	150,855	2.7	133,487	2.5
Selling, general and administrative expenses	254,674	9.2	229,887	8.9	508,277	9.2	471,542	9.0
Interest expense	8,152	0.3	8,464	0.3	16,295	0.3	17,004	0.3
Other income	259	―	110	―	544	―	213	―
Earnings before income taxes	181,102	6.6	179,860	7.0	376,735	6.8	382,524	7.3
Income tax provision	69,466	2.5	68,706	2.7	144,353	2.6	145,870	2.8
NET EARNINGS	$111,636	4.0	$111,154	4.3	$232,382	4.2	$236,654	4.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	228,366		226,300		228,069		225,935
Diluted	231,696		230,681		231,749		230,479
NET EARNINGS PER SHARE:
Basic	$0.49		$0.49		$1.02		$1.05
Diluted	$0.48		$0.48		$1.00		$1.03

(1)   As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

(2)   Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2012	2011 (1)	2012	2011 (1)
NET EARNINGS	$111,636	$111,154	$232,382	$236,654
Other comprehensive income (loss), net of taxes:
Retirement plans:
Amortization recognized in net pension expense (2)	189	103	449	158
Cash flow hedges:
Effective portion of changes in fair value (3)	6,465	(6,487)	4,634	(10,612)
Reclassifications to CarMax Auto Finance income (4)	730	975	3,965	2,095
Other comprehensive income (loss), net of taxes	7,384	(5,409)	9,048	(8,359)
TOTAL COMPREHENSIVE INCOME	$119,020	$105,745	$241,430	$228,295

(1)   As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

(2)   Net of tax of $111 and $14 for the three months ended August 31, 2012 and 2011, respectively; and $151 and $72 for the six months ended August 31, 2012 and 2011, respectively.

(3)   Net of tax benefit of $9,845 and $4,218 for the three months ended August 31, 2012 and 2011, respectively; and $11,026 and $6,506 for the six months ended August 31, 2012 and 2011, respectively.  The three months and six months ended August 31, 2012, include a tax benefit adjustment of $8,518 related to prior years.

(4)   Net of tax of $2,563 and $0 for the three months ended August 31, 2012 and 2011, respectively; and $2,563 and $0 for the six months ended August 31, 2012 and 2011, respectively.  The three months and six months ended August 31, 2012, include a tax provision adjustment of $1,270 related to the first quarter of fiscal 2013.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
(In thousands except share data)	August 31, 2012	February 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$458,567	$442,658
Restricted cash from collections on auto loan receivables	204,731	204,314
Accounts receivable, net	70,426	86,434
Inventory	1,198,013	1,092,592
Deferred income taxes	7,705	9,938
Other current assets	22,106	17,512
TOTAL CURRENT ASSETS	1,961,548	1,853,448
Auto loan receivables, net	5,315,232	4,959,847
Property and equipment, net	1,347,313	1,278,722
Deferred income taxes	143,754	133,134
Other assets	103,593	106,392
TOTAL ASSETS	$8,871,440	$8,331,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$221,430	$324,827
Accrued expenses and other current liabilities	116,167	128,973
Accrued income taxes	557	3,125
Short-term debt	1,068	943
Current portion of finance and capital lease obligations	15,325	14,108
Current portion of non-recourse notes payable	171,292	174,337
TOTAL CURRENT LIABILITIES	525,839	646,313
Finance and capital lease obligations, excluding current portion	345,628	353,566
Non-recourse notes payable, excluding current portion	4,909,702	4,509,752
Other liabilities	140,684	148,800
TOTAL LIABILITIES	5,921,853	5,658,431

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
228,444,532 and 227,118,666 shares issued and outstanding
as of August 31, 2012 and February 29, 2012, respectively	114,222	113,559
Capital in excess of par value	911,875	877,493
Accumulated other comprehensive loss	(53,411)	(62,459)
Retained earnings	1,976,901	1,744,519
TOTAL SHAREHOLDERS’ EQUITY	2,949,587	2,673,112
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,871,440	$8,331,543

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31
(In thousands)	2012	2011 (1)
OPERATING ACTIVITIES:
Net earnings	$232,382	$236,654
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	46,442	39,454
Share-based compensation expense	30,206	26,303
Provision for loan losses	22,090	9,783
Loss on disposition of assets	446	1,195
Deferred income tax (benefit) provision	(76)	3,608
Net decrease (increase) in:
Accounts receivable, net	16,008	54,748
Inventory	(105,421)	(11,832)
Other current assets	(4,605)	11,648
Auto loan receivables, net	(377,475)	(388,282)
Other assets	971	(1,969)
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(132,469)	(42,095)
Other liabilities	(14,431)	(15,139)
NET CASH USED IN OPERATING ACTIVITIES	(285,932)	(75,924)
INVESTING ACTIVITIES:
Capital expenditures	(103,918)	(80,225)
(Increase) decrease in restricted cash from collections on auto loan receivables	(417)	6,108
Increase in restricted cash in reserve accounts	(3,151)	(4,562)
Release of restricted cash from reserve accounts	7,992	6,997
Purchases of money market securities, net	(2,104)	(291)
Purchases of investments available-for-sale	(1,227)	(2,164)
Sales of investments available-for-sale	318	―
NET CASH USED IN INVESTING ACTIVITIES	(102,507)	(74,137)
FINANCING ACTIVITIES:
Increase in short-term debt, net	125	331
Payments on finance and capital lease obligations	(6,721)	(6,093)
Issuances of non-recourse notes payable	2,345,000	1,869,000
Payments on non-recourse notes payable	(1,948,095)	(1,584,059)
Equity issuances, net	4,209	4,362
Excess tax benefits from share-based payment arrangements	9,830	7,312
NET CASH PROVIDED BY FINANCING ACTIVITIES	404,348	290,853
Increase in cash and cash equivalents	15,909	140,792
Cash and cash equivalents at beginning of year	442,658	41,121
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$458,567	$181,913

(1)   As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.   Background

CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through our own finance operation, CarMax Auto Finance (“CAF”), and third-party financing providers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.   At select locations we also sell new vehicles under various franchise agreements.

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

Cash and Cash Equivalents.  Cash equivalents of $50.1 million as of August 31, 2012, and $429.3 million as of February 29, 2012, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $204.7 million as of August 31, 2012, and $204.3 million as of February 29, 2012, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $40.5 million as of August 31, 2012, and $45.3 million as of February 29, 2012.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments was $34.4 million as of August 31, 2012, and $31.4 million as of February 29, 2012.

Finance Lease Obligations.  As reported in our Annual Report on Form 10-K for fiscal 2012, we revised our consolidated financial statements to correct our accounting for sale-leaseback transactions.  The revisions resulted from the misapplication of the sale-leaseback provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 840, Leases, related to transactions we entered into between fiscal 1995 and 2009. We determined that our financial statements were not materially affected by the correction.  The following tables summarize the impact of the revisions on the major financial statement line items for the three months and six months ended August 31, 2011.

Consolidated Statements of Earnings

	Three Months Ended August 31, 2011
	Previously
(In thousands except per share data)	Reported	Adjustments		Revised
Selling, general and administrative expenses	$236,435		$(6,548)	$229,887
Interest expense	$787		$7,677	$8,464
Earnings before income taxes	$180,989		$(1,129)	$179,860
Income tax provision	$69,094		$(388)	$68,706
Net earnings	$111,895		$(741)	$111,154

Net Earnings Per Share:
Basic	$0.49	$	―	$0.49
Diluted	$0.49		$(0.01)	$0.48

	Six Months Ended August 31, 2011
	Previously
(In thousands except per share data)	Reported	Adjustments		Revised
Selling, general and administrative expenses	$484,640		$(13,098)	$471,542
Interest expense	$1,578		$15,426	$17,004
Earnings before income taxes	$384,852		$(2,328)	$382,524
Income tax provision	$146,669		$(799)	$145,870
Net earnings	$238,183		$(1,529)	$236,654

Net Earnings Per Share:
Basic	$1.05	$	―	$1.05
Diluted	$1.03	$	―	$1.03

Consolidated Statement of Cash Flows

	Six Months Ended August 31, 2011
	Previously
(In thousands)	Reported	Adjustments		Revised
Net cash used in operating activities	$(81,641)		$5,717	$(75,924)
Net cash provided by financing activities	$296,570		$(5,717)	$290,853
Increase in cash and cash equivalents	$140,792	$	―	$140,792

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

Recent Accounting Pronouncements.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210).  The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets.  The provisions for this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.   CarMax Auto Finance Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$123.5	9.4	$111.8	9.7	$243.8	9.4	$219.7	9.8
Interest expense	(23.9)	(1.8)	(26.2)	(2.3)	(49.0)	(1.9)	(54.7)	(2.4)
Total interest margin	99.6	7.6	85.6	7.5	194.8	7.5	165.0	7.3
Provision for loan losses	(12.9)	(1.0)	(10.8)	(0.9)	(22.1)	(0.9)	(9.8)	(0.4)
Total interest margin after
provision for loan losses	86.7	6.6	74.8	6.5	172.7	6.7	155.2	6.9

Other (loss) income	(0.2)	―	0.4	―	(0.2)	―	1.1	―

Direct expenses:
Payroll and fringe benefit
expense	(5.4)	(0.4)	(5.1)	(0.4)	(10.7)	(0.4)	(10.4)	(0.5)
Other direct expenses	(5.4)	(0.4)	(6.3)	(0.5)	(10.9)	(0.4)	(12.4)	(0.6)
Total direct expenses	(10.8)	(0.8)	(11.4)	(1.0)	(21.6)	(0.8)	(22.8)	(1.0)
CarMax Auto Finance income	$75.7	5.8	$63.8	5.6	$150.9	5.8	$133.5	5.9

Total average managed
receivables	$5,245.4		$4,596.6		$5,160.3		$4,492.2

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

4.   Auto Loan Receivables

Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of these amounts serve as collateral for the related non-recourse notes payable of $5.08 billion as of August 31, 2012, and $4.68 billion as of February 29, 2012.  See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Warehouse facilities	$1,066.0	$1,559.0	$553.0	$943.0
Term securitizations	4,029.7	2,865.0	4,211.8	3,193.1
Other receivables (1)	246.4	283.7	217.0	198.5
Total ending managed receivables	5,342.1	4,707.7	4,981.8	4,334.6
Accrued interest and fees	25.7	24.7	23.1	20.9
Other	(3.1)	2.9	(1.8)	4.0
Less allowance for loan losses	(49.5)	(36.2)	(43.3)	(38.9)
Auto loan receivables, net	$5,315.2	$4,699.1	$4,959.8	$4,320.6

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

Ending Managed Receivables by Major Credit Grade

	As of August 31				As of February 29 or 28
(In millions)	2012 (1)	% (2)	2011 (1)	% (2)	2012 (1)	% (2)	2011 (1)	% (2)
A	$2,548.5	47.7	$2,385.9	50.7	$2,452.8	49.2	$2,234.1	51.5
B	2,088.9	39.1	1,838.3	39.0	1,923.6	38.6	1,668.0	38.5
C and other	704.7	13.2	483.5	10.3	605.4	12.2	432.5	10.0
Total ending managed receivables	$5,342.1	100.0	$4,707.7	100.0	$4,981.8	100.0	$4,334.6	100.0

(1)   Classified based on credit grade assigned when customers were initially approved for financing.

(2)   Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$46.6	0.9	$34.3	0.8	$43.3	0.9	$38.9	0.9
Charge-offs	(24.3)		(23.2)		(44.9)		(42.5)
Recoveries	14.3		14.3		29.0		30.0
Provision for loan losses	12.9		10.8		22.1		9.8
Balance as of end of period	$49.5	0.9	$36.2	0.8	$49.5	0.9	$36.2	0.8

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

Past Due Receivables

	As of August 31				As of February 29 or 28
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Total ending managed receivables	$5,342.1	100.0	$4,707.7	100.0	$4,981.8	100.0	$4,334.6	100.0

Delinquent loans:
31-60 days past due	$103.9	1.9	$95.4	2.0	$85.1	1.7	$86.6	2.0
61-90 days past due	31.3	0.6	27.5	0.6	21.8	0.4	24.2	0.6
Greater than 90 days past due	10.5	0.2	10.7	0.2	9.6	0.2	10.5	0.2
Total past due	$145.7	2.7	$133.6	2.8	$116.5	2.3	$121.3	2.8

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $12.7 million will be reclassified as a decrease to CAF income.

As of August 31, 2012, we had interest rate swaps outstanding with a combined notional amount of $993.0 million that were designated as cash flow hedges of interest rate risk.

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

As of August 31, 2012, we had interest rate swaps outstanding with a combined notional amount of $11.1 million and interest rate caps outstanding with offsetting (asset and liability) notional amounts of $790.4 million, which are not designated as accounting hedges.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The table below presents the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  See Note 6 for additional information on fair value measurements.

Fair Values of Derivative Instruments

	As of August 31, 2012				As of February 29, 2012
(In thousands)	Assets		Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$	―	$	―	$11	$	―
Interest rate swaps (2)		―		(4,600)	―		(1,643)
Total derivatives designated as accounting hedges		―		(4,600)	11		(1,643)
Derivatives not designated as accounting hedges:
Interest rate swaps (1)		8		―	304		―
Interest rate swaps (2)		―		(8)	―		(335)
Interest rate caps (1)		54		(54)	83		(81)
Total derivatives not designated as accounting hedges		62		(62)	387		(416)
Total		$62		$(4,662)	$398		$(2,059)

(1)   Reported in other current assets on the consolidated balance sheets.

(2)   Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The table below presents the effect of the company’s derivative instruments on the consolidated statements of earnings.

Effect on the Consolidated Statements of Earnings

		Three Months Ended		Six Months Ended
		August 31		August 31
(In thousands)		2012	2011	2012	2011
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(3,380)	$(10,705)	$(6,392)	$(17,118)
Loss reclassified from AOCL into CAF income (1)		$(3,293)	$(975)	$(6,528)	$(2,095)

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (2)	$	―	$(35)	$(1)	$(75)

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2012
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$80,965	$	―		$80,965
Mutual fund investments		3,495		―		3,495
Derivative instruments		―		8		8
Total assets at fair value		$84,460		$8		$84,468

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		1.0%		―	%	1.0%

Liabilities:
Derivative instruments	$	―		$4,608		$4,608
Total liabilities at fair value	$	―		$4,608		$4,608

Percent of total liabilities		― %		0.1%		0.1%

	As of February 29, 2012
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$458,090	$	―		$458,090
Mutual fund investments		2,586		―		2,586
Derivative instruments		―		317		317
Total assets at fair value		$460,676		$317		$460,993

Percent of total assets at fair value		99.9%		0.1%		100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,978		$1,978
Total liabilities at fair value	$	―		$1,978		$1,978

Percent of total liabilities		― %		―	%	― %

7.   Income Taxes

We had $20.7 million of gross unrecognized tax benefits as of August 31, 2012, and $20.9 million as of February 29, 2012.  During the six months ended August 31, 2012, we settled federal and state liabilities of $2.8 million related to the Internal Revenue Service audit of fiscal years 2008 through 2010.  There were no other significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2012, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.   Retirement Plans

Effective December 31, 2008, we froze both of our noncontributory defined benefit plans: our pension plan (the “pension plan”) and our unfunded, nonqualified plan (the “restoration plan”), which restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  No additional benefits have accrued under these plans since that date.  In connection with benefits earned prior to December 31, 2008, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

Components of Net Pension Expense

	Three Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2012	2011	2012	2011	2012	2011
Interest cost	$1,824	$1,708	$115	$131	$1,939	$1,839
Expected return on plan assets	(1,913)	(1,717)	―	―	(1,913)	(1,717)
Recognized actuarial loss	300	117	―	―	300	117
Net pension expense	$211	$108	$115	$131	$326	$239

	Six Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2012	2011	2012	2011	2012	2011
Interest cost	$3,650	$3,416	$230	$260	$3,880	$3,676
Expected return on plan assets	(3,796)	(3,436)	―	―	(3,796)	(3,436)
Recognized actuarial loss	600	230	―	―	600	230
Net pension expense	$454	$210	$230	$260	$684	$470

We made contributions of $5.1 million to the pension plan during the six months ended August 31, 2012.  We do not anticipate making any further contributions during the remainder of fiscal 2013.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2012.

9.   Debt

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016.  The credit facility agreement contains representations and warranties, conditions and covenants.  As of August 31, 2012, we were in compliance with the covenants.  Borrowings under the credit facility are available for working capital and general corporate purposes.  As of August 31, 2012, $1.1 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions.  The leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  Obligations under finance and capital leases as of August 31, 2012, consisted of $15.3 million classified as current portion of finance and capital lease obligations and $345.6 million classified as finance and capital lease obligations, excluding current portion.

We must meet financial covenants in conjunction with certain of the sale-leaseback transactions.  As of August 31, 2012, we were in compliance with the covenants.  We have not entered into any sale-leaseback transactions since fiscal 2009.

Non-Recourse Notes Payable.  The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  As of August 31, 2012, $5.08 billion of non-recourse notes payable was outstanding.  The outstanding balance included $171.3 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.  The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through December 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

During the second quarter of fiscal 2013, we renewed our $800 million warehouse facility that was scheduled to expire in August 2012 for an additional 364-day term.  As of August 31, 2012, the combined warehouse facility limit was $1.6 billion.  As of that date, $1.07 billion of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $534.0 million.  Of the combined warehouse facility limit, $800 million will expire in February 2013 and $800 million will expire in August 2013.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.

The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  As of August 31, 2012, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

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

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  The stock options generally vest annually in equal amounts over periods of one to four years.  These options are subject to forfeiture and expire no later than ten years after the date of the grant.

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

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No restricted stock awards have been granted since fiscal 2009, and no awards were outstanding as of February 29, 2012.  We realized related tax benefits of $10.9 million from the vesting of restricted stock during the six months ended August 31, 2011.

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2012	2011	2012	2011
Cost of sales	$682	$414	$1,097	$689
CarMax Auto Finance income	651	506	1,129	862
Selling, general and administrative expenses	13,559	10,638	28,483	25,241
Share-based compensation expense, before income taxes	$14,892	$11,558	$30,709	$26,792

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2012	2011	2012	2011
Nonqualified stock options	$5,528	$4,899	$14,241	$12,885
Cash-settled restricted stock units	5,692	3,520	8,392	6,867
Stock-settled restricted stock units	2,844	2,292	7,023	5,838
Employee stock purchase plan	278	265	503	489
Stock grants to non-employee directors	550	550	550	550
Restricted stock	―	32	―	163
Share-based compensation expense, before income taxes	$14,892	$11,558	$30,709	$26,792

We recognize compensation expense for stock options, MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the six months ended August 31, 2012 or 2011.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 29, 2012	12,578	$19.84
Options granted	2,234	31.60
Options exercised	(792)	15.86
Options forfeited or expired	(33)	24.70
Outstanding as of August 31, 2012	13,987	$21.93	3.8	$127,631
Exercisable as of August 31, 2012	9,221	$18.61	2.9	$112,031

For the six months ended August 31, 2012 and 2011, we granted nonqualified options to purchase 2,233,624 and 1,933,690 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the six months ended August 31, 2012 and 2011, was $12.6 million and $14.0 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the six months ended August 31, 2012 and 2011, was $12.2 million and $13.2 million, respectively.  We realized related tax benefits of $4.9 million and $5.2 million during the six months ended August 31, 2012, and 2011, respectively.

Outstanding Stock Options

				As of August 31, 2012
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$7.14	-	$10.75	482	0.6	$7.15	482	$7.15
	$11.43			2,196	3.6	$11.43	1,618	$11.43
	$13.19	-	$14.81	2,044	2.3	$13.83	2,044	$13.83
	$14.86	-	$19.82	2,033	2.4	$19.22	2,033	$19.22
	$19.98	-	$25.12	1,304	1.9	$24.78	1,233	$24.84
	$25.39	-	$30.24	1,851	4.5	$25.56	1,019	$25.41
	$31.76	-	$32.05	2,189	6.6	$31.76	140	$31.77
	$32.69	-	$33.11	1,888	5.6	$32.70	652	$32.70
Total				13,987	3.8	$21.93	9,221	$18.61

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

The weighted average fair value per share at the date of grant for options granted during the six months ended August 31, 2012 and 2011, was $12.68 and $13.84, respectively.  The unrecognized compensation costs related to nonvested options totaled $41.9 million as of August 31, 2012.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Assumptions Used to Estimate Option Values

	Six Months Ended August 31
	2012			2011
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	32.4%	-	51.4%	34.8%	-	51.0%
Weighted average expected volatility			49.4%			49.3%
Risk-free interest rate (2)	0.02%	-	2.0%	0.01%	-	3.5%
Expected term (in years) (3)			4.7			4.6

(1)   Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)   Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)   Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	1,915	$21.76
Stock units granted	644	$31.76
Stock units vested and converted	(780)	$11.53
Stock units cancelled	(58)	$28.68
Outstanding as of August 31, 2012	1,721	$29.90

For the six months ended August 31, 2012 and 2011, we granted RSUs of 644,232 units and 575,380 units, respectively.  The initial fair market value per unit at the date of grant for the RSUs granted during the six months ended August 31, 2012 and 2011, was $31.76 and $32.69, respectively.  The RSUs are cash-settled upon vesting.  For the six months ended August 31, 2012, we paid out $17.9 million before payroll tax withholdings upon the vesting of restricted stock units and realized tax benefits of $7.1 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of August 31, 2012
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2014	$10,583	$28,220
Fiscal 2015	11,497	30,659
Fiscal 2016	12,645	33,721
Total expected cash settlements	$34,725	$92,600

(1)   Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	950	$31.12
Stock units granted	347	$40.36
Stock units vested and converted	(387)	$16.67
Stock units cancelled	(6)	$40.77
Outstanding as of August 31, 2012	904	$41.00

For the six months ended August 31, 2012 and 2011, we granted MSUs of 346,551 units and 292,946 units, respectively.  The fair value per unit at the date of grant for MSUs granted during the six months ended August 31, 2012 and 2011, was $40.36 and $45.58, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $9.5 million for the six months ended August 31, 2012, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $19.7 million as of August 31, 2012.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

11.  Net Earnings per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average common shares outstanding during the period.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of weighted average common shares outstanding and dilutive potential common shares.  For periods with outstanding participating securities, diluted net earnings per share reflects the more dilutive of the “if‑converted” treasury stock method or the two-class method.  For periods with no outstanding participating securities, diluted net earnings per share is calculated using the “if-converted” treasury stock method.  There were no outstanding participating securities during the three months and six months ended August 31, 2012.

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of net earnings per share pursuant to the two-class method.  Our restricted stock awards are considered participating securities because they contain nonforfeitable rights to dividends and are included in the computation of net earnings per share pursuant to the two-class method.  Nonvested MSUs do not receive nonforfeitable dividend equivalent rights, and therefore, are not considered participating securities.  RSUs are nonparticipating, non-equity instruments, and therefore, are excluded from net earnings per share calculations.

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2012	2011 (1)	2012	2011 (1)
Net earnings	$111,636	$111,154	$232,382	$236,654
Less net earnings allocable to restricted stock	―	―	―	190
Net earnings available for basic common shares	111,636	111,154	232,382	236,464
Adjustment for dilutive potential common shares	―	―	―	24
Net earnings available for diluted common shares	$111,636	$111,154	$232,382	$236,488

Weighted average common shares outstanding	228,366	226,300	228,069	225,935
Dilutive potential common shares:
Stock options	2,958	3,575	3,196	3,764
Stock-settled restricted stock units	372	806	484	780
Weighted average common shares and dilutive
potential common shares	231,696	230,681	231,749	230,479
Basic net earnings per share	$0.49	$0.49	$1.02	$1.05
Diluted net earnings per share	$0.48	$0.48	$1.00	$1.03

(1)   As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended August 31, 2012 and 2011, weighted average options to purchase 4,266,794 shares and 3,255,021 shares of common stock, respectively, were not included.  For the six months ended August 31, 2012 and 2011, weighted-average options to purchase 3,678,076 shares and 2,912,288 shares of common stock, respectively, were not included.

12.  Accumulated Other Comprehensive Loss

			Total
			Accumulated
	Unrecognized		Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	(Losses) Gains	Hedge Losses	Loss
Balance as of February 29, 2012	$(39,774)	$(22,685)	$(62,459)
Amortization recognized in net pension expense	449		449
Effective portion of changes in fair value		4,634	4,634
Reclassifications to CarMax Auto Finance income		3,965	3,965
Balance as of August 31, 2012	$(39,325)	$(14,086)	$(53,411)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $32.3 million as of August 31, 2012, and $24.0 million as of February 29, 2012.  In the second quarter of fiscal 2013, a $8.5 million tax benefit adjustment related to prior years was made to the effective portion of changes in fair value and a $1.3 million tax provision adjustment related to the first quarter of fiscal 2013 was made to the reclassifications to CarMax Auto Finance income.  The adjustments are not considered material to any of the periods presented.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011.  Plaintiffs filed an appeal that is currently pending with the California Court of Appeal.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2012, we operated 113 used car superstores in 56 markets, comprising 44 mid-sized markets, 11 large markets and 1 small market.  We also operated four new car franchises.  During fiscal 2012, we sold 408,080 used cars, representing 98% of the total 415,759 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer is structured around four customer benefits: low, no-haggle prices; a broad selection; high quality vehicles; and a customer-friendly sales process.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to commence their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection (“GAP”) product and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2012, we conducted auctions at 54 used car superstores.  During fiscal 2012, we sold 316,649 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed approximately 37% of our retail vehicle unit sales in the first half of fiscal 2013.  As of August 31, 2012, CAF serviced approximately 430,000 customer accounts in its $5.34 billion portfolio of managed receivables.

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

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening three superstores that year and five superstores in fiscal 2012.  We plan to open 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following 3 fiscal years.  While we have more than 100 superstores, we are still in the midst of the national rollout of our retail concept, and as of August 31, 2012, we had used car superstores located in markets that comprised approximately 51% of the U.S. population.

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

Fiscal 2013 Second Quarter Highlights

▪

Net sales and operating revenues increased 7% to $2.76 billion from $2.59 billion in the second quarter of fiscal 2012, while net earnings were relatively unchanged at $111.6 million, or $0.48 per share, compared with $111.2 million, or $0.48 per share, in the prior year period.

▪

Total used vehicle revenues increased 9% to $2.19 billion from $2.01 billion in the second quarter of fiscal 2012.  Total used vehicle unit sales rose 8%, reflecting the combination of a 5% increase in comparable store used unit sales together with sales from newer stores not yet included in the comparable store base.  The used vehicle average selling price was similar to the prior year’s quarter.

▪

Total wholesale vehicle revenues declined 5% to $437.1 million from $457.9 million in the second quarter of fiscal 2012.  The reduction in wholesale vehicle revenues resulted from 2% declines in both unit sales and the wholesale vehicle average selling price.  Appraisal traffic was higher than in the prior year period; however, our appraisal buy rate was lower.

▪

Total gross profit increased 4% to $368.0 million compared with $354.3 million in the second quarter of fiscal 2012, as an 8% increase in used vehicle gross profit more than offset reductions in wholesale, new and other gross profit.

▪

CAF income increased 19% to $75.7 million compared with $63.8 million in the second quarter of fiscal 2012.  The improvement in CAF income was primarily due to the 14% increase in average managed receivables.  The increase in average managed receivables reflected the growth in CAF origination volume throughout fiscal 2012 and the first half of fiscal 2013 as we transitioned back to a pre-recession origination strategy, as well as higher average selling prices and retail unit sales growth over this period.

▪

Selling, general and administrative (“SG&A”) expenses increased 11% to $254.7 million from $229.9 million in the second quarter of fiscal 2012.  SG&A per retail unit increased 2% to $2,241 versus $2,197 in the prior year’s quarter.  The increase in SG&A expenses primarily reflected the 8% increase in our store base since the beginning of last year’s second quarter and costs associated with this year’s higher rate of store growth.

▪

In the first half of the fiscal year, net cash used in operating activities totaled $285.9 million in fiscal 2013 compared with $75.9 million in fiscal 2012.  These amounts included increases in auto loan receivables of $377.5 million and $388.3 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2012.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended				Six Months Ended
	August 31				August 31
(In millions)	2012	%	2011	%	2012	%	2011	%
Used vehicle sales	$2,192.0	79.5	$2,015.0	77.9	$4,380.9	79.2	$4,086.5	77.6
New vehicle sales	61.4	2.2	46.9	1.8	116.9	2.1	108.7	2.1
Wholesale vehicle sales	437.1	15.8	457.9	17.7	904.8	16.4	935.7	17.8
Other sales and revenues:
Extended service plan revenues	52.9	1.9	44.9	1.7	104.2	1.9	91.3	1.7
Service department sales	26.8	1.0	26.0	1.0	51.6	0.9	51.2	1.0
Third-party finance fees, net	(12.1)	(0.4)	(2.9)	(0.1)	(25.9)	(0.5)	(6.2)	(0.1)
Total other sales and revenues	67.6	2.5	68.1	2.6	129.9	2.3	136.3	2.6
Total net sales and operating revenues	$2,758.0	100.0	$2,587.8	100.0	$5,532.4	100.0	$5,267.2	100.0

Unit Sales

	Three Months Ended		Six Months Ended
	August 31		August 31
	2012	2011	2012	2011
Used vehicles	111,316	102,825	223,607	211,336
New vehicles	2,352	1,798	4,459	4,233
Wholesale vehicles	82,771	84,885	166,312	169,947

Average Selling Prices

	Three Months Ended		Six Months Ended
	August 31		August 31
	2012	2011	2012	2011
Used vehicles	$19,494	$19,408	$19,389	$19,148
New vehicles	$25,982	$25,927	$26,073	$25,559
Wholesale vehicles	$5,133	$5,249	$5,292	$5,359

Used Vehicle Sales Changes

	Three Months Ended		Six Months Ended
	August 31		August 31
	2012	2011	2012	2011
Used vehicle units	8%	(1)%	6%	3%
Used vehicle dollars	9%	7%	7%	10%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended		Six Months Ended
	August 31		August 31
	2012	2011	2012	2011
Used vehicle units	5%	(2)%	2%	2%
Used vehicle dollars	5%	5%	4%	8%

Change in Used Car Superstore Base

	Three Months Ended		Six Months Ended
	August 31		August 31
	2012	2011	2012	2011
Used car superstores, beginning of period	110	105	108	103
Superstore openings	3	1	5	3
Used car superstores, end of period	113	106	113	106

Used Vehicle Sales.  The 9% increase in used vehicle revenues in the second quarter of fiscal 2013 was primarily the result of an 8% increase in used unit sales.  The increase in used unit sales included a 5% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was driven by improved conversion, which was supported by better credit offers and continued strong in-store execution.  The used vehicle average retail selling price was similar to the prior year’s second quarter.

The overall supply of late-model used vehicles being remarketed has remained constrained following three years of new car industry sales at rates significantly below pre-recession levels.  During most of this period, wholesale vehicle industry values rose, which increased our vehicle acquisition costs and average selling prices compared with pre-recession periods.  We believe the constrained supply of late-model used vehicles and the resulting increase in selling prices has had an adverse effect on our sales.

The 7% increase in used vehicle revenues in the first half of fiscal 2013 resulted from a 6% increase in unit sales and a 1% increase in average retail selling price.  The 6% increase in unit sales included a 2% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  Similar to the second quarter, the improvement in comparable store unit growth was driven by improved conversion.  The increase in used vehicle average retail selling price in the first half of the year primarily reflected the net effect of shifts in our sales mix by vehicle age.  Our sales mix will vary from period to period, reflecting changing consumer preferences.

Wholesale Vehicle Sales.  We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles sold.

The 5% decline in wholesale vehicle revenues in the second quarter of fiscal 2013 resulted from 2% decreases in both wholesale unit sales and the wholesale vehicle average selling price.  The decrease in unit sales reflected a challenging year-over-year comparison, following increases of 23% and 20% in the second quarter of the two previous fiscal years.  Appraisal traffic in the current quarter was higher than in the prior year; however, our appraisal buy rate was lower, which we believe reflected the effect of moderating wholesale vehicle valuations in recent months.

The 3% decline in wholesale vehicle revenues in the first half of fiscal 2013 resulted from a 2% decrease in wholesale unit sales and a 1% decline in wholesale vehicle average selling price.  Similar to the second quarter, appraisal traffic in the first half of the year was higher than in fiscal 2012; however, our appraisal buy rate declined.

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

Other sales and revenues declined 1% in the second quarter of fiscal 2013 compared with the prior year period, as an increase in ESP revenues was more than offset by a reduction in net third-party finance fees caused by a mix shift among providers.  Third party subprime providers originated 14% of used vehicle unit sales in the current quarter compared with 7% in the prior year’s second quarter.  ESP revenues climbed 18% largely due to the growth in our retail vehicle unit sales and an increase in ESP penetration, as well as a payment from a third-party ESP administrator based on favorable claims experience.

Other sales and revenues declined 5% in the first half of fiscal 2013 compared with the prior year period.  Similar to the second quarter, growth in ESP revenues was more than offset by a reduction in net third-party finance fees.  Third-party subprime finance providers originated 15% of used vehicle unit sales in the first half of fiscal 2013 compared with 8% in fiscal 2012.  ESP revenues increased 14% in the first half of the year primarily reflecting the growth in our retail vehicle unit sales and an increase in ESP penetration.

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

Gross Profit

	Three Months Ended		Six Months Ended
	August 31		August 31
(In millions)	2012	2011	2012	2011
Used vehicle gross profit	$241.8	$224.0	$491.2	$465.2
New vehicle gross profit	1.6	1.7	3.2	3.1
Wholesale vehicle gross profit	75.1	78.8	157.0	165.0
Other gross profit	49.5	49.8	98.6	104.0
Total	$368.0	$354.3	$749.9	$737.4

Gross Profit Per Unit

	Three Months Ended				Six Months Ended
	August 31				August 31
	2012		2011		2012		2011
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,172	11.0	$2,178	11.1	$2,197	11.2	$2,201	11.4
New vehicle gross profit	$676	2.6	$948	3.6	$713	2.7	$744	2.9
Wholesale vehicle gross profit	$907	17.2	$929	17.2	$944	17.3	$971	17.6
Other gross profit	$436	73.3	$476	73.1	$432	75.9	$482	76.3
Total gross profit	$3,237	13.3	$3,386	13.7	$3,288	13.6	$3,421	14.0

(1)   Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)   Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 8% in the second quarter and 6% in the first half of fiscal 2013.  In both periods, the improvement was driven by corresponding increases in used unit sales.  On a year-over-year basis, used vehicle gross profit per unit was virtually unchanged, at $2,172 per unit in the second quarter compared with $2,178 per unit in the prior year quarter, and at $2,197 per unit in the first half of fiscal 2013 compared with $2,201 per unit in the corresponding period of fiscal 2012.  We have been able to manage to a relatively consistent gross profit per unit over the last several years.

Wholesale Vehicle Gross Profit.  Wholesale vehicle gross profit declined 5% in both the second quarter and the first half of fiscal 2013.  In both periods, roughly half of the reduction in wholesale gross profits was attributable to the modestly lower wholesale unit sales and half was attributable to a decline in wholesale gross profit of between $20 and $30 per unit.  Second quarter wholesale vehicle gross profit per unit was $907 per unit compared with $929 per unit in the prior year period, while wholesale gross profit for the first half of the fiscal year was $944 per unit compared with $971 per unit in fiscal 2012.

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

Other gross profit fell less than 1% in the second quarter and 5% in the first half of fiscal 2013, similar to the changes in other sales and revenues for these periods.

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

CarMax Auto Finance Income.  CAF provides financing for a portion of our used and new car retail sales.  Because the purchase of a vehicle is generally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe that our processes and systems, the transparency of our pricing and our vehicle quality provide a unique and ideal environment in which to procure high-quality auto loans, both for CAF and for the third-party financing providers.  Generally, CAF has provided us the opportunity to realize additional profits and cash flows from auto loan receivables while managing our reliance on third-party financing sources.  We also believe CAF enables us to capture additional sales.

CAF provides financing for qualified customers at competitive market rates of interest.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$123.5	9.4	$111.8	9.7	$243.8	9.4	$219.7	9.8
Interest expense	(23.9)	(1.8)	(26.2)	(2.3)	(49.0)	(1.9)	(54.7)	(2.4)
Total interest margin	99.6	7.6	85.6	7.5	194.8	7.5	165.0	7.3
Provision for loan losses	(12.9)	(1.0)	(10.8)	(0.9)	(22.1)	(0.9)	(9.8)	(0.4)
Total interest margin after
provision for loan losses	86.7	6.6	74.8	6.5	172.7	6.7	155.2	6.9

Other (loss) income	(0.2)	―	0.4	―	(0.2)	―	1.1	―

Direct expenses:
Payroll and fringe benefit
expense	(5.4)	(0.4)	(5.1)	(0.4)	(10.7)	(0.4)	(10.4)	(0.5)
Other direct expenses	(5.4)	(0.4)	(6.3)	(0.5)	(10.9)	(0.4)	(12.4)	(0.6)
Total direct expenses	(10.8)	(0.8)	(11.4)	(1.0)	(21.6)	(0.8)	(22.8)	(1.0)
CarMax Auto Finance income	$75.7	5.8	$63.8	5.6	$150.9	5.8	$133.5	5.9

Total average managed
receivables	$5,245.4		$4,596.6		$5,160.3		$4,492.2

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

CAF Origination Information

	Three Months Ended		Six Months Ended
	August 31 (1)		August 31 (1)
	2012	2011	2012	2011
Net loans originated (in millions)	$822.4	$771.9	$1,609.2	$1,461.2
Vehicle units financed	42,388	40,399	84,048	77,853
Penetration rate (2)	37.3%	38.6%	36.9%	36.1%
Weighted average contract rate	8.1%	8.9%	8.5%	8.9%
Weighted average term (in months)	65.9	65.7	65.7	65.5

(1)   All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)   Vehicle units financed as a percentage of total retail units sold.

CAF income increased 19% in the second quarter of fiscal 2013 and 13% in the first half of the fiscal year, primarily reflecting the growth in average managed receivables.  Favorable CAF loan loss experience increased net earnings by $0.01 per share during the first six months of fiscal 2013 compared with $0.03 per share in the same period last year. The favorability occurred in the first quarter of both years.  Despite the growth in our managed receivables, direct expenses decreased year over year, driven by operating efficiencies.

CAF’s average managed receivables increased 14% in the second quarter of fiscal 2013 and 15% in the first half of the fiscal year, reflecting the growth in CAF origination volume throughout fiscal 2012 and the first half of fiscal 2013.  Origination volumes have benefited from an increase in CAF’s loan penetration, as we transitioned back to a pre-recession origination strategy and reduced the volume of finance contracts we were selling to third-party providers.  This transition was completed in

January 2012.  Our decision to retain more of the finance contracts that third-party providers had been purchasing in previous quarters primarily reflected our confidence in our ability to economically fund these loans.  Originations also benefited from increased average retail selling prices, which translated into an increase in the average amount financed, and from the growth in retail unit sales during fiscal 2012 and the first half of fiscal 2013.

Total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, improved as a percentage of average managed receivables in both the second quarter and first six months of the fiscal year compared with the respective prior year periods. The improvement was the result of our funding costs for newer originations declining more rapidly than our interest and fee income as a percentage of average managed receivables.  For the past several years, CAF has benefited from historically low funding costs in the asset-backed securitization market.  Rising interest rates or competitive pressure on consumer rates could result in compression in CAF's interest margin.  Should this occur, the compression would be recognized over time, as loans amortize within the portfolio of managed receivables and new loans are originated.

For the second quarter, the provision for loan losses increased modestly as a percentage of average managed receivables.  Low unit charge-offs and strong recovery rates continued to largely offset the effect of the change in credit mix resulting from the transition in our origination strategy.  For the first half of the fiscal year, the provision for loan losses increased to 0.9% of average managed receivables from 0.4% in fiscal 2012 largely related to the charge-off favorability experienced during the first quarter of fiscal 2012, which increased net earnings by $0.03 per share.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$46.6	0.9	$34.3	0.8	$43.3	0.9	$38.9	0.9
Charge-offs	(24.3)		(23.2)		(44.9)		(42.5)
Recoveries	14.3		14.3		29.0		30.0
Provision for loan losses	12.9		10.8		22.1		9.8
Balance as of end of period	$49.5	0.9	$36.2	0.8	$49.5	0.9	$36.2	0.8

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

The allowance for loan losses increased modestly to 0.9% of managed receivables, or $49.5 million, as of August 31, 2012, compared with 0.8%, or $36.2 million, as of August 31, 2011.  The increase in the allowance reflected the growth in managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy, partially offset by the net effects of low unit charge-offs and a strong recovery rate relative to historical norms.  We expect the allowance for loan losses as a percent of managed receivables will increase in future periods as the higher credit risk loans gradually become a larger percentage of managed receivables.

Past Due Account Information

	As of August 31		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Accounts 31+ days past due	$145.7	$133.6	$116.5	$121.3
Ending managed receivables	$5,342.1	$4,707.7	$4,981.8	$4,334.6
Past due accounts as a percentage of ending
managed receivables	2.73%	2.84%	2.34%	2.80%

Credit Loss Information

	Three Months Ended		Six Months Ended
	August 31		August 31
(In millions)	2012	2011	2012	2011
Net credit losses on managed receivables	$10.0	$8.9	$15.9	$12.5
Total average managed receivables	$5,245.4	$4,596.6	$5,160.3	$4,492.2
Annualized net credit losses as a percentage of
total average managed receivables	0.76%	0.77%	0.62%	0.56%
Average recovery rate	57.6%	59.8%	60.1%	60.3%

As of August 31, 2012, past due accounts as a percentage of average managed receivables decreased modestly compared with August 31, 2011, while net credit losses increased to $15.9 million, or 0.62% of average managed receivables, in the first half of fiscal 2013 compared with $12.5 million, or 0.56%, in the corresponding prior year period.  The increase in net credit losses reflected the growth in average managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy.  Low unit charge-offs and strong recovery rates continued to largely offset the effect of this change in credit mix.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In millions)	2012	2011 (1)	2012	2011 (1)
Compensation and benefits (2)	$139.7	$124.0	$283.1	$260.2
Store occupancy costs	50.9	47.9	98.7	93.9
Advertising expense	28.5	27.6	54.2	53.0
Other overhead costs (3)	35.6	30.4	72.3	64.4
Total SG&A expenses	$254.7	$229.9	$508.3	$471.5

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

SG&A expenses increased 11% in the second quarter of fiscal 2013.  SG&A per retail unit increased 2% to $2,241 versus $2,197 in the prior year’s quarter.  The increase in SG&A expenses primarily reflected the 8% increase in our store base since the beginning of last year’s second quarter (representing the addition of eight stores) and costs associated with this year’s higher rate of store growth.  Growth-related costs include store pre-opening expenses, relocation expenses, and the cost of building and maintaining management bench strength to support future growth.

SG&A expenses increased 8% in the first half of fiscal 2013.  SG&A per retail unit increased 2% to $2,229 versus $2,187 in the prior year period.   The increase in SG&A expenses primarily reflected the 10% increase in our store base since the beginning of fiscal 2012 (representing the addition of ten stores) and costs associated with this year’s higher rate of store growth.

Income Taxes.  The effective income tax rate was 38.4% in the second quarter of fiscal 2013 and 38.3% in the first half of the fiscal year.  Compared with fiscal 2012, there were no material changes in the effective income tax rate in either the second quarter or the first half of fiscal 2013.

OPERATIONS OUTLOOK

Planned Superstore Openings.  We opened five used car superstores during the first half of fiscal 2013.  We entered three new markets, with store openings in Ft. Myers, Florida (two stores), Lancaster, Pennsylvania, and Bakersfield, California, and we expanded our presence in Nashville, adding a third store in this market.  We currently plan to open a total of 10 stores in fiscal 2013 and between 10 and 15 stores in each of the following three fiscal years.  We currently estimate capital expenditures will total approximately $280 million in fiscal 2013.

We plan to open the following stores within 12 months following August 31, 2012:

Location	Television Market	Market Status	Planned Opening Date
Des Moines, Iowa	Des Moines	New	Q3 fiscal 2013
Oxnard, California	Los Angeles	Existing	Q3 fiscal 2013
Denver (Federal Heights), Colorado	Denver	New	Q3 fiscal 2013
Denver (Littleton), Colorado	Denver	New	Q4 fiscal 2013
Jacksonville, Florida	Jacksonville	Existing	Q4 fiscal 2013
Harrisonburg, Virginia	Harrisonburg	New	Q1 Fiscal 2014
Columbus, Georgia	Columbus	New	Q1 Fiscal 2014
Savannah, Georgia	Savannah	New	Q1 Fiscal 2014
Houston, Texas	Houston	Existing	Q2 Fiscal 2014
Sacramento, California	Sacramento	Existing	Q2 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q2 Fiscal 2014

Normal construction, permitting or other scheduling delays could shift the opening dates of any stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Our primary ongoing cash requirements are to fund our existing operations and new store expansion (including capital expenditures and inventory purchases).  Our primary ongoing sources of liquidity include existing cash balances, funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility.

Operating Activities.  During the first half of the fiscal year, net cash used in operating activities totaled $285.9 million in fiscal 2013 versus $75.9 million in fiscal 2012.  These amounts included increases in auto loan receivables of $377.5 million and $388.3 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of August 31, 2012, total inventory was $1.20 billion, representing an increase of $105.4 million, or 10%, compared with the balance at the start of the fiscal year.  We had 5% more used vehicles in inventory at August 31, 2012, compared with the start of the fiscal year, reflecting the additional used units to support both the five stores opened during this period and our sales growth.  The remainder of the increase in inventory largely reflected the effects of shifts in mix by age on our inventory values.   As of August 31, 2011, total inventory was $1.06 billion, representing an increase of $11.8 million, or 1%, compared with the balance at the start of that fiscal year.  The increase in inventory during the first half of fiscal 2012 included the net effects of a rise in vehicle acquisition costs resulting from appreciation in wholesale vehicle values and 1% fewer used vehicle units in inventory.  The decrease in used inventory units in the first half of fiscal 2012 reflected a reduction in inventory in response to weaker sales trends, partially offset by the opening of three stores during this period.

As of August 31, 2012, accounts payable totaled $221.4 million, representing a decrease of $103.4 million compared with the balance at the start of fiscal 2013.  As of August 31, 2011, accounts payable totaled $243.5 million, representing a decrease of $26.3 million compared with the balance at the start of fiscal 2012.  The year-over-year change in accounts payable in the first half of fiscal 2013 is attributable primarily to the impact of our cash management strategies.

Investing Activities.  During the first half of the fiscal year, net cash used in investing activities totaled $102.5 million in fiscal 2013 compared with $74.1 million in fiscal 2012.  Capital expenditures increased to $103.9 million in the first half of fiscal 2013 from $80.2 million in the prior year period.  Capital expenditures in both periods primarily related to real estate acquisitions and store construction costs related to planned future store openings.  We maintain a multi-year pipeline of store sites to support our store growth, so portions of capital spending in one year may relate to stores that we plan to open in subsequent fiscal years.  The increase in fiscal 2013 capital expenditures relates to the growth in our planned store opening pace, as we increase store openings from 5 in fiscal 2012, to 10 in fiscal 2013 and to 10 to 15 in each of the following 3 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of August 31, 2012, we owned 55 and leased 58 of our 113 used car superstores.

Financing Activities.  During the first half of the fiscal year, net cash provided by financing activities totaled $404.3 million in fiscal 2013, compared with $290.9 million in fiscal 2012.  In both periods, substantially all of the net cash provided by financing activities resulted from net increases in non-recourse notes payable, which were used to provide the financing for the majority of the increases in auto loan receivables.

Total Debt and Cash and Cash Equivalents

	As of August 31		As of February 29 or 28
(In millions)	2012	2011 (1)	2012	2011 (1)
Borrowings under revolving credit facility	$1.1	$1.3	$0.9	$1.0
Finance and capital lease obligations	361.0	374.1	367.7	380.2
Non-recourse notes payable	5,081.0	4,298.6	4,684.1	4,013.7
Total debt	$5,443.0	$4,674.1	$5,052.7	$4,394.9
Cash and cash equivalents	$458.6	$181.9	$442.7	$41.1

(1)   As discussed in Note 2, amounts reflect the revisions to correct our accounting for sale-leaseback transactions.

Our $700 million unsecured revolving credit facility expires in August 2016.  The credit facility agreement contains representations and warranties, conditions and covenants.  As of August 31, 2012, we were in compliance with the covenants.  Borrowings under the credit facility are available for working capital and general corporate purposes.  As of August 31, 2012, $1.1 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions.  The leases were structured at varying interest rates with initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  Obligations under finance and capital leases as of August 31, 2012, consisted of $15.3 million classified as current portion of finance and capital lease obligations and $345.6 million classified as finance and capital lease obligations, excluding current portion.    We must meet financial covenants in conjunction with certain of the sale-leaseback transactions.  As of August 31, 2012, we were in compliance with the covenants.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  As of August 31, 2012, $5.08 billion of non-recourse notes payable were outstanding.  The outstanding balance included $171.3 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.  The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through December 2018, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

During the second quarter of fiscal 2013, we renewed our $800 million warehouse facility that was scheduled to expire in August 2012 for an additional 364-day term.  As of August 31, 2012, the combined warehouse facility limit was $1.6 billion.  As of that date, $1.07 billion of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $534.0 million.  Of the combined warehouse facility limit, $800 million will expire in February 2013 and $800 million will expire in August 2013.  The securitization agreements related to the warehouse facilities include various financial covenants.  As of August 31, 2012, we were in compliance with the financial covenants.  See Notes 2 and 9 for additional information on the warehouse facilities.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used or new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The loss of key employees from our store, regional and corporate management teams.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers or manufacturer recalls.
▪	The occurrence of severe weather events.
▪	Factors related to the seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	Acts of terrorism, the outbreak of war or other significant national or international events.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on page 37 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4287.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 29, 2012.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 29, 2012.

Item 4.Controls and Procedures

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011.  Plaintiffs filed an appeal that is currently pending with the California Court of Appeal.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 1A.       Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2012, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 4.         Mine Safety Disclosures

None.

Item 6.         Exhibits

10.1               CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), as incorporated by this reference.*

10.2               CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), as incorporated by this reference.*

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 9, 2012

EXHIBIT INDEX

10.1               CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), as incorporated by this reference.*

10.2               CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), as incorporated by this reference.*

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