Form 10-Q
period 2012-11-30
CARMAX INC
filed 2013-01-09
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of December 31, 2012

Common Stock, par value $0.50	228,169,303

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 40.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months and Nine Months Ended November 30, 2012 and 2011	3

		Consolidated Statements of Comprehensive Income –
		Three Months and Nine Months Ended November 30, 2012 and 2011	4

		Consolidated Balance Sheets –
		November 30, 2012, and February 29, 2012	5

		Consolidated Statements of Cash Flows –
		Nine Months Ended November 30, 2012 and 2011	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
	Item 4.	Mine Safety Disclosures	38
	Item 6.	Exhibits	38
SIGNATURES			39
EXHIBIT INDEX			40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2012	% (1)	2011 (2)	% (1)	2012	% (1)	2011 (2)	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,068,742	79.5	$1,766,690	78.2	$6,449,613	79.3	$5,853,213	77.8
New vehicle sales	45,693	1.8	45,997	2.0	162,543	2.0	154,736	2.1
Wholesale vehicle sales	427,650	16.4	390,262	17.3	1,332,495	16.4	1,325,926	17.6
Other sales and revenues	60,361	2.3	57,565	2.5	190,219	2.3	193,875	2.6
NET SALES AND OPERATING REVENUES	2,602,446	100.0	2,260,514	100.0	8,134,870	100.0	7,527,750	100.0
Cost of sales	2,257,227	86.7	1,957,295	86.6	7,039,743	86.5	6,487,161	86.2
GROSS PROFIT	345,219	13.3	303,219	13.4	1,095,127	13.5	1,040,589	13.8
CARMAX AUTO FINANCE INCOME	72,454	2.8	62,625	2.8	223,309	2.7	196,112	2.6
Selling, general and administrative expenses	257,282	9.9	225,765	10.0	765,559	9.4	697,307	9.3
Interest expense	8,065	0.3	8,359	0.4	24,360	0.3	25,363	0.3
Other income (expense)	139	―	(94)	―	683	―	119	―
Earnings before income taxes	152,465	5.9	131,626	5.8	529,200	6.5	514,150	6.8
Income tax provision	57,784	2.2	49,516	2.2	202,137	2.5	195,386	2.6
NET EARNINGS	$94,681	3.6	$82,110	3.6	$327,063	4.0	$318,764	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	228,904		226,446		228,346		226,104
Diluted	232,656		230,632		232,048		230,529
NET EARNINGS PER SHARE:
Basic	$0.41		$0.36		$1.43		$1.41
Diluted	$0.41		$0.36		$1.41		$1.38

(1)  Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

(2)  As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2012	2011 (1)	2012	2011 (1)
NET EARNINGS	$94,681	$82,110	$327,063	$318,764
Other comprehensive income (loss), net of taxes:
Retirement plans:
Amortization recognized in net pension
expense (2)	188	72	637	230
Cash flow hedges:
Effective portion of changes in fair value (3)	(543)	(8,171)	4,091	(18,783)
Reclassifications to CarMax Auto Finance
income (4)	2,021	2,258	5,986	4,353
Other comprehensive income (loss), net of taxes	1,666	(5,841)	10,714	(14,200)
TOTAL COMPREHENSIVE INCOME	$96,347	$76,269	$337,777	$304,564

(1)  As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

(2)  Net of tax of $112 and $43 for the three months ended November 30, 2012 and 2011, respectively; and $263 and $115 for the nine months ended November 30, 2012 and 2011, respectively.

(3)  Net of tax benefit of $351 for the three months ended November 30, 2012, and net of tax of $6,927 for the three months ended November 30, 2011; and net of tax benefit of $11,377 and net of tax of $421 for the nine months ended November 30, 2012 and 2011, respectively.  The nine months ended November 30, 2012, includes a tax benefit adjustment of $8,518 related to prior years.

(4)  Net of tax of $1,306 and $0 for the three months ended November 30, 2012 and 2011, respectively; and $3,869 and $0 for the nine months ended November 30, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	November 30	February 29
(In thousands except share data)	2012	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$445,110	$442,658
Restricted cash from collections on auto loan receivables	204,360	204,314
Accounts receivable, net	62,660	86,434
Inventory	1,339,044	1,092,592
Deferred income taxes	9,315	9,938
Other current assets	24,875	17,512
TOTAL CURRENT ASSETS	2,085,364	1,853,448
Auto loan receivables, net	5,552,035	4,959,847
Property and equipment, net	1,411,588	1,278,722
Deferred income taxes	147,571	133,134
Other assets	101,125	106,392
TOTAL ASSETS	$9,297,683	$8,331,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$272,807	$324,827
Accrued expenses and other current liabilities	116,629	128,973
Accrued income taxes	266	3,125
Short-term debt	706	943
Current portion of finance and capital lease obligations	15,885	14,108
Current portion of non-recourse notes payable	169,399	174,337
TOTAL CURRENT LIABILITIES	575,692	646,313
Finance and capital lease obligations, excluding current portion	341,424	353,566
Non-recourse notes payable, excluding current portion	5,211,064	4,509,752
Other liabilities	145,834	148,800
TOTAL LIABILITIES	6,274,014	5,658,431

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
228,216,842 and 227,118,666 shares issued and outstanding
as of November 30, 2012 and February 29, 2012, respectively	114,108	113,559
Capital in excess of par value	942,017	877,493
Accumulated other comprehensive loss	(51,745)	(62,459)
Retained earnings	2,019,289	1,744,519
TOTAL SHAREHOLDERS’ EQUITY	3,023,669	2,673,112
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,297,683	$8,331,543

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30
(In thousands)	2012	2011 (1)
OPERATING ACTIVITIES:
Net earnings	$327,063	$318,764
Adjustments to reconcile net earnings to net cash
(used in) provided by operating activities:
Depreciation and amortization	70,721	60,696
Share-based compensation expense	46,597	37,148
Provision for loan losses	40,154	24,878
Loss on disposition of assets	1,554	1,331
Deferred income tax benefit	(6,569)	(5,014)
Net decrease (increase) in:
Accounts receivable, net	23,774	65,075
Inventory	(246,452)	36,294
Other current assets	(7,336)	24,038
Auto loan receivables, net	(632,342)	(512,107)
Other assets	(506)	(5,334)
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(102,666)	(21,673)
Other liabilities	(13,220)	(17,763)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(499,228)	6,333
INVESTING ACTIVITIES:
Capital expenditures	(184,942)	(105,990)
Increase in restricted cash from collections on auto loan receivables	(46)	(13,340)
Increase in restricted cash in reserve accounts	(6,912)	(8,573)
Release of restricted cash from reserve accounts	15,980	12,088
Purchases of money market securities, net	(2,088)	(520)
Purchases of investments available-for-sale	(1,525)	(2,252)
Sales of investments available-for-sale	318	52
NET CASH USED IN INVESTING ACTIVITIES	(179,215)	(118,535)
FINANCING ACTIVITIES:
Decrease in short-term debt, net	(237)	(243)
Payments on finance and capital lease obligations	(10,365)	(9,331)
Issuances of non-recourse notes payable	4,010,000	3,633,000
Payments on non-recourse notes payable	(3,313,626)	(3,181,432)
Repurchase and retirement of common stock	(51,091)	―
Equity issuances, net	29,486	5,039
Excess tax benefits from share-based payment arrangements	16,728	7,459
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,895	454,492
Increase in cash and cash equivalents	2,452	342,290
Cash and cash equivalents at beginning of year	442,658	41,121
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$445,110	$383,411

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

Cash and Cash Equivalents.  Cash equivalents of $397.1 million as of November 30, 2012, and $429.3 million as of February 29, 2012, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $204.4 million as of
November 30, 2012, and $204.3 million as of February 29, 2012, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $36.2 million as of November 30, 2012, and $45.3 million as of February 29, 2012.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments was $34.7 million as of November 30, 2012, and $31.4 million as of February 29, 2012.

Finance Lease Obligations.  As reported in our Annual Report on Form 10-K for fiscal 2012, we revised our consolidated financial statements to correct our accounting for sale-leaseback transactions.  The revisions resulted from the misapplication of the sale-leaseback provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 840, Leases, related to transactions we entered into between fiscal 1995 and fiscal 2009. We determined that our financial statements were not materially affected by the correction.  The following tables summarize the effect of the revisions on the major financial statement line items for the three months and nine months ended November 30, 2011.

Consolidated Statements of Earnings

	Three Months Ended November 30, 2011
	Previously
(In thousands except per share data)	Reported	Adjustments		Revised
Selling, general and administrative expenses	$232,304		$(6,539)	$225,765
Interest expense	$780		$7,579	$8,359
Earnings before income taxes	$132,666		$(1,040)	$131,626
Income tax provision	$49,872		$(356)	$49,516
Net earnings	$82,794		$(684)	$82,110

Net Earnings Per Share:
Basic	$0.37		$(0.01)	$0.36
Diluted	$0.36	$	―	$0.36

	Nine Months Ended November 30, 2011
	Previously
(In thousands except per share data)	Reported	Adjustments	Revised
Selling, general and administrative expenses	$716,944	$(19,637)	$697,307
Interest expense	$2,358	$23,005	$25,363
Earnings before income taxes	$517,518	$(3,368)	$514,150
Income tax provision	$196,541	$(1,155)	$195,386
Net earnings	$320,977	$(2,213)	$318,764

Net Earnings Per Share:
Basic	$1.42	$(0.01)	$1.41
Diluted	$1.39	$(0.01)	$1.38

Consolidated Statement of Cash Flows

	Nine Months Ended November 30, 2011
	Previously
(In thousands)	Reported	Adjustments		Revised
Net cash (used in) provided by operating activities	$(2,427)		$8,760	$6,333
Net cash provided by financing activities	$463,252		$(8,760)	$454,492
Increase in cash and cash equivalents	$342,290	$	―	$342,290

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

Recent Accounting Pronouncements.  In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210).  The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets.  The provisions of this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.   CarMax Auto Finance Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$125.1	9.1	$114.3	9.6	$368.9	9.3	$334.0	9.7
Interest expense	(23.3)	(1.7)	(25.6)	(2.2)	(72.4)	(1.8)	(80.3)	(2.3)
Total interest margin	101.8	7.4	88.7	7.4	296.5	7.5	253.7	7.4
Provision for loan losses	(18.1)	(1.3)	(15.1)	(1.3)	(40.2)	(1.0)	(24.9)	(0.7)
Total interest margin after
provision for loan losses	83.7	6.1	73.6	6.2	256.3	6.5	228.8	6.7

Other income	0.2	―	0.3	―	―	―	1.4	―

Direct expenses:
Payroll and fringe benefit
expense	(5.2)	(0.4)	(5.1)	(0.4)	(15.9)	(0.4)	(15.5)	(0.5)
Other direct expenses	(6.2)	(0.5)	(6.2)	(0.5)	(17.1)	(0.4)	(18.6)	(0.5)

Total direct expenses	(11.4)	(0.8)	(11.3)	(0.9)	(33.0)	(0.8)	(34.1)	(1.0)
CarMax Auto Finance income	$72.5	5.3	$62.6	5.3	$223.3	5.7	$196.1	5.7

Total average managed
receivables	$5,477.4		$4,770.9		$5,266.0		$4,585.1

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

4.   Auto Loan Receivables

Auto loan receivables include amounts due from customers primarily related to used retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of these amounts serve as collateral for the related non-recourse notes payable of $5.38 billion as of
November 30, 2012, and $4.68 billion as of February 29, 2012.  See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Warehouse facilities	$876.0	$876.0	$553.0	$943.0
Term securitizations	4,475.1	3,697.1	4,211.8	3,193.1
Other receivables (1)	232.3	250.7	217.0	198.5
Total ending managed receivables	5,583.4	4,823.8	4,981.8	4,334.6
Accrued interest and fees	25.8	24.3	23.1	20.9
Other	(2.9)	1.1	(1.8)	4.0
Less allowance for loan losses	(54.3)	(41.4)	(43.3)	(38.9)
Auto loan receivables, net	$5,552.0	$4,807.8	$4,959.8	$4,320.6

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

Ending Managed Receivables by Major Credit Grade

	As of November 30				As of February 29 or 28
(In millions)	2012 (1)	% (2)	2011 (1)	% (2)	2012 (1)	% (2)	2011 (1)	% (2)
A	$2,644.9	47.4	$2,401.4	49.8	$2,452.8	49.2	$2,234.1	51.5
B	2,174.1	38.9	1,860.3	38.6	1,923.6	38.6	1,668.0	38.5
C and other	764.4	13.7	562.1	11.6	605.4	12.2	432.5	10.0
Total ending managed receivables	$5,583.4	100.0	$4,823.8	100.0	$4,981.8	100.0	$4,334.6	100.0

(1)  Classified based on credit grade assigned when customers were initially approved for financing.

(2)  Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$49.5	0.9	$36.2	0.8	$43.3	0.9	$38.9	0.9
Charge-offs	(28.2)		(24.6)		(73.1)		(67.1)
Recoveries	14.9		14.7		43.9		44.7
Provision for loan losses	18.1		15.1		40.2		24.9
Balance as of end of period	$54.3	1.0	$41.4	0.9	$54.3	1.0	$41.4	0.9

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

Past Due Receivables

	As of November 30				As of February 29 or 28
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Total ending managed receivables	$5,583.4	100.0	$4,823.8	100.0	$4,981.8	100.0	$4,334.6	100.0

Delinquent loans:
31-60 days past due	$118.4	2.2	$103.3	2.2	$85.1	1.7	$86.6	2.0
61-90 days past due	35.0	0.6	28.4	0.6	21.8	0.4	24.2	0.6
Greater than 90 days past due	11.5	0.2	10.6	0.2	9.6	0.2	10.5	0.2
Total past due	$164.9	3.0	$142.3	3.0	$116.5	2.3	$121.3	2.8

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $11.9 million will be reclassified as a decrease to CAF income.

As of November 30, 2012, we had interest rate swaps outstanding with a combined notional amount of $926.0 million that were designated as cash flow hedges of interest rate risk.

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

As of November 30, 2012, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $700.8 million that were not designated as accounting hedges.  As of November 30, 2012, there were no interest rate swaps outstanding that were not designated as accounting hedges.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.  The table below presents the fair value of our derivative instruments as well as their classification on the consolidated balance sheets.  See Note 6 for additional information on fair value measurements.

Fair Values of Derivative Instruments

	As of November 30, 2012				As of February 29, 2012
(In thousands)	Assets		Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$	―	$	―	$11	$	―
Interest rate swaps (2)		―		(1,512)	―		(1,643)
Total derivatives designated as accounting hedges		―		(1,512)	11		(1,643)
Derivatives not designated as accounting hedges:
Interest rate swaps (1)		―		―	304		―
Interest rate swaps (2)		―		―	―		(335)
Interest rate caps (1)		22		(22)	83		(81)
Total derivatives not designated as accounting hedges		22		(22)	387		(416)
Total		$22		$(1,534)	$398		$(2,059)

(1)  Reported in other current assets on the consolidated balance sheets.

(2)  Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on the Consolidated Statements of Earnings.  The table below presents the effect of the company’s derivative instruments on the consolidated statements of earnings.

Effect on the Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2012	2011	2012	2011
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(894)	$(1,244)	$(7,286)	$(18,362)
Loss reclassified from AOCL into CAF income (1)	$(3,327)	$(2,258)	$(9,855)	$(4,353)

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (2)	$(1)	$(8)	$(2)	$(83)

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2012
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$427,952	$	―		$427,952
Mutual fund investments		3,793		―		3,793
Derivative instruments		―		―		―
Total assets at fair value		$431,745	$	―		$431,745

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.6%		―	%	4.6%

Liabilities:
Derivative instruments	$	―		$1,512		$1,512
Total liabilities at fair value	$	―		$1,512		$1,512

Percent of total liabilities		― %		―	%	― %

	As of February 29, 2012
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$458,090	$	―		$458,090
Mutual fund investments		2,586		―		2,586
Derivative instruments		―		317		317
Total assets at fair value		$460,676		$317		$460,993

Percent of total assets at fair value		99.9%		0.1%		100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,978		$1,978
Total liabilities at fair value	$	―		$1,978		$1,978

Percent of total liabilities		― %		―	%	― %

7.   Income Taxes

We had $19.8 million of gross unrecognized tax benefits as of November 30, 2012, and $20.9 million as of
February 29, 2012.  During the nine months ended November 30, 2012, we settled federal and state liabilities of $3.0 million related to the Internal Revenue Service audit of fiscal years 2008 through 2010.  There were no other significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2012, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2012	2011	2012	2011	2012	2011
Interest cost	$1,825	$1,708	$115	$130	$1,940	$1,838
Expected return on plan assets	(1,898)	(1,718)	―	―	(1,898)	(1,718)
Recognized actuarial loss	300	115	―	―	300	115
Net pension expense	$227	$105	$115	$130	$342	$235

	Nine Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2012	2011	2012	2011	2012	2011
Interest cost	$5,475	$5,124	$345	$390	$5,820	$5,514
Expected return on plan assets	(5,694)	(5,154)	―	―	(5,694)	(5,154)
Recognized actuarial loss	900	345	―	―	900	345
Net pension expense	$681	$315	$345	$390	$1,026	$705

We made contributions of $5.1 million to the pension plan during the nine months ended November 30, 2012.  We do not anticipate making any further contributions during the remainder of fiscal 2013.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2012.

9.   Debt

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in
August 2016.  The credit facility agreement contains representations and warranties, conditions and covenants.  As of
November 30, 2012, we were in compliance with the covenants.  Borrowings under the credit facility are available for working capital and general corporate purposes.  As of November 30, 2012, $0.7 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  Obligations under finance and capital leases as of November 30, 2012, consisted of $15.9 million classified as current portion of finance and capital lease obligations and $341.4 million classified as finance and capital lease obligations, excluding current portion.

We must meet financial covenants in conjunction with certain of the sale-leaseback transactions.  As of
November 30, 2012, we were in compliance with the covenants.  We have not entered into any sale-leaseback transactions since fiscal 2009.

Non-Recourse Notes Payable.  The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  As of November 30, 2012, $5.38 billion of non-recourse notes payable was outstanding.  The outstanding balance included $169.4 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.  The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through April 2019, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2012, the combined warehouse facility limit was $1.6 billion.  As of that date, $876.0 million of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $724.0 million.  Of the combined warehouse facility limit, $800 million will expire in February 2013 and $800 million will expire in
August 2013.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.

The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  As of November 30, 2012, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

10.  Stock and Stock-Based Incentive Plans

(A)            Share Repurchase Program

In October 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  The authorization expires on December 31, 2013.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

For the three and nine months ended November 30, 2012, we repurchased 1.7 million shares of common stock for an average purchase price of $34.53 per share, leaving $239.8 million available for repurchase under the authorization.

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

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No restricted stock awards have been granted since fiscal 2009, and no awards were outstanding as of February 29, 2012.  We realized related tax benefits of $10.9 million from the vesting of restricted stock during the nine months ended November 30, 2011.

(C)            Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2012	2011	2012	2011
Cost of sales	$1,111	$604	$2,208	$1,293
CarMax Auto Finance income	716	526	1,845	1,388
Selling, general and administrative expenses	14,821	9,929	43,304	35,170
Share-based compensation expense, before income taxes	$16,648	$11,059	$47,357	$37,851

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2012	2011	2012	2011
Nonqualified stock options	$4,564	$4,571	$18,805	$17,456
Cash-settled restricted stock units	9,238	3,982	17,630	10,849
Stock-settled restricted stock units	2,589	2,291	9,612	8,129
Employee stock purchase plan	257	215	760	704
Stock grants to non-employee directors	―	―	550	550
Restricted stock	―	―	―	163
Share-based compensation expense, before income taxes	$16,648	$11,059	$47,357	$37,851

We recognize compensation expense for stock options, MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the nine months ended November 30, 2012 or 2011.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 29, 2012	12,578	$19.84
Options granted	2,252	31.58
Options exercised	(2,309)	16.39
Options forfeited or expired	(37)	25.76
Outstanding as of November 30, 2012	12,484	$22.58	3.8	$170,793
Exercisable as of November 30, 2012	7,719	$19.00	2.8	$133,205

For the nine months ended November 30, 2012 and 2011, we granted nonqualified options to purchase 2,252,124 and 1,933,690 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the nine months ended November 30, 2012 and 2011, was $37.8 million and $14.7 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the nine months ended November 30, 2012 and 2011, was $37.7 million and $13.9 million, respectively.  We realized related tax benefits of $15.1 million and $5.5 million during the nine months ended November 30, 2012 and 2011, respectively.

Outstanding Stock Options

				As of November 30, 2012
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$7.14	-	$10.75	128	0.4	$7.18	128	$7.18
	$11.43			1,958	3.4	$11.43	1,382	$11.43
	$13.19	-	$14.81	1,875	2.1	$13.83	1,875	$13.83
	$14.86	-	$19.82	1,819	2.1	$19.22	1,819	$19.22
	$19.98	-	$25.12	854	1.9	$24.68	782	$24.75
	$25.39	-	$30.24	1,780	4.3	$25.60	934	$25.41
	$31.76	-	$32.05	2,186	6.4	$31.76	146	$31.77
	$32.69	-	$33.11	1,884	5.4	$32.70	653	$32.70
Total				12,484	3.8	$22.58	7,719	$19.00

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

The weighted average fair value per share at the date of grant for options granted during the nine months ended
November 30, 2012 and 2011, was $12.67 and $13.84, respectively.  The unrecognized compensation costs related to nonvested options totaled $37.5 million as of November 30, 2012.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

Assumptions Used to Estimate Option Values

	Nine Months Ended November 30
	2012			2011
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	31.1%	-	51.4%	34.8%	-	51.0%
Weighted average expected volatility			49.4%			49.3%
Risk-free interest rate (2)	0.02%	-	2.0%	0.01%	-	3.5%
Expected term (in years) (3)			4.7			4.6

(1)  Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)  Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)  Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	1,915	$21.76
Stock units granted	644	$31.76
Stock units vested and converted	(785)	$11.65
Stock units cancelled	(99)	$29.13
Outstanding as of November 30, 2012	1,675	$29.91

For the nine months ended November 30, 2012 and 2011, we granted RSUs of 644,232 units and 575,380 units, respectively.  The initial fair market value per unit at the date of grant for the RSUs granted during the nine months ended November 30, 2012 and 2011, was $31.76 and $32.69, respectively.  The RSUs are cash-settled upon vesting.  For the nine months ended November 30, 2012, we paid out $18.0 million before payroll tax withholdings upon the vesting of restricted stock units and realized tax benefits of $7.2 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of November 30, 2012
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2014	$10,545	$28,120
Fiscal 2015	11,459	30,557
Fiscal 2016	12,605	33,613
Total expected cash settlements	$34,609	$92,290

(1)  Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	950	$31.12
Stock units granted	349	$40.33
Stock units vested and converted	(387)	$16.67
Stock units cancelled	(6)	$40.77
Outstanding as of November 30, 2012	906	$40.78

For the nine months ended November 30, 2012 and 2011, we granted MSUs of 348,551 units and 292,946 units, respectively.  The fair value per unit at the date of grant for MSUs granted during the nine months ended
November 30, 2012 and 2011, was $40.33 and $45.58, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $9.5 million for the nine months ended
November 30, 2012, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $17.2 million as of November 30, 2012.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

11.  Net Earnings per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average common shares outstanding during the period.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of weighted average common shares outstanding and dilutive  potential common shares.  For periods with outstanding participating securities, diluted net earnings per share reflects the more dilutive of the “if‑converted” treasury stock method or the two-class method.  For periods with no outstanding participating securities, diluted net earnings per share is calculated using the “if-converted” treasury stock method.  There were no outstanding participating securities during the three months and nine months ended November 30, 2012.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2012	2011 (1)	2012	2011 (1)
Net earnings	$94,681	$82,110	$327,063	$318,764
Less net earnings allocable to restricted stock	―	―	―	160
Net earnings available for basic common shares	94,681	82,110	327,063	318,604
Adjustment for dilutive potential common shares	―	―	―	―
Net earnings available for diluted common shares	$94,681	$82,110	$327,063	$318,604

Weighted average common shares outstanding	228,904	226,446	228,346	226,104
Dilutive potential common shares:
Stock options	3,210	3,337	3,199	3,622
Stock-settled restricted stock units	542	849	503	803
Weighted average common shares and dilutive
potential common shares	232,656	230,632	232,048	230,529
Basic net earnings per share	$0.41	$0.36	$1.43	$1.41
Diluted net earnings per share	$0.41	$0.36	$1.41	$1.38

(1)  As discussed in Note 2, fiscal 2012 reflects the revisions to correct our accounting for sale-leaseback transactions.

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended November 30, 2012 and 2011, weighted average options to purchase 3,794,317 shares and 3,263,335 shares of common stock, respectively, were not included.  For the nine months ended November 30, 2012 and 2011, weighted-average options to purchase 3,833,199 shares and 3,026,729 shares of common stock, respectively, were not included.

12.  Accumulated Other Comprehensive Loss

			Total
			Accumulated
	Unrecognized		Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	(Losses) Gains	Hedge Losses	Loss
Balance as of February 29, 2012	$(39,774)	$(22,685)	$(62,459)
Amortization recognized in net pension expense	637		637
Effective portion of changes in fair value		4,091	4,091
Reclassifications to CarMax Auto Finance income		5,986	5,986
Balance as of November 30, 2012	$(39,137)	$(12,608)	$(51,745)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $31.3 million as of November 30, 2012, and $24.0 million as of
February 29, 2012.  In the second quarter of fiscal 2013, a $8.5 million tax benefit adjustment related to prior years was made to the effective portion of changes in fair value.  The adjustment is not considered material to any of the periods presented.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2012, we operated 116 used car superstores in 58 markets, comprising 45 mid-sized markets, 12 large markets and 1 small market.  We also operated four new car franchises.  During fiscal 2012, we sold 408,080 used cars, representing 98% of the total 415,759 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the automobile retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other “big box” retailers.  Our consumer offer features low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles and superior customer service.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, a sophisticated search engine and an efficient channel for customers who prefer to commence their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection (“GAP”) product and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We also generate revenues, income and cash flows from the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2012, we conducted auctions at 55 used car superstores.  During fiscal 2012, we sold 316,649 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed approximately 38% of our retail vehicle unit sales in the first nine months of fiscal 2013.  As of November 30, 2012, CAF serviced more than 440,000 customer accounts in its $5.58 billion portfolio of managed receivables.

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

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening three superstores that year, five superstores in fiscal 2012 and eight superstores in the first nine months of fiscal 2013.  We plan to open a total of 10 superstores in fiscal 2013 and between 10 and 15 superstores in each of the following 3 fiscal years.  While we have more than 100 superstores, we are still in the midst of the national rollout of our retail concept, and as of November 30, 2012, we had used car superstores located in markets that comprised approximately 53% of the U.S. population.

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

Fiscal 2013 Third Quarter Highlights

▪

Net sales and operating revenues increased 15% to $2.60 billion from $2.26 billion in the third quarter of fiscal 2012.  Net earnings also grew 15% to $94.7 million, or $0.41 per share, compared with $82.1 million, or $0.36 per share, in the prior year period.

▪

Total used vehicle revenues increased 17% to $2.07 billion from $1.77 billion in the third quarter of fiscal 2012.  Total used vehicle unit sales rose 16%, reflecting the combination of a 12% increase in comparable store used unit sales together with sales from newer stores not yet included in the comparable store base.

▪

Total wholesale vehicle revenues increased 10% to $427.7 million from $390.3 million in the third quarter of fiscal 2012.  The growth in wholesale vehicle revenues resulted from a 10% increase in unit sales.  Wholesale unit sales benefited from opening new stores and an increase in appraisal traffic at existing stores, while the appraisal buy rate was similar to the prior year period.

▪

Total gross profit increased 14% to $345.2 million compared with $303.2 million in the third quarter of fiscal 2012, reflecting the increased used and wholesale vehicle unit sales, as well as higher other gross profit.

▪

CAF income increased 16% to $72.5 million compared with $62.6 million in the third quarter of fiscal 2012.  The improvement in CAF income was largely attributable to the 15% increase in average managed receivables.

▪

Selling, general and administrative (“SG&A”) expenses increased 14% to $257.3 million from $225.8 million in the third quarter of fiscal 2012.  The increase in SG&A expenses primarily reflected the 9% increase in our store base since the beginning of last year’s third quarter and higher variable costs resulting from the 12% increase in comparable store used unit sales.  SG&A per retail unit declined $43 to $2,393 versus $2,436 in the prior year’s quarter as the leverage resulting from the comparable store unit sales growth was partially offset by higher costs related to growing our store base.

▪

In the first nine months of the fiscal year, $499.2 million of net cash was used in operating activities in fiscal 2013, while $6.3 million of net cash was provided by operating activities in fiscal 2012.  These amounts included increases in auto loan receivables of $632.3 million and $512.1 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2012.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions)	2012	2011	Change	2012	2011	Change
Used vehicle sales	$2,068.7	$1,766.7	17.1%	$6,449.6	$5,853.2	10.2%
New vehicle sales	45.7	46.0	(0.7)%	162.5	154.7	5.0%
Wholesale vehicle sales	427.7	390.3	9.6%	1,332.5	1,325.9	0.5%
Other sales and revenues:
Extended service plan revenues	48.6	39.8	22.2%	152.7	131.0	16.6%
Service department sales	24.8	23.5	5.9%	76.4	74.6	2.4%
Third-party finance fees, net	(13.1)	(5.6)	(131.2)%	(38.9)	(11.8)	(229.8)%
Total other sales and revenues	60.4	57.6	4.9%	190.2	193.9	(1.9)%
Total net sales and operating revenues	$2,602.4	$2,260.5	15.1%	$8,134.9	$7,527.8	8.1%

Unit Sales

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011
Used vehicles	105,815	90,975	329,422	302,311
New vehicles	1,705	1,719	6,164	5,952
Wholesale vehicles	79,747	72,805	246,059	242,752

Average Selling Prices

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011
Used vehicles	$19,344	$19,221	$19,375	$19,170
New vehicles	$26,681	$26,611	$26,241	$25,863
Wholesale vehicles	$5,214	$5,215	$5,267	$5,316

Used Vehicle Sales Changes

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011
Used vehicle units	16%	(1)%	9%	2%
Used vehicle dollars	17%	5%	10%	8%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011
Used vehicle units	12%	(3)%	5%	0%
Used vehicle dollars	13%	3%	6%	7%

Change in Used Car Superstore Base

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2012	2011	2012	2011
Used car superstores, beginning of period	113	106	108	103
Superstore openings	3	1	8	4
Used car superstores, end of period	116	107	116	107

Used Vehicle Sales.  The 17% increase in used vehicle revenues in the third quarter of fiscal 2013 resulted from a 16% increase in used unit sales and a 1% increase in average retail selling price.  The increase in used unit sales included a 12% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was driven by improved conversion, which we believe benefited from a variety of factors, including more compelling credit offers from third-party finance providers and CAF, increased inventory selection, improved customer sentiment and continued strong in-store execution.  The increase in used vehicle average retail selling price primarily reflected the net effect of shifts in our sales mix by vehicle age and type.  Our sales mix will vary from period to period, reflecting changing consumer preferences.

The 10% increase in used vehicle revenues in the first nine months of fiscal 2013 resulted from a 9% increase in used unit sales and a 1% increase in average retail selling price.  The increase in used unit sales included a 5% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  Similar to the third quarter, the improvement in comparable store unit growth was driven by improved conversion.

The overall supply of late-model used vehicles being remarketed has remained constrained following three years of new car industry sales at rates significantly below pre-recession levels.  During most of the last three years, wholesale vehicle industry values rose, which increased our vehicle acquisition costs and average selling prices compared with pre-recession periods.  We believe the constrained supply of late-model used vehicles and the resulting increase in selling prices has had an adverse effect on our used vehicle sales in recent years.  As new car industry sales return to historical levels, the supply of late-model used vehicles should gradually improve, which we believe will benefit our business.

Wholesale Vehicle Sales.  We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through our on-site wholesale auctions.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles sold.

The 10% increase in wholesale vehicle revenues in the third quarter of fiscal 2013 resulted from a 10% increase in wholesale unit sales.  The wholesale vehicle average selling price was consistent with the prior year period.  Wholesale unit sales benefited from opening new stores and an increase in appraisal traffic at existing stores, while the appraisal buy rate was similar to the prior year’s quarter.

For the first nine months of the year, wholesale vehicle revenues were similar in fiscal 2013 and fiscal 2012, as a 1% increase in wholesale unit sales in fiscal 2013 was offset by a 1% decline in wholesale vehicle average selling price.  The minimal growth in wholesale unit sales reflected a challenging year-over-year comparison, following increases of 23% and 31% in the first nine months of fiscal 2012 and fiscal 2011, respectively.  Appraisal traffic in the first nine months of fiscal 2013 was higher than in the prior year; however, our appraisal buy rate was lower, which we believe reflected the effect of moderating wholesale vehicle valuations in the current year period.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and third-party finance fees, net.  For third-party finance providers who pay us a fixed fee per vehicle financed, this fee varies reflecting the differing levels of credit risk exposure.  Those providers who purchase subprime finance contracts generally purchase these contracts at a discount, which is reflected as an offset to finance fee revenues received on other third-party finance contracts.

Other sales and revenues increased 5% in the third quarter of fiscal 2013 compared with the prior year period, as an increase in ESP revenues was largely offset by a reduction in net third-party finance fees caused by a mix shift among providers.  Third party subprime providers originated 14% of used vehicle unit sales in the current quarter compared with 9% in the prior year’s third quarter.  ESP revenues climbed 22% due to both the growth in used vehicle sales and an increase in ESP penetration.

Other sales and revenues declined 2% in the first nine months of fiscal 2013 compared with the prior year period.  During this period, growth in ESP revenues was more than offset by a reduction in net third-party finance fees.  Third-party subprime finance providers originated 14% of used vehicle unit sales in the first nine months of fiscal 2013 compared with 8% in the prior year period.  ESP revenues increased 17% in the first nine months of the year primarily reflecting the growth in our retail vehicle unit sales and an increase in ESP penetration, as well as a payment from a third-party ESP administrator based on favorable claims experience.

Seasonality.    Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when customer traffic generally tends to slow as the weather changes and as customers shift their spending priorities.  Used vehicles also generally experience proportionately more of their annual depreciation in the fall quarter, which we believe reflects the decline in customer traffic and discounts on new car model year closeouts that can pressure pricing for late-model used vehicles.  We typically experience an increase in subprime traffic and sales in February and March, coincident with tax refund season.

Gross Profit

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions)	2012	2011	Change	2012	2011	Change
Used vehicle gross profit	$227.0	$197.5	15.0%	$718.2	$662.7	8.4%
New vehicle gross profit	0.9	2.0	(55.9)%	4.1	5.1	(21.1)%
Wholesale vehicle gross profit	73.6	66.5	10.6%	230.5	231.6	(0.4)%
Other gross profit	43.7	37.2	17.5%	142.3	141.2	0.8%
Total	$345.2	$303.2	13.9%	$1,095.1	$1,040.6	5.2%

Gross Profit Per Unit

	Three Months Ended				Nine Months Ended
	November 30				November 30
	2012		2011		2012		2011
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,146	11.0	$2,171	11.2	$2,180	11.1	$2,192	11.3
New vehicle gross profit	$518	1.9	$1,164	4.4	$659	2.5	$865	3.3
Wholesale vehicle gross profit	$923	17.2	$914	17.0	$937	17.3	$954	17.5
Other gross profit	$407	72.4	$401	64.6	$424	74.8	$458	72.8
Total gross profit	$3,211	13.3	$3,271	13.4	$3,263	13.5	$3,376	13.8

(1)  Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)  Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 15% in the third quarter and 8% in the first nine months of fiscal 2013.  In both periods, the improvement was driven by increases in used unit sales, which rose 16% and 9%, respectively.  On a year-over-year basis, used vehicle gross profit per unit was similar, at $2,146 per unit in the third quarter of fiscal 2013 compared with $2,171 per unit in the prior year quarter, and at $2,180 per unit in the first nine months of fiscal 2013 compared with $2,192 per unit in the corresponding period of fiscal 2012.  We have been able to manage to a relatively consistent gross profit per unit over the last several years.

Wholesale Vehicle Gross Profit.  In the third quarter of fiscal 2013, wholesale vehicle gross profit increased 11%, while for the first nine months wholesale vehicle gross profit was similar to the prior year.  The change in wholesale unit sales, which increased 10% in the third quarter and 1% in the nine-month period, was the primary driver of the change in wholesale gross profit.  On a year-over-year basis, wholesale gross profit per unit remained relatively stable, changing by less than $20 in both the quarter and the nine-month period.

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

Other gross profit increased 18% in the third quarter and 1% in the first nine months of fiscal 2013, as improved ESP and service department profits were largely offset by the lower net third-party finance fees.

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

During the last three fiscal years, we experienced a period of appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from the reduced supply of late-model used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.  In fiscal 2013 and fiscal 2012, we also experienced inflationary increases in reconditioning costs.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$125.1	9.1	$114.3	9.6	$368.9	9.3	$334.0	9.7
Interest expense	(23.3)	(1.7)	(25.6)	(2.2)	(72.4)	(1.8)	(80.3)	(2.3)
Total interest margin	101.8	7.4	88.7	7.4	296.5	7.5	253.7	7.4
Provision for loan losses	(18.1)	(1.3)	(15.1)	(1.3)	(40.2)	(1.0)	(24.9)	(0.7)
Total interest margin after
provision for loan losses	83.7	6.1	73.6	6.2	256.3	6.5	228.8	6.7

Other income	0.2	―	0.3	―	―	―	1.4	―

Direct expenses:
Payroll and fringe benefit
expense	(5.2)	(0.4)	(5.1)	(0.4)	(15.9)	(0.4)	(15.5)	(0.5)
Other direct expenses	(6.2)	(0.5)	(6.2)	(0.5)	(17.1)	(0.4)	(18.6)	(0.5)

Total direct expenses	(11.4)	(0.8)	(11.3)	(0.9)	(33.0)	(0.8)	(34.1)	(1.0)
CarMax Auto Finance income	$72.5	5.3	$62.6	5.3	$223.3	5.7	$196.1	5.7

Total average managed
receivables	$5,477.4		$4,770.9		$5,266.0		$4,585.1

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

CAF Origination Information

	Three Months Ended		Nine Months Ended
	November 30 (1)		November 30 (1)
	2012	2011	2012	2011
Net loans originated (in millions)	$856.2	$664.0	$2,465.4	$2,125.2
Vehicle units financed	44,338	35,346	128,386	113,199
Penetration rate (2)	41.2%	38.1%	38.3%	36.7%
Weighted average contract rate	7.7%	8.7%	8.2%	8.8%
Weighted average term (in months)	66.5	65.2	66.0	65.4

(1)  All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)  Vehicle units financed as a percentage of total retail units sold.

CAF income increased 16% in the third quarter of fiscal 2013 and 14% in the first nine months of the fiscal year, primarily reflecting the growth in the portfolio of average managed receivables.  Favorable CAF loan loss experience increased net earnings by $0.01 per share during the first nine months of fiscal 2013 compared with $0.03 per share in the same period last year.  The favorability occurred in the first quarter of both years.  Despite the growth in our managed receivables, direct expenses were largely flat in the third quarter and they decreased modestly during the first nine months of the fiscal year as they benefited from operating efficiencies.

CAF’s average managed receivables increased 15% in both the third quarter and the first nine months of fiscal 2013, driven by the growth in CAF origination volume throughout fiscal 2012 and fiscal 2013.  Origination volumes have benefited from an increase in CAF’s loan penetration, as we transitioned back to our pre-recession origination strategy and reduced the volume of finance contracts we were selling to third-party providers.  This transition was completed in January 2012.  Originations also benefited from increased average retail selling prices, which translated into an increase in the average amount financed, and from the growth in retail unit sales during fiscal 2012 and fiscal 2013.

Total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, was 7.4% of average managed receivables in the third quarter of fiscal 2013 and 7.5% in the first nine months of the fiscal year, similar to the corresponding prior year periods.  For the past several years, CAF has benefited from historically low funding costs in the asset-backed securitization market.  Rising interest rates or competitive pressure on consumer rates could result in compression in the interest margin on new originations.  Should this occur, the effect on CAF income would be recognized over time, as loans amortize within the portfolio of managed receivables and new loans are originated.

For the third quarter of fiscal 2013, the provision for loan losses as a percentage of average managed receivables was 1.3%, similar to the prior year period.  Low unit charge-offs and strong recovery rates continued to partially offset the effect of the change in credit mix resulting from the transition in our origination strategy.  For the first nine months of the fiscal year, the provision for loan losses increased to 1.0% of average managed receivables from 0.7% in fiscal 2012 largely as a result of the charge-off favorability experienced during the first quarter of fiscal 2012, which increased net earnings by $0.03 per share.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)
Balance as of beginning of period	$49.5	0.9	$36.2	0.8	$43.3	0.9	$38.9	0.9
Charge-offs	(28.2)		(24.6)		(73.1)		(67.1)
Recoveries	14.9		14.7		43.9		44.7
Provision for loan losses	18.1		15.1		40.2		24.9
Balance as of end of period	$54.3	1.0	$41.4	0.9	$54.3	1.0	$41.4	0.9

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

The allowance for loan losses increased to 1.0% of managed receivables, or $54.3 million, as of November 30, 2012, compared with 0.9%, or $41.4 million, as of November 30, 2011.  The increase in the allowance reflected the growth in managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy, partially offset by the net effects of low unit charge-offs and strong recovery rates relative to historical norms.  We expect the allowance for loan losses as a percent of managed receivables will increase in future periods as the higher credit risk loans gradually become a larger percentage of managed receivables.

Past Due Account Information

	As of November 30		As of February 29 or 28
(In millions)	2012	2011	2012	2011
Accounts 31+ days past due	$164.9	$142.3	$116.5	$121.3
Ending managed receivables	$5,583.4	$4,823.8	$4,981.8	$4,334.6
Past due accounts as a percentage of ending
managed receivables	2.95%	2.95%	2.34%	2.80%

Credit Loss Information

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2012	2011	2012	2011
Net credit losses on managed receivables	$13.3	$9.9	$29.2	$22.4
Total average managed receivables	$5,477.4	$4,770.9	$5,266.0	$4,585.1
Annualized net credit losses as a percentage of
total average managed receivables	0.97%	0.83%	0.74%	0.65%
Average recovery rate	56.5%	59.0%	58.9%	59.9%

As of November 30, 2012, past due accounts as a percentage of ending managed receivables remained flat compared with November 30, 2011.  For the third quarter of fiscal 2013, net credit losses increased to $13.3 million, or 0.97% of average managed receivables compared with $9.9 million, or 0.83%, for the prior year period.  For the first nine months of the fiscal year, net credit losses increased to $29.2 million, or 0.74%, compared with $22.4 million, or 0.65%, for the prior year period.  The increases in net credit losses reflected the growth in managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy.  Low unit charge-offs and strong recovery rates continued to partially offset the effect of this change in credit mix.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated at wholesale auction.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In millions)	2012	2011 (1)	2012	2011 (1)
Compensation and benefits (2)	$144.0	$124.0	$427.1	$384.2
Store occupancy costs	51.1	48.5	149.8	142.4
Advertising expense	22.5	22.4	76.7	75.4
Other overhead costs (3)	39.7	30.9	112.0	95.3
Total SG&A expenses	$257.3	$225.8	$765.6	$697.3

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

SG&A expenses increased 14% in the third quarter of fiscal 2013.    The increase primarily reflected the combination of the 9% increase in our store base since the beginning of last year’s third quarter (representing the addition of 10 stores) and higher variable selling costs resulting from the 12% increase in comparable store used unit sales.  Third quarter SG&A per retail unit declined $43 to $2,393 versus $2,436 in the prior year’s quarter as the leverage resulting from the comparable store unit sales growth was partially offset by increased costs related to this year’s higher rate of store growth.  Growth-related costs include store pre-opening expenses, relocation expenses, and the cost of building and maintaining management bench strength to support future growth.

SG&A expenses increased 10% in the first nine months of fiscal 2013.  The increase primarily reflected the combination of the 13% increase in our store base since the beginning of fiscal 2012 (representing the addition of 13 stores), higher variable selling costs resulting from the 5% increase in comparable store used unit sales and higher growth-related costs.  For the nine months, SG&A per retail unit increased $19 to $2,281 versus $2,262 in the prior year period.

Income Taxes.  The effective income tax rate was 37.9% in the third quarter of fiscal 2013 and 38.2% in the first nine months of the fiscal year.  Compared with fiscal 2012, there were no material changes in the effective income tax rate in either the third quarter or the first nine months of fiscal 2013.

OPERATIONS OUTLOOK

Planned Superstore Openings.  We opened eight used car superstores during the first nine months of fiscal 2013.  We entered five new markets, with store openings in Bakersfield, California; Denver, Colorado; Des Moines, Iowa; Ft. Myers, Florida (two stores); and Lancaster, Pennsylvania.  We also expanded our presence in two existing markets, adding a third store in Nashville, Tennessee, and a tenth store in Los Angeles, California.  We plan to open a total of 10 stores in fiscal 2013 and between 10 and 15 stores in each of the following three fiscal years.  We currently estimate capital expenditures will total approximately $250 million in fiscal 2013.

We plan to open the following stores within 12 months following November 30, 2012:

Location	Television Market	Market Status	Planned Opening Date
Denver (Littleton), Colorado (1)	Denver	Existing	Q4 Fiscal 2013
Jacksonville, Florida	Jacksonville	Existing	Q4 Fiscal 2013
Harrisonburg, Virginia	Harrisonburg	New	Q1 Fiscal 2014
Columbus, Georgia	Columbus	New	Q1 Fiscal 2014
Savannah, Georgia	Savannah	New	Q1 Fiscal 2014
Houston, Texas	Houston	Existing	Q2 Fiscal 2014
Sacramento, California	Sacramento	Existing	Q2 Fiscal 2014
Jackson, Tennessee	Jackson	New	Q3 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q3 Fiscal 2014
Waldorf, Maryland	Washington/Baltimore	Existing	Q3 Fiscal 2014
St. Louis (Lindbergh), Missouri	St. Louis	New	Q3 Fiscal 2014

(1)  Store opened in December 2012.

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

Operating Activities.  During the first nine months of the fiscal year, $499.2 million of net cash was used in operating activities in fiscal 2013, while $6.3 million of net cash was provided by operating activities in fiscal 2012.  These amounts included increases in auto loan receivables of $632.3 million and $512.1 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of November 30, 2012, total inventory was $1.34 billion, representing an increase of $246.5 million, or 23%, compared with the balance at the start of fiscal 2013.  We had 20% more used vehicles in inventory as of November 30, 2012, compared with the start of the fiscal year, reflecting the additional used vehicle units to support the eight stores opened during this period and our comparable store sales growth.  In addition, as has been our historical practice, we built inventories in the third quarter of the year to better position ourselves for fourth quarter seasonal sales opportunities.  The remainder of the change in inventory largely reflected the effects of shifts in mix by vehicle age and type on our inventory values.

As of November 30, 2011, total inventory was $1.01 billion, representing a decrease of $36.3 million, or 3%, compared with the balance at the start of that fiscal year.  The decrease in inventory during the first nine months of fiscal 2012 included the net effects of a 2% reduction in used vehicles in inventory at comparable stores partially offset by the opening of four used car stores and a rise in vehicle acquisition costs.  In the fiscal 2012 period, we reduced used vehicles in inventory at comparable stores in response to weaker sales trends, and we moderated our normal third quarter inventory build.

Investing Activities.  During the first nine months of the fiscal year, net cash used in investing activities totaled $179.2 million in fiscal 2013 compared with $118.5 million in fiscal 2012.  Capital expenditures increased to $184.9 million in fiscal 2013 from $106.0 million in the prior year period.  Capital expenditures in both periods primarily related to real estate acquisitions and store construction costs related to planned future store openings.  We maintain a multi-year pipeline of store sites to support our store growth, so portions of capital spending in one year may relate to stores that we plan to open in subsequent fiscal years.  The increase in fiscal 2013 capital expenditures relates to the growth in our planned store opening pace, as we increase store openings from 5 in fiscal 2012, to 10 in fiscal 2013 and to 10 to 15 in each of the following 3 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of November 30, 2012, we owned 58 and leased 58 of our 116 used car superstores.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $680.9 million in fiscal 2013 compared with $454.5 million in fiscal 2012.  In both periods, substantially all of the net cash provided by financing activities resulted from net increases in non-recourse notes payable, which were used to provide the financing for the majority of the increases in auto loan receivables.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  During fiscal 2013, we exercised this option on three term securitizations that had been originally issued in 2008, and for which CarMax had provided $115.0 million of capital.  Upon the exercise of this option, we funded substantially all of the remaining receivables through our warehouse facilities.

Total Debt and Cash and Cash Equivalents

	As of November 30		As of February 29 or 28
(In millions)	2012	2011 (1)	2012	2011 (1)
Borrowings under revolving credit facility	$0.7	$0.8	$0.9	$1.0
Finance and capital lease obligations	357.3	370.9	367.7	380.2
Non-recourse notes payable	5,380.5	4,465.2	4,684.1	4,013.7
Total debt	$5,738.5	$4,836.9	$5,052.7	$4,394.9
Cash and cash equivalents	$445.1	$383.4	$442.7	$41.1

(1)  As discussed in Note 2, amounts reflect the revisions to correct our accounting for sale-leaseback transactions.

Our $700 million unsecured revolving credit facility expires in August 2016.  The credit facility agreement contains representations and warranties, conditions and covenants.  As of November 30, 2012, we were in compliance with the covenants.  Borrowings under the credit facility are available for working capital and general corporate purposes.  As of November 30, 2012, $0.7 million of short-term debt was outstanding under the credit facility and the remaining capacity was fully available to us.

Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  Obligations under finance and capital leases as of November 30, 2012, consisted of $15.9 million classified as current portion of finance and capital lease obligations and $341.4 million classified as finance and capital lease obligations, excluding current portion.    We must meet financial covenants in conjunction with certain of the sale-leaseback transactions.  As of November 30, 2012, we were in compliance with these covenants.  We have not entered into any sale-leaseback transactions since fiscal 2009.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  As of November 30, 2012, $5.38 billion of non-recourse notes payable was outstanding.  The outstanding balance included $169.4 million classified as current portion of non-recourse notes payable, as this represents principal payments that have been collected, but will be distributed in the following period.  The majority of the non-recourse notes payable accrue interest at fixed rates and have scheduled maturities through April 2019, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2012, the combined warehouse facility limit was $1.6 billion.  As of that date, $876.0 million of auto loan receivables was funded in the warehouse facilities and unused warehouse capacity totaled $724.0 million.  Of the combined warehouse facility limit, $800 million will expire in February 2013 and $800 million will expire in August 2013.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.

The securitization agreements related to the warehouse facilities include various financial covenants and performance triggers.  As of November 30, 2012, we were in compliance with the financial covenants and the securitized receivables were in compliance with the performance triggers.  If these financial covenants and/or thresholds are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.    See Notes 2 and 9 for additional information on the warehouse facilities.

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

In October 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  The authorization expires on December 31, 2013.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

For the three and nine months ended November 30, 2012, we repurchased 1.7 million shares of common stock for an average purchase price of $34.53 per share, leaving $239.8 million available for repurchase under the authorization.  Of the $60.2 million of repurchases made during the period, $9.2 million related to trades that were not settled until the fourth quarter and was included in accrued expenses and other current liabilities as of November 30, 2012.  The repurchase activity had no effect on reported net earnings per share.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Changes in the competitive landscape within our industry.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer information.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The loss of key employees from our store, regional or corporate management teams or a significant increase in labor costs.
▪	The failure of key information systems.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers or manufacturer recalls.
▪	The occurrence of severe weather events.
▪	Factors related to the seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	Acts of terrorism, the outbreak of war or other significant national or international events.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  The authorization expires on December 31, 2013.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2013.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

Approximate
Dollar Value
					Total Number	of Shares that
			Total Number	Average	of Shares Purchased	May Yet Be
			of Shares	Price Paid	as Part of Publicly	Purchased Under
Period			Purchased	per Share	Announced Program	the Program

November	1 - 30,	2012	1,744,300	$34.53	1,744,300	$239,766,287

Item 4.         Mine Safety Disclosures

None.

Item 6.         Exhibits

31.1             Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2             Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1             Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2             Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS         XBRL Instance Document

101.SCH         XBRL Taxonomy Extension Schema Document

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF         XBRL Taxonomy Extension Definition Linkbase Document

101.LAB         XBRL Taxonomy Extension Label Linkbase Document

101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 8, 2013

EXHIBIT INDEX

31.1             Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2             Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1            Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2            Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS         XBRL Instance Document

101.SCH         XBRL Taxonomy Extension Schema Document

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF         XBRL Taxonomy Extension Definition Linkbase Document

101.LAB         XBRL Taxonomy Extension Label Linkbase Document

101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document