Form 10-K
period 2013-02-28
CARMAX INC
filed 2013-04-26
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Yes ☐             No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2012, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $6,988,118,233.

On March 31, 2013, there were 224,488,682 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2013 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2013

PART I

In this document, “we,” “our,” “us,” “CarMax” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

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

CarMax Business.    We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax superstores.

CarMax Sales Operations:  We are the nation’s largest retailer of used cars, based on the 447,728 used vehicles we retailed during the fiscal year ended February 28, 2013.  As of the end of fiscal 2013, we operated 118 used car superstores in 58 metropolitan markets.  In addition, we are one of the nation’s largest wholesale vehicle auction operators, based on the 324,779 wholesale vehicles we sold through our on-site auctions in fiscal 2013.

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility.  Our consumer offer allows customers to shop for vehicles the same way they shop for items at other “big-box” retailers.  We provide low, no-haggle prices; a broad selection of CarMax Quality Certified vehicles; and superior customer service.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.

Our consumer offer enables customers to evaluate separately each component of the sales process and to make informed decisions based on comprehensive information about the options, terms and associated prices of each component.  The customer can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer.  Our no-haggle pricing and our commission structure, which is generally based on a fixed dollars-per-unit standard, allow sales consultants to focus solely on meeting customer needs.

All of the used vehicles we retail are thoroughly reconditioned to meet our high standards, and each vehicle must pass a comprehensive inspection before being offered for sale.  In fiscal 2013, 87% of the used vehicles we retailed were 0 to 6 years old.

Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate.  This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for independent used car dealers.  As of February 28, 2013, we conducted weekly or bi-weekly auctions at 57 of our 118 used car superstores.

In addition, we sell new vehicles at four locations under franchise agreements with three new car manufacturers.  In fiscal 2013, new vehicles comprised only 2% of our total retail vehicle unit sales.

Our finance program provides customers financing alternatives through CAF, our own finance operation, and third-party financing providers.  This program provides access to credit for customers across a wide range of the credit spectrum.  We believe the company’s processes and systems, transparency of pricing, vehicle quality and the integrity of the information collected at the time the customer applies for credit provide a unique and ideal environment in which to originate and procure high quality auto loans.  CAF focuses solely on originating loans through CarMax stores, customizing its offers to meet the customer’s risk profile and ensuring credit availability to support CarMax retail vehicle unit sales.  All of the finance offers by CAF and our third-party providers are backed by a 3‑day payoff offer whereby a customer can refinance their loan within three business days at no charge.

We provide customers with a full range of other related products and services, including the appraisal and purchase of vehicles directly from consumers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.

We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a consumer’s vehicle and make an offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  We acquire a significant percentage of our retail used vehicle inventory through our in-store appraisal process.  We also acquire a large portion of our used vehicle inventory through wholesale auctions and, to a lesser extent, directly from other sources, including wholesalers, dealers and fleet owners.

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

CarMax Auto Finance:  CAF provides financing to qualified customers purchasing vehicles at CarMax.  Because the purchase of a vehicle is generally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  CAF offers financing solely to customers purchasing vehicles at CarMax, and offers qualifying customers an array of competitive rates and terms, allowing them to choose the one that best fits their needs.  We believe CAF enables us to capture additional sales, profits and cash flows while managing our reliance on third-party finance sources.  After the effect of 3-day payoffs and vehicle returns, CAF financed 39% of our retail vehicle unit sales in fiscal 2013.  As of February 28, 2013, CAF serviced approximately 459,000 customer accounts in its $5.93 billion portfolio of managed receivables.

Industry and Competition.    CarMax Sales Operations:    The U.S. used car marketplace is highly fragmented and competitive.  According to industry sources, as of December 31, 2012, there were approximately 17,800 franchised automotive dealerships, which sell both new and used vehicles.  In addition, used vehicles were sold by approximately 37,900 independent used vehicle dealers, as well as millions of private individuals.  Our primary retail competitors are the franchised auto dealers, who sell the majority of late-model used vehicles.  Independent used car dealers predominantly sell older, higher mileage cars than we do.  The number of franchised and independent auto dealers has gradually declined over the last decade, in large part due to manufacturers’ franchise and brand terminations, as well as dealership closures caused by the stress of the recession.  Despite this reduction in the number of dealers, the automotive retail environment remains highly fragmented.

Based on industry data, there were approximately 38 million used cars sold in the U.S. in calendar year 2012, of which approximately 13 million were estimated to be late-model, 0- to 6-year old vehicles and approximately 21 million were 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., selling more than two times as many used vehicles as the next largest retailer in calendar 2012, we represented approximately 3% of the total late-model used units sold. Over the last several years, competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  We seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitively low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; CAF; and the locations of our retail stores.  In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides us a competitive sourcing advantage for retail vehicles.  Our large volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that don’t meet our retail standards.  Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore.  Transfer fees may apply, depending on the distance the vehicle needs to travel.  In fiscal 2013,  approximately 30% of our vehicles sold were transferred at customer request.  Our CarMax Quality Inspection assures that every vehicle we offer for sale meets our stringent standards.  We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty.  We maintain an ability to offer or arrange customer financing with competitive terms, and all financing is backed by our 3‑day payoff offer.  Additionally, we offer comprehensive and competitively priced ESP and GAP products.    We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

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

In our wholesale auctions, we compete with other automotive auction houses.  In contrast with the highly fragmented used vehicle market, the automotive auction market has two primary competitors, Manheim, a subsidiary of Cox Enterprises, and KAR Auction Services, Inc., representing an estimated 70% of the U.S. whole car auction market.  These competitors auction vehicles of all ages, while CarMax predominantly  sells older, higher mileage vehicles.    We believe the principal competitive advantages of our wholesale auctions include our high vehicle sales rate, our vehicle condition disclosures and arbitration policies, our broad geographic distribution and our dealer-friendly practices.  Because we own the cars that we auction, we generally sell more than 95% of the vehicles offered, which is substantially higher than the sales rate at most other auto auctions.  Our policy of making vehicle condition disclosures, noting mechanical and other issues found during our appraisal process, is also not a typical practice used at other auctions of older, higher mileage vehicles.  Together, these factors make our auctions attractive to dealers, resulting in a  high dealer-to-car attendance ratio.

CarMax Auto Finance:  CAF operates in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  This sector represented approximately $800 billion in outstanding receivables as of December 31, 2012 according to industry data.  As of February 28, 2013, CAF had $5.93 billion in managed receivables, having originated $3.45 billion in loans during the fiscal year.  For loans originated during the calendar quarter ended December 31, 2012, CAF ranked 20th in market share for all vehicle loans and 9th in market share for used vehicle loans.

CAF’s competitive advantage is its strategic position as the primary finance source in CarMax stores.    We believe the company’s processes and systems, transparency of pricing, vehicle quality and the integrity of the information collected at the time the customer applies for credit provide a unique and ideal environment in which to procure high quality auto loans.  CAF utilizes proprietary scoring models based upon the credit history of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, scoring models are optimized for the CarMax channel.

CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing cars from dealers.  Some of our customers have already obtained financing prior to shopping for a vehicle and do not apply for financing in the store.  We also offer customers the ability to pay off their loans within three days without penalty.  The percentage of customers exercising this option can be an indication of the competitiveness of our rates.

Marketing and Advertising.  Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  Our marketing strategies are implemented primarily through television and radio broadcasts, carmax.com, Internet search engines and online classified listings.  We also reach out to customers and potential customers to build awareness and loyalty through Facebook, Twitter and other social media.  Television and radio advertisements are designed to build consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer.  Broadcast and Internet advertisements are designed to drive customers to our stores and to carmax.com.

We strive to adjust our marketing programs in response to the evolving media landscape.  We have customized our marketing program based on awareness levels in each market.  We have transitioned a portion of our television and radio advertising to national cable network and national radio programming and we will continue to seek to optimize our media mix between local and national distribution.  In addition to providing cost savings, this transition allows us to build awareness of CarMax prior to our entrance into new markets.  We are also building awareness and driving traffic to our stores and carmax.com by listing retail vehicles on online classified sites.  Our advertising on the Internet also includes advertisements on search engines, such as Google and Yahoo!, as well as online properties such as Pandora and Hulu.

Our website, carmax.com, is a marketing tool for communicating the CarMax consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online.  The website offers complete inventory and pricing search capabilities.  Information on each of the thousands of cars available in our nationwide inventory is updated several times per day.  Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles.  The site also includes features such as detailed vehicle reviews, payment calculators and email alerts when new inventory arrives.  Virtually any used vehicle in our nationwide inventory can be transferred at customer request to their local superstore.  Customers can contact sales consultants in a variety of ways, including online via carmax.com.  Customers can work with these sales consultants from the comfort of home, including applying for financing, and they need to visit the store only to complete the final steps of the transaction, such as signing the paperwork and picking up their vehicle.  We also have a mobile website and mobile apps that allow customers to search for and view cars on their smartphones and other mobile devices.  Our survey data indicates that during fiscal 2013, approximately 80% of customers who purchased a vehicle from us had first visited us online.

We also maintain a website, carmaxauctions.com, that supports our wholesale auctions.  This website, which is accessible only by authorized dealers, provides listings of all vehicles that will be available in upcoming auctions.  It also has many features similar to our retail website, including vehicle photos, free vehicle history reports and vehicle search and alert capabilities.

Suppliers for Used Vehicles.  We acquire used vehicle inventory directly from consumers through our appraisal process, as well as through other sources, including local, regional and online auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The supply of used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used-car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.

According to industry data, as of December 31, 2012, there were approximately 247 million light vehicles in operation in the U.S., including approximately 78 million vehicles that were 0 to 6 years old.  Prior to the recession, generally 16 million to 17 million new vehicles and 40 million to 45 million used vehicles were sold annually in the U.S.  In addition, approximately 9 million to 10 million used vehicles were remarketed annually in wholesale auctions.  During the recession, retail vehicle sales dropped sharply, with calendar year 2009 new car sales falling to 10 million and used car sales to 35 million.  New car sales have gradually improved since 2009, but they remain below pre-recession levels.  The resulting decline in the total supply of 0-6 year old vehicles, combined with a reduction in trade-in activity and fewer off-lease vehicles has resulted in a tighter supply of late-model used vehicles in recent years.  While we have maintained steady access to inventory during this period, the used car supply constraints have resulted in strong wholesale valuations, which have increased our acquisition costs and average selling prices for used vehicles.

Our used vehicle inventory acquired directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects the consumer preferences in each market.  We have replaced the traditional “trade-in” transaction with a process in which a CarMax-trained buyer appraises a customer’s vehicle and provides the owner with a written, guaranteed offer that is good for seven days.  An appraisal is available to every customer free of charge, whether or not the customer purchases a vehicle from us.  Based on their age, mileage or condition, fewer than half of the vehicles acquired through this in-store appraisal process meet our high-quality retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.

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

Based on consumer acceptance of the in-store appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.

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

Products and Services

Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our used car selection covers popular brands from manufacturers such as Chrysler, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Nissan, Toyota and Volkswagen and luxury brands such as Acura, BMW, Infiniti, Lexus and Mercedes-Benz.  Our primary focus is vehicles that are 0 to 6 years old and generally range in price from $12,000 to $34,000.  For the more cost-conscious consumer, we also offer used cars that are more than 6 years old.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences.

We have implemented an everyday low-price strategy under which we set no-haggle prices on both our used and new vehicles.  We believe that our pricing is competitive.  Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com and on applicable online classified sites on which they are listed.  We extend our no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates, accessories, and ESP and GAP pricing.

Wholesale Auctions.    Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions.  As of February 28, 2013, wholesale auctions were conducted at 57 of our 118 superstores and were generally held on a weekly or bi-weekly basis.  Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores in that market and the consumer awareness of CarMax and our in-store appraisal offer.  The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles.  Participants in CarMax auctions must be licensed automobile dealers and are required to register with our centralized auction support group.  The majority of the participants are independent automobile dealers.  We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  The average auction sales rate was 97% in fiscal 2013.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.

Extended Service Plans and Guaranteed Asset Protection.  At the time of the sale, we offer the customer an ESP.  We sell these plans on behalf of unrelated third parties that are the primary obligors.  Under the third-party service plan programs, we have no contractual liability to the customer.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations) and include multiple mileage and deductible options, depending on the vehicle odometer reading, make and model.  We offer ESPs at competitive, fixed prices, which are based primarily on the historical repair record of the vehicle make and model, the mileage option selected and the deductible chosen.  All ESPs that we sell (other than manufacturer programs) have been designed to our specifications and are administered by the third parties through private-label arrangements.  We receive a commission from the administrator at the time of sale.    In fiscal 2013,  more than 60% of the customers who purchased a used vehicle also purchased an ESP.

Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the quality of the services provided by this network, as well as the broad scope of our ESPs, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

We also offer GAP at the time of the sale.  GAP is a product that will pay the difference between the customer’s insurance settlement and the finance contract payoff amount on their vehicle in the case of a total loss or unrecovered theft.  We sell this product on behalf of an unrelated third party that is the primary obligor, and we have no contractual liability to the customer.  GAP has been designed to our specifications and is administered by the third party through a private-label arrangement.  We receive a commission from the administrator at the time of sale.  In fiscal 2013, more than 20% of customers who purchased a used vehicle also purchased GAP.

Reconditioning and Service.    An integral part of our used car consumer offer is the renewal process used to make sure every car meets our high standards before it can become a CarMax Quality Certified (CQC) vehicle.  This process includes a comprehensive CarMax Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle.  Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services.  Many superstores depend upon nearby, typically larger, superstores for reconditioning, which increases efficiency and reduces overhead.

All CarMax used car superstores provide vehicle repair service, including repairs of vehicles covered by our ESPs.  We also provide factory-authorized service at all new car franchises.  We have developed systems and procedures that are intended to ensure that our retail repair service is conducted in the same customer-friendly and efficient manner as our other operations.

We believe that the efficiency of our reconditioning and service operations is enhanced by our modern facilities, our information systems and our technician training and development process.  The training and development process and our compensation programs are designed to increase the productivity of technicians, identify opportunities for waste reduction and achieve high-quality repairs.  Our information systems allow us to track repair history and enable trend analysis, which guides our continuous improvement efforts.

Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and our arrangements with several industry-leading financial institutions.  We believe our program enables us to capture additional sales and enhances the CarMax consumer offer.  Credit applications are initially reviewed by CAF.  Customers who are not approved by CAF may be evaluated by the other financial institutions.   Having an array of finance sources increases discrete approvals,  expands finance opportunities for our customers and mitigates risk to CarMax.  In fiscal 2013, 90% of our applicants received an approval from one or more of our sources.  We  periodically test additional third-party providers.

Retail customers applying for financing provide credit information that is electronically submitted by sales consultants through our proprietary information system.  A majority of applicants receive a response within five minutes.  Vehicles are financed using retail installment contracts secured by the vehicles.  Customers are permitted to refinance or pay off their contract within three business days of a purchase without incurring any finance or related charges.  Depending on the credit profile of the customer, third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  The fee amount is independent of any finance term offered to the customer; it does not vary based on the amount financed, the term of the loan, the interest rate or the loan-to-value ratio.  We refer to the providers who pay us a fee as prime and nonprime providers, and we refer to the providers to whom we pay a fee as subprime providers.  We have no recourse liability on retail installment contracts arranged with third-party providers.

We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.

Systems

Our stores are supported by an advanced, proprietary information system that improves the customer experience, while providing tightly integrated automation of all operating functions.  Customers can search our entire vehicle inventory through our website, carmax.com, and our mobile apps.  They can also print a detailed listing for any vehicle, which includes the vehicle’s features and specifications and its location on the display lot.  We also have a mobile website and mobile apps that allow customers to search for and view cars on their smartphones and other mobile devices.  Our integrated inventory management system tracks every vehicle through its life from purchase through reconditioning and test-drives to ultimate sale.  Using radio frequency identification (“RFID”) tags and bar codes, all vehicles are scanned and tracked daily as a loss prevention measure.  Test-drive information is captured using RFID tags, linking the specific vehicle and the sales consultant.  We also capture data on vehicles we wholesale, which helps us track market pricing.  A computerized finance application process and computer-assisted document preparation ensure rapid completion of the sales transaction.  Behind the scenes, our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.  In addition, our store system provides a direct link to our proprietary credit processing information system to facilitate the credit review and approval process of CAF and third party providers.

Our proprietary inventory management and pricing system is centralized and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  This system also generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on complex algorithms that take into account factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which minimizes the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.

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

Associates

On February 28, 2013, we had a total of 18,111 full- and part-time associates, including 13,705 hourly and salaried associates and 4,406 sales associates, who worked on a commission basis.  We employ additional associates during peak selling seasons.  As of February  28, 2013, our location general managers averaged 10 years of CarMax experience, in addition to prior retail management experience.  We staff each newly opened store with associates who have extensive CarMax training.

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

We also provide comprehensive, facilitator-led classroom training courses at the associate and manager levels.  All new sales consultants go through an on-boarding process in which they are partnered with a mentor; combining self-paced online training with shadowing and role-playing.  Our professional selling principles (“PSPs”) provide all sales associates the opportunity to learn and practice customer-oriented selling techniques.  This online training program contains modules on a variety of skill sets, including building confidence, connecting with the customer, and listening and persuasion techniques.  KMXU also provides access to hundreds of short video-based learning modules that provide focused behavioral examples supporting the PSPs.  We also have a call recording and review program to provide constructive feedback to associates on how to improve their interactions with customers.

Buyers-in-training undergo a 6‑ to 18‑month apprenticeship under the supervision of experienced buyers, and they generally will assist with the appraisal of more than 1,000 cars before making their first independent purchase.  Business office associates undergo a 3‑ to 6‑month, on-the-job certification process in order to be fully cross-trained in all functional areas of the business office.  All business office associates and managers also receive regular training through facilitated competency-based training courses.  Reconditioning and service technicians attend in-house and vendor-sponsored training programs designed to develop their skills in performing repairs on the diverse makes and models of vehicles we sell and service.  Technicians at our new car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for those manufacturers’ vehicles.  New managers complete intensive training where they meet with senior leaders, participate in hands-on activities and learn fundamental CarMax leadership skills.

Laws and Regulations

Vehicle Dealer and Other Laws and Regulations.    We operate in a highly regulated industry.  In every state in which we operate, we must obtain various licenses and permits in order to conduct business, including dealer, service, sales and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws, privacy laws and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, all of which are subject to enforcement by the federal Consumer Financial Protection Bureau or Federal Trade Commission, as well as state and local motor vehicle finance, collection, repossession and installment finance laws.

Claims arising out of actual or alleged violations of law could be asserted against us by individuals or governmental authorities and could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.

Environmental Laws and Regulations.    We are subject to a variety of federal, state and local laws and regulations that pertain to the environment.  Our business involves the use, handling and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints and other substances.  We are subject to compliance with regulations concerning the operation of underground and above-ground gasoline storage tanks, gasoline dispensing equipment, above-ground oil tanks and automotive paint booths.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

The following items are available free of charge through the “Corporate Governance” link on our investor information home page at investor.carmax.com, shortly after we file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, and the charters of the Audit Committee, Nominating and Governance Committee, and Compensation and Personnel Committee.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct on our website.  The contents of our website are not, however, part of this report.

Printed copies of these documents are also available to any shareholder, without charge, upon written request to our corporate secretary at the address set forth on the cover page of this report.

Item 1A.  Risk Factors.

We are subject to a variety of risks, the most significant of which are described below.  Our business, sales, results of operations and financial condition could be materially adversely affected by any of these risks.

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

Competition.    Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.  Since we sell vehicles that do not meet our retail standards through on-site wholesale auctions, our competition also includes automotive wholesalers.  Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  In addition, competitors who have franchise relationships with automotive manufacturers brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.  New entrants to the automotive retail market, or new automotive wholesalers, could result in increased acquisition costs for used vehicles and lower-than-expected retail and wholesale sales and margins.

The increasing use of the Internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  The increasing on-line availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations.  In addition, our competitive standing is affected by companies, including search engines such as Google, Bing and Yahoo! and online classified sites such as AutoTrader.com and cars.com, that are not direct competitors but that may direct on-line traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for

carmax.com to attract traffic and could have a material adverse effect on our business, sales and results of operations.

CAF and our third-party financing providers are subject to competition from various financial institutions. If we were unable to continue providing competitive finance offers to our customers through CAF and our third-party financing providers, it could have a material adverse effect on our business, sales and results of operations.  In addition, we believe that CAF allows us to capture additional sales, profits and cash flows.  Accordingly, if CAF was unable to continue making competitive finance offers to our customers, it could have a material adverse effect on our business, sales and results of operations.

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

We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  Initially, we sell these receivables into our warehouse facilities.  We periodically refinance the receivables through term securitizations.  Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CAF’s loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.

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

Retail Prices.    Any significant changes in retail prices for new and used vehicles could have a material adverse effect on our sales and results of operations.  If prices for used vehicles rise significantly due to supply constraints this could adversely affect consumer demand for vehicles.  If retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our business, sales and results of operations.

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

Regulatory and Legislative Environment.  We are subject to a wide range of federal, state and local laws and regulations, such as licensing requirements and laws regarding advertising, vehicle sales, financing and employment practices.  Our facilities and business operations are also subject to laws and regulations relating to environmental protection and health and safety.  The violation of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against business operations.  As a result, we have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.  Further, private plaintiffs and federal, state and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing and insurance activities in the sale and leasing of motor vehicles.  If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues.  For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) regulates, among other things, the provision of consumer financing.  The Dodd-Frank Act established a new consumer financial protection agency, the Consumer Financial Protection Bureau (“CFPB”), with broad regulatory powers.  The CFPB is responsible for administering and enforcing laws and regulations related to consumer financial products and services.  The evolving regulatory environment in the wake of the Dodd-Frank Act and the creation of the CFPB may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.  The Patient Protection and Affordable Care Act of 2010, as it is phased in over time, significantly affects the provision of health care services and may impact the cost of providing our associates with health coverage.  Current federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt store operations, and have a material adverse effect on our results of operations.

Reputation.  Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success.  Our reputation as a retailer offering a broad selection of CarMax Quality Certified vehicles at competitive, no-haggle prices with a customer-friendly sales process in attractive, modern facilities is also critical to our success.  If we fail to maintain the high standards on which this reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Even the perception of a decrease in the quality of our brand could impact results.  Accordingly, if we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.

Confidential Customer and Associate Information.    In the normal course of business, we collect, process and retain sensitive and confidential customer and associate information and may share that information with our third-party service providers.  Despite the security measures we have in place and the assurances we have from our third-party providers, our facilities and systems, and those of third-party service providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, or otherwise have a material adverse effect on our sales and results of operations.

Growth.  The expansion of our store base places significant demands on our management team, our associates and our systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.    In addition, our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

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

Litigation.  We are subject to various litigation matters from time to time, which could have a material adverse effect on our business and results of operations.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of licenses to conduct business.

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

Accounting Policies and Matters.    We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require management to make judgments about matters that are inherently uncertain.  These policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8.  Materially different amounts could be recorded under different conditions or using different assumptions.  In addition, the implementation of new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.

Other Material Events.  The occurrence of acts of terrorism, the outbreak of war or other significant national or international events could have a material adverse effect on our business, sales, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our retail vehicle operations in two basic formats – production and non-production superstores.  Production superstores are those locations at which vehicle reconditioning is performed.  Production superstores have more service bays and require additional space for work-in-process inventory and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production superstore on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some superstores that are constructed to accommodate reconditioning activities may initially be operated as non-production superstores until we expand our presence in that market.  As of February 28, 2013, we operated 68 production superstores and 50 non-production superstores.

As of February 28, 2013, we operated 57 wholesale auctions, most of which were located at production superstores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.  As of February 28, 2013, we also operated one new car store, which was located adjacent to our used car superstore in Laurel, Maryland.  Our remaining three new car franchises are operated as part of our used car superstores.

Production superstores are generally 40,000 to 60,000 square feet on 10 to 25 acres, but a few range from 70,000 to 95,000 square feet on 20 to 35 acres.  Non-production superstores are generally 10,000 to 25,000 square feet on 4 to 12 acres.

Used Car Superstores as of February 28, 2013

Total
Alabama	2
Arizona	3
California	16
Colorado	3
Connecticut	2
Florida	13
Georgia	6
Illinois	6
Iowa	1
Indiana	2
Kansas	2
Kentucky	2
Louisiana	1
Maryland	4
Massachusetts	1
Mississippi	1
Missouri	1
Nebraska	1
Nevada	2
New Mexico	1
North Carolina	8
Ohio	4
Oklahoma	2
Pennsylvania	1
South Carolina	3
Tennessee	6
Texas	12
Utah	1
Virginia	8
Wisconsin	3
Total	118

As of February 28, 2013, we leased 58 of our 118 used car superstores, our new car store and our CAF office building in Atlanta, Georgia.  We owned the remaining 60 stores currently in operation.  We also owned our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion

Since opening our first used car superstore in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2013, we operated 118 used car superstores in 58 U.S. markets, which represented approximately 53% of the U.S. population.  We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening 3 superstores that year, 5 superstores in fiscal 2012 and 10 superstores in fiscal 2013.  We currently plan to open 13 superstores in fiscal 2014 and between 10 and 15 in each of the following 2 fiscal years.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011.  The plaintiffs appealed the court’s ruling to the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  CarMax intends to pursue an appeal of this decision.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2013, there were 225,906,108 shares of CarMax common stock outstanding and we had approximately 4,300 shareholders of record.  As of that date, there were no preferred shares outstanding.

The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2013
High	$35.17	$30.68	$36.55	$40.22
Low	$27.28	$24.83	$28.04	$34.21

Fiscal 2012
High	$35.98	$34.81	$31.73	$33.48
Low	$28.39	$25.18	$22.77	$28.44

To date, we have not paid a cash dividend on CarMax common stock.

During the fourth quarter of fiscal 2013, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2013.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)

December 1-31, 2012	1,508,000	$36.03	1,508,000	$185,428,374
January 1-31, 2013	1,157,100	$38.16	1,157,100	$641,276,583
February 1-28, 2013	1,352,600	$39.31	1,352,600	$588,108,852
Total	4,017,700		4,017,700

(1)

On October 17, 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  This $300 million authorization expires on December 31, 2013.  On January 29, 2013, our board of directors authorized an additional $500 million for the repurchase of our common stock.  This $500 million authorization expires on December 31, 2014.  Purchases may be made in the open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 29, 2008, and the reinvestment of all dividends, as applicable.

As of February 28 or 29
	2008	2009	2010	2011	2012	2013
CarMax	$ 100.00	$ 51.37	$ 109.98	$ 192.65	$ 167.18	$ 209.24
S&P 500 Index	$ 100.00	$ 56.67	$ 87.05	$ 106.69	$ 112.15	$ 127.23
S&P 500 Retailing Index	$ 100.00	$ 66.56	$ 113.28	$ 139.64	$ 160.30	$ 197.13

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share)	FY13	FY12	FY11 (1)	FY10	FY09	FY08
Income statement information
Used vehicle sales	$8,747.0	$7,826.9	$7,210.0	$6,192.3	$5,690.7	$6,589.3
New vehicle sales	207.7	200.6	198.5	186.5	261.9	370.6
Wholesale vehicle sales	1,759.6	1,721.6	1,301.7	844.9	779.8	985.0
Other sales and revenues	248.6	254.5	265.3	246.6	241.6	254.6
Net sales and operating revenues	10,962.8	10,003.6	8,975.6	7,470.2	6,974.0	8,199.6
Gross profit	1,464.4	1,378.8	1,301.2	1,098.9	968.2	1,072.4
CarMax Auto Finance income	299.3	262.2	220.0	175.2	15.3	85.9
SG&A	1,031.0	940.8	878.8	792.2	856.1	832.4
Interest expense	32.4	33.7	34.7	36.0	38.6	38.0
Earnings before income taxes	701.4	666.9	608.2	446.5	90.5	289.9
Income tax provision	267.1	253.1	230.7	168.6	35.2	112.5
Net earnings	434.3	413.8	377.5	277.8	55.2	177.5
Share and per share information
Weighted average basic shares outstanding	228.1	226.3	223.4	219.5	217.5	216.0
Weighted average diluted shares outstanding	231.8	230.7	227.6	222.2	219.4	220.0
Basic net earnings per share	$1.90	$1.83	$1.68	$1.25	$0.25	$0.82
Diluted net earnings per share	$1.87	$1.79	$1.65	$1.24	$0.25	$0.80
Balance sheet information
Total current assets	$2,310.1	$1,853.4	$1,410.1	$1,556.4	$1,287.8	$1,356.9
Auto loan receivables, net	5,895.9	4,959.8	4,320.6	―	―	―
Total assets	9,888.6	8,331.5	7,125.5	2,856.4	2,693.6	2,646.0
Total current liabilities	684.2	646.3	522.7	490.5	502.7	500.7
Short-term debt and current portion:
Non-recourse notes payable	182.9	174.3	132.5	―	―	―
Other	16.5	15.1	13.6	133.6	168.2	108.6
Non-current debt:
Non-recourse notes payable	5,672.2	4,509.8	3,881.1	―	―	―
Other	337.5	353.6	367.6	378.5	539.6	581.3
Total shareholders’ equity	3,019.2	2,673.1	2,239.2	1,884.6	1,547.9	1,447.7
Unit sales information
Used vehicle units sold	447,728	408,080	396,181	357,129	345,465	377,244
Wholesale vehicle units sold	324,779	316,649	263,061	197,382	194,081	222,406
Percent changes in
Comparable store used vehicle unit sales	5	1	10	1	(16)	3
Total used vehicle unit sales	10	3	11	3	(8)	12
Wholesale vehicle unit sales	3	20	33	2	(13)	6
Net sales and operating revenues	10	11	20	7	(15)	10
Net earnings	5	10	36	403	(69)	(8)
Diluted net earnings per share	4	8	33	396	(69)	(10)
Other year-end information
Used car superstores	118	108	103	100	100	89
Associates	18,111	16,460	15,565	13,439	13,035	15,637

 (1)    Reflects the adoption in fiscal 2011 of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010, to recognize the transfers of auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

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

BUSINESS OVERVIEW

General

CarMax is the nation’s largest retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax superstores.

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of February 28, 2013, we operated 118 used car superstores in 58 markets, comprising 45 mid-sized markets, 12 large markets and 1 small market.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2013, we sold 447,728 used cars, representing 98% of the total 455,583  vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer features low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; and superior customer service.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, as well as a sophisticated search engine and efficient channel for customers who prefer to commence their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection (“GAP”) product and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

Our financial results also reflect the sale of vehicles purchased through our appraisal process that do not meet our retail standards.  These vehicles are sold through on-site wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of February 28, 2013, we conducted auctions at 57 used car superstores.  During fiscal 2013, we sold 324,779 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  As of February 28, 2013, the used vehicle third-party ESP providers were CNA National Warranty Corporation and The Warranty Group, and the third-party GAP provider was Safe-Guard Products International, LLC.  We have no contractual liability to the customer under these third-party plans.  ESP revenue represents commissions earned on the sale of ESPs and GAP from the unrelated third parties.

We provide financing to qualified retail customers through CAF, our finance operation, and our arrangements with several industry-leading financial institutions.  As of February 28, 2013, these third parties included Capital One Auto Finance, Santander Consumer USA, Wells Fargo Dealer Services and American Credit Acceptance.  Depending on the credit profile of the customer, the third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  The fee amount is independent of any finance term offered to the customer; it does not vary based on the amount financed, the term of the loan, the interest rate or the loan-to-value ratio.  We refer to the providers who pay us a fee as prime and nonprime providers, and we refer to the providers to whom we pay a fee as subprime providers.  We  periodically test additional third-party providers.    We have no recourse liability on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness.  After the effect of 3-day payoffs and vehicle returns, CAF financed 39% of our retail vehicle unit sales in fiscal 2013.  As of February 28, 2013, CAF serviced approximately 459,000 customer accounts in its $5.93 billion portfolio of managed receivables.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  Increased vehicle unit sales should also drive increased sales of wholesale vehicles and ancillary products and CAF income.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We opened 3 superstores in fiscal 2011, 5 superstores in fiscal 2012 and 10 superstores in fiscal 2013.  We currently plan to open 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  While we currently have more than 100 superstores, we are still in the midst of the national rollout of our retail concept, and as of February 28, 2013, we had used car superstores located in markets that comprised approximately 53% of the U.S. population.

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

Fiscal 2013 Highlights

•

Net sales and operating revenues increased 10% to $10.96 billion from $10.00 billion in fiscal 2012.  Net earnings grew 5% to $434.3 million, or $1.87 per share, from $413.8 million, or $1.79 per share.

•

Total used vehicle revenues increased 12% to $8.75 billion versus $7.83 billion in fiscal 2012.  Total used vehicle unit sales rose 10%, reflecting the combination of a 5% increase in comparable store used unit sales together with sales from newer stores not yet included in the comparable store base.

•

Total wholesale vehicle revenues increased 2% to $1.76 billion versus $1.72 billion in fiscal 2012.  Wholesale vehicle unit sales increased 3%, reflecting the combined effects of the growth in our store base, higher appraisal traffic and a lower appraisal buy rate.  The modest growth in wholesale unit sales also reflected the challenging comparisons with fiscal 2012 and fiscal 2011, when wholesale unit sales grew 20% and 33%, respectively.

•	Total other sales and revenues declined 2% to $248.6 million from $254.5 million in fiscal 2012, as a 13% increase in ESP revenues was more than offset by a reduction in net third-party finance fees.
•	Total gross profit increased 6% to $1.46 billion compared with $1.38 billion in fiscal 2012, primarily reflecting the increases in used and wholesale vehicle unit sales.
•

Selling, general and administrative (“SG&A”) expenses rose 10% to $1.03 billion from $940.8 million in fiscal 2012.  The increase reflected the combination of the 9% expansion in our store base during fiscal 2013 (representing the addition of 10 stores), higher variable selling costs resulting from the 5% increase in comparable store used unit sales and higher growth-related costs.  SG&A per retail unit was consistent at $2,263 in both fiscal 2013 and fiscal 2012.

•

CAF income increased 14% to $299.3 million compared with $262.2 million in fiscal 2012.  The improvement in CAF income was largely attributable to the 16% increase in average managed receivables.  The allowance for loan losses increased moderately to 1.0% of managed receivables as of February 28, 2013, compared with 0.9% as of February 29, 2012.

•

Net cash used in operating activities totaled $778.4 million in fiscal 2013 compared with $62.2 million in fiscal 2012.  These amounts included increases in auto loan receivables of $992.2 million and $675.7 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.  In fiscal 2013, net cash used in operating activities also included a $425.2 million increase in inventory.  We had 35% more used vehicles in inventory as of February 28, 2013, compared with a year earlier, reflecting the additional used vehicle units to support the 10 stores opened during fiscal 2013 and our comparable store sales growth.  In addition, during the second half of fiscal 2013 we built inventories at a higher rate than in recent years to better position ourselves for seasonal sales opportunities.

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

Financing and Securitization Transactions

We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.  CAF income included in the consolidated statements of earnings primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF.  The receivables are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

See Notes 2(F), 2(I) and 4 for additional information on securitizations and auto loan receivables.

Revenue Recognition

We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.

We also sell ESPs and GAP on behalf of unrelated third parties to customers who purchase a vehicle.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  Because we are not the primary obligor under these plans, we recognize commission revenue at the time of sale, net of a reserve for estimated customer cancellations.  The reserve for cancellations is based on historical experience and trends, and results could be affected if future cancellations differ from historical averages.

Customers applying for financing who are not approved by CAF may be evaluated by other financial institutions.  Depending on the credit profile of the customer, third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale.  These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales.

Income Taxes

Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets.  In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain at the time of the transactions.  We adjust our income tax provision in the period in which we determine that it is probable that our actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.  See Note 8 for additional information on income taxes.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 28, 2013, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales and Operating Revenues

	Years Ended February 28 or 29
(In millions)	2013	Change	2012	Change	2011
Used vehicle sales	$8,747.0	11.8%	$7,826.9	8.6%	$7,210.0
New vehicle sales	207.7	3.6%	200.6	1.0%	198.5
Wholesale vehicle sales	1,759.6	2.2%	1,721.6	32.3%	1,301.7
Other sales and revenues:
Extended service plan revenues	202.9	13.0%	179.6	3.3%	173.8
Service department sales	101.8	3.2%	98.6	(2.0)%	100.6
Third-party finance fees, net	(56.1)	(136.0)%	(23.8)	(160.1)%	(9.1)
Total other sales and revenues	248.6	(2.3)%	254.5	(4.1)%	265.3
Total net sales and operating revenues	$10,962.8	9.6%	$10,003.6	11.5%	$8,975.6

Unit Sales

	Years Ended February 28 or 29
	2013	2012	2011
Used vehicles	447,728	408,080	396,181
New vehicles	7,855	7,679	8,231
Wholesale vehicles	324,779	316,649	263,061

Average Selling Prices

	Years Ended February 28 or 29
	2013	2012	2011
Used vehicles	$19,351	$18,995	$18,019
New vehicles	$26,316	$25,986	$23,989
Wholesale vehicles	$5,268	$5,291	$4,816

Used Vehicle Sales Changes

	Years Ended February 28 or 29
	2013	2012	2011
Used vehicle units	10%	3%	11%
Used vehicle dollars	12%	9%	16%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Years Ended February 28 or 29
	2013	2012	2011
Used vehicle units	5%	1%	10%
Used vehicle dollars	7%	7%	15%

Wholesale Vehicle Sales Changes

	Years Ended February 28 or 29
	2013	2012	2011
Wholesale vehicle units	3%	20%	33%
Wholesale vehicle dollars	2%	32%	54%

Change in Used Car Superstore Base

	Years Ended February 28 or 29
	2013	2012	2011
Used car superstores, beginning of period	108	103	100
Superstore openings	10	5	3
Used car superstores, end of period	118	108	103

Used Vehicle Sales

Fiscal 2013 Versus Fiscal 2012.  The 12% increase in used vehicle revenues in fiscal 2013 resulted from a 10% increase in used unit sales and a 2% increase in average retail selling price.  The increase in used unit sales included a 5% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was driven by improved conversion, which we believe benefited from a variety of factors, including more compelling credit offers from third-party finance providers and CAF, increased inventory selection and continued strong in-store execution.

The increase in average retail selling price primarily reflected changes in our sales mix by vehicle age, with an increased mix of ages 0-2 vehicles and a reduced mix of ages 3-4 vehicles, which corresponds to the model years in shortest supply.  The overall supply of late-model used vehicles being remarketed has remained constrained following four years of new car industry sales at rates significantly below pre-recession levels.  During much of the period from 2009 through 2011, wholesale vehicle industry values rose, which increased our vehicle acquisition costs and average selling prices compared with pre-recession periods.  We believe the constrained supply of late-model used vehicles and the resulting increase in selling prices has had an adverse effect on our used vehicle sales in recent years.  As new car industry sales return to historical levels, the supply of late-model used vehicles should gradually improve, which we believe will benefit our business.

Our data indicated that we increased our share of the late-model (0- to 6-year old) used vehicle market by approximately 4% in fiscal 2013.  This data also indicated that our share of the broader, 0- to 10-year old used vehicle market grew approximately 7%, reflecting shifts in our inventory mix in recent years in response to changing consumer preferences.  We believe our ability to grow market share year after year is a reflection of the strength of our consumer offer, the skill of our associates and the preference for our brand.

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

The 3% increase in used unit sales included a 1% increase in comparable store used unit sales, together with sales from superstores not yet included in the comparable store base.  We believe the modest rate of comparable store used unit sales growth reflected both a challenging sales comparison with fiscal 2011, when comparable store used unit sales increased 10%, and the continuation of weak economic conditions and low consumer confidence for much of fiscal 2012.  While customer traffic at comparable stores was higher than in the prior year, a larger portion of the fiscal 2012 traffic represented customers who only obtained vehicle appraisals, which contributed to a decline in sales conversion.

Our data indicated that we increased our share of the late model used vehicle market by approximately 3% in fiscal 2012.  We achieved market share growth despite a shift within the market for 0‑ to 6‑year old vehicles towards older used vehicles and having fewer immature stores (those less than five years old) in our store base due to our temporary suspension of store growth.  Historically, market share gains are strongest among immature stores.

Wholesale Vehicle Sales

We seek to build customer satisfaction by offering high-quality vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles sold.

Fiscal 2013 Versus Fiscal 2012.  The 2% increase in wholesale vehicle revenues in fiscal 2013 resulted from a 3% increase in wholesale unit sales offset by a slight reduction in average wholesale vehicle selling price.  The wholesale unit growth included the combined effects of the growth in our store base and higher appraisal traffic, offset by a lower appraisal buy rate.  The modest growth in wholesale unit sales also reflected the challenging comparisons with fiscal 2012 and fiscal 2011, when wholesale unit sales grew 20% and 33%, respectively.

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

Other Sales and Revenues

Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and net third-party finance fees.  The fixed, per-vehicle fees paid to us by prime and nonprime third-party finance providers may vary, reflecting the providers’ differing levels of credit risk exposure.  The fixed, per-vehicle fees that we pay to the subprime providers are reflected as an offset to finance fee revenues received from prime and nonprime providers.

Fiscal 2013 Versus Fiscal 2012.  Other sales and revenues declined 2% in fiscal 2013, as an increase in ESP revenues was more than offset by a decrease in net third-party finance fees.  ESP revenues increased 13%, primarily reflecting the growth in our retail vehicle unit sales and an increase in ESP penetration.  The decrease in net third-party finance fees was driven by a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to 15% in fiscal 2013 versus 10% in fiscal 2012.  The growth in the subprime sales mix primarily resulted from more compelling credit offers being made by the subprime providers.

Fiscal 2012 Versus Fiscal 2011.  Other sales and revenues declined 4% in fiscal 2012, as a 3% increase in ESP revenues was more than offset by a decrease in net third-party finance fees resulting from a mix change among providers.  Subprime providers financed 10% of our retail vehicle unit sales in fiscal 2012 compared with 8% in fiscal 2011.  The reduction in net third-party finance fees also reflected the decision by CAF to retain an increased portion of the loans that third-party providers had been purchasing following CAF’s tightening of lending standards beginning in fiscal 2010.  As CAF retained an increased portion of these loans, the fees previously received from third parties declined.

Gross Profit

	Years Ended February 28 or 29
(In millions)	2013	Change	2012	Change	2011
Used vehicle gross profit	$971.5	9.3%	$888.6	4.0%	$854.0
New vehicle gross profit	5.0	(23.8)%	6.5	19.9%	5.4
Wholesale vehicle gross profit	308.1	2.1%	301.8	26.4%	238.8
Other gross profit	179.8	(1.2)%	181.9	(10.4)%	203.0
Total	$1,464.4	6.2%	$1,378.8	6.0%	$1,301.2

Gross Profit per Unit

	Years Ended February 28 or 29
	2013		2012		2011
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,170	11.1	$2,177	11.4	$2,156	11.8
New vehicle gross profit	$630	2.4	$847	3.2	$659	2.7
Wholesale vehicle gross profit	$949	17.5	$953	17.5	$908	18.3
Other gross profit	$395	72.3	$438	71.5	$502	76.5
Total gross profit	$3,214	13.4	$3,316	13.8	$3,218	14.5

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

We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.    Other factors that may influence gross profit include changes in our vehicle reconditioning costs, changes in the percentage of vehicles sourced directly from consumers through our appraisal process and changes in the wholesale pricing environment.  Vehicles purchased directly from consumers typically generate more gross profit per unit compared with vehicles purchased at auction.  Over the past several years, we have successfully managed to generate a used vehicle gross profit per unit within a fairly narrow range.

Fiscal 2013 Versus Fiscal 2012.  Used vehicle gross profit increased 9% in fiscal 2013, driven primarily by the 10% increase in used unit sales.  Used vehicles gross profit per unit was only marginally lower, averaging $2,170 in fiscal 2013 versus $2,177 in fiscal 2012.

Fiscal 2012 Versus Fiscal 2011.  Used vehicle gross profit increased 4% in fiscal 2011, reflecting the combination of the 3% increase in used unit sales and a 1% improvement in gross profit per unit.  Used vehicle gross profit per unit increased $21 to $2,177 per unit compared with $2,156 per unit in fiscal 2011.  Our shift to selling an increased mix of 5- to 10-year old vehicles in fiscal 2012 increased our average reconditioning cost per unit, as older vehicles typically require more reconditioning effort.  However, the older vehicles we sold were generally no less profitable than newer models.

Wholesale Vehicle Gross Profit

The strength of our wholesale gross profit per unit in recent years reflects the strong demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as the continued strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.

Fiscal 2013 Versus Fiscal 2012.  Wholesale vehicle gross profit increased 2% in fiscal 2013, driven by the 3% increase in wholesale unit sales.  Wholesale gross profit per unit was relatively stable, declining only $4 per unit.

Fiscal 2012 Versus Fiscal 2011.  Wholesale vehicle gross profit increased 26% in fiscal 2012.  The improvement reflected the 20% increase in wholesale unit sales combined with a 5% rise in wholesale vehicle gross profit per unit, to $953 per unit from $908 per unit in fiscal 2011.  The year-over-year increase in industry pricing and strong dealer demand contributed to the improved wholesale gross profit per unit.

Other Gross Profit

Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and the service department.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers, net of the fees we pay to third-party subprime finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Fiscal 2013 Versus Fiscal 2012.    Other gross profit declined 1% in fiscal 2013, as improved ESP and service department profits were more than offset by the lower net third-party finance fees.

Fiscal 2012 Versus Fiscal 2011.  Other gross profit fell 10% in fiscal 2012, as the 3% growth in ESP profits was more than offset by the lower net third-party finance fees and service department profits.  Service department gross profit declined $12.2 million primarily due to the deleverage associated with increased service overhead costs, the modest retail unit sales growth and lower service retail sales.

Impact of Inflation

Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

During fiscal 2012 and fiscal 2011, we experienced a period of appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from the reduced supply of late-model used vehicles in the market that was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods.  The higher wholesale values increased both our vehicle acquisition costs and our average selling prices for used and wholesale vehicles.  In fiscal 2013 and fiscal 2012, we also experienced inflationary increases in key reconditioning costs.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Years Ended February 28 or 29
(In millions except per unit data)	2013	Change	2012	Change	2011
Compensation and benefits (1)	$581.9	11.7%	$521.0	6.8%	$487.8
Store occupancy costs	199.9	6.5%	187.6	3.3%	181.6
Advertising expense	106.3	7.2%	99.1	3.8%	95.5
Other overhead costs (2)	142.9	7.5%	133.1	16.7%	113.9
Total SG&A expenses	$1,031.0	9.6%	$940.8	7.1%	$878.8

 (1)    Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)  Includes IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

Fiscal 2013 Versus Fiscal 2012.  SG&A expenses increased 10% in fiscal 2013.  The increase primarily reflected the combination of the 9% expansion in our store base during fiscal 2013 (representing the addition of 10 stores), higher variable selling costs resulting from the 5% increase in comparable store used unit sales, and higher growth-related costs.  Growth-related costs include store pre-opening expenses, relocation expenses, and the costs of maintaining store management bench strength to support future growth.  These costs were affected by the increase in the rate of our store openings, from 5 stores in fiscal 2012 to 10 stores in fiscal 2013.  SG&A per retail unit was consistent at $2,263 in both fiscal 2013 and fiscal 2012.

Fiscal 2012 Versus Fiscal 2011.  SG&A expenses increased 7% in fiscal 2012.  The increase was driven by the 5% expansion of our store base in fiscal 2012 (representing the addition of five stores), higher growth-related costs, and increases in variable selling costs.  SG&A per retail unit rose 4% to $2,263 from $2,173 in fiscal 2011.

Income Taxes

The effective income tax rate was 38.1% in fiscal 2013, 38.0% in fiscal 2012 and 37.9% in fiscal 2011.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF provides financing to qualified customers purchasing vehicles at CarMax.  Because the purchase of a vehicle is generally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  While financing can also be obtained from third-party sources, we believe that total reliance on third parties can create unacceptable volatility and business risk.  Furthermore, we believe the company’s processes and systems, transparency of pricing, vehicle quality and the integrity of the information collected at the time the customer applies for credit provide a unique and ideal environment in which to procure high quality auto loans, both for CAF and for the third-party finance providers.

We believe CAF enables us to capture additional sales, profits and cash flows while managing our reliance on third- party finance sources.    Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.    CAF income does not include any allocation of indirect costs.  We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2013	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$495.3	9.2	$448.7	9.6	$419.1	9.9
Interest expense	(95.1)	(1.8)	(106.1)	(2.3)	(133.8)	(3.2)
Total interest margin	400.2	7.4	342.6	7.3	285.3	6.7
Provision for loan losses	(56.2)	(1.0)	(36.4)	(0.8)	(27.7)	(0.7)
Total interest margin after
provision for loan losses	344.0	6.4	306.2	6.6	257.6	6.1

Other income	―	―	1.5	―	7.5	0.2

Direct expenses:
Payroll and fringe benefit expense	(21.2)	(0.4)	(20.7)	(0.4)	(20.6)	(0.5)
Other direct expenses	(23.5)	(0.4)	(24.8)	(0.5)	(24.5)	(0.6)

Total direct expenses	(44.7)	(0.8)	(45.5)	(1.0)	(45.1)	(1.1)
CarMax Auto Finance income	$299.3	5.6	$262.2	5.6	$220.0	5.2

Total average managed receivables	$5,385.5		$4,662.4		$4,229.9

 (1)    Percent of total average managed receivables.

CAF Origination  Information

	Years Ended February 28 or 29 (1)
	2013	2012	2011
Net loans originated (in millions)	$3,445.3	$2,842.9	$2,147.4
Vehicle units financed	179,525	152,468	120,183
Penetration rate (2)	39.4%	36.7%	29.7%
Weighted average contract rate	7.9%	8.8%	8.7%
Weighted average term (in months)	65.9	65.3	64.5

 (1)    All information relates to loans originated net of 3-day payoffs and vehicle returns.

(2)  Vehicle units financed as a percentage of total retail units sold.

Fiscal 2013 Versus Fiscal 2012.  CAF income increased 14% to $299.3 million compared with $262.2 million in fiscal 2012, primarily reflecting the growth in managed receivables.  Despite the growth in our receivables, direct expenses decreased modestly as we benefited from operating efficiencies.

CAF’s average managed receivables increased 16% during fiscal 2013, driven by the growth in CAF origination volume throughout fiscal 2012 and fiscal 2013.  Origination volumes benefited from an increase in CAF’s loan penetration, as we have transitioned back to our pre-recession origination strategy and reduced the volume of finance contracts we were selling to third-party providers.  Our decision to retain the loans that third parties had been purchasing primarily reflected our confidence in our ability to economically fund these loans.  This transition was completed in January 2012.  Originations also benefited from increased average retail selling prices, which translated into an increase in the average amount financed, and from the growth in retail unit sales during fiscal 2012 and fiscal 2013.  Additionally, historically low funding costs have allowed CAF to begin offering more compelling credit offers.  Positive customer response to these credit offers further bolstered CAF origination volumes in the second half of fiscal 2013.  See Note 4 for additional information on the credit quality of auto loan receivables.

Total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, was 7.4% of average managed receivables for fiscal 2013, similar to the 7.3% margin in fiscal 2012.  For the past several years, CAF has benefited from historically low funding costs in the asset-backed securitization market.  Rising interest rates or competitive pressure on consumer rates could result in compression in the interest margin on new originations.  We began to experience this compression in the second half of fiscal 2013 as we lowered rates in response to customer demand, which resulted in lower interest margins on new originations.  Changes in the interest margin on new originations affect CAF income over time, as loans amortize within the portfolio of managed receivables.

The provision for loan losses is the periodic expense of maintaining an adequate allowance.  For fiscal 2013, the provision for loan losses as a percentage of average managed receivables increased moderately to 1.0% compared to 0.8% in fiscal 2012.  Low unit charge-offs and strong recovery rates continued to partially offset the effect of the change in credit mix resulting from the transition in our origination strategy.

Allowance for Loan Losses

	Years Ended February 28 or 29
(In millions)	2013	% (1)	2012	% (1)
Balance as of beginning of year	$43.3	0.9	$38.9	0.9
Charge-offs	(103.1)		(92.7)
Recoveries	60.9		60.7
Provision for loan losses	56.2		36.4
Balance as of end of year	$57.3	1.0	$43.3	0.9

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

The allowance for loan losses increased to 1.0% of managed receivables, or $57.3 million, as of February 28, 2013, compared with 0.9%, or $43.3 million as of February 29, 2012.  The increase in the allowance reflected the growth in managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy, partially offset by the net effects of low unit charge-offs and strong recovery rates relative to historical norms.  We expect the allowance for loan losses as a percent of managed receivables to increase in future periods as the higher credit risk loans continue to become a larger percentage of managed receivables.

Past Due Account Information

	As of February 28 or 29
(In millions)	2013	2012	2011
Accounts 31+ days past due	$154.2	$116.5	$121.3
Ending managed receivables	$5,933.3	$4,981.8	$4,334.6
Past due accounts as a percentage of ending managed
receivables	2.60%	2.34%	2.80%

Credit Loss Information

	Years Ended February 28 or 29
(In millions)	2013	2012	2011
Net credit losses on managed receivables	$42.2	$32.0	$47.5
Total average managed receivables	$5,385.5	$4,662.4	$4,229.9
Net credit losses as a percentage of total average
managed receivables	0.78%	0.69%	1.12%
Average recovery rate	58.4%	59.7%	54.8%

As of February 28, 2013, past due accounts as a percentage of ending managed receivables increased modestly compared with February 29, 2012, while net credit losses increased to 0.78% of average managed receivables from 0.69%.  The increase in net credit losses reflected the growth in average managed receivables and the origination and retention of loans with greater credit risk resulting from the transition in our origination strategy.  Low unit charge-offs and strong recovery rates continued to partially offset the effect of this change in credit mix.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Fiscal 2012 Versus Fiscal 2011.  CAF income increased 19% to $262.2 million compared with $220.0 million in fiscal 2011, reflecting the combined effects of the growth in managed receivables, an increase in total interest margin and favorable CAF loan loss experience.

CAF’s average managed receivables increased 10% during fiscal 2012.  Net loans originated increased 32% to $2.84 billion from $2.15 billion in fiscal 2011, reflecting our decision to retain an increased portion of the loans that third-party providers had been purchasing since CAF’s tightening of lending standards in fiscal 2010, as well as our growth in retail vehicle revenues.

The total interest margin increased to 7.3% of average managed receivables versus 6.7% in fiscal 2011.  As a percentage of managed receivables, interest and fee income declined modestly to 9.6% from 9.9% in fiscal 2011, primarily reflecting the effect of the amortization of older loans, partly offset by the shift in the credit quality mix in more recent loan originations.  Over the last few years, the average contract rate charged on auto loans has gradually declined, and older loans with higher contract rates have become a smaller portion of total managed receivables.  The weighted average contract rate on current loan originations increased slightly to 8.8% in fiscal 2012 from 8.7% in fiscal 2011, primarily reflecting our increased retention of higher risk loans during fiscal 2012.  Loans with higher risk are generally charged higher rates of interest.

As a percentage of managed receivables, interest expense declined to 2.3% from 3.2% in fiscal 2011, reflecting the effects of the amortization of older, higher-cost term securitizations and the increased portion of managed receivables funded with newer, lower-cost securitizations.

The provision for loan losses increased modestly to 0.8% of average managed receivables, or $36.4 million, in fiscal 2012 from 0.7% or $27.7 million, in fiscal 2011.  The increase in the provision primarily reflected the cumulative effect of the origination and retention of loans with higher risk, partly offset by favorable loss experience in fiscal 2012.

FISCAL 2014 PLANNED SUPERSTORE OPENINGS

Location	Television Market	Market Status	Planned Opening Date
Harrisonburg, Virginia (1)	Harrisonburg	New	Q1 Fiscal 2014
Columbus, Georgia (2)	Columbus	New	Q1 Fiscal 2014
Savannah, Georgia	Savannah	New	Q1 Fiscal 2014
Katy, Texas	Houston	Existing	Q2 Fiscal 2014
Fairfield, California	Sacramento	Existing	Q2 Fiscal 2014
Jackson, Tennessee	Jackson	New	Q3 Fiscal 2014
Brandywine, Maryland	Washington/Baltimore	Existing	Q3 Fiscal 2014
St. Louis, Missouri	St. Louis	New	Q3 Fiscal 2014
St. Peters, Missouri	St. Louis	New	Q4 Fiscal 2014
Newark, Delaware	Philadelphia	New	Q4 Fiscal 2014
King of Prussia, Pennsylvania	Philadelphia	New	Q4 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q4 Fiscal 2014
Elk Grove, California	Sacramento	Existing	Q4 Fiscal 2014

 (1)    Opened in March 2013.

(2)  Opened in April 2013.

Normal, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.  We estimate capital expenditures will total approximately $300 million in fiscal 2014.  We currently plan to open between 10 and 15 superstores in each of the following 2 fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(Y) for information on recent accounting pronouncements applicable to CarMax.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary ongoing cash requirements are to fund our existing operations, new store expansion (including capital expenditures and inventory purchases) and CAF, our finance operation.  Our primary ongoing sources of liquidity include existing cash balances, funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility.

Operating Activities.  Net cash used in operating activities totaled $778.4 million in fiscal 2013, $62.2 million in fiscal 2012 and $6.8 million in fiscal 2011.  These amounts included increases in auto loan receivables of $992.2 million, $675.7 million and $304.7 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

Inventory totaled $1.52 billion as of the end of fiscal 2013, up 39% versus $1.09 billion as of the end of fiscal 2012.  The increase reflected a 40% increase in used vehicle inventories, which was primarily attributable to a 35% increase in used vehicles in inventory.  The additional used vehicle units supported the ten stores opened during fiscal 2013 and our comparable store sales growth.  In addition, during the second half of fiscal 2013 we built inventories at a higher rate than in recent years to better position ourselves for seasonal sales opportunities.

Inventory totaled $1.09 billion as of the end of fiscal 2012, up 4% versus $1.05 billion as of the end of fiscal 2011.  During fiscal 2012, used vehicle inventories increased 7%, including a 6% increase in used vehicles that largely supported the opening of five new used car superstores.  The increase in used inventories was partially offset by a reduction in new vehicle inventory.

Investing Activities.  Net cash used in investing activities totaled $255.3 million in fiscal 2013, $219.4 million in fiscal 2012 and $72.2 million in fiscal 2011.  Investing activities primarily consist of capital expenditures, which totaled $235.7 million in fiscal 2013, $172.6 million in fiscal 2012 and $76.6 million in fiscal 2011.  Capital expenditures primarily include real estate acquisitions for planned future store openings and store construction costs.  We maintain a multi-year pipeline of store sites to support our store growth, so portions of capital spending in one year may relate to stores that we plan to open in subsequent fiscal years.  The increases in capital expenditures in fiscal 2013 and fiscal 2012 primarily related to the growth in our store opening pace, as we increased store openings from 5 in fiscal 2012, to 10 in fiscal 2013.

Historically, capital expenditures have been funded with internally-generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been executed since fiscal 2009.

As of February 28, 2013, we owned 60 and leased 58 of our 118 used car superstores.

Restricted cash from collections on auto loan receivables increased $20.0 million in fiscal 2013 and $43.3 million in fiscal 2012 versus a decrease of $1.6 million in fiscal 2011.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  Net cash provided by financing activities totaled $1.04 billion in fiscal 2013, $683.1 million in fiscal 2012 and $101.8 million in fiscal 2011.  Included in these amounts were net increases in total non-recourse notes payable of $1.17 billion, $670.4 million and $187.3 million, respectively, which were used to provide the financing for the majority of the increases of $992.2 million, $675.7 million and $304.7 million, respectively, in auto loan receivables.  In fiscal 2013, net cash provided by financing activities was net of $203.4 million of stock repurchases.  In fiscal 2011, net cash provided by financing activities was net of a $121.5 million net reduction in borrowings under the revolving credit facility.

Total Debt and Cash and Cash Equivalents

	As of February 28 or 29
(In thousands)	2013	2012
Borrowings under revolving credit facility	$355	$943
Finance and capital lease obligations	353,591	367,674
Non-recourse notes payable	5,855,090	4,684,089
Total debt	$6,209,036	$5,052,706
Cash and cash equivalents	$449,364	$442,658

We have a $700 million unsecured revolving credit facility, which expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 10 for additional information on the revolving credit facility.

The credit facility agreement contains representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

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

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.
As of February 28, 2013, $5.06 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through August 2019, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.  During fiscal 2013, we completed three term securitizations, funding a total of $2.99 billion of auto loan receivables.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  During fiscal 2013, we exercised this option on three term securitizations that had originally been issued in 2008, and for which CarMax had provided $115.0 million of capital.  Upon the exercise of these options, we funded substantially all of the remaining receivables through our warehouse facilities.

As of February 28, 2013, $792.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.7 billion, and the unused warehouse capacity totaled $908.0 million.    During the fourth quarter of fiscal 2013, we renewed our $800 million warehouse facility that was scheduled to expire in February 2013 for an additional 364-day term and increased the limit to $900 million.  Of the combined warehouse facility limit, $800 million will expire in August 2013 and $900 million will expire in February 2014.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2(F) and 10 for additional information on the warehouse facilities.

The securitization agreements related to the warehouse facilities include various representations and warranties, covenants and performance triggers.  If these requirements are not met, we could be unable to continue to securitize the receivables through the warehouse facilities.  In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

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

In October 2012, our board of directors authorized the repurchase of up to $300 million of our common stock, with an expiration of December 31, 2013.  In January 2013, our board of directors authorized an additional $500 million for the repurchase of our common stock, expiring December 31, 2014.  Purchases may be made in open market or privately negotiated transactions at management’s discretion, and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares redeemed are deemed authorized but unissued shares of common stock.

During fiscal 2013, we repurchased 5.8 million shares of common stock at an average purchase price of $36.77 per share, leaving $588.1 million available for repurchase under the authorization.  Of the $211.9 million of purchases made during fiscal 2013, $8.6 million related to trades that were not settled until March 2013.  This amount was included in accrued expenses and other current liabilities as of February 28, 2013.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

Contractual Obligations (1)

	As of February 28, 2013
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Revolving credit agreement (2)	$0.4	$0.4	$ ―	$ ―	$ ―	$	―
Finance and capital leases (3)	415.8	47.3	97.3	79.8	191.4		―
Operating leases (3)	484.0	42.0	83.2	76.1	282.7		―
Purchase obligations (4)	136.1	120.8	15.3	―	―		―
Asset retirement obligations (5)	1.1	―	0.1	0.2	0.8		―
Defined benefit retirement plans (6)	79.0	0.5	―	―	―		78.5
Unrecognized tax benefits (7)	21.4	0.2	―	―	―		21.2
Total	$1,137.8	$211.2	$195.9	$156.1	$474.9		$99.7

 (1)    This table excludes the non-recourse notes payable that relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The securitized receivables can only be used as collateral to settle obligations of these securitization vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 2(F).

(2)  Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table.  See Note 10.

(3)  Excludes taxes, insurance and other costs payable directly by us.  These costs vary from year to year and are incurred in the ordinary course of business.  See Note 14.

(4)  Includes certain enforceable and legally binding obligations related to third-party outsourcing services.

(5)  Represents the liability to retire signage, fixtures and other assets at certain leased locations.

(6)  Represents the recognized funded status of our retirement plans, of which $78.5 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2013.  See Note 9.

(7)  Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $21.2 million of these tax benefits could not be estimated as of February 28, 2013.  See Note 8.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables

As of February 28, 2013 and February 29, 2012, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved through asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Other receivables are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

Composition of Auto Loan Receivables

	As of February 28 or 29
(In millions)	2013	2012
Principal amount of:
Fixed-rate securitizations	$4,989.7	$4,183.8
Floating-rate securitizations synthetically altered to fixed (1)(2)	―	28.0
Floating-rate securitizations (1)	792.0	553.0
Other receivables (3)	151.6	217.0
Total	$5,933.3	$4,981.8

 (1)    We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market.  The current notional amount of these derivatives was $750.0 million as of February 28, 2013, and $603.0 million as of February 29, 2012.  See Note 5.

(2)  Represents variable-rate securities issued in connection with certain term securitizations that were synthetically altered to fixed at the bankruptcy-remote special purpose entity.

(3)  Other receivables include receivables not funded through the warehouse facilities.

Interest Rate Exposure

We also have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  Substantially all of these borrowing are floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2013 net earnings per share by less than $0.01.

Borrowings under our warehouse facilities are also floating rate debt and are secured by auto loan receivables on which we collect interest at fixed rates.  The receivables are funded through the warehouse facilities until they can be funded through a term securitization or alternative funding arrangement.  This floating-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2013.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

THOMAS J. FOLLIARD

PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY

EXECUTIVE VICE PRESIDENT AND

CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2013, and February 29, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended February 28, 2013. We also have audited the Company’s internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2013, and February 29, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Richmond, Virginia

April 26, 2013

Consolidated Statements of Earnings

	Years Ended February 28 or 29
(In thousands except per share data)	2013	% (1)	2012	% (1)	2011	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$8,746,965	79.8	$7,826,911	78.2	$7,210,017	80.3
New vehicle sales	207,726	1.9	200,584	2.0	198,532	2.2
Wholesale vehicle sales	1,759,555	16.1	1,721,647	17.2	1,301,703	14.5
Other sales and revenues	248,572	2.3	254,457	2.5	265,302	3.0
NET SALES AND OPERATING REVENUES	10,962,818	100.0	10,003,599	100.0	8,975,554	100.0
Cost of sales	9,498,456	86.6	8,624,838	86.2	7,674,326	85.5
GROSS PROFIT	1,464,362	13.4	1,378,761	13.8	1,301,228	14.5
CARMAX AUTO FINANCE INCOME	299,267	2.7	262,185	2.6	219,983	2.5
Selling, general and administrative expenses	1,031,034	9.4	940,786	9.4	878,805	9.8
Interest expense	32,357	0.3	33,714	0.3	34,680	0.4
Other income	1,113	―	464	―	480	―
Earnings before income taxes	701,351	6.4	666,910	6.7	608,206	6.8
Income tax provision	267,067	2.4	253,115	2.5	230,711	2.6
NET EARNINGS	$434,284	4.0	$413,795	4.1	$377,495	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	228,095		226,282		223,449
Diluted	231,823		230,721		227,601
NET EARNINGS PER SHARE:
Basic	$1.90		$1.83		$1.68
Diluted	$1.87		$1.79		$1.65

 (1)    Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended February 28 or 29
(In thousands)	2013	2012	2011
NET EARNINGS	$434,284	$413,795	$377,495
Other comprehensive income (loss), net of taxes:
Retirement plans:
Net actuarial (loss) gain arising during the year (1)	(10,456)	(22,591)	1,828
Amortization recognized in net pension expense (2)	751	345	190
Cash flow hedges:
Effective portion of changes in fair value (3)	4,485	(22,723)	(9,979)
Reclassifications to CarMax Auto Finance income (4)	7,871	7,567	2,450
Other comprehensive income (loss), net of taxes	2,651	(37,402)	(5,511)
TOTAL COMPREHENSIVE INCOME	$436,935	$376,393	$371,984

 (1)    Net of tax benefit of $6,238, tax benefit of $13,195 and tax of $1,124 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

(2)  Net of tax of $449, $116 and $90 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

(3)  Net of tax benefit of $11,176, $245 and $397 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.  The year ended February 28, 2013, includes a tax benefit adjustment of $8,518 related to prior years.

(4)  Net of tax of $5,110, $0 and $0 for the years ended February 28, 2013, February 29, 2012, and February 28, 2011, respectively.

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	As of February 28 or 29
(In thousands except share data)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$449,364	$442,658
Restricted cash from collections on auto loan receivables	224,287	204,314
Accounts receivable, net	91,961	86,434
Inventory	1,517,813	1,092,592
Deferred income taxes	5,193	9,938
Other current assets	21,513	17,512
TOTAL CURRENT ASSETS	2,310,131	1,853,448
Auto loan receivables, net	5,895,918	4,959,847
Property and equipment, net	1,428,970	1,278,722
Deferred income taxes	145,875	133,134
Other assets	107,708	106,392
TOTAL ASSETS	$9,888,602	$8,331,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$336,721	$324,827
Accrued expenses and other current liabilities	147,821	128,973
Accrued income taxes	222	3,125
Short-term debt	355	943
Current portion of finance and capital lease obligations	16,139	14,108
Current portion of non-recourse notes payable	182,915	174,337
TOTAL CURRENT LIABILITIES	684,173	646,313
Finance and capital lease obligations, excluding current portion	337,452	353,566
Non-recourse notes payable, excluding current portion	5,672,175	4,509,752
Other liabilities	175,635	148,800
TOTAL LIABILITIES	6,869,435	5,658,431

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
225,906,108 and 227,118,666 shares issued and outstanding
as of February 28, 2013 and February 29, 2012, respectively	112,953	113,559
Capital in excess of par value	972,250	877,493
Accumulated other comprehensive loss	(59,808)	(62,459)
Retained earnings	1,993,772	1,744,519
TOTAL SHAREHOLDERS’ EQUITY	3,019,167	2,673,112
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,888,602	$8,331,543

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended February 28 or 29
(In thousands)	2013		2012		2011
OPERATING ACTIVITIES:
Net earnings		$434,284		$413,795	$377,495
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization		95,283		82,812	76,321
Share-based compensation expense		62,112		48,089	43,606
Provision for loan losses		56,168		36,439	27,749
Loss on disposition of assets		1,995		2,569	1,143
Deferred income tax provision (benefit)		3,858		(872)	17,493
(Gain on) impairment of long-lived assets held for sale		(50)		248	―
Net (increase) decrease in:
Accounts receivable, net		(5,527)		33,163	(40,538)
Retained interest in securitized receivables		―		―	43,746
Inventory		(425,221)		(43,115)	(206,344)
Other current assets		(3,252)		15,919	(27,403)
Auto loan receivables, net		(992,239)		(675,711)	(304,729)
Other assets		(1,722)		(6,986)	(7,173)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes		(575)		43,138	(8,802)
Other liabilities		(3,555)		(11,652)	678
NET CASH USED IN OPERATING ACTIVITIES		(778,441)		(62,164)	(6,758)
INVESTING ACTIVITIES:
Capital expenditures		(235,707)		(172,608)	(76,572)
(Increase) decrease in restricted cash from collections on
auto loan receivables		(19,973)		(43,262)	1,556
Increase in restricted cash in reserve accounts		(13,385)		(12,364)	(12,631)
Release of restricted cash from reserve accounts		17,368		12,096	11,434
(Purchases) sales of money market securities, net		(2,139)		(678)	4,001
Purchases of investments available-for-sale		(31,756)		(2,638)	―
Sales of investments available-for-sale		30,318		52	―
NET CASH USED IN INVESTING ACTIVITIES		(255,274)		(219,402)	(72,212)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net		(588)		(59)	119
Issuances of long-term debt		―		―	243,300
Payments on long-term debt		―		―	(364,900)
Payments on finance and capital lease obligations		(14,083)		(12,560)	(11,145)
Issuances of non-recourse notes payable		5,851,000		5,130,000	3,348,000
Payments on non-recourse notes payable		(4,679,999)		(4,459,572)	(3,160,749)
Repurchase and retirement of common stock		(203,405)		―	―
Equity issuances, net		63,396		15,577	38,277
Excess tax benefits from share-based payment arrangements		24,100		9,717	8,911
NET CASH PROVIDED BY FINANCING ACTIVITIES		1,040,421		683,103	101,813
Increase in cash and cash equivalents		6,706		401,537	22,843
Cash and cash equivalents at beginning of year		442,658		41,121	18,278
CASH AND CASH EQUIVALENTS AT END OF YEAR		$449,364		$442,658	$41,121
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest		$32,601		$33,741	$35,351
Cash paid for income taxes		$244,337		$223,806	$242,510
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures		$(1,211)		$8,859	$6,395
Increase in finance and capital lease obligations	$	―	$	―	$1,739

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 28, 2010	223,066	$111,533	$746,134	$1,046,463	$(19,546)	$1,884,584
Impact of accounting change (1)	―	―	―	(93,234)	―	(93,234)
Net earnings	―	―	―	377,495	―	377,495
Other comprehensive loss	―	―	―	―	(5,511)	(5,511)
Share-based compensation expense	―	―	29,214	―	―	29,214
Exercise of common stock options	3,126	1,563	44,067	―	―	45,630
Shares issued under stock
incentive plans	33	17	458	―	―	475
Shares cancelled under stock
incentive plans	(339)	(170)	(7,183)	―	―	(7,353)
Tax effect from the exercise of
common stock options	―	―	7,949	―	―	7,949
BALANCE AS OF FEBRUARY 28, 2011	225,886	112,943	820,639	1,330,724	(25,057)	2,239,249
Net earnings	―	―	―	413,795	―	413,795
Other comprehensive loss	―	―	―	―	(37,402)	(37,402)
Share-based compensation expense	―	―	32,105	―	―	32,105
Exercise of common stock options	1,519	759	24,494	―	―	25,253
Shares issued under stock
incentive plans	20	10	540	―	―	550
Shares cancelled under stock
incentive plans	(306)	(153)	(9,523)	―	―	(9,676)
Tax effect from the exercise of
common stock options	―	―	9,238	―	―	9,238
BALANCE AS OF FEBRUARY 29, 2012	227,119	113,559	877,493	1,744,519	(62,459)	2,673,112
Net earnings	―	―	―	434,284	―	434,284
Other comprehensive income	―	―	―	―	2,651	2,651
Share-based compensation expense	―	―	37,294	―	―	37,294
Repurchases of common stock	(5,762)	(2,881)	(24,066)	(185,031)	―	(211,978)
Exercise of common stock options	4,016	2,008	69,737	―	―	71,745
Shares issued under stock
incentive plans	791	395	155	―	―	550
Shares cancelled under stock
incentive plans	(258)	(128)	(8,221)	―	―	(8,349)
Tax effect from the exercise of
common stock options	―	―	19,858	―	―	19,858
BALANCE AS OF FEBRUARY 28, 2013	225,906	$112,953	$972,250	$1,993,772	$(59,808)	$3,019,167

(1)  Reflects the adoption in fiscal 2012 of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010, to recognize the transfers of auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Business and  Background

CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax superstores.

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at competitively low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through our own finance operation, CAF, and third-party financing providers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under various franchise agreements.

2.Summary of Significant Accounting Policies

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

(B)  Cash and Cash Equivalents

Cash equivalents of $430.3 million as of February 28, 2013, and $429.3 million as of February 29, 2012, consisted of highly liquid investments with original maturities of three months or less.

(C)  Restricted Cash from Collections on Auto Loan Receivables

Cash accounts totaling $224.3 million as of February 28, 2013, and $204.3 million as of February 29, 2012, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

(D)  Marketable Securities

During fiscal 2013, the Company classified all marketable securities as available-for-sale.  These securities consisted exclusively of variable-rate demand notes reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive loss within shareholders' equity.  There were no marketable securities available-for-sale as of February 28, 2013, and February 29, 2012.

Proceeds from the sales of marketable securities available-for-sale were $30.3 million in fiscal 2013.  There were no related gains or losses during fiscal 2013.  There were no marketable securities outstanding during fiscal 2012.

(E)  Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F)  Securitizations

We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables

We typically use term securitizations to provide long-term funding for the auto loan receivables initially securitized through the warehouse facilities.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

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

(G)  Fair Value of Financial Instruments

Due to the short-term nature and/or variable rates associated with these financial instruments, the carrying value of our cash and cash equivalents, restricted cash, accounts receivable, money market securities, accounts payable, short-term debt and long-term debt approximates fair value.  Our derivative instruments and mutual funds are recorded at fair value.  Auto loan receivables are presented net of an allowance for estimated loan losses.  See Note 6 for additional information on fair value measurements.

(H)  Inventory

Inventory is primarily comprised of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or market.  Vehicle inventory cost is determined by specific identification.  Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory.

(I)  Auto Loan Receivables, Net

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF.  The receivables are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

An account is considered delinquent when the related customer fails to make a substantial portion of a scheduled payment on or before the due date.  In general, accounts are charged-off on the last business day of the month during which the earliest of the following occurs:  the receivable is 120 days or more delinquent as of the last business day of the month, the related vehicle is repossessed and liquidated, or the receivable is otherwise deemed uncollectible.  For purposes of determining impairment, auto loans are evaluated collectively, as they represent a large group of smaller-balance homogeneous loans, and therefore, are not individually evaluated for impairment.  See Note 4 for additional information on auto loan receivables.

Interest income and expenses related to auto loans are included in CAF income.  Interest income on auto loan receivables is recognized when earned based on contractual loan terms.  All loans continue to accrue interest until repayment or charge-off.  Direct costs associated with loan originations are not considered material.  See Note 3 for additional information on CAF income.

(J)  Property and Equipment

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

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.  We recognized an impairment of $0.2 million in fiscal 2012 related to assets within land held for sale. There was no impairment of long-lived assets in fiscal 2013 or fiscal 2011.  See Note 7 for additional information on property and equipment.

(K)  Other Assets

Goodwill and Intangible Assets. Goodwill and other intangibles had a carrying value of $10.1 million as of February 28, 2013 and February 29, 2012.  We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2013, fiscal 2012 or fiscal 2011.

Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of the securitization investors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  These funds are restricted for the benefit of holders of non-recourse notes payable and are not expected to be available to the company or its creditors.  Restricted cash on deposit in reserve accounts was $41.3 million as of February 28, 2013, and $45.3 million as of February 29, 2012.

Restricted Investments.  Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $35.0 million as of February 28, 2013, and $31.4 million as of February 29, 2012.

(L)  Finance Lease Obligations

We generally account for sale-leaseback transactions as financings.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as finance lease obligations.  Depreciation is recognized on the assets over 25 years.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  See Notes 10 and 14 for additional information on finance lease obligations.

(M)  Other Accrued Expenses

As of February 28, 2013 and February 29, 2012, accrued expenses and other current liabilities included accrued compensation and benefits of $103.4 million and $87.9 million, respectively, and loss reserves for general liability and workers’ compensation insurance of $26.6 million and $23.0 million, respectively.

(N)  Defined Benefit Plan Obligations

The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined by independent actuaries using a number of assumptions provided by CarMax.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.  See Note 8 for additional information on our benefit plans.

(O)  Insurance Liabilities

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

(P)  Revenue Recognition

We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends.

We sell ESPs and GAP on behalf of unrelated third parties to customers who purchase a vehicle.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  Because we are not the primary obligor under these plans, we recognize commission revenue at the time of sale, net of a reserve for estimated customer cancellations.  The reserve for cancellations is based on historical experience and trends.

Customers applying for financing who are not approved by CAF may be evaluated by other financial institutions.  Depending on the credit profile of the customer, third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale.  These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales.

(Q)  Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale.  It also includes payroll, fringe benefits and parts and repair costs associated with reconditioning and vehicle repair services.

(R)  Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; depreciation, rent and other occupancy costs; advertising; and IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

(S)  Advertising Expenses

Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $108.2 million in fiscal 2013, $100.3 million in fiscal 2012 and $96.2 million in fiscal 2011.

(T)  Store Opening Expenses

Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(U)  Share-Based Compensation

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

Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in capital in excess of par value (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of earnings (if the deferred tax asset exceeds the tax deduction and no capital in excess of par value exists from previous awards).  See Note 11 for additional information on stock-based compensation.

(V)  Derivative Instruments and Hedging Activities

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

(W)  Income Taxes

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

We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities.  Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement.  The current portion of these tax liabilities is included in accrued income taxes and any noncurrent portion is included in other liabilities.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made.  Interest and penalties related to income tax matters are included in SG&A expenses.  See Note 8 for additional information on income taxes.

(X)  Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.  For periods with outstanding participating securities, diluted net earnings per share reflects the more dilutive of the “if-converted” treasury stock method or the two-class method.  For periods with no outstanding participating securities, diluted net earnings per share is calculated using the “if-converted” treasury stock method.  See Note 12 for additional information on net earnings per share

(Y)  Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to transfers and servicing (FASB ASC Topic 860), which removes the assessment of effective control criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance in this pronouncement is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011.  We adopted this pronouncement for our fiscal year beginning March 1, 2012, and there was no effect on our consolidated financial statements.

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

In June 2011, the FASB issued an accounting pronouncement, as amended December 2011, that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements.  Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements.  The provisions for this pronouncement as amended are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this amended pronouncement for our fiscal year beginning March 1, 2012.  We have included the additional required statement for our fiscal year ended February 28, 2013.

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

In December 2011, the FASB issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210).  The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements.  In January 2013, an update was issued to clarify the scope applies to derivatives.  The provisions of this pronouncement and update are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

In February 2013, the FASB issued an accounting pronouncement related to liabilities (FASB ASC Topic 405).  The amendments provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2014.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement related to comprehensive income (FASB ASC Topic 220), requiring improved disclosures of reclassifications out of accumulated other comprehensive income.  The provisions of the pronouncement require an entity to report the amounts reclassified, in their entirety, out of accumulated other comprehensive income and the effect on the respective line items in net income.  For amounts not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference the amounts to other related disclosures.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2013.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.CarMax Auto Finance

CAF provides financing to qualified customers purchasing vehicles at CarMax.  CAF provides us the opportunity to capture additional sales, profits and cash flows while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF's performance and make operating decisions including resource allocation.  In addition, except for auto loan receivables, which are disclosed in Note 4, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

We securitize substantially all of the loans originated by CAF, as discussed in Note 2(F).  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

CAF income does not include any allocation of indirect costs.  We present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2013	% (1)	2012	% (1)	2011	% (1)
Interest margin:
Interest and fee income	$495.3	9.2	$448.7	9.6	$419.1	9.9
Interest expense	(95.1)	(1.8)	(106.1)	(2.3)	(133.8)	(3.2)
Total interest margin	400.2	7.4	342.6	7.3	285.3	6.7
Provision for loan losses	(56.2)	(1.0)	(36.4)	(0.8)	(27.7)	(0.7)
Total interest margin after
provision for loan losses	344.0	6.4	306.2	6.6	257.6	6.1

Other income	―	―	1.5	―	7.5	0.2

Direct expenses:
Payroll and fringe benefit expense	(21.2)	(0.4)	(20.7)	(0.4)	(20.6)	(0.5)
Other direct expenses	(23.5)	(0.4)	(24.8)	(0.5)	(24.5)	(0.6)

Total direct expenses	(44.7)	(0.8)	(45.5)	(1.0)	(45.1)	(1.1)
CarMax Auto Finance income	$299.3	5.6	$262.2	5.6	$220.0	5.2

Total average managed receivables	$5,385.5		$4,662.4		$4,229.9

 (1)    Percent of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $5.86 billion as of February 28, 2013, and $4.68 billion as of February 29, 2012.  See Notes 2(F) and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of February 28 or 29
(In millions)	2013	2012
Warehouse facilities	$792.0	$553.0
Term securitizations	4,989.7	4,211.8
Other receivables (1)	151.6	217.0
Total ending managed receivables	5,933.3	4,981.8
Accrued interest and fees	24.9	23.1
Other	(5.0)	(1.8)
Less allowance for loan losses	(57.3)	(43.3)
Auto loan receivables, net	$5,895.9	$4,959.8

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

Ending Managed Receivables by Major Credit Grade

	As of February 28 or 29
(In millions)	2013 (1)	% (2)	2012 (1)	% (2)
A	$2,841.4	47.9	$2,452.8	49.2
B	2,265.6	38.2	1,923.6	38.6
C and other	826.3	13.9	605.4	12.2
Total ending managed receivables	$5,933.3	100.0	$4,981.8	100.0

 (1)    Classified based on credit grade assigned when customers were initially approved for financing.

(2)  Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28 or 29
(In millions)	2013	% (1)	2012	% (1)
Balance as of beginning of year	$43.3	0.9	$38.9	0.9
Charge-offs	(103.1)		(92.7)
Recoveries	60.9		60.7
Provision for loan losses	56.2		36.4
Balance as of end of year	$57.3	1.0	$43.3	0.9

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

Past Due Receivables

	As of February 28 or 29
(In millions)	2013	% (1)	2012	% (1)
Total ending managed receivables	$5,933.3	100.0	$4,981.8	100.0

Delinquent loans:
31-60 days past due	$109.5	1.8	$85.1	1.7
61-90 days past due	32.7	0.6	21.8	0.4
Greater than 90 days past due	12.0	0.2	9.6	0.2
Total past due	$154.2	2.6	$116.5	2.3

 (1)    Percent of total ending managed receivables

5.Derivative Instruments and Hedging Activities

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

Designated Cash Flow Hedges.  Our objectives in using interest rate derivatives are to add stability to interest expense, to manage our exposure to interest rate movements and to better match funding costs to the interest received on the fixed-rate receivables being securitized.  To accomplish these objectives, we primarily use interest rate swaps which involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market.

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $10.7 million will be reclassified as a decrease to CAF income.

As of February 28, 2013, we had interest rate swaps outstanding with a combined notional amount of $750.0 million that were designated as cash flow hedges of interest rate risk.

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

As of February 28, 2013, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $615.5 million that were not designated as accounting hedges.  As of February 28, 2013, there were no interest rate swaps outstanding that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of February 28 or 29
	2013				2012
(In thousands)	Assets		Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$	―	$	―	$11	$	―
Interest rate swaps (2)		―		(517)	―		(1,643)
Total derivatives designated as accounting hedges		―		(517)	11		(1,643)
Derivatives not designated as accounting hedges:
Interest rate swaps (1)		―		―	304		―
Interest rate swaps (2)		―		―	―		(335)
Interest rate caps (1)		26		(26)	83		(81)
Total derivatives not designated as accounting hedges		26		(26)	387		(416)
Total		$26		$(543)	$398		$(2,059)

 (1)    Reported in other current assets on the consolidated balance sheets.

(2)  Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

		As of February 28 or 29
(In thousands)		2013		2012	2011
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(6,691)		$(22,968)	$(10,376)
Loss reclassified from AOCL into CAF income (1)		$(12,981)		$(7,567)	$(2,450)
Loss recognized in CAF income (2)	$	―	$	―	$(4)

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)		$(2)		$(86)	$(4,308)

 (1)    Represents the effective portion.

(2)  Represents the ineffective portion and amount excluded from effectiveness testing.

(3)  Represents the loss on interest rate swaps, the net periodic settlements and accrued interest.

6.Fair value measurements

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

Items Measured at Fair Value on  a Recurring Basis

	As of February 28, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$461,260	$	―		$461,260
Mutual fund investments		4,024		―		4,024
Derivative instruments		―		―		―
Total assets at fair value		$465,284	$	―		$465,284

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.7%		―	%	4.7%

Liabilities:
Derivative instruments	$	―		$517		$517
Total liabilities at fair value	$	―		$517		$517

Percent of total liabilities		― %		―	%	― %

	As of February 29, 2012
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$458,090	$	―		$458,090
Mutual fund investments		2,586		―		2,586
Derivative instruments		―		317		317
Total assets at fair value		$460,676		$317		$460,993

Percent of total assets at fair value		99.9%		0.1%		100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,978		$1,978
Total liabilities at fair value	$	―		$1,978		$1,978

Percent of total liabilities		― %		―	%	― %

7.Property and Equipment

	As of February 28 or 29
(In thousands)	2013	2012
Land	$275,060	$232,274
Land held for sale	4,872	8,446
Land held for development	168,830	119,087
Buildings	1,119,577	1,033,034
Capital leases	1,739	1,739
Leasehold improvements	106,695	95,110
Furniture, fixtures and equipment	311,646	273,280
Construction in progress	89,532	92,393
Total property and equipment	2,077,951	1,855,363
Less accumulated depreciation and amortization	648,981	576,641
Property and equipment, net	$1,428,970	$1,278,722

Land held for development represents land owned for potential store growth.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Amortization of capital leased assets is included in depreciation expense, and accumulated amortization was $0.2 million as of February 28, 2013, and $0.1 million as of February 29, 2012.  Depreciation expense was $82.3 million in fiscal 2013, $75.2 million in fiscal 2012 and $73.9 million in fiscal 2011.

8.Income Taxes

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2013	2012	2011
Current:
Federal	$232,652	$223,548	$184,919
State	30,557	30,439	28,300
Total	263,209	253,987	213,219
Deferred:
Federal	4,705	54	16,484
State	(847)	(926)	1,009
Total	3,858	(872)	17,493
Income tax provision	$267,067	$253,115	$230,711

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.9	2.9	3.3
Nondeductible and other items	0.2	0.2	(0.2)
Credits	―	(0.2)	―
Valuation allowance	―	0.1	(0.2)
Effective income tax rate	38.1%	38.0%	37.9%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28 or 29
(In thousands)	2013	2012
Deferred tax assets:
Accrued expenses	$35,270	$33,888
Partnership basis	70,737	55,710
Property and equipment (1)	3,510	12,038
Stock compensation	53,297	53,635
Derivatives (2)	3,904	―
Capital loss carry forward	1,110	2,152
Total gross deferred tax assets	167,828	157,423
Less: valuation allowance	(1,110)	(2,152)
Net gross deferred tax assets	166,718	155,271

Deferred tax liabilities:
Prepaid expenses	9,429	6,892
Inventory	6,221	3,240
Derivatives	―	2,067
Total gross deferred tax liabilities	15,650	12,199
Net deferred tax asset	$151,068	$143,072

(1)  Includes temporary differences related to our sale-leaseback transactions accounted for as financings.

(2)  The year ended February 28, 2013, includes a tax benefit adjustment of $8,518 related to prior years.

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2013, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2013	2012	2011
Balance at beginning of year	$20,930	$18,662	$21,952
Increases for tax positions of prior years	1,685	5,403	10,183
Decreases for tax positions of prior years	(596)	(6,918)	(17,017)
Increases based on tax positions related to the current year	7,491	4,754	6,712
Settlements	(4,136)	(334)	(3,168)
Lapse of statute	(315)	(637)	―
Balance at end of year	$25,059	$20,930	$18,662

As of February 28, 2013, we had $25.1 million of gross unrecognized tax benefits, $5.4 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 29, 2012, we had $20.9 million of gross unrecognized tax benefits, $3.9 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2011, we had $18.7 million of gross unrecognized tax benefits, $3.5 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest increased $0.2 million to $1.3 million as of February 28, 2013, from $1.1 million as of February 29, 2012.  Our accrual for interest increased $0.6 million to $1.1 million as of February 29, 2012, from $0.5 million as of February 28, 2011.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2010.

9.Benefit Plans

(A)  Retirement Benefit Plans

Effective December 31, 2008, we froze both our noncontributory defined benefit pension plan (the “pension plan”) and our unfunded nonqualified plan (the “restoration plan”), which restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan.  No additional benefits have accrued under these plans since that date.  In connection with benefits earned prior to December 31, 2008, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans.  We use a fiscal year end measurement date for both the pension plan and the restoration plan.

Benefit Plan Information

	Years Ended February 28 or 29
	Pension Plan				Restoration Plan		Total
(In thousands)	2013		2012		2013	2012	2013	2012
Change in projected benefit
obligation:
Obligation at beginning of year		$154,632		$118,512	$9,892	$9,105	$164,524	$127,617
Interest cost		7,299		6,830	458	518	7,757	7,348
Actuarial loss (gain)		17,766		30,996	(488)	471	17,278	31,467
Benefits paid		(2,166)		(1,706)	(454)	(202)	(2,620)	(1,908)
Obligation at end of year		177,531		154,632	9,408	9,892	186,939	164,524
Change in fair value of plan assets:
Plan assets at beginning of year		96,897		91,492	―	―	96,897	91,492
Actual return on plan assets		8,175		2,551	―	―	8,175	2,551
Employer contributions		5,062		4,560	454	202	5,516	4,762
Benefits paid		(2,166)		(1,706)	(454)	(202)	(2,620)	(1,908)
Plan assets at end of year		107,968		96,897	―	―	107,968	96,897
Funded status recognized		$(69,563)		$(57,735)	$(9,408)	$(9,892)	$(78,971)	$(67,627)
Amounts recognized in the
consolidated balance sheets:
Current liability	$	―	$	―	$(453)	$(409)	$(453)	$(409)
Noncurrent liability		(69,563)		(57,735)	(8,955)	(9,483)	(78,518)	(67,218)
Net amount recognized		$(69,563)		$(57,735)	$(9,408)	$(9,892)	$(78,971)	$(67,627)
Accumulated benefit obligation		$177,531		$154,632	$9,408	$9,892	$186,939	$164,524

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

Assumptions Used to Determine Benefit Obligations

	As of February 28 or 29
	Pension Plan		Restoration Plan
	2013	2012	2013	2012
Discount rate (1)	4.30%	4.75%	4.30%	4.75%

 (1)    For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2013.  For prior years, the presumed lump sum rate was 5.00%.

Plan Assets.  Our pension plan assets are held in trust and management sets the investment policies and strategies.  Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return.  We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance.  Target allocations for plan assets are guidelines, not limitations, and occasionally plan fiduciaries may approve allocations above or below the targets.  We target allocating 75% of plan assets to equity and equity-related instruments and 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally.  As of February 29, 2012, the equity-related instruments consisted of collective funds that were public investment vehicles with the underlying assets representing mutual funds that include equity securities of highly diversified large-, mid-, small-cap companies located in the United States and internationally.  The fixed income securities are currently composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States.  We do not expect any plan assets to be returned to us during fiscal 2014.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers.  Within the fair value hierarchy (see Note 6), cash and cash equivalents and the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value.  The collective funds were public investment vehicles valued using a net asset value (“NAV”) provided by the plan’s trustee as a practical expedient for measuring the fair value.  The NAV was based on the underlying net assets owned by the fund divided by the number of shares outstanding.  The NAV’s unit price was quoted on a private market that was not active.  However, the NAV was based on the fair value of the underlying securities within the fund, which were traded on an active market and valued at the closing price reported on the active market on which those individual securities were traded.  As such, the collective funds were classified as Level 2.  During fiscal 2013, collective funds totaling $45.9 million were sold with the proceeds used to invest in Level 1 mutual funds as the investment strategy was changed to a passive, index fund investment strategy from an actively managed portfolio.

Fair Value of Plan Assets And Fair Value Hierarchy

	As of February 28 or 29
(In thousands)	2013	2012
Cash and cash equivalents (Level 1)	$255	$595
Mutual funds (Level 1):
Equity securities (1)	67,957	24,410
Equity securities – international (2)	13,536	4,078
Fixed income securities (3)	26,218	22,750
Collective funds (Level 2):
Equity securities (4)	―	36,803
Equity securities – international (5)	―	8,261
Investment receivables, net (Level 1)	2	―
Total	$107,968	$96,897

 (1)    Includes large-, mid- and small-cap companies primarily from diverse U.S. industries including bank, oil and gas, retail, computer, pharmaceutical, and internet sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities as of February 28, 2013 (95% and 5%, respectively, as of February 29, 2012) .

(2)  Consists of equity securities of primarily foreign corporations from diverse industries including bank, pharmaceutical, oil and gas, food, telecommunication and insurance sectors; 100% of securities relate to non-U.S. entities as of February 28, 2013 (100% relate to non-U.S. entities, as of February 29, 2012).

(3)  Includes debt securities of U.S. and foreign governments, their agencies and corporations, and diverse investments in mortgage-backed securities, banks and corporate bonds; approximately 85% of securities relate to U.S. entities and 15% of securities relate to non-U.S. entities as of February 28, 2013 (70% and 30%, respectively, as of February 29, 2012).

(4)  Includes pooled funds representing mutual funds that include large-, mid- and small-cap companies from diverse U.S. industries including bank, internet and computer sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities as of February 29, 2012.

(5)  Consists of pooled funds representing mutual funds that include equity securities of primarily foreign corporations from diverse industries including bank, oil and gas and REIT sectors; approximately 90% of securities relate to non-U.S. entities and 10% of securities relate to U.S. entities as of February 29, 2012.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We do not expect to make any contributions to the pension plan in fiscal 2014.  For the non-funded restoration plan, we contribute an amount equal to the benefit payments.

Estimated Future Benefit Payments

	Pension	Restoration
(In thousands)	Plan	Plan
Fiscal 2014	$2,116	$453
Fiscal 2015	$2,442	$479
Fiscal 2016	$2,723	$489
Fiscal 2017	$3,044	$498
Fiscal 2018	$3,378	$502
Fiscal 2019 to 2023	$23,056	$2,890

Components of Net Pension Expense

	Years Ended February 28 or 29
(In thousands)	Pension Plan			Restoration Plan			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Interest cost	$7,299	$6,830	$6,541	$458	$518	$520	$7,757	$7,348	$7,061
Expected return on
plan assets	(7,591)	(6,870)	(6,580)	―	―	―	(7,591)	(6,870)	(6,580)
Recognized actuarial
loss	1,200	461	280	―	―	―	1,200	461	280
Net pension expense	$908	$421	$241	$458	$518	$520	$1,366	$939	$761

Changes Recognized in Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2013	2012	2013	2012	2013	2012
Net actuarial loss (gain)	$17,182	$35,315	$(488)	$471	$16,694	$35,786

In fiscal 2014, we anticipate that $1.6 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2013	2012	2011	2013	2012	2011
Discount rate (1)	4.75%	5.80%	6.10%	4.75%	5.80%	6.10%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	―	―	―

 (1)    For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 5.00% is assumed for post-2004 lump sum amounts paid from the plan.

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

(B)  Retirement Savings 401(k) Plan

We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the pension plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual company-funded contribution regardless of associate participation was implemented, as well as an additional company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $23.1 million in fiscal 2013, $20.9 million in fiscal 2012 and $20.5 million in fiscal 2011.

(C)  Retirement Restoration Plan

Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was $0.4 million in fiscal 2013, $0.5 million in fiscal 2012 and $1.0 million in fiscal 2011.

(D)  Executive Deferred Compensation Plan

Effective January 1, 2011, we established an unfunded nonqualified deferred compensation plan to permit certain eligible key associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was $0.4 million in fiscal 2013 and was not material in fiscal 2012 or fiscal 2011.

10.  Debt

	As of February 28 or 29
(In thousands)	2013	2012
Short-term revolving credit facility	$355	$943
Current portion of finance and capital lease obligations	16,139	14,108
Current portion of non-recourse notes payable	182,915	174,337
Total current debt	199,409	189,388
Finance and capital lease obligations, excluding current portion	337,452	353,566
Non-recourse notes payable, excluding current portion	5,672,175	4,509,752
Total debt, excluding current portion	6,009,627	4,863,318
Total debt	$6,209,036	$5,052,706

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of February 28, 2013, the remaining capacity of the credit facility was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.8% in fiscal 2013 and 1.6% in fiscal 2012 and fiscal 2011.

We capitalize interest in connection with the construction of certain facilities.  There was no capitalized interest in fiscal 2013 or fiscal 2012.  Capitalized interest totaled $0.1 million in fiscal 2011.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.

We have not entered into any sale-leaseback transactions since fiscal 2009.  See Note 14 for information on future minimum lease obligations.

Non-Recourse Notes Payable.  The non-recourse notes payable relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The timing of principal payments on non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of February 28, 2013, $5.06 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through August 2019, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of February 28, 2013, $792.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.7 billion, and the unused warehouse capacity totaled $908.0 million.  During the fourth quarter of fiscal 2013, we renewed our $800 million warehouse facility that was scheduled to expire in February 2013 for an additional 364-day term and increased the limit to $900 million.  Of the combined warehouse facility limit, $800 million will expire in August 2013 and $900 million will expire in February 2014.  The notes payable outstanding related to our warehouse facilities do not have scheduled maturities, instead the principal payments depend upon the repayment rate of the underlying auto loan receivables.  The return requirements of investors could fluctuate significantly depending on market conditions.  Therefore, at renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on securitizations and auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2013, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.  Stock and Stock-Based Incentive Plans

(A) Preferred Stock

Under the terms of our Articles of Incorporation, the board of directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  In 2002, we created a series of preferred stock designated as “Cumulative Participating Preferred Stock, Series A” in connection with the shareholder rights plan adopted by the company.  The number of shares constituting such series is 300,000.  The shareholders rights plan expired in 2012, and no shares of such Series A Cumulative Participating Preferred Stock or any other preferred stock are currently outstanding.

(B) Share Repurchase Program

In October 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  This $300 million authorization expires on December 31, 2013.  In January 2013, our board of directors authorized an additional $500 million for the repurchase of our common stock.  This $500 million authorization expires on December 31, 2014.  Purchases may be made in the open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

During fiscal 2013, we repurchased 5,762,000 shares of common stock at an average purchase price of $36.77 per share, leaving $588.1 million available for repurchase under the authorizations as of February 28, 2013.

(C) Stock Incentive Plans

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

As of February 28, 2013, a total of 50,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 12,474,285 as of that date.

Prior to fiscal 2007, the majority of associates who received share-based compensation awards primarily received nonqualified stock options.  From fiscal 2007 through fiscal 2009, these associates primarily received restricted stock instead of stock options, and beginning in fiscal 2010, these associates primarily receive cash-settled restricted stock units instead of restricted stock awards.  Senior management and other key associates receive awards of nonqualified stock options and, starting in fiscal 2010, stock-settled restricted stock units.  Nonemployee directors receive awards of nonqualified stock options and stock grants.

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

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No restricted stock awards have been granted since fiscal 2009, and no awards were outstanding during fiscal 2013.  We realized related tax benefits of $10.9 million in fiscal 2012 and $7.7 million in fiscal 2011 from the vesting of restricted stock in those years, respectively.

(D) Share-Based Compensation

Composition of ShareBased Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2013	2012	2011
Cost of sales	$3,010	$1,845	$2,081
CarMax Auto Finance income	2,521	1,867	1,603
Selling, general and administrative expenses	57,643	45,392	40,996
Share-based compensation expense, before income taxes	$63,174	$49,104	$44,680

Composition of ShareBased Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2013	2012	2011
Nonqualified stock options	$24,853	$21,581	$17,302
Cash-settled restricted stock units	24,268	15,435	13,917
Stock-settled restricted stock units	12,441	10,360	5,948
Employee stock purchase plan	1,062	1,015	1,074
Stock grants to non-employee directors	550	550	475
Restricted stock	―	163	5,964
Share-based compensation expense, before income taxes	$63,174	$49,104	$44,680

We recognize compensation expense for stock options, MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of the end of fiscal 2013, fiscal 2012 or fiscal 2011.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 29, 2012	12,578	$19.84
Options granted	2,252	31.58
Options exercised	(4,016)	17.87
Options forfeited or expired	(43)	26.45
Outstanding as of February 28, 2013	10,771	$23.00	3.8	$165,933
Exercisable as of February 28, 2013	6,219	$19.06	2.8	$120,315

We granted nonqualified options to purchase 2,252,124 shares of common stock in fiscal 2013, 1,993,498 shares in fiscal 2012 and 1,892,867 shares in fiscal 2011.  The total cash received as a result of stock option exercises was $71.7 million in fiscal 2013, $25.3 million in fiscal 2012 and $45.6 million in fiscal 2011.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $68.0 million for fiscal 2013, $23.9 million for fiscal 2012 and $41.6 million for fiscal 2011.  We realized related tax benefits of $27.2 million in fiscal 2013, $9.5 million for fiscal 2012 and $16.5 million for fiscal 2011.

Outstanding Stock Options

				As of February 28, 2013
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$7.14	-	$10.75	79	0.1	$7.20	79	$7.20
	$11.43			1,811	3.1	$11.43	1,263	$11.43
	$13.19	-	$14.81	1,465	1.9	$13.71	1,465	$13.71
	$14.86	-	$19.82	1,392	2.1	$19.42	1,392	$19.42
	$19.98	-	$25.12	485	2.0	$24.44	420	$24.52
	$25.39	-	$30.24	1,638	4.1	$25.62	839	$25.50
	$31.76	-	$32.05	2,110	6.1	$31.76	150	$31.77
	$32.69	-	$33.11	1,791	5.1	$32.70	611	$32.70
Total				10,771	3.8	$23.00	6,219	$19.06

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

The weighted average fair value per share at the date of grant for options granted was $12.67 in fiscal 2013, $13.80 in fiscal 2012 and $10.82 in fiscal 2011.  The unrecognized compensation costs related to nonvested options totaled $32.6 million as of February 28, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2013			2012			2011
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	31.1%	-	51.4%	34.8%	-	52.0%	34.6%	-	50.5%
Weighted average expected volatility			49.4%			49.3%			48.2%
Risk-free interest rate (2)	0.02%	-	2.0%	0.01%	-	3.5%	0.1%	-	4.0%
Expected term (in years) (3)			4.7			4.6			4.7

 (1)    Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)  Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)  Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	1,915	$21.76
Stock units granted	644	$31.76
Stock units vested and converted	(786)	$11.67
Stock units cancelled	(122)	$29.30
Outstanding as of February 28, 2013	1,651	$29.90

We granted 644,232 RSUs in fiscal 2013, 575,380 RSUs in fiscal 2012 and 688,880 RSUs in fiscal 2011.  The initial fair market value per RSU at the date of grant was $31.76 in fiscal 2013, $32.69 in fiscal 2012 and $25.39 in fiscal 2011.  The RSUs will be cash-settled upon vesting.  During fiscal 2013, we paid $18.0 million (before payroll tax withholdings) to RSU holders upon the vesting of RSUs, and we realized tax benefits of $7.2 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2013
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2014	$10,415	$27,774
Fiscal 2015	11,408	30,422
Fiscal 2016	12,550	33,467
Total expected cash settlements	$34,373	$91,663

 (1)    Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2012	950	$31.12
Stock units granted	349	$40.33
Stock units vested and converted	(387)	$16.67
Stock units cancelled	(8)	$40.67
Outstanding as of February 28, 2013	904	$40.78

We granted 348,551 MSUs in fiscal 2013, 299,102 MSUs in fiscal 2012 and 278,445 MSUs in fiscal 2011.  The weighted average fair value per MSU at the date of grant was $40.33 in fiscal 2013, $45.48 in fiscal 2012 and $36.28 in fiscal 2011.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $9.6 million during fiscal 2013, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $14.3 million as of February 28, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

(E) Employee Stock Purchase Plan

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

As of February 28, 2013, a total of 3,913,470 shares remained available under the plan.  Shares purchased in the open market on behalf of associates totaled 251,667 during fiscal 2013, 260,927 during fiscal 2012 and 301,195 during fiscal 2011.  The average price per share for purchases under the plan was $32.05 in fiscal 2013, $30.02 in fiscal 2012 and $25.80 in fiscal 2011.  The total costs for matching contributions are included in share-based compensation expense.

12.  Net Earnings Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of net earnings per share pursuant to the two-class method as discussed in Note 2(X).  Our restricted stock awards are considered participating securities because they contain nonforfeitable rights to dividends and are included in the computation of net earnings per share pursuant to the two-class method.  Nonvested MSUs do not receive nonforfeitable dividend equivalent rights, and therefore, are not considered participating securities.  RSUs are nonparticipating, non-equity instruments, and therefore, are excluded from net earnings per share calculations.  There were no outstanding participating securities during fiscal 2013.

Basic and Dilutive Net Earnings per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2013	2012	2011
Net earnings	$434,284	$413,795	$377,495
Less net earnings allocable to restricted stock	―	166	1,623
Net earnings available for basic common shares	434,284	413,629	375,872
Adjustment for dilutive potential common shares	―	―	38
Net earnings available for diluted common shares	$434,284	$413,629	$375,910

Weighted average common shares outstanding	228,095	226,282	223,449
Dilutive potential common shares:
Stock options	3,161	3,608	3,540
Stock-settled restricted stock units	567	831	612
Weighted average common shares and dilutive
potential common shares	231,823	230,721	227,601
Basic net earnings per share	$1.90	$1.83	$1.68
Diluted net earnings per share	$1.87	$1.79	$1.65

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would be antidilutive.  In fiscal 2013, weighted average options to purchase 3,877,165 shares were not included.  In fiscal 2012, weighted-average options to purchase 1,750,473 shares were not included.  In fiscal 2011, weighted-average options to purchase 1,656,658 shares were not included.

13.  Accumulated other Comprehensive Loss

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2010	$(19,546)	$ ―	$(19,546)
Other comprehensive income (loss)	2,018	(7,529)	(5,511)
Balance as of February 28, 2011	(17,528)	(7,529)	(25,057)
Other comprehensive loss	(22,246)	(15,156)	(37,402)
Balance as of February 29, 2012	(39,774)	(22,685)	(62,459)
Other comprehensive (loss) income	(9,705)	12,356	2,651
Balance as of February 28, 2013	$(49,479)	$(10,329)	$(59,808)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $35.9 million as of February 28, 2013, and $24.0 million as of February 29, 2012.

14.  Lease Commitments

Our leases primarily consist of land or land and building leases related to CarMax superstore locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $42.8 million in fiscal 2013, $42.3 million in fiscal 2012 and $42.3 million in fiscal 2011.  See Note 10 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2013
	Capital	Finance	Operating Lease
(In thousands)	Lease (1)	Leases (1)	Commitments (1)
Fiscal 2014	$304	$46,959	$42,040
Fiscal 2015	304	47,884	41,336
Fiscal 2016	333	48,752	41,901
Fiscal 2017	354	43,122	39,431
Fiscal 2018	354	35,941	36,618
Fiscal 2019 and thereafter	5,517	186,026	282,717
Total minimum lease payments	7,166	408,684	484,043
Less amounts representing interest	(4,407)
Present value of net minimum lease payments	$2,759

 (1)    Excludes taxes, insurance and other costs payable directly by us.  These costs vary from year to year and are incurred in the ordinary course of business.

15.  Contingent Liabilities

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011.  Plaintiffs filed an appeal with the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  CarMax intends to pursue an appeal of this decision.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $4.6 million as of February 28, 2013, and $4.5 million as of February 29, 2012, and is included in accrued expenses and other current liabilities.

16.  Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2013	2013	2013	2013	2013
Net sales and operating revenues	$2,774,420	$2,758,004	$2,602,446	$2,827,948	$10,962,818
Gross profit	$381,915	$367,993	$345,219	$369,235	$1,464,362
CarMax Auto Finance income	$75,179	$75,676	$72,454	$75,958	$299,267
Selling, general and administrative
expenses	$253,603	$254,674	$257,282	$265,475	$1,031,034
Net earnings	$120,746	$111,636	$94,681	$107,221	$434,284
Net earnings per share:
Basic	$0.53	$0.49	$0.41	$0.47	$1.90
Diluted	$0.52	$0.48	$0.41	$0.46	$1.87

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2012	2012	2012	2012	2012
Net sales and operating revenues	$2,679,417	$2,587,819	$2,260,514	$2,475,849	$10,003,599
Gross profit	$383,095	$354,275	$303,219	$338,172	$1,378,761
CarMax Auto Finance income	$69,661	$63,826	$62,625	$66,073	$262,185
Selling, general and administrative
expenses	$241,655	$229,887	$225,765	$243,479	$940,786
Net earnings	$125,500	$111,154	$82,110	$95,031	$413,795
Net earnings per share:
Basic	$0.56	$0.49	$0.36	$0.42	$1.83
Diluted	$0.54	$0.48	$0.36	$0.41	$1.79

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management's annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2013 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2013 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 28, 2013.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2013.

Name	Age	Office
Thomas J. Folliard..............................................................	48	President, Chief Executive Officer and Director
William D. Nash..................................................................	44	Executive Vice President, Human Resources and Administrative Services
Thomas W. Reedy.............................................................	48	Executive Vice President and Chief Financial Officer
William C. Wood, Jr..........................................................	46	Executive Vice President, Stores
Eric M. Margolin...................................................................	59	Senior Vice President, General Counsel and Corporate Secretary
Richard M. Smith................................................................	55	Senior Vice President and Chief Information Officer

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994.  He was promoted to vice president of merchandising in 1996, senior vice president of store operations in 2000 and executive vice president of store operations in 2001.  Mr. Folliard became president and chief executive officer and a director of CarMax in 2006.

Mr. Nash joined CarMax in 1997 as auction manager.  In 2007, he was promoted to vice president and later, senior vice president of merchandising, a position he held until October 2011, when he was named senior vice president, human resources and administrative services.  In March 2012, he was promoted to executive vice president, human resources and administrative services.  Prior to joining CarMax, Mr. Nash worked at Circuit City.

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

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2013 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2013 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2013 Proxy Statement.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Compensation Tables” appearing in our 2013 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2013 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2013 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2013 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2013 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Fees and Services” in our 2013 Proxy Statement.

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

CarMax, Inc.

By:	/s/ THOMAS J. FOLLIARD	By:	/s/ THOMAS W. REEDY
	Thomas J. Folliard		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 26, 2013		April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD	/s/ W. ROBERT GRAFTON *
Thomas J. Folliard	W. Robert Grafton
President, Chief Executive Officer and Director	Director
April 26, 2013	April 26, 2013

/s/ THOMAS W. REEDY	/s/ EDGAR H. GRUBB *
Thomas W. Reedy	Edgar H. Grubb
Executive Vice President and Chief Financial Officer	Director
April 26, 2013	April 26, 2013

/s/ NATALIE L. WYATT	/s/ MITCHELL D. STEENROD *
Natalie L. Wyatt	Mitchell D. Steenrod
Vice President and Chief Accounting Officer	Director
April 26, 2013	April 26, 2013

/s/ RONALD E. BLAYLOCK *	/s/ THOMAS G. STEMBERG *
Ronald E. Blaylock	Thomas G. Stemberg
Director	Director
April 26, 2013	April 26, 2013

/s/ BETH A. STEWART *	/s/ SHIRA GOODMAN *
Beth A. Stewart	Shira Goodman
Director	Director
April 26, 2013	April 26, 2013

/s/ RAKESH GANGWAL *	/s/ JEFFREY E. GARTEN *
Rakesh Gangwal	Jeffrey E. Garten
Director	Director
April 26, 2013	April 26, 2013

/s/ WILLIAM R. TIEFEL *
William R. Tiefel
Director
April 26, 2013

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

3.3

CarMax, Inc. Bylaws, as amended and restated January 30, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed February 1, 2013 (File No. 1-31420), is incorporated by this reference.

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

10.6	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and William D. Nash, filed herewith. *

10.7	CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Eric M. Margolin, filed herewith. *

10.8

CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9

CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 30, 2011  (File No. 1-31420), is incorporated by this reference. *

10.10

CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective  June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.11

CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.12

CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.13

CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.14

CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

10.15

Credit Agreement dated August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.16

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.17

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.18

Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.19

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.20

Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, effective January 1, 2009, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.21

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.22

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.23

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.24

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.25

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.26

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.27

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

77 10.28

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

10.31

Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors,  filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.32

Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.