Form 10-Q
period 2013-05-31
CARMAX INC
filed 2013-07-09
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of June 30, 2013

Common Stock, par value $0.50	223,568,579

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 40.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months Ended May 31, 2013 and 2012	3

		Consolidated Statements of Comprehensive Income –
		Three Months Ended May 31, 2013 and 2012	4

		Consolidated Balance Sheets –
		May 31, 2013, and February 28, 2013	5

		Consolidated Statements of Cash Flows –
		Three Months Ended May 31, 2013 and 2012	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 4.	Mine Safety Disclosures	37
	Item 6.	Exhibits	38
SIGNATURES			39
EXHIBIT INDEX			40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2013	% (1)	2012	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,701,755	81.6	$2,188,907	78.9
New vehicle sales	52,427	1.6	55,457	2.0
Wholesale vehicle sales	490,659	14.8	467,795	16.9
Other sales and revenues	66,216	2.0	62,261	2.2
NET SALES AND OPERATING REVENUES	3,311,057	100.0	2,774,420	100.0
Cost of sales	2,862,961	86.5	2,392,505	86.2
GROSS PROFIT	448,096	13.5	381,915	13.8
CARMAX AUTO FINANCE INCOME	87,019	2.6	75,179	2.7
Selling, general and administrative expenses	290,189	8.8	253,603	9.1
Interest expense	7,878	0.2	8,143	0.3
Other income	241	―	285	―
Earnings before income taxes	237,289	7.2	195,633	7.1
Income tax provision	90,638	2.7	74,887	2.7
NET EARNINGS	$146,651	4.4	$120,746	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	224,618		227,773
Diluted	228,552		231,802
NET EARNINGS PER SHARE:
Basic	$0.65		$0.53
Diluted	$0.64		$0.52

(1)  Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended May 31
(In thousands)	2013	2012
NET EARNINGS	$146,651	$120,746
Other comprehensive income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	256	260
Net change in cash flow hedge
unrecognized losses	2,042	1,404
Other comprehensive income, net of taxes	2,298	1,664
TOTAL COMPREHENSIVE INCOME	$148,949	$122,410

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of May 31	As of February 28
(In thousands except share data)	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$725,267	$449,364
Restricted cash from collections on auto loan receivables	240,715	224,287
Accounts receivable, net	70,452	91,961
Inventory	1,398,200	1,517,813
Deferred income taxes	4,737	5,193
Other current assets	15,402	21,513
TOTAL CURRENT ASSETS	2,454,773	2,310,131
Auto loan receivables, net	6,310,446	5,895,918
Property and equipment, net	1,444,128	1,428,970
Deferred income taxes	138,158	145,875
Other assets	102,949	107,708
TOTAL ASSETS	$10,450,454	$9,888,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$316,640	$336,721
Accrued expenses and other current liabilities	109,714	147,821
Accrued income taxes	58,965	222
Short-term debt	972	355
Current portion of finance and capital lease obligations	16,830	16,139
Current portion of non-recourse notes payable	207,113	182,915
TOTAL CURRENT LIABILITIES	710,234	684,173
Finance and capital lease obligations, excluding current portion	332,965	337,452
Non-recourse notes payable, excluding current portion	6,160,242	5,672,175
Other liabilities	171,631	175,635
TOTAL LIABILITIES	7,375,072	6,869,435

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
224,145,439 and 225,906,108 shares issued and outstanding
as of May 31, 2013 and February 28, 2013, respectively	112,073	112,953
Capital in excess of par value	990,778	972,250
Accumulated other comprehensive loss	(57,510)	(59,808)
Retained earnings	2,030,041	1,993,772
TOTAL SHAREHOLDERS’ EQUITY	3,075,382	3,019,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,450,454	$9,888,602

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net earnings	$146,651	$120,746
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	24,335	22,982
Share-based compensation expense	22,941	15,592
Provision for loan losses	11,299	9,176
(Gain) loss on disposition of assets	(178)	192
Deferred income tax provision	6,695	7,511
Net decrease (increase) in:
Accounts receivable, net	21,509	20,729
Inventory	119,613	(117,604)
Other current assets	7,293	7,242
Auto loan receivables, net	(425,827)	(181,492)
Other assets	(2,592)	2,225
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	533	(7,641)
Other liabilities	(9,851)	(15,178)
NET CASH USED IN OPERATING ACTIVITIES	(77,579)	(115,520)
INVESTING ACTIVITIES:
Capital expenditures	(42,045)	(47,636)
Proceeds from sales of assets	4,610	―
(Increase) decrease in restricted cash from collections on auto loan receivables	(16,428)	21,998
Increase in restricted cash in reserve accounts	(2,812)	(236)
Release of restricted cash from reserve accounts	10,011	6,382
Sales of money market securities, net	1,313	169
Purchases of investments available-for-sale	(1,161)	(1,096)
NET CASH USED IN INVESTING ACTIVITIES	(46,512)	(20,419)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	617	(152)
Payments on finance and capital lease obligations	(3,796)	(3,296)
Issuances of non-recourse notes payable	1,774,000	698,000
Payments on non-recourse notes payable	(1,261,735)	(556,900)
Repurchase and retirement of common stock	(130,215)	―
Equity issuances, net	11,204	2,529
Excess tax benefits from share-based payment arrangements	9,919	9,513
NET CASH PROVIDED BY FINANCING ACTIVITIES	399,994	149,694
Increase in cash and cash equivalents	275,903	13,755
Cash and cash equivalents at beginning of year	449,364	442,658
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$725,267	$456,413

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

2.   Accounting Policies

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Amounts and percentages may not total due to rounding.

Cash and Cash Equivalents.  Cash equivalents of $706.9 million as of May 31, 2013, and $430.3  million as of February 28, 2013, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $240.7 million as of May 31, 2013, and $224.3 million as of February 28, 2013, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

We are required to evaluate term securitization trusts for consolidation.  In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts.  In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive any returns of the trusts, which could be significant.  Accordingly, we are the primary beneficiary of the trusts and are required to consolidate them.

We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations (“securitization vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable to the investors on our consolidated balance sheets.

The securitized receivables can only be used as collateral to settle obligations of the securitization vehicles.  The securitization vehicles and investors have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We have not provided financial or other support to the securitization vehicles that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the securitization vehicles.

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

Interest income and expenses related to auto loans are included in CAF income.  Interest income on auto loan receivables is recognized when earned based on contractual loan terms.  All loans continue to accrue interest until repayment or charge‑off.  Direct costs associated with loan originations are not considered material, and thus, are expensed as incurred.  See Note 3 for additional information on CAF income.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts totaled $34.1 million as of May 31, 2013, and $41.3 million as of February 28, 2013.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments was $34.8 million as of May 31, 2013, and $35.0 million as of February 28, 2013.

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets, and where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional information on derivative instruments and hedging activities.

Recent Accounting Pronouncements.

Effective in the Current Period.    In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to the offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210).  The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements.  In January 2013, an update was issued to clarify that the scope applies to derivatives.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We adopted this pronouncement for our fiscal year beginning March 1, 2013.  This pronouncement did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets.  The provisions of this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We adopted this pronouncement for our fiscal year beginning March 1, 2013.  This pronouncement did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement related to comprehensive income (FASB ASC Topic 220), requiring improved disclosures of reclassifications out of accumulated other comprehensive income.  The provisions of the pronouncement require an entity to report the amounts reclassified, in their entirety, out of accumulated other comprehensive income and the effect on the respective line items in net income.  For amounts not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference the amounts to other related disclosures.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We adopted this pronouncement for our fiscal year beginning March 1, 2013.  We have included the additional required disclosures for our first quarter ended May 31, 2013.

Effective in Future Periods.    In February 2013, the FASB issued an accounting pronouncement related to liabilities (FASB ASC Topic 405).  The amendments provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will adopt this pronouncement for our fiscal year beginning March 1, 2014.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

	Three Months Ended May 31
(In millions)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$133.5	8.7	$120.3	9.5
Interest expense	(22.8)	(1.5)	(25.1)	(2.0)
Total interest margin	110.7	7.2	95.2	7.5
Provision for loan losses	(11.3)	(0.7)	(9.2)	(0.7)
Total interest margin after provision for loan losses	99.4	6.5	86.0	6.8

Direct expenses:
Payroll and fringe benefit expense	(5.5)	(0.4)	(5.3)	(0.4)
Other direct expenses	(6.9)	(0.4)	(5.5)	(0.4)

Total direct expenses	(12.4)	(0.8)	(10.8)	(0.9)
CarMax Auto Finance income	$87.0	5.7	$75.2	5.9

Total average managed receivables	$6,152.5		$5,075.2

(1)  Annualized percent of total average managed receivables.

4.   Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $6.37  billion as of May 31, 2013, and $5.86 billion as of February 28, 2013.  See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2013	2013
Warehouse facilities	$941.0	$792.0
Term securitizations	5,219.2	4,989.7
Other receivables (1)	174.5	151.6
Total ending managed receivables	6,334.7	5,933.3
Accrued interest and fees	27.8	24.9
Other	8.8	(5.0)
Less allowance for loan losses	(60.9)	(57.3)
Auto loan receivables, net	$6,310.4	$5,895.9

(1)  Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk.  Credit histories are obtained from credit bureau reporting agencies and include information such as number, age, type of and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers assigned a grade of “A” are determined to have the highest probability of repayment, and customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2013 (1)	% (2)	2013 (1)	% (2)
A	$3,055.3	48.2	$2,841.4	47.9
B	2,387.0	37.7	2,265.6	38.2
C and other	892.4	14.1	826.3	13.9
Total ending managed receivables	$6,334.7	100.0	$5,933.3	100.0

(1)  Classified based on credit grade assigned when customers were initially approved for financing.

(2)  Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$57.3	1.0	$43.3	0.9
Charge-offs	(26.4)		(20.6)
Recoveries	18.7		14.7
Provision for loan losses	11.3		9.2
Balance as of end of period	$60.9	1.0	$46.6	0.9

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2013	% (1)	2013	% (1)
Total ending managed receivables	$6,334.7	100.0	$5,933.3	100.0

Delinquent loans:
31-60 days past due	$110.0	1.7	$109.5	1.8
61-90 days past due	32.9	0.5	32.7	0.6
Greater than 90 days past due	11.5	0.2	12.0	0.2
Total past due	$154.4	2.4	$154.2	2.6

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

Designated Cash Flow Hedges.  Our objectives in using interest rate derivatives are to add stability to CAF’s interest expense, to manage our exposure to interest rate movements and to better match funding costs to the interest received on the fixed-rate receivables being securitized.  To accomplish these objectives, we primarily use interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market.

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $10.4 million will be reclassified as a decrease to CAF income.

As of May 31, 2013, we had interest rate swaps outstanding with a combined notional amount of $937.0 million that were designated as cash flow hedges of interest rate risk.

Non-designated Hedges.  Derivative instruments not designated as accounting hedges are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities, to minimize CAF’s funding costs related to certain term securitization vehicles and to mitigate interest rate risk associated with related financial instruments.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

As of May 31, 2013, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $534.1 million that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of May 31, 2013			As of February 28, 2013
(In thousands)	Assets	Liabilities		Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$1,236	$	―	$	―	$	―
Interest rate swaps (2)	―		(157)		―		(517)
Total derivatives designated as accounting hedges	1,236		(157)		―		(517)
Derivatives not designated as accounting hedges:
Interest rate caps (1)	18		(18)		26		(26)
Total derivatives not designated as accounting hedges	18		(18)		26		(26)
Total	$1,254		$(175)		$26		$(543)

(1)  Reported in other current assets on the consolidated balance sheets.

(2)  Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

		Three Months Ended
		May 31
(In thousands)		2013		2012
Derivatives designated as accounting hedges:
Gain (loss) recognized in AOCL (1)		$462		$(3,012)
Loss reclassified from AOCL into CAF income (1)		$(2,905)		$(3,235)
Gain recognized in CAF Income (2)		$21	$	―

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)	$	―		$(1)

(1)  Represents the effective portion.

(2)  Represents the ineffective portion.

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

Mutual fund investments.  Mutual fund investments consist of publicly traded mutual funds that primarily include diversified investments in large-, mid- and small-cap domestic and international companies.  The investments, which are included in other assets, are held in a rabbi trust established to fund informally our executive deferred compensation plan.  We use quoted active market prices for identical assets to measure fair value.  Therefore, all mutual fund investments are classified as Level 1.

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

We measure derivative fair values assuming that the unit of account is an individual derivative instrument and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the derivative counterparties and third-party valuation services.  Quotes from third-party valuation services and quotes received from bank counterparties project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  The models do not require significant judgment and model inputs can typically be observed in the liquid market; however, because the models include inputs other than quoted prices in active markets, all derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own nonperformance risk.  We monitor counterparty and our own nonperformance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the nonperformance risk.

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$736,504	$	―		$736,504
Mutual fund investments		5,185		―		5,185
Derivative instruments		―		1,236		1,236
Total assets at fair value		$741,689		$1,236		$742,925

Percent of total assets at fair value		99.8%		0.2%		100.0%
Percent of total assets		7.1%		―	%	7.1%

Liabilities:
Derivative instruments	$	―		$157		$157
Total liabilities at fair value	$	―		$157		$157

Percent of total liabilities		― %		―	%	― %

	As of February 28, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$461,260	$	―		$461,260
Mutual fund investments		4,024		―		4,024
Derivative instruments		―		―		―
Total assets at fair value		$465,284	$	―		$465,284

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.7%		―	%	4.7%

Liabilities:
Derivative instruments	$	―		$517		$517
Total liabilities at fair value	$	―		$517		$517

Percent of total liabilities		― %		―	%	― %

7.   Income Taxes

We had $26.1 million of gross unrecognized tax benefits as of May 31, 2013, and $25.1 million as of February 28, 2013.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2013, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended May 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2013	2012	2013	2012	2013	2012
Interest cost	$1,896	$1,826	$99	$115	$1,995	$1,941
Expected return on plan assets	(1,980)	(1,883)	―	―	(1,980)	(1,883)
Recognized actuarial loss	408	300	―	―	408	300
Net pension expense	$324	$243	$99	$115	$423	$358

We made no contributions to the pension plan during the three months ended May 31, 2013.  We anticipate making $1.7 million in contributions during the remainder of fiscal 2014.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2013.

9.   Debt

	As of May 31	As of February 28
(In thousands)	2013	2013
Short-term revolving credit facility	$972	$355
Current portion of finance and capital lease obligations	16,830	16,139
Current portion of non-recourse notes payable	207,113	182,915
Total current debt	224,915	199,409
Finance and capital lease obligations, excluding current portion	332,965	337,452
Non-recourse notes payable, excluding current portion	6,160,242	5,672,175
Total debt, excluding current portion	6,493,207	6,009,627
Total debt	$6,718,122	$6,209,036

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of May 31, 2013, the remaining capacity was fully available to us.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.

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

As of May 31, 2013, $5.43 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through November 2019, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2013, $941.0 million of auto loan receivables was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $1.7 billion, and unused warehouse capacity totaled $759.0 million.  Of the combined warehouse facility limit, $800 million will expire in August 2013 and  $900 million will expire in February 2014.  The notes payable outstanding related to our warehouse facilities do not have scheduled maturities, instead the principal payments depend upon the repayment rate of underlying auto loan receivables.  The return requirements of the investors could fluctuate significantly depending on market conditions.  Therefore, at renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2013, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

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

For the three months ended May 31, 2013, we repurchased 2,945,622 shares of common stock at an average purchase price of $42.29 per share.  As of May 31 2013, $463.5 million was available for repurchase under the authorizations, which expire on December 31, 2014.

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

(C)            Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2013	2012
Cost of sales	$1,273	$415
CarMax Auto Finance income	782	478
Selling, general and administrative expenses	21,174	14,924
Share-based compensation expense, before income taxes	$23,229	$15,817

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2013	2012
Nonqualified stock options	$7,033	$8,713
Cash-settled restricted stock units	12,088	2,700
Stock-settled restricted stock units	3,820	4,179
Employee stock purchase plan	288	225
Share-based compensation expense, before income taxes	$23,229	$15,817

We recognize compensation expense for stock options and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2013 or 2012.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2013	10,771	$23.00
Options granted	1,569	42.68
Options exercised	(912)	18.63
Options forfeited or expired	(21)	30.99
Outstanding as of May 31, 2013	11,407	$26.05	4.2	$236,409
Exercisable as of May 31, 2013	7,093	$20.48	3.1	$186,490

For the three months ended May 31, 2013 and 2012, we granted nonqualified options to purchase 1,569,117 and 2,179,757 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the three months ended May 31, 2013 and 2012, was $17.0 million and $10.9 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the three months ended May 31, 2013 and 2012, was $23.4 million and $10.7 million, respectively.  We realized related tax benefits of $9.4 million and $4.1 million during the three months ended May 31, 2013 and 2012, respectively.

Outstanding Stock Options

				As of May 31, 2013
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			1,698	2.9	$11.43	1,698	$11.43
	$13.19	-	$19.82	2,434	1.8	$16.42	2,434	$16.42
	$19.98	-	$25.39	1,767	3.6	$25.18	1,335	$25.19
	$25.67	-	$32.05	2,195	5.7	$31.57	666	$31.33
	$32.69	-	$42.68	3,313	5.8	$37.41	960	$32.70
Total				11,407	4.2	$26.05	7,093	$20.48

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

The weighted average fair value per share at the date of grant for options granted during the three months ended  May 31, 2013 and 2012, was $15.55 and $12.74, respectively.  The unrecognized compensation costs related to nonvested options totaled $48.9 million as of May 31, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2013			2012
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	28.1%	-	46.8%	32.4%	-	51.4%
Weighted average expected volatility			44.8%			49.4%
Risk-free interest rate (2)	0.04%	-	1.7%	0.01%	-	2.0%
Expected term (in years) (3)			4.7			4.7

(1)  Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)  Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)  Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	1,651	$29.90
Stock units granted	542	$42.68
Stock units vested and converted	(552)	$25.42
Stock units cancelled	(21)	$33.00
Outstanding as of May 31, 2013	1,620	$35.67

For the three months ended May 31, 2013 and 2012, we granted RSUs of 541,741 units and 644,232 units, respectively.  The initial weighted average fair market value per unit at the date of grant for the RSUs granted during the three months ended May 31, 2013 and 2012, was $42.68 and $31.76, respectively.  The RSUs are cash-settled upon vesting.  For the three months ended May 31, 2013 and 2012, we paid $22.7 million and $17.7 million, respectively  (before payroll tax withholdings) to RSU holders upon the vesting of RSUs.  We realized tax benefits of $9.0 million and $6.8 million during the three months ended May 31, 2013 and 2012, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2013
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2015	$11,408	$30,420
Fiscal 2016	12,524	33,398
Fiscal 2017	14,173	37,793
Total expected cash settlements	$38,105	$101,611

(1)  Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	904	$40.78
Stock units granted	235	$51.95
Stock units vested and converted	(261)	$36.24
Stock units cancelled	(7)	$45.22
Outstanding as of May 31, 2013	871	$45.12

For the three months ended May 31, 2013 and 2012, we granted MSUs of 235,459 units and 346,551 units, respectively.  The weighted average fair value per unit at the date of grant for MSUs granted during the three months ended May 31, 2013 and 2012, was $51.95 and $40.36, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $6.8 million and $9.5 million for the three months ended May 31, 2013 and 2012, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $21.9 million as of May 31, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.7 years.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2013	2012
Net earnings	$146,651	$120,746
Weighted average common shares outstanding	224,618	227,773
Dilutive potential common shares:
Stock options	3,194	3,433
Stock-settled restricted stock units	740	596
Weighted average common shares and dilutive
potential common shares	228,552	231,802
Basic net earnings per share	$0.65	$0.53
Diluted net earnings per share	$0.64	$0.52

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended May 31, 2013 and 2012, weighted average options to purchase 801,614 shares and 3,202,825 shares of common stock, respectively, were not included.

12.  Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2013	$(49,479)	$(10,329)	$(59,808)
Other comprehensive income before reclassifications	―	281	281
Amounts reclassified from accumulated other comprehensive loss	256	1,761	2,017
Other comprehensive income	256	2,042	2,298
Balance as of May 31, 2013	$(49,223)	$(8,287)	$(57,510)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2013	2012

Retirement Benefit Plans (Note 8):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$162	$118
CarMax Auto Finance income	9	7
Selling, general and administrative expenses	237	175
Total amortization reclassifications recognized in net pension expense	408	300
Tax expense	(152)	(40)
Amortization reclassifications recognized in net pension expense, net of tax	256	260
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	256	260

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	462	(3,012)
Tax (expense) benefit	(181)	1,181
Effective portion of changes in fair value, net of tax	281	(1,831)
Reclassifications to CarMax Auto Finance income	2,905	3,235
Tax expense (1)	(1,144)	-
Reclassification of hedge losses, net of tax	1,761	3,235
Net change in cash flow hedge unrecognized losses, net of tax	2,042	1,404
Total other comprehensive income, net of tax	$2,298	$1,664

(1)  As disclosed in our second quarter filing on Form 10-Q for fiscal 2013, the three months and six months ended August 31, 2012, included a tax provision adjustment of $1,270 related to the first quarter of fiscal 2013.

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $34.4 million as of May 31, 2013, and $35.9 million as of February 28, 2013.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011.  Plaintiffs filed an appeal with the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  CarMax is pursuing an appeal of this decision and has filed a Petition for Review with the California Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

On May 29, 2013, CarMax Auto Superstores, Inc. and CarMax Business Services, LLC (collectively, "CarMax") filed a lawsuit against eVox Productions, LLC ("eVox") in the United States District Court for the Eastern District of Virginia (the "Virginia Action") seeking a declaratory judgment that, among other things, CarMax did not infringe eVox's copyrights of certain vehicle photographs.  On June 5, 2013, eVox filed a lawsuit against CarMax, Transtock, Inc., Dean Siracusa and Does 1 through 10 in the United States District Court for the Central District of California seeking a judgment that CarMax: (i) infringed eVox's copyrights of certain vehicle photographs; (ii) infringed eVox's trademarks; and (iii) engaged in false advertising and unfair competition.  On June 19, 2013, eVox filed a motion to dismiss, transfer or stay the Virginia Action.  eVox seeks injunctive relief, actual or statutory damages, a finding of willful infringement, an accounting, trebled damages, attorneys' fees and interest.  We believe that insurance coverage will be available to CarMax for some or all of this matter.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013 (“fiscal 2013”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Amounts and percentages may not total due to rounding.

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2013, we operated 121 used car superstores in 61 markets, comprising 47 mid-sized markets, 12 large markets and 2 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2013, we sold 447,728 used cars, representing 98% of the total 455,583 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer features low, no‑haggle prices; a broad selection of CarMax Quality Certified used vehicles; and superior customer service.  Our website, carmax.com, is a valuable tool for communicating the CarMax consumer offer, as well as a sophisticated search engine and efficient channel for customers who prefer to start their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), guaranteed asset protection (“GAP”) and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through our on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF also are generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2013, we conducted auctions at 57 used car superstores.  During fiscal 2013, we sold 324,779 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  We have no contractual liability to the customer under these third-party plans.  ESP revenue represents commissions earned on the sale of ESPs and GAP from the unrelated third parties.

We provide financing to qualified retail customers through CAF and our arrangements with several industry-leading financial institutions.  Depending on the credit profile of the customer, the third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  The fee amount is independent of any finance term offered to the customer; it does not vary based on the amount financed, the term of the loan, the interest rate or the loan-to-value ratio.  We refer to the providers who pay us a fee as prime and nonprime providers, and we refer to the providers to whom we pay a fee as subprime providers.  We periodically test additional third-party providers.  We have no recourse liability  for credit losses on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates and 3-day payoffs to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41% of our retail vehicle unit sales in the first quarter of fiscal 2014.  As of May 31, 2013, CAF serviced approximately 479,000 customer accounts in its $6.33 billion portfolio of managed receivables.

Over the long term, we believe the primary driver for earnings growth will be used vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and CAF income over time.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We opened 3 superstores in fiscal 2011, 5 superstores in fiscal 2012 and 10 superstores in fiscal 2013.  We currently plan to open 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  While we currently have more than 120 superstores, we are still in the midst of the national rollout of our retail concept, and as of May 31, 2013, we had used car superstores located in markets that comprised approximately 53% of the U.S. population.

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

Fiscal 2014 First Quarter Highlights

▪

Net sales and operating revenues increased 19% to $3.31 billion from $2.77 billion in the first quarter of fiscal 2013.  Net earnings grew 21% to $146.7 million from $120.7 million in the prior year period, while net earnings per diluted share grew 23% to $0.64, compared with $0.52.

▪

Total used vehicle revenues increased 23% to $2.70 billion from $2.19 billion in the first quarter of fiscal 2013.  Total used vehicle unit sales rose 22%, reflecting the combination of a 17% increase in comparable store used unit sales together with sales from newer stores not yet included in the comparable store base.

▪

Total wholesale vehicle revenues increased 5% to $490.7 million from $467.8 million in the first quarter of fiscal 2013.  Wholesale unit sales rose 6%, reflecting new store openings and a slightly stronger appraisal buy rate.

▪	Total other sales and revenues increased 6% in the first quarter of fiscal 2014 as a 26% increase in ESP revenues was partially offset by a decrease in net third-party finance fees.
▪

Total gross profit increased 17% to $448.1 million compared with $381.9 million in the first quarter of fiscal 2013, reflecting the increase in used and wholesale vehicle unit sales, as well as higher other gross profit.

▪

Selling, general and administrative (“SG&A”) expenses increased 14% to $290.2 million from $253.6 million in the first quarter of fiscal 2013.  The increase in SG&A expenses primarily reflected the 12% increase in our store base since the beginning of last year’s first quarter (representing the addition of 13 stores) and higher variable selling costs resulting from the 17% increase in comparable store used unit sales.  SG&A per retail unit declined $131 to $2,086 versus $2,217 in the prior year’s quarter as our comparable store used unit growth generated overhead leverage.

▪

CAF income increased 16% to $87.0 million compared with $75.2 million in the first quarter of fiscal 2013.  The improvement in CAF income was largely attributable to a 21% increase in average managed receivables.

▪

In the first quarter of the fiscal year, net cash used in operating activities totaled $77.6 million in fiscal 2014, compared with $115.5 million in fiscal 2013.  These amounts included increases in auto loan receivables of $425.8 million and $181.5 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2013.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended May 31
(In millions)	2013	2012	Change
Used vehicle sales	$2,701.8	$2,188.9	23.4%
New vehicle sales	52.4	55.5	(5.5)%
Wholesale vehicle sales	490.7	467.8	4.9%
Other sales and revenues:
Extended service plan revenues	64.6	51.3	26.0%
Service department sales	27.4	24.8	10.3%
Third-party finance fees, net	(25.8)	(13.8)	(86.4)%
Total other sales and revenues	66.2	62.3	6.4%
Total net sales and operating revenues	$3,311.1	$2,774.4	19.3%

Unit Sales

	Three Months Ended May 31
	2013	2012
Used vehicles	137,154	112,291
New vehicles	1,949	2,107
Wholesale vehicles	88,356	83,541

Average Selling Prices

	Three Months Ended May 31
	2013	2012
Used vehicles	$19,540	$19,285
New vehicles	$26,788	$26,174
Wholesale vehicles	$5,388	$5,449

Used Vehicle Sales Changes

	Three Months Ended May 31
	2013	2012
Used vehicle units	22%	3%
Used vehicle dollars	23%	6%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended May 31
	2013	2012
Used vehicle units	17%	0%
Used vehicle dollars	18%	2%

Wholesale Vehicle Sales Changes

	Three Months Ended May 31
	2013	2012
Wholesale vehicle units	6%	(2)%
Wholesale vehicle dollars	5%	(2)%

Change in Used Car Superstore Base

	Three Months Ended May 31
	2013	2012
Used car superstores, beginning of period	118	108
Superstore openings	3	2
Used car superstores, end of period	121	110

Used Vehicle Sales.  The 23% increase in used vehicle revenues in the first quarter of fiscal 2014 resulted primarily from a 22% increase in used unit sales.  The increase in used unit sales included a 17% increase in comparable store used unit sales, together with sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was driven by improved conversion, which we believe reflected continued improvements in execution in our stores and an attractive consumer credit environment.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles sold.

The 5% increase in wholesale vehicle revenues in the first quarter of fiscal 2014 resulted from a 6% increase in wholesale unit sales, partially offset by a 1% reduction in wholesale vehicle average selling price.  Wholesale unit sales benefited from opening new stores and a slightly stronger appraisal buy rate.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of ESPs and GAP (reported in ESP revenues), service department sales and net third-party finance fees.  The fixed, per vehicle fees paid to us by prime and nonprime third-party finance providers may vary, reflecting the providers’ differing levels of credit risk exposure. The fixed, per-vehicle fees that we pay to the subprime providers are reflected as an offset to finance fee revenues received from prime and nonprime providers.

Other sales and revenues increased 6% in the first quarter of fiscal 2014 as a 26% increase in ESP revenues was partially offset by a decrease in net third-party finance fees.  The ESP revenue growth was driven by the 22% growth in used unit sales,  as well as an increase in ESP penetration.  The decrease in net third-party finance fees was the result of a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to 21% in the first quarter of fiscal 2014 from 16% in the prior year period.  The growth in subprime sales resulted from the combination of a change in the credit mix of our applicant flow, more attractive offers by the subprime providers and a delay in the 2013 tax refund season, which we believe shifted the timing of some subprime sales from the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014.  In previous years, the percentage of our retail unit sales financed by subprime providers excluded sales associated with a third party referral program.  Sales from this program increased in recent quarters, and these sales are now included in this percentage for both the current and prior periods.

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

Gross Profit

	Three Months Ended May 31
(In millions)	2013	2012	Change
Used vehicle gross profit	$303.9	$249.4	21.9%
New vehicle gross profit	1.1	1.6	(32.5)%
Wholesale vehicle gross profit	86.5	81.9	5.6%
Other gross profit	56.6	49.1	15.4%
Total	$448.1	$381.9	17.3%

Gross Profit Per Unit

	Three Months Ended May 31
	2013		2012
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,216	11.2	$2,221	11.4
New vehicle gross profit	$551	2.0	$755	2.9
Wholesale vehicle gross profit	$979	17.6	$980	17.5
Other gross profit	$407	85.5	$429	78.8
Total gross profit	$3,221	13.5	$3,338	13.8

(1)  Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)  Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 22% in the first quarter of fiscal 2014 driven by the corresponding increase in used unit sales.    Used vehicle gross profit per unit was consistent with last year’s first quarter.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit increased 6% in the first quarter of fiscal 2014 reflecting the 6% increase in wholesale unit sales.  Wholesale gross profit per unit was consistent with last year’s first quarter.

Other Gross Profit.  Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department sales.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party subprime finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Other gross profit increased 15% in the first quarter of fiscal 2014, as the increase in ESP gross profit was partially offset by the reduction in net third-party finance fees.  Service department gross profit increased $6.1 million primarily due to the leverage of service overhead costs resulting from strong used unit sales growth.

Impact of Inflation.  Historically, inflation has not been a significant contributor to results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended May 31
(In millions)	2013	2012	Change
Compensation and benefits (1)	$172.1	$143.4	20.0%
Store occupancy costs	52.5	47.8	9.7%
Advertising expense	27.1	25.7	5.6%
Other overhead costs (2)	38.5	36.7	5.0%
Total SG&A expenses	$290.2	$253.6	14.4%

(1)  Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)    Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 14% in the first quarter of fiscal 2014.    The increase primarily reflected the combination of the 12% increase in our store base since the beginning of last year’s first quarter (representing the addition of 13 stores) and higher variable selling costs resulting from the 17% increase in comparable store used unit sales.  SG&A per retail unit declined $131 to $2,086 versus $2,217 in the prior year’s quarter, as our comparable store used unit growth generated overhead leverage.

Income Taxes.  The effective income tax rate was 38.2% in the first quarter of fiscal 2014 versus 38.3% in the first quarter of fiscal 2013.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE INCOME

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

We believe CAF enables us to capture additional sales, profits and cash flows while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$133.5	8.7	$120.3	9.5
Interest expense	(22.8)	(1.5)	(25.1)	(2.0)
Total interest margin	110.7	7.2	95.2	7.5
Provision for loan losses	(11.3)	(0.7)	(9.2)	(0.7)
Total interest margin after provision for loan losses	99.4	6.5	86.0	6.8

Direct expenses:
Payroll and fringe benefit expense	(5.5)	(0.4)	(5.3)	(0.4)
Other direct expenses	(6.9)	(0.4)	(5.5)	(0.4)

Total direct expenses	(12.4)	(0.8)	(10.8)	(0.9)
CarMax Auto Finance income	$87.0	5.7	$75.2	5.9

Total average managed receivables	$6,152.5		$5,075.2

(1)  Annualized percent of total average managed receivables.

CAF Origination Information

	Three Months Ended May 31 (1)
	2013	2012
Net loans originated (in millions)	$1,120.2	$786.8
Vehicle units financed	57,662	41,660
Penetration rate (2)	41.5%	36.4%
Weighted average contract rate	7.0%	8.9%
Weighted average term (in months)	65.7	65.5

(1)  All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)  Vehicle units financed as a percentage of total retail units sold.

CAF income increased 16% in the first quarter of fiscal 2014, primarily as a result of the increase in average managed receivables.  CAF’s average managed receivables increased 21% in the first quarter of fiscal 2014 to $6.15 billion, driven by the growth in CAF origination volume in recent years.  Origination volumes have benefited from an increase in CAF’s loan penetration rate, as well as our retail unit sales growth and higher average amounts financed.  The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined to 7.2% of average managed receivables in the first quarter of fiscal 2014, from 7.5% in the corresponding prior year period.  In the first quarter of fiscal 2014, the provision for loan losses was 0.7% of average managed receivables, similar to the prior year period.  The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.

Net loans originated increased by 42% to $1.12 billion compared with the prior year period.  Penetration increased to 41.5% compared with 36.4% in the prior year period.  The growth in CAF origination volume and penetration resulted from a combination of an increase in the number of higher credit quality applicants and favorable response to our offers.  In recent quarters, we have responded to competitive pressure by providing more competitive offers in select customer segments, which resulted in the weighted average contract rate declining to 7.0%.  Changes in the interest margin on new originations will affect CAF income over time, as loans amortize within the portfolio of managed receivables.  Rising interest rates or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$57.3	1.0	$43.3	0.9
Charge-offs	(26.4)		(20.6)
Recoveries	18.7		14.7
Provision for loan losses	11.3		9.2
Balance as of end of period	$60.9	1.0	$46.6	0.9

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

The allowance for loan losses increased to $60.9 million, or 1.0% of managed receivables, as of May 31, 2013, compared with $46.6 million, or 0.9%, as of May 31, 2012.  The increase in the allowance reflected the growth in managed receivables, partially offset by the net effects of low unit charge-offs and strong recovery rates relative to historical norms.

Past Due Account Information

	As of May 31		As of February 28 or 29
(In millions)	2013	2012	2013	2012
Accounts 31+ days past due	$154.4	$128.6	$154.2	$116.5
Ending managed receivables	$6,334.7	$5,154.2	$5,933.3	$4,981.8
Past due accounts as a percentage of ending
managed receivables	2.44%	2.50%	2.60%	2.34%

Credit Loss Information

	Three Months Ended May 31
(In millions)	2013	2012
Net credit losses on managed receivables	$7.7	$5.9
Total average managed receivables	$6,152.5	$5,075.2
Annualized net credit losses as a percentage of
total average managed receivables	0.50%	0.46%
Average recovery rate	59.2%	62.5%

As of May 31, 2013, past due accounts as a percentage of ending managed receivables declined modestly compared with May 31, 2012.  For the first quarter of fiscal 2014, net credit losses increased to $7.7 million, or 0.50% of average managed receivables, compared with $5.9 million, or 0.46%, for the prior year period.  The increase in net credit losses largely reflected the growth in managed receivables.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  Through February 28, 2013, the annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

OPERATIONS OUTLOOK

Planned Superstore Openings.  We opened three used car superstores during the first quarter of fiscal 2014, entering the Harrisonburg, Virginia market and the Savannah and Columbus markets in Georgia.  We plan to open a total of 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  We currently estimate capital expenditures will total approximately $300 million in fiscal 2014.

We currently plan to open the following superstores within 12 months from May 31, 2013:

Location	Television Market	Market Status	Planned Opening Date
Katy, Texas (1)	Houston	Existing	Q2 Fiscal 2014
Fairfield, California	Sacramento	Existing	Q2 Fiscal 2014
Jackson, Tennessee	Jackson	New	Q3 Fiscal 2014
Brandywine, Maryland	Washington/Baltimore	Existing	Q3 Fiscal 2014
St. Louis, Missouri	St. Louis	New	Q3 Fiscal 2014
St. Peters, Missouri	St. Louis	New	Q4 Fiscal 2014
Newark, Delaware	Philadelphia	New	Q4 Fiscal 2014
King of Prussia, Pennsylvania	Philadelphia	New	Q4 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q4 Fiscal 2014
Elk Grove, California	Sacramento	Existing	Q4 Fiscal 2014
Henrietta, New York	Rochester	New	Q1 Fiscal 2015
Dothan, Alabama	Dothan	New	Q1 Fiscal 2015
Mechanicsburg, Pennsylvania	Harrisburg	Existing	Q1 Fiscal 2015
Spokane, Washington	Spokane	New	Q1 Fiscal 2015

(1)  Superstore opened in June 2013.

Normal construction, permitting or other scheduling delays could shift the opening dates into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Our primary ongoing cash requirements are to fund our existing operations, new superstore expansion (including capital expenditures and inventory purchases) and CAF.  Our primary ongoing sources of liquidity include existing cash balances, funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility.

Operating Activities.  During the first quarter of the fiscal year, net cash used in operating activities totaled $77.6 million in fiscal 2014 and $115.5 million in fiscal 2013.  These amounts included increases in auto loan receivables of $425.8 million and $181.5 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.

As of May 31, 2013, total inventory was $1.40 billion, representing a decrease of $119.6 million, or 8%, compared with the balance at the start of fiscal 2014.  We had 8%  fewer used vehicles in inventory as of May 31, 2013, compared with the start of the fiscal year, reflecting a return to more normal levels of inventory after having built inventories in the latter portion of fiscal 2013 to better position ourselves for seasonal sales opportunities.  Compared with May 31, 2012, inventories increased $188.0 million, or 16%, reflecting the inventories added to support the 11 new stores opened since that date and our comparable store sales growth.

Investing Activities.  During the first quarter of the fiscal year, net cash used in investing activities totaled $46.5 million in fiscal 2014 compared with $20.4 million in fiscal 2013.  Capital expenditures were relatively similar at  $42.0 million in fiscal 2014 versus $47.6 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future superstore openings and store construction costs.  We maintain a multi-year pipeline of sites to support our superstore growth, so portions of capital spending in any one year may relate to superstores that we plan to open in subsequent fiscal years.  After ramping superstore growth in recent years, our superstore opening pace has become more consistent, with 10 superstores opened in fiscal 2013, 13 superstores planned for fiscal 2014, and 10 to 15 superstores planned for each of the following 2 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of May 31, 2013, we owned 63 and leased 58 of our 121 used car superstores.

During the first quarter of the fiscal year, restricted cash from collections on auto loan receivables increased $16.4 million in fiscal 2014 versus a decrease of $22.0 million in fiscal 2013.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  During the first quarter of the fiscal year, net cash provided by financing activities totaled $400.0 million in fiscal 2014 compared with $149.7 million in fiscal 2013.  Included in these amounts were net increases in total non-recourse notes payable of $512.3 million and $141.1 million, respectively, which were used to provide the financing for the majority of the increases of $425.8 million and $181.5 million, respectively, in auto loan receivables.  During fiscal 2014, cash provided by financing activities was reduced by $130.2 million of stock repurchases.

Total Debt and Cash and Cash Equivalents

	As of May 31	As of February 28
(In thousands)	2013	2013
Borrowings under revolving credit facility	$972	$355
Finance and capital lease obligations	349,795	353,591
Non-recourse notes payable	6,367,355	5,855,090
Total debt	$6,718,122	$6,209,036
Cash and cash equivalents	$725,267	$449,364

We have a $700 million unsecured revolving credit facility, which expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 9 for additional information on the revolving credit facility agreement.

The credit facility agreement contains representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitions could be placed on our ability to use any available borrowing capacity.

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitizations vehicles.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  The current portion of the non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of May 31, 2013, $5.43 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through November 2019, but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During the first quarter of fiscal 2014, we completed one term securitization, funding a total of $920.0 million of auto loan receivables.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  During the first quarter of fiscal 2014, we exercised this option on a term securitization that had originally been issued in 2009, and for which CarMax had provided $140.0 million of capital, or 14% of the transaction, in the form of subordinated bonds.  Upon the exercise of this option, we funded substantially all of the remaining receivables through our warehouse facilities.

As of May 31, 2013, $941.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.7 billion, and the unused warehouse capacity totaled $759.0 million.  Of the combined warehouse facility limit, $800 million will expire in August 2013 and $900 million will expire in February 2014.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 9 for additional information on the warehouse facilities.

The securitization agreements related to the warehouse facilities include various representations and warranties, covenants and performance triggers.  If these requirements are not met, we could be unable to continue to securitize receivables through the warehouse facilities.  In addition, the warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the securitized receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

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

For the three months ended May 31, 2013, we repurchased 2.9 million shares of common stock at an average purchase price of $42.29 per share.  As of May 31 2013, $463.5 million was available for repurchase under the authorizations, which expire on December 31, 2014.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end a reporting period.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the competitive landscape within our industry.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in consumer credit availability related to our third-party financing providers.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The loss of key employees from our store, regional or corporate management teams or a significant increase in labor costs.
▪	The failure of key information systems.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers or manufacturer recalls.
▪	The occurrence of severe weather events.
▪	Factors related to the seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Acts of terrorism, the outbreak of war or other significant national or international events.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on  Page  37 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 28, 2013.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2013.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011.  The plaintiffs appealed the court’s ruling to the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  CarMax is pursuing an appeal of this decision and has filed a Petition for Review with the California Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

On May 29, 2013, CarMax Auto Superstores, Inc. and CarMax Business Services, LLC (collectively, "CarMax") filed a lawsuit against eVox Productions, LLC ("eVox") in the United States District Court for the Eastern District of Virginia (the "Virginia Action") seeking a declaratory judgment that, among other things, CarMax did not infringe eVox's copyrights of certain vehicle photographs.  On June 5, 2013, eVox filed a lawsuit against CarMax, Transtock, Inc., Dean Siracusa and Does 1 through 10 in the United States District Court for the Central District of California seeking a judgment that CarMax: (i) infringed eVox's copyrights of certain vehicle photographs; (ii) infringed eVox's trademarks; and (iii) engaged in false advertising and unfair competition.  On June 19, 2013, eVox filed a motion to dismiss, transfer or stay the Virginia Action.  eVox seeks injunctive relief, actual or statutory damages, a finding of willful infringement, an accounting, trebled damages, attorneys' fees and interest.  We believe that insurance coverage will be available to CarMax for some or all of this matter.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 1A.       Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2013, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2014.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

						Approximate
						Dollar Value
					Total Number	of Shares that
			Total Number	Average	of Shares Purchased	May Yet Be
			of Shares	Price Paid	as Part of Publicly	Purchased Under
Period			Purchased	per Share	Announced Program	the Program

March	1 - 31,	2013	1,521,300	$40.77	1,521,300	$526,082,951
April	1 - 30,	2013	966,813	$42.55	966,813	$484,942,750
May	1 - 31,	2013	457,509	$46.77	457,509	$463,545,031
Total			2,945,622		2,945,622

Item 4.         Mine Safety Disclosures

None.

Item 6.         Exhibits

10.1             Form of Directors Stock Option Grant Agreement between CarMax and certain non-employee members of the CarMax, Inc. Board of Directors, filed herewith.

10.2             Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee members of the CarMax, Inc. Board of Directors, filed herewith.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 9, 2013

EXHIBIT INDEX

10.1             Form of Directors Stock Option Grant Agreement between CarMax and certain non-employee members of the CarMax, Inc. Board of Directors, filed herewith.

10.2             Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee members of the CarMax, Inc. Board of Directors, filed herewith.

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