Form 10-Q
period 2013-08-31
CARMAX INC
filed 2013-10-07
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2013

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

Yes☒	No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒	No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

.

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of September 30, 2013

Common Stock, par value $0.50	223,345,166

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 41.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months and Six Months Ended August 31, 2013 and 2012	3

		Consolidated Statements of Comprehensive Income –
		Three Months and Six Months Ended August 31, 2013 and 2012	4

		Consolidated Balance Sheets –
		August 31, 2013, and February 28, 2013	5

		Consolidated Statements of Cash Flows –
		Six Months Ended August 31, 2013 and 2012	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	38
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
	Item 4.	Mine Safety Disclosures	38
	Item 6.	Exhibits	39
SIGNATURES			40
EXHIBIT INDEX			41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,639,523	81.3	$2,191,964	79.5	$5,341,278	81.5	$4,380,871	79.2
New vehicle sales	60,002	1.8	61,393	2.2	112,429	1.7	116,850	2.1
Wholesale vehicle sales	474,907	14.6	437,050	15.8	965,566	14.7	904,845	16.4
Other sales and revenues	71,120	2.2	67,597	2.5	137,336	2.1	129,858	2.3
NET SALES AND OPERATING REVENUES	3,245,552	100.0	2,758,004	100.0	6,556,609	100.0	5,532,424	100.0
Cost of sales	2,810,809	86.6	2,390,011	86.7	5,673,770	86.5	4,782,516	86.4
GROSS PROFIT	434,743	13.4	367,993	13.3	882,839	13.5	749,908	13.6
CARMAX AUTO FINANCE INCOME	84,422	2.6	75,676	2.7	171,441	2.6	150,855	2.7
Selling, general and administrative expenses	283,206	8.7	254,674	9.2	573,395	8.7	508,277	9.2
Interest expense	7,761	0.2	8,152	0.3	15,639	0.2	16,295	0.3
Other (loss) income	(1,073)	―	259	―	(832)	―	544	―
Earnings before income taxes	227,125	7.0	181,102	6.6	464,414	7.1	376,735	6.8
Income tax provision	86,851	2.7	69,466	2.5	177,489	2.7	144,353	2.6
NET EARNINGS	$140,274	4.3	$111,636	4.0	$286,925	4.4	$232,382	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	223,610		228,366		224,114		228,069
Diluted	227,634		231,696		228,093		231,749
NET EARNINGS PER SHARE:
Basic	$0.63		$0.49		$1.28		$1.02
Diluted	$0.62		$0.48		$1.26		$1.00

(1)Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2013	2012	2013	2012
NET EARNINGS	$140,274	$111,636	$286,925	$232,382
Other comprehensive income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	270	189	526	449
Net change in cash flow hedge
unrecognized losses	3,331	7,195	5,373	8,599
Other comprehensive income, net of taxes	3,601	7,384	5,899	9,048
TOTAL COMPREHENSIVE INCOME	$143,875	$119,020	$292,824	$241,430

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of August 31	As of February 28
(In thousands except share data)	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$750,032	$449,364
Restricted cash from collections on auto loan receivables	251,340	224,287
Accounts receivable, net	85,549	91,961
Inventory	1,364,016	1,517,813
Deferred income taxes	4,300	5,193
Other current assets	26,173	21,513
TOTAL CURRENT ASSETS	2,481,410	2,310,131
Auto loan receivables, net	6,665,985	5,895,918
Property and equipment, net	1,535,431	1,428,970
Deferred income taxes	146,167	145,875
Other assets	104,781	107,708
TOTAL ASSETS	$10,933,774	$9,888,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$346,152	$336,721
Accrued expenses and other current liabilities	144,949	147,821
Accrued income taxes	1,808	222
Short-term debt	1,739	355
Current portion of finance and capital lease obligations	17,167	16,139
Current portion of non-recourse notes payable	218,104	182,915
TOTAL CURRENT LIABILITIES	729,919	684,173
Finance and capital lease obligations, excluding current portion	325,492	337,452
Non-recourse notes payable, excluding current portion	6,512,328	5,672,175
Other liabilities	181,256	175,635
TOTAL LIABILITIES	7,748,995	6,869,435

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
223,329,344 and 225,906,108 shares issued and outstanding
as of August 31, 2013 and February 28, 2013, respectively	111,665	112,953
Capital in excess of par value	1,000,258	972,250
Accumulated other comprehensive loss	(53,909)	(59,808)
Retained earnings	2,126,765	1,993,772
TOTAL SHAREHOLDERS’ EQUITY	3,184,779	3,019,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,933,774	$9,888,602

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net earnings	$286,925	$232,382
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	49,160	46,442
Share-based compensation expense	38,002	30,206
Provision for loan losses	29,318	22,090
Loss on disposition of assets	930	446
Deferred income tax benefit	(3,200)	(76)
Net decrease (increase) in:
Accounts receivable, net	6,412	16,008
Inventory	153,797	(105,421)
Other current assets	(746)	(4,605)
Auto loan receivables, net	(799,385)	(377,475)
Other assets	(6,736)	971
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(13,913)	(132,469)
Other liabilities	(4,173)	(14,431)
NET CASH USED IN OPERATING ACTIVITIES	(263,609)	(285,932)
INVESTING ACTIVITIES:
Capital expenditures	(136,011)	(103,918)
Proceeds from sales of assets	4,716	―
Increase in restricted cash from collections on auto loan receivables	(27,053)	(417)
Increase in restricted cash in reserve accounts	(5,319)	(3,151)
Release of restricted cash from reserve accounts	15,017	7,992
Sales (purchases) of money market securities, net	1,337	(2,104)
Purchases of investments available-for-sale	(1,405)	(1,227)
Sales of investments available-for-sale	33	318
NET CASH USED IN INVESTING ACTIVITIES	(148,685)	(102,507)
FINANCING ACTIVITIES:
Increase in short-term debt, net	1,384	125
Payments on finance and capital lease obligations	(10,932)	(6,721)
Issuances of non-recourse notes payable	3,530,000	2,345,000
Payments on non-recourse notes payable	(2,654,658)	(1,948,095)
Repurchase and retirement of common stock	(179,278)	―
Equity issuances, net	14,753	4,209
Excess tax benefits from share-based payment arrangements	11,693	9,830
NET CASH PROVIDED BY FINANCING ACTIVITIES	712,962	404,348
Increase in cash and cash equivalents	300,668	15,909
Cash and cash equivalents at beginning of year	449,364	442,658
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$750,032	$458,567

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.Background

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

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through our own finance operation, CAF, and third-party financing providers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under various franchise agreements.

2.Accounting Policies

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

Cash and Cash Equivalents.  Cash equivalents of $730.2 million as of August 31, 2013, and $430.3 million as of February 28, 2013, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $251.3 million as of August 31, 2013, and $224.3 million as of February 28, 2013, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment, Net.  Property and equipment is reported net of accumulated depreciation of  $690.3 million and  $649.0 million as of August 31, 2013, and February 28, 2013, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts totaled $31.6 million as of August 31, 2013, and $41.3 million as of February 28, 2013.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments was $35.0 million as of both August 31, 2013, and February 28, 2013.

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

Recent Accounting Pronouncements.

Effective in the Current Quarter.    In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to derivatives and hedging (FASB ASC Topic 815), which allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR.  In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.  The pronouncement became effective on a prospective basis for qualifying new or designated hedging relationships entered into on or after July 17, 2013.  It did not have a material effect on our consolidated financial statements.

Issued during the Current Quarter.  In July 2013, the FASB issued an accounting pronouncement related to income taxes (FASB ASC Topic 740), which provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  We will adopt this pronouncement for our fiscal year beginning March 1, 2014.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.CarMax Auto Finance Income

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

We typically use securitizations to fund loans originated by CAF, as discussed in Note 2.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$137.2	8.4	$123.5	9.4	$270.7	8.5	$243.8	9.4
Interest expense	(22.6)	(1.4)	(23.9)	(1.8)	(45.4)	(1.4)	(49.0)	(1.9)
Total interest margin	114.6	7.0	99.6	7.6	225.3	7.1	194.8	7.5
Provision for loan losses	(18.0)	(1.1)	(12.9)	(1.0)	(29.3)	(0.9)	(22.1)	(0.9)
Total interest margin after
provision for loan losses	96.6	5.9	86.7	6.6	196.0	6.2	172.7	6.7

Other income (loss)	0.1	―	(0.2)	―	0.1	―	(0.2)	―

Direct expenses:
Payroll and fringe benefit expense	(5.6)	(0.3)	(5.4)	(0.4)	(11.1)	(0.4)	(10.7)	(0.4)
Other direct expenses	(6.7)	(0.4)	(5.4)	(0.4)	(13.6)	(0.4)	(10.9)	(0.4)

Total direct expenses	(12.3)	(0.7)	(10.8)	(0.8)	(24.7)	(0.8)	(21.6)	(0.8)
CarMax Auto Finance income	$84.4	5.2	$75.7	5.8	$171.4	5.4	$150.9	5.8

Total average managed receivables	$6,516.3		$5,245.4		$6,334.4		$5,160.3

(1)Annualized percent of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $6.73  billion as of August 31, 2013, and $5.86 billion as of February 28, 2013.  See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2013	2013
Warehouse facilities	$947.0	$792.0
Term securitizations	5,565.3	4,989.7
Other receivables (1)	170.8	151.6
Total ending managed receivables	6,683.1	5,933.3
Accrued interest and fees	28.8	24.9
Other	20.0	(5.0)
Less allowance for loan losses	(65.9)	(57.3)
Auto loan receivables, net	$6,666.0	$5,895.9

(1)Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2013 (1)	% (2)	2013 (1)	% (2)
A	$3,239.4	48.5	$2,841.4	47.9
B	2,504.7	37.5	2,265.6	38.2
C and other	939.0	14.0	826.3	13.9
Total ending managed receivables	$6,683.1	100.0	$5,933.3	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$60.9	1.0	$46.6	0.9	$57.3	1.0	$43.3	0.9
Charge-offs	(31.8)		(24.3)		(58.2)		(44.9)
Recoveries	18.8		14.3		37.5		29.0
Provision for loan losses	18.0		12.9		29.3		22.1
Balance as of end of period	$65.9	1.0	$49.5	0.9	$65.9	1.0	$49.5	0.9

(1)Percent of total ending managed receivables as of the corresponding reporting date.

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

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2013	% (1)	2013	% (1)
Total ending managed receivables	$6,683.1	100.0	$5,933.3	100.0

Delinquent loans:
31-60 days past due	$124.5	1.9	$109.5	1.8
61-90 days past due	41.0	0.6	32.7	0.6
Greater than 90 days past due	13.0	0.2	12.0	0.2
Total past due	$178.5	2.7	$154.2	2.6

(1)Percent of total ending managed receivables.

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $9.6 million will be reclassified as a decrease to CAF income.

As of August 31, 2013,  and February 28, 2013, we had interest rate swaps outstanding with combined notional amounts of $927.0  million and $750.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

Non-designated Hedges.  Derivative instruments not designated as accounting hedges are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

As of August 31, 2013, we had no derivatives that were not designated as accounting hedges.  As of February 28, 2013, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $615.5 million that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of August 31, 2013			As of February 28, 2013
(In thousands)	Assets	Liabilities		Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$1,662	$	―	$	―	$	―
Interest rate swaps (2)	―		―		―		(517)
Total derivatives designated as accounting hedges	1,662		―		―		(517)
Derivatives not designated as accounting hedges:
Interest rate caps (1)	―		―		26		(26)
Total derivatives not designated as accounting hedges	―		―		26		(26)
Total	$1,662	$	―		$26		$(543)

(1)Reported in other current assets on the consolidated balance sheets.

(2)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended				Six Months Ended
	August 31				August 31
(In thousands)	2013		2012		2013		2012
Derivatives designated as accounting hedges:
Gain (loss) recognized in AOCL (1)		$2,890		$(3,380)		$3,352		$(6,392)
Loss reclassified from AOCL into CAF income (1)		$(2,605)		$(3,293)		$(5,510)		$(6,528)
Gain recognized in CAF Income (2)		$57	$	―		$78	$	―

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)	$	―	$	―	$	―		$(1)

(1)Represents the effective portion.

(2)Represents the ineffective portion.

(3)Represents the loss on interest rate swaps, the net periodic settlements and accrued interest.

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

Level 1Inputs include unadjusted quoted prices in active markets for identical assets or liabilities that we can access at the measurement date.

Level 2Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets and observable inputs such as interest rates and yield curves.

Level 3Inputs that are significant to the measurement that are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk).

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$759,759	$	―			$759,759
Mutual fund investments		5,396		―			5,396
Derivative instruments		―		1,662			1,662
Total assets at fair value		$765,155		$1,662			$766,817

Percent of total assets at fair value		99.8%		0.2%			100.0%
Percent of total assets		7.0%		―	%		7.0%

Liabilities:
Derivative instruments	$	―	$	―		$	―
Total liabilities at fair value	$	―	$	―		$	―

Percent of total liabilities		― %		―	%		― %

	As of February 28, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$461,260	$	―		$461,260
Mutual fund investments		4,024		―		4,024
Derivative instruments		―		―		―
Total assets at fair value		$465,284	$	―		$465,284

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.7%		―	%	4.7%

Liabilities:
Derivative instruments	$	―		$517		$517
Total liabilities at fair value	$	―		$517		$517

Percent of total liabilities		― %		―	%	― %

7.Income Taxes

We had $30.0 million of gross unrecognized tax benefits as of August 31, 2013, and $25.1 million as of February 28, 2013.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2013, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

8.Retirement Plans

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

Components of Net Pension Expense

	Three Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2013	2012	2013	2012	2013	2012
Interest cost	$1,895	$1,824	$98	$115	$1,993	$1,939
Expected return on plan assets	(1,978)	(1,913)	―	―	(1,978)	(1,913)
Recognized actuarial loss	429	300	―	―	429	300
Net pension expense	$346	$211	$98	$115	$444	$326

	Six Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2013	2012	2013	2012	2013	2012
Interest cost	$3,791	$3,650	$197	$230	$3,988	$3,880
Expected return on plan assets	(3,958)	(3,796)	―	―	(3,958)	(3,796)
Recognized actuarial loss	837	600	―	―	837	600
Net pension expense	$670	$454	$197	$230	$867	$684

We made no contributions to the pension plan during the six months ended August 31, 2013,  and anticipate making no contributions during the remainder of fiscal 2014.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2013.

9.Debt

	As of August 31	As of February 28
(In thousands)	2013	2013
Short-term revolving credit facility	$1,739	$355
Current portion of finance and capital lease obligations	17,167	16,139
Current portion of non-recourse notes payable	218,104	182,915
Total current debt	237,010	199,409
Finance and capital lease obligations, excluding current portion	325,492	337,452
Non-recourse notes payable, excluding current portion	6,512,328	5,672,175
Total debt, excluding current portion	6,837,820	6,009,627
Total debt	$7,074,830	$6,209,036

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in  August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of August 31, 2013, the remaining capacity was fully available to us.

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

As of August 31, 2013,  $5.78 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through February 2020, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2013, $947.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $1.7 billion, and unused warehouse capacity totaled $753.0 million.  During the second quarter of fiscal 2014, we renewed our  $800 million warehouse facility that was scheduled to expire in August 2013 for an additional 364-day term.  Of the combined warehouse facility limit, $900 million will expire in February 2014 and $800 million will expire in August 2014.  The notes payable outstanding related to our warehouse facilities do not have scheduled maturities, instead the principal payments depend upon the repayment rate of underlying auto loan receivables.  The return requirements of the investors could fluctuate significantly depending on market conditions.  Therefore, at renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2013, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

10.Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program

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

For the three months ended August 31, 2013, we repurchased 1,046,629 shares of common stock at an average purchase price of $46.54 per share.  For the six months ended August 31, 2013, we repurchased 3,992,251 shares of common stock at an average purchase price of $43.40 per share.  As of August 31, 2013, $414.8 million was available for repurchase under the authorizations, which expire on December 31, 2014.

(B)Stock Incentive Plans

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

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2013	2012	2013	2012
Cost of sales	$586	$682	$1,859	$1,097
CarMax Auto Finance income	730	651	1,512	1,129
Selling, general and administrative expenses	14,063	13,559	35,237	28,483
Share-based compensation expense, before income taxes	$15,379	$14,892	$38,608	$30,709

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2013	2012	2013	2012
Nonqualified stock options	$5,786	$5,528	$12,819	$14,241
Cash-settled restricted stock units	5,884	5,692	17,972	8,392
Stock-settled restricted stock units	2,891	2,844	6,711	7,023
Employee stock purchase plan	318	278	606	503
Stock grants to non-employee directors	500	550	500	550
Share-based compensation expense, before income taxes	$15,379	$14,892	$38,608	$30,709

We recognize compensation expense for stock options and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the six months ended August 31, 2013 or 2012.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2013	10,771	$23.00
Options granted	1,602	42.76
Options exercised	(1,116)	18.65
Options forfeited or expired	(18)	26.85
Outstanding as of August 31, 2013	11,239	$26.25	3.9	$239,558
Exercisable as of August 31, 2013	6,997	$20.66	2.9	$188,227

For the six months ended August 31, 2013 and 2012, we granted nonqualified options to purchase 1,601,699 and 2,233,624 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the six months ended August 31, 2013 and 2012, was $20.8 million and $12.6 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the six months ended August 31, 2013 and 2012, was $29.5 million and $12.2 million, respectively.  We realized related tax benefits of $11.8 million and $4.9 million during the six months ended August 31, 2013 and 2012, respectively.

Outstanding Stock Options

				As of August 31, 2013
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			1,658	2.6	$11.43	1,658	$11.43
	$13.19	-	$19.82	2,318	1.5	$16.35	2,318	$16.35
	$19.98	-	$25.39	1,730	3.4	$25.18	1,364	$25.13
	$25.67	-	$32.05	2,190	5.5	$31.59	672	$31.37
	$32.69	-	$46.65	3,343	5.6	$37.50	985	$32.82
Total				11,239	3.9	$26.25	6,997	$20.66

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

The weighted average fair value per share at the date of grant for options granted during the six months ended August 31, 2013 and 2012, was $15.59 and $12.68, respectively.  The unrecognized compensation costs related to nonvested options totaled $43.7 million as of August 31, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Assumptions Used to Estimate Option Values

	Six Months Ended August 31
	2013			2012
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	28.1%	-	46.8%	32.4%	-	51.4%
Weighted average expected volatility			44.7%			49.4%
Risk-free interest rate (2)	0.02%	-	2.6%	0.02%	-	2.0%
Expected term (in years) (3)			4.7			4.7

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	1,651	$29.90
Stock units granted	542	$42.68
Stock units vested and converted	(559)	$25.53
Stock units cancelled	(51)	$34.30
Outstanding as of August 31, 2013	1,583	$35.68

For the six months ended August 31, 2013 and 2012, we granted RSUs of 541,819 units and 644,232 units, respectively.  The initial weighted average fair market value per unit at the date of grant for the RSUs granted during the six months ended August 31, 2013 and 2012, was $42.68 and $31.76, respectively.  The RSUs are cash-settled upon vesting.  For the six months ended August 31, 2013 and 2012, we paid $23.0 million and $17.9 million, respectively (before payroll tax withholdings) to RSU holders upon the vesting of RSUs.  We realized tax benefits of $9.2 million and $7.1 million during the six months ended August 31, 2013 and 2012, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of August 31, 2013
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2015	$11,323	$30,194
Fiscal 2016	12,467	33,247
Fiscal 2017	14,207	37,886
Total expected cash settlements	$37,997	$101,327

(1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	904	$40.78
Stock units granted	237	$51.98
Stock units vested and converted	(282)	$36.56
Stock units cancelled	(4)	$46.14
Outstanding as of August 31, 2013	855	$45.24

For the six months ended August 31, 2013 and 2012, we granted MSUs of 236,675 units and 346,551 units, respectively.  The weighted average fair value per unit at the date of grant for MSUs granted during the six months ended August 31, 2013 and 2012, was $51.98 and $40.36, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $6.7 million and $9.5 million for the six months ended August 31, 2013 and 2012, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $19.1 million as of August 31, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.

11.Net Earnings per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average common shares outstanding during the period.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of weighted average common shares outstanding and dilutive  potential common shares.

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2013	2012	2013	2012
Net earnings	$140,274	$111,636	$286,925	$232,382
Weighted average common shares outstanding	223,610	228,366	224,114	228,069
Dilutive potential common shares:
Stock options	3,319	2,958	3,257	3,196
Stock-settled restricted stock units	705	372	722	484
Weighted average common shares and dilutive
potential common shares	227,634	231,696	228,093	231,749
Basic net earnings per share	$0.63	$0.49	$1.28	$1.02
Diluted net earnings per share	$0.62	$0.48	$1.26	$1.00

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended August 31, 2013 and 2012, weighted-average options to purchase 1,426,163 shares and 4,266,794 shares of common stock, respectively, were not included.  For the six months ended August 31, 2013 and 2012, weighted-average options to purchase 1,073,635 shares and 3,678,076 shares, respectively, were not included.

12.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2013	$(49,479)	$(10,329)	$(59,808)
Other comprehensive income before reclassifications	―	2,032	2,032
Amounts reclassified from accumulated other comprehensive loss	526	3,341	3,867
Other comprehensive income	526	5,373	5,899
Balance as of August 31, 2013	$(48,953)	$(4,956)	$(53,909)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2013	2012	2013	2012

Retirement Benefit Plans (Note 8):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$172	$119	334	237
CarMax Auto Finance income	10	8	19	15
Selling, general and administrative expenses	247	173	484	348
Total amortization reclassifications recognized
in net pension expense	429	300	837	600
Tax expense	(159)	(111)	(311)	(151)
Amortization reclassifications recognized in net
pension expense, net of tax	270	189	526	449
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	270	189	526	449

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	2,890	(3,380)	3,352	(6,392)
Tax (expense) benefit	(1,139)	9,845	(1,320)	11,026
Effective portion of changes in fair value, net of tax	1,751	6,465	2,032	4,634
Reclassifications to CarMax Auto Finance income	2,605	3,293	5,510	6,528
Tax expense (1)	(1,025)	(2,563)	(2,169)	(2,563)
Reclassification of hedge losses, net of tax	1,580	730	3,341	3,965
Net change in cash flow hedge unrecognized losses,
net of tax	3,331	7,195	5,373	8,599
Total other comprehensive income, net of tax	$3,601	$7,384	$5,899	$9,048

(1)As disclosed in our second quarter filing on Form 10-Q for fiscal 2013, the three months and six months ended August 31, 2012, included a tax provision adjustment of $1,270 related to the first quarter of fiscal 2013.

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $32.1 million as of August 31, 2013, and $35.9 million as of February 28, 2013.

13.Contingent Liabilities

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2013, we operated 123 used car superstores in 61 markets, comprising 47 mid-sized markets, 12 large markets and 2 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2013, we sold 447,728 used cars, representing 98% of the total 455,583 vehicles we sold at retail.

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

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through our on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF also are generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2013, we conducted auctions at 57 used car superstores.  During fiscal 2013, we sold 324,779 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41% of our retail vehicle unit sales in the first half of fiscal 2014.  As of August 31, 2013, CAF serviced approximately 498,000 customer accounts in its $6.68 billion portfolio of managed receivables.

Over the long term, we believe the primary driver for earnings growth will be used vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, CAF income.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We opened 3 superstores in fiscal 2011, 5 superstores in fiscal 2012 and 10 superstores in fiscal 2013.  We currently plan to open 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  While we currently have more than 120 superstores, we are still in the midst of the national rollout of our retail concept, and as of August 31, 2013, we had used car superstores located in markets that comprised approximately 53% of the U.S. population.

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

Fiscal 2014 Second Quarter Highlights

▪

Net sales and operating revenues increased 18% to $3.25 billion from $2.76 billion in the second quarter of fiscal 2013.  Net earnings grew 26% to $140.3 million from $111.6 million in the prior year period, while net earnings per diluted share grew 29% to $0.62, compared with $0.48.

▪

Total used vehicle revenues increased 20% to $2.64 billion from $2.19 billion in the second quarter of fiscal 2013.  Total used vehicle unit sales rose 21%, reflecting the combination of a 16% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

▪

Total wholesale vehicle revenues increased 9% to $474.9 million from $437.1 million in the second quarter of fiscal 2013.  Wholesale unit sales rose 10%, reflecting an increase in the appraisal buy rate and the growth in our store base.

▪

Total other sales and revenues increased 5%  to $71.1 million from $67.6 million in the second quarter of fiscal 2013, as a 23% increase in ESP revenues was largely offset by a reduction in net third-party finance fees.

▪

Total gross profit increased 18% to $434.7 million compared with $368.0 million in the second quarter of fiscal 2013, largely reflecting the increase in vehicle unit sales, as well as higher other gross profit.

▪

Selling, general and administrative (“SG&A”) expenses increased 11% to $283.2 million from $254.7 million in the second quarter of fiscal 2013.  The increase reflected both higher variable selling costs resulting from the 16% increase in comparable store used unit sales and the 12% increase in our store base since the beginning of last year’s second quarter (representing the addition of 13 stores.)  SG&A per retail unit declined $174 to $2,067 versus $2,241 in the prior year’s quarter, as our comparable store used unit growth generated significant overhead leverage.

▪

CAF income increased 12% to $84.4 million compared with $75.7 million in the second quarter of fiscal 2013.  The improvement resulted from a 24% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 7.0% of average managed receivables from 7.6% in the prior year quarter.

▪

In the first half of the fiscal year, net cash used in operating activities totaled $263.6 million in fiscal 2014, compared with $285.9 million in fiscal 2013.  These amounts include increases in auto loan receivables of $799.4 million and $377.5 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would be $535.8 million in the first half of fiscal 2014 versus $91.5 million in the first half of fiscal 2013, with the increase primarily driven by changes in inventory, accounts payable and net income.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2013.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2013	2012	Change	2013	2012	Change
Used vehicle sales	$2,639.5	$2,192.0	20.4%	$5,341.3	$4,380.9	21.9%
New vehicle sales	60.0	61.4	(2.3)%	112.4	116.9	(3.8)%
Wholesale vehicle sales	474.9	437.1	8.7%	965.6	904.8	6.7%
Other sales and revenues:
Extended service plan revenues	65.0	52.9	22.9%	129.6	104.2	24.5%
Service department sales	27.3	26.8	2.0%	54.7	51.6	6.0%
Third-party finance fees, net	(21.2)	(12.1)	(76.0)%	(47.0)	(25.9)	(81.5)%
Total other sales and revenues	71.1	67.6	5.2%	137.3	129.9	5.8%
Total net sales and operating revenues	$3,245.6	$2,758.0	17.7%	$6,556.6	$5,532.4	18.5%

Unit Sales

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Used vehicles	134,854	111,316	272,008	223,607
New vehicles	2,187	2,352	4,136	4,459
Wholesale vehicles	91,243	82,771	179,599	166,312

Average Selling Prices

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Used vehicles	$19,428	$19,494	$19,485	$19,389
New vehicles	$27,313	$25,982	$27,066	$26,073
Wholesale vehicles	$5,044	$5,133	$5,213	$5,292

Used Vehicle Sales Changes

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Used vehicle units	21%	8%	22%	6%
Used vehicle dollars	20%	9%	22%	7%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Used vehicle units	16%	5%	16%	2%
Used vehicle dollars	15%	5%	17%	4%

Wholesale Vehicle Sales Changes

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Wholesale vehicle units	10%	(2)%	8%	(2)%
Wholesale vehicle dollars	9%	(5)%	7%	(3)%

Change in Used Car Superstore Base

	Three Months Ended August 31		Six Months Ended August 31
	2013	2012	2013	2012
Used car superstores, beginning of period	121	110	118	108
Superstore openings	2	3	5	5
Used car superstores, end of period	123	113	123	113

Used Vehicle Sales.  The 20% increase in used vehicle revenues in the second quarter of fiscal 2014 resulted primarily from a 21% increase in used unit sales.  The increase in used unit sales included a 16% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was primarily driven by improved conversion, as well as a modest increase in store traffic.  We believe the strong conversion reflected continued improvements in execution in our stores and an attractive consumer credit environment.

The 22% increase in used vehicle revenues in the first half of fiscal 2014 resulted from a 22% increase in used unit sales.  The increase in unit sales included a 16% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth was driven by improved conversion, which, similar to the second quarter, was driven by better in-store execution and the attractive consumer credit environment.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 9% increase in wholesale vehicle revenues in the second quarter of fiscal 2014 resulted primarily from a 10% increase in wholesale unit sales.  The 7% increase in wholesale vehicle revenues in the first half of fiscal 2014 primarily resulted from an 8% increase in wholesale unit sales.  Wholesale vehicle unit sales for both the second quarter and the first half of fiscal 2014 benefited from an increase in the appraisal buy rate and the growth in our store base.

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

Other sales and revenues increased 5% in the second quarter of fiscal 2014, as a 23% increase in ESP revenues was largely offset by a decrease in net third-party finance fees.  The ESP revenue growth was driven by the 21% growth in used unit sales,  as well as an increase in ESP penetration.  The decrease in net third-party finance fees was the result of a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to 18% in the second quarter of fiscal 2014 from 15% in the prior year period.  The growth in subprime sales resulted from the combination of more attractive offers by the subprime providers and a change in the credit mix of our applicant flow.  In previous years, the percentage of our retail unit sales financed by subprime providers excluded sales associated with a third-party referral program.

Sales from this program increased in recent quarters, and these sales are now included in this percentage for both the current and prior periods.

Other sales and revenues increased 6% in the first half of fiscal 2014, as higher ESP revenues were largely offset by a decrease in net third-party finance fees resulting from a higher mix of subprime financed sales.  ESP revenues climbed 24% in the first half of the year, reflecting the 22% growth in used unit sales and higher ESP penetration.  Similar to the second quarter, the increase in subprime sales reflected more attractive offers by subprime providers and a change in credit mix of our applicant flow.  In addition, we believe a delay in the 2013 tax refund season shifted the timing of some subprime sales from the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014.

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

Gross Profit

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2013	2012	Change	2013	2012	Change
Used vehicle gross profit	$293.2	$241.8	21.2%	$597.1	$491.2	21.6%
New vehicle gross profit	1.2	1.6	(23.8)%	2.3	3.2	(28.1)%
Wholesale vehicle gross profit	77.5	75.1	3.3%	164.0	157.0	4.5%
Other gross profit	62.9	49.5	27.0%	119.5	98.6	21.2%
Total	$434.7	$368.0	18.1%	$882.8	$749.9	17.7%

Gross Profit Per Unit

	Three Months Ended August 31				Six Months Ended August 31
	2013		2012		2013		2012
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,174	11.1	$2,172	11.0	$2,195	11.2	$2,197	11.2
New vehicle gross profit	$554	2.0	$676	2.6	$553	2.0	$713	2.7
Wholesale vehicle gross profit	$849	16.3	$907	17.2	$913	17.0	$944	17.3
Other gross profit	$459	88.4	$436	73.3	$433	87.0	$432	75.9
Total gross profit	$3,172	13.4	$3,237	13.3	$3,197	13.5	$3,288	13.6

(1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 21% in the second quarter and 22% in the first half of fiscal 2014.  In both periods, the improvement was driven by corresponding increases in used unit sales.    Used vehicle gross profit per unit was consistent year-over-year in both the second quarter and the first half of the fiscal year.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit increased 3% in the second quarter and 4% in the first half of fiscal 2014.  In both periods, the increase in wholesale vehicle unit sales was partially offset by a decrease in wholesale vehicle gross profit per unit.  In the second quarter of fiscal 2014, wholesale gross profit per unit declined $58, or 6%, while in the first half of the fiscal year, it declined $31, or 3%.

Other Gross Profit.  Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department operations.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party subprime finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Other gross profit increased 27% in the second quarter and 21% in the first half of fiscal 2014, as the increase in ESP gross profit was partially offset by the reduction in net third-party finance fees.  In addition, service department gross profit increased $10.4 million and $16.5 million, respectively, during the second quarter and first half of fiscal 2014 primarily due to the leverage of service overhead costs resulting from strong used unit sales growth.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended			Six Months Ended
	August 31			August 31
(In millions, except per unit data)	2013	2012	Change	2013	2012	Change
Compensation and benefits (1)	$160.9	$139.7	15.2%	$333.0	$283.1	17.6%
Store occupancy costs	54.5	50.9	7.1%	107.0	98.7	8.4%
Advertising expense	26.5	28.5	(7.2)%	53.6	54.2	(1.1)%
Other overhead costs (2)	41.3	35.6	16.3%	79.8	72.3	10.5%
Total SG&A expenses	$283.2	$254.7	11.2%	$573.4	$508.3	12.8%
SG&A per unit	$2,067	$2,241	$(174)	$2,076	$2,229	$(153)

(1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 11% in the second quarter of fiscal 2014.    The increase reflected both higher variable selling costs resulting from the 16% increase in comparable store used unit sales and the 12% increase in our store base since the beginning of last year’s second quarter (representing the addition of 13 stores.)  SG&A per retail unit declined $174, as our comparable store used unit growth generated significant overhead leverage.

SG&A expenses increased 13% in the first half of fiscal 2014.  Similar to the second quarter, the increase reflected higher variable costs associated with the 16% increase in first half comparable store used unit sales and the growth in our store base, which increased from 108 used car superstores as of the beginning of fiscal 2013 to 123 stores as of August 31, 2013.  Leverage resulting from our strong growth in comparable store used unit sales drove a $153 decrease in SG&A per retail unit.

Income Taxes.  The effective income tax rate was 38.2% in both the second quarter and the first half of fiscal 2014 versus 38.4% and 38.3%, respectively, in the corresponding prior year periods.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$137.2	8.4	$123.5	9.4	$270.7	8.5	$243.8	9.4
Interest expense	(22.6)	(1.4)	(23.9)	(1.8)	(45.4)	(1.4)	(49.0)	(1.9)
Total interest margin	114.6	7.0	99.6	7.6	225.3	7.1	194.8	7.5
Provision for loan losses	(18.0)	(1.1)	(12.9)	(1.0)	(29.3)	(0.9)	(22.1)	(0.9)
Total interest margin after
provision for loan losses	96.6	5.9	86.7	6.6	196.0	6.2	172.7	6.7

Other income (loss)	0.1	―	(0.2)	―	0.1	―	(0.2)	―

Direct expenses:
Payroll and fringe benefit expense	(5.6)	(0.3)	(5.4)	(0.4)	(11.1)	(0.4)	(10.7)	(0.4)
Other direct expenses	(6.7)	(0.4)	(5.4)	(0.4)	(13.6)	(0.4)	(10.9)	(0.4)

Total direct expenses	(12.3)	(0.7)	(10.8)	(0.8)	(24.7)	(0.8)	(21.6)	(0.8)
CarMax Auto Finance income	$84.4	5.2	$75.7	5.8	$171.4	5.4	$150.9	5.8

Total average managed receivables	$6,516.3		$5,245.4		$6,334.4		$5,160.3

(1)Annualized percent of total average managed receivables.

CAF Origination Information

	Three Months Ended August 31 (1)		Six Months Ended August 31(1)
	2013	2012	2013	2012
Net loans originated (in millions)	$1,088.0	$822.4	$2,208.2	$1,609.2
Vehicle units financed	56,783	42,388	114,445	84,048
Penetration rate (2)	41.4%	37.3%	41.4%	36.9%
Weighted average contract rate	6.8%	8.1%	6.9%	8.5%
Weighted average term (in months)	65.6	65.9	65.7	65.7

(1)All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)Vehicle units financed as a percentage of total retail units sold.

CAF income increased 12% in the second quarter and 14% in the first half of fiscal 2014.  Compared with the prior year, CAF’s average managed receivables increased 24% in the second quarter and 23% in the first half of fiscal 2014, driven by the growth in CAF origination volume in recent years.  Origination volumes have benefited from an increase in CAF’s loan penetration rate, as well as our retail unit sales growth and higher average amounts financed.

In fiscal 2014, net loans originated increased 32% to $1.09 billion in the second quarter and 37% to $2.21 billion in the first half of the year.  The improvement reflected an increase in CAF’s penetration rate to 41.4% in both the second quarter and first half of fiscal 2014 and our used unit sales growth.  The growth in the penetration rate resulted from a combination of an increase in the mix of higher credit quality applicants and favorable responses to our credit offers.

The effect of the increase in managed receivables on CAF income was partially offset by a lower total interest margin rate, which declined to 7.0% of average managed receivables in the second quarter and 7.1% in the first half of fiscal 2014, from 7.6% and 7.5%, respectively, in the prior year periods.  The interest margin reflects the spread between interest and fees charged to consumers and our funding costs.  In recent quarters, we have provided more competitive offers in select customer segments, which resulted in the weighted average contract rate on originations declining to 6.8% in the second quarter and

6.9% in the first half of fiscal 2014.  Changes in the interest margin on new originations will affect CAF income over time as these loans become a larger percentage of managed receivables.  Rising interest rates or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

For the second quarter, the provision for loan losses increased to 1.1% of average managed receivables in fiscal 2014, compared with 1.0% in fiscal 2013.  The provision for loan losses was consistent at 0.9% of average managed receivables in the first half of both fiscal 2014 and fiscal 2013.  The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$60.9	1.0	$46.6	0.9	$57.3	1.0	$43.3	0.9
Charge-offs	(31.8)		(24.3)		(58.2)		(44.9)
Recoveries	18.8		14.3		37.5		29.0
Provision for loan losses	18.0		12.9		29.3		22.1
Balance as of end of period	$65.9	1.0	$49.5	0.9	$65.9	1.0	$49.5	0.9

(1)Percent of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and losses, recovery rates and the economic environment.  The increase in the dollar amount of the allowance largely reflected the growth in managed receivables.  The allowance for loan losses as a percentage of managed receivables increased slightly as of August 31, 2013, compared with August 31, 2012.

Past Due Account Information

	As of August 31		As of February 28 or 29
(In millions)	2013	2012	2013	2012
Accounts 31+ days past due	$178.5	$145.7	$154.2	$116.5
Ending managed receivables	$6,683.1	$5,342.1	$5,933.3	$4,981.8
Past due accounts as a percentage of ending
managed receivables	2.67%	2.73%	2.60%	2.34%

Credit Loss Information

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2013	2012	2013	2012
Net credit losses on managed receivables	$13.0	$10.0	$20.7	$15.9
Total average managed receivables	$6,516.3	$5,245.4	$6,334.4	$5,160.3
Annualized net credit losses as a percentage of
total average managed receivables	0.79%	0.76%	0.65%	0.62%
Average recovery rate	55.5%	57.6%	57.3%	60.1%

As of August 31, 2013, past due accounts were 2.67% of ending managed receivables, similar to the delinquency rate as of August 31, 2012.  For the second quarter, net credit losses were similar at 0.79% of average managed receivables in fiscal 2014 compared with 0.76% in fiscal 2013.  For the first half of the year, net credit losses were 0.65% of average managed receivables in fiscal 2014 compared with 0.62% in fiscal 2013.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

OPERATIONS OUTLOOK

Planned Superstore Openings.  We opened five used car superstores during the first half of fiscal 2014, including three stores in new markets (Harrisonburg, Virginia; Columbus, Georgia; and Savannah, Georgia) and two stores in existing markets (Houston, Texas, and Sacramento, California).  We plan to open a total of 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  We currently estimate capital expenditures will total approximately $300 million in fiscal 2014.

We currently plan to open the following superstores within 12 months from August 31, 2013:

Location	Television Market	Market Status	Planned Opening Date
Jackson, Tennessee (1)	Jackson	New	Q3 Fiscal 2014
Brandywine, Maryland	Washington/Baltimore	Existing	Q3 Fiscal 2014
St. Louis, Missouri	St. Louis	New	Q3 Fiscal 2014
St. Peters, Missouri	St. Louis	New	Q4 Fiscal 2014
Newark, Delaware	Philadelphia	New	Q4 Fiscal 2014
King of Prussia, Pennsylvania	Philadelphia	New	Q4 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q4 Fiscal 2014
Elk Grove, California	Sacramento	Existing	Q4 Fiscal 2014
Rochester, New York	Rochester	New	Q1 Fiscal 2015
Dothan, Alabama	Dothan	New	Q1 Fiscal 2015
Mechanicsburg, Pennsylvania	Harrisburg/Lancaster	Existing	Q1 Fiscal 2015
Spokane, Washington	Spokane	New	Q1 Fiscal 2015
Madison, Wisconsin	Madison	New	Q2 Fiscal 2015
Fort Worth, Texas	Dallas	Existing	Q2 Fiscal 2015
Reno, Nevada	Reno	New	Q2 Fiscal 2015
Lynchburg, Virginia	Roanoke/Lynchburg	New	Q2 Fiscal 2015
Milwaukie, Oregon	Portland	New	Q2 Fiscal 2015

(1)Opened in September 2013.

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

Operating Activities.  During the first half of the fiscal year, net cash used in operating activities totaled $263.6 million in fiscal 2014 versus $285.9 million in fiscal 2013.  These amounts include increases in auto loan receivables of $799.4 million and $377.5 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.    Excluding the increases in auto loan receivables, net cash provided by operating activities would be $535.8 million in the first half of fiscal 2014 versus $91.5 million in the first half of fiscal 2013, with the increase primarily driven by changes in inventory, accounts payable and net income.

As of August 31, 2013, total inventory was $1.36 billion, representing a decrease of $153.8 million, or 10%, compared with the balance at the start of fiscal 2014.  We had 9%  fewer used vehicles in inventory as of August 31, 2013, compared with the start of the fiscal year, reflecting a return to more normal levels of inventory after having built inventories in the latter portion of fiscal 2013 to better position ourselves for seasonal sales opportunities.  Compared with August 31, 2012, inventories increased $166.0 million, or 14%, reflecting the inventories added to support the 10 new stores opened since that date and our comparable store unit sales growth.

As of August 31, 2013, accounts payable totaled $346.2 million, which was $9.4 million higher than the balance as of the start of fiscal 2014.  As of August 31, 2012, accounts payable totaled $221.4 million, which was $103.4 million lower than the balance as of the start of fiscal 2013.  The reduction in payables in fiscal 2013 was primarily attributable to the effect of our cash management strategies.

Investing Activities.  During the first half of the fiscal year, net cash used in investing activities totaled $148.7 million in fiscal 2014 compared with $102.5 million in fiscal 2013.  Capital expenditures increased to $136.0 million in fiscal 2014 versus $103.9 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future superstore openings and store construction costs.  We maintain a multi-year pipeline of sites to support our superstore growth, so portions of capital spending in any one year may relate to superstores that we plan to open in subsequent fiscal years.  After ramping superstore growth in recent years, our superstore opening pace has become more consistent, with 10 superstores opened in fiscal 2013, 13 superstores planned for fiscal 2014, and 10 to 15 superstores planned for each of the following 2 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of August 31, 2013, we owned 66 and leased 57 of our 123 used car superstores.

During the first half of the fiscal year, restricted cash from collections on auto loan receivables increased $27.1 million in fiscal 2014 versus $0.4 million in fiscal 2013.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  During the first half of the fiscal year, net cash provided by financing activities totaled $713.0 million in fiscal 2014 compared with $404.3 million in fiscal 2013.  Included in these amounts were net increases in total non-recourse notes payable of $875.3 million and $396.9 million, respectively, which were used to provide the financing for the majority of the increases of $799.4 million and $377.5 million, respectively, in auto loan receivables.  During fiscal 2014, cash provided by financing activities was reduced by $179.3 million of stock repurchases.

Total Debt and Cash and Cash Equivalents

	As of August 31	As of February 28
(In thousands)	2013	2013
Borrowings under revolving credit facility	$1,739	$355
Finance and capital lease obligations	342,659	353,591
Non-recourse notes payable	6,730,432	5,855,090
Total debt	$7,074,830	$6,209,036
Cash and cash equivalents	$750,032	$449,364

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

As of August 31, 2013, $5.78 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through February 2020, but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During the first half of fiscal 2014, we completed two term securitizations, funding a total of $1.92 billion of auto loan receivables.

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

As of August 31, 2013, $947.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.7 billion, and the unused warehouse capacity totaled $753.0 million.  During the second quarter of fiscal 2014, we renewed our $800 million warehouse facility that was scheduled to expire in August 2013 for an additional 364-day term.  Of the combined warehouse facility limit, $900 million will expire in February 2014 and $800 million will expire in August 2014.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 9 for additional information on the warehouse facilities.

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

In October 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  In January 2013, the board authorized an additional $500 million for the repurchase of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

During the six months ended August 31, 2013, we repurchased 4.0 million shares of common stock at an average purchase price of $43.40 per share.  As of August 31, 2013, $414.8 million was available for repurchase under the authorizations, which expire on December 31, 2014.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on  Page  38 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2013, and our quarterly or current reports as filed with or furnished to the Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2013, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2014.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

						Approximate
						Dollar Value
					Total Number	of Shares that
			Total Number	Average	of Shares Purchased	May Yet Be
			of Shares	Price Paid	as Part of Publicly	Purchased Under
Period			Purchased	per Share	Announced Program	the Program

June	1 - 30,	2013	599,609	$45.84	599,609	$436,056,674
July	1 - 31,	2013	295,982	$47.35	295,982	$422,040,939
August	1 - 31,	2013	151,038	$47.71	151,038	$414,835,641
Total			1,046,629		1,046,629

Item 4.Mine Safety Disclosures

None.

Item 6.Exhibits

31.1Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 7, 2013

EXHIBIT INDEX

31.1Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document