Form 10-Q
period 2013-11-30
CARMAX INC
filed 2014-01-08
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2013

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

.

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of December 31, 2013

Common Stock, par value $0.50	223,223,739

A Table of Contents is included on Page 2 and a separate Exhibit Index is included on Page 41.

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months and Nine Months Ended November 30, 2013 and 2012	3

		Consolidated Statements of Comprehensive Income –
		Three Months and Nine Months Ended November 30, 2013 and 2012	4

		Consolidated Balance Sheets –
		November 30, 2013, and February 28, 2013	5

		Consolidated Statements of Cash Flows –
		Nine Months Ended November 30, 2013 and 2012	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	38
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
	Item 4.	Mine Safety Disclosures	38
	Item 6.	Exhibits	39
SIGNATURES			40
EXHIBIT INDEX			41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,396,840	81.5	$2,068,742	79.5	$7,738,118	81.5	$6,449,613	79.3
New vehicle sales	50,073	1.7	45,693	1.8	162,502	1.7	162,543	2.0
Wholesale vehicle sales	437,272	14.9	427,650	16.4	1,402,838	14.8	1,332,495	16.4
Other sales and revenues	57,222	1.9	60,361	2.3	194,558	2.0	190,219	2.3
NET SALES AND OPERATING REVENUES	2,941,407	100.0	2,602,446	100.0	9,498,016	100.0	8,134,870	100.0
Cost of sales	2,559,686	87.0	2,257,227	86.7	8,233,456	86.7	7,039,743	86.5
GROSS PROFIT	381,721	13.0	345,219	13.3	1,264,560	13.3	1,095,127	13.5
CARMAX AUTO FINANCE INCOME	83,905	2.9	72,454	2.8	255,346	2.7	223,309	2.7
Selling, general and administrative expenses	284,366	9.7	257,282	9.9	857,761	9.0	765,559	9.4
Interest expense	7,649	0.3	8,065	0.3	23,288	0.2	24,360	0.3
Other (loss) income	(411)	―	139	―	(1,243)	―	683	―
Earnings before income taxes	173,200	5.9	152,465	5.9	637,614	6.7	529,200	6.5
Income tax provision	66,748	2.3	57,784	2.2	244,237	2.6	202,137	2.5
NET EARNINGS	$106,452	3.6	$94,681	3.6	$393,377	4.1	$327,063	4.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	223,259		228,904		223,831		228,346
Diluted	227,417		232,656		227,870		232,048
NET EARNINGS PER SHARE:
Basic	$0.48		$0.41		$1.76		$1.43
Diluted	$0.47		$0.41		$1.73		$1.41

(1)Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2013	2012	2013	2012
NET EARNINGS	$106,452	$94,681	$393,377	$327,063
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	(25)	188	501	637
Net change in cash flow hedge
unrecognized losses	(3,193)	1,478	2,180	10,077
Other comprehensive (loss) income, net of taxes	(3,218)	1,666	2,681	10,714
TOTAL COMPREHENSIVE INCOME	$103,234	$96,347	$396,058	$337,777

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of November 30	As of February 28
(In thousands except share data)	2013	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$664,758	$449,364
Restricted cash from collections on auto loan receivables	246,795	224,287
Accounts receivable, net	68,027	91,961
Inventory	1,556,277	1,517,813
Deferred income taxes	2,651	5,193
Other current assets	20,286	21,513
TOTAL CURRENT ASSETS	2,558,794	2,310,131
Auto loan receivables, net	6,892,311	5,895,918
Property and equipment, net	1,588,633	1,428,970
Deferred income taxes	151,281	145,875
Other assets	112,856	107,708
TOTAL ASSETS	$11,303,875	$9,888,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$367,478	$336,721
Accrued expenses and other current liabilities	138,910	147,821
Accrued income taxes	8,554	222
Short-term debt	1,287	355
Current portion of finance and capital lease obligations	17,837	16,139
Current portion of non-recourse notes payable	214,535	182,915
TOTAL CURRENT LIABILITIES	748,601	684,173
Finance and capital lease obligations, excluding current portion	320,791	337,452
Non-recourse notes payable, excluding current portion	6,755,534	5,672,175
Other liabilities	190,580	175,635
TOTAL LIABILITIES	8,015,506	6,869,435

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
223,228,360 and 225,906,108 shares issued and outstanding
as of November 30, 2013 and February 28, 2013, respectively	111,614	112,953
Capital in excess of par value	1,013,939	972,250
Accumulated other comprehensive loss	(57,127)	(59,808)
Retained earnings	2,219,943	1,993,772
TOTAL SHAREHOLDERS’ EQUITY	3,288,369	3,019,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,303,875	$9,888,602

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30
(In thousands)	2013	2012
OPERATING ACTIVITIES:
Net earnings	$393,377	$327,063
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	73,983	70,721
Share-based compensation expense	54,948	46,597
Provision for loan losses	48,993	40,154
Loss on disposition of assets	1,844	1,554
Deferred income tax benefit	(4,576)	(6,569)
Net decrease (increase) in:
Accounts receivable, net	23,934	23,774
Inventory	(38,464)	(246,452)
Other current assets	3,480	(7,336)
Auto loan receivables, net	(1,045,386)	(632,342)
Other assets	(6,714)	(506)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	1,707	(102,666)
Other liabilities	(266)	(13,220)
NET CASH USED IN OPERATING ACTIVITIES	(493,140)	(499,228)
INVESTING ACTIVITIES:
Capital expenditures	(212,900)	(184,942)
Proceeds from sales of assets	5,143	―
Increase in restricted cash from collections on auto loan receivables	(22,508)	(46)
Increase in restricted cash in reserve accounts	(7,826)	(6,912)
Release of restricted cash from reserve accounts	15,022	15,980
Purchases of money market securities, net	(3,833)	(2,088)
Purchases of investments available-for-sale	(1,868)	(1,525)
Sales of investments available-for-sale	71	318
NET CASH USED IN INVESTING ACTIVITIES	(228,699)	(179,215)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	932	(237)
Payments on finance and capital lease obligations	(14,963)	(10,365)
Issuances of non-recourse notes payable	5,300,000	4,010,000
Payments on non-recourse notes payable	(4,185,021)	(3,313,626)
Repurchase and retirement of common stock	(196,748)	(51,091)
Equity issuances, net	19,967	29,486
Excess tax benefits from share-based payment arrangements	13,066	16,728
NET CASH PROVIDED BY FINANCING ACTIVITIES	937,233	680,895
Increase in cash and cash equivalents	215,394	2,452
Cash and cash equivalents at beginning of year	449,364	442,658
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$664,758	$445,110

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

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended service plans (“ESP”), guaranteed asset protection (“GAP”) and accessories; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under franchise agreements.

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

Cash and Cash Equivalents.  Cash equivalents of $647.5 million as of November 30, 2013, and $430.3 million as of February 28, 2013, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $246.8 million as of November 30, 2013, and $224.3 million as of February 28, 2013, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment, Net.  Property and equipment is reported net of accumulated depreciation of $707.7 million and $649.0 million as of November 30, 2013, and February 28, 2013, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts totaled $34.1 million as of November 30, 2013, and $41.3 million as of February 28, 2013.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments was $40.6 million as of November 30, 2013, and $35.0 million as of February 28, 2013.

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

Recent Accounting Pronouncements.  The Financial Accounting Standards Board did not issue any new accounting pronouncements relevant to us nor did any recent accounting pronouncements become effective for us in our fiscal 2014 third quarter.

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

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$138.3	8.1	$125.1	9.1	$409.0	8.4	$368.9	9.3
Interest expense	(22.2)	(1.3)	(23.3)	(1.7)	(67.6)	(1.4)	(72.4)	(1.8)
Total interest margin	116.1	6.8	101.8	7.4	341.4	7.0	296.5	7.5
Provision for loan losses	(19.7)	(1.2)	(18.1)	(1.3)	(49.0)	(1.0)	(40.2)	(1.0)
Total interest margin after
provision for loan losses	96.4	5.7	83.7	6.1	292.4	6.0	256.3	6.5

Other income	―	―	0.2	―	0.1	―	―	―

Direct expenses:
Payroll and fringe benefit expense	(5.6)	(0.3)	(5.2)	(0.4)	(16.7)	(0.3)	(15.9)	(0.4)
Other direct expenses	(6.9)	(0.4)	(6.2)	(0.5)	(20.5)	(0.4)	(17.1)	(0.4)

Total direct expenses	(12.5)	(0.7)	(11.4)	(0.8)	(37.2)	(0.8)	(33.0)	(0.8)
CarMax Auto Finance income	$83.9	4.9	$72.5	5.3	$255.3	5.2	$223.3	5.7

Total average managed receivables	$6,805.3		$5,477.4		$6,491.4		$5,266.0

(1)Annualized percent of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until they are funded through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $6.97  billion as of

November 30, 2013, and $5.86 billion as of February 28, 2013.  See Notes 2 and 9 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2013	2013
Warehouse facilities	$807.0	$792.0
Term securitizations	5,948.5	4,989.7
Other receivables (1)	163.5	151.6
Total ending managed receivables	6,919.0	5,933.3
Accrued interest and fees	29.1	24.9
Other	12.1	(5.0)
Less allowance for loan losses	(67.9)	(57.3)
Auto loan receivables, net	$6,892.3	$5,895.9

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2013 (1)	% (2)	2013 (1)	% (2)
A	$3,373.8	48.8	$2,841.4	47.9
B	2,574.4	37.2	2,265.6	38.2
C and other	970.8	14.0	826.3	13.9
Total ending managed receivables	$6,919.0	100.0	$5,933.3	100.0

 (1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$65.9	1.0	$49.5	0.9	$57.3	1.0	$43.3	0.9
Charge-offs	(36.3)		(28.2)		(94.5)		(73.1)
Recoveries	18.6		14.9		56.1		43.9
Provision for loan losses	19.7		18.1		49.0		40.2
Balance as of end of period	$67.9	1.0	$54.3	1.0	$67.9	1.0	$54.3	1.0

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2013	% (1)	2013	% (1)
Total ending managed receivables	$6,919.0	100.0	$5,933.3	100.0

Delinquent loans:
31-60 days past due	$138.9	2.0	$109.5	1.8
61-90 days past due	46.0	0.7	32.7	0.6
Greater than 90 days past due	16.2	0.2	12.0	0.2
Total past due	$201.1	2.9	$154.2	2.6

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

As of November 30, 2013,  and February 28, 2013, we had interest rate swaps outstanding with combined notional amounts of $783.0  million and $750.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

Non-designated Hedges.  Derivative instruments not designated as accounting hedges are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

As of November 30, 2013, we had no derivatives that were not designated as accounting hedges.  As of February 28, 2013, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $615.5 million that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of November 30, 2013			As of February 28, 2013
(In thousands)	Assets		Liabilities	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)		―	(2,889)	―	(517)
Total derivatives designated as accounting hedges		―	(2,889)	―	(517)
Derivatives not designated as accounting hedges:
Interest rate caps (2)		―	―	26	(26)
Total derivatives not designated as accounting hedges		―	―	26	(26)
Total	$	―	$(2,889)	$26	$(543)

   (1)Reported in accounts payable on the consolidated balance sheets.

 (2)Reported in other current assets on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In thousands)	2013		2012		2013		2012
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(7,421)		$(894)		$(4,069)		$(7,286)
Loss reclassified from AOCL into CAF income (1)		$(2,155)		$(3,327)		$(7,665)		$(9,855)
Gain recognized in CAF Income (2)	$	―	$	―		$78	$	―

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)	$	―		$(1)	$	―		$(2)

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$682,266	$	―		$682,266
Mutual fund investments		5,821		―		5,821
Total assets at fair value		$688,087	$	―		$688,087

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		6.1%		―	%	6.1%

Liabilities:
Derivative instruments	$	―		$2,889		$2,889
Total liabilities at fair value	$	―		$2,889		$2,889

Percent of total liabilities		― %		―	%	― %

	As of February 28, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$461,260	$	―		$461,260
Mutual fund investments		4,024		―		4,024
Total assets at fair value		$465,284	$	―		$465,284

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.7%		―	%	4.7%

Liabilities:
Derivative instruments	$	―		$517		$517
Total liabilities at fair value	$	―		$517		$517

Percent of total liabilities		― %		―	%	― %

7.Income Taxes

We had $28.3 million of gross unrecognized tax benefits as of November 30, 2013, and $25.1 million as of February 28, 2013.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2013, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2013	2012	2013	2012	2013	2012
Interest cost	$1,896	$1,825	$128	$115	$2,024	$1,940
Expected return on plan assets	(1,979)	(1,898)	―	―	(1,979)	(1,898)
Recognized actuarial loss	418	300	―	―	418	300
Net pension expense	$335	$227	$128	$115	$463	$342

	Nine Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2013	2012	2013	2012	2013	2012
Interest cost	$5,687	$5,475	$325	$345	$6,012	$5,820
Expected return on plan assets	(5,937)	(5,694)	―	―	(5,937)	(5,694)
Recognized actuarial loss	1,255	900	―	―	1,255	900
Net pension expense	$1,005	$681	$325	$345	$1,330	$1,026

We made no contributions to the pension plan during the nine months ended November 30, 2013, and anticipate making no contributions during the remainder of fiscal 2014.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2013.

9.Debt

	As of November 30	As of February 28
(In thousands)	2013	2013
Short-term revolving credit facility	$1,287	$355
Current portion of finance and capital lease obligations	17,837	16,139
Current portion of non-recourse notes payable	214,535	182,915
Total current debt	233,659	199,409
Finance and capital lease obligations, excluding current portion	320,791	337,452
Non-recourse notes payable, excluding current portion	6,755,534	5,672,175
Total debt, excluding current portion	7,076,325	6,009,627
Total debt	$7,309,984	$6,209,036

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in  August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of November 30, 2013, the remaining capacity was fully available to us.

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

As of November 30, 2013,  $6.16 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through April 2020, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2013, $807.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $1.8 billion, and unused warehouse capacity totaled $993.0 million.  During the third quarter of fiscal 2014, we increased our $900 million warehouse facility that is scheduled to expire in February 2014 to $1.0 billion. Of the combined warehouse facility limit, $1.0 billion will expire in February 2014 and $800 million will expire in August 2014.  The notes payable outstanding related to our warehouse facilities do not have scheduled maturities, instead the principal payments depend upon the repayment rate of underlying auto loan receivables.  The return requirements of the investors could fluctuate significantly depending on market conditions.  Therefore, at renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2013, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

10.Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

For the three months ended November 30, 2013, we repurchased 313,042 shares of common stock at an average purchase price of $47.39 per share.  For the nine months ended November 30, 2013, we repurchased 4,305,293 shares of common stock at an average purchase price of $43.69 per share.  For the three and nine months ended November 30, 2012, we repurchased 1,744,300 shares of common stock at an average purchase price of $34.53 per share. As of November 30, 2013, $400.0 million was available for repurchase under the authorization, which expires on December 31, 2014.

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

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2013	2012	2013	2012
Cost of sales	$1,037	$1,111	$2,896	$2,208
CarMax Auto Finance income	790	716	2,302	1,845
Selling, general and administrative expenses	15,371	14,821	50,608	43,304
Share-based compensation expense, before income taxes	$17,198	$16,648	$55,806	$47,357

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2013	2012	2013	2012
Nonqualified stock options	$5,946	$4,564	$18,765	$18,805
Cash-settled restricted stock units	8,014	9,238	25,986	17,630
Stock-settled restricted stock units	2,986	2,589	9,697	9,612
Employee stock purchase plan	252	257	858	760
Stock grants to non-employee directors	―	―	500	550
Share-based compensation expense, before income taxes	$17,198	$16,648	$55,806	$47,357

We recognize compensation expense for stock options and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the nine months ended November 30, 2013 or 2012.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2013	10,771	$23.00
Options granted	1,605	42.77
Options exercised	(1,328)	19.60
Options forfeited or expired	(19)	26.25
Outstanding as of November 30, 2013	11,029	$26.29	3.7	$272,568
Exercisable as of November 30, 2013	6,854	$20.68	2.7	$207,819

For the nine months ended November 30, 2013 and 2012, we granted nonqualified options to purchase 1,605,149 and 2,252,124 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the nine months ended November 30, 2013 and 2012, was $26.0 million and $37.8 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the nine months ended November 30, 2013 and 2012, was $34.7 million and $37.7 million, respectively.  We realized related tax benefits of $13.9 million and $15.1 million during the nine months ended November 30, 2013 and 2012, respectively.

Outstanding Stock Options

				As of November 30, 2013
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			1,627	2.4	$11.43	1,627	$11.43
	$13.19	-	$19.82	2,268	1.3	$16.35	2,268	$16.35
	$19.98	-	$25.39	1,677	3.2	$25.19	1,318	$25.13
	$25.67	-	$32.05	2,147	5.2	$31.60	657	$31.39
	$32.69	-	$49.25	3,310	5.3	$37.50	984	$32.82
Total				11,029	3.7	$26.29	6,854	$20.68

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

The weighted average fair value per share at the date of grant for options granted during the nine months ended   November 30, 2013 and 2012, was $15.59 and $12.67, respectively.  The unrecognized compensation costs related to nonvested options totaled $37.8 million as of November 30, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.2 years.

Assumptions Used to Estimate Option Values

	Nine Months Ended November 30
	2013			2012
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	27.9%	-	46.8%	31.1%	-	51.4%
Weighted average expected volatility			44.7%			49.4%
Risk-free interest rate (2)	0.02%	-	2.6%	0.02%	-	2.0%
Expected term (in years) (3)			4.7			4.7

 (1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	1,651	$29.90
Stock units granted	542	$42.68
Stock units vested and converted	(564)	$25.62
Stock units cancelled	(78)	$34.76
Outstanding as of November 30, 2013	1,551	$35.68

For the nine months ended November 30, 2013 and 2012, we granted RSUs of 541,819 units and 644,232 units, respectively.  The initial weighted average fair market value per unit at the date of grant for the RSUs granted during the nine months ended November 30, 2013 and 2012, was $42.68 and $31.76, respectively.  The RSUs are cash-settled upon vesting.  For the nine months ended November 30, 2013 and 2012, we paid $23.3 million and $18.0 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs.  We realized tax benefits of $9.3 million and $7.2 million during the nine months ended November 30, 2013 and 2012, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of November 30, 2013
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2015	$11,276	$30,069
Fiscal 2016	12,422	33,126
Fiscal 2017	14,159	37,757
Total expected cash settlements	$37,857	$100,952

 (1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	904	$40.78
Stock units granted	238	$52.02
Stock units vested and converted	(282)	$36.56
Stock units cancelled	(4)	$46.14
Outstanding as of November 30, 2013	856	$45.26

For the nine months ended November 30, 2013 and 2012, we granted MSUs of 237,660 units and 348,551 units, respectively.  The weighted average fair value per unit at the date of grant for MSUs granted during the nine months ended November 30, 2013 and 2012, was $52.02 and $40.33, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $6.7 million and $9.5 million for the nine months ended November 30, 2013 and 2012, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $16.2 million as of November 30, 2013.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.3 years.

11.Net Earnings per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average common shares outstanding during the period.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of weighted average common shares outstanding and dilutive  potential common shares.

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2013	2012	2013	2012
Net earnings	$106,452	$94,681	$393,377	$327,063
Weighted average common shares outstanding	223,259	228,904	223,831	228,346
Dilutive potential common shares:
Stock options	3,402	3,210	3,305	3,199
Stock-settled restricted stock units	756	542	734	503
Weighted average common shares and dilutive
potential common shares	227,417	232,656	227,870	232,048
Basic net earnings per share	$0.48	$0.41	$1.76	$1.43
Diluted net earnings per share	$0.47	$0.41	$1.73	$1.41

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended November 30, 2013 and 2012, weighted-average options to purchase 1,309,282 shares and 3,794,317 shares of common stock, respectively, were not included.  For the nine months ended November 30, 2013 and 2012, weighted-average options to purchase 1,175,274 shares and 3,833,199 shares, respectively, were not included.

12.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2013	$(49,479)	$(10,329)	$(59,808)
Other comprehensive loss before reclassifications	(287)	(2,467)	(2,754)
Amounts reclassified from accumulated other comprehensive loss	788	4,647	5,435
Other comprehensive income	501	2,180	2,681
Balance as of November 30, 2013	$(48,978)	$(8,149)	$(57,127)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2013	2012	2013	2012

Retirement Benefit Plans (Note 8):
Actuarial loss arising during the year	$(458)	$-	$(458)	$-
Tax benefit	171	-	171	-
Actuarial loss arising during the year, net of tax	(287)	-	(287)	-
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	166	$119	500	356
CarMax Auto Finance income	9	7	28	22
Selling, general and administrative expenses	243	174	727	522
Total amortization reclassifications recognized
in net pension expense	418	300	1,255	900
Tax expense	(156)	(112)	(467)	(263)
Amortization reclassifications recognized in net
pension expense, net of tax	262	188	788	637
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	(25)	188	501	637

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(7,421)	(894)	(4,069)	(7,286)
Tax benefit (1)	2,922	351	1,602	11,377
Effective portion of changes in fair value, net of tax	(4,499)	(543)	(2,467)	4,091
Reclassifications to CarMax Auto Finance income	2,155	3,327	7,665	9,855
Tax expense	(849)	(1,306)	(3,018)	(3,869)
Reclassification of hedge losses, net of tax	1,306	2,021	4,647	5,986
Net change in cash flow hedge unrecognized losses,
net of tax	(3,193)	1,478	2,180	10,077
Total other comprehensive (loss) income, net of tax	$(3,218)	$1,666	$2,681	$10,714

 (1)As disclosed in our third quarter filing on Form 10-Q for fiscal 2013, the nine months ended November 30, 2012, included a tax benefit adjustment of $8,518 related to prior years.

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $34.2 million as of November 30, 2013, and $35.9 million as of February 28, 2013.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; and (3) unfair competition/California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individualized basis, which the court granted on November 21, 2011.  Plaintiffs filed an appeal with the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2013, we operated 126 used car superstores in 63 markets, comprising 47 mid-sized markets, 13 large markets and 3 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2013, we sold 447,728 used cars, representing 98% of the total 455,583 vehicles we sold at retail.

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

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through our on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF also are generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2013, we conducted auctions at 57 used car superstores.  During fiscal 2013, we sold 324,779 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41% of our retail vehicle unit sales in the first nine months of fiscal 2014.  As of November 30, 2013, CAF serviced approximately 514,000 customer accounts in its $6.92 billion portfolio of managed receivables.

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

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We opened 3 superstores in fiscal 2011, 5 superstores in fiscal 2012 and 10 superstores in fiscal 2013.  We currently plan to open 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  While we currently have more than 120 superstores, we are still in the midst of the national rollout of our retail concept, and as of November 30, 2013, we had used car superstores located in markets that comprised approximately 54% of the U.S. population.

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

Fiscal 2014 Third Quarter Highlights

▪

Net sales and operating revenues increased 13% to $2.94 billion from $2.60 billion in the third quarter of fiscal 2013.  Net earnings grew 12% to $106.5 million from $94.7 million in the prior year period, while net earnings per diluted share grew 15% to $0.47, compared with $0.41 in the prior year period.

▪

Total used vehicle revenues increased 16% to $2.40 billion from $2.07 billion in the third quarter of fiscal 2013.  Total used vehicle unit sales rose 15%, reflecting the combination of a 10% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

▪	Total wholesale vehicle revenues increased 2% to $437.3 million from $427.7 million in the third quarter of fiscal 2013. Wholesale unit sales rose 4%, reflecting the growth in our store base.
▪

Total other sales and revenues declined 5%  to $57.2 million from $60.4 million in the third quarter of fiscal 2013, primarily reflecting flat ESP revenues and a  reduction in net third-party finance fees.  An increase in our allowance for ESP returns of $0.02 per diluted share offset the effect of higher ESP revenues resulting from the growth in retail vehicle sales.

▪	Total gross profit increased 11% to $381.7 million compared with $345.2 million in the third quarter of fiscal 2013, largely reflecting the increase in used vehicle unit sales.
▪

Selling, general and administrative (“SG&A”) expenses increased 11% to $284.4 million from $257.3 million in the third quarter of fiscal 2013.  The increase reflected both the 12% increase in our store base since the beginning of last year’s third quarter (representing the addition of 13 stores) and higher variable selling costs resulting from the 10% increase in comparable store used unit sales.  SG&A per retail unit declined $98 to $2,295 versus $2,393 in the prior year’s quarter, as our comparable store used unit sales growth generated overhead leverage.

▪

CAF income increased 16% to $83.9 million compared with $72.5 million in the third quarter of fiscal 2013.  The improvement resulted from a 24% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 6.8% of average managed receivables from 7.4% in the prior year quarter.

▪

In the first nine months of the fiscal year, net cash used in operating activities totaled $493.1 million in fiscal 2014, compared with $499.2 million in fiscal 2013.  These amounts include increases in auto loan receivables of $1.05 billion and $632.3 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would be $552.2 million in the first nine months of fiscal 2014 versus $133.1 million in the first nine months of fiscal 2013, with the increase primarily driven by changes in inventory, accounts payable and net income.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2013.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2013	2012	Change	2013	2012	Change
Used vehicle sales	$2,396.8	$2,068.7	15.9%	$7,738.1	$6,449.6	20.0%
New vehicle sales	50.1	45.7	9.6%	162.5	162.5	0.0%
Wholesale vehicle sales	437.3	427.7	2.2%	1,402.8	1,332.5	5.3%
Other sales and revenues:
Extended service plan revenues	48.8	48.6	0.3%	178.4	152.7	16.8%
Service department sales	26.1	24.8	5.3%	80.8	76.4	5.8%
Third-party finance fees, net	(17.7)	(13.1)	(35.3)%	(64.6)	(38.9)	(66.0)%
Total other sales and revenues	57.2	60.4	(5.2)%	194.6	190.2	2.3%
Total net sales and operating revenues	$2,941.4	$2,602.4	13.0%	$9,498.0	$8,134.9	16.8%

Unit Sales

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Used vehicles	122,065	105,815	394,073	329,422
New vehicles	1,818	1,705	5,954	6,164
Wholesale vehicles	82,743	79,747	262,342	246,059

Average Selling Prices

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Used vehicles	$19,469	$19,344	$19,480	$19,375
New vehicles	$27,428	$26,681	$27,176	$26,241
Wholesale vehicles	$5,123	$5,214	$5,185	$5,267

Used Vehicle Sales Changes

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Used vehicle units	15%	16%	20%	9%
Used vehicle dollars	16%	17%	20%	10%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Used vehicle units	10%	12%	14%	5%
Used vehicle dollars	10%	13%	15%	6%

Wholesale Vehicle Sales Changes

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Wholesale vehicle units	4%	10%	7%	1%
Wholesale vehicle dollars	2%	10%	5%	0%

Change in Used Car Superstore Base

	Three Months Ended November 30		Nine Months Ended November 30
	2013	2012	2013	2012
Used car superstores, beginning of period	123	113	118	108
Superstore openings	3	3	8	8
Used car superstores, end of period	126	116	126	116

Used Vehicle Sales.  The 16% increase in used vehicle revenues in the third quarter of fiscal 2014 resulted primarily from a 15% increase in used unit sales.  The increase in used unit sales included a 10% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was primarily driven by improved conversion, as well as a modest increase in store traffic.  We believe the strong conversion reflected continued improvements in execution in our stores and an attractive consumer credit environment.

The 20% increase in used vehicle revenues in the first nine months of fiscal 2014 resulted from a 20% increase in used unit sales.  The increase in unit sales included a 14% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth was primarily driven by improved conversion, which we believe, similar to the third quarter, was driven by better in-store execution and the attractive consumer credit environment.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 2% increase in wholesale vehicle revenues in the third quarter of fiscal 2014 resulted from a 4% increase in wholesale unit sales, partially offset by lower average selling prices.  The unit sales increase reflected the growth in our store base.  The 5% increase in wholesale vehicle revenues in the first nine months of fiscal 2014 primarily resulted from a 7% increase in wholesale unit sales.  Wholesale vehicle unit sales for the first nine months of fiscal 2014 benefited from the growth in our store base and an increase in the appraisal buy rate.

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

Other sales and revenues declined 5% in the third quarter of fiscal 2014.  ESP revenues were similar to the prior year’s third quarter, as higher ESP revenues resulting from the growth in our retail vehicle sales were offset by an increase in our allowance for ESP returns of $0.02 per diluted share.  The rise in the allowance reflected increases in ESP cancellations prior to the end of their contract term.  Net third-party finance fees declined by $4.6 million in the third quarter of fiscal 2014 as the result of a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to

18% in the third quarter of fiscal 2014 from 15% in the prior year period.  Over the last two years the volume and share of financings originated by the third-party subprime providers increased, as these providers made more attractive offers.  Late in the third quarter of fiscal 2014, however, we began to see tightening of the credit terms offered by our subprime providers.  In previous years, the percentage of our retail unit sales financed by subprime providers excluded sales associated with a third-party referral program.  These sales are now included in this percentage for both the current and prior periods.

Other sales and revenues increased 2% in the first nine months of fiscal 2014, as higher ESP revenues were largely offset by a decrease in net third-party finance fees resulting from a higher mix of sales financed by the subprime providers.  ESP revenues climbed 17% in the first nine months of fiscal 2014, reflecting the 20% growth in used unit sales and higher ESP penetration, partially offset by the increase in the allowance for ESP returns.  The percentage of retail sales financed by the subprime providers increased to 19% in the first nine months of fiscal 2014 from 15% in the corresponding period in fiscal 2013.  Similar to the third quarter, this increase in mix reflected more attractive offers by subprime providers, as well as a change in credit mix of our applicant flow.  In addition, we believe a delay in the 2013 tax refund season shifted the timing of some subprime sales from the fourth quarter of fiscal 2013 to the first quarter of fiscal 2014.

Seasonality.  Historically, our business has been seasonal.  Typically, our superstores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on new car model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities.  We typically experience an increase in subprime traffic and sales in February and March, coincident with tax refund season.

Gross Profit

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2013	2012	Change	2013	2012	Change
Used vehicle gross profit	$262.4	$227.0	15.6%	$859.5	$718.2	19.7%
New vehicle gross profit	1.1	0.9	30.9%	3.4	4.1	(15.3)%
Wholesale vehicle gross profit	73.4	73.6	(0.2)%	237.4	230.5	3.0%
Other gross profit	44.8	43.7	2.4%	164.3	142.3	15.4%
Total	$381.7	$345.2	10.6%	$1,264.6	$1,095.1	15.5%

Gross Profit Per Unit

	Three Months Ended November 30				Nine Months Ended November 30
	2013		2012		2013		2012
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,149	10.9	$2,146	11.0	$2,181	11.1	$2,180	11.1
New vehicle gross profit	$636	2.3	$518	1.9	$578	2.1	$659	2.5
Wholesale vehicle gross profit	$887	16.8	$923	17.2	$905	16.9	$937	17.3
Other gross profit	$361	78.3	$407	72.4	$411	84.4	$424	74.8
Total gross profit	$3,081	13.0	$3,211	13.3	$3,161	13.3	$3,263	13.5

(1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 16% in the third quarter and 20% in the first nine months of fiscal 2014.  In both periods, the improvement was driven by increases in used unit sales.    Used vehicle gross profit per unit was consistent year-over-year in both the third quarter and the first nine months of the fiscal year.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit was similar to the prior year in the third quarter, and it rose 3% in the first nine months of fiscal 2014.  In both periods, the increase in wholesale vehicle unit sales was largely offset by a decrease in wholesale vehicle gross profit per unit.  Wholesale gross profit per unit declined $36, or 4%, in the third quarter of fiscal 2014, and it fell $32, or 3% in the first nine months of the fiscal year.

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

Other gross profit increased 2% in the third quarter of fiscal 2014, reflecting the flat ESP revenues and the decrease in net third-party finance fees, as well as higher service department profits.  Other gross profit increased 15% in the first nine months of fiscal 2014, as increases in ESP and service department gross profits were partially offset by the reduction in net third-party finance fees.  The higher service department profits in both the third quarter and first nine months of fiscal 2014 was primarily due to the leverage of service overhead costs resulting from strong used unit sales growth.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions, except per unit data)	2013	2012	Change	2013	2012	Change
Compensation and benefits (1)	$161.4	$144.0	12.1%	$494.4	$427.1	15.8%
Store occupancy costs	53.9	51.1	5.4%	160.9	149.8	7.4%
Advertising expense	23.4	22.5	3.7%	77.0	76.7	0.3%
Other overhead costs (2)	45.7	39.7	15.2%	125.5	112.0	12.2%
Total SG&A expenses	$284.4	$257.3	10.5%	$857.8	$765.6	12.0%
SG&A per unit	$2,295	$2,393	$(98)	$2,144	$2,281	$(137)

 (1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 11% in the third quarter of fiscal 2014.    The increase reflected both the 12% increase in our store base since the beginning of last year’s third quarter (representing the addition of 13 stores) and higher variable selling costs resulting from the 10% increase in comparable store used unit sales.  SG&A per retail unit declined $98, as our comparable store used unit growth generated overhead leverage.

SG&A expenses increased 12% in the first nine months of fiscal 2014.  Similar to the third quarter, the increase reflected the growth in our store base, which increased from 108 used car superstores as of the beginning of fiscal 2013 to 126 stores as of November 30, 2013, and higher variable costs associated with the 14% increase in comparable store used unit sales in the first nine months of the year and.  Leverage resulting from our strong growth in comparable store used unit sales drove a $137 decrease in SG&A per retail unit in the first nine months of fiscal 2014.

Income Taxes.  The effective income tax rate was 38.5% in the third quarter and 38.3% in the first nine months of fiscal 2014 versus 37.9% and 38.2%, respectively, in the corresponding prior year periods.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$138.3	8.1	$125.1	9.1	$409.0	8.4	$368.9	9.3
Interest expense	(22.2)	(1.3)	(23.3)	(1.7)	(67.6)	(1.4)	(72.4)	(1.8)
Total interest margin	116.1	6.8	101.8	7.4	341.4	7.0	296.5	7.5
Provision for loan losses	(19.7)	(1.2)	(18.1)	(1.3)	(49.0)	(1.0)	(40.2)	(1.0)
Total interest margin after
provision for loan losses	96.4	5.7	83.7	6.1	292.4	6.0	256.3	6.5

Other income	―	―	0.2	―	0.1	―	―	―

Direct expenses:
Payroll and fringe benefit expense	(5.6)	(0.3)	(5.2)	(0.4)	(16.7)	(0.3)	(15.9)	(0.4)
Other direct expenses	(6.9)	(0.4)	(6.2)	(0.5)	(20.5)	(0.4)	(17.1)	(0.4)

Total direct expenses	(12.5)	(0.7)	(11.4)	(0.8)	(37.2)	(0.8)	(33.0)	(0.8)
CarMax Auto Finance income	$83.9	4.9	$72.5	5.3	$255.3	5.2	$223.3	5.7

Total average managed receivables	$6,805.3		$5,477.4		$6,491.4		$5,266.0

(1)Annualized percent of total average managed receivables.

CAF Origination Information

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2013	2012	2013	2012
Net loans originated (in millions)	$960.6	$856.2	$3,168.7	$2,465.4
Vehicle units financed	50,326	44,338	164,771	128,386
Penetration rate (2)	40.6%	41.2%	41.2%	38.3%
Weighted average contract rate	7.0%	7.7%	6.9%	8.2%
Weighted average term (in months)	65.2	66.5	65.5	66.0

 (1)All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)Vehicle units financed as a percentage of total retail units sold.

CAF income increased 16% in the third quarter and 14% in the first nine months of fiscal 2014.  Compared with the prior year, CAF’s average managed receivables increased 24% in the third quarter and 23% in the first nine months of fiscal 2014, driven by the rise in CAF loan originations in recent years.  The rise in originations resulted from an increase in CAF’s loan penetration rate, retail unit sales growth and higher average amounts financed.

In fiscal 2014, net loans originated increased 12% to $960.6 million in the third quarter and 29% to $3.17 billion in the first nine months of the year.  CAF’s penetration rate for the third quarter of fiscal 2014 of 40.6% was similar to the third quarter of fiscal 2013.  The penetration rate increased to 41.2% for the first nine months of fiscal 2014, compared to 38.3% in the corresponding period in fiscal 2013, as a result of an increase in the mix of higher credit quality applicants and favorable responses to our credit offers.  Starting in mid-fiscal 2013, we began providing more competitive offers in select customer segments.

The effect of the increase in managed receivables on CAF income was partially offset by a lower total interest margin rate, which declined to 6.8% of average managed receivables in the third quarter and 7.0% in the first nine months of fiscal 2014, from 7.4% and 7.5%, respectively, in the prior year periods.  The interest margin reflects the spread between interest and fees charged to consumers and our funding costs.  Providing more competitive offers in select customer segments contributed to a decline in the weighted average contract rate on originations to 7.0% in the third quarter and 6.9% in the first nine months of fiscal 2014 from 7.7% and 8.2%, respectively, in the corresponding prior year periods.  Changes in the interest margin on new originations will affect CAF income over time as these loans become a larger percentage of managed receivables.  Rising interest rates or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

For the third quarter, the provision for loan losses decreased slightly to 1.2% of average managed receivables in fiscal 2014, compared with 1.3% in fiscal 2013.  The provision for loan losses was consistent at 1.0% of average managed receivables in the first nine months of both fiscal 2014 and fiscal 2013.  The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)
Balance as of beginning of period	$65.9	1.0	$49.5	0.9	$57.3	1.0	$43.3	0.9
Charge-offs	(36.3)		(28.2)		(94.5)		(73.1)
Recoveries	18.6		14.9		56.1		43.9
Provision for loan losses	19.7		18.1		49.0		40.2
Balance as of end of period	$67.9	1.0	$54.3	1.0	$67.9	1.0	$54.3	1.0

(1)Percent of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We consider recent trends in delinquencies and losses, recovery rates and the economic environment.  The increase in the dollar amount of the allowance largely reflected the growth in managed receivables.  The allowance for loan losses as a percentage of managed receivables was flat at 1.0% as of November 30, 2013 and 2012, respectively.

Past Due Account Information

	As of November 30		As of February 28 or 29
(In millions)	2013	2012	2013	2012
Accounts 31+ days past due	$201.1	$164.9	$154.2	$116.5
Ending managed receivables	$6,919.0	$5,583.4	$5,933.3	$4,981.8
Past due accounts as a percentage of ending
managed receivables	2.91%	2.95%	2.60%	2.34%

Credit Loss Information

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2013	2012	2013	2012
Net credit losses on managed receivables	$17.7	$13.3	$38.4	$29.2
Total average managed receivables	$6,805.3	$5,477.4	$6,491.4	$5,266.0
Annualized net credit losses as a percentage of
total average managed receivables	1.04%	0.97%	0.79%	0.74%
Average recovery rate	53.4%	56.5%	56.0%	58.9%

As of November 30, 2013, past due accounts were 2.91% of ending managed receivables, similar to the delinquency rate as of November 30, 2012.  For the third quarter, net credit losses were slightly higher at 1.04% of average managed receivables in fiscal 2014 compared with 0.97% in fiscal 2013.  For the first nine months of the year, net credit losses were 0.79% of average managed receivables in fiscal 2014 compared with 0.74% in fiscal 2013.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

Planned Superstore Openings.  We plan to open a total of 13 superstores in fiscal 2014 and between 10 and 15 superstores in each of the following 2 fiscal years.  We currently estimate capital expenditures will total approximately $300 million in fiscal 2014.

We currently plan to open the following superstores within 12 months from November 30, 2013:

Location	Television Market	Market Status	Planned Opening Date
St. Peters, Missouri (1)	St. Louis	Existing	Q4 Fiscal 2014
Newark, Delaware (1)	Philadelphia	New	Q4 Fiscal 2014
King of Prussia, Pennsylvania (1)	Philadelphia	New	Q4 Fiscal 2014
Frederick, Maryland	Washington/Baltimore	Existing	Q4 Fiscal 2014
Elk Grove, California	Sacramento	Existing	Q4 Fiscal 2014
Rochester, New York	Rochester	New	Q1 Fiscal 2015
Dothan, Alabama	Dothan	New	Q1 Fiscal 2015
Mechanicsburg, Pennsylvania	Harrisburg/Lancaster	Existing	Q1 Fiscal 2015
Spokane, Washington	Spokane	New	Q1 Fiscal 2015
Madison, Wisconsin	Madison	New	Q2 Fiscal 2015
Fort Worth, Texas	Dallas	Existing	Q2 Fiscal 2015
Lynchburg, Virginia	Roanoke/Lynchburg	New	Q2 Fiscal 2015
Milwaukie, Oregon	Portland	New	Q2 Fiscal 2015
Beaverton, Oregon	Portland	New	Q3 Fiscal 2015
Tupelo, Mississippi	Tupelo	New	Q3 Fiscal 2015
Reno, Nevada	Reno	New	Q3 Fiscal 2015
Raleigh, North Carolina	Raleigh	Existing	Q3 Fiscal 2015

(1)Opened in December 2013.

Normal construction, permitting or other scheduling delays could shift the opening dates into a later period.

CarMax Auto Finance.  In the fourth quarter of fiscal 2014, CAF plans to launch a test originating loans for customers who typically would be financed by our subprime providers.  Given the relevance of subprime to our business and the overall market, we believe it is prudent to gain further insight into underwriting and servicing accounts within this credit profile.  Over the next 12 months, we plan to originate approximately $70 million of loans in this test.  We expect the loans originated in this test will have higher loss and delinquency rates than the aggregate of the current CAF portfolio.    The test will be funded separately from our current portfolio and not included in our current public securitization program.

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

Operating Activities.  During the first nine months of the fiscal year, net cash used in operating activities totaled $493.1 million in fiscal 2014 versus $499.2 million in fiscal 2013.  These amounts include increases in auto loan receivables of $1.05 billion and $632.3 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would be $552.2 million in the first nine months of fiscal 2014 versus $133.1 million in the first nine months of fiscal 2013, with the increase primarily driven by changes in inventory, accounts payable and net income.

As of November 30, 2013, total inventory was $1.56 billion, representing an increase of $38.5 million, or 3%, compared with the balance at the start of fiscal 2014.  We had 4%  more used vehicles in inventory as of November 30, 2013, compared with the start of the fiscal year, reflecting the addition of inventory associated with new stores opened during fiscal 2014.  Compared with November 30, 2012, inventories increased $217.2 million, or 16%, reflecting the inventories added to support the 10 new stores opened since that date and our strong comparable store used unit sales growth.

As of November 30, 2013, accounts payable totaled $367.5 million, which was $30.8 million, or 9%, higher than the balance as of the start of fiscal 2014, largely due to the growth in our store base.  As of November 30, 2012, accounts payable totaled $272.8 million, which was $52.0 million, or 16%, lower than the balance as of the start of fiscal 2013.  The reduction in payables in fiscal 2013 was primarily attributable to the effect of our cash management strategies.

Investing Activities.  During the first nine months of the fiscal year, net cash used in investing activities totaled $228.7 million in fiscal 2014 compared with $179.2 million in fiscal 2013.  Capital expenditures increased to $212.9 million in fiscal 2014 versus $184.9 million in the prior year period.  We opened eight used car superstores during the first nine months of fiscal 2014, including five stores in new markets (Harrisonburg, Virginia; Columbus, Georgia; Savannah, Georgia; Jackson, Tennessee; and St. Louis, Missouri) and three stores in existing markets (Houston, Texas; Sacramento, California; and Baltimore/Washington, D.C.).  Capital expenditures primarily include real estate acquisitions for planned future superstore openings and store construction costs.  We maintain a multi-year pipeline of sites to support our superstore growth, so portions of capital spending in any one year may relate to superstores that we plan to open in subsequent fiscal years.  After ramping superstore growth in recent years, our superstore opening pace has become more consistent, with 10 superstores opened in fiscal 2013, 13 superstores planned for fiscal 2014, and 10 to 15 superstores planned for each of the following 2 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of November 30, 2013, we owned 69 and leased 57 of our 126 used car superstores.

During the first nine months of the fiscal year, restricted cash from collections on auto loan receivables increased $22.5 million in fiscal 2014 versus no material change in fiscal 2013.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $937.2 million in fiscal 2014 compared with $680.9 million in fiscal 2013.  Included in these amounts were net increases in total non-recourse notes payable of $1.11 billion and $696.4 million, respectively, which were used to provide the financing for the majority of the increases of $1.05 billion and $632.3 million, respectively, in auto loan receivables.  During the first nine months of the fiscal year, cash provided by financing activities was reduced by $196.7 million of stock repurchases in fiscal 2014, versus $51.1 million in fiscal 2013.  We began making repurchases under our share repurchase program in the third quarter of fiscal 2013.

Total Debt and Cash and Cash Equivalents

	As of November 30	As of February 28
(In thousands)	2013	2013
Borrowings under revolving credit facility	$1,287	$355
Finance and capital lease obligations	338,628	353,591
Non-recourse notes payable	6,970,069	5,855,090
Total debt	$7,309,984	$6,209,036
Cash and cash equivalents	$664,758	$449,364

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

As of November 30, 2013, $6.16 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through April 2020, but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2014, we completed three term securitizations, funding a total of $2.92 billion of auto loan receivables.

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

As of November 30, 2013, $807.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  At that date, the combined warehouse facility limit was $1.8 billion (including $100 million of warehouse capacity added during the third quarter) and the unused warehouse capacity totaled $993.0 million.  Of the combined warehouse facility limit, $1.0 billion will expire in February 2014 and $800 million will expire in August 2014.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 9 for additional information on the warehouse facilities.

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

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

During the nine months ended November 30, 2013, we repurchased 4.3 million shares of common stock at an average purchase price of $43.69 per share.  As of November 30, 2013, $400.0 million was available for repurchase under the authorization, expiring on December 31, 2014.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the competitive landscape within our industry.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in the attractiveness or availability of consumer credit related to our third-party financing providers.
▪	Significant changes in retail prices for used and new vehicles.
▪	A reduction in the availability of or access to sources of inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The loss of key employees from our store, regional or corporate management teams or a significant increase in labor costs.
▪	The failure of key information systems.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers or manufacturer recalls.
▪	The occurrence of severe weather events.
▪	Factors related to the seasonal fluctuations in our business.
▪	Factors related to the geographic concentration of our superstores.
▪	The effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
▪	Acts of terrorism, the outbreak of war or other significant national or international events.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011.  The plaintiffs appealed the court’s ruling to the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2012, our board of directors authorized the repurchase of up to $300 million of our common stock.  The authorization expired on December 31, 2013.  In January 2013, our board of directors authorized an additional $500 million for the repurchase of our common stock.  This $500 million authorization expires on December 31, 2014.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2014.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

						Approximate
						Dollar Value
					Total Number	of Shares that
			Total Number	Average	of Shares Purchased	May Yet Be
			of Shares	Price Paid	as Part of Publicly	Purchased Under
Period			Purchased	per Share	Announced Program	the Program

September	1 - 30,	2013	18,123	$47.85	18,123	$413,968,396
October	1 - 31,	2013	294,919	$47.37	294,919	$399,999,340
November	1 - 30,	2013	-	$-	-	$399,999,340
Total			313,042		313,042

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

January 8, 2014

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