Form 10-K
period 2014-02-28
CARMAX INC
filed 2014-04-25
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

OR

¨   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 1-31420

CARMAX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1821055 (I.R.S. Employer Identification No.)

12800 TUCKAHOE CREEK PARKWAY, RICHMOND, VIRGINIA (Address of principal executive offices)	23238 (Zip Code)

Registrant’s telephone number, including area code: (804) 747-0422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.50	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes x No ¨

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ¨ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer xAccelerated filer ¨

Non-accelerated filer ¨ (do not check if a smaller reporting company)Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ¨ No x

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2013, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $10,621,543,601.

On March 31, 2014, there were 220,805,697 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2014 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2014

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We disclaim any intent or obligation to update any forward-looking statements made in this report.

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

CarMax Sales Operations:  We are the nation’s largest retailer of used cars, based on the 526,929 used vehicles we retailed during the fiscal year ended February 28, 2014.  As of the end of fiscal 2014, we operated 131 used car superstores in 64 metropolitan markets.  In addition, we are one of the nation’s largest wholesale vehicle auction operators, based on the 342,576 wholesale vehicles we sold through our on-site auctions in fiscal 2014.

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at low, “no-haggle” prices using a customer-friendly sales process in an attractive, modern sales facility.  Our consumer offer allows customers to shop for vehicles the same way they shop for items at other “big-box” retailers.  We provide low, no-haggle prices; a broad selection of CarMax Quality Certified vehicles; and superior customer service.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.

Our consumer offer enables customers to evaluate separately each component of the sales process, including the purchase of a vehicle, the financing of that vehicle, the purchase of extended service plans for that vehicle and the sale of the customer’s current vehicle to CarMax. Customers can make informed decisions based on comprehensive information about the options, terms and associated prices of each component and can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer.  Our no-haggle pricing and our commission structure, which is generally based on a fixed dollars-per-unit standard, allow sales consultants to focus solely on meeting customer needs.

All of the used vehicles we retail are thoroughly reconditioned to meet our high standards, and each vehicle must pass a comprehensive inspection before being offered for sale.  In fiscal 2014, 85% of the used vehicles we retailed were 0 to 6 years old.

Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate.  This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for independent used car dealers.  As of February 28, 2014, we conducted weekly or bi-weekly auctions at 60 of our 131 used car superstores.

In addition, we sell new vehicles at four locations under franchise agreements with three new car manufacturers.  In fiscal 2014, new vehicles comprised only 1% of our total retail vehicle unit sales.

Our finance program provides customers financing alternatives through CAF, our own finance operation, and third-party financing providers.  This program provides access to credit for customers across a wide range of the credit spectrum.  We believe the company’s processes and systems, transparency of pricing, vehicle quality and the integrity of the information collected at the time the customer applies for credit provide a unique and ideal environment in which to originate and procure high quality auto loans.  CAF originates loans solely through CarMax stores, customizing its offers based on the customer’s risk profile, to support CarMax retail vehicle unit sales.  All of the finance offers by CAF and our third-party providers are backed by a 3‑day payoff offer whereby a customer can refinance their loan within three business days at no charge.

We provide customers with a range of other related products and services, including the appraisal and purchase of vehicles directly from consumers; the sale of extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.

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

CarMax Auto Finance:  CAF provides financing to qualified customers purchasing vehicles at CarMax.  Because the purchase of a vehicle is generally reliant on the consumer’s ability to obtain on-the-spot financing, it is important to our business that financing be available to creditworthy customers.  CAF offers financing solely to customers purchasing vehicles at CarMax. CAF offers qualifying customers an array of competitive rates and terms, allowing them to choose the one that best fits their needs.  We believe CAF enables us to capture additional sales, profits and cash flows while managing our reliance on third-party finance sources.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41% of our retail vehicle unit sales in fiscal 2014.  As of February 28, 2014, CAF serviced approximately 532,000 customer accounts in its $7.18 billion portfolio of managed receivables.

Industry and Competition.    CarMax Sales Operations:  The U.S. used car marketplace is highly fragmented and competitive.  According to industry sources, as of December 31, 2013, there were approximately 17,900 franchised automotive dealerships, which sell both new and used vehicles.  In addition, used vehicles were sold by approximately 37,000 independent used vehicle dealers, as well as millions of private individuals.  Our primary retail competitors are the franchised auto dealers, who sell the majority of late-model used vehicles.  Independent used car dealers predominantly sell older, higher mileage cars than we do.  The number of franchised and independent auto dealers has declined over the last decade, in large part due to manufacturers’ franchise and brand terminations, as well as dealership closures caused by the stress of the recession.  Despite this reduction in the number of dealers, the automotive retail environment remains highly fragmented.

Based on industry data, there were approximately 39 million used cars sold in the U.S. in calendar year 2013, of which approximately 22 million were estimated to be 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., selling more than two times as many used vehicles as the next largest retailer in calendar 2013, we represented approximately 5% of the 0- to 10-year old used units sold in the markets in which we operate and less than 3% of the total 0- to 10-year old used units sold nationwide.  Over the last several years, competition has been affected by the increasing use of Internet-based marketing for both used vehicles and vehicle financing.  We seek to distinguish ourselves from traditional dealerships through our consumer offer, sales approach and other innovative operating strategies.

We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available both on site and via our website, carmax.com; the quality of our vehicles; our proprietary information systems; CAF; and the locations of our retail superstores.  In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides us a competitive sourcing advantage for retail vehicles.  Our large volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that don’t meet our retail standards.  Upon request by a customer, we will transfer virtually any used vehicle in our nationwide inventory to a local superstore.  Transfer fees may apply, depending on the distance the vehicle needs to travel.  In fiscal 2014, approximately 30% of our vehicles sold were transferred at customer request.  Every vehicle we offer for sale is CarMax Quality Certified and meets our stringent standards.  We back every vehicle with a 5-day, money-back guarantee and at least a 30-day limited warranty.  We maintain an ability to offer or arrange customer financing with competitive terms, and all financing is backed by our 3‑day payoff offer.  Additionally, we offer comprehensive and competitively priced ESP and GAP products.  We believe that we are competitive in all of these areas and that we enjoy advantages over competitors that employ traditional high-pressure, negotiation-oriented sales techniques.

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

CarMax Auto Finance: CAF operates in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented approximately $800 billion in outstanding receivables as of December 31, 2013.  As of February 28, 2014, CAF had $7.18 billion in managed receivables, having originated $4.18 billion in loans during the fiscal year.  For loans originated during the calendar quarter ended December 31, 2013,  industry sources ranked CAF 7th in market share for used vehicle loans and 17th in market share for all vehicle loans.

We believe that CAF’s principal competitive advantage is its strategic position as the primary finance source in CarMax stores.  We believe the company’s processes and systems, transparency of pricing, vehicle quality and the integrity of the information collected at the time the customer applies for credit provide a unique and ideal environment in which to procure high quality auto loans.  CAF utilizes proprietary scoring models based upon the credit history of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, scoring models are optimized for the CarMax channel.

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

Marketing and Advertising.  Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  Our marketing strategies are implemented primarily through traditional and digital methods, including national and local television and radio broadcasts, carmax.com, Internet search engines and online classified listings.  We also reach out to customers and potential customers to build awareness and loyalty through Facebook, Twitter and other social media.  Television and radio advertisements are designed to build consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer.  Broadcast and Internet advertisements are designed to drive customers to our stores and to carmax.com. We also build awareness and drive traffic to our stores and carmax.com by listing retail vehicles on various online automotive classified sites.  Our advertising on the Internet also includes advertisements on search engines, such as Google and Yahoo!, as well as online properties such as Pandora and Hulu.

We strive to adjust our marketing programs in response to the evolving media landscape.  We have customized our marketing program based on awareness levels in each market.  We have transitioned a portion of our television and radio advertising to national cable network and national radio programming and we will continue to seek to optimize our media mix between local and national distribution.  In addition to providing cost savings, this transition allows us to build awareness of CarMax prior to our entrance into new markets.  Our carmax.com website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and a sales channel for customers who prefer to initiate part of the shopping and sales process online.  The website and mobile apps offer complete inventory and pricing search capabilities.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Carmax.com includes detailed information, such as vehicle photos, prices, features, specifications and store locations, as well as advanced feature-based search capabilities, and sorting and comparison tools that allow consumers to easily compare vehicles.  The site also includes features such as detailed vehicle reviews, payment calculators and email alerts when new inventory arrives.  Customers can contact sales consultants in a variety of ways, including online via carmax.com.  Customers can also schedule appointments, hold a vehicle for up to seven days and initiate a vehicle transfer using online tools.  Our survey data indicates that during fiscal 2014, approximately 80% of customers who purchased a vehicle from us had first visited us online.

We also maintain a website, carmaxauctions.com, that supports our wholesale auctions.  This website, which is accessible only by authorized dealers, provides listings of all vehicles that will be available in upcoming auctions.  It also has many features similar to our retail website, including vehicle photos, free vehicle history reports and vehicle search and alert capabilities.

Suppliers for Used Vehicles.  We acquire used vehicle inventory directly from consumers through our appraisal process, as well as through other sources, including local, regional and online auctions, wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used-car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.

During the recession, retail vehicle sales dropped sharply, with new car sales falling from between 16 million and 17 million vehicles to 10 million vehicles and used car sales falling from between 40 million to 45 million vehicles to 35 million vehicles in 2009.  This decline in new car sales, combined with a decrease in lease originations and a reduction in trade-in activity, resulted in a tighter supply of late-model used vehicles in recent years. The number of vehicles in operation that were 0 to 6 years old fell from approximately 100 million vehicles prior to the recession to approximately 77 million vehicles as of December 31, 2013.  New vehicle industry sales and leasing activity have improved in recent years, and we anticipate these improvements will gradually increase the supply of late-model used vehicles.

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

Products and Services

Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our primary focus is vehicles that are 0 to 6 years old and generally range in price from $12,000 to $34,000.  For the more cost-conscious consumer, we also offer used cars that are generally between 7 and 11 years old.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences.

We have implemented an everyday low-price strategy under which we set no-haggle prices on both our used and new vehicles.  We believe that our pricing is competitive.  Prices on all vehicles are clearly displayed on each vehicle’s information sticker, on carmax.com and on applicable online classified sites on which they are listed.  We extend our no-haggle philosophy to every component of the vehicle transaction, including vehicle appraisal offers, financing rates and ESP and GAP pricing.

Wholesale Auctions.  Vehicles purchased through our in-store appraisal process that do not meet our retail standards are sold through on-site wholesale auctions.  As of February 28, 2014, wholesale auctions were conducted at 60 of our 131 superstores and were generally held on a weekly or bi-weekly basis.  Auction frequency at a given superstore is determined by the number of vehicles to be auctioned, which depends on the number of stores in that market and the consumer awareness of CarMax and our in-store appraisal offer.  The typical wholesale vehicle is approximately 10 years old and has more than 100,000 miles.  Participants in CarMax auctions must be licensed automobile dealers, who are required to register with our centralized auction support group.  The majority of the participants are independent automobile dealers.  We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  The average auction sales rate was 97% in fiscal 2014.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.

Extended Service Plans and Guaranteed Asset Protection.  At the time of the sale, we offer the customer an ESP.  We sell these plans on behalf of unrelated third parties that are the primary obligors.  We have no contractual liability to the customer for claims under the service agreements.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations) and include multiple mileage and deductible options, depending on the vehicle odometer reading, make and model.  We offer ESPs at competitive, fixed prices, which take into consideration the historical repair record of the vehicle make and model, the mileage option selected and the deductible chosen.  All ESPs that we sell (other than manufacturer programs) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  In fiscal 2014, more than 60% of the customers who purchased a used vehicle also purchased an ESP.

Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the quality of the services provided by this network, as well as the broad scope of our ESPs, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.

We also offer GAP at the time of the sale.  GAP is a product that will pay the difference between the customer’s insurance settlement and the finance contract payoff amount on their vehicle in the case of a total loss or unrecovered theft.  We sell this product on behalf of an unrelated third party that is the primary obligor.  GAP has been designed to our specifications and is administered by the third party through a private-label arrangement.  We receive a commission from the administrator at the time of sale.  In fiscal 2014, more than 25% of customers who purchased a used vehicle also purchased GAP.

Reconditioning and Service.  An integral part of our used car consumer offer is the renewal process used to make sure every car meets our high standards before it can become a CarMax Quality Certified vehicle.  This process includes a comprehensive CarMax Quality Inspection of the engine and all major systems, including cooling, fuel, drivetrain, transmission, electronics, suspension, brakes, steering, air conditioning and other equipment, as well as the interior and exterior of the vehicle.  Based on this quality inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services.  Many superstores depend upon nearby, typically larger, superstores for reconditioning, which increases efficiency and reduces overhead.

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

Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and our arrangements with several industry-leading financial institutions.  We believe our program enables us to capture additional sales and enhances the CarMax consumer offer.  Credit applications are initially reviewed by CAF.  Customers who are not approved by CAF may be evaluated by the other financial institutions.  Having an array of finance sources increases discrete approvals, expands finance opportunities for our customers and mitigates risk to CarMax.  In fiscal 2014, 91% of our applicants received an approval from one or more of our sources.  We periodically test additional third-party providers.

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

Associates

On February 28, 2014, we had a total of 20,171 full- and part-time associates, including 15,050 hourly and salaried associates and 5,121 sales associates, who worked on a commission basis.  We employ additional associates during peak selling seasons.  As of February 28, 2014, our location general managers averaged 10 years of CarMax experience, in addition to prior retail management experience.  We staff each newly opened store with associates who have extensive CarMax training.

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

AVAILABILITY OF REPORTS AND OTHER INFORMATION

The following items are available free of charge through the “Corporate Governance” link on our investor information home page at investor.carmax.com, shortly after we file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, and the charters of the Audit, Nominating and Governance, and Compensation and Personnel Committees.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct on our website.  The contents of our website are not, however, part of this report.

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

We operate in a highly competitive industry.  Failure to develop and execute strategies to remain the nation’s preferred retailer of used vehicles and to adapt to the increasing use of the Internet to market, buy and sell used vehicles could adversely affect our business, sales and results of operations.

Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.   Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers in particular, including publicly-traded auto retailers, have increased their sales of used vehicles since the recession.  If this trend continues, it could result in increased acquisition costs for used vehicles and lower-than-expected retail sales and margins.

Some of our competitors have recently announced plans for rapid expansion, including into markets with CarMax locations.  Some of our competitors have also borrowed or attempted to borrow portions of the consumer offer that we pioneered when we opened our first used car superstore in 1993, including our use of low, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us.  In addition, competitors who have franchise relationships with automotive manufacturers brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.  This competitive activity could result in increased acquisition costs for used vehicles and lower-than-expected retail sales and margins.

The increasing use of the Internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  The increasing on-line availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. In addition, our competitive standing is affected by companies, including search engines and online classified sites, that are not direct competitors but that may direct on-line traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax otherwise to market its vehicles on-line (for example, by declining to list CarMax Quality Certified vehicles as “certified” on their classified sites).  This could have a material adverse effect on our business, sales and results of operations.

The increasing use of the Internet to facilitate consumers’ sales or trade-ins of their current vehicles could have a material adverse effect on our ability to source vehicles through our appraisal process, which in turn could have a material adverse effect on our vehicle acquisition costs and results of operations.  For example, certain websites provide on-line appraisal tools to consumers that generate offers and facilitate purchases by dealers other than CarMax.  The popularity of these tools appears to be increasing.

In addition to the direct competition and increasing use of the Internet described above, there are companies that sell software solutions to new and used car dealers to enable those dealers to, among other things, more efficiently source inventory.  Although these companies do not compete with CarMax, the increasing use of such products by dealers who compete with CarMax could reduce the relative competitive advantage of CarMax’s internally developed proprietary systems and could result in increased acquisition costs for used vehicles and lower-than-expected retail sales and margins.

Our wholesale activities are also subject to competition.  Since we sell vehicles that do not meet our retail standards through on-site wholesale auctions, our competition includes automotive wholesalers such as Manheim, a subsidiary of Cox Enterprises, and KAR Auction Services, Inc.  These competitors sell the same or similar makes of vehicles that we sell in the same or similar markets at competitive prices.  This competitive activity could result in decreased wholesale margins and could adversely affect our results of operations.

Our CAF segment is subject to competition from various financial institutions, including banks and credit unions, which provide vehicle financing to consumers.  If we were unable to continue providing competitive finance offers to our customers through CAF, it could result in a greater percentage of sales financed through our third-party financing providers, which financings are generally less profitable to CarMax.  In addition, we believe that CAF allows us to capture additional sales.  Accordingly, if CAF was unable to continue making competitive finance offers to our customers, it could have a material adverse effect on our business, sales and results of operations.

The automotive retail industry in general and our business in particular are sensitive to economic conditions.  These conditions could adversely affect our business, sales, results of operations and financial condition.

We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as acts of terrorism.  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, including the used vehicles that we sell, and the availability of consumer credit to finance vehicle purchases.  This could result in lower sales, decreased margins on units sold, and decreased profits for our CAF segment. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.

These dynamics were apparent in the difficult U.S. economic environment during the most recent recession, which adversely affected the automotive retail industry in general, including CarMax. While many of these indicators have improved more recently, there can be no assurance that they will continue to do so or that improvements will result in benefits to our sales and results of operations. Any significant change or deterioration in economic conditions could have a material adverse effect on our business, sales, results of operations and financial condition.

Our business is dependent upon capital to fund growth and to support the activities of our CAF segment.  Changes in capital and credit markets could adversely affect our business, sales, results of operations and financial condition.

Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion, could adversely affect sales, operating strategies and store growth.  Although we have financed recent geographic expansion with internally generated cash flows, there can be no assurance that we will continue to generate sufficient cash flows to fund growth.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our geographic expansion.

Changes in the availability or cost of the long-term financing to support the origination of auto loan receivables through CAF could adversely affect sales and results of operations.  We use a securitization program to fund substantially all of the auto loan receivables originated by CAF.  Initially, we sell most of these receivables into our warehouse facilities.  We periodically refinance receivables through term securitizations.  Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CAF’s loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.

Our revolving credit facility and certain securitization and sale-leaseback agreements contain covenants and performance triggers.  Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility.  If our ability to secure funds from the facility were significantly impaired, our access to working capital would be impacted, our ability to maintain appropriate inventory levels could be affected and these conditions—especially if coupled with a failure to generate significant cash flows—could have a material adverse effect on our business, sales, results of operations and financial condition.

We rely on third-party financing providers to finance a significant portion of our customers’ vehicle purchases.  Accordingly, our sales and results of operations are partially dependent on the actions of these third parties.

We provide financing to qualified customers through CAF and a number of third-party financing providers.  If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations.  Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

CarMax was founded on the fundamental principle of integrity.  Failure to maintain a reputation of integrity and to otherwise maintain and enhance our brand could adversely affect our business, sales and results of operations.

Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering low, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles and superior customer service is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation.  Even the perception of a decrease in the quality of our brand could impact results.

The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which reputation can be affected.  We monitor social media and attempt to address customer concerns, provide accurate information and protect our reputation, but there can be no guarantee that our efforts will succeed.  If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.

Our success depends upon the continued contributions of our more than 20,000 associates.

Our associates are the driving force behind our success.  We believe that one of the things that sets CarMax apart is a culture centered on valuing all associates.  Our failure to maintain this culture or to continue recruiting, developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.  Our ability to recruit associates while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, our growth plans, changes in employment legislation, and competition for qualified employees in the industry and regions in which we operate and for qualified service technicians in particular.  Our ability to recruit associates while controlling related costs is also subject to our ability to maintain positive associate relations.  If we are unable to do so, or if despite our efforts we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

Our success also depends upon the continued contributions of our store, region and corporate management teams.  Consequently, the loss of the services of any of these associates could have a material adverse effect on our business, sales and results of operations.  In addition, an inability to build our management bench strength to support store growth could have a material adverse effect on our business, sales and results of operations.

We collect sensitive confidential information from our customers.  A breach of this confidentiality, whether due to a cyber-security or other incident, could result in harm to our customers and damage to our brand.

We collect, process and retain sensitive and confidential customer information in the normal course of business and may share that information with our third-party service providers.  This information includes the information customers provide when purchasing a vehicle and applying for vehicle financing.  We also collect, process and retain sensitive and confidential associate information in the normal course of business and may share that information with our third-party service providers.  Although we have taken measures designed to safeguard such information and have received assurances from our third-party providers, our facilities and systems, and those of third-party providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Several national retailers have recently disclosed security breaches involving sophisticated cyber-attacks which were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.

Our business is sensitive to changes in the prices of new and used vehicles.

Any significant changes in retail prices for new and used vehicles could have a material adverse effect on our sales and results of operations.  For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on sales and results of operations and could result in decreased used margins.  Manufacturer incentives could contribute to narrowing this price gap.  In addition, any significant changes in wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing wholesale margins.

Our business is dependent upon access to vehicle inventory.  Obstacles to acquiring inventory—whether because of supply, competition, or other factors—or a failure to expeditiously liquidate that inventory could have a material adverse effect on our business, sales and results of operations.

A reduction in the availability of or access to sources of inventory could have a material adverse effect on our business, sales and results of operations.  Although the supply of late-model used vehicles appears to be increasing recently, there can be no assurance that this trend will continue or that it will benefit CarMax.

We source a significant percentage of our vehicles though our appraisal process and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  It could also force us to purchase a greater percentage of our inventory from third-party auctions, which is generally less profitable for CarMax.  Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third-party websites driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.

Used vehicle inventory is subject to depreciation risk.  Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs could have a material adverse effect on our results of operations.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations.  Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, sales, results of operations and financial condition.

We are subject to a wide range of federal, state and local laws and regulations.  Our sale of used vehicles is subject to state and local licensing requirements, federal and state laws regulating vehicle advertising, and state laws regulating vehicle sales and service.  Our provision of vehicle financing is subject to federal and state laws regulating the provision of consumer finance.  Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety.  In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies and large employers generally, including federal employment practices, securities and tax laws.  For additional discussion of these laws and regulations, see the section of this Form 10-K titled “Laws and Regulations.”

The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations.  We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations.  For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) regulates, among other things, the provision of consumer financing.  The Dodd-Frank Act established a new consumer financial protection agency, the Consumer Financial Protection Bureau (“CFPB”), with broad regulatory powers.  The CFPB is responsible for administering and enforcing laws and regulations related to consumer financial products and services.  The evolving regulatory environment in the wake of the Dodd-Frank Act and the creation of the CFPB may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations. The Patient Protection and Affordable Care Act of 2010, as it is phased in over time, significantly affects the provision of health care services and will increase the costs we incur to provide our associates with health coverage.  Current federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt store operations, and have a material adverse effect on our business, sales and results of operations.

Private plaintiffs and federal, state and local regulatory and law enforcement authorities continue to scrutinize advertising, sales, financing and insurance activities in the sale and leasing of motor vehicles.  If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, our differentiation versus those retailers could be reduced.  See the risk factor titled “We operate in a highly competitive industry” for discussion of this risk.

We are a growth retailer.  Our failure to manage our growth and the related challenges could have a material adverse effect on our business, sales and results of operations.

The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  The expansion of our store base also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 20,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

If we are forced to curtail or stop growth, as we did during the recession, it could have a material adverse effect on our business and results of operations.

We rely on sophisticated information systems to run our business.  The failure of these systems could have a material adverse effect on our business, sales and results of operations.

Our business is dependent upon the integrity and efficient operation of our information systems.  In particular, we rely on our information systems to manage sales, inventory, our customer-facing websites (carmax.com and carmaxauctions.com), consumer financing and customer information.  The failure of these systems to perform as designed, or the failure to maintain or update these systems as necessary, could disrupt our business operations and have a material adverse effect on our sales and results of operations.

In addition, despite our ongoing efforts to maintain and enhance the integrity and security of these systems, we could be subjected to attacks by hackers, including denial-of-service attacks directed at our websites or other system breaches or malfunctions due to associate error or misconduct or other disruptions.  Such incidents could disrupt our business and have a material adverse effect on sales and results of operations.  See the risk factor above titled “We collect sensitive confidential information from our customers” for the risks associated with a breach of confidential customer or associate information.

We are subject to numerous legal proceedings.  If the outcomes of these proceedings are adverse to CarMax, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Our business is sensitive to conditions affecting automotive manufacturers.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence.  Recalls could adversely affect used vehicle sales or valuations and could expose us to litigation and adverse publicity related to the sale of a recalled vehicle, which could have a material adverse effect on our business, sales and results of operations.

Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of CarMax’s assets, liabilities, revenues, earnings and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain.  These policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8.

The implementation of new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.

Our business is subject to seasonal fluctuations.

Our business is subject to seasonal fluctuations.  We generally realize a higher proportion of revenue and operating profit during the first and second fiscal quarters.  If conditions arise that impair vehicle sales during the first or second fiscal quarters, these conditions could have a disproportionately large adverse effect on our annual results of operations.

Our business is sensitive to weather events.

The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes, extended periods of unusually cold weather or natural disasters, could cause store closures or affect the timing of consumer demand, either of which could adversely affect consumer traffic and could have a material adverse effect on our sales and results of operations in a given period.

We are subject to local conditions in the geographic areas in which we are concentrated.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our retail vehicle operations in two basic formats – production and non-production superstores.  Production superstores are those locations at which vehicle reconditioning is performed.  Production superstores have more service bays and require additional space for work-in-process inventory and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production superstore on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some superstores that are constructed to accommodate reconditioning activities may initially be operated as non-production superstores until we expand our presence in that market.  As of February 28, 2014, we operated 73 production superstores and 58 non-production superstores.

As of February 28, 2014, we operated 60 wholesale auctions, most of which were located at production superstores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.  As of February 28, 2014, we also operated one new car store, which was located adjacent to our used car superstore in Laurel, Maryland.  Our remaining three new car franchises are operated as part of our used car superstores.

Production superstores are generally on 10 to 25 acres, but a few range from 20 to 35 acres, and non-production superstores are generally on 4 to 12 acres.

Used Car Superstores as of February 28, 2014

Total
Alabama	2
Arizona	3
California	18
Colorado	3
Connecticut	2
Delaware	1
Florida	13
Georgia	8
Illinois	6
Iowa	1
Indiana	2
Kansas	2
Kentucky	2
Louisiana	1
Maryland	6
Massachusetts	1
Mississippi	1
Missouri	3
Nebraska	1
Nevada	2
New Mexico	1
North Carolina	8
Ohio	4
Oklahoma	2
Pennsylvania	2
South Carolina	3
Tennessee	7
Texas	13
Utah	1
Virginia	9
Wisconsin	3
Total	131

As of February 28, 2014, we leased 57 of our 131 used car superstores, our new car store and our CAF office building in Atlanta, Georgia.  We owned the remaining 74 stores currently in operation.  We also owned our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion

Since opening our first used car superstore in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2014, we operated 131 used car superstores in 64 U.S. markets, which represented approximately 57% of the U.S. population.  We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening 3 superstores that year, 5 superstores in fiscal 2012, 10 superstores in fiscal 2013 and 13 superstores in fiscal 2014.  We currently plan to open 13 superstores in fiscal 2015 and between 10 and 15 in each of the following two fiscal years.

For additional details on our future expansion plans, see “Fiscal 2014 Planned Superstore Openings,” included in Part II, Item 7, of this Form 10-K.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011.  The plaintiffs appealed the court’s ruling to the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court’s order granting CarMax’s motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court. On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

The Company is a class member in a consolidated and settled class action lawsuit (In Re Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litig., Case No. 10-2151 (C.D. Cal.), consolidated as of April 9, 2010) against Toyota Motor Corp. and Toyota Motor Sales, USA, Inc. (collectively, “Toyota”) related to the economic loss associated with certain Toyota vehicles equipped with electronic throttle controls systems and the potential unintended acceleration of these vehicles. On April 3, 2014, the claims administrator in this matter provided notice to the Company that the Company may recover approximately $20 million (net of attorney’s fees and expenses) as its share of the settlement proceeds in the third calendar quarter of

2014. The estimated recovery: (1) may be reduced to the extent that the total claims made exceed the settlement pool; (2) is subject to final approval of supporting documentation; and (3) remains subject to the entry of a final approval order from the district court judge. We will recognize these proceeds when funds are received from the claims administrator.

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

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2014, there were 221,685,984 shares of CarMax common stock outstanding and we had approximately 4,200 shareholders of record.  As of that date, there were no preferred shares outstanding.

The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2014
High	$48.86	$50.00	$52.47	$53.08
Low	$38.13	$42.21	$45.91	$43.90

Fiscal 2013
High	$35.17	$30.68	$36.55	$40.22
Low	$27.28	$24.83	$28.04	$34.21

To date, we have not paid a cash dividend on CarMax common stock.

During the fourth quarter of fiscal 2014, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2014.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)

December 1-31, 2013	255,300	$47.26	255,300	$387,934,741
January 1-31, 2014	1,327,815	$45.15	1,327,815	$327,983,025
February 1-28, 2014	971,110	$47.28	971,110	$282,073,267
Total	2,554,225		2,554,225

(1)

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, of which approximately $282 million remained outstanding as of February 28, 2014. Subsequent to the end of fiscal 2014, in March 2014, our board of directors authorized the repurchase of up to an additional $1.0 billion of our common stock through December 31, 2015.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2009, and the reinvestment of all dividends, as applicable.

As of February 28 or 29
	2009	2010	2011	2012	2013	2014
CarMax	$ 100.00	$ 214.10	$ 375.08	$ 325.45	$ 407.32	$ 513.57
S&P 500 Index	$ 100.00	$ 153.62	$ 188.30	$ 197.94	$ 224.58	$ 281.57
S&P 500 Retailing Index	$ 100.00	$ 170.19	$ 209.79	$ 240.83	$ 296.17	$ 397.86

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share)	FY14	FY13	FY12	FY11 (1)	FY10	FY09
Income statement information
Used vehicle sales	$10,306.3	$8,747.0	$7,826.9	$7,210.0	$6,192.3	$5,690.7
New vehicle sales	212.0	207.7	200.6	198.5	186.5	261.9
Wholesale vehicle sales	1,823.4	1,759.6	1,721.6	1,301.7	844.9	779.8
Other sales and revenues	232.6	248.6	254.5	265.3	246.6	241.6
Net sales and operating revenues	12,574.3	10,962.8	10,003.6	8,975.6	7,470.2	6,974.0
Gross profit	1,648.7	1,464.4	1,378.8	1,301.2	1,098.9	968.2
CarMax Auto Finance income	336.2	299.3	262.2	220.0	175.2	15.3
SG&A	1,155.2	1,031.0	940.8	878.8	792.2	856.1
Interest expense	30.8	32.4	33.7	34.7	36.0	38.6
Earnings before income taxes	797.3	701.4	666.9	608.2	446.5	90.5
Income tax provision	304.7	267.1	253.1	230.7	168.6	35.2
Net earnings	492.6	434.3	413.8	377.5	277.8	55.2
Share and per share information
Weighted average diluted shares outstanding	227.6	231.8	230.7	227.6	222.2	219.4
Diluted net earnings per share	$2.16	$1.87	$1.79	$1.65	$1.24	$0.25
Balance sheet information
Total current assets	$2,643.2	$2,310.1	$1,853.4	$1,410.1	$1,556.4	$1,287.8
Auto loan receivables, net	7,147.8	5,895.9	4,959.8	4,320.6	―	―
Total assets	11,707.2	9,888.6	8,331.5	7,125.5	2,856.4	2,693.6
Total current liabilities	875.5	684.2	646.3	522.7	490.5	502.7
Short-term debt and current portion:
Non-recourse notes payable	223.9	182.9	174.3	132.5	―	―
Other	19.0	16.5	15.1	13.6	133.6	168.2
Non-current debt:
Non-recourse notes payable	7,024.5	5,672.2	4,509.8	3,881.1	―	―
Other	315.9	337.5	353.6	367.6	378.5	539.6
Total shareholders’ equity	3,317.0	3,019.2	2,673.1	2,239.2	1,884.6	1,547.9
Unit sales information
Used vehicle units sold	526,929	447,728	408,080	396,181	357,129	345,465
Wholesale vehicle units sold	342,576	324,779	316,649	263,061	197,382	194,081
Percent changes in
Comparable store used vehicle unit sales	12	5	1	10	1	(16)
Total used vehicle unit sales	18	10	3	11	3	(8)
Wholesale vehicle unit sales	5	3	20	33	2	(13)
Net sales and operating revenues	15	10	11	20	7	(15)
Net earnings	13	5	10	36	403	(69)
Diluted net earnings per share	16	4	8	33	396	(69)
Other year-end information
Used car superstores	131	118	108	103	100	100
Associates	20,171	18,111	16,460	15,565	13,439	13,035

(1)Reflects the adoption in fiscal 2011 of ASU Nos. 2009-16 and 2009-17 effective March 1, 2010, to recognize the transfers of auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of February 28, 2014, we operated 131 used car superstores in 64 markets, comprising 46 mid-sized markets, 15 large markets and 3 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2014, we sold 526,929 used cars, representing 99% of the total 534,690  vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer features low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; and superior customer service.  Our website, carmax.com, and related mobile apps are valuable tools for communicating the CarMax consumer offer, as well as sophisticated search engines and efficient channels for customers who prefer to start their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended service plans (“ESPs”), a guaranteed asset protection (“GAP”) product and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We seek to build customer satisfaction by offering high-quality vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions. Vehicles repossessed and liquidated by CAF are also generally sold through our wholesale auctions. Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of February 28, 2014, we conducted auctions at 60 used car superstores.  During fiscal 2014, we sold 342,576 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

We sell ESPs and GAP on behalf of unrelated third parties who are the primary obligors.  As of February 28, 2014, the used vehicle third-party ESP providers were CNA National Warranty Corporation and The Warranty Group, and the third-party GAP provider was Safe-Guard Products International, LLC.  ESP revenue represents commissions earned on the sale of ESPs and GAP from the unrelated third parties.

We provide financing to qualified retail customers through CAF and our arrangements with several industry-leading financial institutions.  As of February 28, 2014, these third parties included Santander Consumer USA, Wells Fargo Dealer Services, Capital One Auto Finance, American Credit Acceptance, Westlake Financial Services and Exeter Finance Corp.  Depending on the credit profile of the customer, the third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  The fee amount is independent of any finance term offered to the customer; it does not vary based on the amount financed, the term of the loan, the interest rate or the loan-to-value ratio.  We refer to the third-party providers who pay us a fee as prime and nonprime providers, and we refer to the providers to whom we pay a fee as subprime providers.  We have no recourse liability for credit losses on retail installment contracts arranged with third-party providers.

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We randomly test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41% of our retail vehicle unit sales in fiscal 2014.  As of February 28, 2014, CAF serviced approximately 532,000 customer accounts in its $7.18 billion portfolio of managed receivables.

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.

In December 2008, we temporarily suspended store growth due to the weak economic and sales environment.  We resumed store growth in fiscal 2011, opening 3 superstores in that year, 5 superstores in fiscal 2012, 10 superstores in fiscal 2013 and 13 superstores in fiscal 2014.  We currently plan to open 13 superstores in fiscal 2015 and between 10 and 15 superstores in each of the following two fiscal years.  While we currently have more than 130 superstores, we are still in the midst of the national rollout of our retail concept, and as of February 28, 2014, we had used car superstores located in markets that comprised approximately 57% of the U.S. population.

The principal challenges we face in expanding our store base include our ability to hire qualified associates and build our management bench strength to support our store growth, and our ability to procure suitable real estate at favorable terms.  We staff each newly opened store with associates who have extensive CarMax training.  Therefore, we must recruit, train and develop managers and associates to fill the pipeline necessary to support future store openings.

Fiscal 2014 Highlights

•

Net sales and operating revenues increased 15% to $12.57 billion from $10.96 billion in fiscal 2013.  Net earnings grew 13% to $492.6 million from $434.3 million in fiscal 2013, while net earnings per diluted share grew 16% to $2.16, compared with $1.87 in the prior year.

•

Used vehicle revenues increased 18% to $10.31 billion versus $8.75 billion in fiscal 2013.  Used vehicle unit sales rose 18%, reflecting the combination of a 12% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

•	Wholesale vehicle revenues increased 4% to $1.82 billion versus $1.76 billion in fiscal 2013. Wholesale vehicle unit sales increased 5%, primarily due to the growth in our store base.
•

Other sales and revenues declined 6% to $232.6 million from $248.6 million in fiscal 2013, reflecting a reduction in net third-party finance fees and only modest growth in ESP revenue.  During fiscal 2014, we corrected our accounting related to cancellation reserves for ESP and GAP, with resulting increases in reserves related to activity for fiscal 2014, fiscal 2013, and fiscal 2012.  The increase in the cancellation reserves largely offset the growth in ESP revenues resulting from our increase in used unit sales and a higher ESP penetration rate.

•	Total gross profit increased 13% to $1.65 billion compared with $1.46 billion in fiscal 2013, primarily reflecting the increased sales of used vehicles.
•

Selling, general and administrative (“SG&A”) expenses rose 12% to $1.16 billion from $1.03 billion in fiscal 2013.  The increase reflected the 11%  increase in our store base during fiscal 2014 (representing the addition of 13 stores) and higher variable selling costs resulting from the 12% increase in comparable store used unit sales.  SG&A per retail unit declined $102 to $2,161 versus $2,263 in fiscal 2013, as our comparable store used unit sales growth generated overhead leverage.

•

CAF income increased 12% to $336.2 million compared with $299.3 million in fiscal 2013.  The improvement resulted from a 23% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 6.9% of average managed receivables from 7.4% in fiscal 2013.  The allowance for loan losses as a percent of ending managed receivables remained consistent at 0.97% as of the end of both fiscal 2014 and fiscal 2013.

•

Net cash used in operating activities totaled $613.2 million in fiscal 2014 compared with $778.4 million in fiscal 2013.  These amounts included increases in auto loan receivables of $1.32 billion and $992.2 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been $711.0 million in fiscal 2014 versus $213.8 million in fiscal 2013, with the increase primarily driven by changes in inventory, accounts payable and net income.

CRITICAL ACCOUNTING POLICIES

Our results of operations and financial condition as reflected in the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We regularly evaluate these estimates and assumptions.  Note 2 includes a discussion of significant accounting policies.  The accounting policies discussed below are the ones we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

Financing and Securitization Transactions

We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.  CAF income included in the consolidated statements of earnings primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize commission revenue at the time of sale, net of a reserve for estimated customer cancellations. Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to customer cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of ESP and GAP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $7.2 million as of February 28, 2014.  See Note 8 for additional information on cancellation reserves.

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

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 28, 2014, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales and Operating Revenues

	Years Ended February 28 or 29
(In millions)	2014	Change	2013	Change	2012
Used vehicle sales	$10,306.3	17.8%	$8,747.0	11.8%	$7,826.9
New vehicle sales	212.0	2.1%	207.7	3.6%	200.6
Wholesale vehicle sales	1,823.4	3.6%	1,759.6	2.2%	1,721.6
Other sales and revenues:
Extended service plan revenues	208.9	3.0%	202.9	13.0%	179.6
Service department sales	106.4	4.6%	101.8	3.2%	98.6
Third-party finance fees, net	(82.8)	(47.6)%	(56.1)	(136.0)%	(23.8)
Total other sales and revenues	232.6	(6.4)%	248.6	(2.3)%	254.5
Total net sales and operating revenues	$12,574.3	14.7%	$10,962.8	9.6%	$10,003.6

Unit Sales

	Years Ended February 28 or 29
	2014	2013	2012
Used vehicles	526,929	447,728	408,080
New vehicles	7,761	7,855	7,679
Wholesale vehicles	342,576	324,779	316,649

Average Selling Prices

	Years Ended February 28 or 29
	2014	2013	2012
Used vehicles	$19,408	$19,351	$18,995
New vehicles	$27,205	$26,316	$25,986
Wholesale vehicles	$5,160	$5,268	$5,291

Used Vehicle Sales Changes

	Years Ended February 28 or 29
	2014	2013	2012
Used vehicle units	18%	10%	3%
Used vehicle dollars	18%	12%	9%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Years Ended February 28 or 29
	2014	2013	2012
Used vehicle units	12%	5%	1%
Used vehicle dollars	12%	7%	7%

Wholesale Vehicle Sales Changes

	Years Ended February 28 or 29
	2014	2013	2012
Wholesale vehicle units	5%	3%	20%
Wholesale vehicle dollars	4%	2%	32%

Change in Used Car Superstore Base

	Years Ended February 28 or 29
	2014	2013	2012
Used car superstores, beginning of period	118	108	103
Superstore openings	13	10	5
Used car superstores, end of period	131	118	108

Used Vehicle Sales

Fiscal 2014 Versus Fiscal 2013.  The 18% increase in used vehicle revenues in fiscal 2014 resulted from a corresponding increase in used unit sales.  The increase in unit sales included a 12% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth was primarily driven by improved conversion, as well as a modest increase in store traffic.  We believe the strong conversion reflected continued improvements in execution in our stores and the attractive credit environment experienced during fiscal 2014.

Our data indicates that in our markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 16% in fiscal 2014.  We believe our ability to grow market share year after year is a reflection of the strength of our consumer offer, the skill of our associates and the preference for our brand.

Fiscal 2013 Versus Fiscal 2012.  The 12% increase in used vehicle revenues in fiscal 2013 resulted from a 10% increase in used unit sales and a 2% increase in average retail selling price.  The increase in used unit sales included a 5% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store unit growth was driven by improved conversion, which we believe benefited from a variety of factors, including more compelling credit offers from third-party finance providers and CAF, increased inventory selection and continued strong in-store execution.

The increase in average retail selling price primarily reflected changes in our sales mix by vehicle age, with an increased mix of ages 0-2 vehicles and a reduced mix of ages 3-4 vehicles, which corresponds to the model years in shortest supply.  The overall supply of late-model used vehicles being remarketed has been constrained following four years of new car industry sales at rates significantly below pre-recession levels.  During much of the period from 2009 through 2011, wholesale vehicle industry values rose, which increased our vehicle acquisition costs and average selling prices compared with pre-recession periods.  We believe the constrained supply of late-model used vehicles and the resulting increase in selling prices had an adverse effect on our used vehicle sales in recent years.  As new car industry sales return to historical levels, the supply of late-model used vehicles should gradually improve, which we believe will benefit our business.

Our data indicated that in our markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 7% in fiscal 2013.

Wholesale Vehicle Sales

Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

Fiscal 2014 Versus Fiscal 2013.  The 4% increase in wholesale vehicle revenues in fiscal 2014 resulted from a 5% increase in wholesale unit sales, partially offset by a 2% reduction in average wholesale vehicle selling price.  The wholesale unit growth primarily reflected the growth in our store base, as well as an increase in the appraisal buy rate.  However, we experienced a reduced mix of wholesale vehicles in our appraisal traffic that partially offset the benefit of our store growth and increased buy rate.

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

Other Sales and Revenues

Other sales and revenues include commissions on the sale of ESPs and GAP (collectively reported in ESP revenues, net of a reserve for estimated customer cancellations), service department sales and net third-party finance fees.  The fixed, per-vehicle fees paid to us by prime and nonprime third-party finance providers may vary, reflecting the providers’ differing levels of credit risk exposure.  The fixed, per-vehicle fees that we pay to the subprime providers are reflected as an offset to finance fee revenues received from prime and nonprime providers.  In previous years, the percentage of our retail unit sales financed by subprime providers excluded sales associated with a third-party referral program.  These sales are now included in this percentage for current and prior periods.

Fiscal 2014 Versus Fiscal 2013.  Other sales and revenues declined 6% in fiscal 2014, reflecting a reduction in net third-party finance fees and only modest growth in ESP revenue.  The decrease in net third-party finance fees was driven by a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to 19% in fiscal 2014 versus 16% in fiscal 2013.  Throughout fiscal 2013 and for most of fiscal 2014, the volume and share of financing originated by the third-party subprime providers increased on a year-over-year basis, as these providers made more attractive offers to customers.  In the fourth quarter of fiscal 2014, however, the subprime providers moderated their credit offerings, and as a result, their share of financings for the fourth quarter was flat with fiscal 2013.

During fiscal 2014, we corrected our accounting related to cancellation reserves for ESP and GAP, with resulting increases in reserves related to activity for fiscal 2014, fiscal 2013, and fiscal 2012.  The portion of the increase in reserves related to prior fiscal years totaled $19.5 million.  The effect of the increase in the cancellation reserves largely offset the growth in ESP revenues resulting from our increase in used unit sales and a higher ESP penetration rate.

Fiscal 2013 Versus Fiscal 2012.  Other sales and revenues declined 2% in fiscal 2013, as an increase in ESP revenues was more than offset by a decrease in net third-party finance fees.  ESP revenues increased 13%, primarily reflecting the growth in our retail vehicle unit sales and an increase in ESP penetration.  The decrease in net third-party finance fees was driven by a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the subprime providers to 16% in fiscal 2013 versus 10% in fiscal 2012.  The growth in the subprime sales mix primarily resulted from more compelling credit offers being made by the subprime providers.

Gross Profit

	Years Ended February 28 or 29
(In millions)	2014	Change	2013	Change	2012
Used vehicle gross profit	$1,143.9	17.7%	$971.5	9.3%	$888.6
New vehicle gross profit	4.5	(9.5)%	5.0	(23.8)%	6.5
Wholesale vehicle gross profit	313.9	1.9%	308.1	2.1%	301.8
Other gross profit	186.5	3.7%	179.8	(1.2)%	181.9
Total	$1,648.7	12.6%	$1,464.4	6.2%	$1,378.8

Gross Profit per Unit

	Years Ended February 28 or 29
	2014		2013		2012
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,171	11.1	$2,170	11.1	$2,177	11.4
New vehicle gross profit	$577	2.1	$630	2.4	$847	3.2
Wholesale vehicle gross profit	$916	17.2	$949	17.5	$953	17.5
Other gross profit	$349	80.2	$395	72.3	$438	71.5
Total gross profit	$3,083	13.1	$3,214	13.4	$3,316	13.8

 (1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit

We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and our frequent inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.

We employ a volume-based strategy, and we systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include changes in our vehicle reconditioning costs, changes in the percentage of vehicles sourced directly from consumers through our appraisal process and changes in the wholesale pricing environment.  Vehicles purchased directly from consumers typically generate more gross profit per unit compared with vehicles purchased at auction.  Over the past several years, we have been able to manage to a relatively consistent used vehicle gross profit per unit.

Fiscal 2014 Versus Fiscal 2013.  Used vehicle gross profit increased 18% in fiscal 2014, driven by the corresponding increase in used unit sales.  Used vehicle gross profit per unit remained consistent at $2,171 in fiscal 2014 versus $2,170 in fiscal 2013.

Fiscal 2013 Versus Fiscal 2012.  Used vehicle gross profit increased 9% in fiscal 2013, driven primarily by the 10% increase in used unit sales.  Used vehicles gross profit per unit was only marginally lower, averaging $2,170 in fiscal 2013 versus $2,177 in fiscal 2012.

Wholesale Vehicle Gross Profit

Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as the continued strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.

Fiscal 2014 Versus Fiscal 2013.  Wholesale vehicle gross profit increased 2% in fiscal 2014, with the 5% increase in wholesale unit sales partially offset by a 3% reduction in wholesale gross profit per unit, which moderated to $916 in fiscal 2014 compared with $949 in fiscal 2013.

Fiscal 2013 Versus Fiscal 2012.  Wholesale vehicle gross profit increased 2% in fiscal 2013, driven by the 3% increase in wholesale unit sales.  Wholesale gross profit per unit was relatively stable, declining only $4 per unit.

Other Gross Profit

Other gross profit includes profits related to ESP and GAP revenues, net third-party finance fees and service department operations, including used vehicle reconditioning.  We have no cost of sales related to ESP and GAP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers. Third-party finance fees are reported net of the fees we pay to third-party subprime finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Fiscal 2014 Versus Fiscal 2013.  Other gross profit increased 4% in fiscal 2014, as higher service department gross profits and a modest increase in ESP gross profit,  was largely offset by the reduction in net third-party finance fees.  ESP gross profit was reduced by our correction in accounting related to cancellation reserves for ESP and GAP. Service department gross profit rose $27.3 million in fiscal 2014, primarily due to increases in gross profit associated with used vehicle reconditioning, which benefited from strong used unit sales growth and the resulting leverage of service overhead costs.

Fiscal 2013 Versus Fiscal 2012.    Other gross profit declined 1% in fiscal 2013, as improved service department and ESP profits were more than offset by the lower net third-party finance fees.

Impact of Inflation

Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

In the years following the recession, we experienced a period of appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of late-model used vehicles in the market.  This reduced supply was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods.  The higher wholesale values increased both our vehicle acquisition costs and our used vehicle average selling prices, which climbed from $16,291 in fiscal 2009 to $19,408 in fiscal 2014.  In fiscal 2013 and fiscal 2012, we also experienced inflationary increases in key reconditioning costs.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Years Ended February 28 or 29
(In millions except per unit data)	2014	Change	2013		Change	2012
Compensation and benefits (1)	$656.7	12.9%	$581.9		11.7%	$521.0
Store occupancy costs	216.8	8.5%	199.9		6.5%	187.6
Advertising expense	112.2	5.6%	106.3		7.2%	99.1
Other overhead costs (2)	169.5	18.6%	142.9		7.5%	133.1
Total SG&A expenses	$1,155.2	12.0%	$1,031.0		9.6%	$940.8
SG&A per retail unit	$2,161	$(102)	$2,263	$	―	$2,263

 (1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

Fiscal 2014 Versus Fiscal 2013.  SG&A expenses increased 12% in fiscal 2014.  The increase reflected the 11%  increase in our store base during fiscal 2014 (representing the addition of 13 stores) and higher variable selling costs resulting from the 12% increase in comparable store used unit sales.  SG&A per retail unit declined $102 to $2,161 versus $2,263 in fiscal 2013, as our comparable store used unit sales growth generated overhead leverage.

Fiscal 2013 Versus Fiscal 2012.  SG&A expenses increased 10% in fiscal 2013.  The increase primarily reflected the combination of the 9% expansion in our store base during fiscal 2013 (representing the addition of 10 stores), higher variable selling costs resulting from the 5% increase in comparable store used unit sales, and higher growth-related costs.  Growth-related costs include store pre-opening expenses, relocation expenses, and the costs of maintaining store management bench strength to support future growth.  Growth-related costs were affected by the increase in the rate of our store openings, from 5 stores in fiscal 2012 to 10 stores in fiscal 2013.  SG&A per retail unit was consistent at $2,263 in both fiscal 2013 and fiscal 2012.

Income Taxes

The effective income tax rate was 38.2 % in fiscal 2014, 38.1% in fiscal 2013 and 38.0% in fiscal 2012.

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

CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.    CAF income does not include any allocation of indirect costs.  While CAF benefits from certain indirect overhead expenditures, we have elected to present this information on a direct basis to avoid making arbitrary decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2014	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$548.0	8.3	$495.3	9.2	$448.7	9.6
Interest expense	(90.0)	(1.4)	(95.1)	(1.8)	(106.1)	(2.3)
Total interest margin	458.0	6.9	400.2	7.4	342.6	7.3
Provision for loan losses	(72.2)	(1.1)	(56.2)	(1.0)	(36.4)	(0.8)
Total interest margin after
provision for loan losses	385.8	5.8	344.0	6.4	306.2	6.6

Other income	0.1	―	―	―	1.5	―

Direct expenses:
Payroll and fringe benefit expense	(22.6)	(0.3)	(21.2)	(0.4)	(20.7)	(0.4)
Other direct expenses	(27.1)	(0.4)	(23.5)	(0.4)	(24.8)	(0.5)

Total direct expenses	(49.7)	(0.8)	(44.7)	(0.8)	(45.5)	(1.0)
CarMax Auto Finance income	$336.2	5.1	$299.3	5.6	$262.2	5.6

Total average managed receivables	$6,629.5		$5,385.5		$4,662.4

 (1)Percent of total average managed receivables.

CAF Origination  Information

	Years Ended February 28 or 29 (1)
	2014	2013	2012
Net loans originated (in millions)	$4,183.9	$3,445.3	$2,842.9
Vehicle units financed	218,706	179,525	152,468
Penetration rate (2)	40.9%	39.4%	36.7%
Weighted average contract rate	7.0%	7.9%	8.8%
Weighted average term (in months)	65.4	65.9	65.3

 (1)All information relates to loans originated net of 3-day payoffs and vehicle returns.

(2)Vehicle units financed as a percentage of total retail units sold.

Fiscal 2014 Versus Fiscal 2013.  CAF income increased 12% to $336.2 million from $299.3 million in fiscal 2013.  The improvement resulted from the growth in CAF’s managed receivables, partially offset by a lower total interest margin rate.

CAF’s average managed receivables increased 23% to $6.63 billion in fiscal 2014, driven by the growth in CAF net loan originations, which rose 21% to $4.18 billion.  Origination volumes benefited from an increase in CAF’s loan penetration rate, which grew steadily from its recent low of 30% in fiscal 2011 to 41% in fiscal 2014, and the growth in the company’s retail unit sales.  The improvement in the loan penetration rate over this period reflected a combination of factors, including a transition back to CAF’s pre-recession origination strategy during fiscal 2012 and favorable responses to changes in our credit offers.  The transition back to CAF’s pre-recession origination strategy reduced the volume of finance contracts we had been selling to third-party providers.  In mid-fiscal 2013, we began strategically providing more competitive offers.  See Note 4 for additional information on the credit quality of CAF’s auto loan receivables.

Total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined to 6.9% of average managed receivables in fiscal 2014 compared with 7.4% in fiscal 2013.  Strategically providing more competitive offers contributed to a decline in the weighted average contract rate on loan originations to 7.0% in fiscal 2014 from 7.9% in fiscal 2013.  Changes in the interest margin on new originations affect CAF income over time as these loans come to represent an increasing percentage of managed receivables.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses is the periodic expense of maintaining an adequate allowance.  In fiscal 2014, the provision for loan losses as a percentage of average managed receivables increased slightly to 1.09% from 1.04% in fiscal 2013.

Allowance for Loan Losses

	Years Ended February 28 or 29
(In millions)	2014	% (1)	2013	% (1)
Balance as of beginning of year	$57.3	0.97	$43.3	0.87
Charge-offs	(134.3)		(103.1)
Recoveries	74.7		60.9
Provision for loan losses	72.2		56.2
Balance as of end of year	$69.9	0.97	$57.3	0.97

 (1)Percent of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We consider recent trends in delinquencies and losses, recovery rates and the economic environment in determining the adequacy of the allowance. The increase in the dollar amount of the allowance largely reflected the growth in managed receivables.  The allowance for loan losses as a percent of managed receivables was flat at 0.97% as of both February 28, 2014, and February 28, 2013.

Past Due Account Information

	As of February 28 or 29
(In millions)	2014	2013	2012
Accounts 31+ days past due	$185.2	$154.2	$116.5
Ending managed receivables	$7,184.4	$5,933.3	$4,981.8
Past due accounts as a percentage of ending managed
receivables	2.58%	2.60%	2.34%

Credit Loss Information

	Years Ended February 28 or 29
(In millions)	2014	2013	2012
Net credit losses on managed receivables	$59.6	$42.2	$32.0
Total average managed receivables	$6,629.5	$5,385.5	$4,662.4
Net credit losses as a percentage of total average
managed receivables	0.90%	0.78%	0.69%
Average recovery rate	55.2%	58.4%	59.7%

As of February 28, 2014, past due accounts were 2.58% of ending managed receivables, consistent with the 2.60% delinquency rate as of February 28, 2013.  Net credit losses increased to 0.90% of average managed receivables in fiscal 2014 from 0.78% in fiscal 2013.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Loan Origination Test.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our subprime providers.  We plan to originate approximately $70 million of loans in this test, of which $9.1 million was originated in fiscal 2014.  We expect the loans originated in this test will have higher loss and delinquency rates than the aggregate of the current CAF portfolio.  The test will be funded separately from our current portfolio and not included in our current securitization program.

Fiscal 2013 Versus Fiscal 2012.  CAF income increased 14% to $299.3 million from $262.2 million in fiscal 2012, primarily reflecting the growth in managed receivables.  Despite the growth in our receivables, direct expenses decreased modestly as we benefited from operating efficiencies.

CAF’s average managed receivables increased 16% to $5.39 billion in fiscal 2013, driven by the growth in CAF origination volume throughout fiscal 2012 and fiscal 2013.  Origination volumes benefited from an increase in CAF’s loan penetration rate; increased average retail selling prices, which translated into an increase in the average amount financed; and the growth in retail unit sales.  Additionally, historically low funding costs allowed CAF to begin offering more compelling credit offers in the second half of fiscal 2013.  Positive customer response to these credit offers further bolstered CAF origination volumes.

Total interest margin was 7.4% of average managed receivables in fiscal 2013, similar to the 7.3% interest margin in fiscal 2012.

In fiscal 2013, the provision for loan losses as a percentage of average managed receivables increased moderately to 1.04% compared with 0.78% in fiscal 2012.  Low unit charge-offs and strong recovery rates continued to partially offset the effect of the change in credit mix resulting from the transition in our origination strategy.  The allowance for loan losses increased to 0.97% of ending managed receivables as of February 28, 2013, versus 0.87% as of February 29, 2012.

PLANNED FUTURE ACTIVITIES

We plan to open a total of 13 superstores in fiscal 2015 and between 10 and 15 superstores in each of the following two fiscal years.  We currently estimate capital expenditures will total approximately $325 million in fiscal 2015.

FISCAL 2015 PLANNED SUPERSTORE OPENINGS

Location	Television Market	Market Status	Planned Opening Date
Rochester, New York (1)	Rochester	New	Q1 Fiscal 2015
Dothan, Alabama (1)	Dothan	New	Q1 Fiscal 2015
Mechanicsburg, Pennsylvania	Harrisburg/Lancaster	Existing	Q1 Fiscal 2015
Spokane Valley, Washington	Spokane	New	Q1 Fiscal 2015
Madison, Wisconsin	Madison	New	Q2 Fiscal 2015
Fort Worth, Texas	Dallas	Existing	Q2 Fiscal 2015
Lynchburg, Virginia	Roanoke/Lynchburg	New	Q2 Fiscal 2015
Milwaukie, Oregon	Portland	New	Q2 Fiscal 2015
Beaverton, Oregon	Portland	New	Q3 Fiscal 2015
Saltillo, Mississippi	Tupelo	New	Q3 Fiscal 2015
Reno, Nevada	Reno	New	Q3 Fiscal 2015
Raleigh, North Carolina	Raleigh	Existing	Q3 Fiscal 2015
Warrensville Heights, Ohio	Cleveland	New	Q4 Fiscal 2015

 (1)Opened in March 2014.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(Y) for information on recent accounting pronouncements applicable to CarMax.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary ongoing cash requirements are to fund our existing operations, new store expansion (including capital expenditures and inventory purchases) and CAF.  Our primary ongoing sources of liquidity include existing cash balances, funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility.

Operating Activities.  Net cash used in operating activities totaled $613.2 million in fiscal 2014, $778.4 million in fiscal 2013 and $62.2 million in fiscal 2012.  These amounts included increases in auto loan receivables of $1.32 billion, $992.2 million and $675.7 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been $711.0 million in fiscal 2014, $213.8 million in fiscal 2013 and $613.5 million in fiscal 2012.

As of February 28, 2014, total inventory was $1.64 billion, representing an increase of $123.6 million, or 8%, compared with the balance as of the start of the fiscal year.  We had 7% more used vehicles in inventory as of February 28, 2014, compared with the start of the fiscal year, reflecting the addition of inventory associated with the 13 stores opened during fiscal 2014, as well as added inventories to support our comparable store sales growth.  Inventory levels were somewhat below target levels as of the end of fiscal 2014, however, largely due to disruptions in reconditioning activities caused by unusually severe weather experienced during the fourth quarter of the year.

As of February 28, 2013, total inventory was $1.52 billion, representing an increase of $425.2 million, or 39% compared with the balance as of the start of the fiscal year.  We had 35% more used vehicles in inventory as of February 28, 2013, compared with the start of the fiscal year.  The additional used vehicle units supported the ten stores opened during fiscal 2013 and our comparable store sales growth.  In addition, during the second half of fiscal

2013 we built inventories at a higher rate than in recent years to better position ourselves for seasonal sales opportunities.

Investing Activities.  Net cash used in investing activities totaled $336.7 million in fiscal 2014, $255.3 million in fiscal 2013 and $219.4 million in fiscal 2012.  Investing activities primarily consist of capital expenditures, which totaled $310.3 million in fiscal 2014, $235.7 million in fiscal 2013 and $172.6 million in fiscal 2012.  Capital expenditures primarily include real estate acquisitions for planned future store openings and store construction costs.  We maintain a multi-year pipeline of sites to support our superstore growth, so portions of capital spending in one year may relate to stores that we plan to open in subsequent fiscal years.  The increases in capital expenditures over the last three fiscal years primarily related to the growth in our store opening pace, as we increased store openings from 5 in fiscal 2012, to 10 in fiscal 2013, and 13 in fiscal 2014.

Historically, capital expenditures have been funded with internally-generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been executed since fiscal 2009.

As of February 28, 2014, we owned 74 and leased 57 of our 131 used car superstores.

Restricted cash from collections on auto loan receivables increased $35.0 million in fiscal 2014, $20.0 million in fiscal 2013 and $43.3 million in fiscal 2012.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  Net cash provided by financing activities totaled $1.13 billion in fiscal 2014, $1.04 billion in fiscal 2013 and $683.1 million in fiscal 2012.  Included in these amounts were net increases in total non-recourse notes payable of $1.39 billion, $1.17 billion and $670.4 million, respectively, which were used to provide the financing for the majority of the increases of $1.32 billion, $992.2 million and $675.7 million, respectively, in auto loan receivables.  During fiscal 2014 and fiscal 2013, net cash provided by financing activities was reduced by stock repurchases of $307.2 million, and $203.4 million, respectively.

Total Debt and Cash and Cash Equivalents

	As of February 28
(In thousands)	2014	2013
Borrowings under revolving credit facility	$582	$355
Finance and capital lease obligations	334,384	353,591
Non-recourse notes payable	7,248,444	5,855,090
Total debt	$7,583,410	$6,209,036
Cash and cash equivalents	$627,901	$449,364

We have a $700 million unsecured revolving credit facility, which expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 11 for additional information on the revolving credit facility.

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

As of February 28, 2014, $6.37 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through August 2020,  but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During fiscal 2014, we completed four term securitizations, funding a total of $3.86 billion of auto loan receivables.

Our term securitizations typically contain an option to repurchase the securitized receivables when the outstanding balance in the pool of auto loan receivables falls below 10% of the original pool balance.  During fiscal 2014, we exercised this option on four term securitizations that had originally been issued in 2009 and 2010, including one securitization for which CarMax had provided $140.0 million of capital, or 14% of the transaction, in the form of subordinated bonds.  Upon the exercise of this option, we funded substantially all of the remaining receivables through our warehouse facilities.

As of February 28, 2014, $879.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.8 billion, and the unused warehouse capacity totaled $921.0 million.    During the third quarter of fiscal 2014, we increased the limit of our $900 million warehouse facility that was scheduled to expire in February 2014 to $1 billion, and during the fourth quarter of fiscal 2014, we renewed the facility for an additional 364 day term. Of the combined warehouse facility limit, $800 million will expire in August 2014 and $1 billion will expire in February 2015.    The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2(F) and 11 for additional information on the warehouse facilities.

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

During fiscal 2014, we repurchased 6.9 million shares of common stock for $306.0 million, or an average purchase price of $44.61 per share.  As of February 28, 2014, $282.1 million was available for repurchase under the authorization, expiring on December 31, 2014.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.  Subsequent to the end of fiscal 2014, our board of directors authorized the repurchase of up to an additional $1.0 billion of CarMax common stock through December 31, 2015.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

Contractual Obligations (1)

	As of February 28, 2014
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Revolving credit agreement (2)	$0.6	$0.6	$ ―	$ ―	$ ―	$	―
Finance and capital leases (3)	374.0	47.7	91.5	68.7	166.1		―
Operating leases (3)	448.1	42.3	82.1	72.5	251.1		―
Purchase obligations (4)	120.1	115.4	4.7	―	―		―
Asset retirement obligations (5)	1.1	―	0.2	0.1	0.8		―
Defined benefit retirement plans (6)	63.2	0.5	―	―	―		62.7
Unrecognized tax benefits (7)	21.7	0.2	―	―	―		21.5
Total	$1,028.8	$206.7	$178.5	$141.3	$418.0		$84.2

 (1)This table excludes the non-recourse notes payable that relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The securitized receivables can only be used as collateral to settle obligations of these securitization vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 2(F).

(2)Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table.  See Note 11.

(3)Excludes taxes, insurance and other costs payable directly by us.  These costs vary from year to year and are incurred in the ordinary course of business.  See Note 15.

(4)Includes certain enforceable and legally binding obligations related to real estate purchases, marketing and advertising and third-party outsourcing services.

(5)Represents the liability to retire signage, fixtures and other assets at certain leased locations.

(6)Represents the recognized funded status of our retirement plans, of which $62.7 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2014.  See Note 10.

(7)Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $21.5 million of these tax benefits could not be estimated as of February 28, 2014.  See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables

As of February 28, 2014 and 2013, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved through cash flow or asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Other receivables are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

Composition of Auto Loan Receivables

	As of February 28
(In millions)	2014	2013
Principal amount of:
Fixed-rate securitizations	$6,145.5	$4,989.7
Floating-rate securitizations (1)	879.0	792.0
Other receivables (2)	159.9	151.6
Total	$7,184.4	$5,933.3

 (1)We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market.  The current notional amount of these derivatives was $869.0 million as of February 28, 2014, and $750.0 million as of February 28, 2013.  See Note 5.

 (2)Other receivables include receivables not funded through the warehouse facilities.

Interest Rate Exposure

We also have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  Substantially all of these borrowing are floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2014 net earnings per share by less than $0.01.

Borrowings under our warehouse facilities are also floating rate debt and are secured by auto loan receivables on which we collect interest at fixed rates.  The receivables are funded through the warehouse facilities until we elect to fund them through a term securitization or alternative funding arrangement.  This floating-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.  Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with the warehouse facilities would have decreased our fiscal 2014 net earnings per share by approximately $0.02.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2014.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

THOMAS J. FOLLIARD

PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY

EXECUTIVE VICE PRESIDENT AND

CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2014. We also have audited the Company’s internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

Richmond, Virginia

April 25, 2014

Consolidated Statements of Earnings

	Years Ended February 28 or 29
(In thousands except per share data)	2014	% (1)	2013	% (1)	2012	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$10,306,256	82.0	$8,746,965	79.8	$7,826,911	78.2
New vehicle sales	212,036	1.7	207,726	1.9	200,584	2.0
Wholesale vehicle sales	1,823,425	14.5	1,759,555	16.1	1,721,647	17.2
Other sales and revenues	232,582	1.8	248,572	2.3	254,457	2.5
NET SALES AND OPERATING REVENUES	12,574,299	100.0	10,962,818	100.0	10,003,599	100.0
Cost of sales	10,925,598	86.9	9,498,456	86.6	8,624,838	86.2
GROSS PROFIT	1,648,701	13.1	1,464,362	13.4	1,378,761	13.8
CARMAX AUTO FINANCE INCOME	336,167	2.7	299,267	2.7	262,185	2.6
Selling, general and administrative expenses	1,155,215	9.2	1,031,034	9.4	940,786	9.4
Interest expense	30,834	0.2	32,357	0.3	33,714	0.3
Other income (expense)	(1,497)	―	1,113	―	464	―
Earnings before income taxes	797,322	6.3	701,351	6.4	666,910	6.7
Income tax provision	304,736	2.4	267,067	2.4	253,115	2.5
NET EARNINGS	$492,586	3.9	$434,284	4.0	$413,795	4.1
WEIGHTED AVERAGE COMMON SHARES:
Basic	223,589		228,095		226,282
Diluted	227,584		231,823		230,721
NET EARNINGS PER SHARE:
Basic	$2.20		$1.90		$1.83
Diluted	$2.16		$1.87		$1.79

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012
NET EARNINGS	$492,586	$434,284	$413,795
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	10,764	(9,705)	(22,246)
Net change in cash flow hedge
unrecognized losses	2,773	12,356	(15,156)
Other comprehensive income (loss), net of taxes	13,537	2,651	(37,402)
TOTAL COMPREHENSIVE INCOME	$506,123	$436,935	$376,393

See accompanying notes to consolidated financial statements.

Consolidated Balance sheets

	As of February 28
(In thousands except share data)	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627,901	$449,364
Restricted cash from collections on auto loan receivables	259,299	224,287
Accounts receivable, net	79,923	91,961
Inventory	1,641,424	1,517,813
Deferred income taxes	7,866	5,193
Other current assets	26,811	21,513
TOTAL CURRENT ASSETS	2,643,224	2,310,131
Auto loan receivables, net	7,147,848	5,895,918
Property and equipment, net	1,652,977	1,428,970
Deferred income taxes	152,199	145,875
Other assets	110,909	107,708
TOTAL ASSETS	$11,707,157	$9,888,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$427,492	$336,721
Accrued expenses and other current liabilities	202,588	147,821
Accrued income taxes	2,438	222
Short-term debt	582	355
Current portion of finance and capital lease obligations	18,459	16,139
Current portion of non-recourse notes payable	223,938	182,915
TOTAL CURRENT LIABILITIES	875,497	684,173
Finance and capital lease obligations, excluding current portion	315,925	337,452
Non-recourse notes payable, excluding current portion	7,024,506	5,672,175
Other liabilities	174,232	175,635
TOTAL LIABILITIES	8,390,160	6,869,435

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
221,685,984 and 225,906,108 shares issued and outstanding
as of February 28, 2014 and 2013, respectively	110,843	112,953
Capital in excess of par value	1,038,209	972,250
Accumulated other comprehensive loss	(46,271)	(59,808)
Retained earnings	2,214,216	1,993,772
TOTAL SHAREHOLDERS’ EQUITY	3,316,997	3,019,167
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,707,157	$9,888,602

See accompanying notes to consolidated financial statements.

Consolidated statements of cash flows

	Years Ended February 28 or 29
	2014	2013	2012
OPERATING ACTIVITIES:
Net earnings	$492,586	$434,284	$413,795
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	101,911	95,283	82,812
Share-based compensation expense	66,480	62,112	48,089
Provision for loan losses	72,212	56,168	36,439
Provision for cancellation reserves	76,746	31,667	22,840
Loss on disposition of assets	2,268	1,995	2,569
Deferred income tax (benefit) provision	(17,185)	3,858	(872)
Loss on debt extinguishment	389	―	―
Impairment of (gain on) long-lived assets held for sale	50	(50)	248
Net decrease (increase) in:
Accounts receivable, net	12,038	(5,527)	33,163
Inventory	(123,611)	(425,221)	(43,115)
Other current assets	(3,019)	(3,252)	15,919
Auto loan receivables, net	(1,324,142)	(992,239)	(675,711)
Other assets	(6,754)	(1,722)	(6,986)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	117,405	(575)	43,138
Other liabilities	(80,537)	(35,222)	(34,492)
NET CASH USED IN OPERATING ACTIVITIES	(613,163)	(778,441)	(62,164)
INVESTING ACTIVITIES:
Capital expenditures	(310,317)	(235,707)	(172,608)
Proceeds from sales of assets	5,095	―	―
Increase in restricted cash from collections on
auto loan receivables	(35,012)	(19,973)	(43,262)
Increase in restricted cash in reserve accounts	(10,403)	(13,385)	(12,364)
Release of restricted cash from reserve accounts	19,202	17,368	12,096
Purchases of money market securities, net	(3,661)	(2,139)	(678)
Purchases of investments available-for-sale	(2,051)	(31,756)	(2,638)
Sales of investments available-for-sale	466	30,318	52
NET CASH USED IN INVESTING ACTIVITIES	(336,681)	(255,274)	(219,402)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	227	(588)	(59)
Payments on finance and capital lease obligations	(19,596)	(14,083)	(12,560)
Issuances of non-recourse notes payable	6,907,000	5,851,000	5,130,000
Payments on non-recourse notes payable	(5,513,646)	(4,679,999)	(4,459,572)
Repurchase and retirement of common stock	(307,248)	(203,405)	―
Equity issuances, net	39,000	63,396	15,577
Excess tax benefits from share-based payment arrangements	22,644	24,100	9,717
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,128,381	1,040,421	683,103
Increase in cash and cash equivalents	178,537	6,706	401,537
Cash and cash equivalents at beginning of year	449,364	442,658	41,121
CASH AND CASH EQUIVALENTS AT END OF YEAR	$627,901	$449,364	$442,658
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$30,991	$32,601	$33,741
Cash paid for income taxes	$287,000	$244,337	$223,806
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$11,468	$(1,211)	$8,859

See accompanying notes to consolidated financial statements.

Consolidated statements of shareholders’ equity

					Accumulated
. .	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 28, 2011	225,886	$112,943	$820,639	$1,330,724	$(25,057)	$2,239,249
Net earnings	―	―	―	413,795	―	413,795
Other comprehensive loss	―	―	―	―	(37,402)	(37,402)
Share-based compensation expense	―	―	32,105	―	―	32,105
Exercise of common stock options	1,519	759	24,494	―	―	25,253
Shares issued under stock
incentive plans	20	10	540	―	―	550
Shares cancelled under stock
incentive plans	(306)	(153)	(9,523)	―	―	(9,676)
Tax effect from the exercise of
common stock options	―	―	9,238	―	―	9,238
BALANCE AS OF FEBRUARY 29, 2012	227,119	113,559	877,493	1,744,519	(62,459)	2,673,112
Net earnings	―	―	―	434,284	―	434,284
Other comprehensive income	―	―	―	―	2,651	2,651
Share-based compensation expense	―	―	37,294	―	―	37,294
Repurchases of common stock	(5,762)	(2,881)	(24,066)	(185,031)	―	(211,978)
Exercise of common stock options	4,016	2,008	69,737	―	―	71,745
Shares issued under stock
incentive plans	791	395	155	―	―	550
Shares cancelled under stock
incentive plans	(258)	(128)	(8,221)	―	―	(8,349)
Tax effect from the exercise of
common stock options	―	―	19,858	―	―	19,858
BALANCE AS OF FEBRUARY 28, 2013	225,906	112,953	972,250	1,993,772	(59,808)	3,019,167
Net earnings	―	―	―	492,586	―	492,586
Other comprehensive income	―	―	―	―	13,537	13,537
Share-based compensation expense	―	―	36,429	―	―	36,429
Repurchases of common stock	(6,860)	(3,430)	(30,566)	(272,142)	―	(306,138)
Exercise of common stock options	2,337	1,168	43,977	―	―	45,145
Shares issued under stock
incentive plans	453	227	273	―	―	500
Shares cancelled under stock
incentive plans	(150)	(75)	(6,071)	―	―	(6,146)
Tax effect from the exercise of
common stock options	―	―	21,917	―	―	21,917
BALANCE AS OF FEBRUARY 28, 2014	221,686	$110,843	$1,038,209	$2,214,216	$(46,271)	$3,316,997

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1.Business and Background

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

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under franchise agreements.

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

(B)  Cash and Cash Equivalents

Cash equivalents of $607.0 million as of February 28, 2014, and $430.3 million as of February 28, 2013, consisted of highly liquid investments with original maturities of three months or less.

(C)  Restricted Cash from Collections on Auto Loan Receivables

Cash accounts totaling $259.3 million as of February 28, 2014, and $224.3 million as of February 28, 2013, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

(D)  Marketable Securities

The Company classifies all marketable securities as available-for-sale.  These securities consisted exclusively of variable-rate demand notes reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive loss within shareholders' equity.  There were no marketable securities available-for-sale as of February 28, 2014 and 2013.

Proceeds from the sales of marketable securities available-for-sale were $0.5 million and $30.3 million in fiscal 2014 and 2013, respectively.  There were no related gains or losses during fiscal 2014 and fiscal 2013.

(E)  Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F)  Securitizations

We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to a wholly owned, bankruptcy-remote, special purpose entity that transfers an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables.

We typically use term securitizations to provide long-term funding for most of the auto loan receivables initially securitized through the warehouse facilities.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

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

Estimated Useful Lives

Life
Buildings	25 years
Capital lease	20 years
Leasehold improvements	15 years
Furniture, fixtures and equipment	3 – 15 years

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.  We recognized an impairment of  $0.1 million in fiscal 2014 and $0.2 million in fiscal 2012 related to assets within land held for sale. There was no impairment of long-lived assets in fiscal 2013.  See Note 7 for additional information on property and equipment.

(K)  Other Assets

Goodwill and Intangible Assets. Goodwill and other intangibles had a carrying value of $10.1 million as of February 28, 2014 and February 28, 2013.  We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2014, fiscal 2013 or fiscal 2012.

Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $32.5 million as of February 28, 2014, and $41.3 million as of February 28, 2013.

Restricted Investments.  Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $40.2 million as of February 28, 2014, and $35.0 million as of February 28, 2013.

(L)  Finance Lease Obligations

We generally account for sale-leaseback transactions as financings.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as finance lease obligations.  Depreciation is recognized on the assets over 25 years.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  See Notes 11 and 15 for additional information on finance lease obligations.

(M)  Other Accrued Expenses

As of February 28, 2014 and February 28, 2013, accrued expenses and other current liabilities included accrued compensation and benefits of $120.7 million and $103.4 million, respectively; loss reserves for general liability and workers’ compensation insurance of $29.7 million and $26.6 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

(N)  Defined Benefit Plan Obligations

The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined by independent actuaries using a number of assumptions provided by CarMax.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.  See Note 10 for additional information on our benefit plans.

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

We sell ESPs and GAP on behalf of unrelated third parties to customers who purchase a vehicle.  The ESPs we offer on all used vehicles provide coverage up to 72 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize commission revenue at the time of sale, net of a reserve for estimated customer cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to customer cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of ESP and GAP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of other accrued expenses with the remaining amount recognized in other liabilities.  See Note 8 for additional information on cancellation reserves.

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

(Q)  Cost of Sales

Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale.  It also includes payroll, fringe benefits and parts and repair costs associated with reconditioning and vehicle repair services.  The gross profit earned by our service department for used vehicle reconditioning service is a reduction of cost of sales.  We maintain a reserve to eliminate the internal profit on vehicles that have not been sold.

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

(S)  Advertising Expenses

Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $114.6 million in fiscal 2014, $108.2 million in fiscal 2013 and $100.3 million in fiscal 2012.

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

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in capital in excess of par value (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of earnings (if the deferred tax asset exceeds the tax deduction and no capital in excess of par value exists from previous awards).  See Note 12 for additional information on stock-based compensation.

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

We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities.  Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement.  The current portion of these tax liabilities is included in accrued income taxes and any noncurrent portion is included in other liabilities.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made.  Interest and penalties related to income tax matters are included in SG&A expenses.  See Note 9 for additional information on income taxes.

(X)  Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.  For periods with outstanding participating securities, diluted net earnings per share reflects the more dilutive of the “if-converted” treasury stock method or the two-class method.  For periods with no outstanding participating securities, diluted net earnings per share is calculated using the “if-converted” treasury stock method.  See Note 13 for additional information on net earnings per share.

(Y)  Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to offsetting of assets and liabilities on the balance sheet (FASB ASC Topic 210).  The amendments require additional disclosures related to offsetting either in accordance with U.S. GAAP or master netting arrangements.  In January 2013, an update was issued to clarify the scope applies to derivatives.  The provisions of this pronouncement and update are effective for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We adopted this pronouncement for our fiscal year beginning March 1, 2013, and there was no effect on our consolidated financial statements.

In July 2012, the FASB issued an accounting pronouncement related to intangibles – goodwill and other (FASB ASC Topic 350), which permits companies to first consider qualitative factors as a basis for assessing impairment and determining the necessity of a detailed impairment test of indefinite-lived intangible assets.  The provisions of this pronouncement are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We adopted this pronouncement for our fiscal year beginning March 1, 2013, and there was no effect on our consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement related to comprehensive income (FASB ASC Topic 220), requiring improved disclosures of reclassifications out of accumulated other comprehensive income.  The provisions of the pronouncement require an entity to report the amounts reclassified, in their entirety, out of accumulated other comprehensive income and the effect on the respective line items in net income.  For amounts not reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference the amounts to other related disclosures.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We adopted this pronouncement for our fiscal year beginning March 1, 2013, and there was no effect on our consolidated financial statements. The required disclosures have been adopted in Note 14.

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

In July 2013, the FASB issued an accounting pronouncement related to derivatives and hedging (FASB ASC Topic 815), which allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR.  In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.  The pronouncement became effective on a prospective basis for qualifying new or designated hedging relationships entered into on or after July 17, 2013.  It did not have a material effect on our consolidated financial statements.

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

We typically use securitizations to fund loans originated by CAF, as discussed in Note 2(F).  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2014	% (1)	2013	% (1)	2012	% (1)
Interest margin:
Interest and fee income	$548.0	8.3	$495.3	9.2	$448.7	9.6
Interest expense	(90.0)	(1.4)	(95.1)	(1.8)	(106.1)	(2.3)
Total interest margin	458.0	6.9	400.2	7.4	342.6	7.3
Provision for loan losses	(72.2)	(1.1)	(56.2)	(1.0)	(36.4)	(0.8)
Total interest margin after
provision for loan losses	385.8	5.8	344.0	6.4	306.2	6.6

Other income	0.1	―	―	―	1.5	―

Direct expenses:
Payroll and fringe benefit expense	(22.6)	(0.3)	(21.2)	(0.4)	(20.7)	(0.4)
Other direct expenses	(27.1)	(0.4)	(23.5)	(0.4)	(24.8)	(0.5)

Total direct expenses	(49.7)	(0.8)	(44.7)	(0.8)	(45.5)	(1.0)
CarMax Auto Finance income	$336.2	5.1	$299.3	5.6	$262.2	5.6

Total average managed receivables	$6,629.5		$5,385.5		$4,662.4

(1)   Percent of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $7.25 billion as of February 28, 2014, and $5.86 billion as of February 28, 2013.  See Notes 2(F) and 11 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of February 28
(In millions)	2014	2013
Warehouse facilities	$879.0	$792.0
Term securitizations	6,145.5	4,989.7
Other receivables (1)	159.9	151.6
Total ending managed receivables	7,184.4	5,933.3
Accrued interest and fees	26.3	24.9
Other	7.0	(5.0)
Less allowance for loan losses	(69.9)	(57.3)
Auto loan receivables, net	$7,147.8	$5,895.9

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

Ending Managed Receivables by Major Credit Grade

	As of February 28
(In millions)	2014 (1)	% (2)	2013 (1)	% (2)
A	$3,506.0	48.8	$2,841.4	47.9
B	2,658.5	37.0	2,265.6	38.2
C and other	1,019.9	14.2	826.3	13.9
Total ending managed receivables	$7,184.4	100.0	$5,933.3	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28
(In millions)	2014	% (1)	2013	% (1)
Balance as of beginning of year	$57.3	0.97	$43.3	0.87
Charge-offs	(134.3)		(103.1)
Recoveries	74.7		60.9
Provision for loan losses	72.2		56.2
Balance as of end of year	$69.9	0.97	$57.3	0.97

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

Past Due Receivables

	As of February 28
(In millions)	2014	% (1)	2013	% (1)
Total ending managed receivables	$7,184.4	100.0	$5,933.3	100.0

Delinquent loans:
31-60 days past due	$126.6	1.8	$109.5	1.8
61-90 days past due	42.6	0.6	32.7	0.6
Greater than 90 days past due	16.0	0.2	12.0	0.2
Total past due	$185.2	2.6	$154.2	2.6

(1)Percent of total ending managed receivables

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $9.3 million will be reclassified as a decrease to CAF income.

As of February 28, 2014 and 2013, we had interest rate swaps outstanding with a combined notional amount of $869.0 million and $750.0 million, respectively that were designated as cash flow hedges of interest rate risk.

Non-designated Hedges.  Derivative instruments not designated as accounting hedges are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

As of February 28, 2014,  we had no derivatives or interest rate caps that were not designated as accounting hedges.  As of February 28, 2013, we had interest rate caps outstanding with offsetting (asset and liability) notional amounts of $615.5 million that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of February 28
	2014			2013
(In thousands)	Assets		Liabilities	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)		―	(1,351)	―	(517)
Total derivatives designated as accounting hedges		―	(1,351)	―	(517)
Derivatives not designated as accounting hedges:
Interest rate caps (2)		―	―	26	(26)
Total derivatives not designated as accounting hedges		―	―	26	(26)
Total	$	―	$(1,351)	$26	$(543)

(1)Reported in accounts payable on the consolidated balance sheets.

(2)Reported in other current assets on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

		Years Ended February 28 or 29
(In thousands)		2014		2013		2012
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(5,286)		$(6,691)		$(22,968)
Loss reclassified from AOCL into CAF income (1)		$(9,872)		$(12,981)		$(7,567)
Gain recognized in CAF income (2)		$76	$	―	$	―

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)	$	―		$(2)		$(86)

(1)Represents the effective portion.

(2)Represents the ineffective portion.

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

We measure derivative fair values assuming that the unit of account is an individual derivative instrument and that derivatives are sold or transferred on a stand-alone basis.  We estimate the fair value of our derivatives using quotes determined by the derivative counterparties and third-party valuation services.  Quotes from third-party valuation services and quotes received from bank counterparties project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments.  The models do not require significant judgment and model inputs can typically be observed in a liquid market; however, because the models include inputs other than quoted prices in active markets, all derivatives are classified as Level 2.

Our derivative fair value measurements consider assumptions about counterparty and our own nonperformance risk.  We monitor counterparty and our own nonperformance risk and, in the event that we determine that a party is unlikely to perform under terms of the contract, we would adjust the derivative fair value to reflect the nonperformance risk.

Items Measured at Fair Value on  a Recurring Basis

	As of February 28, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$641,622	$	―		$641,622
Mutual fund investments		5,609		―		5,609
Total assets at fair value		$647,231	$	―		$647,231

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,351		$1,351
Total liabilities at fair value	$	―		$1,351		$1,351

Percent of total liabilities		― %		―	%	― %

	As of February 28, 2013
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$461,260	$	―		$461,260
Mutual fund investments		4,024		―		4,024
Total assets at fair value		$465,284	$	―		$465,284

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		4.7%		―	%	4.7%

Liabilities:
Derivative instruments	$	―		$517		$517
Total liabilities at fair value	$	―		$517		$517

Percent of total liabilities		― %		―	%	― %

There were no transfers between Levels 1 and 2 for the years ended February 28, 2014 and 2013.

7.Property and Equipment

	As of February 28
(In thousands)	2014	2013
Land	$346,518	$275,060
Land held for sale	1,050	4,872
Land held for development	170,387	168,830
Buildings	1,244,772	1,119,577
Capital leases	1,739	1,739
Leasehold improvements	129,186	106,695
Furniture, fixtures and equipment	343,958	311,646
Construction in progress	145,923	89,532
Total property and equipment	2,383,533	2,077,951
Less accumulated depreciation and amortization	730,556	648,981
Property and equipment, net	$1,652,977	$1,428,970

Land held for development represents land owned for potential store growth.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Amortization of capital leased assets is included in depreciation expense, and accumulated amortization was $0.3 million as of February 28, 2014, and $0.2 million as of February 28, 2013.  Depreciation expense was $90.4 million in fiscal 2014,  $82.3 million in fiscal 2013 and $75.2 million in fiscal 2012.

8. CANCELLATION RESERVES

We recognize commission revenue for ESPs and GAP products at the time of sale, net of a reserve for estimated contract cancellations.  Cancellations of these services may result from early termination by the customer, or default or prepayment on the finance contract.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.

Cancellation Reserves

	As of February 28
(In millions)	2014	2013
Balance as of beginning of year	$32.7	$28.5
Cancellations	(36.9)	(27.5)
Provision for future cancellations	76.7	31.7
Balance as of end of year	$72.5	$32.7

Cancellations fluctuate depending on the volume of ESP and GAP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of other accrued expenses with the remaining amount recognized in other liabilities.

Correction of Error

In the fourth quarter of fiscal 2014, the company reviewed the assumptions used in developing its cancellation reserves for ESP and GAP products and incorporated additional data into a more sophisticated model as part of our evaluation of the cancellation rates.  This additional data included changes in the product and administration of the product by the company and changes in the credit mix of the customer base.  The data was previously available, but had not been considered in our evaluation of the reserve balances.  Based on our evaluation using a more sophisticated model, we determined that this additional data should have been considered in our previous assessments of cancellation reserves.  We corrected this accounting error by increasing the cancellation reserves and reducing other sales and revenue.  Fiscal 2014 net earnings were reduced by $11.9 million (net of tax of $7.6 million), or $0.05 per share, pertaining to fiscal 2013 and fiscal 2012.  The out of period error was not material to fiscal 2014 or any previously reported interim or annual period.

9.Income Taxes

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012
Current:
Federal	$283,174	$232,652	$223,548
State	38,747	30,557	30,439
Total	321,921	263,209	253,987
Deferred:
Federal	(15,129)	4,705	54
State	(2,056)	(847)	(926)
Total	(17,185)	3,858	(872)
Income tax provision	$304,736	$267,067	$253,115

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	2.9	2.9
Nondeductible and other items	0.2	0.2	0.2
Credits	(0.1)	―	(0.2)
Valuation allowance	―	―	0.1
Effective income tax rate	38.2%	38.1%	38.0%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2014	2013
Deferred tax assets:
Accrued expenses	$48,611	$35,270
Partnership basis	71,503	70,737
Property and equipment	―	3,510
Stock compensation	60,158	53,297
Derivatives	4,896	3,904
Capital loss carry forward	1,296	1,110
Total gross deferred tax assets	186,464	167,828
Less: valuation allowance	(1,296)	(1,110)
Net gross deferred tax assets	185,168	166,718

Deferred tax liabilities:
Prepaid expenses	13,991	9,429
Property and equipment	3,737	―
Inventory	7,375	6,221
Total gross deferred tax liabilities	25,103	15,650
Net deferred tax asset	$160,065	$151,068

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2014, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012
Balance at beginning of year	$25,059	$20,930	$18,662
Increases for tax positions of prior years	1,523	1,685	5,403
Decreases for tax positions of prior years	(4,658)	(596)	(6,918)
Increases based on tax positions related to the current year	5,960	7,491	4,754
Settlements	(809)	(4,136)	(334)
Lapse of statute	(745)	(315)	(637)
Balance at end of year	$26,330	$25,059	$20,930

As of February 28, 2014, we had $26.3 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2013, we had $25.1 million of gross unrecognized tax benefits, $5.4 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2012, we had $20.9 million of gross unrecognized tax benefits, $3.9 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties increased $0.3 million to $1.6 million as of February 28, 2014, from $1.3 million as of February 28, 2013.  Our accrual for interest and penalties increased $0.2 million to $1.3 million as of February 28, 2013, from $1.1 million as of February 29, 2012.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2011.

10.Benefit Plans

(A)  Retirement Benefit Plans

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

Benefit Plan Information

	As of February 28
	Pension Plan				Restoration Plan		Total
(In thousands)	2014		2013		2014	2013	2014	2013
Change in projected benefit
obligation:
Obligation at beginning of year		$177,531		$154,632	$9,408	$9,892	$186,939	$164,524
Interest cost		7,583		7,299	433	458	8,016	7,757
Actuarial (gain) loss		(4,980)		17,766	803	(488)	(4,177)	17,278
Benefits paid		(2,460)		(2,166)	(457)	(454)	(2,917)	(2,620)
Obligation at end of year		177,674		177,531	10,187	9,408	187,861	186,939
Change in fair value of plan assets:
Plan assets at beginning of year		107,968		96,897	―	―	107,968	96,897
Actual return on plan assets		19,204		8,175	―	―	19,204	8,175
Employer contributions		―		5,062	457	454	457	5,516
Benefits paid		(2,460)		(2,166)	(457)	(454)	(2,917)	(2,620)
Plan assets at end of year		124,712		107,968	―	―	124,712	107,968
Funded status recognized		$(52,962)		$(69,563)	$(10,187)	$(9,408)	$(63,149)	$(78,971)
Amounts recognized in the
consolidated balance sheets:
Current liability	$	―	$	―	$(451)	$(453)	$(451)	$(453)
Noncurrent liability		(52,962)		(69,563)	(9,736)	(8,955)	(62,698)	(78,518)
Net amount recognized		$(52,962)		$(69,563)	$(10,187)	$(9,408)	$(63,149)	$(78,971)
Accumulated benefit obligation		$177,674		$177,531	$10,187	$9,408	$187,861	$186,939

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

Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2014	2013	2014	2013
Discount rate (1)	4.55%	4.30%	4.55%	4.30%

(1)For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2014 and fiscal 2013.

Fair Value of Plan Assets And Fair Value Hierarchy

	As of February 28
(In thousands)	2014	2013
Mutual funds (Level 1):
Equity securities (1)	$78,576	$67,957
Equity securities – international (2)	15,649	13,536
Fixed income securities (3)	29,500	26,218
Collective funds (Level 2):
Short-term investments (4)	1,046	255
Investment (payables) receivables, net (Level 1)	(59)	2
Total	$124,712	$107,968

(1)Includes large-, mid- and small-cap companies primarily from diverse U.S. industries including bank, oil and gas, retail and  pharmaceutical sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities as of February 28, 2014 (95% and 5%, respectively, as of February 28, 2013) .

(2)Consists of equity securities of primarily foreign corporations from diverse industries including bank, pharmaceutical, telecommunication, oil and gas, insurance and food sectors; 100% of securities relate to non-U.S. entities as of February 28, 2014 (100% relate to non-U.S. entities, as of February 28, 2013).

(3)Includes debt securities of U.S. and foreign governments, their agencies and corporations, and diverse investments in mortgage-backed securities and banks; approximately 90% of securities relate to U.S. entities and 10% of securities relate to non-U.S. entities as of February 28, 2014 (85% and 15%, respectively, as of February 28, 2013).

(4)Includes pooled funds representing short-term instruments that include governments, their agencies and corporations and large-, mid- and small-cap companies primarily from the U.S. bank sector; nearly 100% of securities relate to U.S. entities as of February 28, 2014 (nearly 100%  as of February 28, 2013).

Plan Assets.  Our pension plan assets are held in trust and management sets the investment policies and strategies.  Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return.  We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance.  Target allocations for plan assets are guidelines, not limitations, and occasionally plan fiduciaries may approve allocations above or below the targets.  We target allocating 75% of plan assets to equity and equity-related instruments and 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally.  The fixed income securities are currently composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States.  We do not expect any plan assets to be returned to us during fiscal 2015.  Plan assets also include collective funds, which are public investment vehicles with the underlying assets representing high quality, short-term instruments that include securities of governments, their agencies and corporations and large, mid, and small cap companies located in the United States and internationally.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers.  Within the fair value hierarchy (see Note 6), the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value.  The collective funds are public investment vehicles valued using a net asset value (“NAV”) provided by the plan’s trustee as a practical expedient for measuring the fair value.  The NAV is based on the underlying net assets owned by the fund divided by the number of shares outstanding.  The NAV’s unit price is quoted on a private market that was not active.  However, the NAV is based on the fair value of the underlying securities within the fund, which were traded on an active market and valued at the closing price reported on the active market on which those individual securities are traded.  The collective funds may be liquidated with minimal restrictions and are classified as Level 2.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We expect to contribute $4.2 million to the pension plan in fiscal 2015.  For the non-funded restoration plan, we contribute an amount equal to the benefit payments.

Estimated Future Benefit Payments

	Pension	Restoration
(In thousands)	Plan	Plan
Fiscal 2015	$2,056	$451
Fiscal 2016	$2,407	$466
Fiscal 2017	$2,726	$476
Fiscal 2018	$3,076	$482
Fiscal 2019	$3,464	$485
Fiscal 2020 to 2024	$24,182	$2,810

Components of Net Pension Expense

	Years Ended February 28 or 29
(In thousands)	Pension Plan			Restoration Plan			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest cost	$7,583	$7,299	$6,830	$433	$458	$518	$8,016	$7,757	$7,348
Expected return on
plan assets	(7,916)	(7,591)	(6,870)	―	―	―	(7,916)	(7,591)	(6,870)
Recognized actuarial
loss	1,674	1,200	461	―	―	―	1,674	1,200	461
Net pension expense	$1,341	$908	$421	$433	$458	$518	$1,774	$1,366	$939

Changes Recognized in Accumulated Other Comprehensive Loss

	Years Ended February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2014	2013	2014	2013	2014	2013
Net actuarial (gain) loss	$(16,268)	$17,182	$803	$(488)	$(15,465)	$16,694

In fiscal 2015, we anticipate that $1.4 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2014	2013	2012	2014	2013	2012
Discount rate (1)	4.30%	4.75%	5.80%	4.30%	4.75%	5.80%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	―	―	―

 (1)For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2014 and fiscal 2013.  For fiscal 2012 and prior years, a rate of 5.00% was assumed for post-2004 lump sum amounts paid from the plan.

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

To determine the expected long-term return on plan assets, we consider the current and anticipated asset allocations, as well as historical and estimated returns on various categories of plan assets.  We apply the estimated rate of return to a market-related value of assets, which reduces the underlying variability in the asset values.  The use of expected long-term rates of return on pension plan assets could result in recognized asset returns that are greater or less than the actual returns of those pension plan assets in any given year.  Over time, however, the expected long-term returns are anticipated to approximate the actual long-term returns, and therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Differences between actual and expected returns, which are a component of unrecognized actuarial gains/losses, are recognized over the average life expectancy of all plan participants.

Given the frozen status of the pension and benefit restoration plans, the rate of compensation increases is not applicable for periods subsequent to December 31, 2008.  Mortality rate assumptions are based on the life expectancy of the population and were updated in fiscal 2011 to account for increases in life expectancy.

(B)  Retirement Savings 401(k) Plan

We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the pension plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual company-funded contribution regardless of associate participation was implemented, as well as an additional company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $25.0 million in fiscal 2014, $23.1 million in fiscal 2013 and $20.9 million in fiscal 2012.

(C)  Retirement Restoration Plan

Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was $1.1 million in fiscal 2014, $0.4 million in fiscal 2013 and $0.5 million in fiscal 2012.

(D)  Executive Deferred Compensation Plan

Effective January 1, 2011, we established an unfunded nonqualified deferred compensation plan to permit certain eligible key associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was $0.6 million in fiscal 2014, $0.4 million in fiscal 2013 and was not material in fiscal 2012.

11.Debt

	As of February 28
(In thousands)	2014	2013
Short-term revolving credit facility	$582	$355
Current portion of finance and capital lease obligations	18,459	16,139
Current portion of non-recourse notes payable	223,938	182,915
Total current debt	242,979	199,409
Finance and capital lease obligations, excluding current portion	315,925	337,452
Non-recourse notes payable, excluding current portion	7,024,506	5,672,175
Total debt, excluding current portion	7,340,431	6,009,627
Total debt	$7,583,410	$6,209,036

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of February 28, 2014, the remaining capacity of the credit facility was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.5% in fiscal 2014 and 1.8% in fiscal 2013 and 1.6% in fiscal 2012.

We capitalize interest in connection with the construction of certain facilities.  There was no capitalized interest in fiscal 2014, fiscal 2013 or fiscal 2012.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to superstores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any sale-leaseback transactions since fiscal 2009.  See Note 15 for information on future minimum lease obligations.

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

As of February 28, 2014, $6.37 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through August 2020, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of February 28, 2014, $879.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit is $1.8 billion, and unused warehouse capacity totaled $921.0 million.  During the third quarter of fiscal 2014, we increased the limit of our $900 million warehouse facility that was scheduled to expire in February 2014 to $1 billion, and during the fourth quarter of fiscal 2014, we renewed the facility for an additional 364 day term. Of the combined warehouse facility limit, $800 million will expire in August 2014 and $1 billion will expire in February 2015.  The notes payable outstanding related to our warehouse facilities do not have scheduled maturities, instead the principal payments depend upon the repayment rate of the underlying auto loan receivables.  The return requirements of investors could fluctuate significantly depending on market conditions.  Therefore, at renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2014, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

12.Stock and Stock-Based Incentive Plans

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

(B) Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  Of the total authorized, $300 million was scheduled to expire on December 31, 2013, with the remaining $500 million scheduled to expire on December 31, 2014.  Purchases may be made in the open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

During fiscal 2014, we repurchased 6,859,518 shares of common stock at an average purchase price of $44.61 per share.  During fiscal 2013, we repurchased 5,762,000 shares of common stock at an average purchase price of $36.77 per share.  As of February 28, 2014,  $282.1 million was available for repurchase under the authorizations.  Subsequent to the end of fiscal 2014, in March 2014, our board of directors authorized the repurchase of up to an additional $1 billion of our common stock through December 31, 2015.

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

As of February 28, 2014, a total of 50,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 10,637,303 as of that date.

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

Restricted Stock.  Restricted stock awards are awards of our common stock that are subject to specified restrictions and a risk of forfeiture.  The restrictions typically lapse three years from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No restricted stock awards have been granted since fiscal 2009, and no awards were outstanding during fiscal 2014 and 2013.  We realized related tax benefits of $10.9 million in fiscal 2012 from the vesting of restricted stock.

(D) Share-Based Compensation

Composition of ShareBased Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012
Cost of sales	$3,200	$3,010	$1,845
CarMax Auto Finance income	2,983	2,521	1,867
Selling, general and administrative expenses	61,487	57,643	45,392
Share-based compensation expense, before income taxes	$67,670	$63,174	$49,104

Composition of ShareBased Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012
Nonqualified stock options	$23,914	$24,853	$21,581
Cash-settled restricted stock units	29,551	24,268	15,435
Stock-settled restricted stock units	12,515	12,441	10,360
Employee stock purchase plan	1,190	1,062	1,015
Stock grants to non-employee directors	500	550	550
Restricted stock	―	―	163
Share-based compensation expense, before income taxes	$67,670	$63,174	$49,104

We recognize compensation expense for stock options,  MSUs and restricted stock on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of the end of fiscal 2014, fiscal 2013 or fiscal 2012.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2013	10,771	$23.00
Options granted	1,605	42.77
Options exercised	(2,337)	19.32
Options forfeited or expired	(21)	27.58
Outstanding as of February 28, 2014	10,018	$27.02	3.7	$214,476
Exercisable as of February 28, 2014	5,883	$21.06	2.6	$161,051

We granted nonqualified options to purchase 1,605,149 shares of common stock in fiscal 2014,  2,252,124 shares in fiscal 2013 and 1,993,498 shares in fiscal 2012.  The total cash received as a result of stock option exercises was $45.1 million in fiscal 2014, $71.7 million in fiscal 2013 and $25.3 million in fiscal 2012.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $62.5 million for fiscal 2014, $68.0 million for fiscal 2013 and $23.9 million for fiscal 2012.  We realized related tax benefits of $25.1 million in fiscal 2014,  $27.2 million for fiscal 2013 and $9.5 million for fiscal 2012.

Outstanding Stock Options

				As of February 28, 2014
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			1,512	2.1	$11.43	1,512	$11.43
	$13.19	-	$19.82	1,550	1.0	$15.66	1,550	$15.66
	$19.98	-	$25.39	1,580	3.1	$25.19	1,222	$25.13
	$25.67	-	$32.05	2,118	5.0	$31.62	654	$31.45
	$32.69	-	$49.25	3,258	5.1	$37.56	945	$32.84
Total				10,018	3.7	$27.02	5,883	$21.06

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

The weighted average fair value per share at the date of grant for options granted was $15.59 in fiscal 2014, $12.67 in fiscal 2013 and $13.80 in fiscal 2012.  The unrecognized compensation costs related to nonvested options totaled $32.6 million as of February 28, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.0 years.

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2014			2013			2012
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	27.9%	-	46.8%	31.1%	-	51.4%	34.8%	-	52.0%
Weighted average expected volatility			44.7%			49.4%			49.3%
Risk-free interest rate (2)	0.02%	-	2.6%	0.02%	-	2.0%	0.01%	-	3.5%
Expected term (in years) (3)			4.7			4.7			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	1,651	$29.90
Stock units granted	542	$42.68
Stock units vested and converted	(565)	$25.64
Stock units cancelled	(97)	$34.95
Outstanding as of February 28, 2014	1,531	$35.68

We granted 541,819 RSUs in fiscal 2014,  644,232 RSUs in fiscal 2013 and 575,380 RSUs in fiscal 2012.  The initial fair market value per RSU at the date of grant was $42.68 in fiscal 2014, $31.76 in fiscal 2013 and $32.69 in fiscal 2012.  The RSUs are cash-settled upon vesting.  During fiscal 2014, we paid $23.3 million (before payroll tax withholdings) to RSU holders upon the vesting of RSUs, and we realized tax benefits of $9.3 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2014
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2015	$11,191	$29,843
Fiscal 2016	12,439	33,172
Fiscal 2017	14,179	37,811
Total expected cash settlements	$37,809	$100,826

(1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2013	904	$40.78
Stock units granted	238	$52.02
Stock units vested and converted	(285)	$36.66
Stock units cancelled	(5)	$46.79
Outstanding as of February 28, 2014	852	$45.26

We granted 237,660 MSUs in fiscal 2014,  348,551 MSUs in fiscal 2013 and 299,102 MSUs in fiscal 2012.  The weighted average fair value per MSU at the date of grant was $52.02 in fiscal 2014, $40.33 in fiscal 2013 and $45.48 in fiscal 2012.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $7.9 million during fiscal 2014, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $13.4 million as of February 28, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.

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

As of February 28, 2014, a total of 3,724,673 shares remained available under the plan.  Shares purchased in the open market on behalf of associates totaled 188,797 during fiscal 2014,  251,667 during fiscal 2013 and 260,927 during fiscal 2012.  The average price per share for purchases under the plan was $47.35 in fiscal 2014, $32.05 in fiscal 2013 and $30.02 in fiscal 2012.  The total costs for matching contributions are included in share-based compensation expense.

13.Net Earnings Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of net earnings per share pursuant to the two-class method as discussed in Note 2(X).  Our restricted stock awards are considered participating securities because they contain nonforfeitable rights to dividends and are included in the computation of net earnings per share pursuant to the two-class method.  Nonvested MSUs do not receive nonforfeitable dividend equivalent rights, and therefore, are not considered participating securities.  RSUs are nonparticipating, non-equity instruments, and therefore, are excluded from net earnings per share calculations.  There were no outstanding participating securities during fiscal 2014 and 2013.

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2014	2013	2012
Net earnings	$492,586	$434,284	$413,795
Less net earnings allocable to restricted stock	―	―	166
Net earnings available for basic and diluted common shares	$492,586	$434,284	$413,629

Weighted average common shares outstanding	223,589	228,095	226,282
Dilutive potential common shares:
Stock options	3,255	3,161	3,608
Stock-settled restricted stock units	740	567	831
Weighted average common shares and dilutive
potential common shares	227,584	231,823	230,721
Basic net earnings per share	$2.20	$1.90	$1.83
Diluted net earnings per share	$2.16	$1.87	$1.79

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  In fiscal 2014, weighted average options to purchase 1,231,382 shares were not included.  In fiscal 2013, weighted-average options to purchase 3,877,165 shares were not included.  In fiscal 2012, weighted-average options to purchase 1,750,473 shares were not included.

14.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2011	$(17,528)	$(7,529)	$(25,057)
Other comprehensive loss before reclassifications	(22,591)	(22,723)	(45,314)
Amounts reclassified from accumulated other
comprehensive loss	345	7,567	7,912
Other comprehensive loss	(22,246)	(15,156)	(37,402)
Balance as of February 29, 2012	(39,774)	(22,685)	(62,459)
Other comprehensive (loss) income before reclassifications	(10,456)	4,485	(5,971)
Amounts reclassified from accumulated other
comprehensive loss	751	7,871	8,622
Other comprehensive (loss) income	(9,705)	12,356	2,651
Balance as of February 28, 2013	(49,479)	(10,329)	(59,808)
Other comprehensive income (loss) before reclassifications	9,713	(3,216)	6,497
Amounts reclassified from accumulated other
comprehensive loss	1,051	5,989	7,040
Other comprehensive income	10,764	2,773	13,537
Balance as of February 28, 2014	$(38,715)	$(7,556)	$(46,271)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
(In thousands)	2014	2013	2012

Retirement Benefit Plans (Note 10):
Actuarial gain (loss) arising during the year	$15,465	$(16,694)	$(35,786)
Tax (expense) benefit	(5,752)	6,238	13,195
Actuarial gain (loss) arising during the year,
net of tax	9,713	(10,456)	(22,591)
Actuarial loss amortization reclassifications
in net pension expense:
Cost of sales	669	483	182
CarMax Auto Finance income	38	28	12
Selling, general and administrative expenses	967	689	267
Total amortization reclassifications recognized
in net pension expense	1,674	1,200	461
Tax expense	(623)	(449)	(116)
Amortization reclassifications recognized in net
pension expense, net of tax	1,051	751	345
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	10,764	(9,705)	(22,246)

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(5,286)	(6,691)	(22,968)
Tax benefit (1)	2,070	11,176	245
Effective portion of changes in fair value, net of tax	(3,216)	4,485	(22,723)
Reclassifications to CarMax Auto Finance income	9,872	12,981	7,567
Tax expense	(3,883)	(5,110)	-
Reclassification of hedge losses, net of tax	5,989	7,871	7,567
Net change in cash flow hedge unrecognized losses,
net of tax	2,773	12,356	(15,156)
Total other comprehensive income (loss), net of tax	$13,537	$2,651	$(37,402)

(1)    The year ended February 28, 2013, includes a tax benefit adjustment of $8,518 related to prior years.

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $27.7 million as of February 28, 2014, and $35.9 million as of February 29, 2013.

15.Lease Commitments

Our leases primarily consist of land or land and building leases related to CarMax superstore locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $43.6 million in fiscal 2014, $42.8 million in fiscal 2013 and $42.3 million in fiscal 2012.  See Note 11 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2014
	Capital	Finance	Operating Lease
(In thousands)	Lease (1)	Leases (1)	Commitments (1)
Fiscal 2015	$304	$47,369	$42,341
Fiscal 2016	333	48,219	42,400
Fiscal 2017	354	42,589	39,708
Fiscal 2018	354	35,408	36,890
Fiscal 2019	354	32,577	35,639
Fiscal 2020 and thereafter	5,163	160,997	251,091
Total minimum lease payments	6,862	367,159	448,069
Less amounts representing interest	(4,081)
Present value of net minimum lease payments	$2,781

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

16.commitments and Contingencies

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On June 16, 2009, the court entered a stay of these claims pending the outcome of a California Supreme Court case involving unrelated third parties but related legal issues.  Subsequently, CarMax moved to lift the stay and compel the plaintiffs’ remaining claims into arbitration on an individual basis, which the court granted on November 21, 2011.  The plaintiffs appealed the court’s ruling to the California Court of Appeal.  On March 26, 2013, the California Court of Appeal reversed the trial court’s order granting CarMax’s motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

(B) Gain Contingency

The Company is a class member in a consolidated and settled class action lawsuit (In Re Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litig., Case No. 10-2151 (C.D. Cal.), consolidated as of April 9, 2010) against Toyota Motor Corp. and Toyota Motor Sales, USA, Inc. (collectively, “Toyota”) related to the economic loss associated with certain Toyota vehicles equipped with electronic throttle controls systems and the potential unintended acceleration of these vehicles.  On April 3, 2014, the claims administrator in this matter provided notice to the Company that the Company may recover approximately $20 million (net of attorney’s fees and expenses) as its share of the settlement proceeds in the third calendar quarter of 2014.  The estimated recovery: (1) may be reduced to the extent that the total claims made exceed the settlement pool; (2) is subject to final approval of supporting documentation; and (3) remains subject to the entry of a final approval order from the district court judge.  We will recognize these proceeds when funds are received from the claims administrator.

(C) Other Matters

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

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.7 million as of February 28, 2014, and $4.6 million as of February 29, 2013, and is included in accrued expenses and other current liabilities.

17.Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2014	2014	2014	2014 (1)	2014 (1)
Net sales and operating revenues	$3,311,057	$3,245,552	$2,941,407	$3,076,283	$12,574,299
Gross profit	$448,096	$434,743	$381,721	$384,141	$1,648,701
CarMax Auto Finance income	$87,019	$84,422	$83,905	$80,821	$336,167
Selling, general and administrative
expenses	$290,189	$283,206	$284,366	$297,454	$1,155,215
Net earnings	$146,651	$140,274	$106,452	$99,209	$492,586
Net earnings per share:
Basic	$0.65	$0.63	$0.48	$0.45	$2.20
Diluted	$0.64	$0.62	$0.47	$0.44	$2.16

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2013	2013	2013	2013	2013
Net sales and operating revenues	$2,774,420	$2,758,004	$2,602,446	$2,827,948	$10,962,818
Gross profit	$381,915	$367,993	$345,219	$369,235	$1,464,362
CarMax Auto Finance income	$75,179	$75,676	$72,454	$75,958	$299,267
Selling, general and administrative
expenses	$253,603	$254,674	$257,282	$265,475	$1,031,034
Net earnings	$120,746	$111,636	$94,681	$107,221	$434,284
Net earnings per share:
Basic	$0.53	$0.49	$0.41	$0.47	$1.90
Diluted	$0.52	$0.48	$0.41	$0.46	$1.87

(1)

As disclosed in Note 8, during the fourth quarter of fiscal 2014, we corrected our accounting related to cancellation reserves for our ESP and GAP products.  The correction of the out of period error consisted of $0.02 per share pertaining to earlier quarters in fiscal 2014 and $0.05 per share pertaining to fiscal 2013 and fiscal 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management's annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2014 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2014 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies our executive officers as of February 28, 2014.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2014.

Name	Age	Office
Thomas J. Folliard………………….………….…	49	President, Chief Executive Officer and Director
William D. Nash………………………..….……..	44	Executive Vice President, Human Resources and Administrative Services
Thomas W. Reedy……………………….…..…..	49	Executive Vice President and Chief Financial Officer
William C. Wood, Jr.……………….……..………	47	Executive Vice President, Stores
Angela S. Chattin……………………....…………	46	Senior Vice President, CarMax Auto Finance
Eric M. Margolin………………….……..……….	60	Senior Vice President, General Counsel and Corporate Secretary
Richard M. Smith……………….…………...……	56	Senior Vice President and Chief Information Officer

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

Ms. Chattin joined CarMax in 1996 as an accounts receivable group manager. In 1997, she took responsibility for CarMax Auto Finance and was promoted to assistant vice president of CarMax in 1999 and vice president in 2001. She was promoted to senior vice president, CarMax Auto Finance in 2010. Prior to joining CarMax, Ms. Chattin served as vice president of customer service for GE Capital Consumer Credit and held various positions at Circuit City.

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

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2014 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2014 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2014 Proxy Statement.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Compensation Tables” appearing in our 2014 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2014 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2014 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Fees and Services” in our 2014 Proxy Statement.

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

CarMax, Inc.

By:	/s/ THOMAS J. FOLLIARD	By:	/s/ THOMAS W. REEDY
	Thomas J. Folliard		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 25, 2014		April 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD	/s/ W. ROBERT GRAFTON *
Thomas J. Folliard	W. Robert Grafton
President, Chief Executive Officer and Director	Director
April 25, 2014	April 25, 2014

/s/ THOMAS W. REEDY	/s/ EDGAR H. GRUBB *
Thomas W. Reedy	Edgar H. Grubb
Executive Vice President and Chief Financial Officer	Director
April 25, 2014	April 25, 2014

/s/ NATALIE L. WYATT	/s/ MITCHELL D. STEENROD *
Natalie L. Wyatt	Mitchell D. Steenrod
Vice President and Chief Accounting Officer	Director
April 25, 2014	April 25, 2014

/s/ RONALD E. BLAYLOCK *	/s/ THOMAS G. STEMBERG *
Ronald E. Blaylock	Thomas G. Stemberg
Director	Director
April 25, 2014	April 25, 2014

/s/ RAKESH GANGWAL *	/s/ SHIRA GOODMAN *
Rakesh Gangwal	Shira Goodman
Director	Director
April 25, 2014	April 25, 2014

/s/ WILLIAM R. TIEFEL *	/s/ JEFFREY E. GARTEN *
William R. Tiefel	Jeffrey E. Garten
Director	Director
April 25, 2014	April 25, 2014

*By:	/s/ THOMAS W. REEDY
Thomas W. Reedy
Attorney-In-Fact

The original powers of attorney authorizing Thomas J. Folliard and Thomas W. Reedy, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Index to exhibits

3.1

CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as amended and restated June 24, 2013, filed as Exhibit 3.2 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

10.1

CarMax, Inc. Employment Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.2

CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.3

CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.8 to CarMax’s Quarterly Report on Form 10-Q, filed January 9, 2012 (File No. 1-31420) is incorporated by this reference. *

10.4

CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.6 to CarMax’s Annual Report on Form 10-K, filed April 26, 2013 (File No. 1-31420) is incorporated by this reference. *

10.5

CarMax, Inc. Severance Agreement for Executive Officer, dated December 1, 2011, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.7 to CarMax’s Annual Report on Form 10-K, filed April 26, 2013 (File No. 1-31420) is incorporated by this reference.  *

10.6

CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.7

CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 30, 2011  (File No. 1-31420), is incorporated by this reference. *

10.8

CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective  June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9

CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.10

CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.11

CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.12

CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

10.13

Credit Agreement dated August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.14

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference.  *

10.15

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference.  *

10.16

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.17

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.18

Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.19

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.20

Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, effective January 1, 2009, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.21

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.22

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.23

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.24

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

82 10.25

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.26

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.27

Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.28

Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.29

Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.30

Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors,  filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.31

Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

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

*Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.