Form 10-K/A
period 2014-02-28
CARMAX INC
filed 2014-04-28
CIK 1170010

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, as filed with the Securities and Exchange Commission (“SEC”) on April 25, 2014 (“Form 10-K”).  The sole purpose of this Amendment is to correct inadvertent errors in the eXtensible Business Reporting Language (“XBRL”) information filed as Exhibit 101 to the original Form 10-K.

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
April 28, 2014

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

21.1	CarMax, Inc. Subsidiaries, filed as Exhibit 21.1 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

23.1	Consent of KPMG LLP, filed as Exhibit 23.1 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

24.1	Powers of Attorney, filed as Exhibit 24.1 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed as Exhibit 31.1 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

31.2

Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed as Exhibit 31.2 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

32.1

Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed as Exhibit 32.1 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

32.2

Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed as Exhibit 32.2 to CarMax’s Annual Report on Form 10-K, filed April 25, 2014 (File No. 1-31420), is incorporated by this reference.

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