Form 10-Q
period 2014-05-31
CARMAX INC
filed 2014-07-08
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May  31, 2014

OR

 [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-31420

CARMAX, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1821055
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12800 TUCKAHOE CREEK PARKWAY, RICHMOND, VIRGINIA	23238
(Address of principal executive offices)	(Zip Code)

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

.

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of June 30, 2014

Common Stock, par value $0.50	219,233,886

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months Ended May 31, 2014 and 2013	3

		Consolidated Statements of Comprehensive Income –
		Three Months Ended May 31, 2014 and 2013	4

		Consolidated Balance Sheets –
		May 31, 2014, and February 28, 2014	5

		Consolidated Statements of Cash Flows –
		Three Months Ended May 31, 2014 and 2013	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 6.	Exhibits	38
SIGNATURES			39
EXHIBIT INDEX			40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2014	% (1)	2013	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,060,341	81.6	$2,701,755	81.6
New vehicle sales	69,789	1.9	52,427	1.6
Wholesale vehicle sales	545,245	14.5	490,659	14.8
Other sales and revenues	74,821	2.0	66,216	2.0
NET SALES AND OPERATING REVENUES	3,750,196	100.0	3,311,057	100.0
Cost of sales	3,248,465	86.6	2,862,961	86.5
GROSS PROFIT	501,731	13.4	448,096	13.5
CARMAX AUTO FINANCE INCOME	94,615	2.5	87,019	2.6
Selling, general and administrative expenses	313,446	8.4	290,189	8.8
Interest expense	7,601	0.2	7,878	0.2
Other (expense) income	(277)	―	241	―
Earnings before income taxes	275,022	7.3	237,289	7.2
Income tax provision	105,369	2.8	90,638	2.7
NET EARNINGS	$169,653	4.5	$146,651	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	220,268		224,618
Diluted	223,632		228,552
NET EARNINGS PER SHARE:
Basic	$0.77		$0.65
Diluted	$0.76		$0.64

(1)Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended May 31
(In thousands)	2014	2013
NET EARNINGS	$169,653	$146,651
Other comprehensive income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	213	256
Net change in cash flow hedge
unrecognized losses	282	2,042
Other comprehensive income, net of taxes	495	2,298
TOTAL COMPREHENSIVE INCOME	$170,148	$148,949

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of May 31	As of February 28
(In thousands except share data)	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$532,191	$627,901
Restricted cash from collections on auto loan receivables	290,653	259,299
Accounts receivable, net	97,810	79,923
Inventory	1,681,800	1,641,424
Deferred income taxes	8,080	7,866
Other current assets	26,202	26,811
TOTAL CURRENT ASSETS	2,636,736	2,643,224
Auto loan receivables, net	7,547,665	7,147,848
Property and equipment, net	1,696,940	1,652,977
Deferred income taxes	150,905	152,199
Other assets	116,714	110,909
TOTAL ASSETS	$12,148,960	$11,707,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$433,115	$427,492
Accrued expenses and other current liabilities	159,298	202,588
Accrued income taxes	94,816	2,438
Short-term debt	1,242	582
Current portion of finance and capital lease obligations	19,715	18,459
Current portion of non-recourse notes payable	253,972	223,938
TOTAL CURRENT LIABILITIES	962,158	875,497
Finance and capital lease obligations, excluding current portion	315,762	315,925
Non-recourse notes payable, excluding current portion	7,373,003	7,024,506
Other liabilities	168,665	174,232
TOTAL LIABILITIES	8,819,588	8,390,160

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
218,483,173 and 221,685,984 shares issued and outstanding
as of May 31, 2014 and February 28, 2014, respectively	109,242	110,843
Capital in excess of par value	1,036,197	1,038,209
Accumulated other comprehensive loss	(45,776)	(46,271)
Retained earnings	2,229,709	2,214,216
TOTAL SHAREHOLDERS’ EQUITY	3,329,372	3,316,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,148,960	$11,707,157

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31
(In thousands)	2014		2013
OPERATING ACTIVITIES:
Net earnings	$169,653			$146,651
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	27,343			24,335
Share-based compensation expense	15,388			22,941
Provision for loan losses	15,847			11,299
Provision for cancellation reserves	21,118			9,123
Deferred income tax provision	771			6,695
Loss (gain) on disposition of assets and other	424	–		(178)
Net (increase) decrease in:
Accounts receivable, net	(17,887)			21,509
Inventory	(40,376)			119,613
Other current assets	664			7,293
Auto loan receivables, net	(415,664)			(425,827)
Other assets	3,467			(2,592)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	40,424			533
Other liabilities	(30,252)			(18,974)
NET CASH USED IN OPERATING ACTIVITIES	(209,080)			(77,579)
INVESTING ACTIVITIES:
Capital expenditures	(53,709)			(42,045)
Proceeds from sales of assets	―			4,610
Increase in restricted cash from collections on auto loan receivables	(31,354)			(16,428)
Increase in restricted cash in reserve accounts	(3,259)			(2,812)
Release of restricted cash from reserve accounts	4			10,011
(Purchases) sales of money market securities, net	(3,035)			1,313
Purchases of trading securities	(2,798)			(1,161)
Sales of trading securities	32			―
NET CASH USED IN INVESTING ACTIVITIES	(94,119)			(46,512)
FINANCING ACTIVITIES:
Increase in short-term debt, net	660			617
Payments on finance and capital lease obligations	(4,204)			(3,796)
Issuances of non-recourse notes payable	1,897,000			1,774,000
Payments on non-recourse notes payable	(1,518,469)			(1,261,735)
Repurchase and retirement of common stock	(171,924)			(130,215)
Equity issuances, net	120			11,204
Excess tax benefits from share-based payment arrangements	4,306			9,919
NET CASH PROVIDED BY FINANCING ACTIVITIES	207,489			399,994
(Decrease) increase in cash and cash equivalents	(95,710)			275,903
Cash and cash equivalents at beginning of year	627,901			449,364
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$532,191			$725,267
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,642			$7,927
Cash paid for income taxes	$5,802			$2,100
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(10,338)			$1,025
Finance lease modifications	$5,297		$	―

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

We were the first used vehicle retailer to offer a large selection of high quality used vehicles at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under franchise agreements.

2.Accounting Policies

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Certain prior year amounts have been reclassified to conform to current year’s presentation.  Amounts and percentages may not total due to rounding.

Cash and Cash Equivalents.  Cash equivalents of $514.7 million as of May 31, 2014, and $607.0 million as of      February 28, 2014, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $290.7 million as of May 31, 2014, and $259.3 million as of February 28, 2014, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment, Net.  Property and equipment is reported net of accumulated depreciation and amortization of $754.2 million and $730.6 million as of May 31, 2014 and February 28, 2014, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $35.8 million as of May 31, 2014, and $32.5 million as of February 28, 2014.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as investments held in a rabbi trust established to fund informally our executive deferred compensation plan.  The rabbi trust investments are classified as trading securities with realized and unrealized gains and losses reflected as a component of other (expense) income.  Restricted investments was $43.2 million as of May 31, 2014, and $40.2 million as of February 28, 2014.

Revenue Recognition.    We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends.

We sell EPP products on behalf of unrelated third parties to customers who purchase a vehicle.  In May 2014, the ESPs we offer on all used vehicles were modified to provide coverage of 60 months (subject to mileage limitations).  Prior to this modification, the ESPs we offered provided coverage up to 72 months.  GAP covers the customer for the term of their finance contract. We recognize commission revenue at the time of sale, net of a reserve for estimated customer cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to customer cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of other current liabilities with the remaining amount recognized in other liabilities.  See Note 7 for additional information on cancellation reserves.

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

Recent Accounting Pronouncements.

Effective in the Current Quarter.  In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to liabilities (FASB ASC Topic 405).  The amendments provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We adopted this pronouncement for our fiscal year beginning March 1, 2014, and there was no effect on our consolidated financial statements.

In July 2013, the FASB issued an accounting pronouncement related to income taxes (FASB ASC Topic 740), which provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted.  We adopted this pronouncement for our fiscal year beginning March 1, 2014, and there was no effect on our consolidated financial statements.

Effective in Future Periods.  In May 2014, the FASB issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  We will adopt the provisions of ASC Topic 606 for our fiscal year beginning March 1, 2017, and are currently evaluating the impact on our consolidated financial statements.

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

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we present this information on a direct basis to avoid making subjective decisions regarding the indirect benefits or costs that could be attributed to CAF.   Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.  In addition, except for auto loan receivables, which are disclosed in Note 4, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

Components of CAF Income

	Three Months Ended May 31
(In millions)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$147.0	8.0	$133.5	8.7
Interest expense	(23.1)	(1.2)	(22.8)	(1.5)
Total interest margin	123.9	6.7	110.7	7.2
Provision for loan losses	(15.8)	(0.9)	(11.3)	(0.7)
Total interest margin after
provision for loan losses	108.1	5.8	99.4	6.5

Direct expenses:
Payroll and fringe benefit expense	(6.2)	(0.3)	(5.5)	(0.4)
Other direct expenses	(7.3)	(0.4)	(6.9)	(0.4)

Total direct expenses	(13.5)	(0.7)	(12.4)	(0.8)
CarMax Auto Finance income	$94.6	5.1	$87.0	5.7

Total average managed receivables	$7,390.1		$6,152.5

(1)Annualized percentage of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $7.63 billion as of May 31, 2014, and $7.25 billion as of February 28, 2014.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2014	2014
Warehouse facilities	$964.0	$879.0
Term securitizations	6,409.0	6,145.5
Other receivables (1)	200.8	159.9
Total ending managed receivables	7,573.8	7,184.4
Accrued interest and fees	31.2	26.3
Other	18.1	7.0
Less allowance for loan losses	(75.4)	(69.9)
Auto loan receivables, net	$7,547.7	$7,147.8

 (1)Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk.  Credit histories are obtained from credit bureau reporting agencies and include information such as number, age, type and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers assigned a grade of “A” are determined to have the highest probability of repayment, and customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2014 (1)	% (2)	2014 (1)	% (2)
A	$3,698.6	48.8	$3,506.0	48.8
B	2,786.9	36.8	2,658.5	37.0
C and other	1,088.3	14.4	1,019.9	14.2
Total ending managed receivables	$7,573.8	100.0	$7,184.4	100.0

 (1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percentage of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2014	% (1)	2013	% (1)
Balance as of beginning of year	$69.9	0.97	$57.3	0.97
Charge-offs	(32.0)		(26.4)
Recoveries	21.7		18.7
Provision for loan losses	15.8		11.3
Balance as of end of period	$75.4	1.00	$60.9	0.96

 (1)Percentage of total ending managed receivables as of the corresponding reporting date.

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2014	% (1)	2014	% (1)
Total ending managed receivables	$7,573.8	100.0	$7,184.4	100.0

Delinquent loans:
31-60 days past due	$133.5	1.7	$126.6	1.8
61-90 days past due	42.4	0.6	42.6	0.6
Greater than 90 days past due	14.2	0.2	16.0	0.2
Total past due	$190.1	2.5	$185.2	2.6

 (1)Percentage of total ending managed receivables.

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

As of May 31, 2014 and February 28, 2014, we had interest rate swaps outstanding with combined notional amounts of $950.0  million and $869.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

Non-designated Hedges.  Derivative instruments not designated as accounting hedges are not speculative.  These instruments are used to limit risk for investors in the warehouse facilities.  Changes in the fair value of derivatives not designated as accounting hedges are recorded directly in CAF income.

As of May 31, 2014 and February 28, 2014, we  had no derivatives that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of May 31, 2014			As of February 28, 2014
(In thousands)	Assets		Liabilities	Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$	―	$(2,130)	$	―	$(1,351)
Total	$	―	$(2,130)	$	―	$(1,351)

   (1)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended
	May 31
(In thousands)	2014		2013
Derivatives designated as accounting hedges:
(Loss)/gain recognized in AOCL (1)		$(1,798)	$462
Loss reclassified from AOCL into CAF income (1)		$(2,263)	$(2,905)
Gain recognized in CAF Income (2)	$	―	$21

(1)Represents the effective portion.

(2)Represents the ineffective portion.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$549,371	$	―		$549,371
Mutual fund investments		8,600		―		8,600
Total assets at fair value		$557,971	$	―		$557,971

Percentage of total assets at fair value		100.0%		―	%	100.0%
Percentage of total assets		4.6%		―	%	4.6%

Liabilities:
Derivative instruments	$	―		$2,130		$2,130
Total liabilities at fair value	$	―		$2,130		$2,130

Percentage of total liabilities		― %		―	%	― %

	As of February 28, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$641,622	$	―		$641,622
Mutual fund investments		5,609		―		5,609
Total assets at fair value		$647,231	$	―		$647,231

Percentage of total assets at fair value		100.0%		―	%	100.0%
Percentage of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,351		$1,351
Total liabilities at fair value	$	―		$1,351		$1,351

Percentage of total liabilities		― %		―	%	― %

7.Cancellation Reserves

We recognize commission revenue for EPP products at the time of sale, net of a reserve for estimated contract cancellations.  Cancellations of these services may result from early termination by the customer, or default or prepayment on the finance contract.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.

Cancellation Reserves

	As of May 31
(In millions)	2014	2013
Balance as of beginning of year	$72.5	$32.7
Cancellations	(12.5)	(8.5)
Provision for future cancellations	21.1	9.1
Balance as of end of period	$81.1	$33.3

8.Income Taxes

We had $27.6 million of gross unrecognized tax benefits as of May 31, 2014, and $26.3 million as of February 28, 2014.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2014, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

9.Retirement Plans

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

Components of Net Pension Expense

	Three Months Ended May 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2014	2013	2014	2013	2014	2013
Interest cost	$2,008	$1,896	$113	$99	$2,121	$1,995
Expected return on plan assets	(2,267)	(1,980)	―	―	(2,267)	(1,980)
Recognized actuarial loss	340	408	―	―	340	408
Net pension expense	$81	$324	$113	$99	$194	$423

We made $0.5 million in contributions to the pension plan during the three months ended May 31, 2014, and anticipate making $3.7 million in contributions during the remainder of fiscal 2015.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2014.

10.Debt

	As of May 31	As of February 28
(In thousands)	2014	2014
Short-term revolving credit facility	$1,242	$582
Current portion of finance and capital lease obligations	19,715	18,459
Current portion of non-recourse notes payable	253,972	223,938
Total current debt	274,929	242,979
Finance and capital lease obligations, excluding current portion	315,762	315,925
Non-recourse notes payable, excluding current portion	7,373,003	7,024,506
Total debt, excluding current portion	7,688,765	7,340,431
Total debt	$7,963,694	$7,583,410

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in  August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of May 31, 2014, the remaining capacity was fully available to us.

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

As of May 31, 2014, $6.66 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through November 2020, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2014, $964.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $1.8 billion, and unused warehouse capacity totaled $836.0 million.  In July 2014, we increased the limit of one of our warehouse facilities by an additional $300.0 million.  Of the combined warehouse facility limit, $800.0 million will expire in August 2014 and $1.3 billion will expire in February 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2014, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, and in March 2014, our board of directors authorized the repurchase of up to an additional $1.0 billion of our common stock.

For the three months ended May 31, 2014, we repurchased 3,841,939 shares of common stock at an average purchase price of $45.33 per share.  For the three months ended May 31, 2013, we repurchased 2,945,622 shares of common stock at an average purchase price of $42.29 per share. As of May 31, 2014, $1.1 billion was available for repurchase under the authorizations, of which $107.9 million is scheduled to expire on December 31, 2014, and $1.0 billion is scheduled to expire on December 31, 2015.

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

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2014	2013
Cost of sales	$327	$1,273
CarMax Auto Finance income	676	782
Selling, general and administrative expenses	14,716	21,174
Share-based compensation expense, before income taxes	$15,719	$23,229

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2014	2013
Nonqualified stock options	$8,120	$7,033
Cash-settled restricted stock units	3,147	12,088
Stock-settled restricted stock units	4,121	3,820
Employee stock purchase plan	331	288
Stock grants to non-employee directors	―	―
Share-based compensation expense, before income taxes	$15,719	$23,229

We recognize compensation expense for stock options and MSUs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2014 or 2013.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2014	10,018	$27.02
Options granted	2,003	44.96
Options exercised	(374)	18.11
Options forfeited or expired	(12)	23.64
Outstanding as of May 31, 2014	11,635	$30.40	4.1	$163,230
Exercisable as of May 31, 2014	7,129	$24.01	2.9	$144,745

For the three months ended May 31, 2014 and 2013, we granted nonqualified options to purchase 2,003,238 and 1,569,117 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the three months ended May 31, 2014 and 2013, was $6.8 million and $17.0 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the three months ended May 31, 2014 and 2013, was $10.6 million and $23.4 million, respectively.  We realized related tax benefits of $4.2 million and $9.4 million during the three months ended May 31, 2014 and 2013, respectively.

Outstanding Stock Options

				As of May 31, 2014
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			1,468	1.8	$11.43	1,468	$11.43
	$13.19	-	$19.82	1,341	0.8	$15.89	1,341	$15.89
	$19.98	-	$25.39	1,498	2.9	$25.20	1,498	$25.20
	$25.67	-	$32.69	3,717	4.3	$32.13	2,379	$32.22
	$33.11	-	$49.25	3,611	6.4	$43.88	443	$42.09
Total				11,635	4.1	$30.40	7,129	$24.01

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

The weighted average fair value per share at the date of grant for options granted during the three months ended May 31, 2014 and 2013, was $13.21 and $15.55, respectively.  The unrecognized compensation costs related to nonvested options totaled $50.6 million as of May 31, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2014			2013
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	25.2%	-	32.7%	28.1%	-	46.8%
Weighted average expected volatility			31.9%			44.8%
Risk-free interest rate (2)	0.03%	-	2.7%	0.04%	-	1.7%
Expected term (in years) (3)			4.7			4.7

 (1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	1,531	$35.68
Stock units granted	587	$44.96
Stock units vested and converted	(458)	$32.71
Stock units cancelled	(29)	$37.81
Outstanding as of May 31, 2014	1,631	$39.82

For the three months ended May 31, 2014 and 2013, we granted 587,186 and 541,741 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the three months ended May 31, 2014 and 2013, was $44.96 and $42.68, respectively.  The RSUs are cash-settled upon vesting.  For the three months ended May 31, 2014 and 2013, we paid $21.1 million and $22.7 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs.  We realized tax benefits of $8.4 million and $9.0 million during the three months ended May 31, 2014 and 2013, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2014
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2016	$12,460	$33,226
Fiscal 2017	14,144	37,716
Fiscal 2018	16,321	43,523
Total expected cash settlements	$42,925	$114,465

 (1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	852	$45.26
Stock units granted	245	$55.37
Stock units vested and converted	(281)	$45.57
Stock units cancelled	―	$ ―
Outstanding as of May 31, 2014	816	$48.19

For the three months ended May 31, 2014 and 2013, we granted 245,190 and 235,459 MSUs, respectively.  The weighted average fair value per MSU at the date of grant for MSUs granted during the three months ended May 31, 2014 and 2013, was $55.37 and $51.95, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $7.1 million and $6.8 million for the three months ended May 31, 2014 and 2013, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $22.4 million as of May 31, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.

 12.Net Earnings per Share

Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of weighted average number of shares of common stock outstanding and dilutive potential common  stock.

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2014	2013
Net earnings	$169,653	$146,651
Weighted average common shares outstanding	220,268	224,618
Dilutive potential common shares:
Stock options	2,772	3,194
Stock-settled restricted stock units	592	740
Weighted average common shares and dilutive
potential common shares	223,632	228,552
Basic net earnings per share	$0.77	$0.65
Diluted net earnings per share	$0.76	$0.64

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended May 31, 2014 and 2013, weighted-average options to purchase 2,420,758 shares and 801,614 shares of common stock, respectively, were not included.

13.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2014	$(38,715)	$(7,556)	$(46,271)
Other comprehensive loss before reclassifications	―	(1,091)	(1,091)
Amounts reclassified from accumulated other comprehensive loss	213	1,373	1,586
Other comprehensive income	213	282	495
Balance as of May 31, 2014	$(38,502)	$(7,274)	$(45,776)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2014	2013

Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$138	$162
CarMax Auto Finance income	7	9
Selling, general and administrative expenses	195	237
Total amortization reclassifications recognized
in net pension expense	340	408
Tax expense	(127)	(152)
Amortization reclassifications recognized in net
pension expense, net of tax	213	256
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	213	256

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(1,798)	462
Tax benefit/(expense)	707	(181)
Effective portion of changes in fair value, net of tax	(1,091)	281
Reclassifications to CarMax Auto Finance income	2,263	2,905
Tax expense	(890)	(1,144)
Reclassification of hedge losses, net of tax	1,373	1,761
Net change in cash flow hedge unrecognized losses,
net of tax	282	2,042
Total other comprehensive income, net of tax	$495	$2,298

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $27.4 million as of May 31, 2014, and $27.7 million as of February 28, 2014.

14.Contingent Liabilities

Litigation.  On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v.  CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks and overtime; (3) failure to pay overtime; (4) failure to comply with itemized employee wage statement provisions; (5) unfair competition; and (6) California’s Labor Code Private Attorney General Act.  The putative class consisted of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  On May 12, 2009, the court dismissed all of the class claims with respect to the sales manager putative class.  On June 16, 2009, the court dismissed all claims related to the failure to comply with the itemized employee wage statement provisions.  The court also granted CarMax’s motion for summary adjudication with regard to CarMax’s alleged failure to pay overtime to the sales consultant putative class.  The plaintiffs appealed the court's ruling regarding the sales consultant overtime claim.  On May 20, 2011, the California Court of Appeal affirmed the ruling in favor of CarMax.  The plaintiffs filed a Petition of Review with the California Supreme Court, which was denied.  As a result, the plaintiffs’ overtime claims are no longer a  part of the lawsuit.

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

Gain Contingency.  The Company is a class member in a consolidated and settled class action lawsuit (In Re Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litig., Case No. 10-2151 (C.D. Cal.), consolidated as of April 9, 2010) against Toyota Motor Corp. and Toyota Motor Sales, USA, Inc. (collectively, “Toyota”) related to the economic loss associated with certain Toyota vehicles equipped with electronic throttle controls systems and the potential unintended acceleration of these vehicles.  On April 3, 2014, the claims administrator in this matter provided notice to the Company that the Company may recover approximately $20 million (net of attorney’s fees and expenses) as its share of the settlement proceeds in the third calendar quarter of 2014.  The estimated recovery: (1) may be reduced to the extent that the total claims made exceed the settlement pool; (2) is subject to final approval of supporting documentation; and (3) remains subject to the entry of a final approval order from the district court judge.  We will recognize these proceeds when funds are received from the claims administrator.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014 (“fiscal 2014”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Amounts and percentages may not total due to rounding.

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of May 31, 2014, we operated 135 used car superstores in 67 markets, comprising 48 mid-sized markets, 15 large markets and 4 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  We also operated four new car franchises.  During fiscal 2014, we sold 526,929 used cars, representing 99% of the total 534,690 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer features low, no‑haggle prices; a broad selection of CarMax Quality Certified used vehicles; and superior customer service.  Our website, carmax.com, and related mobile apps are valuable tools for communicating the CarMax consumer offer, as well as sophisticated search engines and efficient channels for customers who prefer to start their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through the appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF are also generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of May 31, 2014, we conducted auctions at 61 used car superstores.  During fiscal 2014, we sold 342,576 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

We sell EPPs on behalf of unrelated third parties who are the primary obligors.  EPP revenue represents commissions earned on the sale of ESPs and GAP from the unrelated third parties.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41.3% of our retail vehicle unit sales in the first three months of fiscal 2015.  As of May 31, 2014, CAF serviced approximately 555,000 customer accounts in its $7.57 billion portfolio of managed receivables.

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

We currently plan to open 13 superstores in fiscal 2015 and between 10 and 15 superstores in each of the following two fiscal years.  While we currently have more than 130 superstores, we are still in the midst of the national rollout of our retail concept, and as of May 31, 2014, we had used car superstores located in markets that comprised approximately 58% of the U.S. population.

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

Fiscal 2015 First Quarter Highlights

▪

Net sales and operating revenues increased 13.3% to $3.75 billion from $3.31 billion in the first quarter of fiscal 2014.  Net earnings grew 15.7% to $169.7 million from $146.7 million in the prior year period, while net earnings per diluted share grew 18.8% to $0.76, compared with $0.64 in the prior year period.

▪

Used vehicle revenues increased 13.3% to $3.06 billion from $2.70 billion in the first quarter of fiscal 2014.  Total used vehicle unit sales rose 9.8%, reflecting the combination of a 3.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

▪

Wholesale vehicle revenues increased 11.1% to $545.2 million from $490.7 million in the first quarter of fiscal 2014.  Wholesale unit sales rose 9.9%, reflecting increased appraisal traffic and a stronger wholesale buy rate, as well as the growth in our store base.

▪

Other sales and revenues increased 13.0% to $74.8 million from $66.2 million in the first quarter of fiscal 2014, primarily reflecting an improvement in net third-party finance fees resulting from a decrease in the percentage of sales financed by our third-party subprime providers.

▪	Total gross profit increased 12.0% to $501.7 million compared with $448.1 million in the first quarter of fiscal 2014, largely reflecting the increases in used and wholesale vehicle unit sales.
▪

Selling, general and administrative (“SG&A”) expenses increased 8.0% to $313.4 million from $290.2 million in the first quarter of fiscal 2014.  The increase primarily reflected the 14.4% increase in our store base since the beginning of last year’s first quarter (representing the addition of 17 stores).  SG&A expense benefited from a $6.5 million decrease in share-based compensation expense compared with the first quarter of fiscal 2014.  SG&A per retail unit declined $39 to $2,047 versus $2,086 in the prior year’s quarter.

▪

CAF income increased 8.7% to $94.6 million compared with $87.0 million in the first quarter of fiscal 2014.  The improvement resulted from a 20.1% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 6.7% of average managed receivables from 7.2% in the prior year quarter.

▪

In the first quarter of fiscal 2015, net cash used in operating activities totaled $209.1 million, compared with $77.6 million in the first quarter of fiscal 2014.  These amounts include increases in auto loan receivables of $415.7 million and $425.8 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $206.6 million in the first quarter of fiscal 2015 versus $348.2 million in the first quarter of fiscal 2014, with the decrease primarily driven by changes in inventory.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2014.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended May 31
(In millions)	2014	2013	Change
Used vehicle sales	$3,060.3	$2,701.8	13.3%
New vehicle sales	69.8	52.4	33.1%
Wholesale vehicle sales	545.2	490.7	11.1%
Other sales and revenues:
Extended protection plan revenues	63.7	64.6	(1.4)%
Service department sales	28.3	27.4	3.5%
Third-party finance fees, net	(17.2)	(25.8)	33.2%
Total other sales and revenues	74.8	66.2	13.0%
Total net sales and operating revenues	$3,750.2	$3,311.1	13.3%

Unit Sales

	Three Months Ended May 31
	2014	2013	% Change
Used vehicles	150,528	137,154	9.8%
New vehicles	2,597	1,949	33.2%
Wholesale vehicles	97,098	88,356	9.9%

Average Selling Prices

	Three Months Ended May 31
	2014	2013	% Change
Used vehicles	$20,173	$19,540	3.2%
New vehicles	$26,761	$26,788	(0.1)%
Wholesale vehicles	$5,450	$5,388	1.2%

Vehicle Sales Changes

	Three Months Ended May 31
	2014	2013
Used vehicle units	9.8%	22.1%
Used vehicle revenues	13.3%	23.5%

Wholesale vehicle units	9.9%	5.8%
Wholesale vehicle revenues	11.1%	4.9%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended May 31
	2014	2013
Used vehicle units	3.4%	16.7%
Used vehicle dollars	6.6%	18.1%

Change in Used Car Superstore Base

	Three Months Ended May 31
	2014	2013
Used car superstores, beginning of period	131	118
Superstore openings	4	3
Used car superstores, end of period	135	121

We opened four stores during the first quarter of fiscal 2015, including three stores in new markets (Rochester, New York; Dothan, Alabama; and Spokane, Washington) and one store in an existing market (Harrisburg/Lancaster, Pennsylvania).

Used Vehicle Sales.  The 13.3% increase in used vehicle revenues in the first quarter of fiscal 2015 resulted from a 9.8% increase in used unit sales and a 3.2% increase in average selling price.  The increase in used unit sales included a 3.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth was driven by improved customer traffic.  Strong industry wholesale pricing in the first quarter of fiscal 2015 increased our vehicle acquisition cost, contributing to the increase in used vehicle average selling price.  The percentage of retail vehicles financed by third-party subprime providers, combined with those financed under the previously announced CAF loan origination test, declined from 21.3% in the first quarter of fiscal 2014 to 16.1% in this year’s first quarter.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 11.1% increase in wholesale vehicle revenues in the first quarter of fiscal 2015 resulted from a 9.9% increase in wholesale unit sales and a 1.2% increase in average selling price.  Wholesale unit sales benefited from increased appraisal traffic and a stronger wholesale vehicle buy rate, as well as the growth in our store base.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of EPPs, which include ESP and GAP revenues, net of a reserve for estimated customer cancellations; service department sales; and net third-party finance fees.  The fixed, per-vehicle fees paid to us by prime and nonprime third-party finance providers may vary, reflecting the providers’ differing levels of credit risk exposure.  The fixed, per-vehicle fees that we pay to the subprime providers are reflected as an offset to finance fee revenues received from prime and nonprime providers.

Other sales and revenues increased 13.0% in the first quarter of fiscal 2015.  EPP revenues declined $0.9 million versus the corresponding prior period level reflecting an increase in the cancellation reserves for the underlying products and a modest reduction in the ESP penetration rate, partially offset by the growth in total retail sales.  Net third-party finance fees improved $8.6 million versus last year’s first quarter primarily due to the reduction in the percentage of sales financed by third-party subprime providers.  In fiscal 2014 and fiscal 2013, the volume and share of financings originated by the third-party subprime providers increased, as these providers made more attractive offers.  Late in the third quarter of fiscal 2014, however, we began to see tightening of the credit terms offered by our third-party subprime providers.

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

Gross Profit

	Three Months Ended May 31
(In millions)	2014	2013	Change
Used vehicle gross profit	$334.1	$303.9	9.9%
New vehicle gross profit	1.8	1.1	71.4%
Wholesale vehicle gross profit	101.6	86.5	17.5%
Other gross profit	64.2	56.6	13.4%
Total	$501.7	$448.1	12.0%

Gross Profit Per Unit

	Three Months Ended May 31
	2014		2013
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,220	10.9	$2,216	11.2
New vehicle gross profit	$709	2.6	$551	2.0
Wholesale vehicle gross profit	$1,046	18.6	$979	17.6
Other gross profit	$419	85.8	$407	85.5
Total gross profit	$3,277	13.4	$3,221	13.5

(1)Calculated as category gross profit divided by each category’s respective units sold, except the other and total categories, which are calculated by dividing their respective gross profit by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit rose 9.9% in the first quarter of fiscal 2015 driven by the increase in used unit sales, while used vehicle gross profit per unit remained comparable with the prior year period.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit increased 17.5% versus the first quarter of last year, reflecting the combination of the 9.9% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit per unit, which rose 6.8%, or $67 per unit.  The strong industry wholesale pricing contributed to the strong wholesale gross profit per unit.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees and service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party subprime finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of total other gross profit.

Other gross profit increased 13.4% in the first quarter of fiscal 2015, reflecting the improvement in net third-party finance fees.

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

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended
	May 31
(In millions, except per unit data)	2014	2013	Change
Compensation and benefits (1)	$178.9	$172.1	4.0%
Store occupancy costs	58.3	52.5	11.0%
Advertising expense	30.7	27.1	13.3%
Other overhead costs (2)	45.5	38.5	18.2%
Total SG&A expenses	$313.4	$290.2	8.0%
SG&A per unit	$2,047	$2,086	$(39)

 (1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 8.0% in the first quarter of fiscal 2015 primarily reflecting the 14.4% increase in our store base since the beginning of last year’s first quarter (representing the addition of 17 stores).  SG&A per retail unit declined $39 to $2,047.  SG&A expense in the first quarter of fiscal 2015 benefited from a $6.5 million ($56 per retail unit) decrease in share-based compensation expense compared with the first quarter of fiscal 2014.

Income Taxes.  The effective income tax rate was 38.3% in the first quarter of fiscal 2015 versus 38.2% in the corresponding prior year period.

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

CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we present this information on a direct basis to avoid making subjective decisions regarding the indirect benefits or costs that could be attributed to CAF.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

Components of CAF Income

	Three Months Ended May 31
(In millions)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$147.0	8.0	$133.5	8.7
Interest expense	(23.1)	(1.2)	(22.8)	(1.5)
Total interest margin	123.9	6.7	110.7	7.2
Provision for loan losses	(15.8)	(0.9)	(11.3)	(0.7)
Total interest margin after
provision for loan losses	108.1	5.8	99.4	6.5

Direct expenses:
Payroll and fringe benefit expense	(6.2)	(0.3)	(5.5)	(0.4)
Other direct expenses	(7.3)	(0.4)	(6.9)	(0.4)

Total direct expenses	(13.5)	(0.7)	(12.4)	(0.8)
CarMax Auto Finance income	$94.6	5.1	$87.0	5.7

Total average managed receivables	$7,390.1		$6,152.5

(1)Annualized percentage of total average managed receivables.

CAF Origination Information

	Three Months Ended May 31 (1)
	2014	2013
Net loans originated (in millions)	$1,236.3	$1,120.2
Vehicle units financed	63,191	57,662
Penetration rate (2)	41.3%	41.5%
Weighted average contract rate	7.2%	7.0%
Weighted average term (in months)	65.5	65.7

 (1)All information relates to loans originated net of estimated 3-day payoffs and vehicle returns.

(2)Vehicle units financed as a percentage of total retail units sold.

CAF income increased 8.7% to $94.6 million in the first quarter of fiscal 2015.  The improvement resulted from the growth in CAF’s average managed receivables, partially offset by a lower total interest margin rate.

CAF’s average managed receivables increased 20.1% to $7.39 billion in the first quarter of fiscal 2015, driven by the rise in CAF loan originations in recent years.  Net loans originated increased 10.4% to $1.24 billion compared with $1.12 billion in the first quarter of fiscal 2014.  The rise in originations reflected an overall increase in our retail unit sales.  CAF’s net penetration rate of 41.3% for the first quarter of fiscal 2015 was similar to the prior year period.

In January 2014, CAF launched a test to originate loans for customers who typically would be financed by our third-party subprime providers.  We plan to originate approximately $70 million of loans in this test.  As of May 31, 2014, we had originated $29.6 million, of which $20.5 million was originated in the first quarter of fiscal 2015.  We expect the loans originated in this test will have higher loss and delinquency rates compared with the remainder of the CAF portfolio.  The test is being funded separately from our current portfolio and is not included in our current securitization program.

The effect of the increase in managed receivables on CAF income was partially offset by a lower total interest margin rate, which declined to 6.7% of average managed receivables in the first quarter of fiscal 2015 from 7.2% in the prior year period.  The interest margin reflects the spread between interest and fees charged to consumers and our funding costs.  While the weighted average contract rate on loan originations rose slightly to 7.2% in the first quarter of fiscal 2015 from 7.0% in the prior year period, the current rate is below that experienced in recent years, largely reflecting competitive conditions and continued low funding costs.  Changes in the interest margin on new originations affect CAF income over time as these loans come to represent an increasing percentage of managed receivables.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.  In the first quarter, the provision for loan losses as a percentage of average managed receivables increased to 0.86% in fiscal 2015 compared with 0.73% in fiscal 2014.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2014	% (1)	2013	% (1)
Balance as of beginning of year	$69.9	0.97	$57.3	0.97
Charge-offs	(32.0)		(26.4)
Recoveries	21.7		18.7
Provision for loan losses	15.8		11.3
Balance as of end of period	$75.4	1.00	$60.9	0.96

(1)Percentage of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We consider recent trends in delinquencies and losses, recovery rates and the economic environment in determining the adequacy of the allowance.  The increase in the dollar amount of the allowance largely reflected the growth in managed receivables.  The allowance for loan losses as a percentage of managed receivables increased slightly to 1.00% as of May 31, 2014 from 0.96% as of May 31, 2013.

Past Due Account Information

	As of May 31		As of February 28
(In millions)	2014	2013	2014	2013
Accounts 31+ days past due	$190.1	$154.4	$185.2	$154.2
Ending managed receivables	$7,573.8	$6,334.7	$7,184.4	$5,933.3
Past due accounts as a percentage of ending
managed receivables	2.51%	2.44%	2.58%	2.60%

Credit Loss Information

	Three Months Ended May 31
(In millions)	2014	2013
Net credit losses on managed receivables	$10.3	$7.7
Total average managed receivables	$7,390.1	$6,152.5
Annualized net credit losses as a percentage of
total average managed receivables	0.56%	0.50%
Average recovery rate	57.8%	59.2%

As of May 31, 2014, past due accounts were 2.51% of ending managed receivables, slightly higher than the 2.44% delinquency rate as of May 31, 2013.  Net credit losses increased modestly to 0.56% of average managed receivables in the first quarter of fiscal 2015 from 0.50% in the corresponding period of fiscal 2014.

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

We currently plan to open the following superstores within 12 months from May 31, 2014:

Location	Television Market	Market Status	Planned Opening Date
Madison, Wisconsin (1)	Madison	New	Q2 Fiscal 2015
Fort Worth, Texas	Dallas	Existing	Q2 Fiscal 2015
Lynchburg, Virginia	Roanoke/Lynchburg	New	Q2 Fiscal 2015
Milwaukie, Oregon	Portland	New	Q2 Fiscal 2015
Beaverton, Oregon	Portland	New	Q3 Fiscal 2015
Saltillo, Mississippi	Tupelo	New	Q3 Fiscal 2015
Reno, Nevada	Reno	New	Q3 Fiscal 2015
Raleigh, North Carolina	Raleigh	Existing	Q3 Fiscal 2015
Warrensville Heights, Ohio	Cleveland	New	Q4 Fiscal 2015
Brooklyn Park, Minnesota	Minneapolis/St Paul	New	Q1 Fiscal 2016
Sicklerville, New Jersey	Philadelphia	Existing	Q1 Fiscal 2016
Gainesville, Florida	Gainesville	New	Q1 Fiscal 2016

(1)Opened in June 2014.

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

Operating Activities.  During the first quarter of the fiscal year, net cash used in operating activities totaled $209.1 million in fiscal 2015 versus $77.6 million in fiscal 2014.  These amounts include increases in auto loan receivables of $415.7 million and $425.8 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $206.6 million in the first quarter of fiscal 2015 versus $348.2 million in the first quarter of fiscal 2014, with the decrease primarily driven by changes in inventory.

As of May 31, 2014, total inventory was $1.68 billion, representing an increase of $40.4 million, or 2.5%, compared with the balance at the start of fiscal 2015.  The increase was due to new stores opened during the quarter as well as an increase in vehicle acquisition costs. Compared with May 31, 2013, inventory increased $283.6 million, or 20.3%, reflecting inventory added to support the 14 new stores opened since that date, sales growth at existing stores and an increase in vehicle acquisition costs.  In the first quarter of the prior year, inventory declined $119.6 million, or 7.9%, compared with the start of fiscal 2014 reflecting a return to more normal inventory levels after having built inventory in the latter portion of fiscal 2013 to better position the company for seasonal sales opportunities.

Investing Activities.  During the first quarter of the fiscal year, net cash used in investing activities totaled $94.1 million in fiscal 2015 compared with $46.5 million in fiscal 2014.  Capital expenditures increased to $53.7 million in fiscal 2015 versus $42.0 million in the prior year period, largely reflecting changes in the timing of store construction and opening dates.  Capital expenditures primarily include real estate acquisitions for planned future superstore openings and store construction costs.  We maintain a multi-year pipeline of sites to support our superstore growth, so portions of capital spending in any one year may relate to superstores that we plan to open in subsequent fiscal years.  After ramping superstore growth in recent years, our superstore opening pace has become more consistent, with 13 superstores opened in fiscal 2014, 13 superstores planned for fiscal 2015, and 10 to 15 superstores planned for each of the following 2 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of May 31, 2014, we owned 78 and leased 57 of our 135 used car superstores.

During the first quarter of the fiscal year, restricted cash from collections on auto loan receivables increased $31.4 million in fiscal 2015 versus a $16.4 million increase in fiscal 2014.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  During the first quarter of the fiscal year, net cash provided by financing activities totaled $207.5 million in fiscal 2015 compared with $400.0 million in fiscal 2014.  Included in these amounts were net increases in total non-recourse notes payable of $378.5 million and $512.3 million, respectively, which were used to provide the financing for the majority of the increases of $415.7 million and $425.8 million, respectively, in auto loan receivables.  During the first three months of the fiscal year, cash provided by financing activities was reduced by $171.9 million of stock repurchases in fiscal 2015, versus $130.2 million in fiscal 2014.

Total Debt and Cash and Cash Equivalents

	As of May 31	As of February 28
(In thousands)	2014	2014
Borrowings under revolving credit facility	$1,242	$582
Finance and capital lease obligations	335,477	334,384
Non-recourse notes payable	7,626,975	7,248,444
Total debt	$7,963,694	$7,583,410
Cash and cash equivalents	$532,191	$627,901

We have a $700 million unsecured revolving credit facility, which expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 10 for additional information on the revolving credit facility agreement.

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

As of May 31, 2014, $6.66 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through November 2020, but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During the first three months of fiscal 2015, we completed one term securitization, funding a total of $987 million of auto loan receivables.

As of May 31, 2014, $964.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $1.8 billion, and unused warehouse capacity totaled $836.0 million.  In July 2014, we increased the limit of one of our warehouse facilities by an additional $300.0 million.  Of the combined warehouse facility limit, $800.0 million will expire in August 2014 and $1.3 billion will expire in February 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, and in March 2014, our board of directors authorized the repurchase of up to an additional $1.0 billion of our common stock.

For the three months ended May 31, 2014, we repurchased 3,841,939 shares of common stock at an average purchase price of $45.33 per share.  For the three months ended May 31, 2013, we repurchased 2,945,622 shares of common stock at an average purchase price of $42.29 per share. As of May 31, 2014, $1.1 billion was available for repurchase under the authorizations, of which $107.9 million is scheduled to expire on December 31, 2014, and $1.0 billion is scheduled to expire on December 31, 2015.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in the attractiveness or availability of consumer credit provided by our third-party financing providers.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Our inability to recruit, develop and retain associates and maintain positive associate relations.
▪	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information.
▪	Significant changes in prices of new and used vehicles.
▪	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The failure of key information systems.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.
▪

The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

▪	Factors related to the seasonal fluctuations in our business.
▪	The occurrence of severe weather events.
▪	Factors related to the geographic concentration of our superstores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on  Page  37 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 28, 2014.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2014.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2014, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2013,  we announced that our board of directors had authorized the repurchase of up to $800 million of our common stock, of which $107.9 million remained outstanding as of May 31, 2014, and which is scheduled to expire on December 31, 2014. In March 2014, we announced that our board of directors had authorized the repurchase of up to an additional $1 billion of our common stock through December 31, 2015.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2015.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

March 1-31, 2014	1,081,009	$47.54	1,081,009	$1,230,680,259
April 1-30, 2014	1,371,728	$44.29	1,371,728	$1,169,928,462
May 1-31, 2014	1,389,202	$44.63	1,389,202	$1,107,934,837
Total	3,841,939		3,841,939

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

July 8, 2014

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