Form 10-Q
period 2014-08-31
CARMAX INC
filed 2014-10-08
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2014

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

.

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of September 30, 2014

Common Stock, par value $0.50	215,394,966

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months and Six Months Ended August 31, 2014 and 2013	3

		Consolidated Statements of Comprehensive Income –
		Three Months and Six Months Ended August 31, 2014 and 2013	4

		Consolidated Balance Sheets –
		August 31, 2014 and February 28, 2014	5

		Consolidated Statements of Cash Flows –
		Six Months Ended August 31, 2014 and 2013	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
	Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	39
	Item 1A.	Risk Factors	39
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	Item 6.	Exhibits	40
SIGNATURES			41
EXHIBIT INDEX			42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,920,165	81.1	$2,639,523	81.3	$5,980,506	81.4	$5,341,278	81.5
New vehicle sales	69,944	1.9	60,002	1.8	139,733	1.9	112,429	1.7
Wholesale vehicle sales	530,270	14.7	474,907	14.6	1,075,515	14.6	965,566	14.7
Other sales and revenues	78,815	2.2	71,120	2.2	153,636	2.1	137,336	2.1
NET SALES AND OPERATING REVENUES	3,599,194	100.0	3,245,552	100.0	7,349,390	100.0	6,556,609	100.0
Cost of sales	3,135,855	87.1	2,810,809	86.6	6,384,320	86.9	5,673,770	86.5
GROSS PROFIT	463,339	12.9	434,743	13.4	965,070	13.1	882,839	13.5
CARMAX AUTO FINANCE INCOME	92,574	2.6	84,422	2.6	187,189	2.5	171,441	2.6
Selling, general and administrative expenses	297,638	8.3	283,206	8.7	611,084	8.3	573,395	8.7
Interest expense	7,351	0.2	7,761	0.2	14,952	0.2	15,639	0.2
Other expense	283	―	1,073	―	560	―	832	―
Earnings before income taxes	250,641	7.0	227,125	7.0	525,663	7.2	464,414	7.1
Income tax provision	96,123	2.7	86,851	2.7	201,492	2.7	177,489	2.7
NET EARNINGS	$154,518	4.3	$140,274	4.3	$324,171	4.4	$286,925	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	218,180		223,610		219,224		224,114
Diluted	221,070		227,634		222,351		228,093
NET EARNINGS PER SHARE:
Basic	$0.71		$0.63		$1.48		$1.28
Diluted	$0.70		$0.62		$1.46		$1.26

(1)Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2014	2013	2014	2013
NET EARNINGS	$154,518	$140,274	$324,171	$286,925
Other comprehensive income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	213	270	426	526
Net change in cash flow hedge
unrecognized losses	1,096	3,331	1,378	5,373
Other comprehensive income, net of taxes	1,309	3,601	1,804	5,899
TOTAL COMPREHENSIVE INCOME	$155,827	$143,875	$325,975	$292,824

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of August 31	As of February 28
(In thousands except share data)	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354,600	$627,901
Restricted cash from collections on auto loan receivables	297,068	259,299
Accounts receivable, net	108,859	79,923
Inventory	1,708,955	1,641,424
Deferred income taxes	8,275	7,866
Other current assets	38,685	26,811
TOTAL CURRENT ASSETS	2,516,442	2,643,224
Auto loan receivables, net	7,844,268	7,147,848
Property and equipment, net	1,753,992	1,652,977
Deferred income taxes	157,175	152,199
Other assets	128,036	110,909
TOTAL ASSETS	$12,399,913	$11,707,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$418,269	$427,492
Accrued expenses and other current liabilities	205,480	202,588
Accrued income taxes	244	2,438
Short-term debt	2,229	582
Current portion of finance and capital lease obligations	20,280	18,459
Current portion of non-recourse notes payable	260,425	223,938
TOTAL CURRENT LIABILITIES	906,927	875,497
Finance and capital lease obligations, excluding current portion	310,689	315,925
Non-recourse notes payable, excluding current portion	7,648,284	7,024,506
Other liabilities	176,026	174,232
TOTAL LIABILITIES	9,041,926	8,390,160

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
216,704,250 and 221,685,984 shares issued and outstanding
as of August 31, 2014 and February 28, 2014, respectively	108,352	110,843
Capital in excess of par value	1,089,317	1,038,209
Accumulated other comprehensive loss	(44,467)	(46,271)
Retained earnings	2,204,785	2,214,216
TOTAL SHAREHOLDERS’ EQUITY	3,357,987	3,316,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,399,913	$11,707,157

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended August 31
(In thousands)	2014		2013
OPERATING ACTIVITIES:
Net earnings	$324,171			$286,925
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	55,766			49,160
Share-based compensation expense	37,778			38,002
Provision for loan losses	36,208			29,318
Provision for cancellation reserves	38,463			18,324
Deferred income tax benefit	(6,530)			(3,200)
Loss on disposition of assets and other	917	–		930
Net (increase) decrease in:
Accounts receivable, net	(28,936)			6,412
Inventory	(67,531)			153,797
Other current assets	(11,706)			(746)
Auto loan receivables, net	(732,628)			(799,385)
Other assets	(313)			(6,736)
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(36,052)			(13,913)
Other liabilities	(46,226)			(22,497)
NET CASH USED IN OPERATING ACTIVITIES	(436,619)			(263,609)
INVESTING ACTIVITIES:
Capital expenditures	(135,293)			(136,011)
Proceeds from sales of assets	5,829			4,716
Increase in restricted cash from collections on auto loan receivables	(37,769)			(27,053)
Increase in restricted cash in reserve accounts	(6,640)			(5,319)
Release of restricted cash from reserve accounts	1,634			15,017
(Purchases) sales of money market securities, net	(8,753)			1,337
Purchases of trading securities	(3,107)			(1,405)
Sales of trading securities	306			33
NET CASH USED IN INVESTING ACTIVITIES	(183,793)			(148,685)
FINANCING ACTIVITIES:
Increase in short-term debt, net	1,647			1,384
Payments on finance and capital lease obligations	(8,712)			(10,932)
Issuances of non-recourse notes payable	3,803,000			3,530,000
Payments on non-recourse notes payable	(3,142,735)			(2,654,658)
Repurchase and retirement of common stock	(373,362)			(179,278)
Equity issuances, net	37,483			14,753
Excess tax benefits from share-based payment arrangements	29,790			11,693
NET CASH PROVIDED BY FINANCING ACTIVITIES	347,111			712,962
(Decrease) increase in cash and cash equivalents	(273,301)			300,668
Cash and cash equivalents at beginning of year	627,901			449,364
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354,600			$750,032
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,029			$15,714
Cash paid for income taxes	$191,401			$155,623
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$18,173			$19,745
Finance lease modifications	$5,297		$	―

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.Background

CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax stores.

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

Cash and Cash Equivalents.  Cash equivalents of $327.0 million as of August 31, 2014, and $607.0 million as of February 28, 2014, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $297.1 million as of August 31, 2014, and $259.3 million as of February 28, 2014, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment, Net.  Property and equipment is reported net of accumulated depreciation and amortization of $778.7 million and $730.6 million as of August 31, 2014 and February 28, 2014, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $37.5 million as of August 31, 2014, and $32.5 million as of February 28, 2014.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as investments held in a rabbi trust established to fund informally our executive deferred compensation plan.  The rabbi trust investments are classified as trading securities with realized and unrealized gains and losses reflected as a component of other expense.  Restricted investments was $52.1 million as of August 31, 2014, and $40.2 million as of February 28, 2014.

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

3.CarMax Auto Finance Income

CAF provides financing to qualified customers purchasing vehicles at CarMax stores.  CAF provides us the opportunity to capture additional sales, profits and cash flows while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF's performance and make operating decisions including resource allocation.

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

Components of CAF Income

Three Months Ended August 31	Six Months Ended August 31

(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$150.7	7.8	$137.2	8.4	$297.6	7.9	$270.7	8.5
Interest expense	(23.9)	(1.2)	(22.6)	(1.4)	(47.0)	(1.2)	(45.4)	(1.4)
Total interest margin	126.8	6.6	114.6	7.0	250.6	6.6	225.3	7.1
Provision for loan losses	(20.4)	(1.1)	(18.0)	(1.1)	(36.2)	(1.0)	(29.3)	(0.9)
Total interest margin after
provision for loan losses	106.4	5.5	96.6	5.9	214.4	5.7	196.0	6.2

Other income	―	―	0.1	―	―	―	0.1	―

Direct expenses:
Payroll and fringe benefit expense	(6.3)	(0.3)	(5.6)	(0.3)	(12.5)	(0.3)	(11.1)	(0.4)
Other direct expenses	(7.5)	(0.4)	(6.7)	(0.4)	(14.7)	(0.4)	(13.6)	(0.4)

Total direct expenses	(13.8)	(0.7)	(12.3)	(0.7)	(27.2)	(0.7)	(24.7)	(0.8)
CarMax Auto Finance income	$92.6	4.8	$84.4	5.2	$187.2	5.0	$171.4	5.4

Total average managed receivables	$7,724.5		$6,516.3		$7,557.3		$6,334.4

(1)Annualized percentage of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $7.91 billion as of August 31, 2014, and $7.25 billion as of February 28, 2014.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2014	2014
Warehouse facilities	$1,045.0	$879.0
Term securitizations	6,603.3	6,145.5
Other receivables (1)	242.7	159.9
Total ending managed receivables	7,891.0	7,184.4
Accrued interest and fees	31.8	26.3
Other	(0.7)	7.0
Less allowance for loan losses	(77.8)	(69.9)
Auto loan receivables, net	$7,844.3	$7,147.8

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2014 (1)	% (2)	2014 (1)	% (2)
A	$3,867.3	49.0	$3,506.0	48.8
B	2,884.9	36.6	2,658.5	37.0
C and other	1,138.8	14.4	1,019.9	14.2
Total ending managed receivables	$7,891.0	100.0	$7,184.4	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percentage of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Balance as of beginning of period	$75.4	1.00	$60.9	0.96	$69.9	0.97	$57.3	0.97
Charge-offs	(36.9)		(31.8)		(68.9)		(58.2)
Recoveries	18.9		18.8		40.6		37.5
Provision for loan losses	20.4		18.0		36.2		29.3
Balance as of end of period	$77.8	0.99	$65.9	0.99	$77.8	0.99	$65.9	0.99

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

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2014	% (1)	2014	% (1)
Total ending managed receivables	$7,891.0	100.0	$7,184.4	100.0

Delinquent loans:
31-60 days past due	$150.0	1.9	$126.6	1.8
61-90 days past due	52.1	0.7	42.6	0.6
Greater than 90 days past due	17.9	0.2	16.0	0.2
Total past due	$220.0	2.8	$185.2	2.6

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

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $11.0 million will be reclassified as a decrease to CAF income.

As of August 31, 2014 and February 28, 2014 we had interest rate swaps outstanding with combined notional amounts of $1,021.0 million and $869.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

As of August 31, 2014 and February 28, 2014, we had no derivatives that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of August 31, 2014				As of February 28, 2014
(In thousands)	Assets		Liabilities		Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)		$94	$	―	$	―	$	―
Interest rate swaps (2)	$	―		$(1,211)	$	―		$(1,351)
Total		$94		$(1,211)	$	―		$(1,351)

 (1)Reported in other current assets on the consolidated balance sheets.

 (2)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended			Six Months Ended
	August 31			August 31
(In thousands)	2014		2013	2014		2013
Derivatives designated as accounting hedges:
(Loss)/gain recognized in AOCL (1)		$(271)	$2,890		$(2,069)	$3,352
Loss reclassified from AOCL into CAF income (1)		$(2,076)	$(2,605)		$(4,339)	$(5,510)
Gain recognized in CAF Income (2)	$	―	$57	$	―	$78

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$370,384	$	―		$370,384
Mutual fund investments		8,726		―		8,726
Derivative instruments		―		94		94
Total assets at fair value		$379,110		$94		$379,204

Percentage of total assets at fair value		100.0%		―	%	100.0%
Percentage of total assets		3.1%		―	%	3.1%

Liabilities:
Derivative instruments	$	―		$1,211		$1,211
Total liabilities at fair value	$	―		$1,211		$1,211

Percentage of total liabilities		― %		―	%	― %

	As of February 28, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$641,622	$	―		$641,622
Mutual fund investments		5,609		―		5,609
Total assets at fair value		$647,231	$	―		$647,231

Percentage of total assets at fair value		100.0%		―	%	100.0%
Percentage of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,351		$1,351
Total liabilities at fair value	$	―		$1,351		$1,351

Percentage of total liabilities		― %		―	%	― %

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

Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31, 2014
(In millions)	2014	2013	2014	2013

Balance as of beginning of period	$81.1	$33.3	$72.5	$32.7
Cancellations	(12.5)	(8.5)	(25.0)	(17.0)
Provision for future cancellations	17.4	9.2	38.5	18.3
Balance as of end of period	$86.0	$34.0	$86.0	$34.0

8.Income Taxes

We had $28.3 million of gross unrecognized tax benefits as of August 31, 2014, and $26.3 million as of February 28, 2014.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2014, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2014	2013	2014	2013	2014	2013
Interest cost	$2,008	$1,895	$113	$98	$2,121	$1,993
Expected return on plan assets	(2,247)	(1,978)	―	―	(2,247)	(1,978)
Recognized actuarial loss	340	429	―	―	340	429
Net pension expense	$101	$346	$113	$98	$214	$444

	Six Months Ended August 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2014	2013	2014	2013	2014	2013
Interest cost	$4,016	$3,791	$226	$197	$4,242	$3,988
Expected return on plan assets	(4,514)	(3,958)	―	―	(4,514)	(3,958)
Recognized actuarial loss	680	837	―	―	680	837
Net pension expense	$182	$670	$226	$197	$408	$867

We made $1.0 million in contributions to the pension plan during the six months ended August 31, 2014, and anticipate making $1.3 million in contributions during the remainder of fiscal 2015.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2014.

10.Debt

	As of August 31	As of February 28
(In thousands)	2014	2014
Short-term revolving credit facility	$2,229	$582
Current portion of finance and capital lease obligations	20,280	18,459

Current portion of non-recourse notes payable	260,425	223,938
Total current debt	282,934	242,979
Finance and capital lease obligations, excluding current portion	310,689	315,925
Non-recourse notes payable, excluding current portion	7,648,284	7,024,506
Total debt, excluding current portion	7,958,973	7,340,431
Total debt	$8,241,907	$7,583,410

Revolving Credit Facility.  Our $700 million unsecured revolving credit facility (the “credit facility”) expires in August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of August 31, 2014, the unused capacity of approximately $698 million was fully available to us.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any sale-leaseback transactions since fiscal 2009.

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

As of August 31, 2014, $6.86 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through February 2021, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2014, $1.04 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $2.1 billion, and unused warehouse capacity totaled $1.06 billion.  In July 2014, we increased the combined limit of our warehouse facilities by an additional $300 million.  During the second quarter of fiscal 2015, we renewed our $800 million warehouse facility that was scheduled to expire in August 2014 for an additional 364-day term.  Of the combined warehouse facility limit, $1.3 billion will expire in February 2015 and $800 million will expire in July 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Financial Covenants. The credit facility agreement contains representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2014, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, and on April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1 billion of our common stock.  During the quarter ended August 31, 2014, we exhausted the initial $800 million authorization and, as of August 31, 2014, $907.0 million was available for repurchase under the $1 billion authorization, which expires on December 31, 2015.

For the three months ended August 31, 2014, we repurchased 4,024,801 shares of common stock at an average purchase price of $49.92 per share.  For the six months ended August 31, 2014, we repurchased 7,866,740 shares of common stock at an average purchase price of $47.68 per share. For the three months ended August 31, 2013, we repurchased 1,046,629 shares of common stock at an average purchase price of $46.54 per share. For the six months ended August 31, 2013, we purchased 3,992,251 shares of common stock at an average price of $43.40 per share.

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

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options and stock-settled restricted stock units.  Nonemployee directors receive awards of nonqualified stock options, stock grants and/or restricted stock awards.  Excluding stock grants, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  RSUs are liability awards and do not have voting rights.

Stock-Settled Restricted Stock Units.  Also referred to as market stock units, or MSUs, these are awards to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final forty trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  MSUs  do not have voting rights.

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that lapse one year from the grant date.  Participants holding RSAs are entitled to vote on matters submitted to holders of our common stock for a vote.  During the six months ended August 31, 2014, we granted to our board of directors RSAs of 22,860 shares at a fair value per share on the grant date of $51.18.  No RSAs were outstanding during the six months ended August 31, 2013.  The unrecognized compensation costs related to nonvested RSAs totaled $0.2 million as of August 31, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.8 years.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2014	2013	2014	2013
Cost of sales	$1,247	$586	$1,574	$1,859
CarMax Auto Finance income	961	730	1,637	1,512
Selling, general and administrative expenses	20,493	14,063	35,209	35,237
Share-based compensation expense, before income taxes	$22,701	$15,379	$38,420	$38,608

Composition of Share-Based Compensation Expense – By Grant Type

Three Months Ended	Six Months Ended
August 31	August 31

(In thousands)	2014	2013	2014	2013
Nonqualified stock options	$6,887	$5,786	$15,007	$12,819
Cash-settled restricted stock units	11,074	5,884	14,221	17,972
Stock-settled restricted stock units	3,472	2,891	7,593	6,711
Employee stock purchase plan	311	318	642	606
Restricted stock awards to non-employee directors	957	―	957	―
Stock grants to non-employee directors	―	500	―	500
Share-based compensation expense, before income taxes	$22,701	$15,379	$38,420	$38,608

We recognize compensation expense for stock options, MSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the six months ended August 31, 2014 or 2013.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2014	10,018	$27.02
Options granted	2,003	44.96
Options exercised	(2,591)	17.09
Options forfeited or expired	(16)	32.69
Outstanding as of August 31, 2014	9,414	$33.56	4.4	$177,333
Exercisable as of August 31, 2014	4,979	$27.40	3.3	$124,494

During the six months ended August 31, 2014 and 2013, we granted nonqualified options to purchase 2,003,238 and 1,601,699 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the six months ended August 31, 2014 and 2013, was $44.3 million and $20.8 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the six months ended August 31, 2014 and 2013, was $85.9 million and $29.5 million, respectively.  We realized related tax benefits of $34.6 million and $11.8 million during the six months ended August 31, 2014 and 2013, respectively.

Outstanding Stock Options

			As of August 31, 2014
			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
(Shares in thousands)			Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$11.43			554	1.6	$11.43	554	$11.43
$13.19	-	$19.82	488	0.9	$15.57	488	$15.57
$19.98	-	$25.39	1,288	2.7	$25.19	1,288	$25.19
$28.81	-	$32.69	3,511	4.2	$32.12	2,181	$32.22

	$33.11	-	$49.25	3,573	6.1	$43.89	468	$42.21
Total				9,414	4.4	$33.56	4,979	$27.40

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

The weighted average fair value per share at the date of grant for options granted during the six months ended August 31, 2014 and 2013, was $13.21 and $15.59, respectively.  The unrecognized compensation costs related to nonvested options totaled $43.7 million as of August 31, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Assumptions Used to Estimate Option Values

	Six Months Ended August 31
	2014			2013
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	25.2%	-	32.7%	28.1%	-	46.8%
Weighted average expected volatility			31.9%			44.7%
Risk-free interest rate (2)	0.03%	-	2.7%	0.02%	-	2.6%
Expected term (in years) (3)			4.7			4.7

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	1,531	$35.68
Stock units granted	588	$44.96
Stock units vested and converted	(463)	$32.77
Stock units cancelled	(65)	$38.86
Outstanding as of August 31, 2014	1,591	$39.82

During the six months ended August 31, 2014 and 2013, we granted 587,511 and 541,819 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the six months ended August 31, 2014 and 2013, was $44.96 and $42.68, respectively.  The RSUs are cash-settled upon vesting.  During the six months ended August 31, 2014 we paid $21.2 million and $23.0 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs.  We realized tax benefits of $8.6 million and $9.2 million during the six months ended August 31, 2014 and 2013, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of August 31, 2014
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2016	$12,376	$33,003
Fiscal 2017	14,100	37,600
Fiscal 2018	16,285	43,428
Total expected cash settlements	$42,761	$114,031

(1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	852	$45.26
Stock units granted	245	$55.37
Stock units vested and converted	(289)	$45.65
Stock units cancelled	―	$ ―
Outstanding as of August 31, 2014	808	$48.18

During the six months ended August 31, 2014 and 2013, we granted 245,190 and 236,675 MSUs, respectively.  The weighted average fair value per MSU at the date of grant for MSUs granted during the six months ended August 31, 2014 and 2013, was $55.37 and $51.98, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $7.4 million and $6.7 million for the six months ended August 31, 2014 and 2013, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $19.0 million as of August 31, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2014	2013	2014	2013
Net earnings	$154,518	$140,274	$324,171	$286,925
Weighted average common shares outstanding	218,180	223,610	219,224	224,114
Dilutive potential common shares:
Stock options	2,269	3,319	2,520	3,257
Stock-settled restricted stock units and awards	621	705	607	722
Weighted average common shares and dilutive
potential common shares	221,070	227,634	222,351	228,093

Basic net earnings per share	$0.71	$0.63	$1.48	$1.28
Diluted net earnings per share	$0.70	$0.62	$1.46	$1.26

Certain weighted-average options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  For the three months ended August 31, 2014 and 2013, weighted-average options to purchase 2,885,903 shares and 1,426,163 shares of common stock, respectively, were not included.  For the six months ended August 31, 2014 and 2013, weighted-average options to purchase 2,586,357 shares and 1,073,635 shares respectively, were not included.

13.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2014	$(38,715)	$(7,556)	$(46,271)
Other comprehensive loss before reclassifications	―	(1,255)	(1,255)
Amounts reclassified from accumulated other comprehensive loss	426	2,633	3,059
Other comprehensive income	426	1,378	1,804
Balance as of August 31, 2014	$(38,289)	$(6,178)	$(44,467)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2014	2013	2014	2013

Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$138	$172	$276	$334
CarMax Auto Finance income	8	10	15	19
Selling, general and administrative expenses	194	247	389	484
Total amortization reclassifications recognized
in net pension expense	340	429	680	837
Tax expense	(127)	(159)	(254)	(311)
Amortization reclassifications recognized in net
pension expense, net of tax	213	270	426	526
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	213	270	426	526

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(271)	2,890	(2,069)	3,352
Tax benefit/(expense)	107	(1,139)	814	(1,320)
Effective portion of changes in fair value, net of tax	(164)	1,751	(1,255)	2,032
Reclassifications to CarMax Auto Finance income	2,076	2,605	4,339	5,510
Tax expense	(816)	(1,025)	(1,706)	(2,169)
Reclassification of hedge losses, net of tax	1,260	1,580	2,633	3,341
Net change in cash flow hedge unrecognized losses,
net of tax	1,096	3,331	1,378	5,373
Total other comprehensive income, net of tax	$1,309	$3,601	$1,804	$5,899

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $26.5 million as of August 31, 2014, and $27.7 million as of February 28, 2014.

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

Gain Contingency.  The Company is a class member in a consolidated and settled class action lawsuit (In Re Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litig., Case No. 10-2151 (C.D. Cal.), consolidated as of April 9, 2010) against Toyota Motor Corp. and Toyota Motor Sales, USA, Inc. (collectively, “Toyota”) related to the economic loss associated with certain Toyota vehicles equipped with electronic throttle controls systems and the potential unintended acceleration of these vehicles.  On July 9, 2014, we received $20.9 million in the settlement of this matter and recorded the gain at the time of receipt.

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

BUSINESS OVERVIEW

CarMax is the nation’s largest retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax stores.

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of August 31, 2014, we operated 139 used car stores in 70 markets, comprising 50 mid-sized markets, 15 large markets and 5 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  As of that date, we also operated four new car franchises.  During fiscal 2014, we sold 526,929 used cars, representing 99% of the total 534,690 vehicles we sold at retail.

We believe the CarMax consumer offer is distinctive within the auto retailing marketplace.  Our offer provides customers the opportunity to shop for vehicles the same way they shop for items at other big box retailers.  Our consumer offer features low, no‑haggle prices; a broad selection of CarMax Quality Certified used vehicles; and superior customer service.  Our website, carmax.com, and related mobile apps are valuable tools for communicating the CarMax consumer offer, as well as sophisticated search engines and efficient channels for customers who prefer to start their shopping online.  Our financial results are driven by retailing used vehicles and associated items including vehicle financing, extended protection plan (“EPP”) products, as well as wholesale vehicle sales and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through our appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF are also generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of August 31, 2014, we conducted auctions at 62 used car stores.  During fiscal 2014, we sold 342,576 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax stores.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41.0% of our retail vehicle unit sales in the first half of fiscal 2015.  As of August 31, 2014, CAF serviced approximately 575,000 customer accounts in its $7.89 billion portfolio of managed auto loan receivables.

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

We currently plan to open 13 stores in fiscal 2015 and between 10 and 15 stores in each of the following two fiscal years.  While we currently have nearly 140 stores, we are still in the midst of the national rollout of our retail concept, and as of August 31, 2014, we had used car stores located in markets that comprised approximately 60% of the U.S. population.

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

Fiscal 2015 Second Quarter Highlights

▪

Net sales and operating revenues increased 10.9% to $3.60 billion from $3.25 billion in the second quarter of fiscal 2014.  Net earnings grew 10.2% to $154.5 million from $140.3 million in the prior year period, while net earnings per diluted share grew 12.9% to $0.70, compared with $0.62 in the prior year period.

▪

Net earnings for the second quarter of fiscal 2015 were increased by $12.9 million, or $0.06 per diluted share, in connection with our receipt of settlement proceeds in a previously disclosed class action lawsuit.  Excluding this item, net earnings and net earnings per share increased 1.0% and 3.2%, respectively, versus the prior year’s second quarter.

▪

Used vehicle revenues increased 10.6% to $2.92 billion from $2.64 billion in the second quarter of fiscal 2014.  Total used vehicle unit sales rose 6.3%, reflecting the combination of a 0.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

▪

Wholesale vehicle revenues increased 11.7% to $530.3 million from $474.9 million in the second quarter of fiscal 2014.  Wholesale unit sales rose 7.4%, reflecting a stronger wholesale buy rate and the growth of our store base.

▪

Other sales and revenues increased 10.8% to $78.8 million from $71.1 million in the second quarter of fiscal 2014, primarily reflecting an improvement in net third-party finance fees resulting from a decrease in the percentage of sales financed by our third-party subprime providers.

▪	Total gross profit increased 6.6% to $463.3 million compared with $434.7 million in the second quarter of fiscal 2014, largely reflecting the increases in used and wholesale vehicle unit sales.
▪

Selling, general and administrative (“SG&A”) expenses increased 5.1% to $297.6 million from $283.2 million in the second quarter of fiscal 2014.  The current year’s SG&A expense was reduced by $20.9 million for the class action settlement proceeds.  Excluding this item, SG&A increased 12.5% year-over-year primarily due to the 15% increase in our store base since the beginning of last year’s second quarter (representing the addition of 18 stores), as well as a $6.4 million increase in share-based compensation expense.  Excluding the legal settlement gain, SG&A per retail unit rose $116 to $2,183.

▪

CAF income increased 9.7% to $92.6 million compared with $84.4 million in the second quarter of fiscal 2014.  The improvement resulted from an 18.5% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 6.6% of average managed receivables from 7.0% in the prior year’s second quarter.
▪

In the first half of fiscal 2015, net cash used in operating activities totaled $436.6 million, compared with $263.6 million in the first half of fiscal 2014.  These amounts include increases in auto loan receivables of $732.6 million and $799.4 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $296.0 million in the first half of fiscal 2015 versus $535.8 million in the first half of fiscal 2014, with the decrease primarily driven by changes in inventory.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2014.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2014	2013	Change	2014	2013	Change
Used vehicle sales	$2,920.2	$2,639.5	10.6%	$5,980.5	$5,341.3	12.0%
New vehicle sales	69.9	60.0	16.6%	139.7	112.4	24.3%
Wholesale vehicle sales	530.3	474.9	11.7%	1,075.5	965.6	11.4%
Other sales and revenues:
Extended protection plan revenues	63.0	65.0	(3.2)%	126.7	129.6	(2.3)%
Service department sales	28.6	27.3	4.7%	56.9	54.7	4.1%
Third-party finance fees, net	(12.7)	(21.2)	39.9%	(30.0)	(47.0)	36.2%
Total other sales and revenues	78.8	71.1	10.8%	153.6	137.3	11.9%
Total net sales and operating revenues	$3,599.2	$3,245.6	10.9%	$7,349.4	$6,556.6	12.1%

Unit Sales

	Three Months Ended August 31			Six Months Ended August 31
	2014	2013	% Change	2014	2013	% Change
Used vehicles	143,325	134,854	6.3%	293,853	272,008	8.0%
New vehicles	2,581	2,187	18.0%	5,178	4,136	25.2%
Wholesale vehicles	97,989	91,243	7.4%	195,087	179,599	8.6%

Average Selling Prices

	Three Months Ended August 31			Six Months Ended August 31
	2014	2013	% Change	2014	2013	% Change
Used vehicles	$20,215	$19,428	4.1%	$20,193	$19,485	3.6%
New vehicles	$26,991	$27,313	(1.2)%	$26,875	$27,066	(0.7)%
Wholesale vehicles	$5,249	$5,044	4.1%	$5,349	$5,213	2.6%

Vehicle Sales Changes

	Three Months Ended August 31		Six Months Ended August 31
	2014	2013	2014	2013
Used vehicle units	6.3%	21.1%	8.0%	21.6%
Used vehicle revenues	10.6%	20.4%	12.0%	21.9%

Wholesale vehicle units	7.4%	10.2%	8.6%	8.0%
Wholesale vehicle revenues	11.7%	8.7%	11.4%	6.7%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended August 31		Six Months Ended August 31
	2014	2013	2014	2013
Used vehicle units	0.2%	15.9%	1.8%	16.3%
Used vehicle dollars	4.2%	15.3%	5.4%	16.7%

Change in Used Car Store Base

	Three Months Ended August 31		Six Months Ended August 31
	2014	2013	2014	2013
Used car stores, beginning of period	135	121	131	118
Store openings	4	2	8	5
Used car stores, end of period	139	123	139	123

We opened eight stores during the first half of fiscal 2015, including six stores in new markets (Rochester, New York; Dothan, Alabama; Spokane, Washington; Madison, Wisconsin; Lynchburg, Virginia; and Portland, Oregon) and two stores in existing markets (Harrisburg/Lancaster, Pennsylvania and Dallas, Texas).  The Dothan, Alabama and Lynchburg, Virginia stores are part of our test involving smaller format stores in smaller markets, and they are anticipated to sell fewer vehicles compared with stores in larger markets.

Used Vehicle Sales.  The 10.6% increase in used vehicle revenues in the second quarter of fiscal 2015 resulted from a 6.3% increase in used unit sales and a 4.1% increase in average selling price.  The increase in used unit sales included a 0.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  While we experienced a continued improvement in customer traffic in comparable stores, sales were tempered by the effect of a calendar shift (one fewer Saturday) which we estimate adversely affected comparable store used unit sales growth by approximately 1%.  The percentage of retail vehicles financed by third-party subprime providers, combined with those financed under the previously announced CAF loan origination test, declined from 18.5% in the second quarter of fiscal 2014 to 13.8% in this year’s second quarter.  The mix of our retail vehicles financed by CAF, prime, nonprime and subprime providers may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions.  Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.  The increase in our average selling price reflected both strong industry wholesale pricing in the spring of calendar year 2014, which increased our vehicle acquisition costs, and an increase in the mix of our sales represented by later model, age 0-4 year-old vehicles.

The 12.0% increase in used vehicle revenues in the first half of fiscal 2015 resulted from an 8.0% increase in used unit sales and a 3.6% increase in average selling price.  The increase in used unit sales included a 1.8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth for the first half of the year was driven by improved customer traffic.  The percentage of retail vehicles financed by third-party subprime providers, combined with those financed under the previously announced CAF loan origination test, declined from 19.9% in the first half of fiscal 2014 to 15.0% in this year’s first half.  The factors that contributed to the increase in average selling price in the second quarter of fiscal 2015 also contributed to the increase for the first half of the fiscal year.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 11.7% increase in wholesale vehicle revenues in the second quarter of fiscal 2015 resulted from a 7.4% increase in wholesale unit sales and a 4.1% increase in average selling price.  Wholesale unit sales benefited from a stronger wholesale vehicle buy rate and the growth in our store base.

The 11.4% increase in wholesale vehicle revenues in the first half of fiscal 2015 resulted from an 8.6% increase in wholesale unit sales and a 2.6% increase in average selling price.  The increase in wholesale unit sales reflected a combination of a stronger wholesale vehicle buy rate, increased appraisal traffic at comparable stores and the growth in our store base.

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

Other sales and revenues increased $7.7 million, or 10.8%, in the second quarter of fiscal 2015.  EPP revenues declined $2.1 million versus the corresponding prior period level due to higher estimated cancellation reserve rates and a lower EPP penetration rate, partially offset by the growth in our store base.  Net third-party finance fees improved $8.5 million versus last year’s second quarter primarily due to a mix shift among third party providers.

Other sales and revenues increased $16.3 million, or 11.9%, in the first half of fiscal 2015.  EPP revenues declined $2.9 million compared with the first half of fiscal 2014 due to higher estimated cancellation reserve rates and a lower EPP penetration rate, partially offset by the growth in our store base.  Net third-party finance fees improved $17.0 million versus the first half of fiscal 2014 primarily due to the reduction in the percentage of sales financed by subprime providers.

Seasonality.  Historically, our business has been seasonal.  Typically, our stores experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter, when used vehicles generally experience proportionately more of their annual depreciation.  We believe this is partly the result of a decline in customer traffic, as well as discounts on model year closeouts that can pressure pricing for late-model used vehicles.  Customer traffic generally tends to slow in the fall as the weather changes and as customers shift their spending priorities.  We typically experience an increase in traffic and sales in February and March, coincident with tax refund season.

Gross Profit

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2014	2013	Change	2014	2013	Change
Used vehicle gross profit	$311.5	$293.2	6.2%	$645.6	$597.1	8.1%
New vehicle gross profit	2.1	1.2	71.0%	3.9	2.3	71.2%
Wholesale vehicle gross profit	85.7	77.5	10.5%	187.2	164.0	14.2%
Other gross profit	64.1	62.9	2.0%	128.3	119.5	7.4%
Total	$463.3	$434.7	6.6%	$965.1	$882.8	9.3%

Gross Profit Per Unit

	Three Months Ended August 31				Six Months Ended August 31
	2014		2013		2014		2013
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,173	10.7	$2,174	11.1	$2,197	10.8	$2,195	11.2
New vehicle gross profit	$803	3.0	$554	2.0	$756	2.8	$553	2.0
Wholesale vehicle gross profit	$874	16.2	$849	16.3	$960	17.4	$913	17.0
Other gross profit	$440	81.4	$459	88.4	$429	83.5	$433	87.0
Total gross profit	$3,176	12.9	$3,172	13.4	$3,227	13.1	$3,197	13.5

(1)Calculated as category gross profit divided by each category’s respective units sold, except the other and total categories, which are calculated by dividing their respective gross profit by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 6.2% in the second quarter and 8.1% in the first half of fiscal 2015.  In both periods, the improvement was driven by corresponding increases in used unit sales.  Used vehicle gross profit per unit was consistent year-over-year in both the second quarter and the first half of the fiscal year.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit increased 10.5% in the second quarter of fiscal 2015 driven by the combination of the 7.4% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit per unit, which rose 2.9%, or $25 per unit.

Wholesale gross profit increased 14.2% in the first half of fiscal 2015.  The improvement was driven by the combination of the 8.6% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit per unit, which rose 5.1%, or $47 per unit.  The strong industry wholesale pricing in the spring of calendar year 2014 contributed to the improvement in wholesale gross profit per unit.

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

Other gross profit rose 2.0% in the second quarter and 7.4% in the first half of fiscal 2015.  In both periods, the increase in other gross profits reflected the improvement in net third-party finance fees, partially offset by the decline in EPP revenues and a decrease in service department gross profits.  Service department gross profits were adversely affected by our modest comparable store used unit sales growth in both the second quarter and first half of fiscal 2015 and the resulting deleverage of service overhead costs.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended			Six Months Ended
	August 31			August 31
(In millions, except per unit data)	2014	2013	Change	2014	2013	Change
Compensation and benefits (1)	$181.5	$160.9	12.8%	$360.5	$333.0	8.3%
Store occupancy costs	60.0	54.5	10.1%	118.3	107.0	10.6%
Advertising expense	29.4	26.5	10.9%	60.1	53.6	12.1%
Other overhead costs (2)	26.7	41.3	(35.4)%	72.2	79.8	(9.5)%
Total SG&A expenses	$297.6	$283.2	5.1%	$611.1	$573.4	6.6%
SG&A per unit	$2,040	$2,067	$(27)	$2,044	$2,076	$(32)

(1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.  Costs for the three and six months ended August 31, 2014, were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

SG&A expenses increased 5.1% in the second quarter of fiscal 2015.  SG&A for the three and six months ended August 31, 2014 was reduced by $20.9 million, which represented our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with certain Toyota vehicles.  Excluding this item, second quarter SG&A expenses increased 12.5% year-over-year, primarily due to the 15% increase in our store base since the beginning of the second quarter of fiscal 2014 (representing the addition of 18 stores), as well as a $6.4 million increase in share-based compensation expense.  Excluding the settlement gain, SG&A per retail unit for the second quarter rose $116 to $2,183.

SG&A expenses increased 6.6% in the first half of fiscal 2015.  Excluding the settlement gain, SG&A increased 10.2%.  Similar to the second quarter, the increase reflected higher variable costs associated with the growth in our store base, which increased 18%, from 118 used car stores as of the beginning of fiscal 2014 to 139 stores as of August 31, 2014.  For the first half of the fiscal year, share-based compensation expense was flat at $35.2 million.  Excluding the settlement gain, SG&A per retail unit for the first half of the year rose $37 to $2,113.

Income Taxes.    Our effective income tax rate was 38.4% in the second quarter of fiscal 2015 and 38.3% in the first half of fiscal 2015 versus 38.2% in both the second quarter and first half of fiscal 2014.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$150.7	7.8	$137.2	8.4	$297.6	7.9	$270.7	8.5
Interest expense	(23.9)	(1.2)	(22.6)	(1.4)	(47.0)	(1.2)	(45.4)	(1.4)
Total interest margin	126.8	6.6	114.6	7.0	250.6	6.6	225.3	7.1
Provision for loan losses	(20.4)	(1.1)	(18.0)	(1.1)	(36.2)	(1.0)	(29.3)	(0.9)
Total interest margin after
provision for loan losses	106.4	5.5	96.6	5.9	214.4	5.7	196.0	6.2

Other income	―	―	0.1	―	―	―	0.1	―

Direct expenses:
Payroll and fringe benefit expense	(6.3)	(0.3)	(5.6)	(0.3)	(12.5)	(0.3)	(11.1)	(0.4)
Other direct expenses	(7.5)	(0.4)	(6.7)	(0.4)	(14.7)	(0.4)	(13.6)	(0.4)

Total direct expenses	(13.8)	(0.7)	(12.3)	(0.7)	(27.2)	(0.7)	(24.7)	(0.8)
CarMax Auto Finance income	$92.6	4.8	$84.4	5.2	$187.2	5.0	$171.4	5.4

Total average managed receivables	$7,724.5		$6,516.3		$7,557.3		$6,334.4

(1)Annualized percentage of total average managed receivables.

CAF Origination Information

	Three Months Ended August 31		Six Months Ended August 31
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
Net loans originated (in millions)	$1,165.3	$1,088.0	$2,401.7	$2,208.2
Vehicle units financed	59,412	56,783	122,603	114,445
Penetration rate (2)	40.7%	41.4%	41.0%	41.4%
Weighted average contract rate	7.0%	6.8%	7.1%	6.9%
Weighted average credit score (3)	703	704	701	702
Weighted average loan-to-value (LTV) (4)	94.1%	93.8%	93.7%	93.6%
Weighted average term (in months)	65.2	65.6	65.3	65.7

(1)All information relates to all receivables originated by CAF net of estimated 3-day payoffs and vehicle returns.

(2)Vehicle units financed as a percentage of total retail units sold.

(3)The credit scores represent FICO scores, and reflect only receivables with obligors that have a FICO score at the time of application.  The FICO score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO score at the time of application.    FICO scores are not a significant factor in our primary scoring model which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.

(4)LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

CAF income increased 9.7% in the second quarter and 9.2% in the first half of fiscal 2015.  In both periods, the improvement resulted from the growth in CAF’s average managed receivables, partially offset by a lower total interest margin rate.

CAF’s average managed receivables increased 18.5% in the second quarter and 19.3% in the first half of fiscal 2015, driven by the rise in CAF loan originations in recent years.  Net loans originated increased 7.1% to $1.17 billion in the second quarter and 8.8% to $2.40 billion in the first half of the year.  The growth in net originations was similar to the increase in our total retail unit sales.

In January 2014, CAF launched a test to originate loans for customers who typically would be financed by our third-party subprime providers.  We plan to originate approximately $70 million of loans in this test, and as of August 31, 2014, we had originated $44.4 million.  We expect the loans originated in this test will have higher loss and delinquency rates compared with the remainder of the CAF portfolio.  The test is being funded separately from our current portfolio and is not included in our current securitization program.

The effect of the increase in managed receivables on CAF income was partially offset by a lower total interest margin rate, which declined to 6.6% of average managed receivables in both the second quarter and first half of fiscal 2015 compared with 7.0% and 7.1%, in the respective prior year periods.  The interest margin reflects the spread between interest and fees charged to consumers and our funding costs.  While the weighted average contract rate on loan originations rose slightly in both the second quarter and first half of fiscal 2015 compared to prior year periods, the current rate is below that experienced in recent years, largely reflecting competitive conditions and continued low funding costs.  Changes in the interest margin on new originations affect CAF income over time as these loans come to represent an increasing percentage of managed receivables.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.  The provision for loan losses as a percentage of average managed receivables was comparable to the respective prior period in both the second quarter and the first half of fiscal 2015, reflecting both overall stability in the credit quality of originations during the last three years and a relatively consistent economic environment.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)

Balance as of beginning of period	$75.4	1.00	$60.9	0.96	$69.9	0.97	$57.3	0.97
Charge-offs	(36.9)		(31.8)		(68.9)		(58.2)
Recoveries	18.9		18.8		40.6		37.5
Provision for loan losses	20.4		18.0		36.2		29.3
Balance as of end of period	$77.8	0.99	$65.9	0.99	$77.8	0.99	$65.9	0.99

(1)Percentage of total ending managed receivables as of the corresponding reporting date.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We consider recent trends in delinquencies and losses, recovery rates and the economic environment in determining the adequacy of the allowance.  The increase in the dollar amount of the allowance largely reflected the growth in managed receivables.  Over the course of the last two fiscal years, the allowance for loan losses as a percentage of ending managed receivables has been consistent at approximately 1.0%.

Past Due Account Information

	As of August 31		As of February 28
(In millions)	2014	2013	2014	2013
Accounts 31+ days past due	$220.0	$178.5	$185.2	$154.2
Ending managed receivables	$7,891.0	$6,683.1	$7,184.4	$5,933.3
Past due accounts as a percentage of ending
managed receivables	2.79%	2.67%	2.58%	2.60%

Credit Loss Information

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2014	2013	2014	2013
Net credit losses on managed receivables	$18.0	$13.0	$28.3	$20.7
Total average managed receivables	$7,724.5	$6,516.3	$7,557.3	$6,334.4
Annualized net credit losses as a percentage of
total average managed receivables	0.93%	0.79%	0.75%	0.65%
Average recovery rate	54.7%	55.5%	57.1%	57.3%

Delinquency and loss rates will vary from quarter to quarter, reflecting normal seasonal patterns.

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

Planned Store Openings.  We plan to open a total of 13 stores in fiscal 2015 and between 10 and 15 stores in each of the following two fiscal years.  We currently estimate capital expenditures will total approximately $300 million in fiscal 2015.

We currently plan to open the following stores within 12 months from August 31, 2014:

Location	Television Market	Market Status	Planned Opening Date
Beaverton, Oregon	Portland	Existing	Q3 Fiscal 2015
Saltillo, Mississippi	Tupelo	New	Q3 Fiscal 2015

Reno, Nevada	Reno	New	Q3 Fiscal 2015
Raleigh, North Carolina	Raleigh	Existing	Q3 Fiscal 2015
Warrensville Heights, Ohio	Cleveland	New	Q4 Fiscal 2015
Brooklyn Park, Minnesota	Minneapolis/St Paul	New	Q1 Fiscal 2016
Sicklerville, New Jersey	Philadelphia	Existing	Q1 Fiscal 2016
Gainesville, Florida	Gainesville	New	Q1 Fiscal 2016
Cranston, Rhode Island	Providence	Existing	Q2 Fiscal 2016
Parker, Colorado	Denver	Existing	Q2 Fiscal 2016
Loveland, Colorado	Denver	Existing	Q2 Fiscal 2016
Tallahassee, Florida	Tallahassee	New	Q2 Fiscal 2016
Richmond, Texas	Houston	Existing	Q2 Fiscal 2016

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Our primary ongoing cash requirements are to fund our existing operations, new store expansion (including capital expenditures and inventory purchases) and CAF.  Since fiscal 2013, we have elected to use cash to repurchase stock as part of our share repurchase program, which has reduced the cash and cash equivalents we hold.  Our primary ongoing sources of liquidity include existing cash balances, funds generated through operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility.

Operating Activities.  During the first half of the fiscal year, net cash used in operating activities totaled $436.6 million in fiscal 2015 versus $263.6 million in fiscal 2014.  These amounts include increases in auto loan receivables of $732.6 million and $799.4 million, respectively.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $296.0 million in the first half of fiscal 2015 versus $535.8 million in the first half of fiscal 2014, with the decrease primarily driven by changes in inventory.

As of August 31, 2014, total inventory was $1.71 billion, representing an increase of $67.5 million, or 4.1%, compared with the balance at the start of fiscal 2015.  The increase primarily reflected new stores opened during the first half of the fiscal year. Compared with August 31, 2013, inventory increased $344.9 million, or 25.3%, reflecting inventory added to support the 16 new stores opened since that date, and a deliberate increase in inventory at existing stores.  In the first half of the prior year, inventory declined $153.8 million, or 10.1%, compared with the start of fiscal 2014 primarily reflecting a return to more normal inventory levels after having built inventory in the latter portion of fiscal 2013 to better position the company for seasonal sales opportunities.

Investing Activities.  During the first half of the fiscal year, net cash used in investing activities totaled $183.8 million in fiscal 2015 compared with $148.7 million in fiscal 2014.  Capital expenditures were similar at $135.3 million in fiscal 2015 versus $136.0 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings and store construction costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in any one year may relate to stores that we plan to open in subsequent fiscal years.  After ramping store growth in recent years, our store opening pace has become more consistent, with 13 stores opened in fiscal 2014, 13 stores planned for fiscal 2015, and 10 to 15 stores planned for each of the following 2 fiscal years.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of August 31, 2014, we owned 82 and leased 57 of our 139 used car locations.

During the first half of the fiscal year, restricted cash from collections on auto loan receivables increased $37.8 million in fiscal 2015 versus a $27.1 million increase in fiscal 2014.  These collections vary depending on the timing of the receipt of principal and interest payments on securitized auto loan receivables, the change in average managed receivables and the funding vehicle utilized.

Financing Activities.  During the first half of the fiscal year, net cash provided by financing activities totaled $347.1 million in fiscal 2015 compared with $713.0 million in fiscal 2014.  Included in these amounts were net increases in total non-recourse notes payable of $660.3 million and $875.3 million, respectively, which were used to provide the financing for the majority of the increases of $732.6 million and $799.4 million, respectively, in auto loan receivables.  During the first six months of the fiscal year, cash provided by financing activities was reduced by $373.4 million of stock repurchases and retirements in fiscal 2015, versus $179.3 million in fiscal 2014.

Total Debt and Cash and Cash Equivalents

	As of August 31	As of February 28
(In thousands)	2014	2014
Borrowings under revolving credit facility	$2,229	$582
Finance and capital lease obligations	330,969	334,384
Non-recourse notes payable	7,908,709	7,248,444
Total debt	$8,241,907	$7,583,410
Cash and cash equivalents	$354,600	$627,901

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

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles.  Loans originated in the previously announced CAF loan origination test are being funded using existing working capital.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  The current portion of the non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of August 31, 2014, $6.86 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest at fixed rates and have scheduled maturities through February 2021, but may mature earlier or later, depending on the repayment rate of the underlying auto loan receivables.  During the first half of fiscal 2015, we completed two term securitizations, funding a total of $1.99 billion of auto loan receivables.

As of August 31, 2014, $1.04 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $2.1 billion, and unused warehouse capacity totaled $1.06 billion.  In July 2014, we increased the combined limit of our warehouse facilities by an additional $300 million.  During the second quarter of fiscal 2015, we renewed our $800 million warehouse facility that was scheduled to expire in August 2014 for an additional 364-day term.  Of the combined warehouse facility limit, $1.3 billion will expire in February 2015 and $800 million will expire in July 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.    See Notes 2 and 10 for additional information on the warehouse facilities.

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

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, and on April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1 billion of our common stock, which expires on December 31, 2015.

During the six months ended August 31, 2014, we repurchased 7,866,740 shares of common stock at an average purchase price of $47.68 per share.  During the six months ended August 31, 2013, we repurchased 3,992,251 shares of common stock at an average purchase price of $43.40 per share. As of August 31, 2014, $907.0 million was available for repurchase under the authorization, which expires on December 31, 2015.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.

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

▪	Factors related to the seasonal fluctuations in our business.
▪	The occurrence of severe weather events.
▪	Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 39 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, and on April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1 billion of our common stock.  During the quarter ended August 31, 2014, we exhausted the initial $800 million authorization and, as of August 31, 2014, $907.0 million was available for repurchase under the $1 billion authorization, which expires on December 31, 2015.    Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2015.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

June 1-30, 2014	1,135,592	$46.87	1,135,592	$1,054,707,713
July 1-31, 2014	1,467,979	$51.52	1,467,979	$979,078,505
August 1-31, 2014	1,421,230	$50.71	1,421,230	$907,005,324
Total	4,024,801		4,024,801

Item 6.Exhibits

10.1Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 8, 2014

EXHIBIT INDEX

10.1Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith.

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