Form 10-Q
period 2014-11-30
CARMAX INC
filed 2015-01-08
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2014

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

.

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of December 31, 2014

Common Stock, par value $0.50	210,011,602

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months and Nine months Ended November 30, 2014 and 2013	3

		Consolidated Statements of Comprehensive Income –
		Three Months and Nine months Ended November 30, 2014 and 2013	4

		Consolidated Balance Sheets –
		November 30, 2014 and February 28, 2014	5

		Consolidated Statements of Cash Flows –
		Nine months Ended November 30, 2014 and 2013	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
	Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	39
	Item 1A.	Risk Factors	39
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	Item 5. Item 6.	Other Information Exhibits	39 41
SIGNATURES			42
EXHIBIT INDEX			43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,794,515	82.1	$2,396,840	81.5	$8,775,021	81.6	$7,738,118	81.5
New vehicle sales	54,561	1.6	50,073	1.7	194,294	1.8	162,502	1.7
Wholesale vehicle sales	481,676	14.1	437,272	14.9	1,557,191	14.5	1,402,838	14.8
Other sales and revenues	74,482	2.2	57,222	1.9	228,118	2.1	194,558	2.0
NET SALES AND OPERATING REVENUES	3,405,234	100.0	2,941,407	100.0	10,754,624	100.0	9,498,016	100.0
Cost of sales	2,958,614	86.9	2,559,686	87.0	9,342,934	86.9	8,233,456	86.7
GROSS PROFIT	446,620	13.1	381,721	13.0	1,411,690	13.1	1,264,560	13.3
CARMAX AUTO FINANCE INCOME	89,722	2.6	83,905	2.9	276,911	2.6	255,346	2.7
Selling, general and administrative expenses	316,632	9.3	284,366	9.7	927,716	8.6	857,761	9.0
Interest expense	7,338	0.2	7,649	0.3	22,290	0.2	23,288	0.2
Other expense	1,536	―	411	―	2,096	―	1,243	―
Earnings before income taxes	210,836	6.2	173,200	5.9	736,499	6.8	637,614	6.7
Income tax provision	80,787	2.4	66,748	2.3	282,279	2.6	244,237	2.6
NET EARNINGS	$130,049	3.8	$106,452	3.6	$454,220	4.2	$393,377	4.1
WEIGHTED AVERAGE COMMON SHARES:
Basic	214,228		223,259		217,568		223,831
Diluted	217,025		227,417		220,585		227,870
NET EARNINGS PER SHARE:
Basic	$0.61		$0.48		$2.09		$1.76
Diluted	$0.60		$0.47		$2.06		$1.73

(1)Calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2014	2013	2014	2013
NET EARNINGS	$130,049	$106,452	$454,220	$393,377
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	214	(25)	640	501
Net change in cash flow hedge
unrecognized losses	(1,605)	(3,193)	(227)	2,180
Other comprehensive (loss) income, net of taxes	(1,391)	(3,218)	413	2,681
TOTAL COMPREHENSIVE INCOME	$128,658	$103,234	$454,633	$396,058

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of November 30	As of February 28
(In thousands except share data)	2014	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,880	$627,901
Restricted cash from collections on auto loan receivables	275,718	259,299
Accounts receivable, net	88,180	79,923
Inventory	1,964,673	1,641,424
Deferred income taxes	6,368	7,866
Other current assets	48,433	26,811
TOTAL CURRENT ASSETS	2,573,252	2,643,224
Auto loan receivables, net	8,138,307	7,147,848
Property and equipment, net	1,833,600	1,652,977
Deferred income taxes	166,811	152,199
Other assets	131,436	110,909
TOTAL ASSETS	$12,843,406	$11,707,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$459,929	$427,492
Accrued expenses and other current liabilities	202,533	202,588
Accrued income taxes	424	2,438
Short-term debt	2,574	582
Current portion of finance and capital lease obligations	20,915	18,459
Current portion of non-recourse notes payable	241,807	223,938
TOTAL CURRENT LIABILITIES	928,182	875,497
Long-term debt	300,000	―
Finance and capital lease obligations, excluding current portion	311,771	315,925
Non-recourse notes payable, excluding current portion	7,938,626	7,024,506
Other liabilities	182,675	174,232
TOTAL LIABILITIES	9,661,254	8,390,160

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
210,918,281 and 221,685,984 shares issued and outstanding
as of November 30, 2014 and February 28, 2014, respectively	105,459	110,843
Capital in excess of par value	1,080,267	1,038,209
Accumulated other comprehensive loss	(45,858)	(46,271)
Retained earnings	2,042,284	2,214,216
TOTAL SHAREHOLDERS’ EQUITY	3,182,152	3,316,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,843,406	$11,707,157

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 30
(In thousands)	2014		2013
OPERATING ACTIVITIES:
Net earnings	$454,220			$393,377
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	84,994			73,983
Share-based compensation expense	57,192			54,948
Provision for loan losses	60,274			48,993
Provision for cancellation reserves	53,764			35,247
Deferred income tax benefit	(13,347)			(4,576)
Loss on disposition of assets and other	2,486	–		1,844
Net (increase) decrease in:
Accounts receivable, net	(8,257)			23,934
Inventory	(323,249)			(38,464)
Other current assets	(22,061)			3,480
Auto loan receivables, net	(1,050,733)			(1,045,386)
Other assets	(2,910)			(6,714)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(16,321)			1,707
Other liabilities	(60,667)			(35,513)
NET CASH USED IN OPERATING ACTIVITIES	(784,615)			(493,140)
INVESTING ACTIVITIES:
Capital expenditures	(238,860)			(212,900)
Proceeds from sales of assets	5,833			5,143
Increase in restricted cash from collections on auto loan receivables	(16,419)			(22,508)
Increase in restricted cash in reserve accounts	(11,323)			(7,826)
Release of restricted cash from reserve accounts	6,340			15,022
Purchases of money market securities, net	(8,604)			(3,833)
Purchases of trading securities	(3,468)			(1,868)
Sales of trading securities	333			71
NET CASH USED IN INVESTING ACTIVITIES	(266,168)			(228,699)
FINANCING ACTIVITIES:
Increase in short-term debt, net	1,992			932
Issuances of long-term debt	300,000			-
Cash paid for issuance of long-term debt	(496)			-
Payments on finance and capital lease obligations	(13,395)			(14,963)
Issuances of non-recourse notes payable	5,882,000			5,300,000
Payments on non-recourse notes payable	(4,950,011)			(4,185,021)
Repurchase and retirement of common stock	(688,619)			(196,748)
Equity issuances, net	47,330			19,967
Excess tax benefits from share-based payment arrangements	33,961			13,066
NET CASH PROVIDED BY FINANCING ACTIVITIES	612,762			937,233
(Decrease) increase in cash and cash equivalents	(438,021)			215,394
Cash and cash equivalents at beginning of year	627,901			449,364
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,880			$664,758
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,232			$23,339
Cash paid for income taxes	$287,905			$213,965
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$16,538			$20,069
Finance lease modifications	$11,697		$	―

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

Cash and Cash Equivalents.  Cash equivalents of $159.3 million as of November 30, 2014, and $607.0 million as of February 28, 2014, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash accounts totaling $275.7 million as of November 30, 2014, and $259.3 million as of February 28, 2014, consisted of collections of principal and interest payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment, Net.  Property and equipment is reported net of accumulated depreciation and amortization of $799.1 million and $730.6 million as of November 30, 2014 and February 28, 2014, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts was $37.5 million as of November 30, 2014, and $32.5 million as of February 28, 2014.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual fund investments held in a rabbi trust established to fund informally our executive deferred compensation plan.  The rabbi trust investments are classified as trading securities with realized and unrealized gains and losses reflected as a component of other expense.  Restricted investments totaled $52.4 million as of November 30, 2014, and $40.2 million as of February 28, 2014.

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

Customers applying for financing who are not approved, or are conditionally approved, by CAF may be evaluated by other financial institutions.  Depending on the credit profile of the customer, third-party finance providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

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

Components of CAF Income

Three Months Ended November 30	Nine Months Ended November 30

(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$152.7	7.6	$138.3	8.1	$450.4	7.8	$409.0	8.4
Interest expense	(24.8)	(1.2)	(22.2)	(1.3)	(71.8)	(1.2)	(67.6)	(1.4)
Total interest margin	127.9	6.4	116.1	6.8	378.6	6.5	341.4	7.0
Provision for loan losses	(24.1)	(1.2)	(19.7)	(1.2)	(60.3)	(1.0)	(49.0)	(1.0)
Total interest margin after
provision for loan losses	103.8	5.2	96.4	5.7	318.3	5.5	292.4	6.0

Other income	―	―	―	―	―	―	0.1	―

Direct expenses:
Payroll and fringe benefit expense	(6.3)	(0.3)	(5.6)	(0.3)	(18.8)	(0.3)	(16.7)	(0.3)
Other direct expenses	(7.8)	(0.4)	(6.9)	(0.4)	(22.6)	(0.4)	(20.5)	(0.4)

Total direct expenses	(14.1)	(0.7)	(12.5)	(0.7)	(41.4)	(0.7)	(37.2)	(0.8)
CarMax Auto Finance income	$89.7	4.5	$83.9	4.9	$276.9	4.8	$255.3	5.2

Total average managed receivables	$8,026.2		$6,805.3		$7,713.6		$6,491.4

 (1)Annualized percentage of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $8.18 billion as of November 30, 2014, and $7.25 billion as of February 28, 2014.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2014	2014
Warehouse facilities	$959.0	$879.0
Term securitizations	6,979.6	6,145.5
Other receivables (1)	247.9	159.9
Total ending managed receivables	8,186.5	7,184.4
Accrued interest and fees	32.7	26.3
Other	(0.5)	7.0
Less allowance for loan losses	(80.4)	(69.9)
Auto loan receivables, net	$8,138.3	$7,147.8

(1)Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk.  We obtain credit histories and other credit data that includes information such as number, age, type and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers assigned a grade of “A” are determined to have the highest probability of repayment, and customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2014 (1)	% (2)	2014 (1)	% (2)
A	$4,020.4	49.1	$3,506.0	48.8
B	2,969.7	36.3	2,658.5	37.0
C and other	1,196.4	14.6	1,019.9	14.2
Total ending managed receivables	$8,186.5	100.0	$7,184.4	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percentage of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Balance as of beginning of period	$77.8	0.99	$65.9	0.99	$69.9	0.97	$57.3	0.97
Charge-offs	(43.8)		(36.3)		(112.7)		(94.5)
Recoveries	22.3		18.6		62.9		56.1
Provision for loan losses	24.1		19.7		60.3		49.0
Balance as of end of period	$80.4	0.98	$67.9	0.98	$80.4	0.98	$67.9	0.98

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2014	% (1)	2014	% (1)
Total ending managed receivables	$8,186.5	100.0	$7,184.4	100.0

Delinquent loans:
31-60 days past due	$173.6	2.2	$126.6	1.8
61-90 days past due	60.0	0.7	42.6	0.6
Greater than 90 days past due	17.4	0.2	16.0	0.2
Total past due	$251.0	3.1	$185.2	2.6

(1)Percentage of total ending managed receivables.

5.Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives.  We are exposed to certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations.  We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  In December 2014, we entered into an interest rate derivative contract related to the issuance of a $300 million floating rate term loan to manage exposure to variable interest rates associated with the term loan, as further discussed at Note 10.

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

Designated Cash Flow Hedges.  Our objectives in using interest rate derivatives are to add stability to CAF’s interest expense, to manage our exposure to interest rate movements and to better match funding costs to the interest received on the receivables being securitized.  To accomplish these objectives, we primarily use interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market or to hedge interest rate exposure related to floating rate notes.

For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed rate debt.  During the next 12 months, we estimate that an additional $11.1 million will be reclassified as a decrease to CAF income.

As of November 30, 2014 and February 28, 2014 we had interest rate swaps outstanding with combined notional amounts of $1,051.0 million and $869.0 million, respectively, which were designated as cash flow hedges of interest rate risk.

As of November 30, 2014 and February 28, 2014, we had no derivatives that were not designated as accounting hedges.

Fair Values of Derivative Instruments

	As of November 30, 2014				As of February 28, 2014
(In thousands)	Assets		Liabilities		Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)		$191	$	―	$	―	$	―
Interest rate swaps (2)	$	―		$(3,298)	$	―		$(1,351)
Total		$191		$(3,298)	$	―		$(1,351)

   (1)Reported in other current assets on the consolidated balance sheets.

 (2)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended				Nine Months Ended
	November 30				November 30
(In thousands)	2014		2013		2014		2013
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(4,525)		$(7,421)		$(6,594)	$(4,069)
Loss reclassified from AOCL into CAF income (1)		$(1,881)		$(2,155)		$(6,220)	$(7,665)
Gain recognized in CAF Income (2)	$	―	$	―	$	―	$78

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$202,540	$	―		$202,540
Mutual fund investments		9,221		―		9,221
Derivative instruments		―		191		191
Total assets at fair value		$211,761		$191		$211,952

Percentage of total assets at fair value		99.9%		0.1%		100.0%
Percentage of total assets		1.7%		―	%	1.7%

Liabilities:
Derivative instruments	$	―		$3,298		$3,298
Total liabilities at fair value	$	―		$3,298		$3,298

Percentage of total liabilities		― %		―	%	― %

	As of February 28, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$641,622	$	―		$641,622
Mutual fund investments		5,609		―		5,609
Total assets at fair value		$647,231	$	―		$647,231

Percentage of total assets at fair value		100.0%		―	%	100.0%
Percentage of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,351		$1,351
Total liabilities at fair value	$	―		$1,351		$1,351

Percentage of total liabilities		― %		―	%	― %

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

Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2014	2013	2014	2013

Balance as of beginning of period	$86.0	$34.0	$72.5	$32.7
Cancellations	(12.4)	(10.2)	(37.4)	(27.2)
Provision for future cancellations	15.3	16.9	53.8	35.2
Balance as of end of period	$88.9	$40.7	$88.9	$40.7

8.Income Taxes

We had $29.9 million of gross unrecognized tax benefits as of November 30, 2014, and $26.3 million as of February 28, 2014.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2014, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2014	2013	2014	2013	2014	2013
Interest cost	$2,008	$1,896	$113	$128	$2,121	$2,024
Expected return on plan assets	(2,257)	(1,979)	―	―	(2,257)	(1,979)
Recognized actuarial loss	340	418	―	―	340	418
Net pension expense	$91	$335	$113	$128	$204	$463

	Nine Months Ended November 30
(In thousands)	Pension Plan		Restoration Plan		Total
	2014	2013	2014	2013	2014	2013
Interest cost	$6,024	$5,687	$339	$325	$6,363	$6,012
Expected return on plan assets	(6,771)	(5,937)	―	―	(6,771)	(5,937)
Recognized actuarial loss	1,020	1,255	―	―	1,020	1,255
Net pension expense	$273	$1,005	$339	$325	$612	$1,330

We made $2.3 million in contributions to the pension plan during the nine months ended November 30, 2014, and anticipate making no additional contributions during the remainder of fiscal 2015.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2014.

10.Debt

	As of November 30	As of February 28
(In thousands)	2014	2014
Short-term revolving credit facility	$2,574	$582
Current portion of finance and capital lease obligations	20,915	18,459

Current portion of non-recourse notes payable	241,807	223,938
Total current debt	265,296	242,979
Long-term debt	300,000	―
Finance and capital lease obligations, excluding current portion	311,771	315,925
Non-recourse notes payable, excluding current portion	7,938,626	7,024,506
Total debt, excluding current portion	8,550,397	7,340,431
Total debt	$8,815,693	$7,583,410

Revolving Credit Facility.    During the third quarter of fiscal 2015, we increased the borrowing capacity under our unsecured revolving credit facility (the “credit facility”) by $300 million to $1.0  billion.  The terms of the credit facility were unchanged and the expiration date remains August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  As of November 30, 2014, the unused capacity of approximately $997  million was fully available to us.

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

Non-Recourse Notes Payable.  The non-recourse notes payable relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the securitized auto loan receivables.    The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of November 30, 2014, $7.22 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through May 2021, but may mature earlier or later, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2014, $959.0  million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.34 billion.  We increased the combined limit of our warehouse facilities by $300 million in July 2014 and by an additional $200 million in November 2014.   During the second quarter of fiscal 2015, we renewed our $800 million warehouse facility that was scheduled to expire in August 2014 for an additional 364-day term.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2015 and $800 million will expire in July 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Term Loan.    During the third quarter of fiscal 2015, we entered into a $300 million term loan with total outstanding principal due in November 2017.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate.  As of November 30, 2014, $300 million remained outstanding and no repayments are scheduled to be made within the next 12 months.  Borrowings under the loan are available for working capital and general corporate purposes.  In December 2014, we entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Financial Covenants. The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2014, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  On April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1 billion of our common stock expiring on December 31, 2015.  On October 22, 2014, we announced that they had authorized the repurchase of up to an additional $2 billion of our common stock expiring on December 31, 2016.  During the nine months ended November 30, 2014, we exhausted the initial $800 million authorization and, as of November 30, 2014, $2.58  billion was available for repurchase under the remaining authorizations.

For the three months ended November 30, 2014, we repurchased 6,234,799 shares of common stock at an average purchase price of $52.48 per share.  For the nine months ended November 30, 2014, we repurchased 14,101,539 shares of common stock at an average purchase price of $49.80 per share. For the three months ended November 30, 2013, we repurchased 313,042 shares of common stock at an average purchase price of $47.39 per share. For the nine months ended November 30, 2013, we purchased 4,305,293 shares of common stock at an average price of $43.69 per share.

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

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that lapse 1 year from the grant date.  Participants holding RSAs are entitled to vote on matters submitted to holders of our common stock for a vote.  During the nine months ended November 30, 2014, we granted to our board of directors RSAs of 22,860 shares at a fair value per share on the grant date of $51.18.  No RSAs were outstanding during the nine months ended November 30, 2013.  The unrecognized compensation costs related to nonvested RSAs totaled $0.1 million as of November 30, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.6 years.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

Three Months Ended	Nine Months Ended
November 30	November 30

(In thousands)	2014	2013	2014	2013
Cost of sales	$1,159	$1,037	$2,733	$2,896
CarMax Auto Finance income	889	790	2,526	2,302
Selling, general and administrative expenses	17,637	15,371	52,846	50,608
Share-based compensation expense, before income taxes	$19,685	$17,198	$58,105	$55,806

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2014	2013	2014	2013
Nonqualified stock options	$6,223	$5,946	$21,230	$18,765
Cash-settled restricted stock units	10,121	8,014	24,342	25,986
Stock-settled restricted stock units	3,004	2,986	10,597	9,697
Employee stock purchase plan	271	252	913	858
Restricted stock awards to non-employee directors	66	―	1,023	―
Stock grants to non-employee directors	―	―	―	500
Share-based compensation expense, before income taxes	$19,685	$17,198	$58,105	$55,806

We recognize compensation expense for stock options, MSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the nine months ended November 30, 2014 or 2013.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2014	10,018	$27.02
Options granted	2,051	45.02
Options exercised	(3,035)	17.89
Options forfeited or expired	(34)	36.95
Outstanding as of November 30, 2014	9,000	$34.17	4.2	$205,337
Exercisable as of November 30, 2014	4,771	$28.47	3.1	$136,009

During the nine months ended November 30, 2014 and 2013, we granted nonqualified options to purchase 2,050,919 and 1,605,149 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the nine months ended November 30, 2014 and 2013, was $54.3 million and $26.0 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the nine months ended November 30, 2014 and 2013, was $99.9 million and $34.7 million, respectively.  We realized related tax benefits of $40.2 million and $13.9 million during the nine months ended November 30, 2014 and 2013, respectively.

Outstanding Stock Options

As of November 30, 2014
	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
(Shares in thousands)	Number of	Contractual	Exercise	Number of	Exercise

Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43			458	1.4	$11.43	458	$11.43
	$13.19	-	$19.82	358	0.7	$15.65	358	$15.65
	$19.98	-	$25.39	1,250	2.4	$25.18	1,250	$25.18
	$28.81	-	$32.69	3,340	3.9	$32.09	2,094	$32.21
	$33.11	-	$49.25	3,594	5.8	$43.90	611	$42.69
Total				9,000	4.2	$34.17	4,771	$28.47

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

The weighted average fair value per share at the date of grant for options granted during the nine months ended November 30, 2014 and 2013, was $13.25 and $15.59, respectively.  The unrecognized compensation costs related to nonvested options totaled $38.2 million as of November 30, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.

Assumptions Used to Estimate Option Values

	Nine Months Ended November 30
	2014			2013
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	25.2%	-	32.7%	27.9%	-	46.8%
Weighted average expected volatility			31.8%			44.7%
Risk-free interest rate (2)	0.01%	-	2.7%	0.02%	-	2.6%
Expected term (in years) (3)			4.7			4.7

 (1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve in effect at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	1,531	$35.68
Stock units granted	588	$44.96
Stock units vested and converted	(470)	$32.87
Stock units cancelled	(91)	$39.29
Outstanding as of November 30, 2014	1,558	$39.82

During the nine months ended November 30, 2014 and 2013, we granted 587,990 and 541,819 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the nine months ended November 30, 2014 and 2013, was $44.96 and $42.68, respectively.  The RSUs are cash-settled upon vesting.  During the nine months ended November 30, 2014 and 2013, we paid $21.6 million and $23.3 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs.  We realized tax benefits of $8.7 million and $9.3 million during the nine months ended November 30, 2014 and 2013, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of November 30, 2014
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2016	$12,307	$32,820
Fiscal 2017	14,028	37,408
Fiscal 2018	16,225	43,266
Total expected cash settlements	$42,560	$113,494

 (1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	852	$45.26
Stock units granted	249	$55.42
Stock units vested and converted	(296)	$45.69
Stock units cancelled	(5)	$47.31
Outstanding as of November 30, 2014	800	$48.25

During the nine months ended November 30, 2014 and 2013, we granted 249,291 and 237,660 MSUs, respectively.  The weighted average fair value per MSU at the date of grant for MSUs granted during the nine months ended November 30, 2014 and 2013, was $55.42 and $52.02, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $7.5 million and $6.7 million for the nine months ended November 30, 2014 and 2013, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $16.2 million as of November 30, 2014.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2014	2013	2014	2013
Net earnings	$130,049	$106,452	$454,220	$393,377
Weighted average common shares outstanding	214,228	223,259	217,568	223,831
Dilutive potential common shares:
Stock options	2,105	3,402	2,382	3,305
Stock-settled restricted stock units and awards	692	756	635	734
Weighted average common shares and dilutive
potential common shares	217,025	227,417	220,585	227,870
Basic net earnings per share	$0.61	$0.48	$2.09	$1.76
Diluted net earnings per share	$0.60	$0.47	$2.06	$1.73

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2014 and 2013, options to purchase 1,707,581 shares and 1,309,282 shares of common stock, respectively, were not included.  For the nine months ended November 30, 2014 and 2013, options to purchase 2,617,453 shares and 1,175,274 shares, respectively, were not included.

13.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2014	$(38,715)	$(7,556)	$(46,271)
Other comprehensive loss before reclassifications	―	(4,001)	(4,001)
Amounts reclassified from accumulated other comprehensive loss	640	3,774	4,414
Other comprehensive income (loss)	640	(227)	413
Balance as of November 30, 2014	$(38,075)	$(7,783)	$(45,858)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

		Three Months Ended November 30			Nine Months Ended November 30
(In thousands)		2014	2013		2014	2013

Retirement Benefit Plans (Note 9):
Actuarial loss arising during the year	$	―	$(458)	$	―	$(458)
Tax benefit		―	171		―	171
Amortized actuarial loss arising during the year, net
of tax		―	(287)		―	(287)
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales		139	166		415	$500
CarMax Auto Finance income		8	9		23	28
Selling, general and administrative expenses		193	243		582	727
Total amortization reclassifications recognized
in net pension expense		340	418		1,020	1,255
Tax expense		(126)	(156)		(380)	(467)
Amortization reclassifications recognized in net
pension expense, net of tax		214	262		640	788
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax		214	(25)		640	501

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value		(4,525)	(7,421)		(6,594)	(4,069)
Tax benefit		1,779	2,922		2,593	1,602
Effective portion of changes in fair value, net of tax		(2,746)	(4,499)		(4,001)	(2,467)
Reclassifications to CarMax Auto Finance income		1,881	2,155		6,220	7,665
Tax expense		(740)	(849)		(2,446)	(3,018)
Reclassification of hedge losses, net of tax		1,141	1,306		3,774	4,647
Net change in cash flow hedge unrecognized losses,
net of tax		(1,605)	(3,193)		(227)	2,180
Total other comprehensive (loss) income, net of tax		$(1,391)	$(3,218)		$413	$2,681

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $27.4 million as of November 30, 2014, and $27.7 million as of February 28, 2014.

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

We pioneered the used car superstore concept, opening our first store in 1993.  Our strategy is to revolutionize the auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers and to maximize operating efficiencies through the use of standardized operating procedures and store formats enhanced by sophisticated, proprietary management information systems.  As of November 30, 2014, we operated 143 used car stores in 72 markets, comprising 51 mid-sized markets, 15 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 2.5 million people.  As of that date, we also operated four new car franchises.  During fiscal 2014, we sold 526,929 used cars, representing 99% of the total 534,690 vehicles we sold at retail.

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

We seek to build customer satisfaction by offering high-quality retail vehicles.  Fewer than half of the vehicles acquired from consumers through our appraisal purchase process meet our standards for reconditioning and subsequent retail sale.  Those vehicles that do not meet our standards are sold through on-site wholesale auctions.  Vehicles repossessed and liquidated by CAF are also generally sold through our wholesale auctions.  Wholesale auctions are generally held on a weekly or bi-weekly basis, and as of November 30, 2014, we conducted auctions at 63 used car stores.  During fiscal 2014, we sold 342,576 wholesale vehicles.  On average, the vehicles we wholesale are approximately 10 years old and have more than 100,000 miles.  Participation in our wholesale auctions is restricted to licensed automobile dealers, the majority of whom are independent dealers and licensed wholesalers.

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

We offer financing through CAF to qualified customers purchasing vehicles at CarMax stores.  CAF utilizes proprietary customized scoring models based upon the credit history of the customer, along with CAF’s historical experience, to predict the likelihood of customer repayment.  CAF offers customers an array of competitive rates and terms, allowing them to choose the ones that best fit their needs.  In addition, customers are permitted to refinance or pay off their contract with CAF or a third-party provider within three business days of a purchase without incurring any finance or related charges.  We test different credit offers and closely monitor acceptance rates, 3-day payoffs and the effect on sales to assess market competitiveness.  After the effect of 3‑day payoffs and vehicle returns, CAF financed 41.2% of our retail vehicle unit sales in the first nine months of fiscal 2015.  As of November 30, 2014, CAF serviced approximately 597,000 customer accounts in its $8.19 billion portfolio of managed auto loan receivables.

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

We currently plan to open 13 stores in fiscal 2015 and between 10 and 15 stores in each of the following two fiscal years.  While we currently have 143 stores, we are still in the midst of the national rollout of our retail concept, and as of November 30, 2014, we had used car stores located in markets that comprised approximately 60% of the U.S. population.

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

Fiscal 2015 Third Quarter Highlights

▪

Net sales and operating revenues increased 15.8% to $3.41 billion from $2.94 billion in the third quarter of fiscal 2014.  Net earnings grew 22.2% to $130.0 million from $106.5 million in the prior year period, while net earnings per share grew 27.7% to $0.60, compared with $0.47 in the prior year period.

▪

Used vehicle revenues increased 16.6% to $2.79 billion from $2.40 billion in the third quarter of fiscal 2014.  Total used vehicle unit sales rose 14.0%, reflecting the combination of a 7.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

▪

Wholesale vehicle revenues increased 10.2% to $481.7 million from $437.3 million in the third quarter of fiscal 2014.  Wholesale unit sales rose 10.0%, reflecting increased appraisal traffic and the growth of our store base.

▪

Other sales and revenues increased 30.2% to $74.5 million from $57.2 million in the third quarter of fiscal 2014, primarily reflecting improvements in EPP revenues and net third-party finance fees.  Last year’s third quarter EPP revenues were reduced by an adjustment to the reserve for estimated cancellations of $8.8 million ($0.02 per share).  Excluding this adjustment, other sales and revenues increased 12.9%, primarily due to our growth in retail unit sales.

▪	Total gross profit increased 17.0% to $446.6 million compared with $381.7 million in the third quarter of fiscal 2014, largely reflecting the increases in used and wholesale vehicle unit sales.
▪

Selling, general and administrative (“SG&A”) expenses increased 11.3% to $316.6 million from $284.4 million in the third quarter of fiscal 2014.  The increase was largely driven by the 16% increase in our store base since the beginning of last year’s third quarter (representing the addition of 20 stores) and higher variable selling costs resulting from our 7.4% increase in comparable store used unit sales.  SG&A per retail unit declined $52 to $2,243, as our comparable store used unit sales growth generated overhead leverage.

▪

CAF income increased 6.9% to $89.7 million compared with $83.9 million in the third quarter of fiscal 2014.  The improvement resulted from a 17.9% increase in average managed receivables, partially offset by a lower total interest margin rate, which declined to 6.4% of average managed receivables from 6.8% in the prior year’s third quarter.

▪

In the first nine months of fiscal 2015, net cash used in operating activities totaled $784.6 million, compared with $493.1 million in the first nine months of fiscal 2014.  The change was primarily due to an increase in inventory in fiscal 2015.  These amounts include increases in auto loan receivables of $1.05 billion in both periods.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $266.1 million in the first nine months of fiscal 2015 versus $552.2 million in the first nine months of fiscal 2014.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2014.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2014	2013	Change	2014	2013	Change
Used vehicle sales	$2,794.5	$2,396.8	16.6%	$8,775.0	$7,738.1	13.4%
New vehicle sales	54.6	50.1	9.0%	194.3	162.5	19.6%
Wholesale vehicle sales	481.7	437.3	10.2%	1,557.2	1,402.8	11.0%
Other sales and revenues:
Extended protection plan revenues	61.7	48.8	26.5%	188.4	178.4	5.6%
Service department sales	28.0	26.1	7.1%	84.9	80.8	5.0%
Third-party finance fees, net	(15.2)	(17.7)	14.2%	(45.1)	(64.6)	30.2%
Total other sales and revenues	74.5	57.2	30.2%	228.1	194.6	17.3%
Total net sales and operating revenues	$3,405.2	$2,941.4	15.8%	$10,754.6	$9,498.0	13.2%

Unit Sales

	Three Months Ended November 30			Nine Months Ended November 30
	2014	2013	% Change	2014	2013	% Change
Used vehicles	139,158	122,065	14.0%	433,011	394,073	9.9%
New vehicles	2,009	1,818	10.5%	7,187	5,954	20.7%
Wholesale vehicles	90,988	82,743	10.0%	286,075	262,342	9.0%

Average Selling Prices

	Three Months Ended November 30			Nine Months Ended November 30
	2014	2013	% Change	2014	2013	% Change
Used vehicles	$19,914	$19,469	2.3%	$20,104	$19,480	3.2%
New vehicles	$27,056	$27,428	(1.4)%	$26,926	$27,176	(0.9)%
Wholesale vehicles	$5,124	$5,123	0.0%	$5,277	$5,185	1.8%

Vehicle Sales Changes

	Three Months Ended November 30		Nine Months Ended November 30
	2014	2013	2014	2013
Used vehicle units	14.0%	15.4%	9.9%	19.6%
Used vehicle revenues	16.6%	15.9%	13.4%	20.0%

Wholesale vehicle units	10.0%	3.8%	9.0%	6.6%
Wholesale vehicle revenues	10.2%	2.2%	11.0%	5.3%

Comparable store used unit sales growth is one of the key drivers of our profitability.  A store is included in comparable store retail sales in the store’s fourteenth full month of operation.

Comparable Store Used Vehicle Sales Changes

	Three Months Ended November 30		Nine Months Ended November 30
	2014	2013	2014	2013
Used vehicle units	7.4%	9.9%	3.5%	14.3%
Used vehicle dollars	9.9%	10.5%	6.8%	14.7%

Change in Used Car Store Base

	Three Months Ended November 30		Nine Months Ended November 30
	2014	2013	2014	2013
Used car stores, beginning of period	139	123	131	118
Store openings	4	3	12	8
Used car stores, end of period	143	126	143	126

We opened 12 stores during the first nine months of fiscal 2015, including 9 stores in 8 new markets (1 store each in Rochester, New York; Dothan, Alabama; Spokane, Washington; Madison, Wisconsin; Lynchburg, Virginia; Tupelo, Mississippi; and Reno, Nevada, and 2 stores in Portland, Oregon) and 3 stores in existing markets (Harrisburg/Lancaster, Pennsylvania; Dallas, Texas; and Raleigh, North Carolina).  The Dothan, Lynchburg, and Tupelo stores are part of our test of smaller format stores in smaller markets, and they are anticipated to sell fewer vehicles compared with stores in larger markets.

Used Vehicle Sales.  The 16.6% increase in used vehicle revenues in the third quarter of fiscal 2015 resulted from a 14.0% increase in used unit sales and a 2.3% increase in average selling price.  The increase in used unit sales included a 7.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Comparable store used unit sales benefited from our sixth consecutive quarter of growth in customer traffic and also from improved conversion.  The percentage of retail vehicles financed by third-party subprime providers, combined with those financed under the previously announced CAF loan origination test, declined from 17.7% in the third quarter of fiscal 2014 to 15.2% in this year’s third quarter.  The mix of our retail vehicles financed by CAF, prime, nonprime and subprime providers may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions.  Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.  The increase in our average selling price primarily reflected an increase in the mix of our sales represented by later model, age 0-4 year-old vehicles.

The 13.4% increase in used vehicle revenues in the first nine months of fiscal 2015 resulted from a 9.9% increase in used unit sales and a 3.2% increase in average selling price.  The increase in used unit sales included a 3.5% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth for the first nine months of the year was driven by improved customer traffic.  The percentage of retail vehicles financed by third-party subprime providers, combined with those financed under the previously announced CAF loan origination test, declined from 19.2% in the first nine months of fiscal 2014 to 15.0% in this year’s first nine months.  The increase in our average selling price for the first nine months of fiscal 2015 reflected an increase in the mix of later-model, age 0-4 year old vehicles, as well as higher industry wholesale pricing in the spring of calendar 2014, which increased our vehicle acquisition costs during this portion of the fiscal year.

Wholesale Vehicle Sales.  Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 10.2% increase in wholesale vehicle revenues in the third quarter of fiscal 2015 resulted from a corresponding increase in wholesale unit sales.  Wholesale unit sales primarily benefited from increased appraisal traffic and the growth in our store base.

The 11.0% increase in wholesale vehicle revenues in the first nine months of fiscal 2015 resulted from a 9.0% increase in wholesale unit sales and a 1.8% increase in average selling price.  The increase in wholesale unit sales primarily reflected the combination of the growth in our store base, as well as increased appraisal traffic and a higher buy rate at comparable stores.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of EPPs, net of a reserve for estimated customer cancellations; service department sales; and net third-party finance fees.  The fixed, per-vehicle fees paid to us by prime and nonprime third-party finance providers may vary, reflecting the providers’ differing levels of credit risk exposure.  The fixed, per-vehicle fees paid to the subprime providers are reflected as an offset to finance fee revenues received from prime and nonprime providers.

Other sales and revenues increased $17.3 million, or 30.2%, in the third quarter of fiscal 2015.  EPP revenues rose $12.9 million, or 26.5% versus the prior year’s quarter.  Last year’s third quarter EPP revenues were reduced by an adjustment to the reserve for estimated cancellations of $8.8 million ($0.02 per share).  The remainder of the increase in EPP revenues reflected the growth in our retail unit sales, partially offset by a somewhat lower EPP penetration rate.  Net third-party finance fees improved $2.5 million versus last year’s third quarter primarily due to increased originations by providers who pay us a fee and reduced penetration by providers to whom we pay a fee.

Other sales and revenues increased $33.6 million, or 17.3%, in the first nine months of fiscal 2015.  EPP revenues rose $10.0 million compared with the first nine months of fiscal 2014.  The year-over-year comparison also benefited from the $8.8 million adjustment to the cancellation reserve recorded in the prior year’s quarter.  The remainder of the increase in EPP revenues reflected the growth in our retail unit sales, largely offset by higher estimated cancellation reserve rates and a somewhat lower EPP penetration rate.  Net third-party finance fees improved $19.5 million versus the first nine months of fiscal 2014 primarily due to the mix shift among third-party providers.

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

Gross Profit

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2014	2013	Change	2014	2013	Change
Used vehicle gross profit	$302.2	$262.4	15.2%	$947.8	$859.5	10.3%
New vehicle gross profit	1.5	1.1	25.8%	5.4	3.4	55.9%
Wholesale vehicle gross profit	84.3	73.4	14.8%	271.5	237.4	14.4%
Other gross profit	58.6	44.8	30.9%	186.9	164.3	13.8%
Total	$446.6	$381.7	17.0%	$1,411.7	$1,264.6	11.6%

Gross Profit Per Unit

	Three Months Ended November 30				Nine Months Ended November 30
	2014		2013		2014		2013
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,172	10.8	$2,149	10.9	$2,189	10.8	$2,181	11.1
New vehicle gross profit	$724	2.7	$636	2.3	$747	2.8	$578	2.1
Wholesale vehicle gross profit	$927	17.5	$887	16.8	$949	17.4	$905	16.9
Other gross profit	$415	78.7	$361	78.3	$425	82.0	$411	84.4
Total gross profit	$3,164	13.1	$3,081	13.0	$3,207	13.1	$3,161	13.3

(1)Calculated as category gross profit divided by each category’s respective units sold, except the other and total categories, which are calculated by dividing their respective gross profit by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.  Used vehicle gross profit increased 15.2% in the third quarter and 10.3% in the first nine months of fiscal 2015.  These improvements were primarily driven by the increases of 14.0% and 9.9%, respectively, in used unit sales.  Used vehicle gross profit per unit was relatively consistent year-over-year in both the third quarter and the first nine months of the fiscal year.  We have been able to manage to a relatively consistent gross profit per used unit over the last several years.

Wholesale Vehicle Gross Profit.    Wholesale vehicle gross profit increased 14.8% in the third quarter of fiscal 2015 driven by the combination of the 10.0% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit per unit, which rose 4.5%, or $40 per unit.

Wholesale gross profit increased 14.4% in the first nine months of fiscal 2015.  The improvement was driven by the combination of the 9.0% increase in wholesale unit sales and an improvement in wholesale vehicle gross profit per unit, which rose 4.9%, or $44 per unit.

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

Other gross profit rose 30.9% in the third quarter and 13.8% in the first nine months of fiscal 2015.  In both periods, the increase in other gross profits primarily reflected the improvement in EPP revenues and net third-party finance fees.  For the nine-month period, service department gross profits were adversely affected by our modest comparable store used unit sales growth in the first half of fiscal 2015 and the resulting deleverage of service overhead costs.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended			Nine Months Ended
	November 30			November 30
(In millions, except per unit data)	2014	2013	Change	2014	2013	Change
Compensation and benefits (1)	$179.6	$161.4	11.3%	$540.1	$494.4	9.2%
Store occupancy costs	61.9	53.9	14.9%	180.1	160.9	12.0%
Advertising expense	28.3	23.4	21.2%	88.4	77.0	14.9%
Other overhead costs (2)	46.8	45.7	2.5%	119.1	125.5	(5.1)%
Total SG&A expenses	$316.6	$284.4	11.3%	$927.7	$857.8	8.1%
SG&A per unit	$2,243	$2,295	$(52)	$2,107	$2,144	$(37)

(1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which is included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.  Costs for the three and nine months ended November 30, 2014, were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

SG&A expenses increased 11.3% in the third quarter of fiscal 2015.  The increase primarily reflected the 16% increase in our store base since the beginning of last year’s third quarter (representing the addition of 20 stores) and higher variable selling costs resulting from our 7.4% increase in comparable store used unit sales.  SG&A per retail unit for the third quarter declined $52 to $2,243, as our comparable store unit sales growth generated overhead leverage.

SG&A expenses increased 8.1% in the first nine months of fiscal 2015.  SG&A for the nine months ended November 30, 2014 was reduced by $20.9 million, which represented our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with certain Toyota vehicles.  Excluding this gain, SG&A expenses for the first nine months of fiscal 2015 increased 10.6% year-over-year.  This increase was primarily due to the growth in our store base, which increased 21%, from 118 used car stores as of the beginning of fiscal 2014 to 143 stores as of November 30, 2014.  Excluding the settlement gain, SG&A per retail unit for the first nine months of the fiscal year rose $11 to $2,155.

Income Taxes.    Our effective income tax rate was 38.3% in both the third quarter and the first nine months of fiscal 2015 versus 38.5% in the third quarter and 38.3% in the first nine months of fiscal 2014.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$152.7	7.6	$138.3	8.1	$450.4	7.8	$409.0	8.4
Interest expense	(24.8)	(1.2)	(22.2)	(1.3)	(71.8)	(1.2)	(67.6)	(1.4)
Total interest margin	127.9	6.4	116.1	6.8	378.6	6.5	341.4	7.0
Provision for loan losses	(24.1)	(1.2)	(19.7)	(1.2)	(60.3)	(1.0)	(49.0)	(1.0)
Total interest margin after
provision for loan losses	103.8	5.2	96.4	5.7	318.3	5.5	292.4	6.0

Other income	―	―	―	―	―	―	0.1	―

Direct expenses:
Payroll and fringe benefit expense	(6.3)	(0.3)	(5.6)	(0.3)	(18.8)	(0.3)	(16.7)	(0.3)
Other direct expenses	(7.8)	(0.4)	(6.9)	(0.4)	(22.6)	(0.4)	(20.5)	(0.4)

Total direct expenses	(14.1)	(0.7)	(12.5)	(0.7)	(41.4)	(0.7)	(37.2)	(0.8)
CarMax Auto Finance income	$89.7	4.5	$83.9	4.9	$276.9	4.8	$255.3	5.2

Total average managed receivables	$8,026.2		$6,805.3		$7,713.6		$6,491.4

(1)Annualized percentage of total average managed receivables.

CAF Origination Information

	Three Months Ended November 30		Nine Months Ended November 30
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
Net loans originated (in millions)	$1,152.6	$960.6	$3,554.3	$3,168.7
Vehicle units financed	58,947	50,326	181,550	164,771
Penetration rate (2)	41.8%	40.6%	41.2%	41.2%
Weighted average contract rate	7.0%	7.0%	7.1%	6.9%
Weighted average credit score (3)	703	703	702	703
Weighted average loan-to-value (LTV) (4)	94.8%	93.9%	94.1%	93.7%
Weighted average term (in months)	65.3	65.2	65.3	65.5

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

CAF income increased 6.9% in the third quarter and 8.4% in the first nine months of fiscal 2015.  In both periods, the improvement resulted from the growth in CAF’s average managed receivables, partially offset by a lower total interest margin rate.

CAF’s average managed receivables increased 17.9% in the third quarter and 18.8% in the first nine months of fiscal 2015, driven by the rise in CAF loan originations in recent years.  Net loans originated increased 20.0% to $1.15 billion in the third quarter and 12.2% to $3.55 billion in the first nine months of the year.  The growth in net originations was similar to the increase in used vehicle sales.

In January 2014, CAF launched a test to originate loans for customers who typically would be financed by our third-party subprime providers.  We plan to originate approximately $70 million of loans in this test, and as of November 30, 2014, we had originated $56.7 million.  We expect the loans originated in this test will have higher loss and delinquency rates compared with the remainder of the CAF portfolio.  The test is being funded separately from our current portfolio and is not included in our current securitization program.

The effect of the increase in managed receivables on CAF income was partially offset by a lower total interest margin rate.  The interest margin reflects the spread between interest and fees charged to consumers and our funding costs.  The interest margin declined to 6.4% of average managed receivables in the third quarter and 6.5% of average managed receivables in the first nine months of fiscal 2015, from 6.8% and 7.0%, respectively, in the comparable prior year periods.  The current weighted average contract rate on loan originations is below that experienced in recent years, largely reflecting competitive conditions and continued low funding costs.  Changes in the interest margin on new originations affect CAF income over time as these loans come to represent an increasing percentage of managed receivables.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressure on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses is the periodic expense of maintaining an adequate allowance for loan losses.  The provision for loan losses as a percentage of average managed receivables was comparable to the respective prior period in both the third quarter and the first nine months of fiscal 2015, reflecting both overall stability in the credit quality of originations during the last three years and a relatively consistent economic environment.

Allowance for Loan Losses

Three Months Ended November 30	Nine Months Ended November 30

(In millions)	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
Balance as of beginning of period	$77.8	0.99	$65.9	0.99	$69.9	0.97	$57.3	0.97
Charge-offs	(43.8)		(36.3)		(112.7)		(94.5)
Recoveries	22.3		18.6		62.9		56.1
Provision for loan losses	24.1		19.7		60.3		49.0
Balance as of end of period	$80.4	0.98	$67.9	0.98	$80.4	0.98	$67.9	0.98

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

Past Due Account Information

	As of November 30		As of February 28
(In millions)	2014	2013	2014	2013
Accounts 31+ days past due	$251.0	$201.1	$185.2	$154.2
Ending managed receivables	$8,186.5	$6,919.0	$7,184.4	$5,933.3
Past due accounts as a percentage of ending
managed receivables	3.07%	2.91%	2.58%	2.60%

Credit Loss Information

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2014	2013	2014	2013
Net credit losses on managed receivables	$21.5	$17.7	$49.8	$38.4
Total average managed receivables	$8,026.2	$6,805.3	$7,713.6	$6,491.4
Annualized net credit losses as a percentage of
total average managed receivables	1.07%	1.04%	0.86%	0.79%
Average recovery rate	51.9%	53.4%	54.7%	56.0%

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

We currently plan to open the following stores within 12 months from November 30, 2014:

Location	Television Market	Market Status	Planned Opening Date
Warrensville Heights, Ohio	Cleveland	New	Q4 Fiscal 2015

Brooklyn Park, Minnesota	Minneapolis/St Paul	New	Q1 Fiscal 2016
Sicklerville, New Jersey	Philadelphia	Existing	Q1 Fiscal 2016
Gainesville, Florida	Gainesville	New	Q1 Fiscal 2016
Cranston, Rhode Island	Providence	Existing	Q2 Fiscal 2016
Parker, Colorado	Denver	Existing	Q2 Fiscal 2016
Loveland, Colorado	Denver	Existing	Q2 Fiscal 2016
Tallahassee, Florida	Tallahassee	New	Q2 Fiscal 2016
Richmond, Texas	Houston	Existing	Q2 Fiscal 2016
Gaithersburg, Maryland (1)	Washington/Baltimore	Existing	Q3 Fiscal 2016
Maplewood, Minnesota	Minneapolis/St Paul	Existing	Q3 Fiscal 2016

 (1) Represents a store relocation being made in connection with the expiration of the lease on our Rockville, Maryland, store.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Our primary ongoing cash requirements are to fund our existing operations, new store expansion (including capital expenditures and inventory purchases) and CAF.  Since fiscal 2013, we have also elected to use cash to repurchase stock as part of our share repurchase program.  As a result of these activities, over the last two years, we have reduced the cash and cash equivalents we hold and, during the third quarter of fiscal 2015, increased our borrowings.  Our primary ongoing sources of liquidity include existing cash balances, funds generated through operations, proceeds from securitization transactions or other funding arrangements, borrowings under our revolving credit facility or through other sources.

Operating Activities.  During the first nine months of the fiscal year, net cash used in operating activities totaled $784.6 million in fiscal 2015 versus $493.1 million in fiscal 2014.  These amounts include increases in auto loan receivables of $1.05 billion in both periods.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  Excluding the increases in auto loan receivables, net cash provided by operating activities would have been  $266.1 million in the first nine months of fiscal 2015 versus $552.2 million in the first nine months of fiscal 2014, with the lower current year amount primarily driven by increases in inventory.

For the nine-months ending November 30, 2014, total inventory increased $323.2 million, or 19.7%, compared to $38.5 million, or 2.5%, for the first nine months of fiscal 2014.  This increase primarily reflected a combination of factors, including an intentional build in inventories during the third quarter, a greater number of new store openings and below-target inventories at the start of the fiscal year.  We built inventories during the third quarter of fiscal 2015 to better position us to take advantage of seasonal sales opportunities in late December and during the upcoming tax refund season.  At the start of fiscal 2015, inventory levels were somewhat below target due to disruptions in reconditioning activities caused by unusually severe weather.

Investing Activities.  During the first nine months of the fiscal year, net cash used in investing activities totaled $266.2 million in fiscal 2015 compared with $228.7 million in fiscal 2014.  Capital expenditures were $238.9 million in fiscal 2015 versus $212.9 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings and store construction costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in any given year may relate to stores that we plan to open in subsequent fiscal years.  After ramping store growth in recent years, our store opening pace has become more consistent, with 13 stores opened in fiscal 2014, 13 stores planned for fiscal 2015, and 10 to 15 stores planned for each of the following 2 fiscal years.  Capital spending will vary from quarter to quarter, given variations in real estate costs in different markets, as well as variations in the timing of real estate acquisition and construction activity.

Historically, capital expenditures have been funded with internally generated funds, debt and sale-leaseback transactions.  No sale-leasebacks have been completed since fiscal 2009.

As of November 30, 2014, we owned 86 and leased 57 of our 143 used car locations.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $612.8 million in fiscal 2015 compared with $937.2 million in fiscal 2014.  Included in these amounts were net increases in total non-recourse notes payable of $932.0 million and $1.11 billion, respectively, which were used to provide the financing for the majority of the increases of $1.05 billion in auto loan receivables in both periods.  Also included were proceeds from the $300 million floating rate term loan we entered into during the third quarter of fiscal 2015.  During the first nine months of the fiscal year, cash provided by financing activities was reduced by $688.6 million of stock repurchases and retirements in fiscal 2015, versus $196.7 million in fiscal 2014.

Total Debt and Cash and Cash Equivalents

	As of November 30	As of February 28
(In thousands)	2014	2014
Borrowings under revolving credit facility	$2,574	$582
Long-term debt	300,000	―
Finance and capital lease obligations	332,686	334,384
Non-recourse notes payable	8,180,433	7,248,444
Total debt	$8,815,693	$7,583,410
Cash and cash equivalents	$189,880	$627,901

During the third quarter of fiscal 2015, we increased the capacity of our unsecured revolving credit facility by $300 million to a total of $1.0 billion.  This facility expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 10 for additional information on the revolving credit facility agreement.

The credit facility agreement contains representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

During the third quarter of fiscal 2015, we entered into a $300 million floating rate term loan, due in November 2017.  See Note 10 for additional information on the term loan.

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

The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the securitized auto loan receivables.    The current portion of the non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of November 30, 2014, $7.22 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through  May 2021, but may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2015, we completed three term securitizations, funding a total of $3.15 billion of auto loan receivables.

As of November 30, 2014, $959.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  During the first nine months of fiscal 2015, we increased the combined limit of our warehouse facilities by an additional $500 million.  As of November 30, 2014, the combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.34 billion.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2015 and $800 million will expire in July 2015.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.    See Notes 2 and 10 for additional information on the warehouse facilities.

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

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  On April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1.0 billion of our common stock, expiring on December 31, 2015.  On October 22, 2014, we announced that they had authorized the repurchase of up to an additional $2.0 billion of common stock, expiring on December 31, 2016.

During the nine months ended November 30, 2014, we repurchased 14,101,539 shares of common stock at an average purchase price of $49.80 per share.  During the nine months ended November 30, 2013, we repurchased 4,305,293 shares of common stock at an average purchase price of $43.69 per share. As of November 30, 2014, $2.58 billion was available for repurchase under the authorization, of which $579.8 million expires on December 31, 2015, and $2.0 billion expires on December 31, 2016.  Amounts reported as the repurchase and retirement of common stock on our statement of cash flows may reflect timing differences in trade and settlement dates on stock repurchase transactions occurring at the end of a reporting period.

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 40 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investor.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock.  On April 4, 2014, we announced that they had authorized the repurchase of up to an additional $1 billion of our common stock expiring on December 31, 2015.  On October 22, 2014, we announced that they had authorized the repurchase of up to an additional $2 billion of our common stock expiring on December 31, 2016.  During the nine months ended November 30, 2014, we exhausted the initial $800 million authorization and, as of November 30, 2014, $2,579.8 million was available for repurchase under the remaining authorizations.    Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2015.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

September 1-30, 2014	1,367,230	$50.92	1,367,230	$837,386,555
October 1-31, 2014	1,926,420	$48.45	1,926,420	$2,744,057,304
November 1-30, 2014	2,941,149	$55.84	2,941,149	$2,579,827,034
Total	6,234,799		6,234,799

Item 5.Other Information

On January 6, 2015, we entered into a severance agreement with each of Thomas J. Folliard, President and Chief Executive Officer; Thomas W. Reedy, Executive Vice President and Chief Financial Officer; William D. Nash, Executive Vice President, Human Resources and Administrative Services; William C. Wood, Executive Vice President, Stores; and Eric M. Margolin, Senior Vice President, General Counsel and Corporate Secretary (the “Severance Agreements”). These Severance Agreements replaced the previously outstanding employment agreement with Mr. Folliard and severance agreements with each of the other executive officers.  None of the Severance Agreements provide a guaranteed term of employment.

Under the terms of the Severance Agreements, the Compensation and Personnel Committee (the “Committee”) of our Board of Directors establishes and approves each executive officer’s annual base salary, which cannot be less than the minimum base salary set forth in each agreement unless across-the-board reductions in salary are implemented for all of our senior officers. Additionally, the Committee approves the performance measures and payment amounts that determine each executive officer’s annual incentive bonus under our bonus plan.

The Severance Agreements contain restrictive covenants relating to confidential information, non-competition and non-solicitation of our associates. They provide further that each of the executive officers is eligible to participate in our Stock Incentive Plan and to participate in all other incentive, compensation, benefit and similar plans available to our other executive officers.

Each Severance Agreement also provides for payments and other benefits in certain circumstances involving a termination of employment, including a termination of employment in connection with a change-in-control. Payments in connection with a change-in-control are subject to a “double trigger”; that is, the executive is not entitled to payment unless there is both a change-in-control and the executive is subsequently terminated without cause (or resigns for good reason).

The Severance Agreements remain in effect during the term of the executive officer’s employment with us. This summary is qualified by the terms of the Severance Agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.Exhibits

10.1First Amendment, dated October 30, 2014, to the Credit Agreement among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed herewith.

10.2CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed herewith.

10.3CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and William D. Nash, filed herewith.

10.4CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Thomas W. Reedy, filed herewith.

10.5CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and William C. Wood, filed herewith.

10.6CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed herewith.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 8, 2015

EXHIBIT INDEX

10.1First Amendment, dated October 30, 2014, to the Credit Agreement among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed herewith.

10.2CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed herewith.

10.3CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and William D. Nash, filed herewith.

10.4CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Thomas W. Reedy, filed herewith.

10.5CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and William C. Wood, filed herewith.

10.6CarMax, Inc. Severance Agreement, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed herewith.

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