Form 10-K
period 2015-02-28
CARMAX INC
filed 2015-04-24
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 29, 2014, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $11,355,302,700.

On March 31, 2015, there were 207,930,356 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2015 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.

FORM 10-K

FOR FISCAL YEAR ENDED FEBRUARY 28, 2015

PART I

In this document, “we,” “our,” “us,” “CarMax” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•	Our projected future sales growth, comparable store sales growth, margins, earnings, CarMax Auto Finance income and earnings per share.

•	Our expectations of factors that could affect CarMax Auto Finance income.

•	Our expected future expenditures, cash needs and financing sources.

•	The projected number, timing and cost of new store openings.

•	Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.

•	Our sales and marketing plans.

•	The capabilities of our proprietary information technology systems and other systems.

•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.

•	Our assessment of competitors and potential competitors.

•	Our expectations for growth in our markets and in the used vehicle retail sector.

•	Our assessment of the effect of recent legislation and accounting pronouncements.

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

Item 1.  Business.

BUSINESS OVERVIEW

CarMax Background

CarMax, Inc. seeks to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  Our strategy is to revolutionize the used auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers.  By focusing on customer service, associate development and efficient execution, we have become the nation’s largest retailer of used cars, selling 582,282 used vehicles at retail during the fiscal year ended February 28, 2015.  In addition, we are one of the nation’s largest operators of wholesale vehicle auctions and one of the nation’s largest providers of used vehicle financing.

CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2015, we operated 144 used car stores in 73 metropolitan markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.

CarMax Business

We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides vehicle financing through CarMax stores.

CarMax Sales Operations.    Our CarMax Sales Operations segment sells used vehicles, purchases used vehicles from customers and other sources, sells related products and services, and arranges financing options for customers, all for fixed, no-haggle prices. We enable our customers to separately evaluate each component of the sales process based on comprehensive information about the terms and associated prices of each component. Customers can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer.

Purchasing a Vehicle:

The vehicle purchase process in a CarMax store differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for items at other “big-box” retailers.  In addition, our sales consultants are generally paid commissions on a fixed dollars-per-unit standard, thereby earning the same commission regardless of the vehicle being sold, the amount a customer finances or the related interest rate. This pay structure aligns our sales associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates, or steering customers to vehicles with higher gross profits.

We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass a comprehensive inspection before being offered for sale.  We stand behind every used vehicle we sell with a 5-day, money-back guarantee and at least a 30-day limited warranty.

We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory of more than 60,000 vehicles as of February 28, 2015, available for viewing on our website, carmax.com, as well as our mobile apps.  Upon request by a customer, we will transfer virtually any used vehicle in this inventory to a local store.  This allows a single CarMax store to offer access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2015, 31% of our vehicles sold were transferred at customer request.

In addition to retailing used vehicles, we sell new vehicles at four locations under franchise agreements with three new car manufacturers.  In fiscal 2015, new vehicles comprised 1% of our total retail vehicle unit sales.

Selling us a Vehicle:

We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a customer’s vehicle free of charge and make a written, guaranteed offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  This no-haggle offer is good for seven days.

Based on their age, mileage or condition, fewer than half of the vehicles acquired through our in-store appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.    As of February 28, 2015, we conducted wholesale auctions at 62 of our 144 stores.  During fiscal 2015, we sold 376,186 wholesale vehicles through these on-site auctions in fiscal 2015 with an average auction sales rate of 97%.

Financing a Vehicle:

The availability of on-the-spot financing is a critical component of the vehicle purchase process, and having an array of finance sources increases approvals, expands finance opportunities for our customers and mitigates risk to

CarMax.  Our finance program provides access to credit for customers across a wide range of the credit spectrum through both CAF and third-party providers.  We believe that our processes and systems, transparency of pricing, and vehicle quality, as well as the integrity of the information collected at the time the customer applies for credit, allow CAF and our third-party providers to make underwriting decisions in a unique and advantageous environment distinct from the traditional auto retail environment.  All finance offers, whether from CAF or our third-party providers, are backed by a 3‑day payoff option, which allows customers to refinance their loan with another finance provider within three business days at no charge.

Related Products and Services:

We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs, helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2015, more than 60% of the customers who purchased a retail vehicle also purchased an ESP and more than 25% purchased GAP.

CarMax Auto Finance.    CAF provides financing solely to customers of CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide customers with a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.2% of our retail vehicle unit sales in fiscal 2015.

CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.  As of February 28, 2015, CAF serviced approximately 619,000 customer accounts in its $8.46 billion portfolio of managed receivables.

Competition

CarMax Sales Operations. The U.S. used car marketplace is highly fragmented and competitive.  According to industry sources, as of December 31, 2014, there were approximately 18,000 franchised automotive dealerships, which sell both new and used vehicles.  In addition, used vehicles were sold by more than 35,000 independent used vehicle dealers, as well as millions of private individuals.  Our primary retail competitors are franchised auto dealers, who sell the majority of late-model used vehicles.  Competition in our industry is increasingly affected by the use of Internet-based marketing and other Internet-based tools for both consumers and the dealers with whom we compete.

Based on industry data, there were approximately 39 million used cars sold in the U.S. in calendar 2014, of which approximately 21 million were estimated to be 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2014 we sold approximately 5% of the age 0- to 10-year old vehicles sold in the markets for which we operate, and less than 3% of the age 0- to 10-year old vehicles sold nationwide.

We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available on site and via carmax.com and our mobile apps; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; and the locations of our retail stores.  In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.

Our wholesale auctions compete with other automotive auction houses.  In contrast to the highly fragmented used vehicle retail market, the automotive auction market has two primary competitors, Manheim, a subsidiary of Cox Enterprises, and KAR Auction Services, Inc., who together represent an estimated 70% of the North American wholesale car auction market.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles.

CarMax Auto Finance. CAF operates in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented nearly $900 billion in outstanding receivables as of December 31, 2014.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.  For loans originated during the calendar quarter ended December 31, 2014, industry sources ranked CAF 7th in market share for used vehicle loans and 14th in market share for all vehicle loans.

We believe that CAF’s principal competitive advantage is its strategic position as the primary finance source in CarMax stores and that CAF’s primary driver for growth is the growth in CarMax’s retail unit sales.  We periodically test different credit offers, and closely monitor acceptance rates and the effect on sales to assess market competitiveness.  We also monitor 3-day payoffs, as the percentage of customers exercising this option can be an indication of the competitiveness of our rates.

Products and Services

Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old and generally range in price from $12,000 to $34,000.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences.

Wholesale Auctions.  The typical vehicle sold at our wholesale auctions is approximately 10 years old and has more than 100,000 miles.  We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.  Our auctions are generally held on a weekly or bi-weekly basis.

Extended Protection Plans.  At the time of sale, we offer customers EPP products.  We sell these plans on behalf of unrelated third parties, who are the primary obligors, and in return receive commission income.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  All EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.

Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process designed to make sure every car meets our standards before it can become a CarMax Quality Certified vehicle.  This process includes a comprehensive CarMax Quality Inspection of the engine and all major systems.  Based on this inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards.  Many of our stores depend upon nearby, typically larger, CarMax stores for reconditioning, which increases efficiency and reduces overhead.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, we engage third parties specializing in those services

In addition, all CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell.

Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2015, our third-party finance providers included Santander Consumer USA, Wells Fargo Dealer Services, Exeter Finance Corp, Capital One Auto Finance, Ally Financial Inc., American Credit Acceptance and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged with third-party providers and periodically test additional third-party providers.

All credit applications submitted by customers at CarMax stores are initially reviewed by CAF.   Applications that are declined or conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who pay us a fee as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees paid by Tier 2 providers and paid to Tier 3 providers are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  As part of our previously disclosed loan origination test, CAF currently provides financing for a small percentage of customers who would typically be financed by a Tier 3 provider.

We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.

Suppliers for Used Vehicles

We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, as well as through other sources, including local, regional and online auctions. We also, to a lesser extent, acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.

The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used car trade-ins, and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 250 million light vehicles in operation in the U.S. as of December 31, 2014.  During calendar year 2014, more than 16 million new cars and 39 million used cars were sold at retail, many of which were accompanied by trade-ins, and more than 9 million vehicles were sold at wholesale auctions.

Based on the large number of vehicles remarketed each year, consumer acceptance of our in-store appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.

Seasonality

Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

Systems

~~Our stores are supported by proprietary information systems that improve the customer experience while providing tightly integrated automation of all operating functions, including our credit processing information system.  Our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.~~

Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  Leveraging our more than twenty years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that take into account factors that include sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally more than 99% of our entire used car inventory offered at retail is sold at retail.

Marketing and Advertising

Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  We implement these strategies through both traditional and digital methods, including social media.  Our carmax.com website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to initiate part of the shopping and sales process online.  The website and mobile apps also include a variety of other customer service features including initiation of vehicle transfers and scheduling appointments.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Our survey data indicates that during fiscal 2015, approximately 89% of customers who purchased a vehicle from us had first visited us online.

Associates

On February 28, 2015, we had a total of 22,064 full- and part-time associates, including 16,049 hourly and salaried associates and 6,015 sales associates, who worked on a commission basis.  We employ additional associates during peak selling seasons.  We believe we have created a unique corporate culture and maintain good employee relations.  No associate is subject to a collective bargaining agreement.  We focus on developing our associates and providing them with the information and resources they need to offer exceptional customer service and have been recognized for the success of our efforts by a number of external organizations.

Intellectual Property

Our brand image is a critical element of our business strategy.  Our principal trademarks, including CarMax and the related family of marks, have been registered with the U.S. Patent and Trademark Office.

Laws and Regulations

Vehicle Dealer and Other Laws and Regulations.    We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, including dealer, service, sales and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws, privacy laws and state franchise laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, all of which are subject to enforcement by the federal Consumer Financial Protection Bureau or Federal Trade Commission, as well as state and local motor vehicle finance, collection, repossession and installment finance laws.

Claims arising out of actual or alleged violations of law could be asserted against us by individuals or governmental authorities and could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.

Environmental Laws and Regulations.  We are subject to a variety of federal, state and local laws and regulations that pertain to the environment.  Our business involves the use, handling and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints and other substances.  We are subject to compliance with regulations concerning, among other things, the operation of underground and above-ground gasoline storage tanks, gasoline dispensing equipment, above-ground oil tanks and automotive paint booths.

Financial Information

For financial information on our segments, see Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

Availability of Reports and Other Information

The following items are available free of charge through the “Corporate Governance” link on our investor information home page at investors.carmax.com, shortly after we file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, and the charters of the Audit, Nominating and Governance, and Compensation and Personnel Committees.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct on our website.  The contents of our website are not, however, part of this report.

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

Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers, as well as millions of private individuals.   Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers in particular, including publicly-traded auto retailers, have increased their sales of used vehicles in recent years.  These new car dealers also leverage their franchise relationships with automotive manufacturers to brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.

Some of our competitors have announced plans for rapid expansion, including into markets with CarMax locations and some of them have begun to execute those plans.  Some of our competitors have also replicated or attempted to replicate portions of the consumer offer that we pioneered when we opened our first used car store in 1993, including our use of low, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us.

The increasing use of the Internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  The increasing online availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. In addition, our competitive standing is affected by companies, including search engines and online classified sites, that are not direct competitors but that may direct on-line traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax otherwise to market its vehicles online.

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

In addition to the direct competition and increasing use of the Internet described above, there are companies that sell software solutions to new and used car dealers to enable those dealers to, among other things, more efficiently source and price inventory.  Although these companies do not compete with CarMax, the increasing use of such products by dealers who compete with CarMax could reduce the relative competitive advantage of CarMax’s internally developed proprietary systems.

If any of these trends continue, they could have a material adverse effect on our business, sales and results of operations.

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

Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering low, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles and superior customer service is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation and could involve, among other things, our sales process, our provision of financing, our reconditioning process, or our treatment of customers.  Even the perception of a decrease in the quality of our brand could impact results.

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

Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion, could adversely affect sales, operating strategies and store growth.  Although we have financed recent geographic expansion primarily with internally generated cash flows, there can be no assurance that we will continue to generate sufficient cash flows to fund growth.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our geographic expansion.

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

Our revolving credit facility, term loan and certain securitization and sale-leaseback agreements contain covenants and performance triggers.  Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on third-party providers to supply EPP products to our customers. Accordingly, our sales and results of operations are partially dependent on the actions of these third-parties.

We sell EPP products on behalf of unrelated third-parties, who are the primary obligors, and in return we receive commission income. The third-parties that provide ESPs are CNA National Warranty Corporation and The Warranty Group. The third-party that provides GAP products is Safe-Guard Products International LLC. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

Our success depends upon the continued contributions of our more than 22,000 associates.

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

We collect, process and retain sensitive and confidential customer information in the normal course of business and may share that information with our third-party service providers.  This information includes the information customers provide when purchasing a vehicle and applying for vehicle financing.  We also collect, process and retain sensitive and confidential associate information in the normal course of business and may share that information with our third-party service providers.  Although we have taken measures designed to safeguard such information and have received assurances from our third-party providers, our facilities and systems, and those of third-party providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks which were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business, and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.

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

We source a significant percentage of our vehicles though our appraisal process and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  It could also force us to purchase a greater percentage of our inventory from third-party auctions, which is generally less profitable for CarMax.  Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third-party websites driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.  Our ability to source vehicles from third-party auctions could be affected by an increase in the number of closed auctions that are open only to new car dealers who have franchise relationships with automotive manufacturers.

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

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations.  For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) regulates, among other things, the provision of consumer financing.  The Dodd-Frank Act established a new federal agency, the Consumer

Financial Protection Bureau (“CFPB”), with broad regulatory powers over consumer financial products and activities.  In September 2014, the CFPB proposed to extend its supervisory authority to large nonbank auto finance companies, including CarMax.  We expect that the CFPB will seek to conduct supervisory examinations of nonbank auto finance companies like CarMax to ensure compliance with various federal consumer protection laws.  The evolving regulatory environment in the wake of the continued implementation of the Dodd-Frank Act and the expansion of the CFPB’s authority may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.

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

The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  The expansion of our store base also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 22,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

If we are forced to curtail or stop growth it could have a material adverse effect on our business and results of operations.

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

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence that have recently accelerated in frequency and scope.  Recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.

Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of CarMax’s assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain.  These policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our retail vehicle operations in two basic formats – production and non-production stores.  Production stores are those locations at which vehicle reconditioning is performed.  Production stores have more service bays and require additional space for work-in-process inventory and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production store on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some stores that are constructed to accommodate reconditioning activities may initially be operated as non-production stores until we expand our presence in that market.  As of February 28, 2015, we operated 79 production stores and 65 non-production stores.  Production stores are generally on 10 to 25 acres, but a few range from 25 to 35 acres, and non-production stores are generally on 4 to 12 acres.

After a period of testing, we recently announced our plan to incorporate small format stores into our future store opening plans.  These stores are located in smaller markets or areas where the sales opportunity is below that of mid-sized and large markets, and they are generally located on 3 to 7 acres, although small format stores with production capabilities may be somewhat larger.  As of February 28, 2015, we had 6 small format stores.

As of February 28, 2015, we operated 62 wholesale auctions, most of which were located at production stores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.  As of February 28, 2015, we also operated one new car store, which was located adjacent to our used car store in Laurel, Maryland.  Our remaining three new car franchises are operated as part of our used car stores.

Used Car Stores as of February 28, 2015

Total
Alabama	3
Arizona	3
California	18
Colorado	3
Connecticut	2
Delaware	1
Florida	13
Georgia	8
Illinois	6
Indiana	2
Iowa	1
Kansas	2
Kentucky	2
Louisiana	1
Maryland	6
Massachusetts	1
Mississippi	2
Missouri	3
Nebraska	1
Nevada	3
New Mexico	1
New York	1
North Carolina	9
Ohio	5
Oklahoma	2
Oregon	2
Pennsylvania	3
South Carolina	3
Tennessee	7
Texas	14
Utah	1
Virginia	10
Washington	1
Wisconsin	4
Total	144

As of February 28, 2015, we leased 57 of our 144 used car stores, our new car store and our CAF office building in Atlanta, Georgia.  We owned the remaining 87 used car stores currently in operation.  We also owned our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion

Since opening our first used car store in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2015, we operated 144 used car stores in 73 U.S. markets, which covered approximately 61% of the U.S. population.  We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.  We currently plan to open between 13 and 16 stores in each of the next three fiscal years.  In fiscal 2016, we plan to open 14 new stores and relocate one store whose lease is expiring.

For additional details on our future expansion plans, see “Fiscal 2016 Planned Store Openings,” included in Part II, Item 7, of this Form 10-K.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration.  The California Court of Appeal determined that Plaintiffs' Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis.  CarMax appealed this decision on March 9, 2015 by filing a petition for review with the California Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

None.

Executive Officers of the Registrant

The following table identifies our executive officers as of February 28, 2015.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2015.

Name	Age	Office
Thomas J. Folliard………………….………….…	50	President, Chief Executive Officer and Director
William D. Nash………………………..….……..	45	Executive Vice President, Human Resources and Administrative Services
Thomas W. Reedy……………………….…..…..	50	Executive Vice President and Chief Financial Officer
William C. Wood, Jr.……………….……..……..	48	Executive Vice President, Stores
Jon G. Daniels………………….……..………….	43	Senior Vice President, CarMax Auto Finance
Edwin J. Hill……………………....……………..	55	Senior Vice President, Strategy and Business Transformation
James Lyski………………….……..…………….	52	Senior Vice President and Chief Marketing Officer
Eric M. Margolin………………….……..……….	61	Senior Vice President, General Counsel and Corporate Secretary
Shamim Mohammad………………….……..……	46	Senior Vice President and Chief Information Officer

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

Mr. Reedy joined CarMax in 2003 as its vice president and treasurer and, in January 2010, was promoted to senior vice president, finance.  In October 2010, Mr. Reedy was promoted to senior vice president and chief financial officer.  In March 2012, he was promoted to executive vice president and chief financial officer.  Prior to joining CarMax, Mr. Reedy was vice president, corporate development and treasurer of Gateway, Inc.

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

Mr. Daniels joined CarMax in 2008 as vice president, risk and analytics.  In 2014, he was promoted to senior vice president, CarMax Auto Finance.  Prior to joining CarMax, Mr. Daniels served as Group Director, Credit Risk Management of HSBC and Vice President of Metris.

Mr. Hill joined CarMax in 1995 as director of service operations and, in 2001, was promoted to vice president of service operations, a position he held until 2010, when he was promoted to senior vice president of service operations.  In 2013, Mr. Hill was promoted to senior vice president, strategy and transformation.  Prior to joining CarMax, Mr. Hill was vice president of advanced programs at Reveo, Inc. and vice president of operations at Hypres.

Mr. Lyski joined CarMax in August 2014 as Chief Marketing Officer and Senior Vice President.  Prior to joining CarMax, he served as chief marketing officer of The Scotts Miracle-Gro Company from 2011 to 2014 and as chief marketing officer at Nationwide Mutual Insurance Company from 2006 to 2010. In addition, Mr. Lyski has held marketing leadership positions at Cigna Healthcare Inc. and FedEx Corporation.

Mr. Margolin joined CarMax in 2007 as senior vice president, general counsel and corporate secretary.  Prior to joining CarMax, he was senior vice president, general counsel and corporate secretary with Advance Auto Parts, Inc. and vice president, general counsel and corporate secretary with Tire Kingdom, Inc.

Mr. Mohammad joined CarMax in 2012 as Vice President of Application Development and IT Planning. In 2014 he was promoted to Senior Vice President and Chief Information Officer. Prior to joining CarMax, Mr. Mohammad was vice president of information technology at BJ’s Wholesale Club from 2006 to 2012 and held various positions at Blockbuster and TravelCLICK.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2015, there were 208,869,688 shares of CarMax common stock outstanding and we had approximately 4,100 shareholders of record.  As of that date, there were no preferred shares outstanding.

The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2015
High	$49.68	$53.70	$57.28	$68.71
Low	$42.54	$43.80	$43.27	$55.86

Fiscal 2014
High	$48.86	$50.00	$52.47	$53.08
Low	$38.13	$42.21	$45.91	$43.90

We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to fund our existing operations, capital expenditures and share repurchase program.

During the fourth quarter of fiscal 2015, we sold no CarMax equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2015.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)

December 1-31, 2014	1,714,282	$59.22	1,714,282	$2,478,034,222
January 1-31, 2015	1,087,039	$63.81	1,087,039	$2,408,945,235
February 1-28, 2015	608,169	$65.25	608,169	$2,369,263,123
Total	3,409,490		3,409,490

(1)

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock which was exhausted in fiscal 2015. In fiscal 2015, our board of directors authorized the repurchase of up to an additional $3.0 billion of our common stock of which $1 billion expires on December 31, 2015, and $2 billion expires on December 31, 2016.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph

The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2010, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2010	2011	2012	2013	2014	2015
CarMax	$100.00	$175.19	$152.01	$190.24	$239.87	$332.39
S&P 500 Index	$100.00	$122.57	$128.85	$146.20	$183.29	$211.71
S&P 500 Retailing Index	$100.00	$123.27	$141.51	$174.03	$233.78	$282.84

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY15	FY14	FY13	FY12	FY11
Income statement information
Used vehicle sales	$11,674.5	$10,306.3	$8,747.0	$7,826.9	$7,210.0
Wholesale vehicle sales	2,049.1	1,823.4	1,759.6	1,721.6	1,301.7
Net sales and operating revenues	14,268.7	12,574.3	10,962.8	10,003.6	8,975.6
Gross profit	1,887.5	1,648.7	1,464.4	1,378.8	1,301.2
CarMax Auto Finance income	367.3	336.2	299.3	262.2	220.0
Selling, general and administrative expenses	1,257.7	1,155.2	1,031.0	940.8	878.8
Net earnings	597.4	492.6	434.3	413.8	377.5
Share and per share information
Weighted average diluted shares outstanding	218.7	227.6	231.8	230.7	227.6
Diluted net earnings per share	$2.73	$2.16	$1.87	$1.79	$1.65
Balance sheet information
Auto loan receivables, net	$8,435.5	$7,147.8	$5,895.9	$4,959.8	$4,320.6
Total assets	13,198.2	11,707.2	9,888.6	8,331.5	7,125.5
Total current liabilities	997.2	875.5	684.2	646.3	522.7
Total notes payable and other debt:
Non-recourse notes payable	8,470.6	7,248.4	5,855.1	4,684.1	4,013.6
Other	638.6	334.9	354.0	368.7	381.2
Unit sales information
Used vehicle units sold	582,282	526,929	447,728	408,080	396,181
Wholesale vehicle units sold	376,186	342,576	324,779	316,649	263,061
Per unit information
Used vehicle gross profit	$2,179	$2,171	$2,170	$2,177	$2,156
Wholesale vehicle gross profit	970	916	949	953	908
SG&A per retail unit	2,128	2,161	2,263	2,263	2,173
Percent changes in
Comparable store used vehicle unit sales	4.4%	12.2%	5.4%	1.3%	9.8%
Total used vehicle unit sales	10.5	17.7	9.7	3.0	10.9
Wholesale vehicle unit sales	9.8	5.5	2.6	20.4	33.3
Other year-end information
Used car stores	144	131	118	108	103
Associates	22,064	20,171	18,111	16,460	15,565

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

OVERVIEW

See Part 1. Item 1 for a detailed description and discussion of the company’s business.

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

CarMax Sales Operations

Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.    GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  We focus on addressing the major sources of customer dissatisfaction with traditional auto retailers while maximizing operating efficiencies.  We offer low, no‑haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service.

Our customers finance the majority of the retail vehicles purchased from us, and the availability of on-the-spot financing is a critical component of the sales process.  We provide financing to qualified retail customers through CAF and our arrangements with several industry-leading third-party finance providers.  All of the finance offers, whether by CAF or our third-party providers, are backed by a 3‑day payoff option.

As of February 28, 2015, we operated 144 used car stores in 73 markets, covering 47 mid-sized markets, 20 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 62 used car stores and we operated four new car franchises.

CarMax Auto Finance

In addition to third-party financing providers, we provide vehicle financing through CAF, which offers financing solely to our customers in our stores.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.2% of our retail vehicle unit sales in fiscal 2015.  As of February 28, 2015, CAF serviced approximately 619,000 customer accounts in its $8.46 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability

During fiscal 2015, net sales and operating revenues increased 13.5%, net earnings grew 21.3%  and net earnings per share increased 26.4%.  These year-over-year comparisons benefited from the receipt of proceeds in a class action lawsuit in fiscal 2015 and a correction to our accounting related to cancellation reserves for EPP products in fiscal 2014.  Excluding these items, fiscal 2015 net earnings grew 15.9% and net earnings per share increased 20.3%.

Our primary source of revenue and net income is the retail sale of used vehicles.  During fiscal 2015, we sold 582,282 used cars, representing 98.5% of the total 591,149 vehicles we sold at retail, 81.8% of our net sales and operating revenues and 67.2% of our gross profit.  Used vehicle unit sales grew 10.5%, including a 4.4% increase in comparable store used units and sales from newer stores not yet included in the comparable store base.

Wholesale sales are also a significant contributor to our revenues and net income.  During fiscal 2015, we sold 376,186 wholesale vehicles, representing 14.4% of our net sales and operating revenues and 19.3% of our gross profit.  Wholesale vehicle unit sales grew 9.8%, reflecting improved appraisal traffic and the growth in our store base.

During fiscal 2015, other sales and revenues, which include commissions earned on the sale of EPP products, service department sales and net third-party finance fees, increased 31.2%.  Excluding the prior year’s EPP cancellation reserve correction, other sales and revenues grew 21.0%, primarily due to the growth in retail unit sales.  These items represented 13.1% of our gross profit.

Income from our CAF segment totaled $367.3 million in fiscal 2015, up 9.3% compared with fiscal 2014.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.

Liquidity

Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other sources.  During fiscal 2015, liquidity was primarily provided by $1.22 billion in net issuances of non-recourse notes payable, $627.9 million of cash and cash equivalents on hand at the start of the year, a $300 million term loan and $254.1 million of adjusted net cash provided by operations, a non-GAAP measure.  This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 17.5 million common shares repurchased under our share repurchase program and our store growth.

In fiscal 2015, net cash used in operating activities totaled $968.1 million, while net cash provided by operating activities excluding the increase in securitized auto loan receivables equaled $254.1 million.  When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been securitized with non-recourse notes payable, which are separately reflected as cash provided by financing activities. For a reconciliation of adjusted net cash provided by operations to net cash used in operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION - Liquidity and Capital Resources.”

Future Outlook

Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience and hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms.

We are still in the midst of the national rollout of our retail concept, and as of February 28, 2015, we had used car stores located in markets that comprised approximately 61% of the U.S. population.  We opened 10 stores in fiscal 2013, 13 stores in fiscal 2014 and 13 stores in fiscal 2015.  We currently plan to open between 13 and 16 stores in each of the next three fiscal years.  In fiscal 2016, we plan to open 14 new stores and relocate one store whose lease is expiring.  See “Fiscal 2016 Planned Store Openings” included elsewhere in MD&A for a detailed list of fiscal 2016 planned store openings.

See “Risk Factors,” included in Part I. Item 1A of this Form 10-K for additional information about risks and uncertainties facing our Company.

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

We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of ESP and GAP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $9.4 million as of February 28, 2015.  See Note 8 for additional information on cancellation reserves.

Customers applying for financing who are not approved by CAF may be evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

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

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available carrybacks, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 28, 2015, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales and Operating Revenues

	Years Ended February 28
(In millions)	2015	Change	2014	Change	2013
Used vehicle sales	$11,674.5	13.3%	$10,306.3	17.8%	$8,747.0
New vehicle sales	240.0	13.2%	212.0	2.1%	207.7
Wholesale vehicle sales	2,049.1	12.4%	1,823.4	3.6%	1,759.6
Other sales and revenues:
Extended service plan revenues	255.7	22.4%	208.9	3.0%	202.9
Service department sales	113.1	6.3%	106.4	4.6%	101.8
Third-party finance fees, net	(63.7)	23.0%	(82.8)	(47.6)%	(56.1)
Total other sales and revenues	305.1	31.2%	232.6	(6.4)%	248.6
Total net sales and operating revenues	$14,268.7	13.5%	$12,574.3	14.7%	$10,962.8

Unit Sales

	Years Ended February 28
	2015	2014	2013
Used vehicles	582,282	526,929	447,728
New vehicles	8,867	7,761	7,855
Wholesale vehicles	376,186	342,576	324,779

Average Selling Prices

	Years Ended February 28
	2015	2014	2013
Used vehicles	$19,897	$19,408	$19,351
New vehicles	$26,959	$27,205	$26,316
Wholesale vehicles	$5,273	$5,160	$5,268

Comparable Store Used Vehicle Sales Changes

	Years Ended February 28
	2015	2014	2013
Used vehicle units	4.4%	12.2%	5.4%
Used vehicle dollars	7.0%	12.4%	7.5%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

Vehicle Sales Changes

	Years Ended February 28
	2015	2014	2013
Used vehicle units	10.5%	17.7%	9.7%
Used vehicle revenues	13.3%	17.8%	11.8%

Wholesale vehicle units	9.8%	5.5%	2.6%
Wholesale vehicle revenues	12.4%	3.6%	2.2%

Change in Used Car Store Base

	Years Ended February 28
	2015	2014	2013
Used car stores, beginning of year	131	118	108
Store openings	13	13	10
Used car stores, end of year	144	131	118

The fiscal 2015 store openings included 10 stores in 9 new markets (1 store each in Rochester, New York; Dothan, Alabama; Spokane, Washington; Madison, Wisconsin; Lynchburg, Virginia; Tupelo, Mississippi; Reno, Nevada; and Cleveland, Ohio; and 2 stores in Portland, Oregon) and 3 stores in existing markets (Harrisburg/Lancaster, Pennsylvania; Dallas, Texas; and Raleigh, North Carolina).  The Dothan, Lynchburg, and Tupelo stores are small format stores.

In recent years, we have tested small format stores, which generally are located in smaller markets where the sales opportunity is below that of mid-sized and large markets.  While these stores are anticipated to sell fewer vehicles compared with our stores in larger markets, they have a smaller footprint, employ fewer associates and have less overhead compared with other CarMax stores.  Based on performance in our test stores, we are incorporating additional small format stores into our future store opening plans.

Used Vehicle Sales

Fiscal 2015 Versus Fiscal 2014.  The 13.3% increase in used vehicle revenues in fiscal 2015 resulted from a 10.5% increase in used unit sales and a 2.5% increase in average retail vehicle selling price.  The increase in used unit sales included a 4.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth reflected improved customer traffic, as well as improved conversion.  Our data indicates that in our markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 5% in calendar 2014.

The increase in average retail vehicle selling price primarily reflected changes in our sales mix, with an increased mix of 0-to 4-year old vehicles in fiscal 2015.  From 2008 through 2012, new car industry sales were at rates significantly below pre-recession levels, which affected the overall supply and acquisition costs of late-model used vehicles.  As the supply of later-model used vehicles has gradually improved, our inventory mix has shifted accordingly.

Fiscal 2014 Versus Fiscal 2013.  The 17.8% increase in used vehicle revenues in fiscal 2014 resulted from a corresponding increase in used unit sales.  The increase in unit sales included a 12.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit growth was primarily driven by improved conversion, as well as a modest increase in store traffic.  We believe the strong conversion reflected continued improvements in execution in our stores and an attractive credit environment experienced during fiscal 2014.  Our data indicates that in our markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 16% in fiscal 2014.

Wholesale Vehicle Sales

Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

Fiscal 2015 Versus Fiscal 2014.    The 12.4% increase in wholesale vehicle revenues in fiscal 2015 resulted from a 9.8% increase in wholesale unit sales and a 2.2%  increase in average wholesale vehicle selling price.  The wholesale unit growth reflected both an increase in the appraisal buy rate and the growth in our store base.

Fiscal 2014 Versus Fiscal 2013.  The 3.6% increase in wholesale vehicle revenues in fiscal 2014 resulted from a 5.5% increase in wholesale unit sales, partially offset by a 2.1% reduction in average wholesale vehicle selling price.  The wholesale unit growth primarily reflected the growth in our store base, as well as an increase in the appraisal buy rate.  However, we experienced a reduced mix of wholesale vehicles in our appraisal traffic that partially offset the benefit of our store growth and increased buy rate.

Other Sales and Revenues

Other sales and revenues include commissions on the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), service department sales and net third-party finance fees.    The fixed, per-vehicle fees that we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers.

During fiscal 2014, we corrected our accounting related to cancellation reserves for ESP and GAP, with resulting increases in reserves related to activity for fiscal 2014, fiscal 2013 and fiscal 2012.  The portion related to fiscal 2013 and fiscal 2012 was $19.5 million, or $0.05 per share.  In the following discussions, where indicated, year-over-year comparisons exclude the portion of the correction that related to earlier fiscal years.

Fiscal 2015 Versus Fiscal 2014.  Excluding the prior year’s EPP cancellation reserve correction, other sales and revenues grew 21.0% in fiscal 2015.  EPP revenue grew 11.9% excluding the prior year’s cancellation reserve correction,  largely reflecting the increase in our retail unit sales.  Net third-party finance fees improved 23.0% primarily due to a mix shift among providers, including an increase in the percentage of our retail unit sales financed by the Tier 2 providers and a reduction in the percentage financed by the Tier 3 providers.  The percentage of retail vehicles financed by Tier 3 providers, combined with those financed under the previously announced CAF loan origination test, was 15.6% in fiscal 2015 compared with 18.8% in fiscal 2014.

Fiscal 2014 Versus Fiscal 2013.  Excluding the EPP cancellation reserve correction, other sales and revenues increased 1.4% in fiscal 2014.  EPP revenue grew 12.6% excluding the cancellation reserve correction, reflecting the increase in our retail unit sales and a higher EPP penetration rate, partially offset by higher estimated cancellation reserve rates.  The $26.7 million decrease in net third-party finance fees was driven by a mix shift among providers, including an increase in the percentage of our retail unit sales financed by Tier 3 providers to 18.8% in fiscal 2014 versus 15.9% in fiscal 2013.  Throughout fiscal 2013 and for most of fiscal 2014, the volume and share of financing originated by the Tier 3 providers increased on a year-over-year basis, as these providers made more attractive offers to customers.  In the fourth quarter of fiscal 2014, however, the Tier 3  providers moderated their credit offerings, and as a result, their share of financings for the fourth quarter was flat with fiscal 2013.

Gross Profit

	Years Ended February 28
(In millions)	2015	Change	2014	Change	2013
Used vehicle gross profit	$1,268.5	10.9%	$1,143.9	17.7%	$971.5
New vehicle gross profit	6.0	33.8%	4.5	(9.5)%	5.0
Wholesale vehicle gross profit	364.9	16.3%	313.9	1.9%	308.1
Other gross profit	248.1	33.1%	186.5	3.7%	179.8
Total	$1,887.5	14.5%	$1,648.7	12.6%	$1,464.4

Gross Profit per Unit

	Years Ended February 28
	2015		2014		2013
	$ per unit (1)	%(2)	$ per unit (1)	%(2)	$ per unit (1)	%(2)
Used vehicle gross profit	$2,179	10.9	$2,171	11.1	$2,170	11.1
New vehicle gross profit	$676	2.5	$577	2.1	$630	2.4
Wholesale vehicle gross profit	$970	17.8	$916	17.2	$949	17.5
Other gross profit	$420	81.3	$349	80.2	$395	72.3
Total gross profit	$3,193	13.2	$3,083	13.1	$3,214	13.4

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
(2)	Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit

We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its anticipated probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and the pace of our inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit.

We systematically mark down individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include changes in our vehicle reconditioning costs, changes in the percentage of vehicles sourced directly from consumers through our appraisal process and changes in the wholesale pricing environment.  Vehicles purchased directly from consumers typically generate more gross profit per unit compared with vehicles purchased at auction or through other channels.

Fiscal 2015 Versus Fiscal 2014.  The 10.9% increase in used vehicle gross profit in fiscal 2015 was driven by the corresponding increase in used unit sales.  Used vehicle gross profit per unit remained consistent.

Fiscal 2014 Versus Fiscal 2013.  The 17.7% increase in used vehicle gross profit in fiscal 2014 was driven by the corresponding increase in used unit sales.  Used vehicle gross profit per unit remained consistent.

Wholesale Vehicle Gross Profit

Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as the continued strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.  Our ability to adjust appraisal offers in response to the wholesale pricing environment is a key factor that influences wholesale gross profit.

Fiscal 2015 Versus Fiscal 2014.  The 16.3% increase in wholesale vehicle gross profit in fiscal 2015 reflected the combination of the 9.8% increase in wholesale unit sales with a  5.9%  increase in wholesale gross profit per unit.

Fiscal 2014 Versus Fiscal 2013.  The 1.9% increase in wholesale vehicle gross profit in fiscal 2014 reflected the 5.5% increase in wholesale unit sales partially offset by a 3.5% reduction in wholesale gross profit per unit.

Other Gross Profit

Other gross profit includes profits related to EPP revenues, net third-party finance fees and service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers. Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

The fiscal 2014 correction in accounting for EPP cancellation reserves reduced fiscal 2014 other gross profit by $19.5 million related to activity for fiscal 2013 and fiscal 2012.

Fiscal 2015 Versus Fiscal 2014.   Excluding the prior year’s EPP cancellation reserve correction, other gross profit increased 20.5% in fiscal 2015, consistent with the changes in other sales and revenues discussed above.

Fiscal 2014 Versus Fiscal 2013.  Excluding the EPP cancellation reserve correction, other gross profit increased 14.6% in fiscal 2014.  This change reflected the net effects of the 12.6% increase in EPP revenues excluding the cancellation reserve correction, the $26.7 million decrease in net third-party finance fees and higher service department gross profits.  The $27.3 million increase in fiscal 2014 service department gross profit primarily reflected increases in gross profit associated with used vehicle reconditioning, which benefited from strong used unit sales growth and the resulting leverage of service overhead costs.

Impact of Inflation

Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, increases in average vehicle selling prices benefit CAF income, to the extent the average amount financed also increases.

In the years following the recession, we experienced a period of appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of late-model used vehicles in the market.  This reduced supply was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods.  The higher wholesale values increased both our vehicle acquisition costs and our used vehicle average selling prices, which climbed from $16,291 in fiscal 2009 to $19,897 in fiscal 2015.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Years Ended February 28
(In millions except per unit data)	2015	Change	2014	Change	2013
Compensation and benefits (1)	$730.4	11.2%	$656.7	12.9%	$581.9
Store occupancy costs	243.5	12.3	216.8	8.5	199.9
Advertising expense	122.8	9.4	112.2	5.6	106.3
Other overhead costs (2)	161.0	(5.0)	169.5	18.6	142.9
Total SG&A expenses	$1,257.7	8.9%	$1,155.2	12.0%	$1,031.0
SG&A per retail unit	$2,128	$(33)	$2,161	$(102)	$2,263

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.
(2)

Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses. Costs for fiscal 2015 were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

Fiscal 2015 Versus Fiscal 2014.  SG&A expenses for fiscal 2015 were reduced by $20.9 million, or $0.06 per share, which represented our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with certain Toyota vehicles.  Excluding this gain, SG&A expenses grew 10.7% in fiscal 2015.  This increase reflected the combination of several factors, including the 10% increase in our store base during fiscal 2015 (representing the addition of 13 stores),  higher variable selling costs resulting from the 4.4% increase in comparable store used unit sales, and an $11.5 million increase in share-based compensation expense, which was influenced by the 39% increase in the per share price of our common stock from February 28, 2014 to February 28, 2015.    Excluding the settlement gain, SG&A per retail unit was $2,163 in fiscal 2015, similar to the fiscal 2014 level.

Fiscal 2014 Versus Fiscal 2013.  The 12.0% increase in SG&A expense in fiscal 2014 reflected the 11%  increase in our store base (representing the addition of 13 stores) and higher variable selling costs resulting from the 12.2% increase in comparable store used unit sales.  SG&A costs were also affected by the increase in the rate of our store openings, from 10 stores in fiscal 2013 to 13 stores in fiscal 2014.  SG&A per retail unit declined as our comparable store used unit sales growth generated overhead leverage.

Interest Expense

Fiscal 2015 Versus Fiscal 2014.  Interest expense declined to $24.5 million in fiscal 2015 versus $30.8 million in fiscal 2014.  During fiscal 2015, we capitalized $8.9 million in interest costs associated with construction costs of certain facilities.  Excluding the capitalized interest costs, the year-over-year increase in interest expense primarily reflected interest expense on a $300 million term loan entered into in November 2014.

Fiscal 2014 Versus Fiscal 2013.  Interest expense declined to $30.8 million in fiscal 2014 versus $32.4 million in fiscal 2013.  In both years, the interest related primarily to our outstanding finance and capital lease obligations.

Income Taxes

The effective income tax rate was 38.4% in fiscal 2015, 38.2% in fiscal 2014 and 38.1% in fiscal 2013.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.    CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period.    Trends in portfolio losses and delinquencies are affected by changes in our origination strategies over time, as well as current economic conditions.  Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Because we recognize CAF income over the life of the underlying auto loan, loans originated in a given fiscal period generally do not have a significant effect on that period’s financial results.

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

Components of CAF Income

	Years Ended February 28
(In millions)	2015	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$604.9	7.7	$548.0	8.3	$495.3	9.2
Interest expense	(96.6)	(1.2)	(90.0)	(1.4)	(95.1)	(1.8)
Total interest margin	508.3	6.5	458.0	6.9	400.2	7.4
Provision for loan losses	(82.3)	(1.0)	(72.2)	(1.1)	(56.2)	(1.0)
Total interest margin after
provision for loan losses	426.0	5.4	385.8	5.8	344.0	6.4

Other income	―	―	0.1	―	―	―
Total direct expenses	(58.7)	(0.7)	(49.7)	(0.8)	(44.7)	(0.8)
CarMax Auto Finance income	$367.3	4.7	$336.2	5.1	$299.3	5.6

Total average managed receivables	$7,859.9		$6,629.5		$5,385.5

(1)	Percent of total average managed receivables.

Fiscal 2015 Versus Fiscal 2014.  The 9.3% increase in CAF income resulted from the growth in CAF’s average managed receivables, partially offset by a lower total interest margin as a percent of average managed receivables.  Average managed receivables grew 18.6% to $7.86 billion in fiscal 2015.

Total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of total average managed receivables to 6.5% in fiscal 2015 from 6.9% in fiscal 2014.  This reflected the combination of (i) a gradual decline in the average contract rate charged on new loan originations in recent years with (ii) an increase in our average funding costs for more recent securitizations.  Changes in the interest margin on new originations affect CAF income over time as these loans come to represent an increasing percentage of managed receivables.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

Fiscal 2014 Versus Fiscal 2013.  The 12.3% increase in CAF income resulted from the growth in CAF’s managed receivables, partially offset by a lower total interest margin rate.  Average managed receivables grew 23.1% to $6.63 billion in fiscal 2014.

Total interest margin declined to 6.9% in fiscal 2014 from 7.4% in fiscal 2013.  A strategic decision made in mid-fiscal 2013 to provide more competitive finance offers contributed to both the decline in the weighted average contract rate on loan originations to 7.0% in fiscal 2014 from 7.9% in fiscal 2013, and to the decline in total interest margin.

CAF Origination  Information

	Years Ended February 28 (1)
	2015	2014	2013
Net loans originated (in millions)	$4,727.8	$4,183.9	$3,445.3
Vehicle units financed	243,264	218,706	179,525
Penetration rate (2)	41.2%	40.9%	39.4%
Weighted average contract rate	7.1%	7.0%	7.9%
Weighted average credit score (3)	701	702	696
Weighted average loan-to-value (LTV) (4)	94.2	93.7	94.8
Weighted average term (in months)	65.4	65.4	65.9

(1)	All information relates to loans originated net of 3-day payoffs and vehicle returns.
(2)	Vehicle units financed as a percentage of total retail units sold.
(3)

The credit scores represent FICO scores, and reflect only receivables with obligors that have a FICO score at the time of application.  The FICO score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO score at the time of application.  FICO scores are not a significant factor in our primary scoring model which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.

(4)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

Net loans originated in fiscal 2015 increased 13.0%, primarily reflecting the 13.3% growth in our retail vehicle revenues.  The increase in CAF’s penetration rate in fiscal 2015 included the effect of an increase in loans originated in the CAF loan origination test.

Net loans originated in fiscal 2014 increased 21.4%, reflecting both the 17.5% growth in our retail vehicle revenues and an increase in CAF’s penetration rate, which benefited from favorable responses to the change in our credit offers.

Loan Origination Test.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our Tier 3 finance providers.  Through February 28, 2015, net loans originated in this test totaled $72.2 million, of which $63.1 million were originated in fiscal 2015.  Because the loans in this test have higher loss and delinquency rates than the aggregate of the current CAF portfolio, they also have higher contract rates.  The test is being funded separately from the remainder of CAF’s portfolio and is not included in our current securitization program.  We currently plan to extend this test at a similar rate of originations while continuing to evaluate the performance of these loans.

Allowance for Loan Losses

	Years Ended February 28
(In millions)	2015	% (1)	2014	% (1)
Balance as of beginning of year	$69.9	0.97	$57.3	0.97
Charge-offs	(155.9)		(134.3)
Recoveries	85.4		74.7
Provision for loan losses	82.3		72.2
Balance as of end of year	$81.7	0.97	$69.9	0.97

(1)	Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months. The 16.9% increase in the dollar amount of the allowance for loan losses as of February 28, 2015 compared with a year earlier largely reflected the growth in managed receivables.  The allowance for loan losses as a percent of managed receivables remained consistent as of February 28, 2015, and February 28, 2014.

Loan Performance Information

	Years Ended February 28
(In millions)	2015	2014	2013
Net credit losses on managed receivables	$70.5	$59.6	$42.2
Total average managed receivables	$7,859.9	$6,629.5	$5,385.5
Net credit losses as a percentage of total average
managed receivables	0.90%	0.90%	0.78%
Total ending managed receivables	$8,458.7	$7,184.4	$5,933.3
Past due accounts as a percentage of ending
managed receivables	2.62%	2.58%	2.60%
Average recovery rate	54.2%	55.2%	58.4%

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

We plan to open between 13 and 16 stores in each of the next three fiscal years.  In fiscal 2016, we plan to open 14 new stores and relocate one store whose lease is expiring.  In fiscal 2016, we also plan to remodel approximately 15 older stores.  We currently estimate capital expenditures will total approximately $360 million in fiscal 2016.

Fiscal 2016  Planned  Store  Openings

Location	Television Market	Market Status	Planned Opening Date
Brooklyn Park, Minnesota (1)	Minneapolis/St Paul	New	Q1 Fiscal 2016
Sicklerville, New Jersey (2)	Philadelphia	Existing	Q1 Fiscal 2016
Gainesville, Florida	Gainesville	New	Q1 Fiscal 2016
Cranston, Rhode Island	Providence	Existing	Q2 Fiscal 2016
Parker, Colorado	Denver	Existing	Q2 Fiscal 2016
Loveland, Colorado	Denver	Existing	Q2 Fiscal 2016
Tallahassee, Florida	Tallahassee	New	Q2 Fiscal 2016
Richmond, Texas	Houston	Existing	Q2 Fiscal 2016
Gaithersburg, Maryland (3)	Washington/Baltimore	Existing	Q3 Fiscal 2016
Maplewood, Minnesota	Minneapolis/St Paul	Existing	Q3 Fiscal 2016
Norwood, Massachusetts	Boston	New	Q4 Fiscal 2016
Danvers, Massachusetts	Boston	Existing	Q4 Fiscal 2016
Bloomington, Illinois	Peoria/Bloomington	New	Q4 Fiscal 2016
Buford, Georgia	Atlanta	Existing	Q4 Fiscal 2016
Westborough, Massachusetts	Boston	Existing	Q4 Fiscal 2016

(1)	Store opened in March 2015
(2)	Store opened in April 2015
(3)	Represents a store relocation being made in connection with the expiration of the lease on our Rockville, Maryland store.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(Y) for information on recent accounting pronouncements applicable to CarMax.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement (including capital expenditures and inventory purchases) and CAF.  Since fiscal 2013, we have also elected to use cash for our share repurchase program.  As a result of these activities, over the last two fiscal years, we have reduced the cash and cash equivalents we hold and, during fiscal 2015, increased our borrowings.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility or through other sources.

Operating Activities.  Net cash used in operating activities of $968.1 million includes increases in auto loan receivables of $1.37 billion in fiscal 2015.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the net cash provided from the issuance of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

Reconciliation of Adjusted Net Cash from Operating Activities

	Years Ended February 28
(In millions)	2015	2014	2013
Net cash used in operating activities	$(968.1)	$(613.2)	$(778.4)
Add: Net issuance of non-recourse notes payable (1)	1,222.2	1,393.4	1,171.0
Adjusted net cash provided by operating activities	$254.1	$780.2	$392.6

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of February 28, 2015, total inventory was $2.09 billion, representing an increase of $445.5 million, or 27.1%, compared with the balance as of the start of the fiscal year.  The increase reflected a combination of factors, including an intentional build in inventories in the fall and winter of 2014 to better position us for seasonal sales opportunities, the 13 new stores opened during fiscal 2015, added inventories to support our comparable store sales growth, and below-target inventories at the start of the fiscal year.

As of February 28, 2014, total inventory was $1.64 billion, representing an increase of $123.6 million, or 8.1%, compared with the balance as of the start of the fiscal year.  The increase reflected the 13 stores opened during fiscal 2014, as well as added inventories to support our comparable store sales growth.  Inventory levels were below target levels as of the end of fiscal 2014, due to disruptions in reconditioning activities caused by unusually severe weather experienced during the fourth quarter of that fiscal year.

Investing Activities.  Net cash used in investing activities totaled $360.7 million in fiscal 2015, $336.7 million in fiscal 2014 and $255.3 million in fiscal 2013.  Investing activities primarily consist of capital expenditures, which totaled $309.8 million in fiscal 2015, $310.3 million in fiscal 2014 and $235.7 million in fiscal 2013.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.  We opened 13 stores in fiscal 2015, 13 stores in fiscal 2014 and 10 stores in fiscal 2013.

As of February 28, 2015, we owned 87 and leased 57 of our 144 used car stores.

Financing Activities.  Net cash provided by financing activities totaled $728.6 million in fiscal 2015, $1.13 billion in fiscal 2014 and $1.04 billion in fiscal 2013.  Included in these amounts were net increases in total non-recourse notes payable of $1.22 billion, $1.39 billion and $1.17 billion, respectively, which were used to provide the financing for the majority of the increases of $1.37 billion, $1.32 billion and $992.2 million, respectively, in auto loan receivables (see Operating Activities).  During fiscal 2015, we received proceeds of $300 million from a floating rate term loan entered into in November 2014.  Net cash provided by financing activities was reduced by stock repurchases of $917.0 million in fiscal 2015, $307.2 million in fiscal 2014 and $203.4 million in fiscal 2013.

Total Debt and Cash and Cash Equivalents

	As of February 28
(In thousands)	2015	2014
Borrowings under revolving credit facility	$10,785	$582
Other long-term debt	300,000	―
Finance and capital lease obligations	327,838	334,384
Non-recourse notes payable	8,470,629	7,248,444
Total debt	$9,109,252	$7,583,410
Cash and cash equivalents	$27,606	$627,901

We have a $1.0 billion unsecured revolving credit facility, which expires in August 2016.  The borrowing capacity under this credit facility was increased by $300 million during fiscal 2015.  Borrowings under this facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 11 for additional information on the revolving credit facility.

In November 2014, we entered into a $300 million floating rate term loan, due November 2017.  See Note 11 for additional information on the term loan.

The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles.  Loans originated in the previously announced CAF loan origination test are being funded using existing working capital, and are not included in our current securitization program.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.  The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of February 28, 2015, $7.48 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through September 2021,  but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During fiscal 2015, we completed four term securitizations, funding a total of $4.15 billion of auto loan receivables.

As of February 28, 2015,  $986.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  During fiscal 2015, we increased the combined limit of our warehouse facilities by an additional $500 million.  As of February 28, 2015, the combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.31 billion.  Of the combined warehouse facility limit, $800 million will expire in July 2015 and $1.5 billion will expire in February 2016.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2(F) and 11 for additional information on the warehouse facilities.

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

We expect that adjusted net cash provided by operations and other funding arrangements, sale-leaseback transactions and borrowings under existing, new or expanded credit facilities will be sufficient to fund CAF, capital expenditures, repurchase of stock and working capital for the foreseeable future.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet our future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.

Beginning in fiscal 2013, our board of directors authorized the repurchase of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion, and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2015, the board had authorized a total of $3.8 billion of repurchases, including $3.0 billion authorized in fiscal 2015.  As of February 28, 2015, $2.37 billion was available for repurchase under the authorizations, of which $369.3 million expires on December 31, 2015, and $2.0 billion expires on December 31, 2016.  See Note 12 for more information on share repurchase activity.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

Contractual Obligations (1)

	As of February 28, 2015
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Short-term debt (2)	$0.8	$0.8	$ ―	$ ―	$ ―	$	―
Long-term debt (2)	310.0	10.0	300.0	―	―		―
Finance and capital leases (3)	351.9	48.5	79.3	66.6	157.5		―
Operating leases (3)	442.7	43.2	81.1	75.6	242.8		―
Purchase obligations (4)	98.3	68.8	19.7	9.8	―		―
Defined benefit retirement plans (5)	94.0	0.5	―	―	―		93.5
Unrecognized tax benefits (6)	19.6	0.7	―	―	―		18.9
Total	$1,317.3	$172.5	$480.1	$152.0	$400.3		$112.4

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
(4)

Includes certain enforceable and legally binding obligations related to real estate purchases and third-party outsourcing services.  Purchase obligations exclude agreements that are cancellable at any time without penalty. See Note 16(C).

(5)

Represents the recognized funded status of our retirement plans, of which $93.5 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2015.  See Note 10.

(6)

Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $18.9 million of these tax benefits could not be estimated as of February 28, 2015.  See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Auto Loan Receivables

As of February 28, 2015 and 2014, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through asset securitization programs that, in turn, issued both fixed- and floating-rate securities.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables.  Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Other receivables are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

Composition of Auto Loan Receivables

	As of February 28
(In millions)	2015	2014
Principal amount of receivables funded through:
Term securitizations	$7,226.5	$6,145.5
Warehouse facilities (1)	986.0	879.0
Other receivables (2)	246.2	159.9
Total	$8,458.7	$7,184.4

(1)

We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market.  The current notional amount of these derivatives was $988.0 million as of February 28, 2015, and $869.0 million as of February 28, 2014.  See Note 5.

(2)	Other receivables include receivables not funded through the warehouse facilities or term securitizations.

Interest Rate Exposure

We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  Substantially all of these borrowings are floating-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2015 net earnings per share by less than $0.01.    We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, the floating rate risk is mitigated by a derivative instrument.

Borrowings under our warehouse facilities are also floating rate debt and are secured by auto loan receivables on which we collect interest at fixed rates.  The receivables are funded through the warehouse facilities until we elect to fund them through a term securitization or alternative funding arrangement.  This floating-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.  Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with the warehouse facilities would have decreased our fiscal 2015 net earnings per share by approximately $0.03.

Other Market Exposures

Our pension plan has interest rate risk related to its projected benefit obligation (PBO).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2015 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2015, a $1.00 change in the company’s stock price would have affected fiscal 2015 net earnings per share by less than $0.01.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2015.

KPMG LLP, the company's independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

THOMAS J. FOLLIARD

PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY

EXECUTIVE VICE PRESIDENT AND

CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CarMax, Inc.:

We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2015. We also have audited the Company’s internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Richmond, Virginia

April 24, 2015

Consolidated Statements of Earnings

	Years Ended February 28
(In thousands except per share data)	2015	% (1)	2014	% (1)	2013	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$11,674,520	81.8	$10,306,256	82.0	$8,746,965	79.8
New vehicle sales	240,004	1.7	212,036	1.7	207,726	1.9
Wholesale vehicle sales	2,049,133	14.4	1,823,425	14.5	1,759,555	16.1
Other sales and revenues	305,059	2.1	232,582	1.8	248,572	2.3
NET SALES AND OPERATING REVENUES	14,268,716	100.0	12,574,299	100.0	10,962,818	100.0
Cost of sales	12,381,189	86.8	10,925,598	86.9	9,498,456	86.6
GROSS PROFIT	1,887,527	13.2	1,648,701	13.1	1,464,362	13.4
CARMAX AUTO FINANCE INCOME	367,294	2.6	336,167	2.7	299,267	2.7
Selling, general and administrative expenses	1,257,725	8.8	1,155,215	9.2	1,031,034	9.4
Interest expense	24,473	0.2	30,834	0.2	32,357	0.3
Other (expense) income	(3,292)	―	(1,497)	―	1,113	―
Earnings before income taxes	969,331	6.8	797,322	6.3	701,351	6.4
Income tax provision	371,973	2.6	304,736	2.4	267,067	2.4
NET EARNINGS	$597,358	4.2	$492,586	3.9	$434,284	4.0

WEIGHTED AVERAGE COMMON SHARES:
Basic	215,617		223,589		228,095
Diluted	218,691		227,584		231,823
NET EARNINGS PER SHARE:
Basic	$2.77		$2.20		$1.90
Diluted	$2.73		$2.16		$1.87

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not equal totals due to rounding.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended February 28
(In thousands)	2015	2014	2013
NET EARNINGS	$597,358	$492,586	$434,284
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	(20,505)	10,764	(9,705)
Net change in cash flow hedge
unrecognized losses	1,385	2,773	12,356
Other comprehensive (loss) income, net of taxes	(19,120)	13,537	2,651
TOTAL COMPREHENSIVE INCOME	$578,238	$506,123	$436,935

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	As of February 28
(In thousands except share data)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,606	$627,901
Restricted cash from collections on auto loan receivables	294,122	259,299
Accounts receivable, net	137,690	79,923
Inventory	2,086,874	1,641,424
Deferred income taxes	8,100	7,866
Other current assets	44,646	26,811
TOTAL CURRENT ASSETS	2,599,038	2,643,224
Auto loan receivables, net	8,435,504	7,147,848
Property and equipment, net	1,862,538	1,652,977
Deferred income taxes	167,638	152,199
Other assets	133,483	110,909
TOTAL ASSETS	$13,198,201	$11,707,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$454,810	$427,492
Accrued expenses and other current liabilities	250,307	202,588
Accrued income taxes	1,554	2,438
Short-term debt	785	582
Current portion of long-term debt	10,000	―
Current portion of finance and capital lease obligations	21,554	18,459
Current portion of non-recourse notes payable	258,163	223,938
TOTAL CURRENT LIABILITIES	997,173	875,497
Long-term debt, excluding current portion	300,000	―
Finance and capital lease obligations, excluding current portion	306,284	315,925
Non-recourse notes payable, excluding current portion	8,212,466	7,024,506
Other liabilities	225,493	174,232
TOTAL LIABILITIES	10,041,416	8,390,160

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
208,869,688 and 221,685,984 shares issued and outstanding
as of February 28, 2015 and 2014, respectively	104,435	110,843
Capital in excess of par value	1,123,520	1,038,209
Accumulated other comprehensive loss	(65,391)	(46,271)
Retained earnings	1,994,221	2,214,216
TOTAL SHAREHOLDERS’ EQUITY	3,156,785	3,316,997
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,198,201	$11,707,157

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

\

	Years Ended February 28
(In thousands)	2015	2014		2013
OPERATING ACTIVITIES:
Net earnings	$597,358		$492,586		$434,284
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	115,173		101,911		95,283
Share-based compensation expense	81,880		66,480		62,112
Provision for loan losses	82,343		72,212		56,168
Provision for cancellation reserves	70,987		76,746		31,667
Deferred income tax (benefit) provision	(4,299)		(17,185)		3,858
Loss on disposition of assets and other	3,852		2,707		1,945

Net (increase) decrease in:
Accounts receivable, net	(57,767)		12,038		(5,527)
Inventory	(445,450)		(123,611)		(425,221)
Other current assets	(16,947)		(3,019)		(3,252)
Auto loan receivables, net	(1,369,999)		(1,324,142)		(992,239)
Other assets	825		(6,754)		(1,722)
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	51,960		117,405		(575)
Other liabilities	(78,046)		(80,537)		(35,222)
NET CASH USED IN OPERATING ACTIVITIES	(968,130)		(613,163)		(778,441)
INVESTING ACTIVITIES:
Capital expenditures	(309,817)		(310,317)		(235,707)
Proceeds from sales of assets	5,869		5,095		―
Increase in restricted cash from collections on
auto loan receivables	(34,823)		(35,012)		(19,973)
Increase in restricted cash in reserve accounts	(16,556)		(10,403)		(13,385)
Release of restricted cash from reserve accounts	6,346		19,202		17,368
Purchases of money market securities, net	(8,604)		(3,661)		(2,139)
Purchases of trading securities	(3,814)		(2,051)		(31,756)
Sales of trading securities	655		466		30,318
NET CASH USED IN INVESTING ACTIVITIES	(360,744)		(336,681)		(255,274)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	203		227		(588)
Proceeds from revolving line of credit and long-term debt	985,000		―		―
Payments on revolving line of credit and long-term debt	(675,000)		―		―
Cash paid for issuance of long-term debt	(1,190)		―		―
Payments on finance and capital lease obligations	(18,243)		(19,596)		(14,083)
Issuances of non-recourse notes payable	7,783,000		6,907,000		5,851,000
Payments on non-recourse notes payable	(6,560,815)		(5,513,646)		(4,679,999)
Repurchase and retirement of common stock	(916,981)		(307,248)		(203,405)
Equity issuances, net	82,463		39,000		63,396
Excess tax benefits from share-based payment arrangements	50,142		22,644		24,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	728,579		1,128,381		1,040,421
(Decrease) increase in cash and cash equivalents	(600,295)		178,537		6,706
Cash and cash equivalents at beginning of year	627,901		449,364		442,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,606		$627,901		$449,364
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$33,043		$30,991		$32,601
Cash paid for income taxes	$346,865		$287,000		$244,337
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$3,698		$11,468		$(1,211)
Increase in finance and capital lease obligations	$11,697	$	―	$	―

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
BALANCE AS OF FEBRUARY 29, 2012	227,119	$113,559	$877,493	$1,744,519	$(62,459)	$2,673,112
Net earnings	―	―	―	434,284	―	434,284
Other comprehensive income	―	―	―	―	2,651	2,651
Share-based compensation expense	―	―	37,294	―	―	37,294
Repurchases of common stock	(5,762)	(2,881)	(24,066)	(185,031)	―	(211,978)
Exercise of common stock options	4,016	2,008	69,737	―	―	71,745
Stock incentive plans:
Shares issued	791	395	155	―	―	550
Shares cancelled	(258)	(128)	(8,221)	―	―	(8,349)
Tax effect from the exercise of
common stock options	―	―	19,858	―	―	19,858
BALANCE AS OF FEBRUARY 28, 2013	225,906	112,953	972,250	1,993,772	(59,808)	3,019,167
Net earnings	―	―	―	492,586	―	492,586
Other comprehensive income	―	―	―	―	13,537	13,537
Share-based compensation expense	―	―	36,429	―	―	36,429
Repurchases of common stock	(6,860)	(3,430)	(30,566)	(272,142)	―	(306,138)
Exercise of common stock options	2,337	1,168	43,977	―	―	45,145
Stock incentive plans:
Shares issued	453	227	273	―	―	500
Shares cancelled	(150)	(75)	(6,071)	―	―	(6,146)
Tax effect from the exercise of
common stock options	―	―	21,917	―	―	21,917
BALANCE AS OF FEBRUARY 28, 2014	221,686	110,843	1,038,209	2,214,216	(46,271)	3,316,997
Net earnings	―	―	―	597,358	―	597,358
Other comprehensive loss	―	―	―	―	(19,120)	(19,120)
Share-based compensation expense	―	―	43,341	―	―	43,341
Repurchases of common stock	(17,511)	(8,756)	(86,933)	(817,353)	―	(913,042)
Exercise of common stock options	4,390	2,195	87,616	―	―	89,811
Stock incentive plans:
Shares issued	461	231	(231)	―	―	―
Shares cancelled	(156)	(78)	(7,268)	―	―	(7,346)
Tax effect from the exercise of
common stock options	―	―	48,786	―	―	48,786
BALANCE AS OF FEBRUARY 28, 2015	208,870	$104,435	$1,123,520	$1,994,221	$(65,391)	$3,156,785

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

We seek to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At select locations we also sell new vehicles under franchise agreements.

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

(B)  Cash and Cash Equivalents

Cash equivalents of approximately $48,000 as of February 28, 2015, and $607.0 million as of February 28, 2014, consisted of highly liquid investments with original maturities of three months or less.

(C)  Restricted Cash from Collections on Auto Loan Receivables

Cash equivalents totaling $294.1 million as of February 28, 2015, and $259.3 million as of February 28, 2014, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

(D)  Marketable Securities

The Company classifies its marketable securities as trading.  These securities consisted primarily of mutual funds reported at fair value with unrealized gains and losses reflected as a component of other expense.  Marketable securities as of February 28, 2015 and 2014 pertain to the Company's restricted investments held in a rabbi trust.  Proceeds from the sales of marketable securities were $0.7 million and $0.5 million in fiscal 2015 and 2014, respectively.  Realized and unrealized gains of $0.2 million and $0 were recognized during fiscal 2015 and fiscal 2014, respectively.

(E)  Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F)  Securitizations

We maintain a revolving securitization program composed of two warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to one of two wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables.

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

(K)  Other Assets

Goodwill and Intangible Assets. Goodwill and other intangibles had a carrying value of $10.1 million as of February 28, 2015 and February 28, 2014.  We review goodwill and intangible assets for impairment annually or when circumstances indicate the carrying amount may not be recoverable.  No impairment of goodwill or intangible assets resulted from our annual impairment tests in fiscal 2015, 2014 or 2013.

Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $42.7 million as of February 28, 2015, and $32.5 million as of February 28, 2014.

Restricted Investments.  Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $52.4 million as of February 28, 2015 and $40.2 million as of February 28, 2014.

(L)  Finance Lease Obligations

We generally account for sale-leaseback transactions as financings.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as finance lease obligations.  Depreciation is recognized on the assets over their estimated useful lives, generally 25 years.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  In the event the leases are modified or extended beyond the original lease term, the related finance lease obligation is increased based on the present value of the revised future minimum lease payments on the date of the modification, with a corresponding increase to the net carrying amount of the assets subject to these transactions.  See Notes 11 and 15 for additional information on finance lease obligations.

(M)  Accrued Expenses

As of February 28, 2015 and February 28, 2014, accrued expenses and other current liabilities included accrued compensation and benefits of $148.4 million and $120.7 million, respectively; loss reserves for general liability and workers’ compensation insurance of $36.7 million and $29.7 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

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

We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of other current liabilities with the remaining amount recognized in other liabilities.  See Note 8 for additional information on cancellation reserves.

Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

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

(S)  Advertising Expenses

Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $124.3 million in fiscal 2015, $114.6 million in fiscal 2014 and $108.2 million in fiscal 2013.

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

(Y)  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to liabilities (FASB ASU 2013-04), which amends the guidance in former FASB ASC Topic 405.  The amendments provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  We adopted this pronouncement for our fiscal year beginning March 1, 2014,  and there was no effect on our consolidated financial statements.

In July 2013, the FASB issued an accounting pronouncement (FASB ASU 2013-11) related to income taxes (FASB ASC Topic 740), which provides guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists.  Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  We adopted this pronouncement for our fiscal year beginning March 1, 2014, and there was no effect on our consolidated financial statements.

In April 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-8) related to discontinued operations (FASB ASC Topic 205).  The standard raises the threshold for disposals to qualify as a discontinued operation by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results.  The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of discontinued operations. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We will adopt this pronouncement for our fiscal year beginning March 1, 2015.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers.  This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized.  The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  We will adopt the provisions of ASC Topic 606 for our fiscal year beginning March 1, 2017, and are currently evaluating the effect on our consolidated financial statements.

In January 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-1) related to the disclosure requirements for extraordinary items (FASB ASC Subtopic 225-20). The standard eliminates the concept of extraordinary items on the income statement.   This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We will adopt this pronouncement for our fiscal year beginning March 1, 2016.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In February 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-2) related to the elimination of guidance which has allowed entities with interests in certain investment funds to follow earlier consolidation guidance and makes changes to both the variable interest model and the voting model (FASB ASC 810).  This standard will require all entities to re-evaluate consolidation conclusions regarding variable interest entities.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  We will adopt this pronouncement for our fiscal year beginning March 1, 2016, and are currently evaluating the impact on our consolidated financial statements.

In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-3) related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30).  This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required.  We will adopt this pronouncement for our fiscal year beginning March 1, 2016.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-5) which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB ASC Subtopic 350-40).    If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. This pronouncement is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015.

We will adopt this pronouncement for our fiscal year beginning March 1, 2016.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3.CarMax Auto Finance

CAF provides financing to qualified retail customers purchasing vehicles at CarMax stores.  CAF provides us the opportunity to capture additional profits,  cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF's performance and make operating decisions including resource allocation.

We typically use securitizations to fund loans originated by CAF, as discussed in Note 2(F).  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.  In addition, except for auto loan receivables, which are disclosed in Note 4, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

Components of CAF Income

	Years Ended February 28
(In millions)	2015	% (1)	2014	% (1)	2013	% (1)
Interest margin:
Interest and fee income	$604.9	7.7	$548.0	8.3	$495.3	9.2
Interest expense	(96.6)	(1.2)	(90.0)	(1.4)	(95.1)	(1.8)
Total interest margin	508.3	6.5	458.0	6.9	400.2	7.4
Provision for loan losses	(82.3)	(1.0)	(72.2)	(1.1)	(56.2)	(1.0)
Total interest margin after
provision for loan losses	426.0	5.4	385.8	5.8	344.0	6.4

Other income	―	―	0.1	―	―	―

Direct expenses:
Payroll and fringe benefit expense	(25.3)	(0.3)	(22.6)	(0.3)	(21.2)	(0.4)
Other direct expenses	(33.4)	(0.4)	(27.1)	(0.4)	(23.5)	(0.4)

Total direct expenses	(58.7)	(0.7)	(49.7)	(0.8)	(44.7)	(0.8)
CarMax Auto Finance income	$367.3	4.7	$336.2	5.1	$299.3	5.6

Total average managed receivables	$7,859.9		$6,629.5		$5,385.5

 (1)    Percent of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $8.47 billion as of February 28, 2015, and $7.25 billion as of February 28, 2014.  See Notes 2(F) and 11 for additional information on securitizations and non-recourse notes payable.

Auto Loans Receivable, Net

	As of February 28
(In millions)	2015	2014
Warehouse facilities	$986.0	$879.0
Term securitizations	7,226.5	6,145.5
Other receivables (1)	246.2	159.9
Total ending managed receivables	8,458.7	7,184.4
Accrued interest and fees	31.2	26.3
Other	27.3	7.0
Less allowance for loan losses	(81.7)	(69.9)
Auto loan receivables, net	$8,435.5	$7,147.8

 (1)Other receivables includes receivables not funded through the warehouse facilities or term securitizations.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk.  We obtain credit histories and other credit data that includes information such as number, age, type of and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers assigned a grade of “A” are determined to have the highest probability of repayment, and customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loan receivables on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of February 28
(In millions)	2015 (1)	% (2)	2014 (1)	% (2)
A	$4,135.6	48.9	$3,506.0	48.8
B	3,055.3	36.1	2,658.5	37.0
C and other	1,267.8	15.0	1,019.9	14.2
Total ending managed receivables	$8,458.7	100.0	$7,184.4	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.
(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28
(In millions)	2015	% (1)	2014	% (1)
Balance as of beginning of year	$69.9	0.97	$57.3	0.97
Charge-offs	(155.9)		(134.3)
Recoveries	85.4		74.7
Provision for loan losses	82.3		72.2
Balance as of end of year	$81.7	0.97	$69.9	0.97

(1)Percent of total ending managed receivables.

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

Past Due Receivables

	As of February 28
(In millions)	2015	% (1)	2014	% (1)
Total ending managed receivables	$8,458.7	100.0	$7,184.4	100.0

Delinquent loans:
31-60 days past due	$152.1	1.8	$126.6	1.8
61-90 days past due	52.5	0.6	42.6	0.6
Greater than 90 days past due	16.8	0.2	16.0	0.2
Total past due	$221.4	2.6	$185.2	2.6

(1)Percent of total ending managed receivables.

5.Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives.    We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing and future issuances of floating-rate debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations.  We enter into derivative instruments to manage exposures that arise from business activities that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. In December 2014, we entered into an interest rate derivative contract related to the closing of a $300 million floating rate term loan to manage exposure to variable interest rates associated with the term loan, as further discussed at Note 11.

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

Designated Cash Flow Hedges – Securitizations.  Our objectives in using interest rate derivatives in conjunction with our securitization program are to add stability to CAF’s interest expense, to manage our exposure to interest rate movements and to better match funding costs to the interest received on the receivables being securitized.  To accomplish these objectives, we primarily use interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market.

For these derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”) and is subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  Amounts reported in AOCL related to these derivatives will be reclassified to CAF income as interest expense is incurred on our future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $10.1 million will be reclassified as a decrease to CAF income.

In addition, in fiscal 2015 we issued floating rate notes in one term securitization.  To manage our exposure to interest rate movements, we entered into an interest rate swap that involved the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the estimated life of the note.  This derivative is designated and qualifies as a cash flow hedge.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  The hedge was fully effective in fiscal 2015 and changes in the fair value were recorded in AOCL.

Designated Cash Flow Hedge – Other Debt.  Our objective in using an interest rate derivative for our term loan is to manage our exposure to interest rate movements.  To accomplish this objective, we use an interest rate swap that involves the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the loan without exchange of the underlying notional amount.  This derivative instrument, issued in fiscal 2015, is designated and qualifies as a cash flow hedge, where the effective portion of the changes in the fair value is recorded in AOCL.  The ineffective portion of the change in fair value is recognized in current income.  There was no ineffectiveness recognized related to this derivative in fiscal 2015.

As of February 28, 2015 and 2014, we had interest rate swaps outstanding with a combined notional amount of $1,403.0 million and $869.0 million, respectively that were designated as cash flow hedges of interest rate risk.

As of February 28, 2015 and 2014, all derivatives were designated as accounting hedges.

Fair Values of Derivative Instruments

	As of February 28
	2015			2014
(In thousands)	Assets	Liabilities		Assets		Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$1,201	$	―	$	―	$	―
Interest rate swaps (2)	―		(1,064)		―		(1,351)
Total derivatives designated as accounting hedges	1,201		(1,064)		―		(1,351)
Total	$1,201		$(1,064)	$	―		$(1,351)

 (1)Reported in other current assets on the consolidated balance sheets.

(2)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

		Years Ended February 28
(In thousands)		2015		2014		2013
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)		$(5,847)		$(5,286)		$(6,691)
Loss reclassified from AOCL into CAF income (1)		$(8,118)		$(9,872)		$(12,981)
Gain recognized in CAF income (2)	$	―		$76	$	―

Derivatives not designated as accounting hedges:
Loss recognized in CAF income (3)	$	―	$	―		$(2)

(1)	Represents the effective portion.
(2)	Represents the ineffective portion.
(3)	Represents the loss on interest rate swaps, the net periodic settlements and accrued interest.

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

Derivative Instruments.  The fair values of our derivative instruments are included in either other current assets or accounts payable.  As described in Note 5, as part of our risk management strategy, we utilize derivative instruments to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables as well as to manage exposure to variable interest rates on our term loan.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2015
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$43,250	$	―		$43,250
Mutual fund investments		9,242		―		9,242
Derivative instruments		―		1,201		1,201
Total assets at fair value		$52,492		$1,201		$53,693

Percent of total assets at fair value		97.8%		2.2%		100.0%
Percent of total assets		0.4%		―	%	0.4%

Liabilities:
Derivative instruments	$	―		$(1,064)		$(1,064)
Total liabilities at fair value	$	―		$(1,064)		$(1,064)

Percent of total liabilities		― %		―	%	― %

	As of February 28, 2014
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$641,622	$	―		$641,622
Mutual fund investments		5,609		―		5,609
Total assets at fair value		$647,231	$	―		$647,231

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$1,351		$1,351
Total liabilities at fair value	$	―		$1,351		$1,351

Percent of total liabilities		― %		―	%	― %

There were no transfers between Levels 1 and 2 for the years ended February 28, 2015 and 2014.

The table above excludes restricted cash from collections on auto loan receivables and restricted cash on deposit in reserve accounts as they are for the benefit of holders of non-recourse notes payable.  These amounts are invested in money market securities (Level 1) and totaled $336.8 million as of February 28, 2015, and $291.8 million as of February 28, 2014.

7.Property and Equipment

	As of February 28
(In thousands)	2015	2014
Land	$397,097	$346,518
Land held for sale	1,191	1,050
Land held for development	151,306	170,387
Buildings	1,389,063	1,244,772
Capital leases	1,739	1,739
Leasehold improvements	146,140	129,186
Furniture, fixtures and equipment	389,650	343,958
Construction in progress	209,058	145,923
Total property and equipment	2,685,244	2,383,533
Less accumulated depreciation and amortization	822,706	730,556
Property and equipment, net	$1,862,538	$1,652,977

Land held for development represents land owned for potential store growth.  Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as long-term debt.  Amortization of capital leased assets is included in depreciation expense, and accumulated amortization was $0.4 million as of February 28, 2015 and $0.3 million as of February 28, 2014.  Depreciation expense was $105.7 million in fiscal 2015,  $90.4 million in fiscal 2014 and $82.3 million in fiscal 2013.

8. Cancellation Reserves

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

Cancellation Reserves

	As of February 28
(In millions)	2015	2014
Balance as of beginning of year	$72.5	$32.7
Cancellations	(49.1)	(36.9)
Provision for future cancellations	71.0	76.7
Balance as of end of year	$94.4	$72.5

The current portion of estimated cancellation reserves is recognized as a component of other accrued expenses with the remaining amount recognized in other liabilities. As of February 28, 2015 and 2014, the current portion of cancellation reserves was $44.8 million and $33.9 million, respectively.

In the fourth quarter of fiscal 2014, the company reviewed the assumptions used in developing its cancellation reserves for EPP products and incorporated additional data into a more sophisticated model as part of our evaluation of the cancellation rates.  This additional data included changes in the product and administration of the product by the company and changes in the credit mix of the customer base.  Based on our evaluation, we determined that this additional data should have been considered in our previous assessments of cancellation reserves.  We corrected this accounting error by increasing the cancellation reserves and reducing other sales and revenue.  Fiscal 2014 net earnings were reduced by $11.9 million (net of tax of $7.6 million), or $0.05 per share, pertaining to fiscal 2013 and fiscal 2012.  The out of period error was not material to fiscal 2014 or any previously reported interim or annual period.

9.Income Taxes

Income Tax Provision

	Years Ended February 28
(In thousands)	2015	2014	2013
Current:
Federal	$329,211	$283,174	$232,652
State	47,061	38,747	30,557
Total	376,272	321,921	263,209
Deferred:
Federal	(3,499)	(15,129)	4,705
State	(800)	(2,056)	(847)
Total	(4,299)	(17,185)	3,858
Income tax provision	$371,973	$304,736	$267,067

Effective Income Tax Rate Reconciliation

	Years Ended February 28
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.4	3.1	2.9
Nondeductible and other items	0.2	0.2	0.2
Credits	(0.2)	(0.1)	―
Effective income tax rate	38.4%	38.2%	38.1%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2015	2014
Deferred tax assets:
Accrued expenses	$52,933	$48,611
Partnership basis	95,443	71,503
Stock compensation	63,148	60,158
Derivatives	4,010	4,896
Capital loss carry forward	1,597	1,296
Total gross deferred tax assets	217,131	186,464
Less: valuation allowance	(1,597)	(1,296)
Net gross deferred tax assets	215,534	185,168

Deferred tax liabilities:
Prepaid expenses	17,935	13,991
Property and equipment	14,816	3,737
Inventory	7,045	7,375
Total gross deferred tax liabilities	39,796	25,103
Net deferred tax asset	$175,738	$160,065

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2015, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28
(In thousands)	2015	2014	2013
Balance at beginning of year	$26,330	$25,059	$20,930
Increases for tax positions of prior years	1,549	1,523	1,685
Decreases for tax positions of prior years	(5,999)	(4,658)	(596)
Increases based on tax positions related to the current year	5,467	5,960	7,491
Settlements	(612)	(809)	(4,136)
Lapse of statute	(1,784)	(745)	(315)
Balance at end of year	$24,951	$26,330	$25,059

As of February 28, 2015, we had $25.0 million of gross unrecognized tax benefits, $9.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2014, we had $26.3 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2013, we had $25.1 million of gross unrecognized tax benefits, $5.4 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties decreased $0.2 million to $1.4 million as of February 28, 2015, from $1.6 million as of February 28, 2014.  Our accrual for interest and penalties increased $0.3 million to $1.6 million as of February 28, 2014, from $1.3 million as of February 28, 2013.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2012.

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

Benefit Plan Information

	As of February 28
	Pension Plan				Restoration Plan		Total
(In thousands)	2015		2014		2015	2014	2015	2014
Change in projected benefit
obligation:
Obligation at beginning of year		$177,674		$177,531	$10,187	$9,408	$187,861	$186,939
Interest cost		8,032		7,583	453	433	8,485	8,016
Actuarial loss (gain)		34,989		(4,980)	840	803	35,829	(4,177)
Benefits paid		(2,506)		(2,460)	(428)	(457)	(2,934)	(2,917)
Obligation at end of year		218,189		177,674	11,052	10,187	229,241	187,861
Change in fair value of plan assets:
Plan assets at beginning of year		124,712		107,968	―	―	124,712	107,968
Actual return on plan assets		10,732		19,204	―	―	10,732	19,204
Employer contributions		2,311		―	428	457	2,739	457
Benefits paid		(2,506)		(2,460)	(428)	(457)	(2,934)	(2,917)
Plan assets at end of year		135,249		124,712	―	―	135,249	124,712
Funded status recognized		$(82,940)		$(52,962)	$(11,052)	$(10,187)	$(93,992)	$(63,149)
Amounts recognized in the
consolidated balance sheets:
Current liability	$	―	$	―	$(462)	$(451)	$(462)	$(451)
Noncurrent liability		(82,940)		(52,962)	(10,590)	(9,736)	(93,530)	(62,698)
Net amount recognized		$(82,940)		$(52,962)	$(11,052)	$(10,187)	$(93,992)	$(63,149)
Accumulated benefit obligation		$218,189		$177,674	$11,052	$10,187	$229,241	$187,861

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

Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2015	2014	2015	2014
Discount rate (1)	4.00%	4.55%	4.00%	4.55%

(1)For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2015 and fiscal 2014.

Fair Value of Plan Assets And Fair Value Hierarchy

	As of February 28
(In thousands)	2015	2014
Mutual funds (Level 1):
Equity securities (1)	$84,303	$78,576
Equity securities – international (2)	17,114	15,649
Fixed income securities (3)	32,549	29,500
Collective funds (Level 2):
Short-term investments (4)	1,341	1,046
Investment payables, net	(58)	(59)
Total	$135,249	$124,712

(1)Includes large-, mid- and small-cap companies primarily from diverse U.S. industries including pharmaceutical, bank, oil and gas, retail and  computer sectors; approximately 95% of securities relate to U.S. entities and 5% of securities relate to non-U.S. entities as of February 28, 2015 (95% and 5%, respectively, as of February 28, 2014) .

(2)Consists of equity securities of primarily foreign corporations from diverse industries including bank, pharmaceutical, insurance, telecommunication, food, and oil and gas sectors; 100% of securities relate to non-U.S. entities as of February 28, 2015 (100% relate to non-U.S. entities, as of February 28, 2014).

(3)Includes debt securities of U.S. and foreign governments, their agencies and corporations, and diverse investments in mortgage-backed securities and banks; approximately 85% of securities relate to U.S. entities and 15% of securities relate to non-U.S. entities as of February 28, 2015 (90% and 10%, respectively, as of February 28, 2014).

(4)Includes pooled funds representing short-term instruments that include governments, their agencies and corporations and large-, mid- and small-cap companies primarily from the U.S. bank sector; nearly 100% of securities relate to U.S. entities as of February 28, 2015 (nearly 100%  as of February 28, 2014).

Plan Assets.  Our pension plan assets are held in trust and management sets the investment policies and strategies.  Long-term strategic investment objectives include asset preservation and appropriately balancing risk and return.  We oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations and performance.  Target allocations for plan assets are guidelines, not limitations, and occasionally plan fiduciaries may approve allocations above or below the targets.  We target allocating 75% of plan assets to equity and equity-related instruments and 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally.  The fixed income securities are currently composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States.  We do not expect any plan assets to be returned to us during fiscal 2016.  Plan assets also include collective funds, which are public investment vehicles with the underlying assets representing high quality, short-term instruments that include securities of governments, their agencies and corporations and large, mid, and small cap companies located in the United States and internationally.

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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate.  We do not expect to make any contributions to the pension plan in fiscal 2016.  For the non-funded restoration plan, we contribute an amount equal to the benefit payments.

Estimated Future Benefit Payments

	Pension	Restoration
(In thousands)	Plan	Plan
Fiscal 2016	$2,500	$462
Fiscal 2017	$2,798	$474
Fiscal 2018	$3,097	$482
Fiscal 2019	$3,474	$482
Fiscal 2020	$3,867	$492
Fiscal 2021 to 2025	$26,563	$2,904

Components of Net Pension Expense

	Years Ended February 28
(In thousands)	Pension Plan			Restoration Plan			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest cost	$8,032	$7,583	$7,299	$453	$433	$458	$8,485	$8,016	$7,757
Expected return on
plan assets	(9,030)	(7,916)	(7,591)	―	―	―	(9,030)	(7,916)	(7,591)
Recognized actuarial
loss	1,361	1,674	1,200	―	―	―	1,361	1,674	1,200
Net pension expense	$363	$1,341	$908	$453	$433	$458	$816	$1,774	$1,366

Changes Recognized in Accumulated Other Comprehensive Loss

	Years Ended February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2015	2014	2015	2014	2015	2014
Net actuarial loss (gain)	$33,286	$(16,268)	$840	$803	$34,126	$(15,465)

In fiscal 2016, we anticipate that $1.9 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28
	Pension Plan			Restoration Plan
	2015	2014	2013	2015	2014	2013
Discount rate (1)	4.55%	4.30%	4.75%	4.55%	4.30%	4.75%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	―	―	―

(1)For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2015, fiscal 2014 and fiscal 2013.

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

Given the frozen status of the pension and benefit restoration plans, the rate of compensation increases is not applicable for periods subsequent to December 31, 2008.  Mortality rate assumptions are based on the life expectancy of the population and were updated in fiscal 2015 to account for increases in life expectancy.  This change increased the PBO and ABO.

(B)  Retirement Savings 401(k) Plan

We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the pension plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual company-funded contribution regardless of associate participation was implemented, as well as an additional company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $27.9 million in fiscal 2015, $25.0 million in fiscal 2014 and $23.1 million in fiscal 2013.

(C)  Retirement Restoration Plan

Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also provide the annual company-funded contribution made regardless of associate participation, as well as the additional company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was $1.0 million in fiscal 2015, $1.1 million in fiscal 2014 and $0.4 million in fiscal 2013.

(D)  Executive Deferred Compensation Plan

Effective January 1, 2011, we established an unfunded nonqualified deferred compensation plan to permit certain eligible key associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was $0.9 million in fiscal 2015, $0.6 million in fiscal 2014 and $0.4 million in fiscal 2013.

11.Debt

	As of February 28
(In thousands)	2015	2014
Short-term revolving credit facility	$785	$582
Current portion of long-term debt	10,000	―
Current portion of finance and capital lease obligations	21,554	18,459
Current portion of non-recourse notes payable	258,163	223,938
Total current debt	290,502	242,979
Long-term debt	300,000	―
Finance and capital lease obligations, excluding current portion	306,284	315,925
Non-recourse notes payable, excluding current portion	8,212,466	7,024,506
Total debt, excluding current portion	8,818,750	7,340,431
Total debt	$9,109,252	$7,583,410

Revolving Credit Facility.    During fiscal 2015, we increased the borrowing capacity under our unsecured revolving credit facility (the “credit facility”) by $300 million to $1.0 billion.  The terms of the credit facility were generally unchanged and the expiration date remains August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due ‘on demand’ or at maturity depending on the type of borrowing.  Borrowings with ‘on demand’ repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next fiscal year presented as a component of current portion of long-term debt.  As of February 28, 2015, the unused capacity of $989 million was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.6% in fiscal 2015 and 1.5% in fiscal 2014 and 1.8% in fiscal 2013.

Term Loan.  In November 2014, we entered into a $300 million term loan with total outstanding principal due in November 2017.  The term loan accrues interest at variable rates (1.67% as of February 28, 2015) based on the LIBOR rate, the federal funds rate, or the prime rate.  As of February 28, 2015, $300 million remained outstanding and no repayments are anticipated to be made within the next 12 months.  Borrowings under the loan are available for working capital and general corporate purposes.  In December 2014, we entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any sale-leaseback transactions since fiscal 2009.  During fiscal 2015, finance lease obligations were increased by $11.7 million related to leases that were modified or extended beyond the original lease term.  See Note 15 for information on future minimum lease obligations.

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

As of February 28, 2015, $7.48 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through September 2021, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of February 28, 2015, $986.0 million of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.31  billion.  During fiscal 2015 we increased the combined limit of our warehouse facilities by $500 million.  During fiscal 2015, we renewed our $800 million warehouse facility that was scheduled to expire in August 2014 for an additional 364-day term, and we temporarily extended our $1.5 billion warehouse facility that was scheduled to expire in February 2015 for an additional 30-day term.  In March 2015, we renewed our $1.5 billion warehouse facility and it is scheduled to expire in February 2016. Of the combined warehouse facility limit, $1.5 billion will expire in February 2016 and $800 million will expire in July 2015.  The return requirements of investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on the related securitized auto loan receivables.

We capitalize interest in connection with the construction of certain facilities.  We capitalized interest of $8.9 million in fiscal 2015; no interest was capitalized in fiscal 2014 or fiscal 2013.

Financial Covenants. The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2015, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

12.Stock and Stock-Based Incentive Plans

(A) Preferred Stock

Under the terms of our Articles of Incorporation, the board of directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B) Share Repurchase Program

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock which was exhausted in fiscal 2015.  In fiscal 2015, our board of directors authorized the repurchase of up to an additional $3 billion of our common stock of which $1 billion expires on December 31, 2015, and $2 billion expires on December 31, 2016.

Common Stock Repurchases

	Years Ended February 28
	2015	2014	2013
Number of shares repurchased (in thousands)	17,511.0	6,859.5	5,762.0
Average cost per share	$52.13	$44.61	$36.77
Available for repurchase, as of end of year (in millions)	$2,369.3	$282.1	$588.1

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

As of February 28, 2015, a total of 50,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 8,394,601 as of that date.

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

Restricted Stock.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that lapse one year from the grant date.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  During the fiscal year ended February 28, 2015, we granted to our non-employee board of directors RSAs of 22,860 shares at a fair value per share on the grant date of $51.18.  No RSAs were outstanding during fiscal 2014 and 2013.  The unrecognized compensation costs related to nonvested RSAs totaled $0.1 million as of February 28, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.3 years.

(D) Share-Based Compensation

Composition of ShareBased Compensation Expense

	Years Ended February 28
(In thousands)	2015	2014	2013
Cost of sales	$4,236	$3,200	$3,010
CarMax Auto Finance income	5,898	2,983	2,521
Selling, general and administrative expenses	73,020	61,487	57,643
Share-based compensation expense, before income taxes	$83,154	$67,670	$63,174

Composition of ShareBased Compensation Expense – By Grant Type

	Years Ended February 28
(In thousands)	2015	2014	2013
Nonqualified stock options	$28,954	$23,914	$24,853
Cash-settled restricted stock units	38,539	29,551	24,268
Stock-settled restricted stock units	13,299	12,515	12,441
Employee stock purchase plan	1,274	1,190	1,062
Stock grants to non-employee directors	―	500	550
Restricted stock to non-employee directors	1,088	―	―
Share-based compensation expense, before income taxes	$83,154	$67,670	$63,174

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2015, 2014 or 2013.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2014	10,018	$27.02
Options granted	2,057	45.08
Options exercised	(4,390)	20.46
Options forfeited or expired	(40)	37.44
Outstanding as of February 28, 2015	7,645	$35.59	4.3	$240,941
Exercisable as of February 28, 2015	3,597	$29.86	3.3	$133,975

We granted nonqualified options to purchase 2,056,789 shares of common stock in fiscal 2015,  1,605,149 shares in fiscal 2014 and 2,252,124 shares in fiscal 2013.  The total cash received as a result of stock option exercises was $89.8 million in fiscal 2015, $45.1 million in fiscal 2014 and $71.7 million in fiscal 2013.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised was $153.3 million for fiscal 2015, $62.5 million for fiscal 2014 and $68.0 million for fiscal 2013.  We realized related tax benefits of $61.7 million in fiscal 2015,  $25.1 million for fiscal 2014 and $27.2 million for fiscal 2013.

Outstanding Stock Options

				As of February 28, 2015
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43	-	$14.49	458	1.0	$12.03	458	$12.03
	$19.82	-	$30.24	723	2.4	$25.46	699	$25.30
	$31.76			1,732	4.1	$31.76	903	$31.76
	$32.05	-	$33.11	1,356	3.1	$32.70	1,036	$32.70
	$42.68			1,411	5.1	$42.68	399	$42.68
	$44.96	-	$67.82	1,965	6.1	$45.12	102	$45.47
Total				7,645	4.3	$35.59	3,597	$29.86

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

The weighted average fair value per share at the date of grant for options granted was $13.28 in fiscal 2015, $15.59 in fiscal 2014 and $12.67 in fiscal 2013.  The unrecognized compensation costs related to nonvested options totaled $31.6 million as of February 28, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.

Assumptions Used to Estimate Option Values

	Years Ended February 28
	2015			2014			2013
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	25.2%	-	32.7%	27.9%	-	46.8%	31.1%	-	51.4%
Weighted average expected volatility			31.8%			44.7%			49.4%
Risk-free interest rate (2)	0.01%	-	2.7%	0.02%	-	2.6%	0.02%	-	2.0%
Expected term (in years) (3)			4.7			4.7			4.7

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	1,531	$35.68
Stock units granted	588	$44.96
Stock units vested and converted	(474)	$32.93
Stock units cancelled	(115)	$39.55
Outstanding as of February 28, 2015	1,530	$39.81

We granted 587,990 RSUs in fiscal 2015,  541,819 RSUs in fiscal 2014 and 644,232 RSUs in fiscal 2013.  The initial fair market value per RSU at the date of grant was $44.96 in fiscal 2015, $42.68 in fiscal 2014 and $31.76 in fiscal 2013.  The RSUs are cash-settled upon vesting.  During fiscal 2015, we paid $21.8 million (before payroll tax withholdings) to RSU holders upon the vesting of RSUs, and we realized tax benefits of $8.8 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2015
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2016	$12,180	$32,479
Fiscal 2017	13,950	37,199
Fiscal 2018	16,137	43,033
Total expected cash settlements	$42,267	$112,711

(1)Net of estimated forfeitures.

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2014	852	$45.26
Stock units granted	250	$55.48
Stock units vested and converted	(302)	$45.69
Stock units cancelled	(26)	$48.10
Outstanding as of February 28, 2015	774	$48.30

We granted 249,801 MSUs in fiscal 2015,  237,660 MSUs in fiscal 2014 and 348,551 MSUs in fiscal 2013.  The weighted average fair value per MSU at the date of grant was $55.48 in fiscal 2015, $52.02 in fiscal 2014 and $40.33 in fiscal 2013.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $8.1 million during fiscal 2015, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $13.5 million as of February 28, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.0 years.

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

As of February 28, 2015, a total of 3,540,283 shares remained available under the plan.  Shares purchased in the open market on behalf of associates totaled 184,390 during fiscal 2015, 188,797 during fiscal 2014 and 251,667 during fiscal 2013.  The average price per share for purchases under the plan was $52.18 in fiscal 2015, $47.35 in fiscal 2014 and $32.05 in fiscal 2013.  The total costs for matching contributions are included in share-based compensation expense.

13.Net Earnings Per Share

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28
(In thousands except per share data)	2015	2014	2013
Net earnings	$597,358	$492,586	$434,284

Weighted average common shares outstanding	215,617	223,589	228,095
Dilutive potential common shares:
Stock options	2,369	3,255	3,161
Stock-settled restricted stock units	705	740	567
Weighted average common shares and dilutive
potential common shares	218,691	227,584	231,823
Basic net earnings per share	$2.77	$2.20	$1.90
Diluted net earnings per share	$2.73	$2.16	$1.87

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal

2015, fiscal 2014 and fiscal 2013, options to purchase 1,409,809 shares, 1,231,382 shares and 3,877,165 shares of common stock, respectively, were not included.

14.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 29, 2012	$(39,774)	$(22,685)	$(62,459)
Other comprehensive (loss) income before reclassifications	(10,456)	4,485	(5,971)
Amounts reclassified from accumulated other
comprehensive loss	751	7,871	8,622
Other comprehensive (loss) income	(9,705)	12,356	2,651
Balance as of February 28, 2013	(49,479)	(10,329)	(59,808)
Other comprehensive income (loss) before reclassifications	9,713	(3,216)	6,497
Amounts reclassified from accumulated other
comprehensive loss	1,051	5,989	7,040
Other comprehensive income	10,764	2,773	13,537
Balance as of February 28, 2014	(38,715)	(7,556)	(46,271)
Other comprehensive (loss) income before reclassifications	(21,358)	(3,535)	(24,893)
Amounts reclassified from accumulated other
comprehensive loss	853	4,920	5,773
Other comprehensive (loss) income	(20,505)	1,385	(19,120)
Balance as of February 28, 2015	$(59,220)	$(6,171)	$(65,391)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28
(In thousands)	2015	2014	2013

Retirement Benefit Plans (Note 10):
Actuarial (loss) gain arising during the year	$(34,126)	$15,465	$(16,694)
Tax benefit (expense)	12,768	(5,752)	6,238
Actuarial (loss) gain arising during the year,
net of tax	(21,358)	9,713	(10,456)
Actuarial loss amortization reclassifications
in net pension expense:
Cost of sales	558	669	483
CarMax Auto Finance income	31	38	28
Selling, general and administrative expenses	772	967	689
Total amortization reclassifications recognized
in net pension expense	1,361	1,674	1,200
Tax expense	(508)	(623)	(449)
Amortization reclassifications recognized in net
pension expense, net of tax	853	1,051	751
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	(20,505)	10,764	(9,705)

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(5,847)	(5,286)	(6,691)
Tax benefit (1)	2,312	2,070	11,176
Effective portion of changes in fair value, net of tax	(3,535)	(3,216)	4,485
Reclassifications to CarMax Auto Finance income	8,118	9,872	12,981
Tax expense	(3,198)	(3,883)	(5,110)
Reclassification of hedge losses, net of tax	4,920	5,989	7,871
Net change in cash flow hedge unrecognized losses,
net of tax	1,385	2,773	12,356
Total other comprehensive (loss) income, net of tax	$(19,120)	$13,537	$2,651

 (1)    The year ended February 28, 2013, includes a tax benefit adjustment of $8,518 related to prior years.

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $39.0 million as of February 28, 2015, and $27.7 million as of February 28, 2014.

15.Lease Commitments

Our leases primarily consist of land or land and building leases related to CarMax store locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $44.6 million in fiscal 2015, $43.6 million in fiscal 2014 and $42.8 million in fiscal 2013.  See Note 11 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2015
	Capital	Finance	Operating Lease
(In thousands)	Lease (1)	Leases (1)	Commitments (1)
Fiscal 2016	$333	$48,217	$43,156
Fiscal 2017	354	42,587	41,543
Fiscal 2018	354	36,040	39,510
Fiscal 2019	354	33,526	38,743
Fiscal 2020	354	32,320	36,829
Fiscal 2021 and thereafter	4,810	152,642	242,892
Total minimum lease payments	6,559	345,332	442,673
Less amounts representing interest	(3,753)
Present value of net minimum lease payments	$2,806

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration.  The California Court of Appeal determined that Plaintiffs' Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis.  CarMax appealed this decision on March 9, 2015 by filing a petition for review with the California Supreme Court.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

(B) Settlement Gain

The Company is a class member in a consolidated and settled class action lawsuit (In Re Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litig., Case No. 10-2151 (C.D. Cal.), consolidated as of April 9, 2010) against Toyota Motor Corp. and Toyota Motor Sales, USA, Inc. (collectively, “Toyota”) related to the economic loss associated with certain Toyota vehicles equipped with electronic throttle controls systems and the potential unintended acceleration of these vehicles.  On July 9, 2014 we received $20.9 million in the settlement of this matter and recorded the gain at the time of receipt.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.2 million as of February 28, 2015, and $5.7 million as of February 28, 2014, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases and third-party outsourcing services. As of February 28, 2015 we have material purchase obligations of $98.3 million, of which $68.8 million are expected to be fulfilled in fiscal 2016.

17.Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2015	2015	2015	2015 (1)	2015
Net sales and operating revenues	$3,750,196	$3,599,194	$3,405,234	$3,514,092	$14,268,716
Gross profit	$501,731	$463,339	$446,620	$475,837	$1,887,527
CarMax Auto Finance income	$94,615	$92,574	$89,722	$90,383	$367,294
Selling, general and administrative
expenses	$313,446	$297,638	$316,632	$330,009	$1,257,725
Net earnings	$169,653	$154,518	$130,049	$143,138	$597,358
Net earnings per share:
Basic	$0.77	$0.71	$0.61	$0.68	$2.77
Diluted	$0.76	$0.70	$0.60	$0.67	$2.73

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2014	2014	2014	2014 (2)	2014 (2)
Net sales and operating revenues	$3,311,057	$3,245,552	$2,941,407	$3,076,283	$12,574,299
Gross profit	$448,096	$434,743	$381,721	$384,141	$1,648,701
CarMax Auto Finance income	$87,019	$84,422	$83,905	$80,821	$336,167
Selling, general and administrative
expenses	$290,189	$283,206	$284,366	$297,454	$1,155,215
Net earnings	$146,651	$140,274	$106,452	$99,209	$492,586
Net earnings per share:
Basic	$0.65	$0.63	$0.48	$0.45	$2.20
Diluted	$0.64	$0.62	$0.47	$0.44	$2.16

(1)	During the fourth quarter of fiscal 2015, we capitalized $8.9 million of interest expense, of which $6.9 million, or $0.02 per share, related to earlier quarters in fiscal 2015.
(2)

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management's annual report on internal control over financial reporting is included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.

Item 9B.  Other Information.

None.

Part III

With the exception of the information incorporated by reference from our 2015 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2015 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One - Election of Directors” in our 2015 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2015 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement.

The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2015 Proxy Statement.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference to the section titled “Compensation Tables” appearing in our 2015 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Equity Compensation Plan Information” in our 2015 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2015 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2015 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the sub-section titled “Auditor Fees and Services” in our 2015 Proxy Statement.

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

CarMax, Inc.

By:	/s/ THOMAS J. FOLLIARD	By:	/s/ THOMAS W. REEDY
	Thomas J. Folliard		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 24, 2015		April 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD	/s/ W. ROBERT GRAFTON *
Thomas J. Folliard	W. Robert Grafton
President, Chief Executive Officer and Director	Director
April 24, 2015	April 24, 2015

/s/ THOMAS W. REEDY	/s/ EDGAR H. GRUBB *
Thomas W. Reedy	Edgar H. Grubb
Executive Vice President and Chief Financial Officer	Director
April 24, 2015	April 24, 2015

/s/ NATALIE L. WYATT	/s/ MITCHELL D. STEENROD *
Natalie L. Wyatt	Mitchell D. Steenrod
Vice President and Chief Accounting Officer	Director
April 24, 2015	April 24, 2015

/s/ RONALD E. BLAYLOCK *	/s/ THOMAS G. STEMBERG *
Ronald E. Blaylock	Thomas G. Stemberg
Director	Director
April 24, 2015	April 24, 2015

/s/ RAKESH GANGWAL *	/s/ SHIRA GOODMAN *
Rakesh Gangwal	Shira Goodman
Director	Director
April 24, 2015	April 24, 2015

/s/ WILLIAM R. TIEFEL *	/s/ JEFFREY E. GARTEN *
William R. Tiefel	Jeffrey E. Garten
Director	Director
April 24, 2015	April 24, 2015

/s/ MARCELLA SHINDER *
Marcella Shinder
Director
April 24, 2015

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

3.2	CarMax, Inc. Bylaws, as amended and restated April 13, 2015, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 13, 2015 (File No. 1-31420), is incorporated by this reference.

10.1

CarMax, Inc. Severence Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.2

CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.3

CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.5 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015(File No. 1-31420) is incorporated by this reference. *

10.4

CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.5

CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.6

CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.7

CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 30, 2011  (File No. 1-31420), is incorporated by this reference. *

10.8

CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective  June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9

CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.10

CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.11

CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.12

CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

80 10.13

Credit Agreement dated August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 30, 2011 (File No. 1-31420), is incorporated by this reference.

10.14

First Amendment, dated October 30, 2014, to the Credit Agreement dated August 26, 2011, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference.

10.15

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference.  *

10.16

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference.  *

10.17

Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference.  *

10.18

Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.19

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference.  *

10.20

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference.  *

10.21

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.22

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.23

Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.24

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.25

Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers, effective January 1, 2009, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.26

Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

82 10.27

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.28

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.29

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.30

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.31

Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.32

Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.33

Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.34

Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.35

Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.36

Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors,  filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.37

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