Form 10-Q
period 2015-05-31
CARMAX INC
filed 2015-07-08
CIK 1170010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐	No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassOutstanding as of June 30, 2015

Common Stock, par value $0.50	208,041,760

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings –
		Three Months Ended May 31, 2015 and 2014	3

		Consolidated Statements of Comprehensive Income –
		Three Months Ended May 31, 2015 and 2014	4

		Consolidated Balance Sheets –
		May 31, 2015 and February 28, 2015	5

		Consolidated Statements of Cash Flows –
		Three Months Ended May 31, 2015 and 2014	6

		Notes to Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
	Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	40
	Item 1A.	Risk Factors	40
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
	Item 6.	Exhibits	41
SIGNATURES			42
EXHIBIT INDEX			43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2015	% (1)	2014	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,292,658	82.0	$3,060,341	81.6
New vehicle sales	60,048	1.5	69,789	1.9
Wholesale vehicle sales	576,625	14.4	545,245	14.5
Other sales and revenues	85,557	2.1	74,821	2.0
NET SALES AND OPERATING REVENUES	4,014,888	100.0	3,750,196	100.0
Cost of sales	3,471,094	86.5	3,248,465	86.6
GROSS PROFIT	543,794	13.5	501,731	13.4
CARMAX AUTO FINANCE INCOME	109,108	2.7	94,615	2.5
Selling, general and administrative expenses	349,779	8.7	313,446	8.4
Interest expense	7,103	0.2	7,601	0.2
Other expense	41	―	277	―
Earnings before income taxes	295,979	7.4	275,022	7.3
Income tax provision	114,005	2.8	105,369	2.8
NET EARNINGS	$181,974	4.5	$169,653	4.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	208,698		220,268
Diluted	211,652		223,632
NET EARNINGS PER SHARE:
Basic	$0.87		$0.77
Diluted	$0.86		$0.76

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended May 31
(In thousands)	2015	2014
NET EARNINGS	$181,974	$169,653
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	306	213
Net change in cash flow hedge
unrecognized losses	(1,373)	282
Other comprehensive (loss) income, net of taxes	(1,067)	495
TOTAL COMPREHENSIVE INCOME	$180,907	$170,148

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	As of May 31	As of February 28
(In thousands except share data)	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,698	$27,606
Restricted cash from collections on auto loan receivables	328,054	294,122
Accounts receivable, net	103,663	137,690
Inventory	1,844,077	2,086,874
Deferred income taxes	9,245	8,100
Other current assets	29,088	44,646
TOTAL CURRENT ASSETS	2,665,825	2,599,038
Auto loan receivables, net	8,812,883	8,435,504
Property and equipment, net	1,896,348	1,862,538
Deferred income taxes	156,726	167,638
Other assets	138,895	133,483
TOTAL ASSETS	$13,670,677	$13,198,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$446,453	$454,810
Accrued expenses and other current liabilities	184,277	250,307
Accrued income taxes	59,089	1,554
Short-term debt	781	785
Current portion of long-term debt	―	10,000
Current portion of finance and capital lease obligations	21,623	21,554
Current portion of non-recourse notes payable	287,350	258,163
TOTAL CURRENT LIABILITIES	999,573	997,173
Long-term debt, excluding current portion	300,000	300,000
Finance and capital lease obligations, excluding current portion	301,480	306,284
Non-recourse notes payable, excluding current portion	8,574,773	8,212,466
Other liabilities	220,185	225,493
TOTAL LIABILITIES	10,396,011	10,041,416

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized;
208,682,123 and 208,869,688 shares issued and outstanding
as of May 31, 2015 and February 28, 2015, respectively	104,341	104,435
Capital in excess of par value	1,170,030	1,123,520
Accumulated other comprehensive loss	(66,458)	(65,391)
Retained earnings	2,066,753	1,994,221
TOTAL SHAREHOLDERS’ EQUITY	3,274,666	3,156,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,670,677	$13,198,201

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31
(In thousands)	2015			2014
OPERATING ACTIVITIES:
Net earnings		$181,974		$169,653
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization		32,066		27,343
Share-based compensation expense		23,409		15,388
Provision for loan losses		13,598		15,847
Provision for cancellation reserves		20,330		21,118
Deferred income tax provision		10,475		771
Loss on disposition of assets and other		77	–	424

Net decrease (increase) in:
Accounts receivable, net		34,027		(17,887)
Inventory		242,797		(40,376)
Other current assets		14,423		664
Auto loan receivables, net		(390,977)		(415,664)
Other assets		57		3,467
Net (decrease) increase in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes		(31,043)		40,424
Other liabilities		(33,659)		(30,252)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		117,554		(209,080)
INVESTING ACTIVITIES:
Capital expenditures		(59,437)		(53,709)
Proceeds from sales of assets		1,419		―
Increase in restricted cash from collections on auto loan receivables		(33,932)		(31,354)
Increase in restricted cash in reserve accounts		(2,972)		(3,259)
Release of restricted cash from reserve accounts		1,633		4
Sales (purchases) of money market securities, net		82		(3,035)
Purchases of trading securities		(3,942)		(2,798)
Sales of trading securities		72		32
NET CASH USED IN INVESTING ACTIVITIES		(97,077)		(94,119)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net		(4)		660
Proceeds from revolving line of credit and long-term debt		20,000		―
Payments on revolving line of credit and long-term debt		(30,000)		―
Payments on finance and capital lease obligations		(4,652)		(4,204)
Issuances of non-recourse notes payable		3,047,805		1,897,000
Payments on non-recourse notes payable		(2,656,311)		(1,518,469)
Repurchase and retirement of common stock		(117,628)		(171,924)
Equity issuances, net		17,725		120
Excess tax benefits from share-based payment arrangements		26,680		4,306
NET CASH PROVIDED BY FINANCING ACTIVITIES		303,615		207,489
Increase (decrease) in cash and cash equivalents		324,092		(95,710)
Cash and cash equivalents at beginning of year		27,606		627,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$351,698		$532,191
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest		$9,976		$7,642
Cash paid for income taxes		$813		$5,802
Non-cash investing and financing activities:
Increase in accrued capital expenditures		$5,820		$10,338
Increase in finance and capital lease obligations	$	―		$5,297

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

2.Accounting Policies

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

Cash and Cash Equivalents.  Cash equivalents of $318.5 million as of May 31, 2015, and $48,000 as of February 28, 2015, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $328.1 million as of May 31, 2015, and $294.1 million as of February 28, 2015, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Auto Loan Receivables, Net.  Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF.  The receivables are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies, losses, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $849.8 million and $822.7 million as of May 31, 2015 and February 28, 2015, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $44.1 million as of May 31, 2015, and $42.7 million as of February 28, 2015.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $56.6 million as of May 31, 2015, and $52.4 million as of February 28, 2015.

Revenue Recognition.    We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends.

We also sell ESPs and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage of up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of other current liabilities with the remaining amount recognized in other liabilities.  See Note 7 for additional information on cancellation reserves.

Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale.  These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales.

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage exposures that arise from business activities and economic conditions that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets, and where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional information on derivative instruments and hedging activities.

Recent Accounting Pronouncements.

Effective in the Current Period.    In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement (FASB ASU 2014-8) related to discontinued operations (FASB ASC Topic 205).  The standard raises the threshold for disposals to qualify as a discontinued operation by focusing on strategic shifts that have or will have a major effect on an entity's operations and financial results.  The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of discontinued operations.  We adopted this pronouncement for our fiscal year beginning March 1, 2015, and there was no effect on our consolidated financial statements.

Effective in Future Periods.  In May 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-7) which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value ("NAV") per share (FASB ASC Subtopic 820-10).  This standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required.  We will adopt this pronouncement for our fiscal year beginning March 1, 2016.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$164.9	7.6	$147.0	8.0
Interest expense	(28.1)	(1.3)	(23.1)	(1.2)
Total interest margin	136.8	6.3	123.9	6.7
Provision for loan losses	(13.6)	(0.6)	(15.8)	(0.9)
Total interest margin after
provision for loan losses	123.2	5.7	108.1	5.8

Direct expenses:
Payroll and fringe benefit expense	(6.8)	(0.3)	(6.2)	(0.3)
Other direct expenses	(7.3)	(0.4)	(7.3)	(0.4)

Total direct expenses	(14.1)	(0.7)	(13.5)	(0.7)
CarMax Auto Finance income	$109.1	5.0	$94.6	5.1

Total average managed receivables	$8,664.6		$7,390.1

(1)Annualized percentage of total average managed receivables.

4.Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $8.86 billion as of May 31, 2015 and $8.47 billion as of February 28, 2015.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2015	2015
Warehouse facilities	$1,089.0	$986.0
Term securitizations	7,485.8	7,226.5
Other receivables (1)	287.8	246.2
Total ending managed receivables	8,862.6	8,458.7
Accrued interest and fees	35.1	31.2
Other	(1.1)	27.3
Less allowance for loan losses	(83.7)	(81.7)
Auto loan receivables, net	$8,812.9	$8,435.5

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

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2015 (1)	% (2)	2015 (1)	% (2)
A	$4,301.7	48.5	$4,135.6	48.9
B	3,201.2	36.1	3,055.3	36.1
C and other	1,359.7	15.4	1,267.8	15.0
Total ending managed receivables	$8,862.6	100.0	$8,458.7	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.

(2)Percent of total ending managed receivables.

Allowance for Loan Losses

	As of May 31
(In millions)	2015	% (1)	2014	% (1)
Balance as of beginning of year	$81.7	0.97	$69.9	0.97
Charge-offs	(34.3)		(32.0)
Recoveries	22.7		21.7
Provision for loan losses	13.6		15.8
Balance as of end of period	$83.7	0.94	$75.4	1.00

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2015	% (1)	2015	% (1)
Total ending managed receivables	$8,862.6	100.0	$8,458.7	100.0

Delinquent loans:
31-60 days past due	$161.1	1.8	$152.1	1.8
61-90 days past due	56.1	0.6	52.5	0.6
Greater than 90 days past due	17.2	0.2	16.8	0.2
Total past due	$234.4	2.6	$221.4	2.6

(1)Percent of total ending managed receivables.

5.Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives.  We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to future issuances of fixed-rate debt and existing issuances of floating-rate debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables, and (ii) exposure to variable interest rates associated with our term loan, as further discussed in Note 10.

We do not anticipate significant market risk from derivatives as they are predominantly used to match funding costs to the use of the funding.  However, disruptions in the credit or interest rate markets could impact the effectiveness of our hedging strategies.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk on our derivative transactions by dealing with highly rated bank counterparties.

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

For these derivatives, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  These amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of fixed-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.  During the next 12 months, we estimate that an additional $10.1 million will be reclassified from AOCL as a decrease to CAF income.

In addition, we have issued floating rate notes in connection with our term securitizations.  To manage our exposure to interest rate movements, we have entered into interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the estimated life of the note.  These derivatives are designated as cash flow hedges.  The ineffective portion of the change in fair value of the derivatives is recognized directly in CAF income.

These hedges were effective in the first quarter of fiscal 2016 and changes in the fair value were recorded in AOCL.

Designated Cash Flow Hedge – Other Debt.  Our objective in using an interest rate derivative for our term loan is to manage our exposure to interest rate movements.  To accomplish this objective, we use an interest rate swap that involves the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the loan without exchange of the underlying notional amount.  This derivative instrument is designated and qualifies as a cash flow hedge, where the effective portion of the change in the fair value is recorded in AOCL.  The ineffective portion of the change in fair value is recognized in current income.  These hedges were effective in the first quarter of fiscal 2016.

As of May 31, 2015 and February 28, 2015, we had interest rate swaps outstanding with a  combined notional amount of $1.68 billion and $1.40 billion, respectively, that were designated as cash flow hedges of interest rate risk.

As of May 31, 2015 and February 28, 2015,  all derivatives were designated as hedges for accounting purposes.

Fair Values of Derivative Instruments

	As of May 31, 2015			As of February 28, 2015
(In thousands)	Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$66	$	―	$1,201	$	―
Interest rate swaps (2)	―		(2,633)	―		(1,064)
Total	$66		$(2,633)	$1,201		$(1,064)

   (1)Reported in other current assets on the consolidated balance sheets.

 (2)Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended
	May 31
(In thousands)	2015	2014
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(4,316)	$(1,798)
Loss reclassified from AOCL into CAF income (1)	$(2,051)	$(2,263)

(1)Represents the effective portion.

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

Valuation Methodologies

Money Market Securities.  Money market securities are cash equivalents, which are included in cash and cash equivalents, restricted cash from collections on auto loan receivables or other assets.  They consist of highly liquid investments with original maturities of three months or less.  We use quoted market prices for identical assets to measure fair value.  Therefore, all money market securities are classified as Level 1.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2015
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$733,700	$	―		$733,700
Mutual fund investments		13,467		―		13,467
Derivative instruments		―		66		66
Total assets at fair value		$747,167		$66		$747,233

Percent of total assets at fair value		100.0%		―	%	100.0%
Percent of total assets		5.5%		―	%	5.5%

Liabilities:
Derivative instruments	$	―		$(2,633)		$(2,633)
Total liabilities at fair value	$	―		$(2,633)		$(2,633)

Percent of total liabilities		― %		―	%	― %

	As of February 28, 2015
(In thousands)	Level 1		Level 2			Total
Assets:
Money market securities		$380,100	$	―		$380,100
Mutual fund investments		9,242		―		9,242
Derivative instruments		―		1,201		1,201
Total assets at fair value		$389,342		$1,201		$390,543

Percent of total assets at fair value		99.7%		0.3%		100.0%
Percent of total assets		2.9%		―	%	3.0%

Liabilities:
Derivative instruments	$	―		$(1,064)		$(1,064)
Total liabilities at fair value	$	―		$(1,064)		$(1,064)

Percent of total liabilities		― %		―	%	― %

There were no transfers between Levels 1 and 2 for the period ended May 31, 2015.

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

Cancellation Reserves

	As of May 31
(In millions)	2015	2014
Balance as of beginning of year	$94.4	$72.5
Cancellations	(14.4)	(12.5)
Provision for future cancellations	20.3	21.1
Balance as of end of period	$100.3	$81.1

The current portion of estimated cancellation reserves is recognized as a component of other accrued expenses with the remaining amount recognized in other liabilities. As of May 31, 2015 and February 28, 2015, the current portion of cancellation reserves was $47.9 million and $44.8 million, respectively.

8.Income Taxes

We had $26.2 million of gross unrecognized tax benefits as of May 31, 2015, and $25.0 million as of February 28, 2015.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2015, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended May 31
(In thousands)	Pension Plan		Restoration Plan		Total
	2015	2014	2015	2014	2015	2014
Interest cost	$2,168	$2,008	$108	$113	$2,276	$2,121
Expected return on plan assets	(2,465)	(2,267)	―	―	(2,465)	(2,267)
Recognized actuarial loss	483	340	6	―	489	340
Net pension expense	$186	$81	$114	$113	$300	$194

We made no contributions to the pension plan during the three months ended May 31, 2015, and do not anticipate making any contributions during the remainder of fiscal 2016.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2015.

10.Debt

	As of May 31	As of February 28
(In thousands)	2015	2015
Short-term revolving credit facility	$781	$785
Current portion of long-term debt	―	10,000
Current portion of finance and capital lease obligations	21,623	21,554
Current portion of non-recourse notes payable	287,350	258,163
Total current debt	309,754	290,502
Long-term debt	300,000	300,000
Finance and capital lease obligations, excluding current portion	301,480	306,284
Non-recourse notes payable, excluding current portion	8,574,773	8,212,466
Total debt, excluding current portion	9,176,253	8,818,750
Total debt	$9,486,007	$9,109,252

Revolving Credit Facility.    We have an unsecured revolving credit facility (the “credit facility”) with a borrowing capacity of $1.0  billion that expires in August 2016.  Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due ‘on demand’ or at maturity depending on the type of borrowing.  Borrowings with ‘on demand’ repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next fiscal year presented as a component of current portion of long-term debt.  As of May 31, 2015, the unused capacity of $999.2  million was fully available to us.

Term Loan.    In November 2014, we entered into a $300 million term loan with total outstanding principal due in November 2017.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate.  As of May 31, 2015, $300 million remained outstanding and no repayments are scheduled to be made within the next 12 months.  Borrowings under the loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009.

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

As of May 31, 2015,  $7.77 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through November 2021, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2015, $1.09 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  The combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.21 billion.  Of the combined warehouse facility limit, $800 million will expire in July 2015 and $1.5 billion will expire in February 2016.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  We capitalized interest of $2.8 million in the first quarter of fiscal 2016; no interest was capitalized in the first quarter of fiscal 2015.

Financial Covenants.  The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2015, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

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

Common Stock Repurchases

	Three Months Ended
	May 31
	2015	2014
Number of shares repurchased (in thousands)	1,776.9	3,841.9
Average cost per share	$67.49	$45.33
Available for repurchase, as of end of period (in millions)	$2,249.3	$1,107.9

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

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and stock-settled performance stock units.  Nonemployee directors receive awards of nonqualified stock options, stock grants and/or restricted stock awards.  Excluding stock grants, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are restricted stock unit awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  RSUs are liability awards and do not have voting rights.

Stock-Settled Market Stock Units.  Also referred to as market stock units, or MSUs, these are restricted stock unit awards with market conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final forty trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  MSUs do not have voting rights.

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes at the end of the three-year vesting period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%.  This quotient is then multiplied by the number of PSUs granted to yield the number of shares awarded.  PSUs do not have voting rights.

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one year period from date of grant.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  No RSAs were granted during the three months ended May 31, 2015 or 2014.  As of May 31, 2015, 22,860 shares of RSAs, which vested in June 2015, remained outstanding.  No RSAs were outstanding during the three months ended May 31, 2014.  The unrecognized compensation costs related to nonvested RSAs was minimal as of May 31, 2015.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2015	2014
Cost of sales	$1,048	$327
CarMax Auto Finance income	157	676
Selling, general and administrative expenses	22,573	14,716
Share-based compensation expense, before income taxes	$23,778	$15,719

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2015	2014
Nonqualified stock options	$8,680	$8,120
Cash-settled restricted stock units	10,873	3,147
Stock-settled market stock units	2,896	4,121
Stock-settled performance stock units	894	―
Employee stock purchase plan	369	331
Restricted stock awards to non-employee directors	66	―
Share-based compensation expense, before income taxes	$23,778	$15,719

We recognize compensation expense for stock options, MSUs, PSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2015 or 2014.

Stock Option Activity

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Life (Years)	Value
Outstanding as of February 28, 2015	7,645	$35.59
Options granted	1,374	$73.76
Options exercised	(1,195)	$28.71
Outstanding as of May 31, 2015	7,824	$43.35	4.8	$220,377
Exercisable as of May 31, 2015	3,925	$33.48	3.7	$147,433

During the three months ended May 31, 2015 and 2014, we granted nonqualified options to purchase 1,374,013 and 2,003,238 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the three months ended May 31, 2015 and 2014, was $34.3 million and $6.8 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the three months ended May 31, 2015 and 2014, was $53.0 million and $10.6 million, respectively.  We realized related tax benefits of $21.2 million and $4.2 million during the three months ended May 31, 2015 and 2014, respectively.

Outstanding Stock Options

				As of May 31, 2015
				Options Outstanding			Options Exercisable
					Weighted
					Average	Weighted		Weighted
					Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43	-	$14.49	279	0.8	$11.99	279	$11.99
	$19.98	-	$31.76	2,102	3.5	$30.23	1,663	$29.85
	$32.69	-	$42.68	2,135	4.2	$39.19	1,460	$37.58
	$44.96	-	$49.25	1,928	5.9	$45.06	523	$45.06
	$67.82	-	$73.76	1,380	6.8	$73.73	―	$ ―
Total				7,824	4.8	$43.35	3,925	$33.48

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

The weighted average fair value per share at the date of grant for options granted during the three months ended May 31, 2015 and 2014, was $20.61 and $13.21, respectively.  The unrecognized compensation costs related to nonvested options totaled $50.6 million as of May 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2015			2014
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	27.7%	-	31.0%	25.2%	-	32.7%
Weighted average expected volatility			30.6%			31.9%
Risk-free interest rate (2)	0.02%	-	1.9%	0.03%	-	2.7%
Expected term (in years) (3)			4.7			4.7

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)Based on the U.S. Treasury yield curve at the time of grant.

(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	1,530	$39.81
Stock units granted	418	$73.76
Stock units vested and converted	(514)	$31.77
Stock units cancelled	(23)	$44.59
Outstanding as of May 31, 2015	1,411	$52.72

During the three months ended May 31, 2015 and 2014, we granted 418,070 and 587,186 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the three months ended May 31, 2015 and 2014, was $73.76 and $44.96, respectively.  The RSUs are cash-settled upon vesting.  During the three months ended May 31, 2015, we paid $32.6 million (before payroll tax withholdings) to RSU holders upon the vesting of RSUs, and realized tax benefits of $13.1 million.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2015
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2017	$13,946	$37,189
Fiscal 2018	16,133	43,022
Fiscal 2019	19,013	50,702
Total expected cash settlements	$49,092	$130,913

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	774	$48.30
Stock units granted	106	$90.46
Stock units vested and converted	(319)	$40.72
Stock units cancelled	―	$ ―
Outstanding as of May 31, 2015	561	$60.54

During the three months ended May 31, 2015 and 2014, we granted 105,529 and 245,190 MSUs, respectively.  The weighted average fair value per MSU at the date of grant during the three months ended May 31, 2015 and 2014, was $90.46 and $55.37, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $16.3 million for the three months ended May 31, 2015, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $19.2 million as of May 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.6 years.

Stock-Settled Performance Stock Unit Activity

Weighted
Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	―	$ ―
Stock units granted	66	$72.58
Stock units vested	―	$ ―
Stock units cancelled	―	$ ―
Outstanding as of May 31, 2015	66	$72.58

During the three months ended May 31, 2015, we granted 66,446 PSUs.  No PSUs were granted in fiscal 2015.  The weighted average fair value per PSU at the date of grant for PSUs granted during the three months ended May 31, 2015, was $72.58.  The fair value was the fair market value of a share of common stock on the date of the grant.  The unrecognized compensation costs related to nonvested PSUs totaled $3.9 million as of May 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2015	2014
Net earnings	$181,974	$169,653
Weighted average common shares outstanding	208,698	220,268
Dilutive potential common shares:
Stock options	2,158	2,772
Stock-settled stock units and awards	796	592
Weighted average common shares and dilutive
potential common shares	211,652	223,632
Basic net earnings per share	$0.87	$0.77
Diluted net earnings per share	$0.86	$0.76

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2015 and 2014, options to purchase 812,356 shares and 2,420,758 shares of common stock, respectively, were not included.

13.Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2015	$(59,220)	$(6,171)	$(65,391)
Other comprehensive loss before reclassifications	―	(2,618)	(2,618)
Amounts reclassified from accumulated other comprehensive loss	306	1,245	1,551
Other comprehensive income (loss)	306	(1,373)	(1,067)
Balance as of May 31, 2015	$(58,914)	$(7,544)	$(66,458)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2015	2014

Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$195	$138
CarMax Auto Finance income	11	7
Selling, general and administrative expenses	283	195
Total amortization reclassifications recognized
in net pension expense	489	340
Tax expense	(183)	(127)
Amortization reclassifications recognized in net
pension expense, net of tax	306	213
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	306	213

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(4,316)	(1,798)
Tax benefit	1,698	707
Effective portion of changes in fair value, net of tax	(2,618)	(1,091)
Reclassifications to CarMax Auto Finance income	2,051	2,263
Tax expense	(806)	(890)
Reclassification of hedge losses, net of tax	1,245	1,373
Net change in cash flow hedge unrecognized losses,
net of tax	(1,373)	282
Total other comprehensive (loss) income, net of tax	$(1,067)	$495

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $39.8 million as of May 31, 2015, and $39.0 million as of February 28, 2015.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration.  The California Court of Appeal determined that the plaintiffs' Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis.  CarMax appealed this decision on March 9, 2015 by filing a petition for review with the California Supreme Court.  On April 22, 2015, the California Supreme Court denied the petition for review.  The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

We are involved in various other legal proceedings in the normal course of business.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

Other Matters.  In accordance with the terms of real estate lease agreements, we generally agree to indemnify the lessor from certain liabilities arising as a result of the use of the leased premises, including environmental liabilities and repairs to leased property upon termination of the lease.  Additionally, in accordance with the terms of agreements entered into for the sale of properties, we generally agree to indemnify the buyer from certain liabilities and costs arising subsequent to the date of the sale, including environmental liabilities and liabilities resulting from the breach of representations or warranties made in accordance with the agreements.  We do not have any known material environmental commitments, contingencies or other indemnification issues arising from these arrangements.

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.7 million as of May 31, 2015, and $6.2 million as of February 28, 2015, and is included in accrued expenses and other current liabilities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (“fiscal 2015”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

CarMax Sales Operations

Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  We focus on addressing the major sources of customer dissatisfaction with traditional auto retailers while maximizing operating efficiencies.  We offer low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service.

Our customers finance the majority of the retail vehicles purchased from us, and the availability of on-the-spot financing is a critical component of the sales process.  We provide financing to qualified retail customers through CAF and our arrangements with industry-leading third-party finance providers.  All of the finance offers, whether by CAF or our third-party providers, are backed by a 3-day payoff option.

As of May 31, 2015, we operated 147 used car stores in 75 U.S. markets, covering 47 mid-sized markets, 21 large markets and 7 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 63 used car stores and we operated four new car franchises.

CarMax Auto Finance

In addition to third-party providers, we provide vehicle financing through CAF, which offers financing solely to our customers in our stores.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.2% of our retail vehicle unit sales in the first quarter of fiscal 2016.  As of May 31, 2015, CAF serviced approximately 647,000 customer accounts in its $8.86 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

First Quarter Fiscal 2016 Revenues and Profitability

During the first quarter of fiscal 2016, net sales and operating revenues increased 7.1%, net earnings grew 7.3% and net earnings per share increased 13.2% versus the corresponding prior year period.  Our ongoing share repurchase program contributed to our earnings per share growth.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the first quarter of fiscal 2016, we sold 164,510 used vehicles, representing 98.7% of the total 166,725 vehicles we sold at retail, 82.0% of our net sales and operating revenues and 66.6% of our gross profit.  Used vehicle unit sales grew 9.3%, including a 4.9% increase in comparable store used units and sales from newer stores not yet included in our comparable store base.

Wholesale sales are also a significant contributor to our revenues and net income.  During the first quarter of fiscal 2016, we sold 101,630 wholesale vehicles, representing 14.4% of our net sales and operating revenues and 19.3% of our gross profit.  Wholesale unit sales grew 4.7%, primarily reflecting the growth in our store base, partially offset by a decline in our vehicle buy rate.

Other sales and revenues, which include commissions earned on the sale of EPP products, service department sales and net third-party finance fees, represented 14.0% of our gross profit in the first quarter of fiscal 2016.  Other sales and revenues grew 14.3% versus the prior year’s first quarter.

Income from our CAF segment totaled $109.1 million in the first quarter of fiscal 2016, up 15.3% versus the prior year period.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.

Liquidity

Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first quarter of fiscal 2016, liquidity was primarily provided by $509.1 million of adjusted net cash provided by operating activities (a non-GAAP measure), which includes $391.5 million of net issuances of non-recourse notes payable.  This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 1.8 million common shares repurchased under our share repurchase program and our store growth.

During the first quarter of fiscal 2016, net cash provided by operations totaled $117.6 million, while net cash provided by operating activities, including the net issuances of non-recourse notes payable, totaled $509.1 million.  When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been securitized with non-recourse notes payable, which are separately reflected as cash provided by financing activities.  For a reconciliation of adjusted net cash provided by operations to net cash provided by operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “Financial Condition – Liquidity and Capital Resources.”

Future Outlook

Over the long-term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience and hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms.

We are still in the midst of the national rollout of our retail concept, and as of May 31, 2015, we had used car stores located in markets that represented approximately 63% of the U.S. population.  In the first quarter of fiscal 2016 we opened 3 stores and we plan to open 11 new stores and relocate one store whose lease is expiring during the remainder of fiscal 2016.  In each of the following two fiscal years, we plan to open between 13 and 16 stores.  See planned store openings included in “Planned Future Activities” for a detailed list of stores planned to be opened in the 12 months following May 31, 2015.

See “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for additional information about risks and uncertainties facing our Company.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

Net Sales And Operating Revenues

	Three Months Ended May 31
(In millions)	2015	2014	Change
Used vehicle sales	$3,292.7	$3,060.3	7.6%
New vehicle sales	60.0	69.8	(14.0)%
Wholesale vehicle sales	576.6	545.2	5.8%
Other sales and revenues:
Extended protection plan revenues	71.7	63.7	12.5%
Service department sales	30.9	28.3	9.0%
Third-party finance fees, net	(17.0)	(17.2)	1.2%
Total other sales and revenues	85.6	74.8	14.3%
Total net sales and operating revenues	$4,014.9	$3,750.2	7.1%

Unit Sales

	Three Months Ended May 31
	2015	2014	% Change
Used vehicles	164,510	150,528	9.3%
New vehicles	2,215	2,597	(14.7)%
Wholesale vehicles	101,630	97,098	4.7%

Average Selling Prices

	Three Months Ended May 31
	2015	2014	% Change
Used vehicles	$19,851	$20,173	(1.6)%
New vehicles	$26,997	$26,761	0.9%
Wholesale vehicles	$5,449	$5,450	(0.0)%

Comparable Store Used Vehicle Sales Changes

	Three Months Ended May 31
	2015	2014
Used vehicle units	4.9%	3.4%
Used vehicle dollars	3.4%	6.6%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base.  Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

Vehicle Sales Changes

	Three Months Ended May 31
	2015	2014
Used vehicle units	9.3%	9.8%
Used vehicle revenues	7.6%	13.3%

Wholesale vehicle units	4.7%	9.9%
Wholesale vehicle revenues	5.8%	11.1%

e Sales Changes

Change in Used Car Store Base

	Three Months Ended May 31
	2015	2014
Used car stores, beginning of year	144	131
Store openings	3	4
Used car stores, end of period	147	135

During the first quarter of fiscal 2016, we opened three stores, including two stores in new markets (Minneapolis and Gainesville, Florida).  We also opened our third store in the Philadelphia market.  The Gainesville store is a small format store.  Small format stores are located in smaller markets or areas where the sales opportunity is below that of mid-sized or large markets.  While these stores are anticipated to sell fewer vehicles compared with our stores in larger markets, they have a smaller footprint, employ fewer associates and have less overhead compared with other CarMax stores.

Used Vehicle Sales.  The 7.6% increase in used vehicle revenues in the first quarter of fiscal 2016 resulted from a 9.3% increase in used unit sales partially offset by a 1.6% decrease in used vehicle average selling price.  The increase in used unit sales included a 4.9% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Comparable store used unit sales benefited from both improved conversion and continued growth in customer traffic.  The decrease in average selling price reflected a combination of factors, including lower acquisition costs and changes in the mix of vehicles sold.

Wholesale Vehicle Sales.    Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.  The 5.8% increase in wholesale vehicle revenues in the first quarter of fiscal 2016 primarily resulted from a 4.7% increase in wholesale unit sales.  Wholesale unit sales primarily benefited from the growth in our store base, partially offset by a decline in our vehicle buy rate.

Other Sales and Revenues.  Other sales and revenues include commissions on the sale of EPPs, net of a reserve for estimated contract cancellations; service department sales; and net third-party finance fees.  We refer to the third-party finance providers who generally pay us a fee as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers.  The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions.  Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues increased 14.3% in the first quarter of fiscal 2016.  EPP revenues rose 12.5% versus the prior year’s quarter, primarily due to the growth of our retail unit sales.  Net third-party finance fees were relatively flat compared with the first quarter of fiscal 2015, reflecting the net effect of changes in mix among providers and the overall increase in retail units sold.  Vehicles financed by the Tier 3 providers and those included in the CAF loan origination test represented 14.5% of retail unit sales in the first quarter of fiscal 2016 versus 16.1% in the corresponding prior year period.

Seasonality.  Historically, our business has been seasonal.  Our stores  typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are generally slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

Gross Profit

	Three Months Ended May 31
(In millions)	2015	2014	Change
Used vehicle gross profit	$361.9	$334.1	8.3%
New vehicle gross profit	0.8	1.8	(55.4)
Wholesale vehicle gross profit	104.9	101.6	3.3
Other gross profit	76.2	64.2	18.7
Total	$543.8	$501.7	8.4%

Gross Profit Per Unit

	Three Months Ended May 31
	2015		2014
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,200	11.0	$2,220	10.9
New vehicle gross profit	371	1.4	709	2.6
Wholesale vehicle gross profit	1,032	18.2	1,046	18.6
Other gross profit	457	89.1	419	85.8
Total gross profit	$3,262	13.5	$3,277	13.4

(1)Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.

(2)Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.    We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and the pace of our inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit per unit.

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

The 8.3% increase in used vehicle gross profit in the first quarter of fiscal 2016 was primarily driven by the 9.3% increase in total used unit sales.  Used vehicle gross profit per unit remained relatively flat compared with the prior year period.

Wholesale Vehicle Gross Profit.    Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as the continued strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.  Our ability to adjust appraisal offers in response to changes in the wholesale pricing environment is a key factor that influences wholesale gross profit.

The 3.3% increase in wholesale gross profit in the first quarter of fiscal 2016 primarily reflected the 4.7% increase in wholesale unit sales.  Wholesale gross profit per unit was similar to prior year’s first quarter.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees and service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent commissions paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to Tier 3 providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Other gross profit rose 18.7% in the first quarter of fiscal 2016, largely due to the improvement in other sales and revenues discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative Expenses

Components of SG&A Expense

	Three Months Ended May 31
(In millions, except per unit data)	2015	2014	Change
Compensation and benefits (1)	$201.8	$178.9	12.8%
Store occupancy costs	65.3	58.3	12.0
Advertising expense	33.7	30.7	9.8
Other overhead costs (2)	49.0	45.5	7.7
Total SG&A expenses	$349.8	$313.4	11.6%
SG&A per unit	$2,098	$2,047	$51

(1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

SG&A expenses increased 11.6% in the first quarter of fiscal 2016.  The increase primarily reflected the 12% growth in our store base since the beginning of last year’s first quarter (representing the addition of 16 stores) and a $7.9 million increase in share-based compensation expense, as well as higher variable selling costs resulting from our 4.9% increase in comparable store used unit sales.  SG&A per retail unit for the first quarter of fiscal 2016 was $2,098, up $51 year-over-year, of which $39 related to the increase in share-based compensation expense.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense declined 6.6% to $7.1 million in the first quarter of fiscal 2016, despite having a higher level of outstanding long-term debt compared with the prior year period.  During the first quarter of fiscal 2016, interest expense was reduced by $2.8 million of capitalized interest while no interest was capitalized during the first quarter of fiscal 2015.

Income Taxes.    The effective income tax rate was 38.5% in the first quarter of fiscal 2016 versus 38.3% in the first quarter of fiscal 2015.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects the interest and fee income generated by CAF’s portfolio of auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

Components of CAF Income

	Three Months Ended May 31
(In millions)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$164.9	7.6	$147.0	8.0
Interest expense	(28.1)	(1.3)	(23.1)	(1.2)
Total interest margin	136.8	6.3	123.9	6.7
Provision for loan losses	(13.6)	(0.6)	(15.8)	(0.9)
Total interest margin after
provision for loan losses	123.2	5.7	108.1	5.8

Total direct expenses	(14.1)	(0.7)	(13.5)	(0.7)
CarMax Auto Finance income	$109.1	5.0	$94.6	5.1

Total average managed receivables	$8,664.6		$7,390.1

(1)	Annualized percentage of total average managed receivables.

The 15.3% increase in CAF income in the first quarter of fiscal 2016 was attributable to a combination of factors, including an increase in average managed receivables and continued favorable loss experience, partially offset by a lower total interest margin percentage.  Average managed receivables grew 17.2% to $8.66 billion in the current year’s first quarter.  In recent quarters, we experienced better-than-anticipated loan charge-offs, which had a favorable effect on both the provision for loan losses and the ending allowance for loan losses.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 6.3% in the first quarter of fiscal 2016 from 6.7% in the corresponding prior year period.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

CAF Origination Information

	Three Months Ended May 31
	2015 (1)	2014 (1)
Net loans originated (in millions)	$1,364.7	$1,236.3
Vehicle units financed	70,293	63,191
Penetration rate (2)	42.2%	41.3%
Weighted average contract rate	7.4%	7.2%
Weighted average credit score (3)	698	699
Weighted average loan-to-value (LTV) (4)	94.4%	93.4%
Weighted average term (in months)	65.8	65.5

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

Net loans originated in the first quarter of fiscal 2016 grew 10.4% to $1.36 billion largely due to the growth in our retail unit sales, as well as an increase in CAF’s penetration rate to 42.2% from 41.3% in the prior year’s first quarter.

Loan Origination Test.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our Tier 3 providers.  As of May 31, 2015, a total of $87.2 million of net loans had been originated in this test.  Because the loans in this test have higher loss and delinquency rates than the remainder of the CAF portfolio, they also have higher contract rates.  The test is being funded separately from the remainder of CAF’s portfolio and is not included in our current securitization program.

Allowance for Loan Losses

	As of May 31
(In millions)	2015	% (1)	2014	% (1)
Balance as of beginning of year	$81.7	0.97	$69.9	0.97
Charge-offs	(34.3)		(32.0)
Recoveries	22.7		21.7
Provision for loan losses	13.6		15.8
Balance as of end of period	$83.7	0.94	$75.4	1.00

(1)Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The 11.0% year-over-year increase in the dollar amount of the end-of-period allowance largely reflected the growth in managed receivables.  The decrease in the allowance for loan losses as a percent of managed receivables resulted from the better-than-anticipated net credit loss experience.

Loan Performance Information

	Three Months Ended May 31
(In millions)	2015	2014
Net credit losses on managed receivables	$11.6	$10.3
Total average managed receivables	$8,664.6	$7,390.1
Annualized net credit losses as a percentage of
total average managed receivables	0.54%	0.56%
Total ending managed receivables	$8,862.6	$7,573.8
Past due accounts as a percentage of ending
managed receivables	2.65%	2.51%
Average recovery rate	54.8%	57.8%

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

In fiscal 2016, we plan to open 14 new stores and relocate one store whose lease is expiring.  In each of the following two years, we plan to open between 13 and 16 stores.  In fiscal 2016, we also plan to remodel approximately 15 older stores.  We currently estimate capital expenditures will total approximately $360 million in fiscal 2016.

We currently plan to open the following stores within 12 months from May 31, 2015:

Planned Store Openings – Next 12 Months

Location	Television Market	Market Status	Planned Opening Date
Cranston, Rhode Island (1)	Providence	Existing	Q2 Fiscal 2016
Parker, Colorado (1)	Denver	Existing	Q2 Fiscal 2016
Loveland, Colorado (1)	Denver	Existing	Q2 Fiscal 2016
Tallahassee, Florida	Tallahassee	New	Q2 Fiscal 2016
Richmond, Texas	Houston	Existing	Q3 Fiscal 2016
Gaithersburg, Maryland (2)	Washington/Baltimore	Existing	Q3 Fiscal 2016
Maplewood, Minnesota	Minneapolis/St Paul	Existing	Q3 Fiscal 2016
Norwood, Massachusetts	Boston	New	Q4 Fiscal 2016
Danvers, Massachusetts	Boston	Existing	Q4 Fiscal 2016
Bloomington, Illinois	Peoria/Bloomington	New	Q4 Fiscal 2016
Buford, Georgia	Atlanta	Existing	Q4 Fiscal 2016
O'Fallon, Illinois	St. Louis	Existing	Q4 Fiscal 2016
Pleasanton, California	San Francisco	New	Q1 Fiscal 2017
Santa Rosa, California	San Francisco	Existing	Q1 Fiscal 2017
Springfield, Illinois	Springfield	New	Q1 Fiscal 2017

(1)	Store opened in June 2015.
(2)	Represents a store relocation being made in connection with the expiration of the lease on our Rockville, Maryland store.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.

Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement (including capital expenditures and inventory purchases) and CAF.  Since fiscal 2013, we have also elected to use cash to repurchase stock as part of our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility or through other financing sources.

Operating Activities.  During the first quarter of fiscal 2016,  we generated $117.6 million of net cash from operating activities, while we used $209.1 million in operating activities in the prior year’s first quarter.  The net cash provided by or used in operating activities included increases in auto loan receivables of $391.0 million in the current year period and $415.7 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

Reconciliation of Adjusted Net Cash from Operating Activities

	Three Months Ended May 31
(In millions)	2015	2014
Net cash provided by (used in) operating activities	$117.6	$(209.1)
Add: Net issuances of non-recourse notes payable (1)	391.5	378.5
Adjusted net cash provided by operating activities	$509.1	$169.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of May 31, 2015, total inventory was $1.84 billion, representing a decrease of $242.8 million or 11.6%, compared with the balance as of the start of the fiscal year.  The decrease reflected a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2015 to better position ourselves for seasonal sales opportunities. Compared with May 31, 2014, inventories increased 9.6%, primarily reflecting the growth of our store base.

Investing Activities.    Net cash used in investing activities totaled $97.1 million in the first quarter of fiscal 2016 compared with $94.1 million in the first quarter of fiscal 2015.  Capital expenditures were $59.4 million in the current year period versus $53.7 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2015, we owned 90 and leased 57 of our 147 used car locations.

Financing Activities.  During the first three months of the fiscal year, net cash provided by financing activities totaled $303.6 million in fiscal 2016 compared with $207.5 million in fiscal 2015.  Included in these amounts were net increases in total non-recourse notes payable of $391.5 million and $378.5 million, respectively, which were used to provide the financing for the majority of the increases of $391.0 million and $415.7 million, respectively, in auto loan receivables (see Operating Activities).  Net cash provided by financing activities was reduced by stock repurchases of $117.6 million in the first quarter of fiscal 2016 compared with $171.9 million in the first quarter of fiscal 2015.

Total Debt and Cash and Cash Equivalents

	As of May 31	As of February 28
(In thousands)	2015	2015
Borrowings under revolving credit facility	$781	$10,785
Other long-term debt	300,000	300,000
Finance and capital lease obligations	323,103	327,838
Non-recourse notes payable	8,862,123	8,470,629
Total debt	$9,486,007	$9,109,252
Cash and cash equivalents	$351,698	$27,606

We have a $1.0 billion unsecured revolving credit facility, which expires in August 2016.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 10 for additional information on the revolving credit facility.

In November 2014, we entered into a $300 million floating rate term loan due November 2017.  See Note 10 for additional information on the term loan.

The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles.  Loans originated in the CAF loan origination test are being funded using existing working capital and are not included in our current securitization program.

The timing of principal payments on the non-recourse notes payable is based on principal collections, net of losses, on the securitized auto loan receivables.    The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of May 31, 2015, $7.77 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through November 2021, but may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first quarter of fiscal 2016, we completed one term securitization, funding a total of $1.17 billion of auto loan receivables.

As of May 31, 2015, $1.09 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of May 31, 2015, the combined warehouse facility limit was $2.3 billion, and unused warehouse capacity totaled $1.21 billion.  Of the combined warehouse facility limit, $800 million will expire in July 2015 and $1.5 billion will expire in February 2016.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

We expect that adjusted net cash provided by operations and other funding arrangements, sale-leaseback transactions and borrowings under existing, new or expanded credit facilities will be sufficient to fund CAF, capital expenditures, repurchases of stock and working capital for the foreseeable future.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet our future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.

Beginning in fiscal 2013, our board of directors authorized the repurchase of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion, and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2015, the board had authorized a total of $3.8 billion of repurchases.  At that date, $2.25 billion was available for repurchase under the authorizations, of which $249.3 million expires on December 31, 2015, and $2.0 billion expires on December 31, 2016.  See Note 11 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS

We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

▪	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
▪	Events that damage our reputation or harm the perception of the quality of our brand.
▪	Changes in general or regional U.S. economic conditions.
▪	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
▪	Changes in the attractiveness or availability of consumer credit provided by our third-party financing providers.
▪	Changes in the availability of extended protection plan products from third-party providers.
▪	Our inability to recruit, develop and retain associates and maintain positive associate relations.
▪	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.
▪	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information.
▪	Significant changes in prices of new and used vehicles.
▪	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.
▪	Factors related to the regulatory and legislative environment in which we operate.
▪	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.
▪	The failure of key information systems.
▪	The effect of various litigation matters.
▪	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.
▪

The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

▪	Factors related to the seasonal fluctuations in our business.
▪	The occurrence of severe weather events.
▪	Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 40 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk since February 28, 2015.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2015.

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

Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2015, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock which was exhausted in fiscal 2015.  On April 4, 2014, we announced that the board had authorized the repurchase of up to an additional $1 billion of our common stock, expiring on December 31, 2015.  On October 22, 2014, we announced that the board had further authorized the repurchase of up to an additional $2 billion of our common stock, expiring on December 31, 2016.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2016.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program

March 1-31, 2015	956,471	$64.62	956,471	$2,307,451,509
April 1-30, 2015	269,600	$69.35	269,600	$2,288,754,848
May 1-31, 2015	550,858	$71.56	550,858	$2,249,335,540
Total	1,776,929		1,776,929

Item 6.Exhibits

3.1CarMax, Inc. Bylaws, as amended and restated April 13, 2015, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 13, 2015 (File No. 1-31420), are incorporated by this reference.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 8, 2015

EXHIBIT INDEX

3.1CarMax, Inc. Bylaws, as amended and restated April 13, 2015, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed April 13, 2015 (File No. 1-31420), are incorporated by this reference.

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