Form 10-Q
period 2015-08-31
CARMAX INC
filed 2015-10-08
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2015
Common Stock, par value $0.50	202,634,839

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2015	%(1)	2014	%(1)	2015	%(1)	2014	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,150,220	81.1	$2,920,165	81.1	$6,442,878	81.6	$5,980,506	81.4
New vehicle sales	60,493	1.6	69,944	1.9	120,541	1.5	139,733	1.9
Wholesale vehicle sales	591,774	15.2	530,270	14.7	1,168,399	14.8	1,075,515	14.6
Other sales and revenues	82,426	2.1	78,815	2.2	167,983	2.1	153,636	2.1
NET SALES AND OPERATING REVENUES	3,884,913	100.0	3,599,194	100.0	7,899,801	100.0	7,349,390	100.0
Cost of sales	3,363,543	86.6	3,135,855	87.1	6,834,637	86.5	6,384,320	86.9
GROSS PROFIT	521,370	13.4	463,339	12.9	1,065,164	13.5	965,070	13.1
CARMAX AUTO FINANCE INCOME	98,279	2.5	92,574	2.6	207,387	2.6	187,189	2.5
Selling, general and administrative expenses	330,784	8.5	297,638	8.3	680,563	8.6	611,084	8.3
Interest expense	7,450	0.2	7,351	0.2	14,553	0.2	14,952	0.2
Other expense	1,593	—	283	—	1,634	—	560	—
Earnings before income taxes	279,822	7.2	250,641	7.0	575,801	7.3	525,663	7.2
Income tax provision	107,594	2.8	96,123	2.7	221,599	2.8	201,492	2.7
NET EARNINGS	$172,228	4.4	$154,518	4.3	$354,202	4.5	$324,171	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	207,249		218,180		207,969		219,224
Diluted	209,648		221,070		210,645		222,351
NET EARNINGS PER SHARE:
Basic	$0.83		$0.71		$1.70		$1.48
Diluted	$0.82		$0.70		$1.68		$1.46

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2015	2014	2015	2014
NET EARNINGS	$172,228	$154,518	$354,202	$324,171
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	339	213	645	426

Net change in cash flow hedge
unrecognized losses	(30)	1,096	(1,403)	1,378
Other comprehensive income (loss), net of taxes	309	1,309	(758)	1,804
TOTAL COMPREHENSIVE INCOME	$172,537	$155,827	$353,444	$325,975

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	As of August 31	As of February 28
(In thousands except share data)	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,477	$27,606
Restricted cash from collections on auto loan receivables	335,075	294,122
Accounts receivable, net	100,832	137,690
Inventory	1,911,549	2,086,874
Deferred income taxes	10,333	8,100
Other current assets	45,459	44,646
TOTAL CURRENT ASSETS	2,503,725	2,599,038
Auto loan receivables, net	9,116,512	8,435,504
Property and equipment, net	2,016,520	1,862,538
Deferred income taxes	166,669	167,638
Other assets	149,139	133,483
TOTAL ASSETS	$13,952,565	$13,198,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$453,864	$454,810
Accrued expenses and other current liabilities	226,371	250,307
Accrued income taxes	1,169	1,554
Short-term debt	2,122	785
Current portion of long-term debt	—	10,000
Current portion of finance and capital lease obligations	21,584	21,554
Current portion of non-recourse notes payable	296,867	258,163
TOTAL CURRENT LIABILITIES	1,001,977	997,173
Long-term debt, excluding current portion	300,000	300,000
Finance and capital lease obligations, excluding current portion	357,825	306,284
Non-recourse notes payable, excluding current portion	8,856,227	8,212,466
Other liabilities	225,552	225,493
TOTAL LIABILITIES	10,741,581	10,041,416

Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 204,930,606 and 208,869,688 shares issued and outstanding as of August 31, 2015 and February 28, 2015, respectively	102,465	104,435
Capital in excess of par value	1,161,678	1,123,520
Accumulated other comprehensive loss	(66,149)	(65,391)
Retained earnings	2,012,990	1,994,221
TOTAL SHAREHOLDERS’ EQUITY	3,210,984	3,156,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,952,565	$13,198,201

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2015	2014
OPERATING ACTIVITIES:
Net earnings	$354,202	$324,171
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	65,188	55,766
Share-based compensation expense	33,506	37,778
Provision for loan losses	39,244	36,208
Provision for cancellation reserves	42,459	38,463
Deferred income tax benefit	(738)	(6,530)
Loss on disposition of assets and other	1,810	917
Net decrease (increase) in:
Accounts receivable, net	36,858	(28,936)
Inventory	175,325	(67,531)
Other current assets	(1,923)	(11,706)
Auto loan receivables, net	(720,252)	(732,628)
Other assets	371	(313)
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(58,705)	(36,052)
Other liabilities	(52,089)	(46,226)
NET CASH USED IN OPERATING ACTIVITIES	(84,744)	(436,619)
INVESTING ACTIVITIES:
Capital expenditures	(145,727)	(135,293)
Proceeds from sales of assets	1,419	5,829
Increase in restricted cash from collections on auto loan receivables	(40,953)	(37,769)
Increase in restricted cash in reserve accounts	(5,484)	(6,640)
Release of restricted cash from reserve accounts	1,643	1,634
Purchases of money market securities, net	(6,126)	(8,753)
Purchases of trading securities	(4,355)	(3,107)
Sales of trading securities	101	306
NET CASH USED IN INVESTING ACTIVITIES	(199,482)	(183,793)
FINANCING ACTIVITIES:
Increase in short-term debt, net	1,337	1,647
Proceeds from revolving line of credit and long-term debt	20,000	—
Payments on revolving line of credit and long-term debt	(30,000)	—
Cash paid for debt issuance costs	(2,981)	—
Payments on finance and capital lease obligations	(9,741)	(8,712)
Issuances of non-recourse notes payable	5,106,805	3,803,000
Payments on non-recourse notes payable	(4,424,340)	(3,142,735)
Repurchase and retirement of common stock	(369,210)	(380,149)
Equity issuances	37,157	44,270
Excess tax benefits from share-based payment arrangements	28,070	29,790
NET CASH PROVIDED BY FINANCING ACTIVITIES	357,097	347,111
Increase (decrease) in cash and cash equivalents	72,871	(273,301)
Cash and cash equivalents at beginning of year	27,606	627,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,477	$354,600
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$19,992	$15,029
Cash paid for income taxes	$197,379	$191,401
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$9,198	$18,173
Increase in finance and capital lease obligations	$61,312	$5,297
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

Cash and Cash Equivalents.  Cash equivalents of $74.1 million as of August 31, 2015, and $48,000 as of February 28, 2015, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $335.1 million as of August 31, 2015, and $294.1 million as of February 28, 2015, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $876.3 million and $822.7 million as of August 31, 2015 and February 28, 2015, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $46.6 million as of August 31, 2015, and $42.7 million as of February 28, 2015.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $63.2 million as of August 31, 2015, and $52.4 million as of February 28, 2015.

Revenue Recognition.    We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends.

We also sell ESPs and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage of up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 7 for additional information on cancellation reserves.

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

Recent Accounting Pronouncements.
Effective in Future Periods.  In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2015-11) which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and prospective adoption is required.  We will adopt this pronouncement for our fiscal year beginning March 1, 2017.  We are still evaluating the effects of this pronouncement on our consolidated financial statements, but do not expect any such impacts to be material.

In August 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-14), which deferred the effective date of FASB ASU 2014-09, Revenue from Contracts with Customers, for all entities by one year. As a result, that accounting standard is now effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Based on this amendment, we will adopt FASB ASU 2014-09 for our fiscal year beginning March 1, 2018.
In August 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-15) related to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We will consider this clarification in conjunction with our adoption of FASB ASU 2015-03, which will occur for our fiscal year beginning March 1, 2016, and do not expect it to have a material impact on our consolidated financial statements.

3.    CarMax Auto Finance

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$169.8	7.6	$150.7	7.8	$334.6	7.6	$297.6	7.9
Interest expense	(30.8)	(1.4)	(23.9)	(1.2)	(58.8)	(1.3)	(47.0)	(1.2)
Total interest margin	139.0	6.2	126.8	6.6	275.8	6.2	250.6	6.6
Provision for loan losses	(25.6)	(1.1)	(20.4)	(1.1)	(39.2)	(0.9)	(36.2)	(1.0)
Total interest margin after
provision for loan losses	113.4	5.1	106.4	5.5	236.6	5.4	214.4	5.7

Total other expense	(0.1)	—	—	—	(0.1)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(7.1)	(0.3)	(6.3)	(0.3)	(13.9)	(0.3)	(12.5)	(0.3)
Other direct expenses	(7.9)	(0.4)	(7.5)	(0.4)	(15.2)	(0.4)	(14.7)	(0.4)
Total direct expenses	(15.0)	(0.7)	(13.8)	(0.7)	(29.1)	(0.7)	(27.2)	(0.7)
CarMax Auto Finance income	$98.3	4.4	$92.6	4.8	$207.4	4.7	$187.2	5.0
Total average managed receivables	$8,993.9		$7,724.5		$8,829.3		$7,557.3

(1)     Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $9.15 billion as of August 31, 2015 and $8.47 billion as of February 28, 2015.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2015	2015
Warehouse facilities	$1,243.0	$986.0
Term securitizations	7,613.2	7,226.5
Other receivables (1)	307.8	246.2
Total ending managed receivables	9,164.0	8,458.7
Accrued interest and fees	36.9	31.2
Other	3.4	27.3
Less allowance for loan losses	(87.8)	(81.7)
Auto loan receivables, net	$9,116.5	$8,435.5

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2015 (1)	% (2)	2015 (1)	% (2)
A	$4,447.3	48.5	$4,135.6	48.9
B	3,291.4	35.9	3,055.3	36.1
C and other	1,425.3	15.6	1,267.8	15.0
Total ending managed receivables	$9,164.0	100.0	$8,458.7	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Balance as of beginning of period	$83.7	0.94	$75.4	1.00	$81.7	0.97	$69.9	0.97
Charge-offs	(42.5)		(36.9)		(76.8)		(68.9)
Recoveries	21.0		18.9		43.7		40.6
Provision for loan losses	25.6		20.4		39.2		36.2
Balance as of end of period	$87.8	0.96	$77.8	0.99	$87.8	0.96	$77.8	0.99

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

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2015	% (1)	2015	% (1)
Total ending managed receivables	$9,164.0	100.0	$8,458.7	100.0
Delinquent loans:
31-60 days past due	$180.9	2.0	$152.1	1.8
61-90 days past due	72.3	0.8	52.5	0.6
Greater than 90 days past due	21.6	0.2	16.8	0.2
Total past due	$274.8	3.0	$221.4	2.6

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

To accomplish these objectives, we primarily use interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  These interest rate swaps are hedges of forecasted interest payments in anticipation of permanent funding in the term securitization market.

For these derivatives, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  These amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $6.0 million will be reclassified from AOCL as a decrease to CAF income.

In addition, we have issued floating rate notes in connection with our term securitizations.  To manage our exposure to interest rate movements, we have entered into interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the estimated life of the note.  The effective portion of the change in fair value for these derivatives is recorded in AOCL.

Any ineffective portion of these derivatives is recognized directly in CAF income.

Designated Cash Flow Hedge – Other Debt.  Our objective in using an interest rate derivative for our term loan is to manage our exposure to interest rate movements.  To accomplish this objective, we use an interest rate swap that involves the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments during the life of the loan without exchange of the underlying notional amount.  The effective portion of the change in fair value for this derivative is recorded in AOCL.  Any ineffective portion of the change in fair value is recognized in current income.

As of August 31, 2015 and February 28, 2015, we had interest rate swaps outstanding with a combined notional amount of $2.0 billion and $1.40 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of August 31, 2015		As of February 28, 2015
(In thousands)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate swaps (1)	$91	$—	$1,201	$—
Interest rate swaps (2)	—	(3,482)	—	(1,064)
Total	$91	$(3,482)	$1,201	$(1,064)

(1)     Reported in other current assets on the consolidated balance sheets.
(2)     Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2015	2014	2015	2014
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(1,955)	$(271)	$(6,271)	$(2,069)
Loss reclassified from AOCL into CAF income (1)	$(1,907)	$(2,076)	$(3,958)	$(4,339)
Loss recognized in CAF Income (2)	$(102)	$—	$(102)	$—

(1)    Represents the effective portion.
(2)    Represents the ineffective portion.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2015
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$505,039	$—	$505,039
Mutual fund investments	13,847	—	13,847
Derivative instruments	—	91	91
Total assets at fair value	$518,886	$91	$518,977

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	3.7%	—%	3.7%

Liabilities:
Derivative instruments	$—	$(3,482)	$(3,482)
Total liabilities at fair value	$—	$(3,482)	$(3,482)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2015
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$380,100	$—	$380,100
Mutual fund investments	9,242	—	9,242
Derivative instruments	—	1,201	1,201
Total assets at fair value	$389,342	$1,201	$390,543

Percent of total assets at fair value	99.7%	0.3%	100.0%
Percent of total assets	2.9%	—%	3.0%

Liabilities:
Derivative instruments	$—	$(1,064)	$(1,064)
Total liabilities at fair value	$—	$(1,064)	$(1,064)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and six months ended August 31, 2015.

7.    Cancellation Reserves

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2015	2014	2015	2014
Balance as of beginning of period	$100.3	$81.1	$94.4	$72.5
Cancellations	(14.4)	(12.5)	(28.8)	(25.0)
Provision for future cancellations	22.2	17.4	42.5	38.5
Balance as of end of period	$108.1	$86.0	$108.1	$86.0

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2015 and February 28, 2015, the current portion of cancellation reserves was $52.1 million and $44.8 million, respectively.

8.    Income Taxes

We had $27.1 million of gross unrecognized tax benefits as of August 31, 2015, and $25.0 million as of February 28, 2015.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2015, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2015	2014	2015	2014	2015	2014
Interest cost	$2,168	$2,008	$108	$113	$2,276	$2,121
Expected return on plan assets	(2,464)	(2,247)	—	—	(2,464)	(2,247)
Recognized actuarial loss	534	340	6	—	540	340
Net pension expense	$238	$101	$114	$113	$352	$214

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2015	2014	2015	2014	2015	2014
Interest cost	$4,336	$4,016	$216	$226	$4,552	$4,242
Expected return on plan assets	(4,929)	(4,514)	—	—	(4,929)	(4,514)
Recognized actuarial loss	1,017	680	12	—	1,029	680
Net pension expense	$424	$182	$228	$226	$652	$408

We made no contributions to the pension plan during the six months ended August 31, 2015, and do not anticipate making any contributions during the remainder of fiscal 2016.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2015.

10.    Debt

	As of August 31	As of February 28
(In thousands)	2015	2015
Short-term revolving credit facility	$2,122	$785
Current portion of long-term debt	—	10,000
Current portion of finance and capital lease obligations	21,584	21,554
Current portion of non-recourse notes payable	296,867	258,163
Total current debt	320,573	290,502
Long-term debt	300,000	300,000
Finance and capital lease obligations, excluding current portion	357,825	306,284
Non-recourse notes payable, excluding current portion	8,856,227	8,212,466
Total debt, excluding current portion	9,514,052	8,818,750
Total debt	$9,834,625	$9,109,252

Revolving Credit Facility.    During the second quarter of fiscal 2016, we entered into a new five-year, $1.2 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. The new credit facility replaced our $1.0 billion credit facility that was scheduled to expire in August 2016. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due ‘on demand’ or at maturity depending on the type of borrowing.  Borrowings with ‘on demand’ repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next fiscal year presented as a component of current portion of long-term debt.  As of August 31, 2015, the unused capacity of $1,197.9 million was fully available to us.

Term Loan.    During the second quarter of fiscal 2016, we extended the maturity of our $300 million term loan from November 2017 to August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate.  As of August 31, 2015, $300 million remained outstanding and no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. During fiscal 2016, finance lease obligations were increased by $61.3 million related to leases that were modified or extended beyond the original lease term.

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

As of August 31, 2015,  $7.91 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through March 2022, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2015, $1.24 billion of non-recourse notes payable was outstanding related to our warehouse facilities. During the second quarter of fiscal 2016, we increased the combined limit of our warehouse facilities by $200 million to $2.5 billion. As of August 31, 2015, the unused warehouse capacity totaled $1.26 billion.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2016 and $1.0 billion will expire in August 2016.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  We capitalized interest of $5.6 million in the first six months of fiscal 2016; no interest was capitalized in the first six months of fiscal 2015.

Financial Covenants.  The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2015, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock which was exhausted in fiscal 2015.  In fiscal 2015, our board of directors authorized the repurchase of up to an additional $3 billion of our common stock of which $1 billion was exhausted during the quarter ended August 31, 2015, and $2 billion expires on December 31, 2016.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2015	2014	2015	2014
Number of shares repurchased (in thousands)	3,878.4	4,024.8	5,655.3	7,866.7
Average cost per share	$64.40	$49.92	$65.37	$47.68
Available for repurchase, as of end of period (in millions)	$1,999.6	$907.0	$1,999.6	$907.0

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

Stock-Settled Market Stock Units.  Also referred to as market stock units, or MSUs, these are restricted stock unit awards with market conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final 40 trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  MSUs do not have voting rights.

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

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2015	2014	2015	2014
Cost of sales	$17	$1,247	$1,065	$1,574
CarMax Auto Finance income	441	961	598	1,637
Selling, general and administrative expenses	9,977	20,493	32,550	35,209
Share-based compensation expense, before income taxes	$10,435	$22,701	$34,213	$38,420

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2015	2014	2015	2014
Nonqualified stock options	$5,590	$6,887	$14,270	$15,007
Cash-settled restricted stock units	525	11,074	11,398	14,221
Stock-settled market stock units	2,641	3,472	5,537	7,593
Stock-settled performance stock units	344	—	1,238	—
Employee stock purchase plan	338	311	707	642
Restricted stock awards to non-employee directors	997	957	1,063	957
Share-based compensation expense, before income taxes	$10,435	$22,701	$34,213	$38,420

We recognize compensation expense for stock options, MSUs, PSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the six months ended August 31, 2015 or 2014.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2015	7,645	$35.59
Options granted	1,389	$73.70
Options exercised	(1,296)	$28.68
Options cancelled	(1)	$13.19
Outstanding as of August 31, 2015	7,737	$43.60	4.5	$152,314

Exercisable as of August 31, 2015	3,824	$33.63	3.5	$104,680

During the six months ended August 31, 2015 and 2014, we granted nonqualified options to purchase 1,388,661 and 2,003,238 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the six months ended August 31, 2015 and 2014, was $37.2 million and $44.3 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the six months ended August 31, 2015 and 2014, was $57.0 million and $85.9 million, respectively.  We realized related tax benefits of $22.8 million and $34.6 million during the six months ended August 31, 2015 and 2014, respectively.

Outstanding Stock Options

				As of August 31, 2015
				Options Outstanding			Options Exercisable
					Weighted	Weighted		Weighted
					Average Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43	-	$14.49	244	0.6	$11.81	244	$11.81
	$19.98	-	$31.76	2,078	3.2	$30.22	1,639	$29.84
	$32.69	-	$42.68	2,104	3.9	$39.24	1,430	$37.61
	$44.96	-	$49.25	1,916	5.6	$45.05	511	$45.05
	$67.82	-	$73.76	1,395	6.6	$73.68	—	—
Total				7,737	4.5	$43.60	3,824	$33.63

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

The weighted average fair value per share at the date of grant for options granted during the six months ended August 31, 2015 and 2014, was $20.60 and $13.21, respectively.  The unrecognized compensation costs related to nonvested options totaled $45.3 million as of August 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

Assumptions Used to Estimate Option Values

	Six Months Ended August 31
	2015			2014
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	25.8%	—	31.0%	25.2%	—	32.7%
Weighted average expected volatility			30.6%			31.9%
Risk-free interest rate (2)	0.00%	—	2.1%	0.03%	—	2.7%
Expected term (in years) (3)			4.7			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)     Based on the U.S. Treasury yield curve at the time of grant.
(3)     Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	1,530	$39.81
Stock units granted	418	$73.76
Stock units vested and converted	(516)	$31.88
Stock units cancelled	(52)	$49.05
Outstanding as of August 31, 2015	1,380	$52.72

During the six months ended August 31, 2015 and 2014, we granted 418,281 and 587,511 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the six months ended August 31, 2015 and 2014, was $73.76 and $44.96, respectively.  The RSUs are cash-settled upon vesting.  During the six months ended August 31, 2015 and 2014, we paid $32.8 million and $21.2 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs. We realized tax benefits of $13.1 million and $8.6 million during the six months ended August 31, 2015 and 2014, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of August 31, 2015
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2017	$13,909	$37,090
Fiscal 2018	16,093	42,914
Fiscal 2019	18,983	50,622
Total expected cash settlements	$48,985	$130,626

(1)     Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	774	$48.30
Stock units granted	107	$90.36
Stock units vested and converted	(327)	$40.91
Stock units cancelled	—	$—
Outstanding as of August 31, 2015	554	$60.77

During the six months ended August 31, 2015 and 2014, we granted 106,963 and 245,190 MSUs, respectively.  The weighted average fair value per MSU at the date of grant during the six months ended August 31, 2015 and 2014, was $90.36 and $55.37, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $16.6 million and $7.4 million for the six months ended August 31, 2015 and 2014, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $16.7 million as of August 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

Stock-Settled Performance Stock Unit Activity

Weighted
Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	—	$—
Stock units granted	66	$72.58
Stock units vested	—	$—
Stock units cancelled	—	$—
Outstanding as of August 31, 2015	66	$72.58

During the six months ended August 31, 2015, we granted 66,446 PSUs.  No PSUs were granted in fiscal 2015.  The weighted average fair value per PSU at the date of grant for PSUs granted during the six months ended August 31, 2015, was $72.58.  The fair value was the fair market value of a share of common stock on the date of the grant.  The unrecognized compensation costs related to nonvested PSUs totaled $3.6 million as of August 31, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

Restricted Stock Awards

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	23	$51.18
Restricted stock granted	19	$68.16
Restricted stock vested	(23)	$51.18
Restricted stock cancelled	—	—
Outstanding as of August 31, 2015	19	$68.16

During the six months ended August 31, 2015 and 2014, we granted 19,070 and 22,860 shares of RSAs, respectively. The fair value per RSA at the grant date for RSAs granted during the six months ended August 31, 2015 and 2014, was $68.16 and $51.18, respectively. We realized related tax benefits of $0.6 million for the six months ended August 31, 2015. No shares vested during fiscal 2015.  The unrecognized compensation costs related to nonvested RSAs totaled $0.3 million as of August 31, 2015. These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.8 years.

12.    Net Earnings per Share

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2015	2014	2015	2014
Net earnings	$172,228	$154,518	$354,202	$324,171

Weighted average common shares outstanding	207,249	218,180	207,969	219,224
Dilutive potential common shares:
Stock options	1,848	2,269	2,003	2,520
Stock-settled stock units and awards	551	621	673	607
Weighted average common shares and dilutive
potential common shares	209,648	221,070	210,645	222,351

Basic net earnings per share	$0.83	$0.71	$1.70	$1.48
Diluted net earnings per share	$0.82	$0.70	$1.68	$1.46

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2015 and 2014, options to purchase 1,390,869 shares and 2,885,903 shares of common stock, respectively, were not included. For the six months ended August 31, 2015 and 2014, weighted average options to purchase 1,101,612 shares and 2,586,357 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2015	$(59,220)	$(6,171)	$(65,391)
Other comprehensive loss before reclassifications	—	(3,804)	(3,804)
Amounts reclassified from accumulated other comprehensive loss	645	2,401	3,046
Other comprehensive income (loss)	645	(1,403)	(758)
Balance as of August 31, 2015	$(58,575)	$(7,574)	$(66,149)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2015	2014	2015	2014
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$221	$138	$416	$276
CarMax Auto Finance income	13	8	24	15
Selling, general and administrative expenses	306	194	589	389
Total amortization reclassifications recognized
in net pension expense	540	340	1,029	680
Tax expense	(201)	(127)	(384)	(254)
Amortization reclassifications recognized in net
pension expense, net of tax	339	213	645	426
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	339	213	645	426

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(1,955)	(271)	(6,271)	(2,069)
Tax benefit	769	107	2,467	814
Effective portion of changes in fair value, net of tax	(1,186)	(164)	(3,804)	(1,255)
Reclassifications to CarMax Auto Finance income	1,907	2,076	3,958	4,339
Tax expense	(751)	(816)	(1,557)	(1,706)
Reclassification of hedge losses, net of tax	1,156	1,260	2,401	2,633
Net change in cash flow hedge unrecognized losses,
net of tax	(30)	1,096	(1,403)	1,378
Total other comprehensive income (loss), net of tax	$309	$1,309	$(758)	$1,804

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $39.6 million as of August 31, 2015, and $39.0 million as of February 28, 2015.

14.    Contingent Liabilities

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration. The California Court of Appeal determined that the plaintiffs’ Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis. CarMax appealed this decision with respect to the Private Attorney General Act claim on March 9, 2015 by filing a petition for review with the California Supreme Court. On April 22, 2015, the California Supreme Court denied the petition for review. On August 20, 2015, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.6 million as of August 31, 2015, and $6.2 million as of February 28, 2015, and is included in accrued expenses and other current liabilities.

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

As of August 31, 2015, we operated 151 used car stores in 76 U.S. markets, covering 48 mid-sized markets, 21 large markets and 7 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 65 used car stores and we operated 4 new car franchises.

CarMax Auto Finance
In addition to third-party providers, we provide vehicle financing through CAF, which offers financing solely to our customers in our stores.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.4% of our retail vehicle unit sales in the first six months of fiscal 2016.  As of August 31, 2015, CAF serviced approximately 669,000 customer accounts in its $9.16 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Six Months Ended August 31, 2015
During the second quarter of fiscal 2016, net sales and operating revenues increased 7.9%, net earnings grew 11.5% and net earnings per share increased 17.1% versus the corresponding prior year period.  Our ongoing share repurchase program contributed to our earnings per share growth. Year-over-year comparisons were affected by items of a one-time nature in both the current and prior year periods. In the second quarter of fiscal 2015, net income per share included a $0.06 benefit from the receipt of settlement proceeds in a class action lawsuit. In the second quarter of fiscal 2016, net income per share included a $0.03 benefit related to a change in timing of our recognition of reconditioning overhead costs. Excluding these items, second quarter net earnings grew 17.1% and net earnings per share grew 23.4%.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the second quarter of fiscal 2016, we sold 156,516 used vehicles, representing 98.6% of the total 158,764 vehicles we sold at retail, 81.1% of our net sales and operating revenues and 65.0% of our gross profit.  Used vehicle unit sales grew 9.2%, including a 4.6% increase in comparable store used units and sales from newer stores not yet included in our comparable store base.  Used vehicle gross profit per unit remained relatively flat at $2,166 versus $2,173 in the prior year's second quarter.

Wholesale sales are also a significant contributor to our revenues and net income.  During the second quarter of fiscal 2016, we sold 106,522 wholesale vehicles, representing 15.2% of our net sales and operating revenues and 19.4% of our gross profit.  Wholesale vehicle unit sales grew 8.7%, primarily reflecting the growth in our store base. Wholesale vehicle gross profit per unit increased to $951 from $874 in the prior year's second quarter.

Other sales and revenues, which include commissions earned on the sale of EPP products, service department sales and net third-party finance fees, grew 4.6% in the second quarter versus the prior year period. These items represented 15.4% of our gross profit in the second quarter of fiscal 2016, including the benefit related to the change in timing of our recognition of reconditioning overhead costs.

Income from our CAF segment totaled $98.3 million in the second quarter of fiscal 2016, up 6.2% versus the prior year period.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.

During the first six months of fiscal 2016, net sales and operating revenues increased 7.5%, net earnings grew 9.3% and net earnings per share increased 15.1%. Excluding the one-time items mentioned above, net income increased 11.7% and net earnings per share grew 17.9%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first six months of fiscal 2016, liquidity was primarily provided by $597.8 million of adjusted net cash provided by operating activities (a non-GAAP measure), which includes $682.5 million of net issuances of non-recourse notes payable.  This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 5.7 million common shares repurchased under our share repurchase program and our store growth.

During the first six months of fiscal 2016, net cash used in operating activities totaled $84.7 million, while adjusted net cash provided by operating activities, including the net issuances of non-recourse notes payable, totaled $597.8 million.  When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been securitized with non-recourse notes payable, which are separately reflected as cash provided by financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash used in operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “Financial Condition – Liquidity and Capital Resources.”

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

We are still in the midst of the national rollout of our retail concept, and as of August 31, 2015, we had used car stores located in markets that represented approximately 63% of the U.S. population.  During the first six months of fiscal 2016, we opened seven stores, and during the remainder of the fiscal year, we plan to open seven new stores and relocate one store whose lease is expiring.  In each of the following two fiscal years, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following August 31, 2015, see the table included in “Planned Future Activities”.

For additional information about risks and uncertainties facing our Company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2015.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2015	2014	Change	2015	2014	Change
Used vehicle sales	$3,150.2	$2,920.2	7.9%	$6,442.9	$5,980.5	7.7%
New vehicle sales	60.5	69.9	(13.5)%	120.5	139.7	(13.7)%
Wholesale vehicle sales	591.8	530.3	11.6%	1,168.4	1,075.5	8.6%
Other sales and revenues:
Extended protection plan revenues	64.1	63.0	1.8%	135.8	126.7	7.2%
Service department sales	32.9	28.6	15.0%	63.8	56.9	12.1%
Third-party finance fees, net	(14.6)	(12.7)	(14.1)%	(31.6)	(30.0)	(5.3)%
Total other sales and revenues	82.4	78.8	4.6%	168.0	153.6	9.3%
Total net sales and operating revenues	$3,884.9	$3,599.2	7.9%	$7,899.8	$7,349.4	7.5%

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2015	2014	Change	2015	2014	Change
Used vehicles	156,516	143,325	9.2%	321,026	293,853	9.2%
New vehicles	2,248	2,581	(12.9)%	4,463	5,178	(13.8)%
Wholesale vehicles	106,522	97,989	8.7%	208,152	195,087	6.7%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2015	2014	Change	2015	2014	Change
Used vehicles	$19,983	$20,215	(1.1)%	$19,915	$20,193	(1.4)%
New vehicles	$26,799	$26,991	(0.7)%	$26,897	$26,875	0.1%
Wholesale vehicles	$5,336	$5,249	1.7%	$5,391	$5,349	0.8%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2015	2014	2015	2014
Used vehicle units	4.6%	0.2%	4.8%	1.8%
Used vehicle revenues	3.3%	4.2%	3.3%	5.4%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base.  In September 2015, we relocated our Rockville, Maryland store and concurrently removed it from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2015	2014	2015	2014
Used vehicle units	9.2%	6.3%	9.2%	8.0%
Used vehicle revenues	7.9%	10.6%	7.7%	12.0%

Wholesale vehicle units	8.7%	7.4%	6.7%	8.6%
Wholesale vehicle revenues	11.6%	11.7%	8.6%	11.4%

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2015	2014	2015	2014
Used car stores, beginning of period	147	135	144	131
Store openings	4	4	7	8
Used car stores, end of period	151	139	151	139

During the first six months of fiscal 2016, we opened seven stores, including three stores in new markets (Minneapolis, Gainesville and Tallahassee) and four stores in existing markets (one store each in Philadelphia and Providence and two stores in Denver).  The Gainesville and Tallahassee stores are small format stores.  Small format stores are generally located in smaller markets or areas where the sales opportunity is below that of mid-sized or large markets.  While these stores are anticipated to sell fewer vehicles compared with our stores in larger markets, they have a smaller footprint, employ fewer associates and have less overhead compared with other CarMax stores.

During the second quarter of fiscal 2016, we gave notice to Chrysler and Nissan regarding our plans to relinquish new car franchises held for each of those manufacturers. These two franchises, which are co-located on the sites of used car stores in Atlanta and Baltimore, will cease operations during the third quarter of fiscal 2016.

Used Vehicle Sales.  The 7.9% increase in used vehicle revenues in the second quarter of fiscal 2016 resulted from a 9.2% increase in used unit sales partially offset by a 1.1% decrease in used vehicle average selling price.  The increase in used unit sales included a 4.6% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Comparable store used unit sales were driven by improved conversion.  The modest decrease in average selling price primarily reflected lower acquisition costs and a change in the mix of vehicles sold.

The 7.7% increase in used vehicle revenues in the first six months of fiscal 2016 resulted from a 9.2% increase in used unit sales partially offset by a 1.4% decrease in used vehicle average selling price.  The increase in used unit sales included a 4.8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Comparable store used unit sales benefited from both improved conversion and growth in customer traffic.  Similar to the second quarter, the modest decrease in average selling price primarily reflected lower acquisition costs and a change in the mix of vehicles sold.

Wholesale Vehicle Sales.    Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 11.6% increase in wholesale vehicle revenues in the second quarter of fiscal 2016 primarily resulted from a 8.7% increase in wholesale unit sales.  Wholesale vehicle unit sales benefited from the growth in our store base and a calendar shift that resulted in one extra Monday auction date compared with the prior year's quarter. We hold a majority of our wholesale auctions on Mondays. Excluding the extra Monday auction, wholesale vehicle unit sales would have increased approximately 5.0% year-over-year.

The 8.6% increase in wholesale vehicle revenues in the first six months of fiscal 2016 primarily resulted from a 6.7% increase in wholesale unit sales.  Wholesale unit sales primarily benefited from the growth in our store base and the extra Monday auction date. Excluding the extra Monday auction, wholesale vehicle unit sales would have increased approximately 5.0% versus the first six months of fiscal 2015.

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

Other sales and revenues increased 4.6% in the second quarter of fiscal 2016.  EPP revenues rose 1.8% versus the prior year’s quarter, reflecting the growth in our retail unit sales, partially offset by an increase in estimated cancellation reserves. Net third-party finance fees increased 14.1% compared to the prior year's quarter due to the increase in retail units sold, as well as shifts in the mix among third-party providers. Vehicles financed by the Tier 3 providers and those included in the CAF loan origination test represented 13.5% of retail unit sales in the second quarter of fiscal 2016 versus 13.8% in the corresponding prior year period.

Other sales and revenues increased 9.3% in the first six months of fiscal 2016.  EPP revenues rose 7.2% versus the prior year period, primarily due to the growth of our retail unit sales.  Net third-party finance fee payments increased 5.3% compared with the first six months of fiscal 2015, reflecting the net effect of changes in mix among financing sources and the overall increase in retail units sold.  Vehicles financed by the Tier 3 providers and those included in the CAF loan origination test represented 14.0% of retail unit sales in the first six months of fiscal 2016 versus 15.0% in the corresponding prior year period.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are generally slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2015	2014	Change	2015	2014	Change
Used vehicle gross profit	$338.9	$311.5	8.8%	$700.8	$645.6	8.6%
New vehicle gross profit	1.1	2.1	(44.9)	2.0	3.9	(49.8)
Wholesale vehicle gross profit	101.3	85.7	18.2	206.2	187.2	10.1
Other gross profit	80.1	64.1	24.8	156.2	128.3	21.7
Total	$521.4	$463.3	12.5%	$1,065.2	$965.1	10.4%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2015		2014		2015		2014
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,166	10.8	$2,173	10.7	$2,183	10.9	$2,197	10.8
New vehicle gross profit	508	1.9	803	3.0	440	1.6	756	2.8
Wholesale vehicle gross profit	951	17.1	874	16.2	990	17.6	960	17.4
Other gross profit	504	97.1	440	81.4	480	93.0	429	83.5
Total gross profit	$3,284	13.4	$3,176	12.9	$3,273	13.5	$3,227	13.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
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

Used vehicle gross profit increased 8.8% in the second quarter and 8.6% in the first six months of fiscal 2016. These increases were primarily driven by the growth in total used unit sales, which increased 9.2% in both the second quarter and the first six months of the fiscal year.  In both periods, used vehicle gross profit per unit remained relatively flat compared with the corresponding prior year period.

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

The 18.2% increase in wholesale gross profit in the second quarter of fiscal 2016 primarily reflected the 8.7% increase in wholesale unit sales and an 8.8% improvement in wholesale vehicle gross profit per unit.

The 10.1% increase in wholesale gross profit in the first six months of fiscal 2016 primarily reflected the 6.7% increase in wholesale unit sales and a 3.1% improvement in wholesale vehicle gross profit per unit.

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

Other gross profit rose 24.8% in the second quarter and 21.7% in the first six months of fiscal 2016, reflecting the increase in other sales and revenues discussed above, as well as a $10.4 million one-time increase in service department gross profits recorded in the second quarter of fiscal 2016. This increase resulted from a change in timing of our recognition of reconditioning overhead costs. These costs, which previously had been expensed as incurred, are now allocated to the carrying cost of inventory.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative Expenses

COMPONENTS OF SG&A EXPENSE

	Three Months Ended August 31			Six Months Ended August 31
(In millions, except per unit data)	2015	2014	Change	2015	2014	Change
Compensation and benefits (1)	$180.3	$181.5	(0.7)%	$382.1	$360.5	6.0%
Store occupancy costs	68.6	60.0	14.3%	133.9	118.3	13.2%
Advertising expense	34.8	29.4	18.4%	68.5	60.1	14.0%
Other overhead costs (2)	47.1	26.7	76.4%	96.1	72.2	33.1%
Total SG&A expenses	$330.8	$297.6	11.1%	$680.6	$611.1	11.4%
SG&A per unit (3)	$2,083	$2,040	$43	$2,091	$2,044	$47

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

(3)	Calculated as total SG&A expense divided by total retail units.

SG&A expenses increased 11.1% in the second quarter of fiscal 2016.  In the prior year's second quarter, SG&A was reduced by $20.9 million, representing our receipt of settlement proceeds in a class action lawsuit. Excluding this item, second quarter SG&A expenses increased 3.9% year-over-year primarily due to the 12% growth in our store base since the beginning of last year’s second quarter (representing the addition of 16 stores), partially offset by a $10.5 million decrease in share-based compensation expense.  Excluding the prior year legal settlement gain, SG&A per retail unit decreased $100 in the second quarter of fiscal 2016 to $2,083, with $78 of this decrease resulting from the decline in share-based compensation expense.

SG&A expenses increased 11.4% in the first six months of fiscal 2016.  Excluding the prior year's $20.9 million settlement proceeds, SG&A expense increased 7.7% in the first six months of fiscal 2016. The increase primarily reflected the 15% growth in our store base, from 131 used car stores as of the beginning of fiscal 2015 to 151 stores as of August 31, 2015, partially offset by a $2.7 million decrease in share-based compensation expense. Excluding the prior year legal settlement gain, SG&A per retail unit decreased $22 in the first six months of fiscal 2016 to $2,091, with $18 of this decrease resulting from the decline in share-based compensation expense.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased 1.4% to $7.5 million in the second quarter of fiscal 2016, while it declined 2.7% to $14.6 million in the first six months of fiscal 2016. In both the three- and six-month periods of fiscal 2016, we had higher levels of outstanding long-term debt compared with the corresponding prior year periods.  However, during fiscal 2016, interest expense was reduced by capitalized interest of $2.8 million in the second quarter and $5.6 million in the first six months of fiscal 2016. No interest was capitalized during the second quarter or the first six months of fiscal 2015.

Income Taxes.    The effective income tax rate was 38.5% in the second quarter and the first six months of fiscal 2016 versus 38.4% in the second quarter and 38.3% in the first six months of fiscal 2015.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

COMPONENTS OF CAF INCOME

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$169.8	7.6	$150.7	7.8	$334.6	7.6	$297.6	7.9
Interest expense	(30.8)	(1.4)	(23.9)	(1.2)	(58.8)	(1.3)	(47.0)	(1.2)
Total interest margin	139.0	6.2	126.8	6.6	275.8	6.2	250.6	6.6
Provision for loan losses	(25.6)	(1.1)	(20.4)	(1.1)	(39.2)	(0.9)	(36.2)	(1.0)
Total interest margin after provision
for loan losses	113.4	5.1	106.4	5.5	236.6	5.4	214.4	5.7

Total other expense	(0.1)	—	—	—	(0.1)	—	—	—

Total direct expenses	(15.0)	(0.7)	(13.8)	(0.7)	(29.1)	(0.7)	(27.2)	(0.7)

CarMax Auto Finance income	$98.3	4.4	$92.6	4.8	$207.4	4.7	$187.2	5.0

Total average managed receivables	$8,993.9		$7,724.5		$8,829.3		$7,557.3

(1)     Annualized percentage of total average managed receivables.

CAF income increased 6.2% in the second quarter of fiscal 2016 and 10.8% in the first six months of fiscal 2016. The increase for both periods was attributable to a combination of factors, including an increase in average managed receivables, partially offset by a lower total interest margin percentage.  Average managed receivables grew 16.4% in the second quarter and 16.8% in the first six months of fiscal 2016 driven by the rise in CAF loan originations in recent years. For the six-month period of fiscal 2016, we also experienced better-than-anticipated loan charge-offs, which had a favorable effect on the provision for loan losses.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 6.2% in both the second quarter and the first six months of fiscal 2016 from 6.6% in the corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or further competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

CAF ORIGINATION INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Net loans originated (in millions)	$1,323.5	$1,165.3	$2,688.1	$2,401.7
Vehicle units financed	67,803	59,412	138,096	122,603
Penetration rate (2)	42.7%	40.7%	42.4%	41.0%
Weighted average contract rate	7.2%	7.0%	7.3%	7.1%
Weighted average credit score (3)	703	703	701	701
Weighted average loan-to-value (LTV) (4)	94.8%	94.1%	94.6%	93.7%
Weighted average term (in months)	65.8	65.2	65.8	65.3

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

Net loans originated in the first six months of fiscal 2016 grew 11.9% to $2.69 billion largely due to the growth in our retail unit sales, as well as the increase in CAF’s penetration rate to 42.4% from 41.0% in the corresponding prior year period.

Loan Origination Test.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our Tier 3 providers.  As of August 31, 2015, a total of $99.6 million of net loans had been originated in this test.  Because the loans in this test have higher loss and delinquency rates than the remainder of the CAF portfolio, they also have higher contract rates.  The test is being funded separately from the remainder of CAF’s portfolio and is not included in our current securitization program.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Balance as of beginning of period	$83.7	0.94	$75.4	1.00	$81.7	0.97	$69.9	0.97
Charge-offs	(42.5)		(36.9)		(76.8)		(68.9)
Recoveries	21.0		18.9		43.7		40.6
Provision for loan losses	25.6		20.4		39.2		36.2
Balance as of end of period	$87.8	0.96	$77.8	0.99	$87.8	0.96	$77.8	0.99

(1)     Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The 12.9% year-over-year increase in the dollar amount of the end-of-period allowance largely reflected the growth in managed receivables.

LOAN PERFORMANCE INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2015	2014	2015	2014
Net credit losses on managed receivables	$21.5	$18.0	$33.1	$28.3
Total average managed receivables	$8,993.9	$7,724.5	$8,829.3	$7,557.3
Annualized net credit losses as a percentage of
total average managed receivables	0.96%	0.93%	0.75%	0.75%
Total ending managed receivables	$9,164.0	$7,891.0	$9,164.0	$7,891.0
Past due accounts as a percentage of ending
managed receivables	3.00%	2.79%	3.00%	2.79%
Average recovery rate	51.8%	54.7%	53.3%	57.1%

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

In fiscal 2016, we plan to open 14 new stores and relocate one store whose lease is expiring.  In each of the following two years, we plan to open between 13 and 16 stores.  In fiscal 2016, we also plan to remodel approximately 10 older stores.  We currently estimate capital expenditures will total approximately $360 million in fiscal 2016.

We currently plan to open the following stores within 12 months from August 31, 2015:

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Market Status	Planned Opening Date
Richmond, Texas (1)	Houston	Existing	Q3 Fiscal 2016
Gaithersburg, Maryland (1)(2)	Washington/Baltimore	Existing	Q3 Fiscal 2016
Maplewood, Minnesota (1)	Minneapolis/St. Paul	Existing	Q3 Fiscal 2016
Norwood, Massachusetts	Boston	New	Q4 Fiscal 2016
Danvers, Massachusetts	Boston	Existing	Q4 Fiscal 2016
Bloomington, Illinois	Peoria/Bloomington	New	Q4 Fiscal 2016
Buford, Georgia	Atlanta	Existing	Q4 Fiscal 2016
O'Fallon, Illinois	St. Louis	Existing	Q4 Fiscal 2016
Springfield, Illinois	Champaign/Springfield	New	Q1 Fiscal 2017
Pleasanton, California	San Francisco	New	Q1 Fiscal 2017
El Paso, Texas	El Paso	New	Q2 Fiscal 2017
Westborough, Massachusetts	Boston	Existing	Q2 Fiscal 2017
Fremont, California	San Francisco	Existing	Q2 Fiscal 2017
Santa Rosa, California	San Francisco	Existing	Q2 Fiscal 2017
Bristol, Tennessee	Tri-Cities TN/VA	New	Q2 Fiscal 2017

(1)     Store opened in September 2015.
(2)     Represents a store relocation being made in connection with the expiration of the lease on our Rockville, Maryland store.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores or our remodeling activities into a later period.

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

Operating Activities.  During the first six months of fiscal 2016, we used $84.7 million of net cash in operating activities, compared with $436.6 million in the prior year period.  The net cash used in operating activities included increases in auto loan receivables of $720.3 million in the current year period and $732.6 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Six Months Ended August 31, 2015
(In millions)	2015	2014
Net cash used in operating activities	$(84.7)	$(436.6)
Add: Net issuances of non-recourse notes payable (1)	682.5	660.3
Adjusted net cash provided by operating activities	$597.8	$223.7

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of August 31, 2015, total inventory was $1.91 billion, representing a decrease of $175.3 million or 8.4%, compared with the balance as of the start of the fiscal year.  The decrease reflected a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2015 to better position ourselves for seasonal sales opportunities. Compared with August 31, 2014, inventories increased 11.9%, primarily reflecting the growth of our store base, as well as additional inventory to support our 4.6% increase in second quarter comparable store used unit sales.

Investing Activities.    During the first six months of the fiscal year, net cash used in investing activities totaled $199.5 million in fiscal 2016 compared with $183.8 million in the fiscal 2015.  Capital expenditures were $145.7 million in the current year period versus $135.3 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2015, we owned 94 and leased 57 of our 151 used car stores.

Financing Activities.  During the first six months of the fiscal year, net cash provided by financing activities totaled $357.1 million in fiscal 2016 compared with $347.1 million in fiscal 2015.  Included in these amounts were net increases in total non-recourse notes payable of $682.5 million and $660.3 million, respectively, which were used to provide the financing for the majority of the increases of $720.3 million and $732.6 million, respectively, in auto loan receivables (see "Operating Activities").  Net cash provided by financing activities was reduced by stock repurchases of $369.2 million in the first six months of fiscal 2016 compared with $380.1 million in the first six months of fiscal 2015.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31	As of February 28
(In thousands)	2015	2015
Borrowings under revolving credit facility	$2,122	$10,785
Other long-term debt	300,000	300,000
Finance and capital lease obligations	379,409	327,838
Non-recourse notes payable	9,153,094	8,470,629
Total debt	$9,834,625	$9,109,252
Cash and cash equivalents	$100,477	$27,606

We have a $1.2 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  See Note 10 for additional information on the revolving credit facility.

We also have a $300 million floating rate term loan, which is due in August 2020.  See Note 10 for additional information on the term loan.

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

As of August 31, 2015, $7.91 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through March 2022, but may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first six months of fiscal 2016, we completed two term securitizations, funding a total of $2.17 billion of auto loan receivables.

As of August 31, 2015, $1.24 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of August 31, 2015, the combined warehouse facility limit was $2.5 billion, and unused warehouse capacity totaled $1.26 billion.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2016 and $1.0 billion will expire in August 2016.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

Beginning in fiscal 2013, our board of directors authorized the repurchase of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion, and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2015, the board had authorized a total of $3.8 billion of repurchases.  At that date, $2.0 billion was available for repurchase under the board's outstanding authorization, which expires on December 31, 2016.  See Note 11 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Changes in the attractiveness or availability of consumer credit provided by our third-party financing providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information.

•	Significant changes in prices of new and used vehicles.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic growth, including the inability to acquire or lease suitable real estate at favorable terms or to effectively manage our growth.

•	The failure of key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

•
The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	Factors related to the seasonal fluctuations in our business.

•	The occurrence of severe weather events.

•	Factors related to the geographic concentration of our stores.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock, which was exhausted in fiscal 2015.  On April 4, 2014, we announced that the board had authorized the repurchase of up to an additional $1 billion of our common stock, expiring on December 31, 2015. This authorization was exhausted during the quarter ended August 31, 2015.  On October 22, 2014, we announced that the board had further authorized the repurchase of up to an additional $2 billion of our common stock, expiring on December 31, 2016.  Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2016.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2015	711,321	$69.97	711,321	$2,199,565,441
July 1 - 31, 2015	1,308,492	$65.63	1,308,492	$2,113,685,971
August 1 - 31, 2015	1,858,555	$61.40	1,858,555	$1,999,561,583
Total	3,878,368		3,878,368

Item 6.    Exhibits

10.1
Credit Agreement, dated as of August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), and incorporated by this reference.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 8, 2015

EXHIBIT INDEX

10.1
Credit Agreement, dated as of August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), and incorporated by this reference.

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