Form 10-Q
period 2015-11-30
CARMAX INC
filed 2016-01-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2015
Common Stock, par value $0.50	195,729,323

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2015	%(1)	2014	%(1)	2015	%(1)	2014	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,908,963	82.1	$2,794,515	82.1	$9,351,841	81.7	$8,775,021	81.6
New vehicle sales	42,291	1.2	54,561	1.6	162,832	1.4	194,294	1.8
Wholesale vehicle sales	513,796	14.5	481,676	14.1	1,682,195	14.7	1,557,191	14.5
Other sales and revenues	79,019	2.2	74,482	2.2	247,002	2.2	228,118	2.1
NET SALES AND OPERATING REVENUES	3,544,069	100.0	3,405,234	100.0	11,443,870	100.0	10,754,624	100.0
Cost of sales	3,079,738	86.9	2,958,614	86.9	9,914,375	86.6	9,342,934	86.9
GROSS PROFIT	464,331	13.1	446,620	13.1	1,529,495	13.4	1,411,690	13.1
CARMAX AUTO FINANCE INCOME	92,316	2.6	89,722	2.6	299,703	2.6	276,911	2.6
Selling, general and administrative expenses	337,512	9.5	316,632	9.3	1,018,075	8.9	927,716	8.6
Interest expense	10,021	0.3	7,338	0.2	24,574	0.2	22,290	0.2
Other expense	1,157	—	1,536	—	2,791	—	2,096	—
Earnings before income taxes	207,957	5.9	210,836	6.2	783,758	6.8	736,499	6.8
Income tax provision	79,758	2.3	80,787	2.4	301,357	2.6	282,279	2.6
NET EARNINGS	$128,199	3.6	$130,049	3.8	$482,401	4.2	$454,220	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	201,291		214,228		205,760		217,568
Diluted	203,383		217,025		208,242		220,585
NET EARNINGS PER SHARE:
Basic	$0.64		$0.61		$2.34		$2.09
Diluted	$0.63		$0.60		$2.32		$2.06

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2015	2014	2015	2014
NET EARNINGS	$128,199	$130,049	$482,401	$454,220
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	322	214	967	640

Net change in cash flow hedge
unrecognized losses	(837)	(1,605)	(2,240)	(227)
Other comprehensive (loss) income, net of taxes	(515)	(1,391)	(1,273)	413
TOTAL COMPREHENSIVE INCOME	$127,684	$128,658	$481,128	$454,633

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	As of November 30	As of February 28
(In thousands except share data)	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,346	$27,606
Restricted cash from collections on auto loan receivables	316,186	294,122
Accounts receivable, net	88,530	137,690
Inventory	2,153,270	2,086,874
Deferred income taxes	10,878	8,100
Other current assets	32,673	44,646
TOTAL CURRENT ASSETS	2,634,883	2,599,038
Auto loan receivables, net	9,318,313	8,435,504
Property and equipment, net	2,105,807	1,862,538
Deferred income taxes	174,059	167,638
Other assets	148,103	133,483
TOTAL ASSETS	$14,381,165	$13,198,201
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$420,856	$454,810
Accrued expenses and other current liabilities	211,833	250,307
Accrued income taxes	328	1,554
Short-term debt	36	785
Current portion of long-term debt	—	10,000
Current portion of finance and capital lease obligations	14,673	21,554
Current portion of non-recourse notes payable	275,828	258,163
TOTAL CURRENT LIABILITIES	923,554	997,173
Long-term debt, excluding current portion	864,000	300,000
Finance and capital lease obligations, excluding current portion	391,856	306,284
Non-recourse notes payable, excluding current portion	9,060,090	8,212,466
Other liabilities	229,910	225,493
TOTAL LIABILITIES	11,469,410	10,041,416

Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 197,563,192 and 208,869,688 shares issued and outstanding as of November 30, 2015 and February 28, 2015, respectively	98,781	104,435
Capital in excess of par value	1,136,607	1,123,520
Accumulated other comprehensive loss	(66,664)	(65,391)
Retained earnings	1,743,031	1,994,221
TOTAL SHAREHOLDERS’ EQUITY	2,911,755	3,156,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,381,165	$13,198,201

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2015	2014
OPERATING ACTIVITIES:
Net earnings	$482,401	$454,220
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	100,504	84,994
Share-based compensation expense	45,284	57,192
Provision for loan losses	70,165	60,274
Provision for cancellation reserves	61,048	53,764
Deferred income tax benefit	(8,322)	(13,347)
Loss on disposition of assets and other	3,007	2,486
Net decrease (increase) in:
Accounts receivable, net	49,160	(8,257)
Inventory	(66,396)	(323,249)
Other current assets	12,397	(22,061)
Auto loan receivables, net	(952,974)	(1,050,733)
Other assets	268	(2,910)
Net decrease in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(109,243)	(16,321)
Other liabilities	(68,878)	(60,667)
NET CASH USED IN OPERATING ACTIVITIES	(381,579)	(784,615)
INVESTING ACTIVITIES:
Capital expenditures	(240,835)	(238,860)
Proceeds from sales of assets	1,520	5,833
Increase in restricted cash from collections on auto loan receivables	(22,064)	(16,419)
Increase in restricted cash in reserve accounts	(8,383)	(11,323)
Release of restricted cash from reserve accounts	5,907	6,340
Purchases of money market securities, net	(6,106)	(8,604)
Purchases of trading securities	(4,759)	(3,468)
Sales of trading securities	101	333
NET CASH USED IN INVESTING ACTIVITIES	(274,619)	(266,168)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(749)	1,992
Proceeds from issuance of long-term debt	1,137,300	300,000
Payments on long-term debt	(583,300)	—
Cash paid for debt issuance costs	(3,104)	(496)
Payments on finance and capital lease obligations	(13,310)	(13,395)
Issuances of non-recourse notes payable	7,430,805	5,882,000
Payments on non-recourse notes payable	(6,565,516)	(4,950,011)
Repurchase and retirement of common stock	(816,181)	(695,582)
Equity issuances	44,855	54,293
Excess tax benefits from share-based payment arrangements	31,138	33,961
NET CASH PROVIDED BY FINANCING ACTIVITIES	661,938	612,762
Increase (decrease) in cash and cash equivalents	5,740	(438,021)
Cash and cash equivalents at beginning of year	27,606	627,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,346	$189,880
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$30,511	$22,232
Cash paid for income taxes	$268,076	$287,905
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$6,563	$16,538
Increase in finance and capital lease obligations	$92,001	$11,697
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

We seek to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESP”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.  At two locations we also sell new vehicles under franchise agreements.

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

Cash and Cash Equivalents.  Cash equivalents of $78,000 as of November 30, 2015, and $48,000 as of February 28, 2015, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $316.2 million as of November 30, 2015, and $294.1 million as of February 28, 2015, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $901.6 million and $822.7 million as of November 30, 2015 and February 28, 2015, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $45.2 million as of November 30, 2015, and $42.7 million as of February 28, 2015.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $63.3 million as of November 30, 2015, and $52.4 million as of February 28, 2015.

Revenue Recognition.    We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends.

We also sell ESP and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage of up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize commission revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional commissions based upon the level of underwriting profits of the third parties who administer the products.  These additional commissions are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the commissions that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 7 for additional information on cancellation reserves.

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

Recent Accounting Pronouncements.
Effective in Future Periods.  In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2015-17) which simplifies the balance sheet classification of deferred taxes. This pronouncement requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts, as is required under current guidance.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively. This pronouncement would be effective for our fiscal year beginning March 1, 2017, but early adoption is permitted.   We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

In January 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-01) related to financial instruments (FASB ASC Subtopic 825-10). This pronouncement requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018, and are currently evaluating the effect on our consolidated financial statements.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$172.3	7.4	$152.7	7.6	$507.0	7.5	$450.4	7.8
Interest expense	(33.0)	(1.4)	(24.8)	(1.2)	(91.9)	(1.4)	(71.8)	(1.2)
Total interest margin	139.3	6.0	127.9	6.4	415.1	6.2	378.6	6.5
Provision for loan losses	(30.9)	(1.3)	(24.1)	(1.2)	(70.2)	(1.0)	(60.3)	(1.0)
Total interest margin after
provision for loan losses	108.4	4.7	103.8	5.2	344.9	5.1	318.3	5.5

Total other expense	(0.3)	—	—	—	(0.4)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(7.1)	(0.3)	(6.3)	(0.3)	(21.0)	(0.3)	(18.8)	(0.3)
Other direct expenses	(8.7)	(0.4)	(7.8)	(0.4)	(23.8)	(0.4)	(22.6)	(0.4)
Total direct expenses	(15.8)	(0.7)	(14.1)	(0.7)	(44.8)	(0.7)	(41.4)	(0.7)
CarMax Auto Finance income	$92.3	4.0	$89.7	4.5	$299.7	4.5	$276.9	4.8
Total average managed receivables	$9,261.4		$8,026.2		$8,973.3		$7,713.6

(1)     Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $9.34 billion as of November 30, 2015 and $8.47 billion as of February 28, 2015.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2015	2015
Warehouse facilities	$1,391.0	$986.0
Term securitizations	7,669.1	7,226.5
Other receivables (1)	311.4	246.2
Total ending managed receivables	9,371.5	8,458.7
Accrued interest and fees	37.4	31.2
Other	0.3	27.3
Less allowance for loan losses	(90.9)	(81.7)
Auto loan receivables, net	$9,318.3	$8,435.5

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2015 (1)	% (2)	2015 (1)	% (2)
A	$4,553.9	48.6	$4,135.6	48.9
B	3,340.1	35.6	3,055.3	36.1
C and other	1,477.5	15.8	1,267.8	15.0
Total ending managed receivables	$9,371.5	100.0	$8,458.7	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Balance as of beginning of period	$87.8	0.96	$77.8	0.99	$81.7	0.97	$69.9	0.97
Charge-offs	(51.9)		(43.8)		(128.7)		(112.7)
Recoveries	24.1		22.3		67.7		62.9
Provision for loan losses	30.9		24.1		70.2		60.3
Balance as of end of period	$90.9	0.97	$80.4	0.98	$90.9	0.97	$80.4	0.98

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2015	% (1)	2015	% (1)
Total ending managed receivables	$9,371.5	100.0	$8,458.7	100.0
Delinquent loans:
31-60 days past due	$201.1	2.1	$152.1	1.8
61-90 days past due	78.7	0.8	52.5	0.6
Greater than 90 days past due	24.1	0.3	16.8	0.2
Total past due	$303.9	3.2	$221.4	2.6

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

For these derivatives, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  These amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of fixed-rate debt.  During the next 12 months, we estimate that an additional $7.2 million will be reclassified from AOCL as a decrease to CAF income.

In addition, we have issued floating rate notes in connection with some of our term securitizations.  To manage our exposure to interest rate movements, we have entered into interest rate swaps that involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the estimated life of the note.  The effective portion of the change in fair value for these derivatives is recorded in AOCL.

Any ineffective portion of these derivatives is recognized directly in CAF income.

Designated Cash Flow Hedge – Other Debt.  Our objective in using an interest rate derivative for our term loan is to manage our exposure to interest rate movements.  To accomplish this objective, we use an interest rate swap that involves the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments without exchange of the underlying notional amount.  The effective portion of the change in fair value for this derivative is recorded in AOCL.  Any ineffective portion of the change in fair value is recognized in current income.

Fair Values of Derivative Instruments

	As of November 30, 2015		As of February 28, 2015
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$1,625	(1,632)	$1,201	(1,064)

(1)     Reported in other current assets on the consolidated balance sheets.
(2)     Reported in accounts payable on the consolidated balance sheets.

As of November 30, 2015 and February 28, 2015, we had interest rate swaps outstanding with a combined notional amount of $2.30 billion and $1.40 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2015	2014	2015	2014
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(3,325)	$(4,525)	$(9,596)	$(6,594)
Loss reclassified from AOCL into CAF income (1)	$(1,944)	$(1,881)	$(5,902)	$(6,220)
Loss recognized in CAF Income (2)	$(336)	$—	$(438)	$—

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2015
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$410,777	$—	$410,777
Mutual fund investments	13,989	—	13,989
Derivative instruments	—	1,625	1,625
Total assets at fair value	$424,766	$1,625	$426,391

Percent of total assets at fair value	99.6%	0.4%	100.0%
Percent of total assets	3.0%	—%	3.0%

Liabilities:
Derivative instruments	$—	$(1,632)	$(1,632)
Total liabilities at fair value	$—	$(1,632)	$(1,632)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2015
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$380,100	$—	$380,100
Mutual fund investments	9,242	—	9,242
Derivative instruments	—	1,201	1,201
Total assets at fair value	$389,342	$1,201	$390,543

Percent of total assets at fair value	99.7%	0.3%	100.0%
Percent of total assets	2.9%	—%	3.0%

Liabilities:
Derivative instruments	$—	$(1,064)	$(1,064)
Total liabilities at fair value	$—	$(1,064)	$(1,064)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and nine months ended November 30, 2015.

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

Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2015	2014	2015	2014
Balance as of beginning of period	$108.1	$86.0	$94.4	$72.5
Cancellations	(16.9)	(12.4)	(45.6)	(37.4)
Provision for future cancellations	18.6	15.3	61.0	53.8
Balance as of end of period	$109.8	$88.9	$109.8	$88.9

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2015 and February 28, 2015, the current portion of cancellation reserves was $53.1 million and $44.8 million, respectively.

8.    Income Taxes

We had $27.5 million of gross unrecognized tax benefits as of November 30, 2015, and $25.0 million as of February 28, 2015.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2015, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Components of Net Pension Expense

	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2015	2014	2015	2014	2015	2014
Interest cost	$2,168	$2,008	$107	$113	$2,275	$2,121
Expected return on plan assets	(2,463)	(2,257)	—	—	(2,463)	(2,257)
Recognized actuarial loss	507	340	7	—	514	340
Net pension expense	$212	$91	$114	$113	$326	$204

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2015	2014	2015	2014	2015	2014
Interest cost	$6,504	$6,024	$323	$339	$6,827	$6,363
Expected return on plan assets	(7,392)	(6,771)	—	—	(7,392)	(6,771)
Recognized actuarial loss	1,524	1,020	19	—	1,543	1,020
Net pension expense	$636	$273	$342	$339	$978	$612

We made no contributions to the pension plan during the nine months ended November 30, 2015, and do not anticipate making any contributions during the remainder of fiscal 2016.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2015.

10.    Debt

	As of November 30	As of February 28
(In thousands)	2015	2015
Short-term borrowings on revolving credit facility	$36	$785
Current portion of long-term debt	—	10,000
Current portion of finance and capital lease obligations	14,673	21,554
Current portion of non-recourse notes payable	275,828	258,163
Total current debt	290,537	290,502
Long-term debt	864,000	300,000
Finance and capital lease obligations, excluding current portion	391,856	306,284
Non-recourse notes payable, excluding current portion	9,060,090	8,212,466
Total debt, excluding current portion	10,315,946	8,818,750
Total debt	$10,606,483	$9,109,252

Revolving Credit Facility.    We have a $1.2 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due "on demand" or at maturity depending on the type of borrowing.  Borrowings with "on demand" repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next twelve months presented as a component of current portion of long-term debt.  Outstanding borrowings of $564.0 million at November 30, 2015 are classified as long-term debt as no repayments are scheduled to be made within the next twelve months. However, conditions may change and we may elect to make payments. As of November 30, 2015, the unused capacity of $636.0 million was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate.  As of November 30, 2015, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. During fiscal 2016, finance lease obligations were increased by $92.0 million related to leases that were modified or extended beyond the original lease term.

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

As of November 30, 2015, $7.94 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through May 2022, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2015, $1.39 billion of non-recourse notes payable was outstanding related to our warehouse facilities. During the first nine months of fiscal 2016, we increased the combined limit of our warehouse facilities by $200 million to $2.5 billion. As of November 30, 2015, the unused warehouse capacity totaled $1.11 billion.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2016 and $1.0 billion will expire in August 2016.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  We capitalized interest of $7.6 million in the first nine months of fiscal 2016; no interest was capitalized in the first nine months of fiscal 2015.

Financial Covenants.  The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2015, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

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

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2015	2014	2015	2014
Number of shares repurchased (in thousands)	7,680.8	6,234.8	13,336.1	14,101.5
Average cost per share	$58.03	$52.48	$61.14	$49.80
Available for repurchase, as of end of period (in millions)	$1,553.8	$2,579.8	$1,553.8	$2,579.8

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

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2015	2014	2015	2014
Cost of sales	$394	$1,159	$1,459	$2,733
CarMax Auto Finance income	502	889	1,100	2,526
Selling, general and administrative expenses	11,178	17,637	43,728	52,846
Share-based compensation expense, before income taxes	$12,074	$19,685	$46,287	$58,105

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2015	2014	2015	2014
Nonqualified stock options	$5,794	$6,223	$20,064	$21,230
Cash-settled restricted stock units	2,960	10,121	14,358	24,342
Stock-settled market stock units	2,586	3,004	8,123	10,597
Stock-settled performance stock units	341	—	1,579	—
Employee stock purchase plan	296	271	1,003	913
Restricted stock awards to non-employee directors	97	66	1,160	1,023
Share-based compensation expense, before income taxes	$12,074	$19,685	$46,287	$58,105

We recognize compensation expense for stock options, MSUs, PSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved.  The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.  The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the nine months ended November 30, 2015 or 2014.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2015	7,645	$35.59
Options granted	1,391	$73.68
Options exercised	(1,596)	$28.10
Options cancelled	(21)	$69.68
Outstanding as of November 30, 2015	7,419	$44.25	4.4	$119,328

Exercisable as of November 30, 2015	3,600	$34.51	3.3	$82,110

During the nine months ended November 30, 2015 and 2014, we granted nonqualified options to purchase 1,390,948 and 2,050,919 shares of common stock, respectively.  The total cash received as a result of stock option exercises for the nine months ended November 30, 2015 and 2014, was $44.9 million and $54.3 million, respectively.  We settle stock option exercises with authorized but unissued shares of our common stock.  The total intrinsic value of options exercised for the nine months ended November 30, 2015 and 2014, was $67.0 million and $99.9 million, respectively.  We realized related tax benefits of $26.8 million and $40.2 million during the nine months ended November 30, 2015 and 2014, respectively.

Outstanding Stock Options

				As of November 30, 2015
				Options Outstanding			Options Exercisable
					Weighted	Weighted		Weighted
					Average Remaining	Average		Average
(Shares in thousands)				Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices				Shares	Life (Years)	Price	Shares	Price
	$11.43	-	$14.49	149	0.4	$11.90	149	$11.90
	$19.98	-	$31.76	1,953	3.0	$30.41	1,531	$30.06
	$32.69	-	$42.68	2,050	3.7	$39.30	1,390	$37.69
	$44.96	-	$59.75	1,892	5.4	$45.07	525	$45.12
	$67.82	-	$73.76	1,375	6.4	$73.68	5	73.76
Total				7,419	4.4	$44.25	3,600	$34.51

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

The weighted average fair value per share at the date of grant for options granted during the nine months ended November 30, 2015 and 2014, was $20.59 and $13.25, respectively.  The unrecognized compensation costs related to nonvested options totaled $39.3 million as of November 30, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.2 years.

Assumptions Used to Estimate Option Values

	Nine Months Ended November 30
	2015			2014
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	25.8%	—	31.8%	25.2%	—	32.7%
Weighted average expected volatility			30.6%			31.8%
Risk-free interest rate (2)	0.00%	—	2.1%	0.01%	—	2.7%
Expected term (in years) (3)			4.7			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)     Based on the U.S. Treasury yield curve at the time of grant.
(3)     Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	1,530	$39.81
Stock units granted	418	$73.76
Stock units vested and converted	(522)	$32.08
Stock units cancelled	(74)	$50.51
Outstanding as of November 30, 2015	1,352	$52.71

During the nine months ended November 30, 2015 and 2014, we granted 418,281 and 587,990 RSUs, respectively.  The initial fair market value per RSU at the date of grant for the RSUs granted during the nine months ended November 30, 2015 and 2014, was $73.76 and $44.96, respectively.  The RSUs are cash-settled upon vesting.  During the nine months ended November 30, 2015 and 2014, we paid $33.2 million and $21.6 million, respectively (before payroll tax withholdings), to RSU holders upon the vesting of RSUs. We realized tax benefits of $13.3 million and $8.7 million during the nine months ended November 30, 2015 and 2014, respectively.

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of November 30, 2015
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2017	$13,765	$36,707
Fiscal 2018	16,036	42,762
Fiscal 2019	18,922	50,457
Total expected cash settlements	$48,723	$129,926

(1)     Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	774	$48.30
Stock units granted	107	$90.31
Stock units vested and converted	(341)	$41.40
Stock units cancelled	(2)	$90.46
Outstanding as of November 30, 2015	538	$60.89

During the nine months ended November 30, 2015 and 2014, we granted 107,274 and 249,291 MSUs, respectively.  The weighted average fair value per MSU at the date of grant during the nine months ended November 30, 2015 and 2014, was $90.31 and $55.42, respectively.  The fair values were determined using a Monte-Carlo simulation and were based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  We realized related tax benefits of $17.1 million and $7.5 million for the nine months ended November 30, 2015 and 2014, respectively, from the vesting of market stock units.  The unrecognized compensation costs related to nonvested MSUs totaled $14.1 million as of November 30, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.

Stock-Settled Performance Stock Unit Activity

Weighted
Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	—	$—
Stock units granted	66	$72.58
Stock units vested	—	$—
Stock units cancelled	—	$—
Outstanding as of November 30, 2015	66	$72.58

During the nine months ended November 30, 2015, we granted 66,446 PSUs.  No PSUs were granted in fiscal 2015.  The weighted average fair value per PSU at the date of grant for PSUs granted during the nine months ended November 30, 2015, was $72.58.  The fair value was the fair market value of a share of common stock on the date of the grant.  The unrecognized compensation costs related to nonvested PSUs totaled $3.2 million as of November 30, 2015.  These costs are expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.

Restricted Stock Awards

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	23	$51.18
Restricted stock granted	19	$68.16
Restricted stock vested	(25)	$52.49
Restricted stock cancelled	—	—
Outstanding as of November 30, 2015	17	$68.16

During the nine months ended November 30, 2015 and 2014, we granted 19,070 and 22,860 shares of RSAs, respectively. The fair value per RSA at the grant date for RSAs granted during the nine months ended November 30, 2015 and 2014, was $68.16 and $51.18, respectively. We realized related tax benefits of $0.7 million for the nine months ended November 30, 2015. No shares vested during fiscal 2015.  The unrecognized compensation costs related to nonvested RSAs totaled $0.2 million as of November 30, 2015. These costs are expected to be recognized on a straight-line basis over a weighted average period of 0.6 years.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2015	2014	2015	2014
Net earnings	$128,199	$130,049	$482,401	$454,220

Weighted average common shares outstanding	201,291	214,228	205,760	217,568
Dilutive potential common shares:
Stock options	1,552	2,105	1,853	2,382
Stock-settled stock units and awards	540	692	629	635
Weighted average common shares and dilutive
potential common shares	203,383	217,025	208,242	220,585

Basic net earnings per share	$0.64	$0.61	$2.34	$2.09
Diluted net earnings per share	$0.63	$0.60	$2.32	$2.06

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2015 and 2014, options to purchase 1,383,861 shares and 1,707,581 shares of common stock, respectively, were not included. For the nine months ended November 30, 2015 and 2014, weighted average options to purchase 1,195,011 shares and 2,617,453 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss by Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2015	$(59,220)	$(6,171)	$(65,391)
Other comprehensive loss before reclassifications	—	(5,821)	(5,821)
Amounts reclassified from accumulated other comprehensive loss	967	3,581	4,548
Other comprehensive income (loss)	967	(2,240)	(1,273)
Balance as of November 30, 2015	$(58,253)	$(8,411)	$(66,664)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2015	2014	2015	2014
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized
in net pension expense:
Cost of sales	$212	$139	$628	$415
CarMax Auto Finance income	13	8	37	23
Selling, general and administrative expenses	289	193	878	582
Total amortization reclassifications recognized
in net pension expense	514	340	1,543	1,020
Tax expense	(192)	(126)	(576)	(380)
Amortization reclassifications recognized in net
pension expense, net of tax	322	214	967	640
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	322	214	967	640

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(3,325)	(4,525)	(9,596)	(6,594)
Tax benefit	1,308	1,779	3,775	2,593
Effective portion of changes in fair value, net of tax	(2,017)	(2,746)	(5,821)	(4,001)
Reclassifications to CarMax Auto Finance income	1,944	1,881	5,902	6,220
Tax expense	(764)	(740)	(2,321)	(2,446)
Reclassification of hedge losses, net of tax	1,180	1,141	3,581	3,774
Net change in cash flow hedge unrecognized losses,
net of tax	(837)	(1,605)	(2,240)	(227)
Total other comprehensive (loss) income, net of tax	$(515)	$(1,391)	$(1,273)	$413

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $39.9 million as of November 30, 2015, and $39.0 million as of February 28, 2015.

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

The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court's order granting CarMax's motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax's petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration. The California Court of Appeal determined that the plaintiffs’ Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis. CarMax appealed this decision with respect to the Private Attorney General Act claim on March 9, 2015 by filing a petition for review with the California Supreme Court. On April 22, 2015, the California Supreme Court denied the petition for review. On August 20, 2015, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court, which was denied. Therefore, the Private Attorney General Act claim may proceed in the California state court. The Fowler lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $4.8 million as of November 30, 2015, and $6.2 million as of February 28, 2015, and is included in accrued expenses and other current liabilities.

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

Our customers finance the majority of the retail vehicles purchased from us, and availability of on-the-spot financing is a critical component of the sales process.  We provide financing to qualified retail customers through CAF and our arrangements with industry-leading third-party finance providers.  All of the finance offers, whether by CAF or our third-party providers, are backed by a 3-day payoff option.

As of November 30, 2015, we operated 153 used car stores in 76 U.S. markets, covering 48 mid-sized markets, 21 large markets and 7 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 66 used car stores and we operated two new car franchises.

CarMax Auto Finance
In addition to third-party providers, we provide vehicle financing through CAF, which offers financing solely to customers buying vehicles from CarMax.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.6% of our retail vehicle unit sales in the first nine months of fiscal 2016.  As of November 30, 2015, CAF serviced approximately 688,000 customer accounts in its $9.37 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Nine Months Ended November 30, 2015
During the third quarter of fiscal 2016, net sales and operating revenues increased 4.1%, net earnings declined 1.4% and net earnings per share increased 5.0% versus the corresponding prior year period.  Our ongoing share repurchase program contributed to our earnings per share growth.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the third quarter of fiscal 2016, we sold 143,673 used vehicles, representing 98.9% of the total 145,249 vehicles we sold at retail, 82.1% of our net sales and operating revenues and 66.8% of our gross profit.  Used vehicle unit sales grew 3.2%, which included a 0.8% decrease in comparable store used units offset by sales from newer stores not yet included in our comparable store base.  Used vehicle gross profit per unit remained relatively flat at $2,160 versus $2,172 in the prior year's third quarter.

Wholesale sales are also a significant contributor to our revenues and net income.  During the third quarter of fiscal 2016, we sold 94,066 wholesale vehicles, representing 14.5% of our net sales and operating revenues and 19.2% of our gross profit.  Wholesale vehicle unit sales grew 3.4%, primarily reflecting the growth in our store base. Wholesale vehicle gross profit per unit increased to $949 from $927 in the prior year's third quarter.

Other sales and revenues, which include commissions earned on the sale of EPP products, service department sales and net third-party finance fees, grew 6.1% in the third quarter versus the prior year period. These items represented 13.8% of our gross profit in the third quarter of fiscal 2016.

Income from our CAF segment totaled $92.3 million in the third quarter of fiscal 2016, up 2.9% versus the prior year period.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.

During the first nine months of fiscal 2016, net sales and operating revenues increased 6.4%, net earnings grew 6.2% and net earnings per share increased 12.6%. Year-over-year comparisons were affected by items of a one-time nature in both the current and prior year periods. In the first nine months of fiscal 2015, net income per share included a $0.06 benefit from the receipt of settlement proceeds in a class action lawsuit. In the first nine months of fiscal 2016, net income per share included a $0.04 benefit related to a change in timing of our recognition of reconditioning overhead costs. Excluding these items, net earnings for the first nine months of fiscal 2016 grew 7.5% and net earnings per share grew 14.0%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first nine months of fiscal 2016, liquidity was primarily provided by $483.7 million of adjusted net cash provided by operating activities (a non-GAAP measure), which included $865.3 million of net issuances of non-recourse notes payable, and net borrowings of $553.3 million under our revolving credit facility.  This liquidity was primarily used to fund the 13.3 million common shares repurchased under our share repurchase program, our store growth and CAF.

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

We are still in the midst of the national rollout of our retail concept, and as of November 30, 2015, we had used car stores located in markets that represented approximately 63% of the U.S. population.  During the first nine months of fiscal 2016, we opened nine stores and relocated one store whose lease was set to expire, and during the remainder of the fiscal year, we plan to open five new stores.  In each of the next two fiscal years, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following November 30, 2015, see the table included in “Planned Future Activities”.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2015	2014	Change	2015	2014	Change
Used vehicle sales	$2,909.0	$2,794.5	4.1%	$9,351.8	$8,775.0	6.6%
New vehicle sales	42.3	54.6	(22.5)%	162.8	194.3	(16.2)%
Wholesale vehicle sales	513.8	481.7	6.7%	1,682.2	1,557.2	8.0%
Other sales and revenues:
Extended protection plan revenues	61.6	61.7	(0.1)%	197.4	188.4	4.8%
Service department sales	31.0	28.0	10.8%	94.8	84.9	11.6%
Third-party finance fees, net	(13.6)	(15.2)	10.4%	(45.1)	(45.1)	—%
Total other sales and revenues	79.0	74.5	6.1%	247.1	228.1	8.3%
Total net sales and operating revenues	$3,544.1	$3,405.2	4.1%	$11,443.9	$10,754.6	6.4%

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2015	2014	Change	2015	2014	Change
Used vehicles	143,673	139,158	3.2%	464,699	433,011	7.3%
New vehicles	1,576	2,009	(21.6)%	6,039	7,187	(16.0)%
Wholesale vehicles	94,066	90,988	3.4%	302,218	286,075	5.6%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2015	2014	Change	2015	2014	Change
Used vehicles	$20,094	$19,914	0.9%	$19,970	$20,104	(0.7)%
New vehicles	$26,720	$27,056	(1.2)%	$26,851	$26,926	(0.3)%
Wholesale vehicles	$5,243	$5,124	2.3%	$5,345	$5,277	1.3%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2015	2014	2015	2014
Used vehicle units	(0.8)%	7.4%	3.0%	3.5%
Used vehicle revenues	0.0%	9.9%	2.3%	6.8%

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

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2015	2014	2015	2014
Used vehicle units	3.2%	14.0%	7.3%	9.9%
Used vehicle revenues	4.1%	16.6%	6.6%	13.4%

Wholesale vehicle units	3.4%	10.0%	5.6%	9.0%
Wholesale vehicle revenues	6.7%	10.2%	8.0%	11.0%

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2015	2014	2015	2014
Used car stores, beginning of period	151	139	144	131
Store openings	2	4	9	12
Used car stores, end of period	153	143	153	143

During the first nine months of fiscal 2016, we opened nine new stores, including four stores in new markets (two stores in Minneapolis and one store each in Gainesville and Tallahassee) and five stores in existing markets (one store each in Philadelphia, Providence and Houston, and two stores in Denver).  The Gainesville and Tallahassee stores are small format stores.  Small format stores are generally located in smaller markets or areas where the sales opportunity is below that of mid-sized or large markets.  While these stores are anticipated to sell fewer vehicles compared with our stores in larger markets, they have a smaller footprint, employ fewer associates and have less overhead compared with other CarMax stores.

During the second quarter of fiscal 2016, we gave notice to Chrysler and Nissan regarding our plans to relinquish new car franchises held for each of those manufacturers. These two franchises, which were co-located on the sites of used car stores in Atlanta and Baltimore, ceased operations during the third quarter of fiscal 2016.

Used Vehicle Sales.  The 4.1% increase in used vehicle revenues in the third quarter of fiscal 2016 resulted from a 3.2% increase in used unit sales and a 0.9% increase in used vehicle average selling price.  The increase in used unit sales included the combination of a 0.8% decrease in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance reflected a modest decrease in store traffic, which was largely offset by improved conversion.  We believe that various factors in the market including, but not limited to, the availability and relative valuations of certain segments of used vehicle inventories, new vehicle lease and price promotions and a reduction in Tier 3 credit applications may have contributed to the modest decrease in store traffic. Changes in average selling price typically reflect changes in the mix of vehicles sold by age and/or vehicle type, as well as automotive wholesale industry pricing trends, which affect our acquisition costs.

The 6.6% increase in used vehicle revenues in the first nine months of fiscal 2016 resulted from a 7.3% increase in used unit sales partially offset by a 0.7% decrease in used vehicle average selling price.  The increase in used unit sales included a 3.0% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Comparable store used unit sales were driven by improved conversion.

Wholesale Vehicle Sales.    Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 6.7% increase in wholesale vehicle revenues in the third quarter of fiscal 2016 resulted from a 3.4% increase in wholesale unit sales and a 2.3% increase in wholesale vehicle average selling price.  The wholesale vehicle unit sales growth was due to the growth in our store base.

The 8.0% increase in wholesale vehicle revenues in the first nine months of fiscal 2016 primarily resulted from a 5.6% increase in wholesale unit sales and a 1.3% increase in wholesale vehicle average selling price.  Wholesale unit sales primarily benefited from the growth in our store base.

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

Other sales and revenues increased 6.1% in the third quarter of fiscal 2016.  EPP revenues were flat compared with the prior year’s quarter, as the effect of the growth in our retail unit sales was offset by an increase in estimated cancellation reserves. Net third-party finance fees improved 10.4% versus the prior year's quarter primarily due to shifts in the mix among third-party providers. Vehicles financed by the Tier 3 providers and those included in the CAF loan origination test represented 13.7% of retail unit sales in the third quarter of fiscal 2016 versus 15.2% in the corresponding prior year period.

Other sales and revenues increased 8.3% in the first nine months of fiscal 2016.  EPP revenues rose 4.8% versus the prior year period reflecting the growth of our retail unit sales, partially offset by higher estimated cancellation reserves.  Net third-party finance fee payments were flat compared with the first nine months of fiscal 2015, as the impact of our overall increase in retail units sold was offset by the effect of changes in mix among financing sources.  Vehicles financed by the Tier 3 providers and those included in the CAF loan origination test represented 13.9% of retail unit sales in the first nine months of fiscal 2016 versus 15.1% in the corresponding prior year period.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are generally slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2015	2014	Change	2015	2014	Change
Used vehicle gross profit	$310.4	$302.2	2.7%	$1,011.2	$947.8	6.7%
New vehicle gross profit	0.7	1.5	(52.3)	2.7	5.4	(50.5)
Wholesale vehicle gross profit	89.3	84.3	5.9	295.4	271.5	8.8
Other gross profit	63.9	58.6	9.2	220.2	186.9	17.8
Total	$464.3	$446.6	4.0%	$1,529.5	$1,411.7	8.3%

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2015		2014		2015		2014
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,160	10.7	$2,172	10.8	$2,176	10.8	$2,189	10.8
New vehicle gross profit	440	1.6	724	2.7	440	1.6	747	2.8
Wholesale vehicle gross profit	949	17.4	927	17.5	977	17.6	949	17.4
Other gross profit	440	81.0	415	78.7	468	89.1	425	82.0
Total gross profit	$3,197	13.1	$3,164	13.1	$3,249	13.4	$3,207	13.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total retail units sold.
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

Used vehicle gross profit increased 2.7% in the third quarter and 6.7% in the first nine months of fiscal 2016. These increases were primarily driven by the growth in total used unit sales, which increased 3.2% in the third quarter and 7.3% the first nine months of the fiscal year.  In both periods, used vehicle gross profit per unit remained relatively flat compared with the corresponding prior year period.

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

The 5.9% increase in wholesale gross profit in the third quarter of fiscal 2016 primarily reflected the 3.4% increase in wholesale unit sales and a 2.4% improvement in wholesale vehicle gross profit per unit.

The 8.8% increase in wholesale gross profit in the first nine months of fiscal 2016 primarily reflected the 5.6% increase in wholesale unit sales and a 3.0% improvement in wholesale vehicle gross profit per unit.

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

Other gross profit rose 9.2% in the third quarter and 17.8% in the first nine months of fiscal 2016, primarily reflecting the increase in other sales and revenues discussed above, as well as an increase in service department gross profits due to a change in the timing of our recognition of reconditioning overhead costs. These costs, which previously had been expensed as incurred, are now allocated to the carrying cost of inventory. Excluding this item, other gross profit increased 10.8% in the first nine months of fiscal 2016.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative Expenses

COMPONENTS OF SG&A EXPENSE

	Three Months Ended November 30			Nine Months Ended November 30
(In millions, except per unit data)	2015	2014	Change	2015	2014	Change
Compensation and benefits (1)	$176.9	$179.6	(1.5)%	$559.0	$540.1	3.5%
Store occupancy costs	70.1	61.9	13.2%	204.0	180.1	13.3%
Advertising expense	37.5	28.3	32.5%	106.0	88.4	19.9%
Other overhead costs (2)	53.0	46.8	13.2%	149.1	119.1	25.2%
Total SG&A expenses	$337.5	$316.6	6.6%	$1,018.1	$927.7	9.7%
SG&A per unit (3)	$2,324	$2,243	$81	$2,163	$2,107	$56

(1)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)
Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses. Costs for the nine months ended November 30, 2014, were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

(3)	Calculated as total SG&A expense divided by total retail units.

SG&A expenses increased 6.6% in the third quarter of fiscal 2016. The increase primarily reflected the 10% growth in our store base since the beginning of last year’s third quarter (representing the addition of 14 stores). In addition, the increase reflected a shift in the timing of advertising expenses related to our new advertising campaign, launched at the beginning of this year's third quarter. These expenses were partially offset by a $6.5 million decrease in share-based compensation expense.  SG&A per retail unit increased $81 in the third quarter of fiscal 2016 to $2,324.

SG&A expenses increased 9.7% in the first nine months of fiscal 2016.  In the prior year's second quarter, SG&A was reduced by $20.9 million, representing our receipt of settlement proceeds in a class action lawsuit. Excluding this item, SG&A expenses increased 7.3% for the nine-month period, primarily reflecting the 17% growth in our store base, from 131 used car stores as of the beginning of fiscal 2015 to 153 stores as of November 30, 2015, as well as the higher advertising expense. These expenses were partially offset by a $9.1 million decrease, or $27 per retail unit, in share-based compensation expense compared with the prior year's first nine months. Excluding the prior year legal settlement gain, SG&A per retail unit increased $8 in the first nine months of fiscal 2016 to $2,163.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased 36.6% to $10.0 million in the third quarter of fiscal 2016, while it rose 10.2% to $24.6 million in the first nine months of fiscal 2016. In both the three- and nine-month periods of fiscal 2016, we had higher levels of outstanding long-term debt compared with the corresponding prior year periods.  However, during fiscal 2016, interest expense was reduced by capitalized interest of $2.0 million in the third quarter and $7.6 million in the first nine months of fiscal 2016. No interest was capitalized during the third quarter or the first nine months of fiscal 2015.

Income Taxes.    The effective income tax rate was relatively consistent at 38.4% in the third quarter and 38.5% in the first nine months of fiscal 2016 versus 38.3% in both the third quarter and the first nine months of fiscal 2015.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

COMPONENTS OF CAF INCOME

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$172.3	7.4	$152.7	7.6	$507.0	7.5	$450.4	7.8
Interest expense	(33.0)	(1.4)	(24.8)	(1.2)	(91.9)	(1.4)	(71.8)	(1.2)
Total interest margin	139.3	6.0	127.9	6.4	415.1	6.2	378.6	6.5
Provision for loan losses	(30.9)	(1.3)	(24.1)	(1.2)	(70.2)	(1.0)	(60.3)	(1.0)
Total interest margin after provision
for loan losses	108.4	4.7	103.8	5.2	344.9	5.1	318.3	5.5

Total other expense	(0.3)	—	—	—	(0.4)	—	—	—

Total direct expenses	(15.8)	(0.7)	(14.1)	(0.7)	(44.8)	(0.7)	(41.4)	(0.7)

CarMax Auto Finance income	$92.3	4.0	$89.7	4.5	$299.7	4.5	$276.9	4.8

Total average managed receivables	$9,261.4		$8,026.2		$8,973.3		$7,713.6

(1)     Annualized percentage of total average managed receivables.

CAF income increased 2.9% in the third quarter of fiscal 2016 and 8.2% in the first nine months of fiscal 2016. The increase for both periods was attributable to a combination of factors, including an increase in average managed receivables, partially offset by a lower total interest margin percentage.  Average managed receivables grew 15.4% in the third quarter and 16.3% in the first nine months of fiscal 2016 driven by the rise in CAF loan originations in recent years.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 6.0% in the third quarter and 6.2% the first nine months of fiscal 2016 from 6.4% and 6.5%, respectively, in the corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

CAF ORIGINATION INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Net loans originated (in millions)	$1,224.0	$1,152.6	$3,912.1	$3,554.3
Vehicle units financed	62,251	58,947	200,347	181,550
Penetration rate (2)	42.9%	41.8%	42.6%	41.2%
Weighted average contract rate	7.3%	7.0%	7.3%	7.1%
Weighted average credit score (3)	704	703	702	702
Weighted average loan-to-value (LTV) (4)	94.8%	94.8%	94.7%	94.1%
Weighted average term (in months)	66.0	65.3	65.9	65.3

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

Net loans originated in the first nine months of fiscal 2016 grew 10.1% to $3.91 billion largely due to the growth in our retail unit sales, as well as the increase in CAF’s penetration rate to 42.6% from 41.2% in the corresponding prior year period.

Loan Origination Test.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our Tier 3 providers.  As of November 30, 2015, a total of $85.3 million receivables were outstanding related to this test.  Because the loans in this test have higher loss and delinquency rates than the remainder of the CAF portfolio, they also have higher contract rates.  The test is being funded separately from the remainder of CAF’s portfolio and is not included in our current securitization program.

ALLOWANCE FOR LOAN LOSSES

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
Balance as of beginning of period	$87.8	0.96	$77.8	0.99	$81.7	0.97	$69.9	0.97
Charge-offs	(51.9)		(43.8)		(128.7)		(112.7)
Recoveries	24.1		22.3		67.7		62.9
Provision for loan losses	30.9		24.1		70.2		60.3
Balance as of end of period	$90.9	0.97	$80.4	0.98	$90.9	0.97	$80.4	0.98

(1)     Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The 13.1% year-over-year increase in the dollar amount of the end-of-period allowance largely reflected the growth in managed receivables.

LOAN PERFORMANCE INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2015	2014	2015	2014
Net credit losses on managed receivables	$27.8	$21.5	$61.0	$49.8
Total average managed receivables	$9,261.4	$8,026.2	$8,973.3	$7,713.6
Annualized net credit losses as a percentage of
total average managed receivables	1.20%	1.07%	0.91%	0.86%
Total ending managed receivables	$9,371.5	$8,186.5	$9,371.5	$8,186.5
Past due accounts as a percentage of ending
managed receivables	3.24%	3.07%	3.24%	3.07%
Average recovery rate	49.7%	51.9%	52.0%	54.7%

The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

PLANNED FUTURE ACTIVITIES

In fiscal 2016, we plan to open 14 new stores and we have relocated one store whose lease was set to expire.  In each of the next two fiscal years, we plan to open between 13 and 16 stores.  In fiscal 2016, we also plan to remodel approximately 10 older stores.  We currently estimate capital expenditures will total approximately $360 million in fiscal 2016.

We currently plan to open the following stores within 12 months from November 30, 2015:

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Market Status	Planned Opening Date
Norwood, Massachusetts (1)	Boston	New	Q4 Fiscal 2016
Danvers, Massachusetts (1)	Boston	New	Q4 Fiscal 2016
Bloomington, Illinois	Peoria/Bloomington	New	Q4 Fiscal 2016
Buford, Georgia	Atlanta	Existing	Q4 Fiscal 2016
O'Fallon, Illinois	St. Louis	Existing	Q4 Fiscal 2016
Springfield, Illinois	Champaign/Springfield	New	Q1 Fiscal 2017
Pleasanton, California	San Francisco	New	Q1 Fiscal 2017
El Paso, Texas	El Paso	New	Q2 Fiscal 2017
Westborough, Massachusetts	Boston	Existing	Q2 Fiscal 2017
Fremont, California	San Francisco	Existing	Q2 Fiscal 2017
Santa Rosa, California	San Francisco	Existing	Q2 Fiscal 2017
Bristol, Tennessee	Tri-Cities TN/VA	New	Q2 Fiscal 2017
Meridian, Idaho	Boise	New	Q3 Fiscal 2017
Maple Shade, New Jersey	Philadelphia	Existing	Q3 Fiscal 2017
Daytona Beach, Florida	Orlando - Daytona Beach	Existing	Q3 Fiscal 2017
Kentwood, Michigan	Grand Rapids - Kalamazoo	New	Q3 Fiscal 2017

(1)     Store opened in December 2015.

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

We currently target an adjusted debt to total capital ratio in a range of 35% to 45%. In determining this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of rent expense and total shareholders' equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to achieve this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first nine months of fiscal 2016, we used $381.6 million of net cash in operating activities, compared with $784.6 million used in the prior year period.  The net cash used in operating activities included increases in auto loan receivables of $953.0 million in the current year period and $1,050.7 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Nine Months Ended November 30
(In millions)	2015	2014
Net cash used in operating activities	$(381.6)	$(784.6)
Add: Net issuances of non-recourse notes payable (1)	865.3	932.0
Adjusted net cash provided by operating activities	$483.7	$147.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of November 30, 2015, total inventory was $2.15 billion, representing an increase of $66.4 million, or 3.2%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected the net effect of (i) the addition of inventory to support new store openings in fiscal 2016 and (ii) a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2015 to better position ourselves for seasonal sales opportunities. Compared with November 30, 2014, inventories increased $188.6 million, or 9.6%, reflecting the growth of our store base and an increase in the average carrying cost of used vehicle inventory. Within our comparable store base, we had 0.7% fewer used vehicles in inventory as of November 30, 2015, compared with a year earlier.

Investing Activities.    During the first nine months of the fiscal year, net cash used in investing activities totaled $274.6 million in fiscal 2016 compared with $266.2 million in the fiscal 2015.  Capital expenditures were $240.8 million in the current year period versus $238.9 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of November 30, 2015, we owned 96 and leased 57 of our 153 used car stores.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $661.9 million in fiscal 2016 compared with $612.8 million in fiscal 2015.  Included in these amounts were net increases in total non-recourse notes payable of $865.3 million and $932.0 million, respectively, which were used to provide the financing for the majority of the increases of $953.0 million and $1,050.7 million, respectively, in auto loan receivables (see "Operating Activities").  During the first nine months of fiscal 2016, we increased net borrowings under our revolving credit facility by $553.3 million. The proceeds from these borrowings were primarily used to repurchase stock and fund seasonal increases in inventory. Net cash provided by financing activities was reduced by stock repurchases of $816.2 million in the first nine months of fiscal 2016 compared with $695.6 million in the first nine months of fiscal 2015.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30	As of February 28
(In thousands)	2015	2015
Borrowings under revolving credit facility	$564,036	$10,785
Other long-term debt	300,000	300,000
Finance and capital lease obligations	406,529	327,838
Non-recourse notes payable	9,335,918	8,470,629
Total debt	$10,606,483	$9,109,252
Cash and cash equivalents	$33,346	$27,606

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

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and are, therefore, accounted for as financings. During fiscal 2016, finance lease obligations were increased by $92.0 million related to leases that were modified or extended beyond their original lease term.

See Note 10 for additional information on our revolving credit facility, term loan and finance and capital lease obligations.

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

As of November 30, 2015, $7.94 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through May 2022, but may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2016, we completed three term securitizations, funding a total of $3.22 billion of auto loan receivables.

As of November 30, 2015, $1.39 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of November 30, 2015, the combined warehouse facility limit was $2.5 billion, and unused warehouse capacity totaled $1.11 billion.  Of the combined warehouse facility limit, $1.5 billion will expire in February 2016 and $1.0 billion will expire in August 2016.  The return requirements of the warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant effect on our funding costs.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

We expect that adjusted net cash provided by operations, borrowings under existing, new or expanded credit facilities and other funding arrangements will be sufficient to fund CAF, capital expenditures, repurchases of stock and working capital for the foreseeable future.  We anticipate that we will be able to enter into new, or renew or expand existing, funding arrangements to meet our future funding needs.  However, based on conditions in the credit markets, the cost for these arrangements could be materially higher than historical levels and the timing and capacity of these transactions could be dictated by market availability rather than our requirements.

Beginning in fiscal 2013, our board of directors authorized the repurchase of our common stock.  Purchases may be made in open market or privately negotiated transactions at management’s discretion, and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2015, the board had authorized a total of $3.8 billion of repurchases.  At that date, $1.55 billion was available for repurchase under the board's outstanding authorization, which expires on December 31, 2016.  See Note 11 for more information on share repurchase activity.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2016.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2015	2,301,677	$59.73	2,301,677	$1,862,075,452
October 1 - 31, 2015	2,714,631	$57.99	2,714,631	$1,704,645,942
November 1 - 30, 2015	2,664,509	$56.60	2,664,509	$1,553,846,841
Total	7,680,817		7,680,817

Item 6.    Exhibits

3.1
CarMax, Inc. Bylaws, as amended and restated December 8, 2015, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed December 8, 2015 (File No. 1-31420), and incorporated by this reference.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 7, 2016

EXHIBIT INDEX

3.1
CarMax, Inc. Bylaws, as amended and restated December 8, 2015, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed December 8, 2015 (File No. 1-31420), and incorporated by this reference.

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