Form 10-K
period 2016-02-29
CARMAX INC
filed 2016-04-22
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2015, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $12,500,766,966.
On March 31, 2016, there were 193,829,168 outstanding shares of CarMax, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CarMax, Inc. Notice of 2016 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 29, 2016

PART I
In this document, “we,” “our,” “us,” “CarMax” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•	Our projected future sales growth, comparable store sales growth, margins, earnings, CarMax Auto Finance income and earnings per share.

•	Our expectations of factors that could affect CarMax Auto Finance income.

•	Our expected future expenditures, cash needs, and financing sources.

•	Our expected capital structure, stock repurchases and indebtedness.

•	The projected number, timing and cost of new store openings.

•	Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.

•	Our sales and marketing plans.

•	The capabilities of our proprietary information technology systems and other systems.

•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.

•	Our assessment of competitors and potential competitors.

•	Our expectations for growth in our markets and in the used vehicle retail sector.

•	Our assessment of the effect of recent legislation and accounting pronouncements.

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

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. seeks to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  Our strategy is to revolutionize the used auto retailing market by addressing the major sources of customer dissatisfaction with traditional auto retailers.  By focusing on customer service, associate development and efficient execution, we have become the nation’s largest retailer of used cars, selling 619,936 used vehicles at retail during the fiscal year ended February 29, 2016.  In addition, we are one of the nation’s largest operators of wholesale vehicle auctions and one of the nation’s largest providers of used vehicle financing.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 29, 2016, we operated 158 used car stores in 78 metropolitan markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
CarMax Business
We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.
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
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory of more than 55,000 vehicles as of February 29, 2016, available for viewing on our website, carmax.com, as well as our mobile app.  Upon request by a customer, we will transfer virtually any used vehicle in this inventory to a local store.  This allows a single CarMax store to offer access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2016, approximately 30% of our vehicles sold were transferred at customer request.
In addition to retailing used vehicles, we sell new vehicles at two locations under franchise agreements.
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

Based on their age, mileage or condition, fewer than half of the vehicles acquired through our in-store appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.    As of February 29, 2016, we conducted wholesale auctions at 67 of our 158 stores.  During fiscal 2016, we sold 394,437 wholesale vehicles through these on-site auctions with an average auction sales rate of 97%.
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
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2016, more than 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 25% purchased GAP.
CarMax Auto Finance.    CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide customers with a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.8% of our retail used vehicle unit sales in fiscal 2016.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.  As of February 29, 2016, CAF serviced approximately 709,000 customer accounts in its $9.59 billion portfolio of managed receivables.
Competition
CarMax Sales Operations. The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. According to industry sources, as of December 31, 2015, there were approximately 18,000 franchised dealers in the U.S., and we believe there were approximately two times as many independent dealers.  Our primary retail competitors are franchised auto dealers, who sell the majority of late-model used vehicles.  Competition in our industry is increasingly affected by the use of internet-based marketing and other internet-based tools for both consumers and the dealers with whom we compete.
Based on industry data, there were approximately 40 million used cars sold in the U.S. in calendar 2015, of which approximately 22 million were estimated to be 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2015 we sold approximately 5% of the age 0- to 10-year old vehicles sold in the markets in which we operate, and less than 3% of the age 0- to 10-year old vehicles sold nationwide.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available on site and via carmax.com and our mobile app; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; and the locations of our retail stores.  In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.

Our wholesale auctions compete with other automotive auction houses.  In contrast to the highly fragmented used vehicle retail market, the automotive auction market has two primary competitors: Manheim, a subsidiary of Cox Enterprises, and KAR Auction Services, Inc., which together represent an estimated 70% of the North American wholesale car auction market.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles.
CarMax Auto Finance. CAF operates in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented nearly $1 trillion in outstanding receivables as of December 31, 2015.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.  For loans originated during the calendar quarter ended December 31, 2015, industry sources ranked CAF 8th in market share for used vehicle loans and 14th in market share for all vehicle loans.
We believe that CAF’s principal competitive advantage is its strategic position as the primary finance source in CarMax stores and that CAF’s primary driver for growth is the growth in CarMax’s retail used unit sales.  We periodically test different credit offers and closely monitor acceptance rates and the effect on sales to assess market competitiveness.  We also monitor 3-day payoffs, as the percentage of customers exercising this option can be an indication of the competitiveness of our offer.
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including both domestic and imported vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles generally range in price from $12,000 to $35,000.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market availability.
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

Extended Protection Plans.  At the time of sale, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  All EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.
Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process designed to make sure every car meets our standards before it can become a CarMax Quality Certified vehicle.  This process includes a comprehensive CarMax Quality Inspection of the engine and all major systems.  Based on this inspection, we determine the reconditioning necessary to bring the vehicle up to our quality standards.  Many of our stores depend upon nearby, typically larger, CarMax stores for reconditioning, which increases efficiency and reduces overhead.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, including but not limited to services related to manufacturer’s warranties, we engage third parties specializing in those services.
In addition, all CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 29, 2016, our third-party finance providers included Santander Consumer USA, Wells Fargo Dealer Services, Ally Financial Inc., Exeter Finance Corp, American Credit Acceptance, Capital One Auto Finance and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged with third-party providers and periodically test additional third-party providers.
All credit applications submitted by customers at CarMax stores are initially reviewed by CAF.   Applications that are declined or conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who pay us a fee or to whom no fee is paid as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 3 provider.
We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, as well as through local, regional and online auctions. We also, to a lesser extent, acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 260 million light vehicles in operation in the U.S. as of December 31, 2015.  During calendar year 2015, over 17 million new cars and 40 million used cars were sold at retail, many of which were accompanied by trade-ins, and nearly 10 million vehicles were sold at wholesale auctions.
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
Systems
Our stores are supported by proprietary information systems that improve the customer experience while providing tightly integrated automation of all operating functions, including our credit processing information system.  Our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.
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
Marketing and Advertising
Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  We implement these strategies through both traditional and digital methods, including social media.  Our carmax.com website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to initiate part of the shopping and sales process online.  The website and mobile apps also include a variety of other customer service features including initiation of vehicle transfers and scheduling appointments.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Our survey data indicates that during fiscal 2016, approximately 88% of customers who purchased a vehicle from us had first visited us online.
Associates
On February 29, 2016, we had a total of 22,429 full- and part-time associates, including 16,557 hourly and salaried associates and 5,872 sales associates, who worked on a commission basis.  We employ additional associates during peak selling seasons.  We believe we have created a unique corporate culture and maintain good employee relations.  No associate is subject to a collective bargaining agreement.  We focus on developing our associates and providing them with the information and resources they need to offer exceptional customer service and have been recognized for the success of our efforts by a number of external organizations.
Intellectual Property
Our brand image is a critical element of our business strategy.  Our principal trademarks, including CarMax and the related family of marks, have been registered with the U.S. Patent and Trademark Office.

Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.    We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, including dealer, service, sales and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws and privacy laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws. Our activities are subject to enforcement by the Federal Trade Commission and other federal and state regulators, and our financing activities are also subject to enforcement by the Consumer Financial Protection Bureau.
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
Financial Information
For financial information on our segments, see Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplemental Data of this Annual Report on Form 10-K.
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

Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers and online and mobile sales platforms, as well as millions of private individuals.   Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers in particular, including publicly-traded auto retailers, have increased their sales of used vehicles in recent years.  These new car dealers also leverage their franchise relationships with automotive manufacturers to brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.
Some of our competitors have announced plans for rapid expansion, including into markets with CarMax locations, and some of them have begun to execute those plans.  Some of our competitors have also replicated or attempted to replicate portions of the consumer offer that we pioneered when we opened our first used car store in 1993, including our use of low, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us.
The increasing use of the internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  The increasing online availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. In addition, our competitive standing is affected by companies, including search engines and online classified sites, that are not direct competitors but that may direct on-line traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax to otherwise market its vehicles online.
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
If we fail to respond effectively to competitive pressures or to changes in the used vehicle marketplace, it could have a material adverse effect on our business, sales and results of operations.
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
Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion, could adversely affect sales, operating strategies and store growth.  Although internally generated cash flows have recently been sufficient to fund geographic expansion, there can be no assurance that we will continue to generate cash flows sufficient to fund growth.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our geographic expansion.
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
We receive revenue for selling EPP products on behalf of unrelated third-parties, who are the primary obligors. The third parties that provide ESPs are The Warranty Group, CNA National Warranty Corporation and Fidelity Warranty Services. The third party that provides GAP products is Safe-Guard Products International LLC. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

Our success depends upon the continued contributions of our more than 22,000 associates.

Our associates are the driving force behind our success.  We believe that one of the things that sets CarMax apart is a culture centered on valuing all associates.  In addition, our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. Our failure to maintain this culture or to continue recruiting, developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.  Our ability to recruit associates while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, our growth plans, changes in employment legislation, and competition for qualified employees in the industry and regions in which we operate and for qualified service technicians in particular.  Our ability to recruit associates while controlling related costs is also subject to our ability to maintain positive associate relations.  If we are unable to do so, or if despite our efforts we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

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
We collect, process and retain sensitive and confidential customer information in the normal course of business and may share that information with our third-party service providers.  This information includes the information customers provide when purchasing a vehicle and applying for vehicle financing.  We also collect, process and retain sensitive and confidential associate information in the normal course of business and may share that information with our third-party service providers.  Although we have taken measures designed to safeguard such information and have received assurances from our third-party providers, our facilities and systems, and those of third-party providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.  Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cyber-security incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
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
A reduction in the availability of or access to sources of inventory could have a material adverse effect on our business, sales and results of operations.  Although the supply of late-model used vehicles has been increasing, there can be no assurance that this trend will continue or that it will benefit CarMax.
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

We are subject to a wide range of federal, state and local laws and regulations.  Our sale of used vehicles is subject to state and local licensing requirements, federal and state laws regulating vehicle advertising, and state laws regulating vehicle sales and service.  Our provision of vehicle financing is subject to federal and state laws regulating the provision of consumer finance.  Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety.  In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies and large employers generally, including federal employment practices, securities and tax laws.  For additional discussion of these laws and regulations, see the section of this Form 10-K titled “Business – Laws and Regulations.”
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
Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations.  For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) regulates, among other things, the provision of consumer financing.  The Dodd-Frank Act established a new federal agency, the Consumer Financial Protection Bureau (“CFPB”), with broad regulatory powers over consumer financial products and activities.  In August 2015, the CFPB’s supervisory authority over large nonbank auto finance companies, including CarMax’s CAF segment, became effective.  We expect that the CFPB will use this authority to conduct supervisory examinations of nonbank auto finance companies to ensure compliance with various federal consumer protection laws.  The evolving regulatory environment in the wake of the continued implementation of the Dodd-Frank Act and the expansion of the CFPB’s authority may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.
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
Our business strategy includes opening stores in new and existing markets and implementing new initiatives to elevate the experience of our customers. The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 22,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

If we are forced to curtail or stop growth it could have a material adverse effect on our business and results of operations.
We rely on sophisticated information systems to run our business.  The failure of these systems, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales and results of operations.
Our business is dependent upon the integrity and efficient operation of our information systems.  In particular, we rely on our information systems to manage sales, inventory, our customer-facing websites and applications (carmax.com, CarMax mobile apps, and carmaxauctions.com), consumer financing and customer information.  The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, or the inability to enhance our information technology capabilities, could disrupt our business operations and have a material adverse effect on our sales and results of operations.
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
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.
Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years.  Recalls could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate.  Since a large portion of our sales is generated in the Southeastern U.S., California, Texas and Washington, D.C./Baltimore, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets.  In the event that any of these geographic areas experience a downturn in economic conditions, it could have a material adverse effect on our business, sales and results of operations.
Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
We generally conduct our retail vehicle operations in two formats – production and non-production stores.  Production stores are those locations at which vehicle reconditioning is performed.  Production stores have more service bays and require additional space for reconditioning activities and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production store on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some stores that are constructed to accommodate reconditioning activities may initially be operated as non-production stores until we expand our presence in that market.  As of February 29, 2016, we operated 85 production stores and 73 non-production stores.  Production stores are generally on 10 to 25 acres, but a few range from 25 to 35 acres, and non-production stores are generally on 4 to 12 acres.
We have recently incorporated small format stores into our future store opening plans.  These stores are located in smaller markets or areas where the sales opportunity is below that of mid-sized and large markets. They are generally located on 3 to 7 acres, although small format stores with production capabilities may be somewhat larger.  As of February 29, 2016, we had 10 small format stores.
As of February 29, 2016, we operated 67 wholesale auctions, most of which were located at production stores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.

USED CAR STORES AS OF FEBRUARY 29, 2016

State	Count	State	Count
Alabama	3	Nebraska	1
Arizona	3	Nevada	3
California	18	New Jersey	1
Colorado	5	New Mexico	1
Connecticut	2	New York	1
Delaware	1	North Carolina	9
Florida	15	Ohio	5
Georgia	9	Oklahoma	2
Illinois	8	Oregon	2
Indiana	2	Pennsylvania	3
Iowa	1	Rhode Island	1
Kansas	2	South Carolina	3
Kentucky	2	Tennessee	7
Louisiana	1	Texas	15
Maryland	6	Utah	1
Massachusetts	3	Virginia	10
Minnesota	2	Washington	1
Mississippi	2	Wisconsin	4
Missouri	3	Total	158

Of the 158 used car stores open as of February 29, 2016, 84 were located on owned sites and 74 were located on leased sites. The leases are classified as follows:

Land-only leases	18
Land and building leases	56
Total leased sites	74
As of February 29, 2016, we leased our CAF office building in Atlanta, Georgia.  We own our home office building in Richmond, Virginia, and land associated with planned future store openings.
Expansion
Since opening our first used car store in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 29, 2016, we operated in 78 U.S. markets, which covered approximately 65% of the U.S. population.  We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.  In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores.

For additional details on our future expansion plans, see “Fiscal 2017 Planned Store Openings,” included in Part II, Item 7 of this Form 10-K.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.

EXECUTIVE OFFICERS OF THE COMPANY

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2016.

Name	Age	Office
Thomas J. Folliard…………………....………….…	51	Chief Executive Officer and Director
William D. Nash………………………..….…….....	46	President
Thomas W. Reedy……………………….…..….......	52	Executive Vice President and Chief Financial Officer
William C. Wood, Jr.……………….……..…….......	49	Executive Vice President and Chief Operating Officer
Edwin J. Hill……………………....……………......	56	Executive Vice President, Strategy and Business Transformation
Jon G. Daniels………………….……..………….....	44	Senior Vice President, CarMax Auto Finance
James Lyski………………….……..……………....	53	Senior Vice President and Chief Marketing Officer
Eric M. Margolin………………….……..………....	63	Senior Vice President, General Counsel and Corporate Secretary
Shamim Mohammad………………….……..…...…	47	Senior Vice President and Chief Information Officer

Mr. Folliard joined CarMax in 1993 as senior buyer and became director of purchasing in 1994.  He was promoted to vice president of merchandising in 1996, senior vice president of store operations in 2000 and executive vice president of store operations in 2001.  Mr. Folliard served as president and chief executive officer and a director of CarMax from 2006 to February 2016 and is currently the chief executive officer and a director of CarMax.

Mr. Nash joined CarMax in 1997 as auction manager.  In 2007, he was promoted to vice president and later, senior vice president of merchandising, a position he held until October 2011, when he was named senior vice president, human resources and administrative services.  In March 2012, he was promoted to executive vice president, human resources and administrative services.  In February 2016, he was promoted to president. Prior to joining CarMax, Mr. Nash worked at Circuit City.
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
Mr. Wood joined CarMax in 1993 as a buyer-in-training.  He has served as buyer, purchasing manager, district manager, regional director and director of buyer development.  He was promoted to vice president, merchandising in 1998, vice president of sales operations in 2007, senior vice president, sales in 2010, senior vice president, stores in 2011 and executive vice president, stores in 2012.  In February 2016, he was promoted to executive vice president and chief operating officer. Prior to joining CarMax, Mr. Wood worked at Circuit City.
Mr. Hill joined CarMax in 1995 as director of service operations. In 2001, Mr. Hill was promoted to vice president of service operations, and, in 2010, he was promoted to senior vice president of service operations, a position he held until 2013, when he was promoted to senior vice president, strategy and business transformation.  In 2016, Mr. Hill was promoted to executive vice president, strategy and business transformation. Prior to joining CarMax, Mr. Hill was vice president of advanced programs at Reveo, Inc. and vice president of operations at Hypres.
Mr. Daniels joined CarMax in 2008 as vice president, risk and analytics.  In 2014, he was promoted to senior vice president, CarMax Auto Finance.  Prior to joining CarMax, Mr. Daniels served as group director, credit risk management of HSBC and vice president of Metris.
Mr. Lyski joined CarMax in August 2014 as senior vice president and chief marketing officer.  Prior to joining CarMax, he served as chief marketing officer of The Scotts Miracle-Gro Company from 2011 to 2014 and as chief marketing officer at Nationwide Mutual Insurance Company from 2006 to 2010. In addition, Mr. Lyski has held marketing leadership positions at Cigna Healthcare Inc. and FedEx Corporation.
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
Management Succession
As the culmination of a multi-year management succession plan, on February 1, 2016, Mr. Nash, formerly executive vice president, human resources and administrative services, was promoted to president of CarMax and Mr. Wood, formerly executive vice president, stores, was promoted to executive vice president and chief operating officer of CarMax.

Mr. Folliard will continue as CarMax’s chief executive officer until his retirement, expected to occur prior to the end of 2016, at which time it is anticipated that Mr. Nash will assume the role of CEO. The Board expects to appoint Mr. Folliard as non-executive chairman of the Board following his retirement.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 29, 2016, there were 194,712,234 shares of CarMax common stock outstanding and we had approximately 4,000 shareholders of record.  As of that date, there were no preferred shares outstanding.
The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2016
High	$75.40	$73.76	$62.96	$60.00
Low	$61.98	$55.27	$53.46	$41.25

Fiscal 2015
High	$49.68	$53.70	$57.28	$68.71
Low	$42.54	$43.80	$43.27	$55.86
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to fund our existing operations, capital expenditures and share repurchase program.

During the fourth quarter of fiscal 2016, we sold no CarMax equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2016.  The table does not include transactions related to employee equity awards or the exercises of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2015	1,865,080	$57.21	1,865,080	$1,447,148,751
January 1-31, 2016	—	$—	—	$1,447,148,751
February 1-29, 2016	1,098,896	$44.71	1,098,896	$1,398,019,339
Total	2,963,976		2,963,976

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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2011, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2011	2012	2013	2014	2015	2016
CarMax	$100.00	$86.77	$108.59	$136.92	$189.74	$130.79
S&P 500 Index	$100.00	$105.12	$119.27	$149.53	$172.72	$162.03
S&P 500 Retailing Index	$100.00	$114.80	$141.17	$189.65	$229.44	$246.06

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY16	FY15	FY14	FY13	FY12
Income statement information
Used vehicle sales	$12,439.4	$11,674.5	$10,306.3	$8,747.0	$7,826.9
Wholesale vehicle sales	2,188.3	2,049.1	1,823.4	1,759.6	1,721.6
Net sales and operating revenues	15,149.7	14,268.7	12,574.3	10,962.8	10,003.6
Gross profit	2,018.8	1,887.5	1,648.7	1,464.4	1,378.8
CarMax Auto Finance income	392.0	367.3	336.2	299.3	262.2
Selling, general and administrative expenses	1,351.9	1,257.7	1,155.2	1,031.0	940.8
Interest expense	36.4	24.5	30.8	32.4	33.7
Net earnings	623.4	597.4	492.6	434.3	413.8
Share and per share information
Weighted average diluted shares outstanding	205.5	218.7	227.6	231.8	230.7
Diluted net earnings per share	$3.03	$2.73	$2.16	$1.87	$1.79
Balance sheet information
Auto loan receivables, net	$9,536.9	$8,435.5	$7,147.8	$5,895.9	$4,959.8
Total assets	14,481.6	13,198.2	11,707.2	9,888.6	8,331.5
Total current liabilities	1,005.2	997.2	875.5	684.2	646.3
Total notes payable and other debt:
Non-recourse notes payable	9,527.8	8,470.6	7,248.4	5,855.1	4,684.1
Other	1,130.1	638.6	334.9	354.0	368.7
Unit sales information
Used vehicle units sold	619,936	582,282	526,929	447,728	408,080
Wholesale vehicle units sold	394,437	376,186	342,576	324,779	316,649
Per unit information
Used vehicle gross profit	$2,159	$2,179	$2,171	$2,170	$2,177
Wholesale vehicle gross profit	984	970	916	949	953
SG&A per used vehicle unit (1)	2,181	2,160	2,192	2,303	2,305
Percent changes in
Comparable store used vehicle unit sales	2.4%	4.4%	12.2%	5.4%	1.3%
Total used vehicle unit sales	6.5	10.5	17.7	9.7	3.0
Wholesale vehicle unit sales	4.9	9.8	5.5	2.6	20.4
CarMax Auto Finance information
CAF total interest margin (2)	6.1%	6.5%	6.9%	7.4%	7.3%
Other information
Used car stores	158	144	131	118	108
Associates	22,429	22,064	20,171	18,111	16,460

(1)	Beginning fiscal 2016, SG&A per unit calculations are based on used units. All periods presented have been revised for this new presentation.

(2)	Represents CAF total interest margin (which reflects the spread between interest and fees charged to consumers and our funding costs) as a percentage of total average managed receivables.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes presented in Item 8. Consolidated Financial Statements and Supplementary Data.  Note references are to the notes to consolidated financial statements included in Item 8.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  All references to net earnings per share are to diluted net earnings per share.  Amounts and percentages may not total due to rounding.
OVERVIEW
See Part I, Item 1 for a detailed description and discussion of the company’s business.

CarMax is the nation’s largest retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying vehicles from CarMax.
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  We focus on addressing the major sources of customer dissatisfaction with traditional auto retailers while maximizing operating efficiencies.  We offer low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service.
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
As of February 29, 2016, we operated 158 used car stores in 78 markets, covering 50 mid-sized markets, 22 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 67 used car stores and we operated 2 new car franchises.
CarMax Auto Finance
In addition to third-party financing providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.8% of our retail used vehicle unit sales in fiscal 2016.  As of February 29, 2016, CAF serviced approximately 709,000 customer accounts in its $9.59 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.
Revenues and Profitability
During fiscal 2016, net sales and operating revenues increased 6.2%, net earnings grew 4.4%  and net earnings per share increased 11.0%.  Fiscal 2015 results were impacted by a benefit of $12.9 million, net of tax, or $0.06 per share, related to the receipt of settlement proceeds in a class action lawsuit.
Our primary source of revenue and net income is the retail sale of used vehicles.  During fiscal 2016, we sold 619,936 used cars, representing 82.1% of our net sales and operating revenues and 66.3% of our gross profit.  Used vehicle unit sales grew 6.5%, including a 2.4% increase in comparable store used units and sales from newer stores not yet included in the comparable store base. Used vehicle gross profits increased 5.5% due to the increase in unit sales, partially offset by a modest reduction in used vehicle gross profit per unit.
Wholesale sales are also a significant contributor to our revenues and net income.  During fiscal 2016, we sold 394,437 wholesale vehicles, representing 14.4% of our net sales and operating revenues and 19.2% of our gross profit.  Wholesale vehicle unit sales grew 4.9%, primarily reflecting the growth in our store base. Wholesale vehicle gross profits increased 6.4% due to the combination of the increase in unit sales and a modest increase in wholesale vehicle gross profit per unit.
During fiscal 2016, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and new car and service department sales, represented 3.4% of our net sales and operating revenues and 14.5% of our gross profit.  Other sales and revenues declined 4.2%, primarily due to our disposal of two of the four new car franchises we owned at the start of fiscal 2016. Other gross profit increased 14.9%, reflecting the combination of improved EPP revenues and net third-party finance fees, as well as the benefit related to the change in timing of our recognition of reconditioning overhead costs. These costs, which previously had been expensed as incurred, are now allocated to the carrying cost of inventory.
Income from our CAF segment totaled $392.0 million in fiscal 2016, up 6.7% compared with fiscal 2015.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.  CAF income does not include any allocation of indirect costs.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During fiscal 2016, liquidity was primarily provided by $908.2 million of adjusted net cash provided by operating activities (a non-GAAP measure), which included $1.06 billion in net issuances of non-recourse notes payable, and by net borrowings of $404.6 million under our revolving credit facility.  This liquidity was primarily used to fund the 16.3 million common shares repurchased under our share repurchase program, our store growth and the increase in CAF auto loan receivables.
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
We are still in the midst of the national rollout of our retail concept, and as of February 29, 2016, we had used car stores located in markets that represented approximately 65% of the U.S. population.  During fiscal 2016, we opened 14 stores and relocated 1 store whose lease was set to expire.  In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores. For a detailed list of stores we plan to open in fiscal 2017, see the table included in “Planned Future Activities.”
For additional information about risks and uncertainties facing our Company, see “Risk Factors,” included in Part I, Item 1A of this Form 10-K.
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
We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle. The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of ESP and GAP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $11.0 million as of February 29, 2016.  See Note 8 for additional information on cancellation reserves.
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
We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available loss carrybacks, tax planning strategies, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 29, 2016, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  We recognize potential liabilities for anticipated tax audit issues in the U.S. federal and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.  If payments of these amounts ultimately prove to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result in the period of determination.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 29 or 28
(In millions)	2016	Change	2015	Change	2014
Used vehicle sales	$12,439.4	6.6%	$11,674.5	13.3%	$10,306.3
Wholesale vehicle sales	2,188.3	6.8%	2,049.1	12.4%	1,823.4
Other sales and revenues:
Extended protection plan revenues	267.8	4.7%	255.7	22.4%	208.9
Third-party finance fees, net	(61.5)	3.5%	(63.7)	23.0%	(82.8)
Other (1)	315.7	(10.6)%	353.1	10.9%	318.5
Total other sales and revenues	522.0	(4.2)%	545.1	22.6%	444.6
Total net sales and operating revenues	$15,149.7	6.2%	$14,268.7	13.5%	$12,574.3

(1)
In fiscal 2016, we reclassified New Vehicle Sales to Other Sales and Revenues and no longer separately present New Vehicle Sales. New Vehicle Sales represented approximately 1% of total sales in fiscal 2016. All periods presented have been revised for this new presentation.

UNIT SALES

	Years Ended February 29 or 28
	2016	Change	2015	Change	2014
Used vehicles	619,936	6.5%	582,282	10.5%	526,929
Wholesale vehicles	394,437	4.9%	376,186	9.8%	342,576

AVERAGE SELLING PRICES

	Years Ended February 29 or 28
	2016	Change	2015	Change	2014
Used vehicles	$19,917	0.1%	$19,897	2.5%	$19,408
Wholesale vehicles	$5,327	1.0%	$5,273	2.2%	$5,160

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 29 or 28
	2016	2015	2014
Used vehicle units	2.4%	4.4%	12.2%
Used vehicle dollars	2.5%	7.0%	12.4%

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

VEHICLE SALES CHANGES

	Years Ended February 29 or 28
	2016	2015	2014
Used vehicle units	6.5%	10.5%	17.7%
Used vehicle revenues	6.6%	13.3%	17.8%

Wholesale vehicle units	4.9%	9.8%	5.5%
Wholesale vehicle revenues	6.8%	12.4%	3.6%

CHANGE IN USED CAR STORE BASE

	Years Ended February 29 or 28
	2016	2015	2014
Used car stores, beginning of year	144	131	118
Store openings	14	13	13
Used car stores, end of year	158	144	131

During fiscal 2016, we opened 14 stores, including 7 stores in 5 new markets (2 stores each in Boston and Minneapolis, and 1 store each in Bloomington, Gainesville and Tallahassee) and 7 stores in 6 existing markets (2 stores in Denver and 1 store each in Atlanta, Houston, Philadelphia, Providence and St. Louis).

Used Vehicle Sales
Fiscal 2016 Versus Fiscal 2015. The 6.6% increase in used vehicle revenues in fiscal 2016 resulted from a 6.5% increase in unit sales. The increase in used unit sales included a 2.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance was driven by improved conversion, partially offset by a decrease in store traffic. We believe that various market factors, including, but not limited to, the availability and relative valuations of certain used vehicle inventories, and new vehicle lease and price promotions, may have contributed to the decrease in store traffic. Our data indicates that in our markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 1% in calendar 2015.
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
The increase in average retail vehicle selling price primarily reflected changes in our sales mix, with an increased mix of 0- to 4-year old vehicles in fiscal 2015.  From 2008 through 2012, new car industry sales were at rates significantly below pre-recession levels, which affected the overall supply and acquisition costs of late-model used vehicles.  As the supply of later-model used vehicles has gradually improved, our inventory mix has shifted accordingly.
Wholesale Vehicle Sales
Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.
Fiscal 2016 Versus Fiscal 2015. The 6.8% increase in wholesale vehicle revenues in fiscal 2016 resulted from a 4.9% increase in wholesale unit sales and a 1.0% increase in average wholesale vehicle selling price. The wholesale unit growth primarily reflected the growth in our store base.
Fiscal 2015 Versus Fiscal 2014.    The 12.4% increase in wholesale vehicle revenues in fiscal 2015 resulted from a 9.8% increase in wholesale unit sales and a 2.2% increase in average wholesale vehicle selling price.  The wholesale unit growth reflected both an increase in the appraisal buy rate and the growth in our store base.

Other Sales and Revenues
Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees and other revenues. Starting in fiscal 2016, new car sales are also included as a component of other revenues, along with service department sales. We refer to the third-party finance providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to the providers to whom we pay a fee as Tier 3 providers. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.
Fiscal 2016 Versus Fiscal 2015. Other sales and revenues declined 4.2% in fiscal 2016, primarily due to our disposal of two of the four new car franchises we owned at the start of fiscal 2016. EPP revenue increased 4.7% largely reflecting the growth in our used unit sales. Net third-party finance fees improved by 3.5% primarily due to shifts in the mix among finance providers. Vehicles financed by the Tier 3 providers and vehicles included in the CAF Tier 3 loan origination program represented 14.4% of retail used unit sales in fiscal 2016 versus 15.8% in fiscal 2015.
Fiscal 2015 Versus Fiscal 2014.    Other sales and revenues increased 22.6% primarily due to the 10.5% increase in used units sold. The 22.4% increase in EPP revenues was due to the increase in used unit sales as well as prior year’s EPP cancellation reserve correction that reduced fiscal 2014 EPP revenues.  Net third-party finance fees improved 23.0% primarily due to a mix shift among providers, including an increase in the percentage of our used unit sales financed by the Tier 2 providers and a reduction in the percentage financed by the Tier 3 providers.  The percentage of retail used vehicles financed by Tier 3 providers, combined with those financed under the CAF Tier 3 loan origination program, was 15.8% in fiscal 2015 compared with 19.1% in fiscal 2014. Other revenue increases were primarily the result of increases in new vehicle revenues due to increases in unit sales.
During fiscal 2014, we corrected our accounting related to cancellation reserves for ESP and GAP, with resulting increases in reserves related to activity for fiscal 2014, fiscal 2013 and fiscal 2012.  The portion of the correction recorded in fiscal 2014 that related to earlier fiscal years was $19.5 million, or $0.05 per share.
GROSS PROFIT

	Years Ended February 29 or 28
(In millions)	2016	Change	2015	Change	2014
Used vehicle gross profit	$1,338.6	5.5%	$1,268.5	10.9%	$1,143.9
Wholesale vehicle gross profit	388.1	6.4%	364.9	16.3%	313.9
Other gross profit	292.1	14.9%	254.1	33.1%	190.9
Total	$2,018.8	7.0%	$1,887.5	14.5%	$1,648.7

GROSS PROFIT PER UNIT

	Years Ended February 29 or 28
	2016		2015		2014
	$ per unit (1)	% (2)	$ per unit (1)	% (2)	$ per unit (1)	% (2)
Used vehicle gross profit	$2,159	10.8	$2,179	10.9	$2,171	11.1
Wholesale vehicle gross profit	$984	17.7	$970	17.8	$916	17.2
Other gross profit	$471	55.9	$436	46.6	$362	42.9
Total gross profit	$3,256	13.3	$3,242	13.2	$3,129	13.1

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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
Fiscal 2016 Versus Fiscal 2015. The 5.5% increase in used vehicle gross profit in fiscal 2016 was primarily driven by the 6.5% growth in total used unit sales, partially offset by a modest decline in used gross profit per unit.
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
Fiscal 2016 Versus Fiscal 2015. The 6.4% increase in wholesale vehicle gross profit in fiscal 2016 reflected the combination of the 4.9% increase in wholesale unit sales with a $14 increase in wholesale gross profit per unit.
Fiscal 2015 Versus Fiscal 2014. The 16.3% increase in wholesale vehicle gross profit in fiscal 2015 reflected the combination of the 9.8% increase in wholesale unit sales with a $54 increase in wholesale gross profit per unit.
Other Gross Profit
Other gross profit includes profits related to EPP revenues, net third-party finance fees and other revenues, which are comprised of new car sales and service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers. Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.
Fiscal 2016 Versus Fiscal 2015. Other gross profit rose 14.9% in fiscal 2016, primarily reflecting the improvement in EPP revenues and net third-party finance fees discussed above, as well as an increase in service department gross profits due to a change in the timing of our recognition of reconditioning overhead costs, which increased other gross profit in fiscal 2016 by $10.4 million. These costs, which previously had been expensed as incurred, are now allocated to the carrying cost of inventory.
Fiscal 2015 Versus Fiscal 2014. Other gross profit increased 33.1% primarily due to the EPP cancellation reserve correction that reduced fiscal 2014 gross profit. Excluding this correction, gross profit increased consistent with the changes in other sales and revenues discussed above.
Impact of Inflation
Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.
In the years following the recession, we experienced a period of appreciation in used vehicle wholesale pricing.  We believe the appreciation resulted, in part, from a reduced supply of late-model used vehicles in the market.  This reduced supply was caused by the dramatic decline in new car industry sales and the associated slow down in used vehicle trade-in activity, compared with pre-recession periods.  The higher wholesale values increased both our vehicle acquisition costs and our used vehicle average selling prices, which climbed from $16,291 in fiscal 2009 to $19,917 in fiscal 2016.

Selling, General and Administrative (“SG&A”) Expenses

COMPONENTS OF SG&A EXPENSES

	Years Ended February 29 or 28
(In millions except per unit data)	2016	Change	2015	Change	2014
Compensation and benefits (1)	$737.6	1.0%	$730.4	11.2%	$656.7
Store occupancy costs	275.6	13.2%	243.5	12.3%	216.8
Advertising expense	140.6	14.5%	122.8	9.4%	112.2
Other overhead costs (2)	198.1	23.0%	161.0	(5.0)%	169.5
Total SG&A expenses	$1,351.9	7.5%	$1,257.7	8.9%	$1,155.2
SG&A per used vehicle unit (3)	$2,181	$21	$2,160	$(32)	$2,192

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)
Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses. Costs for fiscal 2015 were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

Fiscal 2016 Versus Fiscal 2015. SG&A expenses for fiscal 2015 were reduced by $20.9 million, or $0.06 per share, which represented our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with certain Toyota vehicles.  Excluding this litigation settlement, the fiscal 2016 increase reflected the 10% growth in our store base (representing the addition of 14 stores) and higher information technology and marketing costs. This was partially offset by a $23.3 million decrease in share-based compensation expense, which was influenced by decreases in the per share price of our common stock during fiscal 2016. The decrease in share-based compensation expense in fiscal 2016 reduced SG&A per used unit by $38.
Fiscal 2015 Versus Fiscal 2014.  Excluding the litigation settlement received in fiscal 2015, SG&A expenses grew, reflecting the combination of several factors, including the 10% increase in our store base during fiscal 2015 (representing the addition of 13 stores),  higher variable selling costs resulting from the 4.4% increase in comparable store used unit sales, and an $11.5 million increase in share-based compensation expense, which was influenced by the $18.68 increase in the per share price of our common stock during fiscal 2015.    Excluding the settlement gain, SG&A per used unit in fiscal 2015 was similar to fiscal 2014.

Interest Expense
Fiscal 2016 Versus Fiscal 2015. Interest expense increased to $36.4 million in fiscal 2016 versus $24.5 million in fiscal 2015, primarily reflecting our higher average outstanding borrowings. During fiscal 2016, as a result of borrowings to fund our stock repurchase activity, we moved closer to our target range for adjusted debt to capital ratio. See “Liquidity and Capital Resources” for more information.
Fiscal 2015 Versus Fiscal 2014.  Interest expense declined to $24.5 million in fiscal 2015 versus $30.8 million in fiscal 2014.  During fiscal 2015, we capitalized $8.9 million in interest costs associated with the construction of certain facilities.  Excluding the capitalized interest costs, the year-over-year increase in interest expense primarily reflected interest expense on a $300 million term loan entered into in November 2014.
Other Expense
Fiscal 2016 Versus Fiscal 2015. During fiscal 2016, we recorded a one-time charge of $8.3 million associated with a property that is no longer planned to be used.

Income Taxes
The effective income tax rate was 38.3% in fiscal 2016, 38.4% in fiscal 2015 and 38.2% in fiscal 2014.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 29 or 28
(In millions)	2016	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$682.9	7.5	$604.9	7.7	$548.0	8.3
Interest expense	(127.7)	(1.4)	(96.6)	(1.2)	(90.0)	(1.4)
Total interest margin	$555.2	6.1	$508.3	6.5	$458.0	6.9
Provision for loan losses	$(101.2)	(1.1)	$(82.3)	(1.0)	$(72.2)	(1.1)
CarMax Auto Finance income	$392.0	4.3	$367.3	4.7	$336.2	5.1

(1)	Percent of total average managed receivables.

CAF ORIGINATION INFORMATION

	Years Ended February 29 or 28 (1)
	2016	2015	2014
Net loans originated (in millions)	$5,171.0	$4,727.8	$4,183.9
Vehicle units financed	265,426	243,264	218,706
Penetration rate (2)	42.8%	41.8%	41.5%
Weighted average contract rate	7.3%	7.1%	7.0%
Weighted average credit score (3)	702	701	702
Weighted average loan-to-value (LTV) (4)	94.6%	94.2%	93.7%
Weighted average term (in months)	65.9	65.4	65.4

(1)	All information relates to loans originated net of 3-day payoffs and vehicle returns.

(2)	Vehicle units financed as a percentage of total retail used units sold.

(3)
The credit scores represent FICO scores and reflect only receivables with obligors that have a FICO score at the time of application.  The FICO score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO score at the time of application.  FICO scores are not a significant factor in our primary scoring model which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.

(4)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	Years Ended February 29 or 28
(In millions)	2016	2015	2014
Total ending managed receivables	$9,593.6	$8,458.7	$7,184.4
Total average managed receivables	$9,092.9	$7,859.9	$6,629.5
Allowance for loan losses (1)	$94.9	$81.7	$69.9
Allowance for loan losses as a percentage of ending managed receivables	0.99%	0.97%	0.97%
Net credit losses on managed receivables	$88.0	$70.5	$59.6
Net credit losses as a percentage of total average managed receivables	0.97%	0.90%	0.90%
Past due accounts as a percentage of ending managed receivables	2.74%	2.62%	2.58%
Average recovery rate (2)	51.2%	54.2%	55.2%

(1)
The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.

(2)
The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions. The annual recovery rate has ranged from a low of 42% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Fiscal 2016 Versus Fiscal 2015. CAF income rose 6.7% to $392.0 million in fiscal 2016, driven by the growth in average managed receivables, partially offset by a lower total interest margin percentage and an increase in the provision for loan losses. Average managed receivables grew 15.7% to $9.09 billion in fiscal 2016, driven by the rise in net loan originations in recent years. Net loans originated in fiscal 2016 increased 9.4%, primarily reflecting the 6.6% growth in used vehicle revenues and a higher CAF penetration rate. The increase in CAF’s penetration rate in fiscal 2016 was largely due to changes in the underlying credit mix of customers applying for financing.
The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined to 6.1% of average managed receivables from 6.5% in fiscal 2015. This was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years. Changes in the interest margin on new originations affect CAF income over time. Rising interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates could result in further compression in the interest margin on new originations.
The provision for loan losses rose 22.9% to $101.2 million in fiscal 2016, reflecting the 15.7% increase in average managed receivables in fiscal 2016 and the effect of favorable loss experience in fiscal 2015, which reduced the provision in that year. The allowance for loan losses as a percentage of ending managed receivables remained similar at 0.99% as of February 29, 2016, versus 0.97% as of February 28, 2015.
Fiscal 2015 Versus Fiscal 2014. CAF income rose 9.3% to $367.3 million in fiscal 2015, driven by the growth in average managed receivables, partially offset by a lower total interest margin percent.  Average managed receivables grew 18.6% to $7.86 billion in fiscal 2015. Net loans originated in fiscal 2015 increased 13.0%, primarily reflecting the 13.3% growth in used vehicle revenues. The increase in CAF’s penetration rate in fiscal 2015 included the effect of the increase in loans originated in the CAF Tier 3 loan origination program.

The total interest margin declined to 6.5% of average managed receivables from 6.9% in fiscal 2014.  This reflected the combination of a gradual decline in the average contract rate charged on new loan originations in recent years with an increase in our average funding costs for more recent securitizations.
The provision for loan losses rose 14.0% to $82.3 million in fiscal 2015, reflecting the 18.6% increase in average managed receivables, partially offset by the effect of favorable loss experience.  The allowance for loan losses as a percent of ending managed receivables remained consistent at 0.97% as of both February 28, 2015 and February 28, 2014.
Tier 3 Loan Originations.  In January 2014, CAF launched a test originating loans for customers who typically would be financed by our Tier 3 finance providers.  As of February 29, 2016, a total of $96.5 million receivables were outstanding related to this program.  We plan to continue to originate loans in the Tier 3 space at a share similar to that during the past two years. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  The program is being funded separately from the remainder of CAF’s portfolio using existing working capital and is not included in our current securitization program.

PLANNED FUTURE ACTIVITIES

In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores.  We currently estimate capital expenditures will total approximately $450 million in fiscal 2017. Compared with fiscal 2016, the increase in planned capital spending primarily reflects the timing of land acquisitions and construction activity.
FISCAL 2017 PLANNED STORE OPENINGS

Location	Television Market	Market Status	Planned Opening Date
Springfield, Illinois	Champaign/Springfield	New	Q1 Fiscal 2017
Pleasanton, California	San Francisco	New	Q1 Fiscal 2017
El Paso, Texas	El Paso	New	Q2 Fiscal 2017
Westborough, Massachusetts	Boston	Existing	Q2 Fiscal 2017
Bristol, Tennessee	Tri-Cities TN/VA	New	Q2 Fiscal 2017
Meridian, Idaho	Boise	New	Q3 Fiscal 2017
Maple Shade, New Jersey	Philadelphia	Existing	Q3 Fiscal 2017
Daytona Beach, Florida	Orlando/Daytona Beach	Existing	Q3 Fiscal 2017
Kentwood, Michigan	Grand Rapids/Kalamazoo	New	Q3 Fiscal 2017
Fremont, California	San Francisco	Existing	Q3 Fiscal 2017
Santa Rosa, California	San Francisco	Existing	Q3 Fiscal 2017
Mobile, Alabama	Mobile	New	Q4 Fiscal 2017
Palmdale, California	Los Angeles	Existing	Q4 Fiscal 2017
Murrieta, California	Los Angeles	Existing	Q4 Fiscal 2017
Albany, New York	Albany	New	Q4 Fiscal 2017

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.
RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(Y) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement and CAF. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions or other funding arrangements, and borrowings under our revolving credit facility or through other financing sources.

We currently target an adjusted debt to capital ratio in a range of 35% to 45%. In determining this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of rent expense and total shareholders’ equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to achieve this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  Net cash used in operating activities of $148.9 million in fiscal 2016 includes increases in auto loan receivables of $1.20 billion.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the year.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Years Ended February 29 or 28
(In millions)	2016	2015	2014
Net cash used in operating activities	$(148.9)	$(968.1)	$(613.2)
Add: Net issuances of non-recourse notes payable (1)	1,057.1	1,222.2	1,393.4
Adjusted net cash provided by operating activities	$908.2	$254.1	$780.2

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of February 29, 2016, total inventory was $1.93 billion, representing a decrease of $154.8 million, or 7.4%, compared with the balance as of the start of the fiscal year. The decrease primarily reflected the net effects of (i) a 13% decrease in used vehicles in inventory at stores included in the comparable store base in an effort to optimize inventory, (ii) the addition of inventory to support new store openings in fiscal 2016 and (iii) our disposal of two new car franchises during fiscal 2016.

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

Investing Activities.  Net cash used in investing activities totaled $378.8 million in fiscal 2016, $360.7 million in fiscal 2015 and$336.7 million in fiscal 2014.  Investing activities primarily consist of capital expenditures, which totaled $315.6 million in fiscal 2016, $309.8 million in fiscal 2015 and $310.3 million in fiscal 2014. Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.  We opened 14 stores and relocated 1 store in fiscal 2016 and we opened 13 stores in each of fiscal 2015 and 2014.

Financing Activities.  Net cash provided by financing activities totaled $537.5 million in fiscal 2016, $728.6 million in fiscal 2015 and $1.13 billion in fiscal 2014.  Included in these amounts were net increases in total non-recourse notes payable of $1.06 billion, $1.22 billion and $1.39 billion, respectively, which were used to provide the financing for the majority of the increases of $1.20 billion, $1.37 billion and $1.32 billion, respectively, in auto loan receivables (see Operating Activities). During fiscal 2016, we increased net borrowings under the revolving credit facility by $404.6 million. During fiscal 2015, we received proceeds of $300 million from a variable-rate term loan entered into in November 2014.  Net cash provided by financing activities was reduced by stock repurchases of $983.9 million in fiscal 2016, $924.3 million in fiscal 2015 and $313.4 million in fiscal 2014.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of February 29 or 28
(In thousands)	2016	2015
Borrowings under revolving credit facility	$415,428	$10,785
Other long-term debt	300,000	300,000
Finance and capital lease obligations	414,654	327,838
Non-recourse notes payable	9,527,750	8,470,629
Total debt	$10,657,832	$9,109,252
Cash and cash equivalents	$37,394	$27,606

We have a $1.20 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  We also have a $300 million variable-rate term loan, which is due in August 2020.  The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and are, therefore, accounted for as financings. A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. During fiscal 2016, finance lease obligations were increased by $103.2 million related to leases that were modified or extended beyond their original lease term, resulting in an increase of interest expense recognized in fiscal 2016 that is expected to continue in fiscal 2017.
See Note 11 for additional information on our revolving credit facility, term loan and finance and capital lease obligations.
CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles. Loans originated in the CAF Tier 3 loan origination program are currently being funded using existing working capital.
The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the securitized auto loan receivables.    The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.
As of February 29, 2016, $8.13 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through August 2022,  but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During fiscal 2016, we completed four term securitizations, funding a total of $4.36 billion of auto loan receivables.
As of February 29, 2016,  $1.40 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of February 29, 2016, the combined warehouse facility limit was $2.50 billion, and unused warehouse capacity totaled $1.10 billion.  Of the combined warehouse facility limit, $1.00 billion will expire in August 2016 and $1.50 billion will expire in February 2017.  See Notes 2(F) and 11 for additional information on the warehouse facilities.
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
The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 29, 2016, the board had authorized a total of $3.80 billion of repurchases.  At that date, $1.40 billion was available for repurchase under the board’s outstanding authorization, which expires on December 31, 2016.  See Note 12 for more information on share repurchase activity.
Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

CONTRACTUAL OBLIGATIONS (1)

	As of February 29, 2016
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Short-term debt (2)	$0.4	$0.4	$—	$—	$—	$—
Long-term debt (2)	715.0	—	—	715.0	—	—
Finance and capital leases (3)	785.3	48.7	93.3	82.0	561.3	—
Operating leases (3)	689.0	44.5	90.8	84.0	469.7	—
Purchase obligations (4)	171.7	122.1	40.4	7.6	1.6	—
Defined benefit retirement plans (5)	90.6	0.4	—	—	—	90.2
Unrecognized tax benefits (6)	21.0	0.2	—	—	—	20.8
Total	$2,473.0	$216.3	$224.5	$888.6	$1,032.6	$111.0

(1)
This table excludes the non-recourse notes payable that relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The securitized receivables can only be used as collateral to settle obligations of these securitization vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 2(F) and 11.

(2)	Due to the uncertainty of forecasting expected variable interest rate payments, those amounts are not included in the table. See Note 11.

(3)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 15.

(4)
Includes certain enforceable and legally binding obligations related to real estate purchases, advertising and third-party outsourcing services.  Purchase obligations exclude agreements that are cancellable at any time without penalty. See Note 16(B).

(5)
Represents the recognized funded status of our retirement plans, of which $90.2 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 29, 2016.  See Note 10.

(6)
Represents the net unrecognized tax benefits related to uncertain tax positions.  The timing of payments associated with $20.8 million of these tax benefits could not be estimated as of February 29, 2016.  See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Auto Loan Receivables
As of February 29, 2016 and February 28, 2015, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through asset securitization programs that, in turn, issued both fixed- and variable-rate securities.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Other receivables are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.
COMPOSITION OF AUTO LOAN RECEIVABLES

	As of February 29 or 28
(In millions)	2016	2015
Principal amount of receivables funded through:
Term securitizations	$7,828.0	$7,226.5
Warehouse facilities (1)	1,399.0	986.0
Other receivables (2)	366.6	246.2
Total	$9,593.6	$8,458.7

(1)
We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market.  The current notional amount of these derivatives was $1.38 billion as of February 29, 2016, and $988.0 million as of February 28, 2015.  See Note 5.

(2)	Other receivables include receivables not funded through the warehouse facilities or term securitizations, including receivables restricted as excess collateral for those funding arrangements.

Interest Rate Exposure
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  Substantially all of these borrowings are variable-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2016 net earnings per share by approximately $0.01.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, the variable-rate risk is mitigated by a derivative instrument.
Borrowings under our warehouse facilities are also variable-rate debt and are secured by auto loan receivables on which we collect interest at fixed rates.  The receivables are funded through the warehouse facilities until we elect to fund them through a term securitization or alternative funding arrangement.  This variable-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.  Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with the warehouse facilities would have decreased our fiscal 2016 net earnings per share by approximately $0.04.

Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (PBO).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2016 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 29, 2016, a $1.00 change in the company’s stock price would have affected fiscal 2016 net earnings per share by less than $0.01.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2016.
KPMG LLP, the company’s independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

THOMAS J. FOLLIARD
CHIEF EXECUTIVE OFFICER
THOMAS W. REEDY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CarMax, Inc.:
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 29, 2016. We also have audited the Company’s internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Richmond, Virginia
April 22, 2016

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 29 or 28
(In thousands except per share data)	2016	% (1)	2015	% (1)	2014	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$12,439,401	82.1	$11,674,520	81.8	$10,306,256	82.0
Wholesale vehicle sales	2,188,267	14.4	2,049,133	14.4	1,823,425	14.5
Other sales and revenues	522,007	3.4	545,063	3.8	444,618	3.5
NET SALES AND OPERATING REVENUES	15,149,675	100.0	14,268,716	100.0	12,574,299	100.0
Cost of sales	13,130,915	86.7	12,381,189	86.8	10,925,598	86.9
GROSS PROFIT	2,018,760	13.3	1,887,527	13.2	1,648,701	13.1
CARMAX AUTO FINANCE INCOME	392,036	2.6	367,294	2.6	336,167	2.7
Selling, general and administrative expenses	1,351,935	8.9	1,257,725	8.8	1,155,215	9.2
Interest expense	36,358	0.2	24,473	0.2	30,834	0.2
Other expense	12,559	0.1	3,292	—	1,497	—
Earnings before income taxes	1,009,944	6.7	969,331	6.8	797,322	6.3
Income tax provision	386,516	2.6	371,973	2.6	304,736	2.4
NET EARNINGS	$623,428	4.1	$597,358	4.2	$492,586	3.9

WEIGHTED AVERAGE COMMON SHARES:
Basic	203,275		215,617		223,589
Diluted	205,540		218,691		227,584
NET EARNINGS PER SHARE:
Basic	$3.07		$2.77		$2.20
Diluted	$3.03		$2.73		$2.16

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
NET EARNINGS	$623,428	$597,358	$492,586
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	2,750	(20,505)	10,764
Net change in cash flow hedge unrecognized losses	(7,555)	1,385	2,773
Other comprehensive (loss) income, net of taxes	(4,805)	(19,120)	13,537
TOTAL COMPREHENSIVE INCOME	$618,623	$578,238	$506,123

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 29 or 28
(In thousands except share data)	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,394	$27,606
Restricted cash from collections on auto loan receivables	343,829	294,122
Accounts receivable, net	132,171	137,690
Inventory	1,932,029	2,086,874
Other current assets	26,358	44,646
TOTAL CURRENT ASSETS	2,471,781	2,590,938
Auto loan receivables, net	9,536,892	8,435,504
Property and equipment, net	2,161,698	1,862,538
Deferred income taxes	161,862	175,738
Other assets	149,343	133,483
TOTAL ASSETS	$14,481,576	$13,198,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$441,746	$454,810
Accrued expenses and other current liabilities	245,909	250,307
Accrued income taxes	2,029	1,554
Short-term debt	428	785
Current portion of long-term debt	—	10,000
Current portion of finance and capital lease obligations	14,331	21,554
Current portion of non-recourse notes payable	300,750	258,163
TOTAL CURRENT LIABILITIES	1,005,193	997,173
Long-term debt, excluding current portion	715,000	300,000
Finance and capital lease obligations, excluding current portion	400,323	306,284
Non-recourse notes payable, excluding current portion	9,227,000	8,212,466
Other liabilities	229,274	225,493
TOTAL LIABILITIES	11,576,790	10,041,416

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 194,712,234 and 208,869,688 shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively	97,356	104,435
Capital in excess of par value	1,130,822	1,123,520
Accumulated other comprehensive loss	(70,196)	(65,391)
Retained earnings	1,746,804	1,994,221
TOTAL SHAREHOLDERS’ EQUITY	2,904,786	3,156,785
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,481,576	$13,198,201

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net earnings	$623,428	$597,358	$492,586
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	137,360	115,173	101,911
Share-based compensation expense	51,077	81,880	66,480
Provision for loan losses	101,199	82,343	72,212
Provision for cancellation reserves	77,118	70,987	76,746
Deferred income tax provision (benefit)	17,237	(4,299)	(17,185)
Loss on disposition of assets and other	13,136	3,852	2,707

Net decrease (increase) in:
Accounts receivable, net	5,519	(57,767)	12,038
Inventory	154,845	(445,450)	(123,611)
Other current assets	15,229	(16,947)	(3,019)
Auto loan receivables, net	(1,202,587)	(1,369,999)	(1,324,142)
Other assets	(160)	825	(6,754)
Net (decrease) increase in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	(55,187)	51,960	117,405
Other liabilities	(87,107)	(78,046)	(80,537)
NET CASH USED IN OPERATING ACTIVITIES	(148,893)	(968,130)	(613,163)
INVESTING ACTIVITIES:
Capital expenditures	(315,584)	(309,817)	(310,317)
Proceeds from sales of assets	1,542	5,869	5,095
Increase in restricted cash from collections on auto loan receivables	(49,707)	(34,823)	(35,012)
Increase in restricted cash in reserve accounts	(12,264)	(16,556)	(10,403)
Release of restricted cash from reserve accounts	8,357	6,346	19,202
Purchases of money market securities, net	(6,168)	(8,604)	(3,661)
Purchases of trading securities	(5,295)	(3,814)	(2,051)
Sales of trading securities	324	655	466
NET CASH USED IN INVESTING ACTIVITIES	(378,795)	(360,744)	(336,681)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(357)	203	227
Proceeds from issuances of long-term debt	2,057,100	985,000	—
Payments on long-term debt	(1,652,100)	(675,000)	—
Cash paid for debt issuance costs	(3,104)	(1,190)	—
Payments on finance and capital lease obligations	(16,417)	(18,243)	(19,596)
Issuances of non-recourse notes payable	9,553,805	7,783,000	6,907,000
Payments on non-recourse notes payable	(8,496,684)	(6,560,815)	(5,513,646)
Repurchase and retirement of common stock	(983,941)	(924,328)	(313,394)
Equity issuances	47,038	89,810	45,146
Excess tax benefits from share-based payment arrangements	32,136	50,142	22,644
NET CASH PROVIDED BY FINANCING ACTIVITIES	537,476	728,579	1,128,381
Increase (decrease) in cash and cash equivalents	9,788	(600,295)	178,537
Cash and cash equivalents at beginning of year	27,606	627,901	449,364
CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,394	$27,606	$627,901
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$43,526	$33,043	$30,991
Cash paid for income taxes	$319,978	$346,865	$287,000
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$16,222	$3,698	$11,468
Increase in finance and capital lease obligations	$103,233	$11,697	$—

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2013	225,906	$112,953	$972,250	$1,993,772	$(59,808)	$3,019,167
Net earnings	—	—	—	492,586	—	492,586
Other comprehensive income	—	—	—	—	13,537	13,537
Share-based compensation expense	—	—	36,429	—	—	36,429
Repurchases of common stock	(6,860)	(3,430)	(30,566)	(272,142)	—	(306,138)
Exercise of common stock options	2,337	1,168	43,977	—	—	45,145
Stock incentive plans:
Shares issued	453	227	273	—	—	500
Shares cancelled	(150)	(75)	(6,071)	—	—	(6,146)
Tax effect from the exercise/vesting
of equity awards	—	—	21,917	—	—	21,917
Balance as of February 28, 2014	221,686	110,843	1,038,209	2,214,216	(46,271)	3,316,997
Net earnings	—	—	—	597,358	—	597,358
Other comprehensive loss	—	—	—	—	(19,120)	(19,120)
Share-based compensation expense	—	—	43,341	—	—	43,341
Repurchases of common stock	(17,511)	(8,756)	(86,933)	(817,353)	—	(913,042)
Exercise of common stock options	4,390	2,195	87,616	—	—	89,811
Stock incentive plans:
Shares issued	461	231	(231)	—	—	—
Shares cancelled	(156)	(78)	(7,268)	—	—	(7,346)
Tax effect from the exercise/vesting
of equity awards	—	—	48,786	—	—	48,786
Balance as of February 28, 2015	208,870	104,435	1,123,520	1,994,221	(65,391)	3,156,785
Net earnings	—	—	—	623,428	—	623,428
Other comprehensive loss	—	—	—	—	(4,805)	(4,805)
Share-based compensation expense	—	—	39,164	—	—	39,164
Repurchases of common stock	(16,300)	(8,150)	(92,452)	(870,845)	—	(971,447)
Exercise of common stock options	1,711	855	46,183	—	—	47,038
Stock incentive plans:
Shares issued	673	337	(337)	—	—	—
Shares cancelled	(242)	(121)	(17,140)	—	—	(17,261)
Tax effect from the exercise/vesting
of equity awards	—	—	31,884	—	—	31,884
Balance as of February 29, 2016	194,712	$97,356	$1,130,822	$1,746,804	$(70,196)	$2,904,786

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.
We seek to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

In fiscal 2016, we reclassified New Vehicle Sales to Other Sales and Revenues and no longer separately present New Vehicle Sales. New Vehicle Sales represented approximately 1% of total sales in fiscal 2016. All periods presented have been revised for this new presentation.

(B)	Cash and Cash Equivalents
Cash equivalents of approximately $109,000 as of February 29, 2016, and $48,000 as of February 28, 2015, consisted of highly liquid investments with original maturities of three months or less.

(C)	Restricted Cash from Collections on Auto Loan Receivables
Cash equivalents totaling $343.8 million as of February 29, 2016, and $294.1 million as of February 28, 2015, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

(D)	Marketable Securities
The Company classifies its marketable securities as trading.  These securities consisted primarily of mutual funds reported at fair value with unrealized gains and losses reflected as a component of other expense.  Marketable securities as of February 29, 2016 and February 28, 2015 pertain to the Company’s restricted investments held in a rabbi trust and are reported in other assets.

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
Inventory is primarily comprised of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or market.  Vehicle inventory cost is determined by specific identification.  Parts, labor and overhead costs associated with reconditioning vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory.

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
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $46.6 million as of February 29, 2016 and $42.7 million as of February 28, 2015.

Restricted Investments.  Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $63.0 million as of February 29, 2016 and $52.4 million as of February 28, 2015.

(L)	Finance Lease Obligations
We generally account for sale-leaseback transactions as financings.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as finance lease obligations.  Depreciation is recognized on the assets over their estimated useful lives, generally 25 years.  A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation.  In the event the leases are modified or extended beyond their original lease term, the related finance lease obligation is increased based on the present value of the revised future minimum lease payments on the date of the modification, with a corresponding increase to the net carrying amount of the assets subject to these transactions.  See Notes 11 and 15 for additional information on finance lease obligations.

(M)	Accrued Expenses
As of February 29, 2016 and February 28, 2015, accrued expenses and other current liabilities included accrued compensation and benefits of $128.9 million and $148.4 million, respectively; loss reserves for general liability and workers’ compensation insurance of $39.6 million and $36.7 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

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

We also sell ESP and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue at the time of sale, net of a reserve for estimated contract cancellations.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 8 for additional information on cancellation reserves.

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
Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale.  It also includes payroll, fringe benefits and parts, labor and overhead costs associated with reconditioning and vehicle repair services.  The gross profit earned by our service department for used vehicle reconditioning service is a reduction of cost of sales.  We maintain a reserve to eliminate the internal profit on vehicles that have not been sold.

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
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $142.2 million in fiscal 2016, $124.3 million in fiscal 2015 and $114.6 million in fiscal 2014.

(T)	Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(U)	Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis (net of estimated forfeitures) over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair values of restricted stock and stock-settled performance stock units are based on the volume-weighted average market value on the date of the grant.  The fair value of stock-settled restricted stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the market price of CarMax common stock as of the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.

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

(V)	Derivative Instruments and Hedging Activities
We enter into derivative instruments to manage certain risks arising from both our business operations and economic conditions that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  We recognize the derivatives at fair value as either current assets or current liabilities on the consolidated balance sheets, and where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional information on derivative instruments and hedging activities.

(W)	Income Taxes
We file a consolidated federal income tax return for a majority of our subsidiaries.  Certain subsidiaries are required to file separate partnership or corporate federal income tax returns.  Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Changes in tax laws and tax rates are reflected in the income tax provision in the period in which the changes are enacted. We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available loss carrybacks, tax planning strategies, future reversals of existing temporary differences and future taxable income.

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
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2014-8) related to discontinued operations (FASB ASC Topic 205). The standard raises the threshold for disposals to qualify as a discontinued operation by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of discontinued operations. We adopted this pronouncement for our fiscal year beginning March 1, 2015 and there was no effect on our consolidated financial statements.
In November 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-17), which simplifies the balance sheet classification of deferred taxes. This pronouncement requires that all deferred tax assets and liabilities be classified as noncurrent in the classified balance sheet, rather than separating such deferred taxes into current and noncurrent amounts, as is required under current guidance.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively. We early adopted this pronouncement, on a retrospective basis, for our fiscal year ending February 29, 2016.   As a result, we have reclassified $8.1 million of deferred taxes from current assets to noncurrent assets for the fiscal year ended February 28, 2015 to conform to the current year presentation.

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

In May 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-7), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (“NAV”) per share (FASB ASC Subtopic 820-10). This standard also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and retrospective adoption is required. We will adopt this pronouncement for our fiscal year beginning March 1, 2016. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-11), which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation.  This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, and prospective adoption is required.  We will adopt this pronouncement for our fiscal year beginning March 1, 2017.  We do not expect this pronouncement to have a material effect on our consolidated financial statements.
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
In August 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-15) related to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We will consider this clarification in conjunction with our adoption of FASB ASU 2015-03, which will occur for our fiscal year beginning March 1, 2016 and do not expect it to have a material impact on our consolidated financial statements.
In January 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-01) related to financial instruments (FASB ASC Subtopic 825-10). This pronouncement requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018 and are currently evaluating the effect on our consolidated financial statements.
In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We will adopt this pronouncement for our fiscal year beginning March 1, 2019 and are currently evaluating the effect on our consolidated financial statements.
In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-06) related to the embedded derivative analysis for debt instruments with contingent call or put options. This pronouncement clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.
In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-08) related to reporting revenue gross versus net, or principal versus agent considerations. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018 and are currently evaluating the effect on our consolidated financial statements.
In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-09) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We will adopt this pronouncement for our fiscal year beginning March 1, 2017 and are currently evaluating the effect on our consolidated financial statements.

In April 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-10) related to identifying performance obligations and licensing. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018 and do not expect it to have a material impact on our consolidated financial statements.

3.	CARMAX AUTO FINANCE
CAF provides financing to qualified retail customers purchasing vehicles at CarMax stores.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF’s operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF’s performance and make operating decisions including resource allocation.
We typically use securitizations to fund loans originated by CAF, as discussed in Note 2(F).  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.  In addition, except for auto loan receivables, which are disclosed in Note 4, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

Components of CAF Income

	Years Ended February 29 or 28
(In millions)	2016	% (1)	2015	% (1)	2014	% (1)
Interest margin:
Interest and fee income	$682.9	7.5	$604.9	7.7	$548.0	8.3
Interest expense	(127.7)	(1.4)	(96.6)	(1.2)	(90.0)	(1.4)
Total interest margin	555.2	6.1	508.3	6.5	458.0	6.9
Provision for loan losses	(101.2)	(1.1)	(82.3)	(1.0)	(72.2)	(1.1)
Total interest margin after
provision for loan losses	454.0	5.0	426.0	5.4	385.8	5.8

Total other (expense) income	(0.4)	—	—	—	0.1	—

Direct expenses:
Payroll and fringe benefit expense	(28.2)	(0.3)	(25.3)	(0.3)	(22.6)	(0.3)
Other direct expenses	(33.4)	(0.4)	(33.4)	(0.4)	(27.1)	(0.4)
Total direct expenses	(61.6)	(0.7)	(58.7)	(0.7)	(49.7)	(0.8)
CarMax Auto Finance income	$392.0	4.3	$367.3	4.7	$336.2	5.1

Total average managed receivables	$9,092.9		$7,859.9		$6,629.5

 (1)    Percent of total average managed receivables.

4.	AUTO LOAN RECEIVABLES
Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $9.53 billion as of February 29, 2016, and $8.47 billion as of February 28, 2015.  See Notes 2(F) and 11 for additional information on securitizations and non-recourse notes payable.
Auto Loans Receivable, Net

	As of February 29 or 28
(In millions)	2016	2015
Term securitizations	$7,828.0	$7,226.5
Warehouse facilities	1,399.0	986.0
Other receivables (1)	366.6	246.2
Total ending managed receivables	9,593.6	8,458.7
Accrued interest and fees	35.0	31.2
Other	3.2	27.3
Less allowance for loan losses	(94.9)	(81.7)
Auto loan receivables, net	$9,536.9	$8,435.5

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations, including receivables restricted as excess collateral for those funding arrangements.

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
Ending Managed Receivables by Major Credit Grade

	As of February 29 or 28
(In millions)	2016 (1)	% (2)	2015 (1)	% (2)
A	$4,666.6	48.6	$4,135.6	48.9
B	3,400.1	35.4	3,055.3	36.1
C and other	1,526.9	16.0	1,267.8	15.0
Total ending managed receivables	$9,593.6	100.0	$8,458.7	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 29 or 28
(In millions)	2016	% (1)	2015	% (1)
Balance as of beginning of year	$81.7	0.97	$69.9	0.97
Charge-offs	(180.6)		(155.9)
Recoveries	92.6		85.4
Provision for loan losses	101.2		82.3
Balance as of end of year	$94.9	0.99	$81.7	0.97

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of February 29 or 28
(In millions)	2016	% (1)	2015	% (1)
Total ending managed receivables	$9,593.6	100.0	$8,458.7	100.0

Delinquent loans:
31-60 days past due	$171.0	1.8	$152.1	1.8
61-90 days past due	69.1	0.7	52.5	0.6
Greater than 90 days past due	22.7	0.2	16.8	0.2
Total past due	$262.8	2.7	$221.4	2.6

(1)	Percent of total ending managed receivables.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and designate these derivative instruments as cash flow hedges for accounting purposes.  Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables, and (ii) exposure to variable interest rates associated with our term loan, as further discussed in Note 11.

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $10.5 million will be reclassified from AOCL as a decrease to CAF income.

As of February 29, 2016 and February 28, 2015, we had interest rate swaps outstanding with a combined notional amount of $2.42 billion and $1.40 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of February 29 or 28
	2016		2015
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$587	$(8,024)	$1,201	$(1,064)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(20,715)	$(5,847)	$(5,286)
Loss reclassified from AOCL into CAF income (1)	$(8,277)	$(8,118)	$(9,872)
(Loss) gain recognized in CAF income (2)	$(439)	$—	$76

(1)	Represents the effective portion.

(2)	Represents the ineffective portion.

6.	FAIR VALUE MEASUREMENTS
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

Valuation Methodologies
Money Market Securities.  Money market securities are cash equivalents, which are included in cash and cash equivalents, restricted cash from collections on auto loan receivables or other assets. They consist of highly liquid investments with original maturities of three months or less and are classified as Level 1.

Mutual Fund Investments.  Mutual fund investments consist of publicly traded mutual funds that primarily include diversified investments in large-, mid- and small-cap domestic and international companies.  The investments, which are included in other assets, are held in a rabbi trust established to fund informally our executive deferred compensation plan and are classified as Level 1.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$439,943	$—	$439,943
Mutual fund investments	13,622	—	13,622
Derivative instruments	—	587	587
Total assets at fair value	$453,565	$587	$454,152

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	3.1%	—%	3.1%

Liabilities:
Derivative instruments	$—	$(8,024)	$(8,024)
Total liabilities at fair value	$—	$(8,024)	$(8,024)

Percent of total liabilities	—%	0.1%	0.1%

	As of February 28, 2015
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$380,100	$—	$380,100
Mutual fund investments	9,242	—	9,242
Derivative instruments	—	1,201	1,201
Total assets at fair value	$389,342	$1,201	$390,543

Percent of total assets at fair value	99.7%	0.3%	100.0%
Percent of total assets	2.9%	—%	3.0%

Liabilities:
Derivative instruments	$—	$(1,064)	$(1,064)
Total liabilities at fair value	$—	$(1,064)	$(1,064)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2, and we had no Level 3 assets for the years ended February 29, 2016 and February 28, 2015.

7.	PROPERTY AND EQUIPMENT

	As of February 29 or 28
(In thousands)	2016	2015
Land	$510,068	$398,288
Land held for development	85,127	151,306
Buildings	1,650,168	1,390,802
Leasehold improvements	174,495	146,140
Furniture, fixtures and equipment	443,050	389,650
Construction in progress	224,109	209,058
Total property and equipment	3,087,017	2,685,244
Less accumulated depreciation and amortization	925,319	822,706
Property and equipment, net	$2,161,698	$1,862,538

Land held for development represents land owned for potential store growth.  Depreciation expense was $127.0 million in fiscal 2016, $105.7 million in fiscal 2015 and $90.4 million in fiscal 2014.

8.	CANCELLATION RESERVES
We recognize revenue for EPP products at the time of sale, net of a reserve for estimated contract cancellations.  Cancellations of these services may result from early termination by the customer, or default or prepayment on the finance contract.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.
Cancellation Reserves

	As of February 29 or 28
(In millions)	2016	2015
Balance as of beginning of year	$94.4	$72.5
Cancellations	(61.3)	(49.1)
Provision for future cancellations	77.1	71.0
Balance as of end of year	$110.2	$94.4

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 29, 2016 and February 28, 2015, the current portion of cancellation reserves was $54.4 million and $44.8 million, respectively.

In fiscal 2014, the company reviewed the assumptions used in developing its cancellation reserves for EPP products and incorporated additional data into a more sophisticated model as part of our evaluation of the cancellation rates.  This additional data included changes in the product and administration of the product by the company and changes in the credit mix of the customer base.  Based on our evaluation, we determined that this additional data should have been considered in our previous assessments of cancellation reserves.  We corrected this accounting error by increasing the cancellation reserves and reducing other sales and revenues.  Fiscal 2014 net earnings were reduced by $11.9 million (net of tax of $7.6 million), or $0.05 per share, pertaining to fiscal 2013 and fiscal 2012.  The out of period error was not material to fiscal 2014 or any previously reported interim or annual period.

9.	INCOME TAXES
Income Tax Provision

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Current:
Federal	$324,096	$329,211	$283,174
State	45,183	47,061	38,747
Total	369,279	376,272	321,921
Deferred:
Federal	16,398	(3,499)	(15,129)
State	839	(800)	(2,056)
Total	17,237	(4,299)	(17,185)
Income tax provision	$386,516	$371,973	$304,736

Effective Income Tax Rate Reconciliation

	Years Ended February 29 or 28
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.2	3.4	3.1
Nondeductible and other items	0.2	0.2	0.2
Credits	(0.1)	(0.2)	(0.1)
Effective income tax rate	38.3%	38.4%	38.2%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 29 or 28
(In thousands)	2016	2015
Deferred tax assets:
Accrued expenses	$60,341	$52,933
Partnership basis	97,586	95,443
Stock compensation	56,606	63,148
Derivatives	8,320	4,010
Capital loss carry forward	1,807	1,597
Total deferred tax assets	224,660	217,131
Less: valuation allowance	(1,807)	(1,597)
Total deferred tax assets after valuation allowance	222,853	215,534
Deferred tax liabilities:
Prepaid expenses	19,496	17,935
Property and equipment	32,691	14,816
Inventory	8,804	7,045
Total deferred tax liabilities	60,991	39,796
Net deferred tax asset	$161,862	$175,738

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the availability of loss carrybacks and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 29, 2016, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Balance at beginning of year	$24,951	$26,330	$25,059
Increases for tax positions of prior years	125	1,549	1,523
Decreases for tax positions of prior years	(853)	(5,999)	(4,658)
Increases based on tax positions related to the current year	5,256	5,467	5,960
Settlements	(830)	(612)	(809)
Lapse of statute	(1,878)	(1,784)	(745)
Balance at end of year	$26,771	$24,951	$26,330

As of February 29, 2016, we had $26.8 million of gross unrecognized tax benefits, $10.3 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2015, we had $25.0 million of gross unrecognized tax benefits, $9.6 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2014, we had $26.3 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties increased $0.6 million to $2.0 million as of February 29, 2016, from $1.4 million as of February 28, 2015.  Our accrual for interest and penalties decreased $0.2 million to $1.4 million as of February 28, 2015, from $1.6 million as of February 28, 2014.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2013.

10.	BENEFIT PLANS

(A)	Retirement Benefit Plans
We have two frozen noncontributory defined benefit plans: our pension plan (the “pension plan”) and our unfunded, nonqualified plan (the “restoration plan”), which restores retirement benefits for certain associates who are affected by Internal Revenue Code limitations on benefits provided under the pension plan. No additional benefits have accrued under these plans since they were frozen; however, we have a continuing obligation to fund the pension plan and will continue to recognize net periodic pension expense for both plans for benefits earned prior to being frozen. We use a fiscal year end measurement date for both the pension plan and the restoration plan.

Benefit Plan Information

	As of February 29 or 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Plan assets	$121,746	$135,249	$—	$—	$121,746	$135,249
Projected benefit obligation	201,715	218,189	10,662	11,052	212,377	229,241
Funded status recognized	$(79,969)	$(82,940)	$(10,662)	$(11,052)	$(90,631)	$(93,992)

Amounts recognized in the
consolidated balance sheets:
Current liability	$—	$—	$(459)	$(462)	$(459)	$(462)
Noncurrent liability	(79,969)	(82,940)	(10,203)	(10,590)	(90,172)	(93,530)
Net amount recognized	$(79,969)	$(82,940)	$(10,662)	$(11,052)	$(90,631)	$(93,992)

	Years Ended February 29 or 28
	Pension Plan			Restoration Plan			Total
(In thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Total net pension expense	$847	$363	$1,341	$456	$453	$433	$1,303	$816	$1,774
Total net actuarial (gain) loss (1)	$(1,786)	$33,286	$(16,268)	$(428)	$840	$803	$(2,214)	$34,126	$(15,465)

(1)     Changes recognized in Accumulated Other Comprehensive Loss

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, and employer contributions, which increase plan assets, were not material in fiscal 2016 or 2015. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2017, we anticipate that $1.5 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.
Benefit Obligations.  Accumulated and projected benefit obligations (“ABO” and “PBO”) represent the obligations of the benefit plans for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current service and compensation levels. PBO is ABO increased to reflect expected future service and increased compensation levels. As a result of the freeze of plan benefits under our pension and restoration plans, the ABO and PBO balances are equal to one another at all subsequent dates.

Funding Policy. For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We do not expect to make any contributions to the pension plan in fiscal 2017; however, conditions may change where we may elect to make contributions. We expect the pension plan to make benefit payments of approximately $3.0 million for each of the next two fiscal years, and $4.0 million for each of the subsequent three fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.5 million for each of the next five fiscal years.

Assumptions Used to Determine Benefit Obligations

	As of February 29 or 28
	Pension Plan		Restoration Plan
	2016	2015	2016	2015
Discount rate (1)	4.50%	4.00%	4.50%	4.00%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2016 and fiscal 2015.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 29 or 28
	Pension Plan			Restoration Plan
	2016	2015	2014	2016	2015	2014
Discount rate (1)	4.00%	4.55%	4.30%	4.00%	4.55%	4.30%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—%	—%	—%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2016, fiscal 2015 and fiscal 2014.

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
Fair Value of Plan Assets And Fair Value Hierarchy

	As of February 29 or 28
(In thousands)	2016	2015
Mutual funds (Level 1):
Equity securities	$78,951	$84,303
Equity securities – international	15,771	17,114
Fixed income securities	25,978	32,549
Collective funds (Level 2):
Short-term investments	1,096	1,341
Investment payables, net	(50)	(58)
Total	$121,746	$135,249

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are composed of mutual funds that include investments in debt securities, mortgage-backed securities, corporate bonds and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2017.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers. Within the fair value hierarchy (see Note 6), the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value. The collective funds are public investment vehicles valued using a net asset value (“NAV”). The collective funds may be liquidated with minimal restrictions and are classified as Level 2.

(B)	Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  In conjunction with the pension plan curtailments, enhancements were made to the 401(k) plan effective January 1, 2009.  The enhancements increased the maximum salary contribution for eligible associates and increased our matching contribution.  Additionally, an annual discretionary company-funded contribution regardless of associate participation was implemented, as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $29.8 million in fiscal 2016, $27.9 million in fiscal 2015 and $25.0 million in fiscal 2014.

(C)	Retirement Restoration Plan
Effective January 1, 2009, we replaced the frozen restoration plan with a new non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide the annual discretionary company-funded contribution made regardless of associate participation, as well as the additional discretionary company-funded contribution to the associates meeting the same age and service requirements.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2016, fiscal 2015 and fiscal 2014.

(D)	Executive Deferred Compensation Plan
Effective January 1, 2011, we established an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2016, fiscal 2015 and fiscal 2014.

11.	DEBT

	As of February 29 or 28
(In thousands)	2016	2015
Revolving credit facility	$415,428	$10,785
Term loan	300,000	300,000
Finance and capital lease obligations	414,654	327,838
Non-recourse notes payable	9,527,750	8,470,629
Total debt	10,657,832	9,109,252
Less: current portion	(315,509)	(290,502)
Long-term debt, net of current portion	$10,342,323	$8,818,750

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next twelve months presented as a component of current portion of long-term debt.  Outstanding borrowings of $415.0 million at February 29, 2016 are classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

However, conditions may change and we may elect to make repayments. As of February 29, 2016, the unused capacity of $784.6 million was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.46% in fiscal 2016, 1.56% in fiscal 2015 and 1.52% in fiscal 2014.

Term Loan.  We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates (1.43% as of February 29, 2016) based on the LIBOR rate, the federal funds rate, or the prime rate.  As of February 29, 2016, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes. We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009.  During fiscal 2016, finance lease obligations were increased by $103.2 million related to leases that were modified or extended beyond their original lease term.  Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. See Note 15 for information on future minimum lease obligations.

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

As of February 29, 2016, $8.13 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through August 2022, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of February 29, 2016, $1.40 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  During fiscal 2016, we increased the combined limit of our warehouse facilities by $200 million to $2.50 billion. As of February 29, 2016, the unused warehouse capacity totaled $1.10 billion.  Of the combined warehouse facility limit, $1.00 billion will expire in August 2016 and $1.50 billion will expire in February 2017.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on the related securitized auto loan receivables.

We capitalize interest in connection with the construction of certain facilities. Cash paid for interest of $34.3 million in fiscal 2016 excludes capitalized interest of $9.2 million. Cash paid for interest of $24.2 million in fiscal 2015 excludes capitalized interest of $8.9 million. No interest was capitalized in fiscal 2014.

Financial Covenants. The credit facility and term loan agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of February 29, 2016, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

12.	STOCK AND STOCK-BASED INCENTIVE PLANS

(A)	Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B)	Share Repurchase Program
In fiscal 2013, our board of directors authorized the repurchase of up to $800 million of our common stock which was exhausted in fiscal 2015.  In fiscal 2015, our board of directors authorized the repurchase of up to an additional $3 billion of our common stock of which $1 billion was exhausted during fiscal 2016, and $2 billion expires on December 31, 2016.

Common Stock Repurchases

	Years Ended February 29 or 28
	2016	2015	2014
Number of shares repurchased (in thousands)	16,300.1	17,511.0	6,859.5
Average cost per share	$59.59	$52.13	$44.61
Available for repurchase, as of end of year (in millions)	$1,398.0	$2,369.3	$282.1

(C)	Stock Incentive Plans
We maintain long-term incentive plans for management, certain employees and the nonemployee members of our board of directors.  The plans allow for the granting of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

As of February 29, 2016, a total of 50,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 6,738,122 as of that date.

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

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%. This quotient is then multiplied by the number of PSUs granted to yield the number of shares awarded. PSUs do not have voting rights.

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one-year period from date of grant.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.

(D)	Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Cost of sales	$1,243	$4,236	$3,200
CarMax Auto Finance income	1,458	5,898	2,983
Selling, general and administrative expenses	49,725	73,020	61,487
Share-based compensation expense, before income taxes	$52,426	$83,154	$67,670

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Nonqualified stock options	$25,399	$28,954	$23,914
Cash-settled restricted stock units	11,913	38,539	29,551
Stock-settled market stock units	10,589	13,299	12,515
Stock-settled performance stock units	1,919	—	—
Employee stock purchase plan	1,349	1,274	1,190
Stock grants to non-employee directors	—	—	500
Restricted stock to non-employee directors	1,257	1,088	—
Share-based compensation expense, before income taxes	$52,426	$83,154	$67,670

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 29, 2016
(Costs in millions)	Unrecognized Compensation Costs	Weighted Average Remaining Recognition Life (Years)
Nonqualified stock options	$34.3	2.0
Stock-settled market stock units	11.7	0.9
Stock-settled performance stock units	2.9	2.1
Restricted stock to non-employee directors	0.1	0.3
Total	$49.0	1.7

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 29, 2016 or February 28, 2015 or 2014.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2015	7,645	$35.59
Options granted	1,408	73.43
Options exercised	(1,711)	27.49
Options forfeited or expired	(20)	69.68
Outstanding as of February 29, 2016	7,322	$44.67	4.2	$49,575

Exercisable as of February 29, 2016	3,501	$35.02	3.2	$39,561

Stock Option Information

	Years Ended February 29 or 28
	2016	2015	2014
Options granted	1,408,427	2,056,789	1,605,149
Weighted average grant date fair value per share	$20.53	$13.28	$15.59
Cash received from options exercised (in millions)	$47.0	$89.8	$45.1
Intrinsic value of options exercised (in millions)	$70.4	$153.3	$62.5
Realized tax benefits from exercises (in millions)	$28.2	$61.7	$25.1

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

Assumptions Used to Estimate Option Values

	Years Ended February 29 or 28
	2016			2015			2014
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	25.8%	-	31.8%	25.2%	-	32.7%	27.9%	-	46.8%
Weighted average expected volatility			30.6%			31.8%			44.7%
Risk-free interest rate (2)	—%	-	2.1%	0.01%	-	2.7%	0.02%	-	2.6%
Expected term (in years) (3)			4.7			4.7			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	1,530	$39.81
Stock units granted	418	$73.76
Stock units vested and converted	(529)	$32.35
Stock units cancelled	(99)	$51.29
Outstanding as of February 29, 2016	1,320	$52.70

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 29 or 28
	2016	2015	2014
Stock units granted	418,281	587,990	541,819
Initial grant date fair value per share	$73.76	$44.96	$42.68
Payments (before payroll tax withholdings) upon
vesting (in millions)	$33.6	$21.8	$23.3
Realized tax benefits from vesting (in millions)	$13.5	$8.8	$9.3

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 29, 2016
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2017	$13,679	$36,477
Fiscal 2018	15,947	42,524
Fiscal 2019	18,822	50,193
Total expected cash settlements	$48,448	$129,194

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	774	$48.30
Stock units granted	110	$89.73
Stock units vested and converted	(339)	$41.33
Stock units cancelled	(2)	$90.46
Outstanding as of February 29, 2016	543	$60.90

Stock-Settled Market Stock Unit Information

	Years Ended February 29 or 28
	2016	2015	2014
Stock units granted	109,956	249,801	237,660
Weighted average grant date fair value per share	$89.73	$55.48	$52.02
Realized tax benefits from vesting (in millions)	$17.0	$8.1	$7.9

Stock-Settled Performance Stock Unit Activity

Weighted
Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	—	$—
Stock units granted	66	$72.58
Stock units vested and converted	—	$—
Stock units cancelled	—	$—
Outstanding as of February 29, 2016	66	$72.58

Stock-Settled Performance Stock Unit Information

	Years Ended February 29 or 28
	2016	2015	2014
Stock units granted	66,446	—	—
Weighted average grant date fair value per share	$72.58	$—	$—

Restricted Stock Awards Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2015	23	$51.18
Stock units granted	19	$68.16
Stock units vested and converted	(25)	$52.49
Stock units cancelled	—	—
Outstanding as of February 29, 2016	17	$68.16

Restricted Stock Awards Information

	Years Ended February 29 or 28
	2016	2015	2014
Restricted stock granted	19,070	22,860	—
Weighted average grant date fair value per share	$68.16	$51.18	$—
Realized tax benefits from vesting (in millions)	$0.7	$—	$—

(E)	Employee Stock Purchase Plan
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

	Years Ended February 29 or 28
	2016	2015	2014
Shares purchased on the open market	176,595	184,390	188,797
Average purchase price per share	$59.93	$52.18	$47.35

As of February 29, 2016, a total of 3,363,688 shares remained available under the plan. The total costs for matching contributions are included in share-based compensation expense.

13.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 29 or 28
(In thousands except per share data)	2016	2015	2014
Net earnings	$623,428	$597,358	$492,586

Weighted average common shares outstanding	203,275	215,617	223,589
Dilutive potential common shares:
Stock options	1,676	2,369	3,255
Stock-settled restricted stock units	589	705	740
Weighted average common shares and dilutive
potential common shares	205,540	218,691	227,584

Basic net earnings per share	$3.07	$2.77	$2.20
Diluted net earnings per share	$3.03	$2.73	$2.16

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2016, fiscal 2015 and fiscal 2014, options to purchase 1,243,383 shares, 1,409,809 shares and 1,231,382 shares of common stock, respectively, were not included.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2013	$(49,479)	$(10,329)	$(59,808)
Other comprehensive income (loss) before reclassifications	9,713	(3,216)	6,497
Amounts reclassified from accumulated other
comprehensive loss	1,051	5,989	7,040
Other comprehensive income	10,764	2,773	13,537
Balance as of February 28, 2014	(38,715)	(7,556)	(46,271)
Other comprehensive loss before reclassifications	(21,358)	(3,535)	(24,893)
Amounts reclassified from accumulated other
comprehensive loss	853	4,920	5,773
Other comprehensive (loss) income	(20,505)	1,385	(19,120)
Balance as of February 28, 2015	(59,220)	(6,171)	(65,391)
Other comprehensive income (loss) before reclassifications	1,462	(12,578)	(11,116)
Amounts reclassified from accumulated other
comprehensive loss	1,288	5,023	6,311
Other comprehensive income (loss)	2,750	(7,555)	(4,805)
Balance as of February 29, 2016	$(56,470)	$(13,726)	$(70,196)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 29 or 28
(In thousands)	2016	2015	2014
Retirement Benefit Plans (Note 10):
Actuarial gain (loss) arising during the year	$2,214	$(34,126)	$15,465
Tax (expense) benefit	(752)	12,768	(5,752)
Actuarial gain (loss) arising during the year, net of tax	1,462	(21,358)	9,713
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	835	558	669
CarMax Auto Finance income	49	31	38
Selling, general and administrative expenses	1,173	772	967
Total amortization reclassifications recognized in net pension expense	2,057	1,361	1,674
Tax expense	(769)	(508)	(623)
Amortization reclassifications recognized in net
pension expense, net of tax	1,288	853	1,051
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	2,750	(20,505)	10,764

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(20,715)	(5,847)	(5,286)
Tax benefit	8,137	2,312	2,070
Effective portion of changes in fair value, net of tax	(12,578)	(3,535)	(3,216)
Reclassifications to CarMax Auto Finance income	8,277	8,118	9,872
Tax expense	(3,254)	(3,198)	(3,883)
Reclassification of hedge losses, net of tax	5,023	4,920	5,989
Net change in cash flow hedge unrecognized losses, net of tax	(7,555)	1,385	2,773
Total other comprehensive (loss) income, net of tax	$(4,805)	$(19,120)	$13,537

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $42.4 million as of February 29, 2016 and $39.0 million as of February 28, 2015.

15.	LEASE COMMITMENTS
Our leases primarily consist of land or land and building leases related to CarMax store locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 5 to 20 years at terms similar to the initial terms.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $46.9 million in fiscal 2016, $44.6 million in fiscal 2015 and $43.6 million in fiscal 2014.  See Note 11 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 29, 2016
			Operating
	Capital	Finance	Lease
(In thousands)	Lease (1)	Leases (1)	Commitments (1)
Fiscal 2017	$354	$48,390	$44,430
Fiscal 2018	354	47,199	44,853
Fiscal 2019	354	45,394	45,975
Fiscal 2020	354	44,876	44,221
Fiscal 2021	393	36,404	39,778
Fiscal 2022 and thereafter	4,417	556,774	469,694
Total minimum lease payments	6,226	$779,037	$688,951
Less amounts representing interest	(3,451)
Present value of net minimum lease payments	$2,775

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

16.	COMMITMENTS AND CONTINGENCIES

(A)	Litigation
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
The claims currently remaining in the lawsuit regarding the sales consultant putative class are: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On November 21, 2011, the court granted CarMax’s motion to compel the plaintiffs’ remaining claims into arbitration on an individual basis.  The plaintiffs appealed the court’s ruling and on March 26, 2013, the California Court of Appeal reversed the trial court’s order granting CarMax’s motion to compel arbitration.  On October 8, 2013, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court.  On February 24, 2014, the United States Supreme Court granted CarMax’s petition for certiorari, vacated the California Court of Appeal decision and remanded the case to the California Court of Appeal for further consideration.  The California Court of Appeal determined that the plaintiffs’ Labor Code Private Attorney General Act claim is not subject to arbitration, but the remaining claims are subject to arbitration on an individual basis.  CarMax appealed this decision with respect to the Private Attorney General Act claim on March 9, 2015 by filing a petition for review with the California Supreme Court.  On April 22, 2015, the California Supreme Court denied the petition for review. On August 20, 2015, CarMax filed a petition for a writ of certiorari seeking review in the United States Supreme Court, which was denied. On March 30, 2016, the remaining claims asserted by Fowler were settled for an immaterial amount. The non-Private Attorney General Act claims asserted by Areso are subject to arbitration. Areso’s Private Attorney General Act claim is stayed in the California state court, pending arbitration. Once the stay is removed, the Private Attorney General Act claim, now asserted solely by Areso, may proceed in the California state court. The Areso lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

On October 15, 2015, CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc. were served with a complaint filed on behalf of Mr. Craig Weiss in the Superior Court of California, County of Placer, asserting Private Attorney

General Act violations. The Private Attorney General Act action is based on the following allegations with respect to CarMax sales consultants in California: (1) failure to compensate at least the minimum wage for all hours worked; (2) not providing accurate wage statements that showed all wages earned, all hours worked, all applicable pay rates, all applicable piece rates, all units earned, and applicable commission rates; (3) not indemnifying for employment-related expenses, including the cost of using personal cell phones to perform business tasks; (4) not maintaining documentation of the actual hours worked each day, all wages earned and meal breaks taken; and (5) not paying all wages due and owing upon termination of employment. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.1 million as of February 29, 2016 and $6.2 million as of February 28, 2015, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 29, 2016 we have material purchase obligations of $171.7 million, of which $122.1 million are expected to be fulfilled in fiscal 2017.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2016	2016 (1)	2016	2016	2016
Net sales and operating revenues	$4,014,888	$3,884,913	$3,544,069	$3,705,805	$15,149,675
Gross profit	$543,794	$521,370	$464,331	$489,265	$2,018,760
CarMax Auto Finance income	$109,108	$98,279	$92,316	$92,333	$392,036
Selling, general and administrative
expenses	$349,779	$330,784	$337,512	$333,860	$1,351,935
Net earnings	$181,974	$172,228	$128,199	$141,027	$623,428
Net earnings per share:
Basic	$0.87	$0.83	$0.64	$0.72	$3.07
Diluted	$0.86	$0.82	$0.63	$0.71	$3.03

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2015	2015 (2)	2015	2015 (3)	2015
Net sales and operating revenues	$3,750,196	$3,599,194	$3,405,234	$3,514,092	$14,268,716
Gross profit	$501,731	$463,339	$446,620	$475,837	$1,887,527
CarMax Auto Finance income	$94,615	$92,574	$89,722	$90,383	$367,294
Selling, general and administrative
expenses	$313,446	$297,638	$316,632	$330,009	$1,257,725
Net earnings	$169,653	$154,518	$130,049	$143,138	$597,358
Net earnings per share:
Basic	$0.77	$0.71	$0.61	$0.68	$2.77
Diluted	$0.76	$0.70	$0.60	$0.67	$2.73

(1)
During the second quarter of fiscal 2016, we increased service department gross profits by $10.4 million, before tax, or $0.03 per share, due to a change in the timing of our recognition of reconditioning overhead costs.

(2)	During the second quarter of fiscal 2015, we reduced SG&A expenses by $20.9 million, before tax, or $0.06 per share, due to the receipt of settlement proceeds from a class action lawsuit.

(3)	During the fourth quarter of fiscal 2015, we reduced interest expense by $6.9 million, before tax, or $0.02 per share, for capitalized interest related to earlier quarters in fiscal 2015.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.
PART III
With the exception of the information incorporated by reference from our 2016 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2016 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2016 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2016 Proxy Statement.
The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2016 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” appearing in our 2016 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2016 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” and the sub-section titled “Proposal Four: Approval of Amended and Restated Incentive Plan – Equity Compensation Plan Information” in our 2016 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2016 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2016 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the sub-section titled “Auditor Fees and Pre-Approval Policy – Auditor Fees and Services” in our 2016 Proxy Statement.
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

CarMax, Inc.

By:	/s/ THOMAS J. FOLLIARD	By:	/s/ THOMAS W. REEDY
	Thomas J. Folliard		Thomas W. Reedy
	Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 22, 2016		April 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ THOMAS J. FOLLIARD	/s/ W. ROBERT GRAFTON *
Thomas J. Folliard	W. Robert Grafton
Chief Executive Officer and Director	Director
April 22, 2016	April 22, 2016

/s/ THOMAS W. REEDY	/s/ EDGAR H. GRUBB *
Thomas W. Reedy	Edgar H. Grubb
Executive Vice President and Chief Financial Officer	Director
April 22, 2016	April 22, 2016

/s/ NATALIE L. WYATT	/s/ MITCHELL D. STEENROD *
Natalie L. Wyatt	Mitchell D. Steenrod
Vice President and Chief Accounting Officer	Director
April 22, 2016	April 22, 2016

/s/ RONALD E. BLAYLOCK *	/s/ ALAN B. COLBERG *
Ronald E. Blaylock	Alan B. Colberg
Director	Director
April 22, 2016	April 22, 2016

/s/ RAKESH GANGWAL *	/s/ SHIRA GOODMAN *
Rakesh Gangwal	Shira Goodman
Director	Director
April 22, 2016	April 22, 2016

/s/ WILLIAM R. TIEFEL *	/s/ JEFFREY E. GARTEN *
William R. Tiefel	Jeffrey E. Garten
Director	Director
April 22, 2016	April 22, 2016

/s/ MARCELLA SHINDER *
Marcella Shinder
Director
April 22, 2016

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

3.2
CarMax, Inc. Bylaws, as amended and restated February 1, 2016, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed February 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.1
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.2
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.3
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.5 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.4
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.5
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.6
CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.7
CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.8
CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9
CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.10
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.11
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.12
CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

10.13
Credit Agreement dated August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), is incorporated by this reference.

10.14
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.15
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.16
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.17
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.18
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.19
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.20
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.21
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.22
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.23
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.24
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.25
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.26
Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.27
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.28
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.29
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.30
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.31
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.32
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.33
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.34
Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.35
Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.36
Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.37
Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.38
Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates management contract, compensatory plan or arrangement of the company required to be filed as an exhibit.