Form 10-Q
period 2016-05-31
CARMAX INC
filed 2016-07-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2016
Common Stock, par value $0.50	191,475,213

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2016	%(1)	2015	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,428,974	83.1	$3,292,658	82.0
Wholesale vehicle sales	567,741	13.8	576,625	14.4
Other sales and revenues	129,671	3.1	145,605	3.6
NET SALES AND OPERATING REVENUES	4,126,386	100.0	4,014,888	100.0
Cost of sales	3,553,749	86.1	3,471,094	86.5
GROSS PROFIT	572,637	13.9	543,794	13.5
CARMAX AUTO FINANCE INCOME	100,758	2.4	109,108	2.7
Selling, general and administrative expenses	380,230	9.2	349,779	8.7
Interest expense	11,088	0.3	7,103	0.2
Other (income) expense	(616)	—	41	—
Earnings before income taxes	282,693	6.9	295,979	7.4
Income tax provision	107,333	2.6	114,005	2.8
NET EARNINGS	$175,360	4.2	$181,974	4.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	193,531		208,698
Diluted	195,253		211,652
NET EARNINGS PER SHARE:
Basic	$0.91		$0.87
Diluted	$0.90		$0.86

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2016	2015
NET EARNINGS	$175,360	$181,974
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	249	306

Net change in cash flow hedge unrecognized losses	3,122	(1,373)
Other comprehensive income (loss), net of taxes	3,371	(1,067)
TOTAL COMPREHENSIVE INCOME	$178,731	$180,907

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 29
(In thousands except share data)	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,575	$37,394
Restricted cash from collections on auto loan receivables	364,156	343,829
Accounts receivable, net	102,541	132,171
Inventory	1,864,991	1,932,029
Other current assets	32,317	26,358
TOTAL CURRENT ASSETS	2,416,580	2,471,781
Auto loan receivables, net	9,853,368	9,536,892
Property and equipment, net	2,234,385	2,161,698
Deferred income taxes	152,328	161,862
Other assets	133,266	127,678
TOTAL ASSETS	$14,789,927	$14,459,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$454,522	$441,746
Accrued expenses and other current liabilities	205,426	245,909
Accrued income taxes	89,991	2,029
Short-term debt	1,255	428
Current portion of finance and capital lease obligations	12,411	14,331
Current portion of non-recourse notes payable	319,769	300,750
TOTAL CURRENT LIABILITIES	1,083,374	1,005,193
Long-term debt, excluding current portion	597,277	713,910
Finance and capital lease obligations, excluding current portion	419,875	400,323
Non-recourse notes payable, excluding current portion	9,494,180	9,206,425
Other liabilities	222,936	229,274
TOTAL LIABILITIES	11,817,642	11,555,125

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 192,495,265 and 194,712,234 shares issued and outstanding as of May 31, 2016 and February 29, 2016, respectively	96,248	97,356
Capital in excess of par value	1,136,469	1,130,822
Accumulated other comprehensive loss	(66,825)	(70,196)
Retained earnings	1,806,393	1,746,804
TOTAL SHAREHOLDERS’ EQUITY	2,972,285	2,904,786
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,789,927	$14,459,911

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net earnings	$175,360	$181,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,801	32,066
Share-based compensation expense	31,437	23,409
Provision for loan losses	26,591	13,598
Provision for cancellation reserves	18,692	20,330
Deferred income tax provision	7,374	10,475
Other	268	77
Net decrease (increase) in:
Accounts receivable, net	29,630	34,027
Inventory	67,038	242,797
Other current assets	(4,031)	14,423
Auto loan receivables, net	(343,067)	(390,977)
Other assets	399	57
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	66,871	(31,043)
Other liabilities	(31,999)	(33,659)
NET CASH PROVIDED BY OPERATING ACTIVITIES	85,364	117,554
INVESTING ACTIVITIES:
Capital expenditures	(97,463)	(59,437)
Proceeds from sales of assets	—	1,419
Increase in restricted cash from collections on auto loan receivables	(20,327)	(33,932)
Increase in restricted cash in reserve accounts	(3,101)	(2,972)
Release of restricted cash from reserve accounts	41	1,633
Purchases of money market securities, net	(289)	82
Purchases of trading securities	(2,355)	(3,942)
Sales of trading securities	244	72
NET CASH USED IN INVESTING ACTIVITIES	(123,250)	(97,077)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	827	(4)
Proceeds from issuances of long-term debt	1,093,800	20,000
Payments on long-term debt	(1,208,800)	(30,000)
Cash paid for debt issuance costs	(4,680)	—
Payments on finance and capital lease obligations	(3,040)	(4,652)
Issuances of non-recourse notes payable	2,259,000	3,047,805
Payments on non-recourse notes payable	(1,952,428)	(2,656,311)
Repurchase and retirement of common stock	(137,989)	(134,226)
Equity issuances	4,134	34,323
Excess tax benefits from share-based payment arrangements	2,243	26,680
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,067	303,615
Increase in cash and cash equivalents	15,181	324,092
Cash and cash equivalents at beginning of year	37,394	27,606
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,575	$351,698

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

We seek to deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  We provide customers with a full range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of vehicle purchases through CAF and third-party financing providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

2.    Accounting Policies

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

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

In the fourth quarter of fiscal 2016, we reclassified New Vehicle Sales to Other Sales and Revenues and no longer separately present New Vehicle Sales. All periods presented have been revised for this new presentation.

Cash and Cash Equivalents.  Cash equivalents of approximately $14.2 million as of May 31, 2016, and $109,000 as of February 29, 2016, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $364.2 million as of May 31, 2016, and $343.8 million as of February 29, 2016, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

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

Auto Loan Receivables, Net.  Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF.  The receivables are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and defaults, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $954.4 million and $925.3 million as of May 31, 2016 and February 29, 2016, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $49.7 million as of May 31, 2016, and $46.6 million as of February 29, 2016.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $66.1 million as of May 31, 2016, and $63.0 million as of February 29, 2016.

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

Recent Accounting Pronouncements.
Effective in the Current Period. In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2014-12) related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This pronouncement requires that such performance targets should not be reflected in estimating the grant-date fair value of the award, and that compensation cost be recognized in the period in which it becomes probable that the performance target will be achieved, in an amount that represents the compensation cost attributable to the period for which the requisite service has been rendered. We adopted this pronouncement for our fiscal year beginning March 1, 2016, and it did not have a material effect on our consolidated financial statements.
In January 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-01) related to the disclosure requirements for extraordinary items (FASB ASC Subtopic 225-20). The pronouncement eliminates the concept of extraordinary items on the income statement. We adopted this pronouncement for our fiscal year beginning March 1, 2016, and there was no effect on our consolidated financial statements.
In February 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-02) related to the elimination of guidance that has allowed entities with interest in certain investment funds to follow earlier consolidation guidance and makes changes to both the variable interest model and the voting interest model (FASB ASC 810). This pronouncement requires all entities to re-evaluate consolidation conclusions regarding variable interest entities. We adopted this pronouncement for our fiscal year beginning March 1, 2016, and there was no impact to our consolidation conclusions regarding variable interest entities or on our consolidated financial statements.
In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-03) related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). A clarification to this pronouncement was later issued in August 2015 (FASB ASU 2015-15) related to the presentation of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and be subsequently amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We adopted these pronouncements retrospectively for our fiscal year beginning March 1, 2016, and have reclassified all debt issuance costs, except for those associated with our revolving credit facility, from other assets to a reduction of the carrying amount of the related debt liability for the current and all prior periods. See Note 10 for additional information.
In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-05), which provides guidance regarding whether a cloud computing arrangement includes a software license (FASB ASC Subtopic 350-40). If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance does not change GAAP for an entity’s accounting for service contracts. We adopted this guidance for our fiscal year beginning March 1, 2016, and it did not have a material effect on our consolidated financial statements.
In May 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-07), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (“NAV”) per share (FASB ASC Subtopic 820-10). This pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient. We adopted this pronouncement for our fiscal year beginning March 1, 2016, and it did not have a material effect on our consolidated financial statements.
In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-06) related to the embedded derivative analysis for debt instruments with contingent call or put options. This pronouncement clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. We early adopted this pronouncement for our fiscal year beginning March 1, 2016, and it did not have a material effect on our consolidated financial statements.
Effective in Future Periods. In May 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-12), which provided narrow scope improvements and practical expedients related to FASB ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018 and do not expect it to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020 and are currently evaluating the effect on our consolidated financial statements.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$184.1	7.6	$164.9	7.6
Interest expense	(39.4)	(1.6)	(28.1)	(1.3)
Total interest margin	144.7	5.9	136.8	6.3
Provision for loan losses	(26.6)	(1.1)	(13.6)	(0.6)
Total interest margin after provision for loan losses	118.1	4.8	123.2	5.7

Direct expenses:
Payroll and fringe benefit expense	(7.6)	(0.3)	(6.8)	(0.3)
Other direct expenses	(9.7)	(0.4)	(7.3)	(0.4)
Total direct expenses	(17.3)	(0.7)	(14.1)	(0.7)
CarMax Auto Finance income	$100.8	4.1	$109.1	5.0
Total average managed receivables	$9,745.0		$8,664.6

(1)     Percentage of total average managed receivables (quarterly amounts are annualized).

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $9.83 billion as of May 31, 2016 and $9.53 billion as of February 29, 2016.  See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 29
(In millions)	2016	2016
Term securitizations	$8,042.6	$7,828.0
Warehouse facilities	1,472.0	1,399.0
Other receivables (1)	399.7	366.6
Total ending managed receivables	9,914.3	9,593.6
Accrued interest and fees	40.3	35.0
Other	2.8	3.2
Less allowance for loan losses	(104.0)	(94.9)
Auto loan receivables, net	$9,853.4	$9,536.9

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations, including receivables restricted as excess collateral for those funding arrangements.

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

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 29
(In millions)	2016 (1)	% (2)	2016 (1)	% (2)
A	$4,813.2	48.6	$4,666.6	48.6
B	3,502.5	35.3	3,400.1	35.4
C and other	1,598.6	16.1	1,526.9	16.0
Total ending managed receivables	$9,914.3	100.0	$9,593.6	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2016	% (1)	2015	% (1)
Balance as of beginning of period	$94.9	0.99	$81.7	0.97
Charge-offs	(45.8)		(34.3)
Recoveries	28.3		22.7
Provision for loan losses	26.6		13.6
Balance as of end of period	$104.0	1.05	$83.7	0.94

(1)     Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the credit quality of the underlying receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and defaults, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

Past Due Receivables

	As of May 31		As of February 29
(In millions)	2016	% (1)	2016	% (1)
Total ending managed receivables	$9,914.3	100.0	$9,593.6	100.0
Delinquent loans:
31-60 days past due	$188.6	1.9	$171.0	1.8
61-90 days past due	71.7	0.7	69.1	0.7
Greater than 90 days past due	21.0	0.2	22.7	0.2
Total past due	$281.3	2.8	$262.8	2.7

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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $9.1 million will be reclassified from AOCL as a decrease to CAF income.

As of May 31, 2016 and February 29, 2016, we had interest rate swaps outstanding with a combined notional amount of $2.60 billion and $2.42 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of May 31, 2016		As of February 29, 2016
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$2,514	(1,442)	$587	$(8,024)

(1)     Reported in other current assets on the consolidated balance sheets.
(2)     Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended
	May 31
(In thousands)	2016	2015
Derivatives designated as accounting hedges:
Gain/(Loss) recognized in AOCL (1)	$2,331	$(4,316)
Loss reclassified from AOCL into CAF income (1)	$(2,813)	$(2,051)

(1)    Represents the effective portion.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$477,670	$—	$477,670
Mutual fund investments	16,456	—	16,456
Derivative instruments	—	2,514	2,514
Total assets at fair value	$494,126	$2,514	$496,640

Percent of total assets at fair value	99.5%	0.5%	100.0%
Percent of total assets	3.3%	—%	3.4%

Liabilities:
Derivative instruments	$—	$(1,442)	$(1,442)
Total liabilities at fair value	$—	$(1,442)	$(1,442)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$439,943	$—	$439,943
Mutual fund investments	13,622	—	13,622
Derivative instruments	—	587	587
Total assets at fair value	$453,565	$587	$454,152

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	3.1%	—%	3.1%

Liabilities:
Derivative instruments	$—	$(8,024)	$(8,024)
Total liabilities at fair value	$—	$(8,024)	$(8,024)

Percent of total liabilities	—%	0.1%	0.1%

There were no transfers between Levels 1 and 2 for the three months ended May 31, 2016. As of May 31, 2016 and February 29, 2016 we had no Level 3 assets.

7.    Cancellation Reserves

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2016	2015
Balance as of beginning of period	$110.2	$94.4
Cancellations	(16.4)	(14.4)
Provision for future cancellations	18.7	20.3
Balance as of end of period	$112.5	$100.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2016 and February 29, 2016, the current portion of cancellation reserves was $56.0 million and $54.4 million, respectively.

8.    Income Taxes

We had $27.2 million of gross unrecognized tax benefits as of May 31, 2016, and $26.8 million as of February 29, 2016.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2016, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Net Pension Expense

	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Net pension expense	$82	$186	$120	$114	$202	$300

Net pension expense includes actuarial loss amortization of $0.4 million and $0.5 million for the three months ended May 31, 2016 and 2015, respectively. We made no contributions to the pension plan during the three months ended May 31, 2016, and do not anticipate making any contributions during the remainder of fiscal 2017; however, conditions may change where we may elect to make contributions.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2016.

10.    Debt

	As of May 31	As of February 29
(In thousands)	2016	2016
Revolving credit facility	$1,255	$415,428
Term loan	300,000	300,000
3.86% Senior notes due 2023	60,000	—
4.17% Senior notes due 2026	120,000	—
4.27% Senior notes due 2028	120,000	—
Finance and capital lease obligations	432,286	414,654
Non-recourse notes payable	9,834,322	9,527,750
Total debt	10,867,863	10,657,832
Less: current portion	(333,435)	(315,509)
Less: unamortized debt issuance costs	(23,096)	(21,665)
Long-term debt, net	$10,511,332	$10,320,658

In connection with our adoption of ASU 2015-03, as discussed in Note 2, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year's presentation.

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of May 31, 2016, the unused capacity of $1,198.7 million was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate and interest is payable monthly.  As of May 31, 2016, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Senior Notes. On April 27, 2016, we entered into a note purchase agreement to issue and sell an aggregate of $500 million principal amount of senior unsecured notes in a private placement to certain accredited investors. On April 27, 2016, we issued and sold under this note purchase agreement $300 million of senior unsecured notes. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually. On June 22, 2016, we issued and sold the remaining $200 million of senior unsecured notes.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. During fiscal 2017, finance lease obligations were increased by $20.4 million related to leases that were modified or extended beyond their original lease term. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification.

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

As of May 31, 2016, $8.36 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through November 2022, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2016, $1.47 billion of non-recourse notes payable was outstanding related to our warehouse facilities. The combined warehouse facility limit was $2.50 billion, and unused warehouse capacity totaled $1.03 billion.  Of the combined warehouse facility limit, $1.00 billion will expire in August 2016 and $1.50 billion will expire in February 2017.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2016 and 2015, we capitalized interest of $2.6 million and $2.8 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2016, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2016, our board of directors has authorized the repurchase of up to $3.80 billion of our common stock. At that date, $1.27 billion was available for repurchase under the board's outstanding authorization. On June 28, 2016, our board of directors further authorized the repurchase of up to an additional $750 million of our common stock. At the same time, the board removed the expiration date of the outstanding repurchase authorizations.

Common Stock Repurchases

	Three Months Ended
	May 31
	2016	2015
Number of shares repurchased (in thousands)	2,569.6	1,776.9
Average cost per share	$51.39	$67.49
Available for repurchase, as of end of period (in millions)	$1,266.0	$2,249.3

(B) Stock Incentive Plans
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

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and/or restricted stock awards.  Nonemployee directors receive awards of nonqualified stock options, stock grants and/or restricted stock awards.  Excluding stock grants, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  The stock options generally vest annually in equal amounts over periods of one to four years.  These options expire no later than seven years after the date of the grant.

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

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one- or three-year period from date of grant.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2016	2015
Cost of sales	$1,360	$1,048
CarMax Auto Finance income	904	157
Selling, general and administrative expenses	29,583	22,573
Share-based compensation expense, before income taxes	$31,847	$23,778

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2016	2015
Nonqualified stock options	$13,131	$8,680
Cash-settled restricted stock units	12,376	10,873
Stock-settled market stock units	3,650	2,896
Stock-settled performance stock units	2,133	894
Employee stock purchase plan	410	369
Restricted stock awards	147	66
Share-based compensation expense, before income taxes	$31,847	$23,778

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2016
(Costs in millions)	Unrecognized Compensation Costs	Weighted Average Remaining Recognition Life (Years)
Nonqualified stock options	$51.3	2.8
Stock-settled market stock units	18.5	1.7
Stock-settled performance stock units	5.1	2.3
Restricted stock	1.0	2.2
Total	$75.9	2.5

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2016 or 2015.

Stock Option Activity

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2016	7,322	$44.67
Options granted	2,155	$51.66
Options exercised	(172)	$24.07
Outstanding as of May 31, 2016	9,305	$46.67	4.7	$92,616

Exercisable as of May 31, 2016	4,842	$39.26	3.4	$76,609

Stock Option Information

	Three Months Ended May 31
	2016	2015
Options granted	2,154,718	1,374,013
Weighted average grant date fair value per share	$14.19	$20.61
Cash received from options exercised (in millions)	$4.1	$34.3
Intrinsic value of options exercised (in millions)	$4.9	$53.0
Realized tax benefits from exercises (in millions)	$1.9	$21.2

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2016			2015
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	30.4%	—	33.9%	27.7%	—	31.0%
Weighted average expected volatility			30.8%			30.6%
Risk-free interest rate (2)	0.18%	—	1.6%	0.02%	—	1.9%
Expected term (in years) (3)			4.6			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)     Based on the U.S. Treasury yield curve at the time of grant.
(3)     Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	1,320	$52.70
Stock units granted	632	$51.63
Stock units vested and converted	(428)	$42.76
Stock units cancelled	(29)	$54.84
Outstanding as of May 31, 2016	1,495	$55.05

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2016	2015
Stock units granted	631,907	418,070
Initial grant date fair value per share	$51.63	$73.76
Payments (before payroll tax withholdings) upon vesting (in millions)	$22.9	$32.6
Realized tax benefits from vesting (in millions)	$9.0	$13.1

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2016
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2018	$15,901	$42,404
Fiscal 2019	18,770	50,053
Fiscal 2020	20,133	53,688
Total expected cash settlements	$54,804	$146,145

(1)     Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	543	$60.90
Stock units granted	169	$63.97
Stock units vested and converted	(210)	$52.00
Outstanding as of May 31, 2016	502	$65.65

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2016	2015
Stock units granted	168,681	105,529
Weighted average grant date fair value per share	$63.97	$90.46
Realized tax benefits from vesting (in millions)	$5.2	$16.3

Stock-Settled Performance Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	66	$72.58
Stock units granted	83	$51.63
Outstanding as of May 31, 2016	149	$60.94

Stock-Settled Performance Stock Unit Information

	Three Months Ended May 31
	2016	2015
Stock units granted	83,032	66,446
Weighted average grant date fair value per share	$51.63	$72.58

Restricted Stock Awards Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	17	$68.16
Restricted stock granted	20	$51.63
Outstanding as of May 31, 2016	37	$59.26

Restricted Stock Awards Information

	Three Months Ended May 31
	2016	2015
Restricted stock granted	19,998	—
Weighted average grant date fair value per share	$51.63	$—

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2016	2015
Net earnings	$175,360	$181,974

Weighted average common shares outstanding	193,531	208,698
Dilutive potential common shares:
Stock options	1,248	2,158
Stock-settled stock units and awards	474	796
Weighted average common shares and dilutive potential common shares	195,253	211,652

Basic net earnings per share	$0.91	$0.87
Diluted net earnings per share	$0.90	$0.86

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2016 and 2015, options to purchase 2,610,461 shares and 812,356 shares of common stock, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 29, 2016	$(56,470)	$(13,726)	$(70,196)
Other comprehensive income before reclassifications	—	1,415	1,415
Amounts reclassified from accumulated other comprehensive loss	249	1,707	1,956
Other comprehensive income	249	3,122	3,371
Balance as of May 31, 2016	$(56,221)	$(10,604)	$(66,825)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2016	2015
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$157	$195
CarMax Auto Finance income	9	11
Selling, general and administrative expenses	221	283
Total amortization reclassifications recognized in net pension expense	387	489
Tax expense	(138)	(183)
Amortization reclassifications recognized in net pension expense, net of tax	249	306
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	249	306

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	2,331	(4,316)
Tax (expense) benefit	(916)	1,698
Effective portion of changes in fair value, net of tax	1,415	(2,618)
Reclassifications to CarMax Auto Finance income	2,813	2,051
Tax expense	(1,106)	(806)
Reclassification of hedge losses, net of tax	1,707	1,245
Net change in cash flow hedge unrecognized losses, net of tax	3,122	(1,373)
Total other comprehensive income (loss), net of tax	$3,371	$(1,067)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $40.2 million as of May 31, 2016, and $42.4 million as of February 29, 2016.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2016	2015
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(10,634)	$5,820
Increase in finance and capital lease obligations	$20,392	$—

15.    Contingent Liabilities

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

The claims then remaining in the lawsuit regarding the sales consultant putative class were: (1) failure to provide meal and rest breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal and rest breaks; (3) unfair competition; and (4) California’s Labor Code Private Attorney General Act.  On March 30, 2016, the remaining claims asserted by Fowler were settled for an immaterial amount. The non-Private Attorney General Act claims asserted by Areso are subject to arbitration. Areso's Private Attorney General Act claim is stayed in the California state court, pending the arbitration. Subject to obtaining court approval, the parties have reached a settlement of the state court lawsuit and the arbitration for an immaterial amount. The proposed settlement amount has been accrued. The Areso lawsuit seeks compensatory and special damages, wages, interest, civil and statutory penalties, restitution, injunctive relief and the recovery of attorneys’ fees.

On October 15, 2015, CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc. were served with a complaint filed on behalf of Mr. Craig Weiss in the Superior Court of California, County of Placer, asserting Private Attorney General Act violations. The Private Attorney General Act action is based on the following allegations with respect to CarMax sales consultants in California: (1) failure to compensate at least the minimum wage for all hours worked; (2) not providing accurate wage statements that showed all wages earned, all hours worked, all applicable pay rates, all applicable piece rates, all units earned, and applicable commission rates; (3) not indemnifying for employment-related expenses, including the cost of using personal cell phones to perform business tasks; (4) not maintaining documentation of the actual hours worked each day, all wages earned and meal breaks taken; and (5) not paying all wages due and owing upon termination of employment. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.5 million as of May 31, 2016, and $6.1 million as of February 29, 2016, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 (“fiscal 2016”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  GAP is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  We focus on addressing the major sources of customer dissatisfaction with traditional auto retailers while maximizing operating efficiencies.  We offer low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our website and related mobile apps are tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to initiate the shopping and sales process online.

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

As of May 31, 2016, we operated 160 used car stores in 80 U.S. markets, covering 51 mid-sized markets, 23 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 67 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party financing providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.9% of our retail used vehicle unit sales in the first three months of fiscal 2017.  As of May 31, 2016, CAF serviced approximately 735,000 customer accounts in its $9.91 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three Months Ended May 31, 2016
During the first quarter of fiscal 2017, net sales and operating revenues increased 2.8%, net earnings declined 3.6% and net earnings per share increased 4.7% versus the corresponding prior year period.  Our ongoing share repurchase program contributed to our earnings per share growth.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the first quarter of fiscal 2017, we sold 171,076 used vehicles, representing 83.1% of our net sales and operating revenues and 65.8% of our gross profit.  Used vehicle unit sales grew 4.0%, including a 0.2% increase in comparable store used units and sales from newer stores not yet included in our comparable store base.  Used vehicle gross profits increased 4.1%, driven by the increase in total used unit sales. Used vehicle gross profit per unit was consistent at $2,202 versus $2,200 in the prior year's first quarter.

Wholesale sales are also a significant contributor to our revenues and net income.  During the first quarter of fiscal 2017, we sold 103,462 wholesale vehicles, representing 13.8% of our net sales and operating revenues and 18.0% of our gross profit.  Wholesale vehicle unit sales grew 1.8%, primarily reflecting the growth in our store base. Wholesale vehicle gross profits declined 1.9%, as the increase in wholesale unit sales was offset by a decrease in wholesale vehicle gross profit per unit to $995 from $1,032 in the prior year's first quarter.

During the first quarter of fiscal 2017, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.1% of our net sales and operating revenues and 16.3% of our gross profit. Other sales and revenues declined 10.9% in the first quarter versus the prior year period. The decline primarily reflected a decrease in new vehicle sales resulting from the disposal of two of our four new car franchises during fiscal 2016. Other gross profit rose 20.9%, reflecting improvements in EPP revenues and net third-party finance fees. The decrease in new vehicle sales did not significantly affect other gross profit.

Income from our CAF segment totaled $100.8 million in the first quarter of fiscal 2017, down 7.7% compared with the prior year period.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  The decline in CAF income reflected the combination of an increase in the provision for loan losses and a lower total interest margin percentage, partially offset by the effects of an increase in average managed receivables. The increase in the provision for loan losses was due to the combination of favorable loss experience in the prior year's quarter, which reduced last year's provision; some unfavorable loss experience in the current year's quarter; and the growth in managed receivables.

Selling, general and administrative expenses increased 8.7% to $380.2 million, reflecting the 11% increase in our store base since the beginning of the first quarter of fiscal 2016, as well as a $7.0 million increase in share-based compensation expense.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first three months of fiscal 2017, net cash provided by operations totaled $85.4 million. This amount, combined with $306.6 million of net issuances of non-recourse notes payable, resulted in $392.0 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 2.6 million common shares repurchased under our share repurchase program, payments on outstanding borrowings and our store growth.

When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been securitized with non-recourse notes payable, which are separately reflected as cash provided by financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash provided by operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “Financial Condition – Liquidity and Capital Resources.”

Future Outlook
Over the long-term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience in stores and online. We also will need to continue hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms.

We are still in the midst of the national rollout of our retail concept, and as of May 31, 2016, we had used car stores located in markets that represented approximately 68% of the U.S. population.  During the first three months of fiscal 2017, we opened two stores, and during the remainder of the fiscal year, we plan to open thirteen stores.  In fiscal 2018, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following May 31, 2016, see the table included in “Planned Future Activities.”

A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand.

Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which will significantly increase the volume of late-model vehicles available at auction relative to dealer demand. This could reduce wholesale auction prices, our vehicle acquisition costs and CAF recovery rates, although no clear trend in this direction has emerged.

For additional information about risks and uncertainties facing our Company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2016.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2016	2015	Change
Used vehicle sales	$3,429.0	$3,292.7	4.1%
Wholesale vehicle sales	567.7	576.6	(1.5)%
Other sales and revenues:
Extended protection plan revenues	76.2	71.7	6.3%
Third-party finance fees, net	(11.9)	(17.0)	29.8%
Other (1)	65.4	90.9	(28.1)%
Total other sales and revenues	129.7	145.6	(10.9)%
Total net sales and operating revenues	$4,126.4	$4,014.9	2.8%

(1)
Includes service department and new vehicle sales. In the fourth quarter of fiscal 2016, we reclassified new vehicle sales to other sales and revenues and no longer separately present new vehicle sales. Prior period amounts have been revised for this new presentation.

UNIT SALES

	Three Months Ended May 31
	2016	2015	Change
Used vehicles	171,076	164,510	4.0%
Wholesale vehicles	103,462	101,630	1.8%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2016	2015	Change
Used vehicles	$19,858	$19,851	0.0%
Wholesale vehicles	$5,268	$5,449	(3.3)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31
	2016	2015
Used vehicle units	0.2%	4.9%
Used vehicle revenues	0.3%	3.4%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base, but we have removed a relocated store from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2016	2015
Used vehicle units	4.0%	9.3%
Used vehicle revenues	4.1%	7.6%

Wholesale vehicle units	1.8%	4.7%
Wholesale vehicle revenues	(1.5)%	5.8%

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2016	2015
Used car stores, beginning of period	158	144
Store openings	2	3
Used car stores, end of period	160	147

During the first three months of fiscal 2017, we opened two stores, both in new markets, including one in Springfield, Illinois, and one in San Francisco, California.

Used Vehicle Sales.  The 4.1% increase in used vehicle revenues in the first quarter of fiscal 2017 resulted from a 4.0% increase in used unit sales. The increase in used unit sales included a 0.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance reflected the combination of an improvement in conversion that largely offset a decrease in store traffic. We believe that the decline in traffic was primarily due to a decrease in our Tier 3 sales mix, which fell to 11.9% of used unit sales, before the impact of 3-day payoffs, in the current year's first quarter from 14.7% in the prior year's first quarter. Tier 3 sales include those financed by our Tier 3 third-party finance providers and CAF's Tier 3 loan originations. The decline in Tier 3 sales mix was the result of a combination of lower applicant volume within this credit tier, as well as some observed tightening of lending standards by one of our third-party Tier 3 finance providers. This finance provider has publicly discussed that they are contracting in this segment of the industry. Historically, the Tier 3 rate of conversion of credit applications to sales has been significantly lower than that in other credit tiers. As a result, we believe a decline in Tier 3 sales mix typically represents a disproportionate decline in underlying customer traffic. For the non-Tier 3 customer base, comparable store used unit sales rose 3.6%.

Wholesale Vehicle Sales.    Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.

The 1.5% decrease in wholesale vehicle revenues in the first quarter of fiscal 2017 resulted from a 1.8% increase in wholesale unit sales that was more than offset by a 3.3% decrease in wholesale vehicle average selling price.  The wholesale vehicle unit sales growth was primarily driven by the growth in our store base.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees, and other revenues, which are predominantly comprised of service department and new vehicle sales. We refer to the third-party finance providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to the providers to whom we pay a fee as Tier 3 providers. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers. Our Tier 2 providers financed 17.4% of our used vehicle units, before the impact of 3-day payoffs, in the first quarter of fiscal 2017 compared with 18.0% in the prior year period.

Other sales and revenues declined 10.9% in the first quarter of fiscal 2017, primarily reflecting a decrease in new vehicle sales due to the disposal of two of our four new car franchises in fiscal 2016.  EPP revenues increased 6.3% compared with the prior year’s quarter, largely reflecting improved margins and the growth in our used unit sales. Net third-party finance fees improved 29.8% versus the prior year's quarter primarily due to a reduction in the percentage of our used unit sales financed by Tier 3 finance providers.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2016	2015	Change
Used vehicle gross profit	$376.6	$361.9	4.1%
Wholesale vehicle gross profit	102.9	104.9	(1.9)%
Other gross profit	93.1	77.0	20.9%
Total	$572.6	$543.8	5.3%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2016		2015
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,202	11.0	$2,200	11.0
Wholesale vehicle gross profit	$995	18.1	$1,032	18.2
Other gross profit	$544	71.8	$468	52.9
Total gross profit	$3,347	13.9	$3,306	13.5

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.
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

Used vehicle gross profit rose 4.1% in the first quarter of fiscal 2017, driven by the 4.0% increase in total used unit sales.  Despite an overall trend reported by publicly traded auto retailers toward lower gross profit per unit sold, our used vehicle gross profit per unit remained consistent with the corresponding prior year period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

The 1.9% decrease in wholesale gross profit in the first quarter of fiscal 2017 reflected the combination of the 1.8% increase in wholesale unit sales and the $37, or 3.6%, reduction in wholesale vehicle gross profit per unit.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees and other revenues, which are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to Tier 3 finance providers.  Accordingly, changes in the relative mix of the other gross profit components can affect the composition and amount of other gross profit.

Other gross profit rose 20.9% in the first quarter of fiscal 2017, primarily reflecting the improvements in EPP revenues and net third-party finance fees discussed above, as well as some favorability in service department profits. The decrease in new vehicle sales did not significantly affect other gross profit.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative ("SG&A") Expenses

COMPONENTS OF SG&A EXPENSE

	Three Months Ended May 31
(In millions except per unit data)	2016	2015	Change
Compensation and benefits (1)	$216.6	$201.8	7.3%
Store occupancy costs	71.7	65.3	9.8%
Advertising expense	34.8	33.7	3.3%
Other overhead costs (2)	57.1	49.0	16.5%
Total SG&A expenses	$380.2	$349.8	8.7%
SG&A per used vehicle unit (3)	$2,223	$2,126	$97

(1)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)	Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 8.7% in the first quarter of fiscal 2017. The increase primarily reflected the 11% growth in our store base since the beginning of last year’s first quarter (representing the addition of 16 stores), a $7.0 million increase in share-based compensation expense, and weather related expenses.  SG&A per retail unit increased $97 in the first quarter of fiscal 2017, of which $36 was attributable to the higher share-based compensation expense.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $11.1 million in the first quarter of fiscal 2017, from $7.1 million. The increase reflected the combination of growth in our finance and capital lease obligations, which resulted from the recent extension of select store leases beyond their original term, as well as higher average outstanding debt levels in fiscal 2017 undertaken in an effort to achieve our targeted adjusted debt to total capital ratio. See “Financial Condition – Liquidity and Capital Resources” for further discussion. During the current year's quarter, we entered into a note purchase agreement to sell $500 million of senior unsecured notes, due in 2023, 2026 and 2028, to investors in a private placement. Of this amount, $300 million was sold during the first quarter of fiscal 2017 and the remaining $200 million was sold in the second quarter. The proceeds of the first quarter sale of notes were primarily used to reduce outstanding revolving credit borrowings.

Income Taxes.    The effective income tax rate was 38.0% in the first quarter of fiscal 2017 versus 38.5% in the first quarter of fiscal 2016.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years. Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. We strive to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF's Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans. Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions and wholesale recovery rates. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores. Because we recognize CAF income over the life of the underlying auto loan, loans originated in a given fiscal period generally do not have a significant effect on that period’s financial results.

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$184.1	7.6	$164.9	7.6
Interest expense	(39.4)	(1.6)	(28.1)	(1.3)
Total interest margin	$144.7	5.9	$136.8	6.3
Provision for loan losses	$(26.6)	(1.1)	$(13.6)	(0.6)
CarMax Auto Finance income	$100.8	4.1	$109.1	5.0

(1)     Percentage of total average managed receivables (quarterly amounts are annualized).

CAF ORIGINATION INFORMATION

	Three Months Ended May 31 (1)
	2016	2015
Net loans originated (in millions)	$1,443.4	$1,364.7
Vehicle units financed	75,084	70,293
Penetration rate (2)	43.9%	42.7%
Weighted average contract rate	7.5%	7.4%
Weighted average credit score (3)	703	698
Weighted average loan-to-value (LTV) (4)	94.4%	94.4%
Weighted average term (in months)	66.0	65.8

(1)     All information relates to loans originated net of 3-day payoffs and vehicle returns.
(2)     Vehicle units financed as a percentage of total used units sold.

(3)
The credit scores represent FICO scores, and reflect only receivables with obligors that have a FICO score at the time of application. The FICO score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO score at the time of application. FICO scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.

(4)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2016	2015
Total ending managed receivables	$9,914.3	$8,862.6
Total average managed receivables	$9,745.0	$8,664.6
Allowance for loan losses (1)	$104.0	$83.7
Allowance for loan losses as a percentage of ending managed receivables	1.05%	0.94%
Net credit losses on managed receivables	$17.5	$11.6
Annualized net credit losses as a percentage of total average managed receivables	0.72%	0.54%
Past due accounts as a percentage of ending managed receivables	2.84%	2.65%
Average recovery rate (2)	50.0%	54.8%

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

CAF income declined 7.7% in the first quarter of fiscal 2017. The decline was due to an increase in the provision for loan losses and a lower total interest margin percentage, partially offset by the effects of an increase in average managed receivables. Average managed receivables grew 12.5% in the first quarter of fiscal 2017 driven by the rise in CAF loan originations in recent years.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.9% in the first quarter of fiscal 2017 from 6.3% in the corresponding prior year period.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses rose to $26.6 million in fiscal 2017 from $13.6 million in the prior year period due to the combined effects of: favorable loss experience in the prior year period, which reduced last year's provision; some unfavorable loss experience in the current quarter; and the growth in managed receivables. Lower recovery rates contributed to the unfavorable loss experience in the current quarter, which we believe reflects conditions impacting our industry as a whole. The increase in the allowance for loan losses as a percentage of ending managed receivables reflected the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. As of May 31, 2016, $109.2 million in receivables were outstanding.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  This program is being funded separately from the remainder of CAF’s portfolio using existing working capital and it is not included in our current securitization program.

PLANNED FUTURE ACTIVITIES

In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores. We currently estimate capital expenditures will total approximately $450 million in fiscal 2017 versus $332 million in fiscal 2016. The increase in planned capital spending primarily reflects the expected timing of land acquisitions and construction activity.

We currently plan to open the following stores within 12 months from May 31, 2016:

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Market Status	Planned Opening Date
El Paso, Texas (1)	El Paso	New	Q2 Fiscal 2017
Westborough, Massachusetts (1)	Boston	Existing	Q2 Fiscal 2017
Bristol, Tennessee	Tri-Cities TN/VA	New	Q2 Fiscal 2017
Meridian, Idaho	Boise	New	Q3 Fiscal 2017
Maple Shade, New Jersey	Philadelphia	Existing	Q3 Fiscal 2017
Daytona Beach, Florida	Orlando/Daytona Beach	Existing	Q3 Fiscal 2017
Kentwood, Michigan	Grand Rapids/Kalamazoo	New	Q3 Fiscal 2017
Fremont, California	San Francisco/Oakland/San Jose	Existing	Q3 Fiscal 2017
Santa Rosa, California	San Francisco/Oakland/San Jose	Existing	Q3 Fiscal 2017
Palmdale, California	Los Angeles	Existing	Q4 Fiscal 2017
Murrieta, California	Los Angeles	Existing	Q4 Fiscal 2017
Mobile, Alabama	Mobile/Pensacola	New	Q4 Fiscal 2017
Albany, New York	Albany	New	Q4 Fiscal 2017
Puyallup, Washington	Seattle/Tacoma	New	Q1 Fiscal 2018
Lynnwood, Washington	Seattle/Tacoma	Existing	Q1 Fiscal 2018
San Jose, California	San Francisco/Oakland/San Jose	Existing	Q1 Fiscal 2018
Pensacola, Florida	Mobile/Pensacola	Existing	Q1 Fiscal 2018

(1)     Store opened in June 2016.

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

We currently target an adjusted debt to total capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of 8 times rent expense and total shareholders' equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to achieve and maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first three months of fiscal 2017, we generated $85.4 million of net cash in operating activities, compared with $117.6 million in the prior year period.  The net cash provided by operating activities was reduced by increases in auto loan receivables of $343.1 million in the current year period and $391.0 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.  When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were securitized through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Three Months Ended May 31
(In millions)	2016	2015
Net cash provided by operating activities	$85.4	$117.6
Add: Net issuances of non-recourse notes payable (1)	306.6	391.5
Adjusted net cash provided by operating activities	$392.0	$509.1

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

As of May 31, 2016, total inventory was $1.86 billion, representing a decrease of $67.0 million, or 3.5%, compared with the balance as of the start of the fiscal year.  The decrease primarily reflected the net effects of (i) a 2% decline in the number of used vehicles in inventory at stores included in the comparable store base in an effort to optimize inventory, (ii) the addition of inventory to support store openings in fiscal 2017 and (iii) a decline in the average carrying cost of inventory due to changes in acquisition costs or vehicle mix. Compared with May 31, 2015, inventories increased $20.9 million, or 1.1%, reflecting the growth of our store base partially offset by a decrease in the average carrying cost of inventory. Within our comparable store base, we had 1.0% more used vehicles in inventory as of May 31, 2016, compared with a year earlier.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $123.3 million in fiscal 2017 compared with $97.1 million in fiscal 2016.  Capital expenditures were $97.5 million in the current year period versus $59.4 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The increase in capital expenditures in the current year period largely reflected timing changes in the purchases of land for future stores.

As of May 31, 2016, 86 of our 160 used car stores were located on owned sites and 74 were located on leased sites, including 18 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of the fiscal year, net cash provided by financing activities totaled $53.1 million in fiscal 2017 compared with $303.6 million in fiscal 2016.  Included in these amounts were net increases in total non-recourse notes payable of $306.6 million and $391.5 million, respectively, which were used to provide the financing for the majority of the increases of $343.1 million and $391.0 million, respectively, in auto loan receivables (see "Operating Activities").

During the first three months of fiscal 2017, we sold $300 million of senior unsecured notes in a private placement, and used the proceeds primarily to reduce net borrowings under our revolving credit facility. Net cash provided by financing activities was reduced by stock repurchases of $138.0 million in the first three months of fiscal 2017 compared with $134.2 million in the first three months of fiscal 2016.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of May 31	As of February 29
(In thousands)	2016	2016
Borrowings under revolving credit facility	$1,255	$415,428
Other long-term debt	600,000	300,000
Finance and capital lease obligations	432,286	414,654
Non-recourse notes payable	9,834,322	9,527,750
Total debt	$10,867,863	$10,657,832
Cash and cash equivalents	$52,575	$37,394

We have a $1.20 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  We also have a $300 million variable-rate term loan, which is due in August 2020. We have also entered into a note purchase agreement to issue and sell an aggregate of $500 million principal amount of senior unsecured notes in a private placement to certain accredited investors, which are due in 2023, 2026 and 2028. As of May 31, 2016, we have issued and sold under this note purchase agreement $300 million of senior unsecured notes. On June 22, 2016, we issued and sold the remaining $200 million of senior unsecured notes. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and are, therefore, accounted for as financings. A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. During fiscal 2016 and fiscal 2017, select finance lease obligations were modified or extended beyond their original lease term, resulting in increases in both the recorded obligations and the related interest expense recognized.

See Note 10 for additional information on our revolving credit facility, term loan, senior notes and finance and capital lease obligations.

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

As of May 31, 2016, $8.36 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through November 2022, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first three months of fiscal 2017, we completed one term securitization, funding a total of $1.18 billion of auto loan receivables.

As of May 31, 2016, $1.47 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of May 31, 2016, the combined warehouse facility limit was $2.50 billion, and unused warehouse capacity totaled $1.03 billion.  Of the combined warehouse facility limit, $1.00 billion will expire in August 2016 and $1.50 billion will expire in February 2017.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2016, the board had authorized a total of $3.80 billion of repurchases.  At that date, $1.27 billion was available for repurchase under the board's outstanding authorization. On June 28, 2016, the board further authorized the repurchase of up to an additional $750 million of our common stock. At the same time, the board removed the expiration date of the outstanding repurchase authorizations.  See Note 11 for more information on share repurchase activity.

Fair Value Measurements.  We report money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 40 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2016, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 29, 2016.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 29, 2016.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2016, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, we announced that the board had authorized the repurchase of up to $2 billion of our common stock, expiring on December 31, 2016.  On June 28, 2016, we announced that the board had further authorized the repurchase of up to an additional $750 million of our common stock. At the same time, the board removed the expiration date of the outstanding repurchase authorizations. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2017.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2016	905,615	$49.75	905,615	$1,352,969,317
April 1 - 30, 2016	829,100	$52.73	829,100	$1,309,253,387
May 1 - 31, 2016	834,837	$51.84	834,837	$1,265,975,260
Total	2,569,552		2,569,552

Item 5.    Other Information

On July 1, 2016, we approved the amended and restated CarMax, Inc. Retirement Restoration Plan. The Retirement Restoration Plan is a non-qualified retirement plan for certain Company associates who are affected by Internal Revenue Code limitations on retirement contributions under the Retirement Savings 401(k) Plan available to all associates meeting certain eligibility criteria. The amendments are intended to align the Retirement Restoration Plan with amendments to our Retirement Savings 401(k) Plan, including an acceleration of Company match eligibility, an increase in the percentage of eligible compensation that can be deferred, an increase in the percentage of Company match, and a removal of vesting requirements on Company contributions. The amendments will be effective January 1, 2017.

A copy of the Retirement Restoration Plan, as amended and restated, is attached to this Form 10-Q as Exhibit 10.1 and is incorporated by reference into this Item 5. The foregoing description of amendments to the Retirement Restoration Plan is qualified in its entirety by reference to Exhibit 10.1.

Item 6.    Exhibits

10.1
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 28, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.2
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference.

10.3
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.4
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.5
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.6	CarMax, Inc. Retirement Restoration Plan, as amended and restated, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Thomas J. Folliard
Thomas J. Folliard
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 7, 2016

EXHIBIT INDEX

10.1
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 28, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.2
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference.

10.3
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.4
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.5
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference.

10.6	CarMax, Inc. Retirement Restoration Plan, as amended and restated, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document