Form 10-Q
period 2016-08-31
CARMAX INC
filed 2016-10-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common Stock, par value $0.50	190,329,396

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2016	%(1)	2015	%(1)	2016	%(1)	2015	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,300,814	82.6	$3,150,220	81.1	$6,729,788	82.8	$6,442,878	81.6
Wholesale vehicle sales	560,402	14.0	591,774	15.2	1,128,143	13.9	1,168,399	14.8
Other sales and revenues	136,032	3.4	142,919	3.7	265,703	3.3	288,524	3.7
NET SALES AND OPERATING REVENUES	3,997,248	100.0	3,884,913	100.0	8,123,634	100.0	7,899,801	100.0
Cost of sales	3,451,886	86.4	3,363,543	86.6	7,005,635	86.2	6,834,637	86.5
GROSS PROFIT	545,362	13.6	521,370	13.4	1,117,999	13.8	1,065,164	13.5
CARMAX AUTO FINANCE INCOME	95,969	2.4	98,279	2.5	196,727	2.4	207,387	2.6
Selling, general and administrative expenses	366,126	9.2	330,784	8.5	746,356	9.2	680,563	8.6
Interest expense	13,904	0.3	7,450	0.2	24,992	0.3	14,553	0.2
Other (income) expense	(435)	—	1,593	—	(1,051)	—	1,634	—
Earnings before income taxes	261,736	6.5	279,822	7.2	544,429	6.7	575,801	7.3
Income tax provision	99,374	2.5	107,594	2.8	206,707	2.5	221,599	2.8
NET EARNINGS	$162,362	4.1	$172,228	4.4	$337,722	4.2	$354,202	4.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	191,539		207,249		192,534		207,969
Diluted	193,623		209,648		194,437		210,645
NET EARNINGS PER SHARE:
Basic	$0.85		$0.83		$1.75		$1.70
Diluted	$0.84		$0.82		$1.74		$1.68

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2016	2015	2016	2015
NET EARNINGS	$162,362	$172,228	$337,722	$354,202
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan
unrecognized actuarial losses	248	339	497	645

Net change in cash flow hedge unrecognized losses	(5)	(30)	3,117	(1,403)

Other comprehensive income (loss), net of taxes	243	309	3,614	(758)
TOTAL COMPREHENSIVE INCOME	$162,605	$172,537	$341,336	$353,444

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 29
(In thousands except share data)	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$316,031	$37,394
Restricted cash from collections on auto loan receivables	380,663	343,829
Accounts receivable, net	94,577	132,171
Inventory	1,918,803	1,932,029
Other current assets	45,273	26,358
TOTAL CURRENT ASSETS	2,755,347	2,471,781
Auto loan receivables, net	10,131,378	9,536,892
Property and equipment, net	2,326,178	2,161,698
Deferred income taxes	152,840	161,862
Other assets	138,589	127,678
TOTAL ASSETS	$15,504,332	$14,459,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$486,943	$441,746
Accrued expenses and other current liabilities	246,053	245,909
Accrued income taxes	205	2,029
Short-term debt	361	428
Current portion of finance and capital lease obligations	13,145	14,331
Current portion of non-recourse notes payable	337,656	300,750
TOTAL CURRENT LIABILITIES	1,084,363	1,005,193
Long-term debt, excluding current portion	797,357	713,910
Finance and capital lease obligations, excluding current portion	427,273	400,323
Non-recourse notes payable, excluding current portion	9,906,016	9,206,425
Other liabilities	226,978	229,274
TOTAL LIABILITIES	12,441,987	11,555,125

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 191,079,104 and 194,712,234 shares issued and outstanding as of August 31, 2016 and February 29, 2016, respectively	95,540	97,356
Capital in excess of par value	1,175,166	1,130,822
Accumulated other comprehensive loss	(66,582)	(70,196)
Retained earnings	1,858,221	1,746,804
TOTAL SHAREHOLDERS’ EQUITY	3,062,345	2,904,786
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,504,332	$14,459,911

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net earnings	$337,722	$354,202
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	83,013	65,188
Share-based compensation expense	60,561	33,506
Provision for loan losses	62,349	39,244
Provision for cancellation reserves	35,893	42,459
Deferred income tax provision (benefit)	6,728	(738)
Other	302	1,810
Net decrease (increase) in:
Accounts receivable, net	37,594	36,858
Inventory	13,226	175,325
Other current assets	(16,993)	(1,923)
Auto loan receivables, net	(656,835)	(720,252)
Other assets	732	371
Net increase (decrease) in:
Accounts payable, accrued expenses and other current
liabilities and accrued income taxes	46,114	(58,705)
Other liabilities	(50,247)	(52,089)
NET CASH USED IN OPERATING ACTIVITIES	(39,841)	(84,744)
INVESTING ACTIVITIES:
Capital expenditures	(214,587)	(145,727)
Proceeds from sales of assets	2	1,419
Increase in restricted cash from collections on auto loan receivables	(36,834)	(40,953)
Increase in restricted cash in reserve accounts	(7,114)	(5,484)
Release of restricted cash from reserve accounts	2,434	1,643
Purchases of money market securities, net	(3,439)	(6,126)
Purchases of trading securities	(2,863)	(4,355)
Sales of trading securities	244	101
NET CASH USED IN INVESTING ACTIVITIES	(262,157)	(199,482)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(67)	1,337
Proceeds from issuances of long-term debt	1,310,800	20,000
Payments on long-term debt	(1,225,800)	(30,000)
Cash paid for debt issuance costs	(9,009)	(2,981)
Payments on finance and capital lease obligations	(5,916)	(9,741)
Issuances of non-recourse notes payable	4,844,000	5,106,805
Payments on non-recourse notes payable	(4,107,206)	(4,424,340)
Repurchase and retirement of common stock	(266,025)	(369,210)
Equity issuances	33,026	37,157
Excess tax benefits from share-based payment arrangements	6,832	28,070
NET CASH PROVIDED BY FINANCING ACTIVITIES	580,635	357,097
Increase in cash and cash equivalents	278,637	72,871
Cash and cash equivalents at beginning of year	37,394	27,606
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$316,031	$100,477

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

In connection with our adoption of ASU 2015-03 in fiscal 2017, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year's presentation.

In the fourth quarter of fiscal 2016, we reclassified New Vehicle Sales to Other Sales and Revenues and no longer separately present New Vehicle Sales. All periods presented have been revised for this new presentation.

Cash and Cash Equivalents.  Cash equivalents of approximately $293.2 million as of August 31, 2016, and $109,000 as of February 29, 2016, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $380.7 million as of August 31, 2016, and $343.8 million as of February 29, 2016, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

Securitizations.  We maintain a revolving securitization program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically later elect to fund these receivables through a term securitization or alternative funding arrangement.  We sell the auto loan receivables to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $984.1 million and $925.3 million as of August 31, 2016 and February 29, 2016, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $51.3 million as of August 31, 2016, and $46.6 million as of February 29, 2016.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $70.4 million as of August 31, 2016, and $63.0 million as of February 29, 2016.

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

Recent Accounting Pronouncements.
Effective in Future Periods. In August 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and are currently evaluating the effect on our consolidated financial statements.

3.    CarMax Auto Finance

CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF's performance and make operating decisions, including resource allocation.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$190.2	7.6	$169.8	7.6	$374.3	7.6	$334.6	7.6
Interest expense	(41.8)	(1.7)	(30.8)	(1.4)	(81.2)	(1.6)	(58.8)	(1.3)
Total interest margin	148.4	5.9	139.0	6.2	293.1	5.9	275.8	6.2
Provision for loan losses	(35.7)	(1.4)	(25.6)	(1.1)	(62.3)	(1.3)	(39.2)	(0.9)
Total interest margin after provision for loan losses	112.7	4.5	113.4	5.1	230.8	4.7	236.6	5.4

Total other expense	—	—	(0.1)	—	—	—	(0.1)	—

Direct expenses:
Payroll and fringe benefit expense	(7.7)	(0.3)	(7.1)	(0.3)	(15.4)	(0.3)	(13.9)	(0.3)
Other direct expenses	(9.0)	(0.4)	(7.9)	(0.4)	(18.7)	(0.4)	(15.2)	(0.4)
Total direct expenses	(16.7)	(0.7)	(15.0)	(0.7)	(34.1)	(0.7)	(29.1)	(0.7)
CarMax Auto Finance income	$96.0	3.8	$98.3	4.4	$196.7	4.0	$207.4	4.7

Total average managed receivables	$10,049.8		$8,993.9		$9,897.4		$8,829.3

(1)     Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $10.26 billion as of August 31, 2016 and $9.53 billion as of February 29, 2016.

Auto Loan Receivables, Net

	As of August 31	As of February 29
(In millions)	2016	2016
Term securitizations	$8,229.9	$7,828.0
Warehouse facilities	1,697.0	1,399.0
Other receivables (1)	270.9	366.6
Total ending managed receivables	10,197.8	9,593.6
Accrued interest and fees	41.9	35.0
Other	1.4	3.2
Less allowance for loan losses	(109.7)	(94.9)
Auto loan receivables, net	$10,131.4	$9,536.9

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations, including receivables restricted as excess collateral for those funding arrangements.

During the second quarter of fiscal 2017, we entered into a new $100 million warehouse facility to fund managed receivables associated with a portion of CAF's Tier 3 loan origination activity. These receivables have historically been included in other receivables, within managed receivables. Amounts securitized within this facility are now included within warehouse facilities. See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 29
(In millions)	2016 (1)	% (2)	2016 (1)	% (2)
A	$4,958.0	48.6	$4,666.6	48.6
B	3,585.6	35.2	3,400.1	35.4
C and other	1,654.2	16.2	1,526.9	16.0
Total ending managed receivables	$10,197.8	100.0	$9,593.6	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Balance as of beginning of period	$104.0	1.05	$83.7	0.94	$94.9	0.99	$81.7	0.97
Charge-offs	(55.9)		(42.5)		(101.7)		(76.8)
Recoveries	25.9		21.0		54.2		43.7
Provision for loan losses	35.7		25.6		62.3		39.2
Balance as of end of period	$109.7	1.08	$87.8	0.96	$109.7	1.08	$87.8	0.96

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

Past Due Receivables

	As of August 31		As of February 29
(In millions)	2016	% (1)	2016	% (1)
Total ending managed receivables	$10,197.8	100.0	$9,593.6	100.0
Delinquent loans:
31-60 days past due	$207.8	2.0	$171.0	1.8
61-90 days past due	95.4	0.9	69.1	0.7
Greater than 90 days past due	27.1	0.3	22.7	0.2
Total past due	$330.3	3.2	$262.8	2.7

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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $9.4 million will be reclassified from AOCL as a decrease to CAF income.

As of August 31, 2016 and February 29, 2016, we had interest rate swaps outstanding with a combined notional amount of $2.52 billion and $2.42 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of August 31, 2016		As of February 29, 2016
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$2,508	(1,420)	$587	$(8,024)

(1)     Reported in other current assets on the consolidated balance sheets.
(2)     Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2016	2015	2016	2015
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(3,129)	$(1,955)	$(798)	$(6,271)
Loss reclassified from AOCL into CAF income (1)	$(3,120)	$(1,907)	$(5,933)	$(3,958)
Loss recognized in CAF income (2)	$—	$(102)	$—	$(102)

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$778,002	$—	$778,002
Mutual fund investments	17,595	—	17,595
Derivative instruments	—	2,508	2,508
Total assets at fair value	$795,597	$2,508	$798,105

Percent of total assets at fair value	99.7%	0.3%	100.0%
Percent of total assets	5.1%	—%	5.1%

Liabilities:
Derivative instruments	$—	$(1,420)	$(1,420)
Total liabilities at fair value	$—	$(1,420)	$(1,420)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$439,943	$—	$439,943
Mutual fund investments	13,622	—	13,622
Derivative instruments	—	587	587
Total assets at fair value	$453,565	$587	$454,152

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	3.1%	—%	3.1%

Liabilities:
Derivative instruments	$—	$(8,024)	$(8,024)
Total liabilities at fair value	$—	$(8,024)	$(8,024)

Percent of total liabilities	—%	0.1%	0.1%

There were no transfers between Levels 1 and 2 for the three and six months ended August 31, 2016. As of August 31, 2016 and February 29, 2016 we had no Level 3 assets.

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2016	2015	2016	2015
Balance as of beginning of period	$112.5	$100.3	$110.2	$94.4
Cancellations	(16.4)	(14.4)	(32.8)	(28.8)
Provision for future cancellations	17.2	22.2	35.9	42.5
Balance as of end of period	$113.3	$108.1	$113.3	$108.1

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2016 and February 29, 2016, the current portion of cancellation reserves was $57.1 million and $54.4 million, respectively.

8.    Income Taxes

We had $27.7 million of gross unrecognized tax benefits as of August 31, 2016, and $26.8 million as of February 29, 2016.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2016, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Net Pension Expense

	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Net pension expense	$84	$238	$120	$114	$204	$352

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Net pension expense	$166	$424	$240	$228	$406	$652

Net pension expense includes actuarial loss amortization of $0.4 million and $0.5 million for the three months ended August 31, 2016 and 2015, respectively and $0.8 million and $1.0 million for the six months ended August 31, 2016 and 2015, respectively. We made no contributions to the pension plan during the six months ended August 31, 2016, and do not anticipate making any contributions during the remainder of fiscal 2017; however, conditions may change where we may elect to make contributions.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2016.

10.    Debt

	As of August 31	As of February 29
(In thousands)	2016	2016
Revolving credit facility	$361	$415,428
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	—
4.17% Senior notes due 2026	200,000	—
4.27% Senior notes due 2028	200,000	—
Finance and capital lease obligations	440,418	414,654
Non-recourse notes payable	10,264,544	9,527,750
Total debt	11,505,323	10,657,832
Less: current portion	(351,162)	(315,509)
Less: unamortized debt issuance costs	(23,515)	(21,665)
Long-term debt, net	$11,130,646	$10,320,658

In connection with our adoption of ASU 2015-03 in fiscal 2017, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year's presentation.

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of August 31, 2016, the unused capacity of $1,199.6 million was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate and interest is payable monthly.  As of August 31, 2016, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Senior Notes. During the first quarter of fiscal 2017, we entered into a note purchase agreement to issue and sell an aggregate of $500 million principal amount of senior unsecured notes, due 2023, 2026 and 2028, in a private placement to certain accredited investors. As of August 31, 2016, $500 million of senior unsecured notes were sold and outstanding. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. See Note 14 for additional information on finance and capital lease obligations.

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

As of August 31, 2016, $8.57 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through January 2023, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2016, $1.70 billion of non-recourse notes payable was outstanding related to our warehouse facilities. During the second quarter of fiscal 2017, we entered into a new $100 million warehouse facility to fund a portion of CAF’s Tier 3 loan origination activity. This facility expires in August 2017. In addition, we increased the limit of our existing warehouse facilities by $200 million in the second quarter of fiscal 2017. As of August 31, 2016, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.10 billion.  Of the combined warehouse facility limit, $1.50 billion will expire in February 2017 and $1.30 billion will expire in August 2017.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2016 and 2015, we capitalized interest of $5.3 million and $5.6 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2016, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2016, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.89 billion was available for repurchase under the board's outstanding authorization, which includes an additional $750 million authorized during the second quarter of fiscal 2017. Also during the second quarter, the board removed the expiration date of the outstanding repurchase authorizations.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2016	2015	2016	2015
Number of shares repurchased (in thousands)	2,365.2	3,878.4	4,934.7	5,655.3
Average cost per share	$53.18	$64.40	$52.25	$65.37
Available for repurchase, as of end of period (in millions)	$1,890.2	$1,999.6	$1,890.2	$1,999.6

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2016	2015	2016	2015
Cost of sales	$1,054	$17	$2,414	$1,065
CarMax Auto Finance income	747	441	1,651	598
Selling, general and administrative expenses	27,679	9,977	57,262	32,550
Share-based compensation expense, before income taxes	$29,480	$10,435	$61,327	$34,213

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2016	2015	2016	2015
Nonqualified stock options	$15,090	$5,590	$28,221	$14,270
Cash-settled restricted stock units	9,085	525	21,461	11,398
Stock-settled market stock units	3,698	2,641	7,348	5,537
Stock-settled performance stock units	199	344	2,332	1,238
Employee stock purchase plan	355	338	765	707
Restricted stock awards	1,053	997	1,200	1,063
Share-based compensation expense, before income taxes	$29,480	$10,435	$61,327	$34,213

(C) Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2016
	Equity Classified				Liability Classified
(Shares/units in thousands)	Options	MSUs	PSUs	RSAs	RSUs
Outstanding as of February 29, 2016	7,322	543	66	17	1,320
Granted	2,159	170	83	48	632
Exercised or vested and converted	(1,094)	(208)	—	(17)	(431)
Cancelled	(4)	(1)	—	—	(64)
Outstanding as of August 31, 2016	8,383	504	149	48	1,457

Weighted average grant date fair value per share/unit:

Granted	$14.19	$63.94	$51.63	$50.57	$51.63
Ending outstanding	$14.99	$65.66	$60.94	$50.57	$55.05

	As of August 31, 2016
Unrecognized compensation expense (in millions)	$45.5	$15.6	$3.5	$1.4

In August 2016, in connection with the retirement of our former CEO, Thomas J. Folliard, the board of directors modified certain equity awards previously granted to him. This modification effectively provided Mr. Folliard retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. The modification resulted in the recognition of additional share-based compensation expense of $10.9 million. In addition, the awards granted to Mr. Folliard in April 2016 effectively provided him retirement treatment, thus full expense recognition of $3.5 million occurred at the grant date.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2016	2015	2016	2015
Net earnings	$162,362	$172,228	$337,722	$354,202

Weighted average common shares outstanding	191,539	207,249	192,534	207,969
Dilutive potential common shares:
Stock options	1,599	1,848	1,423	2,003
Stock-settled stock units and awards	485	551	480	673
Weighted average common shares and dilutive potential common shares	193,623	209,648	194,437	210,645

Basic net earnings per share	$0.85	$0.83	$1.75	$1.70
Diluted net earnings per share	$0.84	$0.82	$1.74	$1.68

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2016 and 2015, options to purchase 2,964,494 shares and 1,390,869 shares of common stock, respectively, were not included. For the six months ended August 31, 2016 and 2015, weighted average options to purchase 2,802,204 shares and 1,101,612 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 29, 2016	$(56,470)	$(13,726)	$(70,196)
Other comprehensive income before reclassifications	—	(483)	(483)
Amounts reclassified from accumulated other comprehensive loss	497	3,600	4,097
Other comprehensive income	497	3,117	3,614
Balance as of August 31, 2016	$(55,973)	$(10,609)	$(66,582)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2016	2015	2016	2015
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$160	$221	$317	$416
CarMax Auto Finance income	9	13	18	24
Selling, general and administrative expenses	217	306	438	589
Total amortization reclassifications recognized in net pension expense	386	540	773	1,029
Tax expense	(138)	(201)	(276)	(384)
Amortization reclassifications recognized in net pension expense, net of tax	248	339	497	645
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	248	339	497	645

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(3,129)	(1,955)	(798)	(6,271)
Tax benefit	1,231	769	315	2,467
Effective portion of changes in fair value, net of tax	(1,898)	(1,186)	(483)	(3,804)
Reclassifications to CarMax Auto Finance income	3,120	1,907	5,933	3,958
Tax expense	(1,227)	(751)	(2,333)	(1,557)
Reclassification of hedge losses, net of tax	1,893	1,156	3,600	2,401
Net change in cash flow hedge unrecognized losses, net of tax	(5)	(30)	3,117	(1,403)
Total other comprehensive income (loss), net of tax	$243	$309	$3,614	$(758)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $40.1 million as of August 31, 2016, and $42.4 million as of February 29, 2016.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2016	2015
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(11,589)	$9,198
Increase in finance and capital lease obligations	$31,117	$61,312

15.    Contingent Liabilities

Litigation. On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved wage and hour claims with respect to a putative class consisting of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  The court dismissed certain of the initial claims so that, by June 16, 2009, the remaining claims regarded the sales consultant putative class and were: (1) failure to provide meal breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal breaks; (3) unfair competition; and (4) claims under the California Labor Code Private Attorney General Act (the "Private Attorney General Act").  On

March 30, 2016, the remaining claims asserted by Fowler were settled for an immaterial amount. On August 30, 2016, a settlement, for an immaterial amount, of the remaining claims asserted by Areso was approved by the California state court.

CarMax entities are defendants in three additional proceedings asserting wage and hour claims with respect to CarMax sales consultants in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses, provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On October 15, 2015, CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc. were served with a complaint filed on behalf of Mr. Craig Weiss in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.3 million as of August 31, 2016, and $6.1 million as of February 29, 2016, and is included in accrued expenses and other current liabilities.

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

As of August 31, 2016, we operated 163 used car stores in 82 U.S. markets, covering 53 mid-sized markets, 23 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 69 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party financing providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 44.6% of our retail used vehicle unit sales in the first six months of fiscal 2017.  As of August 31, 2016, CAF serviced approximately 761,000 customer accounts in its $10.20 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Six Months Ended August 31, 2016
During the second quarter of fiscal 2017, net sales and operating revenues increased 2.9% and net earnings declined 5.7%. The 2.4% increase in earnings per share reflected the effect of our ongoing share repurchase program. Net earnings for the current year's second quarter was reduced by $6.8 million, net of tax, or $0.04 per diluted share, related to the modification of certain equity awards held by our recently retired chief executive officer. Net earnings for the prior year's second quarter was increased by $6.4 million, net of tax, or $0.03 per diluted share, related to a change in timing of our recognition of reconditioning overhead costs.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the second quarter of fiscal 2017, we sold 167,412 used vehicles, representing 82.6% of our net sales and operating revenues and 66.3% of our gross profit.  Used vehicle unit sales grew 7.0%, including a 3.1% increase in comparable store used units and sales from newer stores not yet included in our comparable store base.  Used vehicle gross profits increased 6.7%, driven by the increase in total used unit sales. Used vehicle gross profit per unit was consistent at $2,160 versus $2,166 in the prior year's second quarter.

Wholesale sales are also a significant contributor to our revenues and net income.  During the second quarter of fiscal 2017, we sold 105,108 wholesale vehicles, representing 14.0% of our net sales and operating revenues and 16.8% of our gross profit.  Wholesale vehicle unit sales declined 1.3%. Compared with the prior year's second quarter, we had a calendar shift that resulted in one fewer Monday auction date. The majority of our wholesale auctions are held on Mondays. Excluding the effect of calendar shifts, we estimate wholesale vehicle unit sales for the current year quarter would have increased 1.4% versus last year's quarter. Wholesale vehicle gross profits declined 9.7%, reflecting a 1.3% decline in wholesale unit sales and an 8.5% decrease in wholesale vehicle gross profit per unit to $870 from $951 in the prior year's second quarter.

During the second quarter of fiscal 2017, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.4% of our net sales and operating revenues and 16.9% of our gross profit. Other sales and revenues declined 4.8% in the second quarter versus the prior year period. The decline primarily reflected a decrease in new vehicle sales resulting from the disposal of two of our four new car franchises during fiscal 2016. Other gross profit rose 13.6%, reflecting improvements in EPP revenues and net third-party finance fees, partially offset by the effect of the $10.4 million favorable adjustment to service department gross profits recorded in last year's second quarter. This adjustment resulted from a change in the timing of our recognition of reconditioning overhead costs. The decrease in new vehicle sales did not significantly affect other gross profit.

Income from our CAF segment totaled $96.0 million in the second quarter of fiscal 2017, down 2.4% compared with the prior year period.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  The decline in CAF income reflected the combination of an increase in the provision for loan losses and a lower total interest margin percentage, partially offset by an increase in average managed receivables. The increase in the provision for loan losses reflected the combined effects of some unfavorable loss experience in the current year's quarter, the growth in managed receivables and a higher anticipated rate of losses based on trends experienced in the first half of this year.

Selling, general and administrative ("SG&A") expenses increased 10.7% to $366.1 million, primarily reflecting the 11% increase in our store base since the beginning of the first quarter of fiscal 2016, as well as a $17.7 million increase in share-based compensation expense, partially offset by a $9.7 million year-over-year decrease in the accrual for the company's incentive pay. This year's second quarter share-based compensation expense included $10.9 million related to a modification by the board of directors of certain equity awards previously granted to our recently retired chief executive officer.

During the first six months of fiscal 2017, net sales and operating revenues increased 2.8%, net earnings declined 4.7% and net earnings per share increased 3.6%. The results for the first six months of fiscal 2017 and fiscal 2016 included the same non-recurring items included in the second quarter of each year, as described above.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first six months of fiscal 2017, net cash used in operations totaled $39.8 million. This amount, combined with $736.8 million of net issuances of non-recourse notes payable, resulted in $697.0 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 4.9 million common shares repurchased under our share repurchase program and our store growth.

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

Future Outlook
Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience in stores and online. While in any individual period conditions may vary, over the long term we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth reaches the mid-single digit range. We also will need to continue hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms.

We are continuing the national rollout of our retail concept, and as of August 31, 2016, we had used car stores located in markets that represented approximately 68% of the U.S. population.  During the first six months of fiscal 2017, we opened five stores, and during the remainder of the fiscal year, we plan to open ten stores.  In fiscal 2018, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following August 31, 2016, see the table included in “Planned Future Activities.”

A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand. Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which could significantly increase the volume of late-model vehicles available at auction relative to dealer demand. This could reduce wholesale auction prices, our vehicle acquisition costs and CAF recovery rates.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2016	2015	Change	2016	2015	Change
Used vehicle sales	$3,300.8	$3,150.2	4.8%	$6,729.8	$6,442.9	4.5%
Wholesale vehicle sales	560.4	591.8	(5.3)%	1,128.1	1,168.4	(3.4)%
Other sales and revenues:
Extended protection plan revenues	75.1	64.1	17.1%	151.3	135.8	11.4%
Third-party finance fees, net	(8.3)	(14.6)	43.3%	(20.2)	(31.6)	36.0%
Other (1)	69.2	93.4	(25.9)%	134.6	184.3	(27.0)%
Total other sales and revenues	136.0	142.9	(4.8)%	265.7	288.5	(7.9)%
Total net sales and operating revenues	$3,997.2	$3,884.9	2.9%	$8,123.6	$7,899.8	2.8%

(1)
Includes service department and new vehicle sales. In the fourth quarter of fiscal 2016, we reclassified new vehicle sales to other sales and revenues and no longer separately present new vehicle sales. Prior period amounts have been revised for this presentation.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2016	2015	Change	2016	2015	Change
Used vehicles	167,412	156,516	7.0%	338,488	321,026	5.4%
Wholesale vehicles	105,108	106,522	(1.3)%	208,570	208,152	0.2%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2016	2015	Change	2016	2015	Change
Used vehicles	$19,530	$19,983	(2.3)%	$19,696	$19,915	(1.1)%
Wholesale vehicles	$5,119	$5,336	(4.1)%	$5,193	$5,391	(3.7)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2016	2015	2016	2015
Used vehicle units	3.1%	4.6%	1.6%	4.8%
Used vehicle revenues	0.9%	3.3%	0.6%	3.3%

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

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2016	2015	2016	2015
Used vehicle units	7.0%	9.2%	5.4%	9.2%
Used vehicle revenues	4.8%	7.9%	4.5%	7.7%

Wholesale vehicle units	(1.3)%	8.7%	0.2%	6.7%
Wholesale vehicle revenues	(5.3)%	11.6%	(3.4)%	8.6%

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2016	2015	2016	2015
Used car stores, beginning of period	160	147	158	144
Store openings	3	4	5	7
Used car stores, end of period	163	151	163	151

During the first six months of fiscal 2017, we opened five stores, including four stores in new markets (one store each in Springfield, Illinois; San Francisco, California; El Paso, Texas; and Bristol, Tennessee) and one store in an existing market (Boston, Massachusetts).

Used Vehicle Sales.  The 4.8% increase in used vehicle revenues in the second quarter of fiscal 2017 resulted from the combination of a 7.0% increase in used unit sales and a 2.3% decline in average retail selling price. The increase in used unit sales included a 3.1% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance reflected a solid increase in conversion that was partially offset by a decrease in store traffic. We believe that the decline in traffic was primarily due to a decrease in our Tier 3 sales mix, which fell to 9.5% of used unit sales, before the effect of 3-day payoffs, in the current year's second quarter from 13.7% in the prior year's second quarter. Tier 3 sales include those financed by our Tier 3 third-party finance providers and CAF's Tier 3 loan originations. The decline in Tier 3 sales mix was the result of a continuation of tightened lending standards by one of our third-party Tier 3 finance providers that we experienced starting in middle of the first quarter of the current year, and lower applicant volume within this credit tier. Historically, the Tier 3 rate of conversion of credit applications to sales has been significantly lower than that in other credit tiers. As a result, we believe a decline in Tier 3 sales mix typically represents a disproportionate decline in underlying customer traffic. For the non-Tier 3 customer base, comparable store used unit sales rose 8.1% in the second quarter of fiscal 2017. The decline in average retail selling price reflected the net effects of lower vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and vehicle class. Generally, a decrease in our vehicle acquisition costs will be passed on to consumers in the form of lower selling prices.

The 4.5% increase in used vehicle revenues in the first half of fiscal 2017 resulted from a 5.4% increase in used unit sales combined with a 1.1% decline in average retail selling price. The increase in used unit sales included a 1.6% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The trends that affected our used vehicle unit sales for the first six months of fiscal 2017, including a solid improvement in conversion, a decline in store traffic and a decrease in the Tier 3 sales mix resulting from a tightening of lending standards and lower applicant volume within this tier, were similar to those that influenced our second quarter performance. Before the effect of 3-day payoffs, the Tier 3 sales mix fell to 10.7% of used unit sales in the first half of fiscal 2017 versus 14.2% in the first half of fiscal 2016. For the non-Tier 3 customer base, comparable store used unit sales rose 5.8% in the first six months of fiscal 2017.

Wholesale Vehicle Sales.    Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles bought through our appraisal process and sold in our auctions.  The decline in industry new vehicle sales during the recession (2008 and the years immediately thereafter) could have a tempering effect on our wholesale volume growth as those model years in shortest supply work their way through our typical wholesale age mix.

The 5.3% decrease in wholesale vehicle revenues in the second quarter of fiscal 2017 resulted from a 4.1% decrease in wholesale vehicle average selling price and a 1.3% decrease in wholesale unit sales.  Compared with the prior year's second quarter, we had a calendar shift that resulted in one fewer Monday auction date. The majority of our wholesale auctions are held on Mondays. Excluding the effect of calendar shifts, we estimate wholesale vehicle unit sales for the current quarter would have increased 1.4% versus last year's second quarter.

The 3.4% decrease in wholesale vehicle revenues in the first half of fiscal 2017 resulted from a 3.7% decrease in wholesale vehicle average selling price. The calendar shift occurring in the second quarter also affected our first half wholesale volume comparison; excluding the effect of calendar shifts, we estimate wholesale vehicle unit sales would have increased 1.6% versus the first half of fiscal 2016.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees, and other revenues, which are predominantly comprised of service department and new vehicle sales. We refer to the third-party finance providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to the providers to whom we pay a fee as Tier 3 providers. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers. Before the effect of 3-day payoffs, our Tier 2 providers financed 16.2% of our used vehicle units in the second quarter of fiscal 2017 compared with 17.1% in the prior year period, and they financed 16.8% of our used vehicle units in the first half of fiscal 2017 versus 17.5% in the first half of fiscal 2016.

Other sales and revenues declined 4.8% in the second quarter of fiscal 2017, primarily reflecting a decrease in new vehicle sales due to the disposal of two of our four new car franchises in fiscal 2016.  EPP revenues increased 17.1% compared with the prior year’s quarter, reflecting the growth in our used unit sales and pricing changes. In addition, the prior year's EPP revenues were reduced by an increase in estimated cancellation reserves. Net third-party finance fees improved 43.3% versus the prior year's quarter primarily due to a reduction in the percentage of our used unit sales financed by Tier 3 finance providers.

Other sales and revenues declined 7.9% in the first half of fiscal 2017. Trends for the first half of the fiscal year were generally similar to those in the second quarter, as the decline in other sales and revenues was driven by a decrease in new vehicle sales, partially offset by an 11.4% increase in EPP revenues and a 36.0% improvement in net third-party finance fees.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2016	2015	Change	2016	2015	Change
Used vehicle gross profit	$361.7	$338.9	6.7%	$738.3	$700.8	5.3%
Wholesale vehicle gross profit	91.5	101.3	(9.7)%	194.4	206.2	(5.7)
Other gross profit	92.2	81.2	13.6%	185.3	158.2	17.1
Total	$545.4	$521.4	4.6%	$1,118.0	$1,065.2	5.0%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2016		2015		2016		2015
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,160	11.0	$2,166	10.8	$2,181	11.0	$2,183	10.9
Wholesale vehicle gross profit	$870	16.3	$951	17.1	$932	17.2	$990	17.6
Other gross profit	$551	67.8	$519	56.8	$547	69.7	$493	54.8
Total gross profit	$3,258	13.6	$3,331	13.4	$3,303	13.8	$3,318	13.5

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.
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

Used vehicle gross profit rose 6.7% in the second quarter of fiscal 2017 and 5.3% in the first half of fiscal 2017, driven by increases of 7.0% and 5.4%, respectively, in total used unit sales.  Despite an overall trend reported by publicly traded auto retailers towards lower gross profit per unit sold, our used vehicle gross profit per unit remained consistent with the corresponding prior year periods in both the second quarter and the first half of the fiscal year. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit declined 9.7% in the second quarter of fiscal 2017, reflecting the combination of a 1.3% decrease in wholesale unit sales and an $81, or 8.5%, reduction in wholesale vehicle gross profit per unit. Wholesale gross profit per unit was exceptionally strong in last year's second quarter, creating a more challenging comparison in the current quarter.  Compared with the prior year quarter, differences in the rate of depreciation relative to changes in our appraisal offers contributed to the decline in wholesale vehicle gross profit per unit. The current quarter gross profit per unit was similar to the gross profit of $874 per unit achieved in the second quarter of fiscal 2015.

Wholesale vehicle gross profit declined 5.7% in the first half of fiscal 2017, reflecting the combination of relatively flat wholesale unit volume and a $58, or 5.9%, reduction in wholesale vehicle gross profit per unit. The factors influencing the decline in wholesale vehicle gross profit per unit in the second quarter also contributed to the decline in the six month period.

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

Other gross profit rose 13.6% in the second quarter of fiscal 2017, primarily reflecting the improvements in EPP revenues and net third-party finance fees discussed above, partially offset by the effect of the $10.4 million favorable adjustment to service department gross profits recorded in last year's second quarter. This adjustment resulted from a change in timing of our recognition of reconditioning overhead costs. The decrease in new vehicle sales did not significantly affect other gross profit.

Other gross profit rose 17.1% in the first half of fiscal 2017. Similar to the second quarter, the increase was primarily driven by improvements in EPP revenues and net third-party finance fees, partially offset by the $10.4 million favorable adjustment to service department gross profits recorded in the prior year's second quarter.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative ("SG&A") Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2016	2015	Change	2016	2015	Change
Compensation and benefits (1)	$199.3	$180.3	10.5%	$415.9	$382.1	8.8%
Store occupancy costs	75.1	68.6	9.5%	146.8	133.9	9.6%
Advertising expense	34.5	34.8	(0.9)%	69.3	68.5	1.2%
Other overhead costs (2)	57.2	47.1	21.4%	114.4	96.1	19.0%
Total SG&A expenses	$366.1	$330.8	10.7%	$746.4	$680.6	9.7%
SG&A per used vehicle unit (3)	$2,187	$2,113	$74	$2,205	$2,120	$85

(1)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)	Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

The 10.7% increase in SG&A expenses in the second quarter of fiscal 2017 primarily reflected the 11% growth in our store base since the beginning of last year’s second quarter (representing the addition of 16 stores) and a $17.7 million increase in share-based compensation expense, partially offset by a $9.7 million year-over-year decrease in the accrual for the company's incentive pay. The fiscal 2017 share-based compensation expense included $10.9 million related to a modification by the board of directors of certain equity awards previously granted to our recently retired chief executive officer. As a result of the modification, Mr. Folliard was effectively provided retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. However, the vesting of the awards was not accelerated on his retirement and no changes were made to the full-term expiration dates or the strike prices of the awards. The remainder of the increase in share-based compensation expense was largely related to cash-settled restricted stock units. The expense associated with these units is primarily influenced by the change in the company's stock price occurring during the relevant quarters. During the second quarter of fiscal 2016, our stock price increased by approximately $5 per share, while it decreased by approximately $10 per share during the prior year's second quarter. Compared with the prior year's second quarter, advertising expense was relatively flat despite the growth in our store base, as the prior year included costs related to the production and launch of a new advertising campaign. SG&A per used unit increased $74 in the second quarter of fiscal 2017. The increase in share-based compensation expense increased the second quarter SG&A per used unit by $102.

SG&A expenses increased 9.7% in the first half of fiscal 2017. The increase primarily reflected the 13% growth in our store base, from 144 used car stores as of the beginning of fiscal 2016 to 163 stores as of August 31, 2016, and a $24.7 million increase in share-based compensation expense, partially offset by a reduction in the incentive pay accrual, as previously discussed. The increase in share-based compensation expense included higher expenses associated with awards held by our recently retired chief executive officer and an increase in the expense related to cash-settled restricted stock units. SG&A per used unit increased $85 in the first half of fiscal 2017, of which $68 per unit related to the increase in share-based compensation expense.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $13.9 million in the second quarter of fiscal 2017, from $7.5 million in the second quarter of fiscal 2016. The increase reflected the combination of planned higher outstanding debt levels in fiscal 2017 as part of our capital structure strategy, as well as growth in our finance and capital lease obligations, which resulted from the extension of select store leases beyond their original term. See “Financial Condition – Liquidity and Capital Resources” for further discussion. During the first quarter of fiscal 2017, we entered into a note purchase agreement to sell $500 million of senior unsecured notes, due in 2023, 2026 and 2028, to investors in a private placement. Of this amount, $300 million was sold during the first quarter of fiscal 2017 and the remaining $200 million was sold in the second quarter.

Interest expense rose to $25.0 million in the first half of fiscal 2017, from $14.6 million in the prior year period. Similar to the second quarter, the increase reflected the combined effects of planned higher outstanding debt levels and growth in our finance and capital lease obligations.

Income Taxes.    The effective income tax rate was 38.0% in the second quarter and the first six months of fiscal 2017 versus 38.5% in the second quarter and the first six months of fiscal 2016.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$190.2	7.6	$169.8	7.6	$374.3	7.6	$334.6	7.6
Interest expense	(41.8)	(1.7)	(30.8)	(1.4)	(81.2)	(1.6)	(58.8)	(1.3)
Total interest margin	$148.4	5.9	$139.0	6.2	$293.1	5.9	$275.8	6.2
Provision for loan losses	$(35.7)	(1.4)	$(25.6)	(1.1)	$(62.3)	(1.3)	$(39.2)	(0.9)
CarMax Auto Finance income	$96.0	3.8	$98.3	4.4	$196.7	4.0	$207.4	4.7

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2016	2015	2016	2015
Net loans originated (in millions)	$1,435.3	$1,323.5	$2,878.7	$2,688.1
Vehicle units financed	75,898	67,803	150,982	138,096
Penetration rate (2)	45.3%	43.3%	44.6%	43.0%
Weighted average contract rate	7.4%	7.2%	7.5%	7.3%
Weighted average credit score (3)	706	703	705	701
Weighted average loan-to-value (LTV) (4)	95.2%	94.8%	94.8%	94.6%
Weighted average term (in months)	65.8	65.8	65.9	65.8

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

(4)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2016	2015	2016	2015
Total ending managed receivables	$10,197.8	$9,164.0	$10,197.8	$9,164.0
Total average managed receivables	$10,049.8	$8,993.9	$9,897.4	$8,829.3
Allowance for loan losses (1)	$109.7	$87.8	$109.7	$87.8
Allowance for loan losses as a percentage of ending managed receivables	1.08%	0.96%	1.08%	0.96%
Net credit losses on managed receivables	$30.0	$21.5	$47.5	$33.1
Annualized net credit losses as a percentage of total average managed receivables	1.20%	0.96%	0.96%	0.75%
Past due accounts as a percentage of ending managed receivables	3.24%	3.00%	3.24%	3.00%
Average recovery rate (2)	48.4%	51.8%	49.2%	53.3%

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

CAF income declined 2.4% in the second quarter of fiscal 2017 and 5.1% in the first half of the year. The decline was due to an increase in the provision for loan losses and a lower total interest margin percentage, partially offset by the increase in average managed receivables. Average managed receivables grew 11.7% in the second quarter and 12.1% in the first half of fiscal 2017 driven by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2017 resulted from our used vehicle sales growth and an increase in CAF's penetration rate that was caused by the increased mix of credit applications from customers at the higher end of the credit spectrum.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.9% in both the second quarter and the first half of fiscal 2017 from 6.2% in both corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses rose to $35.7 million in the second quarter and $62.3 million in the first half of fiscal 2017, from $25.6 million and $39.2 million, respectively, in the corresponding prior year periods due to the combined effects of: favorable loss experience in the first quarter of fiscal 2016, which reduced last year's provision; some unfavorable loss experience in fiscal 2017; and the growth in managed receivables. Lower recovery rates contributed to the unfavorable loss experience in fiscal 2017, which we believe reflects conditions impacting our industry as a whole. The increase in the allowance for loan losses as a percentage of ending managed receivables reflected the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. As of August 31, 2016, $114.0 million in receivables were outstanding.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  During the second quarter of fiscal 2017, we entered into a new $100 million warehouse facility that will be used to fund a portion of CAF’s Tier 3 loan origination activity. Previously, this program had been funded separately from the remainder of CAF’s portfolio using existing working capital.

PLANNED FUTURE ACTIVITIES

In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores. We currently estimate capital expenditures will total approximately $450 million in fiscal 2017 versus $332 million in fiscal 2016. The increase in planned capital spending primarily reflects the expected timing of land acquisitions and construction activity.

We currently plan to open the following stores within 12 months from August 31, 2016:

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Market Status	Planned Opening Date
Meridian, Idaho (1)	Boise	New	Q3 Fiscal 2017
Maple Shade, New Jersey (1)	Philadelphia	Existing	Q3 Fiscal 2017
Daytona Beach, Florida	Orlando/Daytona Beach	Existing	Q3 Fiscal 2017
Kentwood, Michigan	Grand Rapids/Kalamazoo	New	Q3 Fiscal 2017
Fremont, California	San Francisco/Oakland/San Jose	Existing	Q3 Fiscal 2017
Santa Rosa, California	San Francisco/Oakland/San Jose	Existing	Q3 Fiscal 2017
Palmdale, California	Los Angeles	Existing	Q4 Fiscal 2017
Murrieta, California	Los Angeles	Existing	Q4 Fiscal 2017
Mobile, Alabama	Mobile/Pensacola	New	Q4 Fiscal 2017
Albany, New York	Albany	New	Q4 Fiscal 2017
Puyallup, Washington	Seattle/Tacoma	New	Q1 Fiscal 2018
Lynnwood, Washington	Seattle/Tacoma	Existing	Q1 Fiscal 2018
Pensacola, Florida	Mobile/Pensacola	Existing	Q1 Fiscal 2018
Waterbury, Connecticut	Hartford/New Haven	Existing	Q2 Fiscal 2018
San Jose, California	San Francisco/Oakland/San Jose	Existing	Q2 Fiscal 2018
Salisbury, Maryland	Salisbury	New	Q2 Fiscal 2018

(1)     Store opened in September 2016.

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

Operating Activities.  During the first six months of fiscal 2017, net cash used in operating activities totaled $39.8 million, compared with $84.7 million in the prior year period.  The net cash used in operating activities included increases in auto loan receivables of $656.8 million in the current year period and $720.3 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.

As of August 31, 2016, total inventory was $1.92 billion, representing a decrease of $13.2 million, or 0.7%, compared with the balance as of the start of the fiscal year.  The decrease primarily reflected the net effects of a decline in the average carrying cost of inventory due to changes in acquisition costs and vehicle mix and the addition of inventory to support store openings in fiscal 2017. Compared with August 31, 2015, inventories increased $7.3 million, or 0.4%, primarily reflecting the growth of our store base, largely offset by a decrease in the average carrying cost of inventory.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Six Months Ended August 31
(In millions)	2016	2015
Net cash used in operating activities	$(39.8)	$(84.7)
Add: Net issuances of non-recourse notes payable (1)	736.8	682.5
Adjusted net cash provided by operating activities	$697.0	$597.8

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first six months of the current fiscal year increased compared to the prior year period primarily due to the timing of payments related to operating payables and an increase in net income when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. This was partially offset by the impact of the change in inventory during the current fiscal year. In addition, a portion of the net issuances of non-recourse notes payable was attributable to the new warehouse facility being used to fund certain of CAF’s Tier 3 loans. Consequently, some issuances of non-recourse notes payable pertain to Tier 3 loans originated in previous fiscal years.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $262.2 million in fiscal 2017 compared with $199.5 million in fiscal 2016.  Capital expenditures were $214.6 million in the current year period versus $145.7 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The increase in capital expenditures in the current year period largely reflected timing changes in the purchases of land for future stores.

As of August 31, 2016, 89 of our 163 used car stores were located on owned sites and 74 were located on leased sites, including 18 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of the fiscal year, net cash provided by financing activities totaled $580.6 million in fiscal 2017 compared with $357.1 million in fiscal 2016.  Included in these amounts were net increases in total non-recourse notes payable of $736.8 million and $682.5 million, respectively, which were used to provide the financing for the majority of the increases of $656.8 million and $720.3 million, respectively, in auto loan receivables (see "Operating Activities").

During the first six months of fiscal 2017, we sold $500 million of senior unsecured notes in a private placement, and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. Net cash provided by financing activities was reduced by stock repurchases of $266.0 million in the first six months of fiscal 2017 compared with $369.2 million in the first six months of fiscal 2016.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31	As of February 29
(In thousands)	2016	2016
Borrowings under revolving credit facility	$361	$415,428
Other long-term debt	800,000	300,000
Finance and capital lease obligations	440,418	414,654
Non-recourse notes payable	10,264,544	9,527,750
Total debt (1)	$11,505,323	$10,657,832
Cash and cash equivalents	$316,031	$37,394

(1) Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

We have a $1.20 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  We also have a $300 million variable-rate term loan, which is due in August 2020. In addition, we have $500 million of senior unsecured notes, which are due in 2023, 2026 and 2028. The credit facility, term loan and senior unsecured notes contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and are, therefore, accounted for as financings. A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. During fiscal 2016 and fiscal 2017, select finance lease obligations were modified or extended beyond their original lease term, resulting in increases in both the recorded obligations and the related interest expense recognized.

See Note 10 for additional information on our revolving credit facility, term loan, senior notes and finance and capital lease obligations.

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles. Loans originated in the CAF Tier 3 loan origination program are primarily being funded through our new $100 million warehouse facility, as well as using existing working capital.

The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the securitized auto loan receivables. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of August 31, 2016, $8.57 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through January 2023, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first six months of fiscal 2017, we completed two term securitizations, funding a total of $2.43 billion of auto loan receivables.

As of August 31, 2016, $1.70 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  During the second quarter of fiscal 2017, we entered into a new $100 million warehouse facility to fund a portion of CAF's Tier 3 loan origination activity. In addition, we increased the limit of our existing warehouse facilities by $200 million in the second quarter of fiscal 2017. As of August 31, 2016, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.10 billion.  Of the combined warehouse facility limit, $1.50 billion will expire in February 2017 and $1.30 billion will expire in August 2017.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2016, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.89 billion was available for repurchase under the board's outstanding authorization, which includes an additional $750 million authorized during the second quarter of fiscal 2017. Also during the second quarter, the board removed the expiration date of the outstanding repurchase authorizations. See Note 11 for more information on share repurchase activity.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2017.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2016	1,025,021	$49.10	1,025,021	$1,965,641,919
July 1 - 31, 2016	687,550	$54.02	687,550	$1,928,497,411
August 1 - 31, 2016	652,600	$58.68	652,600	$1,890,200,357
Total	2,365,171		2,365,171

Item 6.    Exhibits

3.1
CarMax, Inc. Bylaws, as amended and restated September 1, 2016, filed as Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.1
CarMax, Inc. Severance Agreement, dated as of September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.2
Amendment to CarMax, Inc. Severance Agreement, dated as of August 31, 2016, between CarMax. Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.3
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.3 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.4
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.4 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.5
Amended Notice of Market Stock Unit Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.5 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.6
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.6 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.7
Amended Notice of Performance Stock Unit Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.7 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.8
CarMax, Inc. Retirement Restoration Plan, as amended and restated, filed as Exhibit 10.6 to CarMax's Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference.

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

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 6, 2016

EXHIBIT INDEX

3.1
CarMax, Inc. Bylaws, as amended and restated September 1, 2016, filed as Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.1
CarMax, Inc. Severance Agreement, dated as of September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.2
Amendment to CarMax, Inc. Severance Agreement, dated as of August 31, 2016, between CarMax. Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.3
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.3 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.4
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.4 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.5
Amended Notice of Market Stock Unit Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.5 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.6
Amended Notice of Stock Option Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.6 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.7
Amended Notice of Performance Stock Unit Grant, dated as of August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.7 to CarMax's Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.8
CarMax, Inc. Retirement Restoration Plan, as amended and restated, filed as Exhibit 10.6 to CarMax's Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference.

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