Form 10-Q
period 2016-11-30
CARMAX INC
filed 2017-01-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 30, 2016
Common Stock, par value $0.50	187,116,434

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2016	%(1)	2015	%(1)	2016	%(1)	2015	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,090,613	83.5	$2,908,963	82.1	$9,820,401	83.0	$9,351,841	81.7
Wholesale vehicle sales	488,385	13.2	513,796	14.5	1,616,528	13.7	1,682,195	14.7
Other sales and revenues	122,526	3.3	121,310	3.4	388,229	3.3	409,834	3.6
NET SALES AND OPERATING REVENUES	3,701,524	100.0	3,544,069	100.0	11,825,158	100.0	11,443,870	100.0
Cost of sales	3,198,389	86.4	3,079,738	86.9	10,204,024	86.3	9,914,375	86.6
GROSS PROFIT	503,135	13.6	464,331	13.1	1,621,134	13.7	1,529,495	13.4
CARMAX AUTO FINANCE INCOME	89,359	2.4	92,316	2.6	286,086	2.4	299,703	2.6
Selling, general and administrative expenses	356,735	9.6	337,512	9.5	1,103,091	9.3	1,018,075	8.9
Interest expense	15,071	0.4	10,021	0.3	40,063	0.3	24,574	0.2
Other expense (income)	1,027	—	1,157	—	(24)	—	2,791	—
Earnings before income taxes	219,661	5.9	207,957	5.9	764,090	6.5	783,758	6.8
Income tax provision	83,016	2.2	79,758	2.3	289,723	2.5	301,357	2.6
NET EARNINGS	$136,645	3.7	$128,199	3.6	$474,367	4.0	$482,401	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	189,200		201,291		191,431		205,760
Diluted	190,818		203,383		193,239		208,242
NET EARNINGS PER SHARE:
Basic	$0.72		$0.64		$2.48		$2.34
Diluted	$0.72		$0.63		$2.45		$2.32

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2016	2015	2016	2015
NET EARNINGS	$136,645	$128,199	$474,367	$482,401
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	247	322	744	967

Net change in cash flow hedge unrecognized losses	6,200	(837)	9,317	(2,240)

Other comprehensive income (loss), net of taxes	6,447	(515)	10,061	(1,273)
TOTAL COMPREHENSIVE INCOME	$143,092	$127,684	$484,428	$481,128

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 29
(In thousands except share data)	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,713	$37,394
Restricted cash from collections on auto loan receivables	357,040	343,829
Accounts receivable, net	92,003	132,171
Inventory	2,170,175	1,932,029
Other current assets	41,347	26,358
TOTAL CURRENT ASSETS	2,684,278	2,471,781
Auto loan receivables, net	10,333,318	9,536,892
Property and equipment, net	2,449,343	2,161,698
Deferred income taxes	155,995	161,862
Other assets	137,133	127,678
TOTAL ASSETS	$15,760,067	$14,459,911
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$476,757	$441,746
Accrued expenses and other current liabilities	224,585	245,909
Accrued income taxes	2,071	2,029
Short-term debt	880	428
Current portion of finance and capital lease obligations	10,566	14,331
Current portion of non-recourse notes payable	312,858	300,750
TOTAL CURRENT LIABILITIES	1,027,717	1,005,193
Long-term debt, excluding current portion	888,161	713,910
Finance and capital lease obligations, excluding current portion	466,965	400,323
Non-recourse notes payable, excluding current portion	10,129,401	9,206,425
Other liabilities	232,439	229,274
TOTAL LIABILITIES	12,744,683	11,555,125

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 187,351,060 and 194,712,234 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively	93,676	97,356
Capital in excess of par value	1,160,484	1,130,822
Accumulated other comprehensive loss	(60,135)	(70,196)
Retained earnings	1,821,359	1,746,804
TOTAL SHAREHOLDERS’ EQUITY	3,015,384	2,904,786
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,760,067	$14,459,911

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2016	2015
OPERATING ACTIVITIES:
Net earnings	$474,367	$482,401
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	125,654	100,504
Share-based compensation expense	72,026	45,284
Provision for loan losses	104,249	70,165
Provision for cancellation reserves	51,768	61,048
Deferred income tax benefit	(584)	(8,322)
Other	2,118	3,007
Net decrease (increase) in:
Accounts receivable, net	40,168	49,160
Inventory	(238,146)	(66,396)
Other current assets	(5,802)	12,397
Auto loan receivables, net	(900,675)	(952,974)
Other assets	1,193	268
Net decrease in:
Accounts Payable, accrued expenses and other
current liabilities and accrued income taxes	(5,240)	(109,243)
Other liabilities	(64,222)	(68,878)
NET CASH USED IN OPERATING ACTIVITIES	(343,126)	(381,579)
INVESTING ACTIVITIES:
Capital expenditures	(315,543)	(240,835)
Proceeds from sales of assets	728	1,520
Increase in restricted cash from collections on auto loan receivables	(13,211)	(22,064)
Increase in restricted cash in reserve accounts	(11,663)	(8,383)
Release of restricted cash from reserve accounts	8,083	5,907
Purchases of money market securities, net	(3,482)	(6,106)
Purchases of trading securities	(3,442)	(4,759)
Sales of trading securities	318	101
NET CASH USED IN INVESTING ACTIVITIES	(338,212)	(274,619)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	452	(749)
Proceeds from issuances of long-term debt	1,660,600	1,137,300
Payments on long-term debt	(1,484,900)	(583,300)
Cash paid for debt issuance costs	(12,568)	(3,104)
Payments on finance and capital lease obligations	(8,407)	(13,310)
Issuances of non-recourse notes payable	7,235,000	7,430,805
Payments on non-recourse notes payable	(6,299,802)	(6,565,516)
Repurchase and retirement of common stock	(464,352)	(816,181)
Equity issuances	34,554	44,855
Excess tax benefits from share-based payment arrangements	7,080	31,138
NET CASH PROVIDED BY FINANCING ACTIVITIES	667,657	661,938
(Decrease) increase in cash and cash equivalents	(13,681)	5,740
Cash and cash equivalents at beginning of year	37,394	27,606
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,713	$33,346

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

Cash and Cash Equivalents.  Cash equivalents of approximately $272,000 as of November 30, 2016, and $109,000 as of February 29, 2016, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $357.0 million as of November 30, 2016, and $343.8 million as of February 29, 2016, consisted of collections of principal, interest and fee payments on securitized auto loan receivables that are restricted for payment to the securitization investors pursuant to the applicable securitization agreements.

Securitizations.  We maintain a revolving securitization program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through a term securitization or alternative funding arrangement at a later date.  We sell the auto loan receivables to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the securitized receivables.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $1.01 billion and $925.3 million as of November 30, 2016 and February 29, 2016, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the securitized receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities and was $50.2 million as of November 30, 2016, and $46.6 million as of February 29, 2016.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $70.7 million as of November 30, 2016, and $63.0 million as of February 29, 2016.

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

Recent Accounting Pronouncements.
Effective in Future Periods. In October 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2016-16) related to the income tax effects of intra-entity transfers of assets other than inventory. The pronouncement requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and are currently evaluating the effect on our consolidated financial statements.

In November 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and the pronouncement will result in changes to our consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$192.7	7.5	$172.3	7.4	$567.0	7.5	$507.0	7.5
Interest expense	(44.1)	(1.7)	(33.0)	(1.4)	(125.3)	(1.7)	(91.9)	(1.4)
Total interest margin	148.6	5.8	139.3	6.0	441.7	5.9	415.1	6.2
Provision for loan losses	(41.9)	(1.6)	(30.9)	(1.3)	(104.2)	(1.4)	(70.2)	(1.0)
Total interest margin after provision for loan losses	106.7	4.1	108.4	4.7	337.5	4.5	344.9	5.1

Total other expense	—	—	(0.3)	—	—	—	(0.4)	—

Direct expenses:
Payroll and fringe benefit expense	(7.5)	(0.3)	(7.1)	(0.3)	(22.9)	(0.3)	(21.0)	(0.3)
Other direct expenses	(9.8)	(0.4)	(8.7)	(0.4)	(28.5)	(0.4)	(23.8)	(0.4)
Total direct expenses	(17.3)	(0.7)	(15.8)	(0.7)	(51.4)	(0.7)	(44.8)	(0.7)
CarMax Auto Finance income	$89.4	3.5	$92.3	4.0	$286.1	3.8	$299.7	4.5

Total average managed receivables	$10,297.8		$9,261.4		$10,030.9		$8,973.3

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $10.46 billion as of November 30, 2016 and $9.53 billion as of February 29, 2016.

Auto Loan Receivables, Net

	As of November 30	As of February 29
(In millions)	2016	2016
Term securitizations	$8,473.1	$7,828.0
Warehouse facilities	1,677.0	1,399.0
Other receivables (1)	257.6	366.6
Total ending managed receivables	10,407.7	9,593.6
Accrued interest and fees	41.8	35.0
Other	(1.4)	3.2
Less allowance for loan losses	(114.8)	(94.9)
Auto loan receivables, net	$10,333.3	$9,536.9

(1)	Other receivables includes receivables not funded through the warehouse facilities or term securitizations, including receivables restricted as excess collateral for those funding arrangements.

During fiscal 2017, we entered into a new $100 million warehouse facility to fund managed receivables associated with a portion of CAF's Tier 3 loan origination activity. These receivables have historically been included in other receivables, within managed receivables. Amounts securitized within this facility are now included within warehouse facilities. See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 29
(In millions)	2016 (1)	% (2)	2016 (1)	% (2)
A	$5,068.7	48.7	$4,666.6	48.6
B	3,643.9	35.0	3,400.1	35.4
C and other	1,695.1	16.3	1,526.9	16.0
Total ending managed receivables	$10,407.7	100.0	$9,593.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Balance as of beginning of period	$109.7	1.08	$87.8	0.96	$94.9	0.99	$81.7	0.97
Charge-offs	(62.9)		(51.9)		(164.6)		(128.7)
Recoveries	26.1		24.1		80.3		67.7
Provision for loan losses	41.9		30.9		104.2		70.2
Balance as of end of period	$114.8	1.10	$90.9	0.97	$114.8	1.10	$90.9	0.97

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of November 30		As of February 29
(In millions)	2016	% (1)	2016	% (1)
Total ending managed receivables	$10,407.7	100.0	$9,593.6	100.0
Delinquent loans:
31-60 days past due	$228.8	2.2	$171.0	1.8
61-90 days past due	101.9	1.0	69.1	0.7
Greater than 90 days past due	29.0	0.3	22.7	0.2
Total past due	$359.7	3.5	$262.8	2.7

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $5.5 million will be reclassified from AOCL as a decrease to CAF income.

As of November 30, 2016 and February 29, 2016, we had interest rate swaps outstanding with a combined notional amount of $2.32 billion and $2.42 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of November 30, 2016		As of February 29, 2016
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$8,778	$(318)	$587	$(8,024)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2016	2015	2016	2015
Derivatives designated as accounting hedges:
Gain (loss) recognized in AOCL (1)	$7,282	$(3,325)	$6,484	$(9,596)
Loss reclassified from AOCL into CAF income (1)	$(2,935)	$(1,944)	$(8,868)	$(5,902)
Loss recognized in CAF income (2)	$—	$(336)	$—	$(438)

(1)	Represents the effective portion.

(2)	Represents the ineffective portion.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$460,379	$—	$460,379
Mutual fund investments	17,861	—	17,861
Derivative instruments	—	8,778	8,778
Total assets at fair value	$478,240	$8,778	$487,018

Percent of total assets at fair value	98.2%	1.8%	100.0%
Percent of total assets	3.0%	0.1%	3.1%

Liabilities:
Derivative instruments	$—	$(318)	$(318)
Total liabilities at fair value	$—	$(318)	$(318)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$439,943	$—	$439,943
Mutual fund investments	13,622	—	13,622
Derivative instruments	—	587	587
Total assets at fair value	$453,565	$587	$454,152

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	3.1%	—%	3.1%

Liabilities:
Derivative instruments	$—	$(8,024)	$(8,024)
Total liabilities at fair value	$—	$(8,024)	$(8,024)

Percent of total liabilities	—%	0.1%	0.1%

There were no transfers between Levels 1 and 2 for the three and nine months ended November 30, 2016. As of November 30, 2016 and February 29, 2016 we had no Level 3 assets.

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2016	2015	2016	2015
Balance as of beginning of period	$113.3	$108.1	$110.2	$94.4
Cancellations	(16.8)	(16.9)	(49.6)	(45.6)
Provision for future cancellations	15.9	18.6	51.8	61.0
Balance as of end of period	$112.4	$109.8	$112.4	$109.8

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2016 and February 29, 2016, the current portion of cancellation reserves was $57.1 million and $54.4 million, respectively.

8.    Income Taxes

We had $30.4 million of gross unrecognized tax benefits as of November 30, 2016, and $26.8 million as of February 29, 2016.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2016, as all activity was related to positions taken on tax returns filed or intended to be filed in the current fiscal year.

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

Net Pension Expense

	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Net pension expense	$82	$212	$120	$114	$202	$326

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2016	2015	2016	2015	2016	2015
Net pension expense	$248	$636	$360	$342	$608	$978

Net pension expense includes actuarial loss amortization of $0.4 million and $0.5 million for the three months ended November 30, 2016 and 2015, respectively, and $1.2 million and $1.5 million for the nine months ended November 30, 2016 and 2015, respectively. We made no contributions to the pension plan during the nine months ended November 30, 2016, and do not anticipate making any contributions during the remainder of fiscal 2017; however, conditions may change where we may elect to make contributions.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 29, 2016.

10.    Debt

	As of November 30	As of February 29
(In thousands)	2016	2016
Revolving credit facility	$91,580	$415,428
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	—
4.17% Senior notes due 2026	200,000	—
4.27% Senior notes due 2028	200,000	—
Finance and capital lease obligations	477,531	414,654
Non-recourse notes payable	10,462,947	9,527,750
Total debt	11,832,058	10,657,832
Less: current portion	(324,304)	(315,509)
Less: unamortized debt issuance costs	(23,227)	(21,665)
Long-term debt, net	$11,484,527	$10,320,658

In connection with our adoption of ASU 2015-03 in fiscal 2017, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year's presentation.

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of November 30, 2016, the unused capacity of $1.11 billion was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of November 30, 2016, $300 million remained outstanding and was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract to manage our exposure to variable interest rates associated with this term loan.

Senior Notes. During the first quarter of fiscal 2017, we entered into a note purchase agreement to issue and sell an aggregate of $500 million principal amount of senior unsecured notes, due 2023, 2026 and 2028, in a private placement to certain accredited investors. As of November 30, 2016, $500 million of senior unsecured notes were outstanding. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

As of November 30, 2016, $8.79 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through April 2023, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2016, $1.68 billion of non-recourse notes payable was outstanding related to our warehouse facilities. In fiscal 2017, we increased the combined limit of our warehouse facilities by $300 million. As of November 30, 2016, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.12 billion.  Of the combined warehouse facility limit, $1.50 billion will expire in February 2017 and $1.30 billion will expire in August 2017.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related securitized auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2016 and 2015, we capitalized interest of $8.4 million and $7.6 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization agreements contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2016, we were in compliance with all financial covenants and our securitized receivables were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of November 30, 2016, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.69 billion was available for repurchase under the board's outstanding authorization, which includes an additional $750 million authorized during fiscal 2017. Also during fiscal 2017, the board removed the expiration date of the outstanding repurchase authorizations.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2016	2015	2016	2015
Number of shares repurchased (in thousands)	3,780.5	7,680.8	8,715.2	13,336.1
Average cost per share	$52.56	$58.03	$52.38	$61.14
Available for repurchase, as of end of period (in millions)	$1,691.5	$1,553.8	$1,691.5	$1,553.8

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2016	2015	2016	2015
Cost of sales	$584	$394	$2,998	$1,459
CarMax Auto Finance income	663	502	2,314	1,100
Selling, general and administrative expenses	10,522	11,178	67,784	43,728
Share-based compensation expense, before income taxes	$11,769	$12,074	$73,096	$46,287

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2016	2015	2016	2015
Nonqualified stock options	$4,756	$5,794	$32,977	$20,064
Cash-settled restricted stock units (RSUs)	4,490	2,960	25,951	14,358
Stock-settled market stock units (MSUs)	2,463	2,586	9,811	8,123
Stock-settled performance stock units (PSUs)	(488)	341	1,844	1,579
Employee stock purchase plan	305	296	1,070	1,003
Restricted stock awards (RSAs)	243	97	1,443	1,160
Share-based compensation expense, before income taxes	$11,769	$12,074	$73,096	$46,287

(C) Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2016
	Equity Classified				Liability Classified
(Shares/units in thousands)	Options	MSUs	PSUs	RSAs	RSUs
Outstanding as of February 29, 2016	7,322	543	66	17	1,320
Granted	2,310	171	83	49	632
Exercised or vested and converted	(1,144)	(210)	—	(17)	(436)
Cancelled	(4)	(1)	—	—	(89)
Outstanding as of November 30, 2016	8,484	503	149	49	1,427

Weighted average grant date fair value per share/unit:

Granted	$14.19	$63.96	$51.63	$50.65	$51.63
Ending outstanding	$14.99	$65.66	$60.94	$50.65	$55.04

	As of November 30, 2016
Unrecognized compensation (in millions)	$37.4	$13.6	$2.5	$1.2

In the second quarter of fiscal 2017, in connection with the retirement of our former CEO, Thomas J. Folliard, the board of directors modified certain equity awards previously granted to him. This modification effectively provided Mr. Folliard retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. The modification resulted in the recognition of additional share-based compensation expense of $10.9 million. In addition, the awards granted to Mr. Folliard in April 2016 effectively provided him retirement treatment, thus full expense recognition of $3.5 million occurred at the grant date.

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2016	2015	2016	2015
Net earnings	$136,645	$128,199	$474,367	$482,401

Weighted average common shares outstanding	189,200	201,291	191,431	205,760
Dilutive potential common shares:
Stock options	1,191	1,552	1,346	1,853
Stock-settled stock units and awards	427	540	462	629
Weighted average common shares and dilutive potential common shares	190,818	203,383	193,239	208,242

Basic net earnings per share	$0.72	$0.64	$2.48	$2.34
Diluted net earnings per share	$0.72	$0.63	$2.45	$2.32

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2016 and 2015, options to purchase 3,104,720 shares and 1,383,861 shares of common stock, respectively, were not included. For the nine months ended November 30, 2016 and 2015, weighted average options to purchase 3,253,237 shares and 1,195,011 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 29, 2016	$(56,470)	$(13,726)	$(70,196)
Other comprehensive income before reclassifications	—	3,936	3,936
Amounts reclassified from accumulated other comprehensive loss	744	5,381	6,125
Other comprehensive income	744	9,317	10,061
Balance as of November 30, 2016	$(55,726)	$(4,409)	$(60,135)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2016	2015	2016	2015
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$160	$212	$477	$628
CarMax Auto Finance income	10	13	28	37
Selling, general and administrative expenses	217	289	655	878
Total amortization reclassifications recognized in net pension expense	387	514	1,160	1,543
Tax expense	(140)	(192)	(416)	(576)
Amortization reclassifications recognized in net pension expense, net of tax	247	322	744	967
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	247	322	744	967

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	7,282	(3,325)	6,484	(9,596)
Tax (expense) benefit	(2,863)	1,308	(2,548)	3,775
Effective portion of changes in fair value, net of tax	4,419	(2,017)	3,936	(5,821)
Reclassifications to CarMax Auto Finance income	2,935	1,944	8,868	5,902
Tax expense	(1,154)	(764)	(3,487)	(2,321)
Reclassification of hedge losses, net of tax	1,781	1,180	5,381	3,581
Net change in cash flow hedge unrecognized losses, net of tax	6,200	(837)	9,317	(2,240)
Total other comprehensive income (loss), net of tax	$6,447	$(515)	$10,061	$(1,273)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $36.0 million as of November 30, 2016, and $42.4 million as of February 29, 2016.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2016	2015
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$8,629	$6,563
Increase in finance and capital lease obligations	$70,072	$92,001

15.    Contingent Liabilities

Litigation. On April 2, 2008, Mr. John Fowler filed a putative class action lawsuit against CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc. in the Superior Court of California, County of Los Angeles.  Subsequently, two other lawsuits, Leena Areso et al. v. CarMax Auto Superstores California, LLC and Justin Weaver v. CarMax Auto Superstores California, LLC, were consolidated as part of the Fowler case.  The allegations in the consolidated case involved wage and hour claims with respect to a putative class consisting of sales consultants, sales managers, and other hourly employees who worked for the company in California from April 2, 2004, to the present.  The court dismissed certain of the initial claims so that, by June 16, 2009, the remaining claims regarded the sales consultant putative class and were: (1) failure to provide meal breaks or compensation in lieu thereof; (2) failure to pay wages of terminated or resigned employees related to meal breaks; (3) unfair competition; and (4) claims under the California Labor Code Private Attorney General Act (the "Private Attorney General Act").  On

March 30, 2016, the remaining claims asserted by Fowler were settled for an immaterial amount. On August 30, 2016, the remaining claims asserted by Areso were settled for an immaterial amount.

CarMax entities are defendants in three additional proceedings asserting wage and hour claims with respect to CarMax sales consultants in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses, provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.7 million as of November 30, 2016, and $6.1 million as of February 29, 2016, and is included in accrued expenses and other current liabilities.

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

As of November 30, 2016, we operated 169 used car stores in 84 U.S. markets, covering 55 mid-sized markets, 23 large markets and 6 small markets.  We define mid-sized markets as those with television viewing populations generally between 600,000 and 3 million people.  As of that date, we also conducted wholesale auctions at 71 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party financing providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party financing providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 44.7% of our retail used vehicle unit sales in the first nine months of fiscal 2017.  As of November 30, 2016, CAF serviced approximately 783,000 customer accounts in its $10.41 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Nine Months Ended November 30, 2016
During the third quarter of fiscal 2017, net sales and operating revenues increased 4.4% and net earnings increased 6.6%. The 14.3% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the third quarter of fiscal 2017, we sold 156,789 used vehicles, representing 83.5% of our net sales and operating revenues and 67.1% of our gross profit.  Compared to the prior year period, used vehicle revenues grew 6.2% and used vehicle gross profits improved 8.8% in the third quarter primarily due to a 9.1% increase in total used unit sales, which included a 5.4% increase in comparable store used units.

Wholesale sales are also a significant contributor to our revenues and net income.  During the third quarter of fiscal 2017, we sold 91,973 wholesale vehicles, representing 13.2% of our net sales and operating revenues and 16.4% of our gross profit.  Compared to the prior year period, wholesale vehicle revenues fell 4.9% and wholesale vehicle gross profits declined 7.3% in the third quarter primarily due to a 2.2% reduction in unit sales and a 5.2% decrease in wholesale vehicle gross profit per unit.

During the third quarter of fiscal 2017, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.3% of our net sales and operating revenues and 16.4% of our gross profit. Compared to the prior year period, other sales and revenues increased 1.0% and other gross profit rose 27.7% in the third quarter, primarily reflecting the improvements in EPP revenues and net third-party finance fees.

Income from our CAF segment totaled $89.4 million in the third quarter of fiscal 2017, down 3.2% compared with the prior year period.  The decline in CAF income was primarily due to an increase in the provision for loan losses and a lower total interest margin percentage.

Selling, general and administrative ("SG&A") expenses increased 5.7% to $356.7 million, primarily reflecting the 12% increase in our store base since the beginning of the third quarter of fiscal 2016, as well as higher variable costs associated with our comparable store unit growth.

During the first nine months of fiscal 2017, net sales and operating revenues increased 3.3%, net earnings declined 1.7% and net earnings per share increased 5.6%. Net earnings for the first nine months of the current year were reduced by $0.04 per diluted share related to the modification of certain equity awards held by our recently retired chief executive officer.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first nine months of fiscal 2017, net cash used in operations totaled $343.1 million. This amount, combined with $935.2 million of net issuances of non-recourse notes payable, resulted in $592.1 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity, together with a $175.7 million increase in the long-term debt, was primarily used to fund the increase in CAF auto loan receivables, the 8.7 million common shares repurchased under our share repurchase program and our store growth.

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

Future Outlook
Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience in stores and online, which will require investments in our information technology infrastructure and other strategic initiatives. We also will need to continue hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms. While in any individual period conditions may vary, over the long term we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth reaches the mid-single digit range.

We are continuing the national rollout of our retail concept, and as of November 30, 2016, we had used car stores located in markets that represented approximately 69% of the U.S. population.  During the first nine months of fiscal 2017, we opened 11 stores, and during the remainder of the fiscal year, we plan to open 4 stores.  In fiscal 2018, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following November 30, 2016, see the table included in “Planned Future Activities.”

A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand. Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which has and could continue to increase the volume of late-model vehicles available at auction relative to dealer demand. This has and could continue to reduce wholesale auction prices and our vehicle acquisition costs. It could also impact CAF recovery rates.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2016	2015	Change	2016	2015	Change
Used vehicle sales	$3,090.6	$2,909.0	6.2%	$9,820.4	$9,351.8	5.0%
Wholesale vehicle sales	488.4	513.8	(4.9)%	1,616.5	1,682.2	(3.9)%
Other sales and revenues:
Extended protection plan revenues	70.2	61.6	14.0%	221.5	197.4	12.2%
Third-party finance fees, net	(9.1)	(13.6)	32.9%	(29.3)	(45.1)	35.1%
Other (1)	61.4	73.3	(16.2)%	196.0	257.5	(23.9)%
Total other sales and revenues	122.5	121.3	1.0%	388.2	409.8	(5.3)%
Total net sales and operating revenues	$3,701.5	$3,544.1	4.4%	$11,825.2	$11,443.9	3.3%

(1)
Includes service department and new vehicle sales. In the fourth quarter of fiscal 2016, we reclassified new vehicle sales to other sales and revenues and no longer separately present new vehicle sales. Prior period amounts have been revised for this presentation.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2016	2015	Change	2016	2015	Change
Used vehicles	156,789	143,673	9.1%	495,277	464,699	6.6%
Wholesale vehicles	91,973	94,066	(2.2)%	300,543	302,218	(0.6)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2016	2015	Change	2016	2015	Change
Used vehicles	$19,520	$20,094	(2.9)%	$19,640	$19,970	(1.7)%
Wholesale vehicles	$5,103	$5,243	(2.7)%	$5,165	$5,345	(3.4)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2016	2015	2016	2015
Used vehicle units	5.4%	(0.8)%	2.8%	3.0%
Used vehicle revenues	2.5%	0.0%	1.2%	2.3%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. We have relocated one used car store, which we excluded from our comparable store base effective as of the relocation date and for thirteen full months thereafter. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2016	2015	2016	2015
Used vehicle units	9.1%	3.2%	6.6%	7.3%
Used vehicle revenues	6.2%	4.1%	5.0%	6.6%

Wholesale vehicle units	(2.2)%	3.4%	(0.6)%	5.6%
Wholesale vehicle revenues	(4.9)%	6.7%	(3.9)%	8.0%

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2016	2015	2016	2015
Used car stores, beginning of period	163	151	158	144
Store openings	6	2	11	9
Used car stores, end of period	169	153	169	153

During the first nine months of fiscal 2017, we opened 11 stores, including 8 stores in 6 new markets (1 store each in Springfield, Illinois; El Paso, Texas; Bristol, Tennessee; Boise, Idaho; and Grand Rapids, Michigan; and 3 stores in San Francisco, California) and 3 stores in existing markets (Boston, Massachusetts; Philadelphia, Pennsylvania; and Daytona Beach, Florida).

Used Vehicle Sales.  The 6.2% increase in used vehicle revenues in the third quarter of fiscal 2017 resulted from the combination of a 9.1% increase in used unit sales and a 2.9% decline in average retail selling price. The increase in used unit sales included a 5.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance resulted from an increase in conversion as well as a small increase in store traffic, despite the decline in Tier 3 mix. We believe that improved execution in our stores, as well as our website redesign and related online capabilities, which have made it easier for our customers to submit leads, have contributed to our continued improvements in conversion. Tier 3 sales, which include those financed by our Tier 3 third-party finance providers and CAF's Tier 3 loan originations, fell to 10.2% of used unit sales, before the effect of 3-day payoffs, in the current year's third quarter from 13.8% in the prior year's third quarter. The decline in Tier 3 sales mix was the result of a continuation of tightened lending standards by one of our third-party Tier 3 finance providers that we experienced starting in the middle of the first quarter of the current year, and lower applicant volume within this credit tier. During fiscal 2017, we have experienced an overall improvement in the credit quality of our credit applicant mix, which contributed to the lower penetration rates for both Tier 2 and Tier 3 providers and higher penetration rates for CAF and customers arranging their own financing. Based on our analysis of industry data, we believe the shift in credit applicant mix was not unique to CarMax. For the non-Tier 3 customer base, comparable store used unit sales rose 9.8% in the third quarter of fiscal 2017.

The decline in average retail selling price reflected the net effects of lower vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and vehicle class. Generally, we pass on decreases in our vehicle acquisition costs to consumers in the form of lower selling prices. We believe the increased supply of late-model vehicles available at auction is contributing to the lower acquisition costs, which, in turn, is helping to increase the value proposition of late-model used vehicles relative to new cars.

The 5.0% increase in used vehicle revenues in the first nine months of fiscal 2017 resulted from a 6.6% increase in used unit sales combined with a 1.7% decline in average retail selling price. The increase in used unit sales included a 2.8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. Trends that influenced our used vehicle unit sales during the third quarter of fiscal 2017, including the solid improvement in conversion, a decrease in Tier 3 sales mix and the overall improvement in the credit quality of our credit applicant mix, also influenced our performance during the first nine months of fiscal 2017. Tier 3 sales mix declined to 10.5% from 14.1% in the prior year nine-month period. In addition, we experienced a decrease in overall store traffic compared with the first nine months of fiscal 2016. Historically, the Tier 3 rate of conversion of credit applications to sales has been significantly lower than that in other credit tiers. As a result, we believe a decline in Tier 3 sales mix typically represents a disproportionate decline in underlying customer traffic. For the non-Tier 3 customer base, comparable store used unit sales rose 7.1% in the first nine months of fiscal 2017. Similar to the third quarter, lower vehicle acquisition costs and shifts in the sales mix by vehicle age and class contributed to the decline in average retail selling price for the first nine months of fiscal 2017.

Wholesale Vehicle Sales.    Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and they are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold.

The 4.9% decrease in wholesale vehicle revenues in the third quarter of fiscal 2017 resulted from a 2.7% decrease in wholesale vehicle average selling price and a 2.2% decrease in wholesale unit sales.  During the current year's quarter, increases in wholesale unit volumes attributable to the growth in our store base and an improved appraisal buy rate were more than offset by a reduction in appraisal traffic. In particular, we experienced a reduced mix of 7- to 9-year old vehicles in our wholesale sales mix, which we believe resulted, at least in part, from the reduced overall industry supply of these model year vehicles due to the decline in industry new vehicle sales during the recession. This shift in mix also contributed to the decline in average selling price.

The 3.9% decrease in wholesale vehicle revenues in the first nine months of fiscal 2017 resulted from a 3.4% decrease in wholesale vehicle average selling price and a 0.6% decline in wholesale unit sales. The factors that influenced our third quarter results also contributed to the results for the nine-month period.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees, and other revenues, which are predominantly comprised of service department and new vehicle sales. We refer to the third-party finance providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to the providers to whom we pay a fee as Tier 3 providers. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers. Before the effect of 3-day payoffs, our Tier 2 providers financed 15.7% of our used vehicle units in the third quarter of fiscal 2017 compared with 16.9% in the prior year period, and they financed 16.5% of our used vehicle units in the first nine months of fiscal 2017 versus 17.4% in the first nine months of fiscal 2016.

Other sales and revenues increased 1.0% in the third quarter of fiscal 2017. New vehicle sales declined due to the disposal of two of our four new car franchises during the third quarter of fiscal 2016.  EPP revenues increased 14.0% compared with the prior year’s quarter, largely reflecting the growth in our used unit sales and pricing changes. Net third-party finance fees improved 32.9% versus the prior year's quarter primarily due to the reduced proportion of our used unit sales financed by Tier 3 finance providers.

Other sales and revenues declined 5.3% in the first nine months of fiscal 2017. Trends for the first nine months of the fiscal year were generally similar to those in the third quarter, as the decline in other sales and revenues was driven by a decrease in new vehicle sales, partially offset by a 12.2% increase in EPP revenues and a 35.1% improvement in net third-party finance fees.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with tax refund season.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2016	2015	Change	2016	2015	Change
Used vehicle gross profit	$337.8	$310.4	8.8%	$1,076.1	$1,011.2	6.4%
Wholesale vehicle gross profit	82.8	89.3	(7.3)%	277.1	295.4	(6.2)%
Other gross profit	82.5	64.6	27.7%	267.9	222.9	20.2%
Total	$503.1	$464.3	8.4%	$1,621.1	$1,529.5	6.0%

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2016		2015		2016		2015
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,155	10.9	$2,160	10.7	$2,173	11.0	$2,176	10.8
Wholesale vehicle gross profit	$900	16.9	$949	17.4	$922	17.1	$977	17.6
Other gross profit	$527	67.4	$450	53.3	$541	69.0	$480	54.4
Total gross profit	$3,209	13.6	$3,232	13.1	$3,273	13.7	$3,291	13.4

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 8.8% in the third quarter of fiscal 2017 and 6.4% in the first nine months of fiscal 2017, driven by the increases of 9.1% and 6.6%, respectively, in total used unit sales.  Despite an overall trend reported by publicly traded auto retailers in recent quarters towards lower gross profit per unit sold, our used vehicle gross profit per unit remained consistent with the corresponding prior year periods in both the third quarter and the first nine months of fiscal 2017. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit declined 7.3% in the third quarter of fiscal 2017, reflecting the combination of the 2.2% decrease in wholesale unit sales and a $49, or 5.2%, reduction in wholesale vehicle gross profit per unit. In last year's third quarter, wholesale gross profit per unit was at a record third quarter level, creating a more challenging comparison. In addition, compared with the prior year quarter, differences in the rate of depreciation relative to changes in our appraisal offers contributed to the decline in wholesale vehicle gross profit per unit.

Wholesale vehicle gross profit declined 6.2% in the first nine months of fiscal 2017, reflecting the combination of the 0.6% decline in wholesale unit volume and a $55, or 5.6%, reduction in wholesale vehicle gross profit per unit. The factors influencing the decline in wholesale vehicle gross profit per unit in the third quarter, particularly the historically high wholesale gross profit per unit we experienced during the first nine months of fiscal 2016, also contributed to the decline in the nine-month period.

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

Other gross profit rose 27.7% in the third quarter of fiscal 2017, primarily reflecting the improvements in EPP revenues and net third-party finance fees discussed above. The decrease in new vehicle sales did not significantly affect other gross profit.

Other gross profit rose 20.2% in the first nine months of fiscal 2017. Similar to the third quarter, the increase was primarily driven by improvements in EPP revenues and net third-party finance fees.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

Selling, General and Administrative ("SG&A") Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2016	2015	Change	2016	2015	Change
Compensation and benefits (1)	$182.2	$176.9	2.9%	$598.1	$559.0	7.0%
Store occupancy costs	75.8	70.1	8.1%	222.6	204.0	9.1%
Advertising expense	34.8	37.5	(6.9)%	104.1	106.0	(1.8)%
Other overhead costs (2)	63.9	53.0	20.7%	178.3	149.1	19.6%
Total SG&A expenses	$356.7	$337.5	5.7%	$1,103.1	$1,018.1	8.4%
SG&A per used vehicle unit (3)	$2,275	$2,349	$(74)	$2,227	$2,191	$36

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales.

(2)	Includes IT expenses, insurance, non-CAF bad debt, travel, preopening and relocation costs, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

The 5.7% increase in SG&A expenses in the third quarter of fiscal 2017 primarily reflected the 12% growth in our store base since the beginning of last year’s third quarter (representing the addition of 18 stores), as well as higher variable costs associated with our comparable store unit growth. Compared with the prior year's third quarter, advertising expense declined 6.9%, despite the increase in our store base, as the prior year period included costs related to a new advertising campaign. The $10.9 million, or 20.7% increase in other overhead costs largely reflected increased spending related to strategic initiatives.

SG&A expenses increased 8.4% in the first nine months of fiscal 2017. The increase primarily reflected the 17% growth in our store base, from 144 used car stores as of the beginning of fiscal 2016 to 169 stores as of November 30, 2016, and a $24.1 million increase in share-based compensation expense, partially offset by an $11.7 million reduction in the accrual for the company's incentive pay. The fiscal 2017 share-based compensation expense included a $10.9 million adjustment related to a modification by the board of directors in the second quarter of certain equity awards previously granted to our recently retired chief executive officer, Thomas J. Folliard. As a result of the modification, Mr. Folliard was effectively provided retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. However, the vesting of the awards was not accelerated on his retirement and no changes were made to the full-term expiration dates or the strike prices of the awards. The remainder of the increase in share-based compensation expense was largely related to cash-settled restricted stock units. The expense associated with these units is primarily influenced by the change in the company's stock price occurring during the relevant quarters. The $29.2 million, or 19.6% increase in other overhead costs largely reflected increased spending related to strategic initiatives.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $15.1 million in the third quarter of fiscal 2017, from $10.0 million in the third quarter of fiscal 2016. The increase reflected the combination of planned higher outstanding debt levels in fiscal 2017 as part of our capital structure strategy, as well as growth in our finance and capital lease obligations. See “Financial Condition – Liquidity and Capital Resources” for further discussion. During fiscal 2017, we sold $500 million of senior unsecured notes, due in 2023, 2026 and 2028, to investors in a private placement.

Interest expense rose to $40.1 million in the first nine months of fiscal 2017, from $24.6 million in the prior year period. Similar to the third quarter, the increase reflected the combined effects of planned higher outstanding debt levels and growth in our finance and capital lease obligations.

Income Taxes.    The effective income tax rate was 37.8% in the third quarter and 37.9% in the first nine months of fiscal 2017 versus 38.4% and 38.5%, respectively, in the corresponding periods of fiscal 2016.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$192.7	7.5	$172.3	7.4	$567.0	7.5	$507.0	7.5
Interest expense	(44.1)	(1.7)	(33.0)	(1.4)	(125.3)	(1.7)	(91.9)	(1.4)
Total interest margin	$148.6	5.8	$139.3	6.0	$441.7	5.9	$415.1	6.2
Provision for loan losses	$(41.9)	(1.6)	$(30.9)	(1.3)	$(104.2)	(1.4)	$(70.2)	(1.0)
CarMax Auto Finance income	$89.4	3.5	$92.3	4.0	$286.1	3.8	$299.7	4.5

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2016	2015	2016	2015
Net loans originated (in millions)	$1,339.1	$1,224.0	$4,217.7	$3,912.1
Vehicle units financed	70,513	62,251	221,495	200,347
Penetration rate (2)	45.0%	43.3%	44.7%	43.1%
Weighted average contract rate	7.3%	7.3%	7.4%	7.3%
Weighted average credit score (3)	707	704	705	702
Weighted average loan-to-value (LTV) (4)	95.5%	94.8%	95.0%	94.7%
Weighted average term (in months)	65.8	66.0	65.8	65.9

(1)	All information relates to loans originated net of 3-day payoffs and vehicle returns.

(2)	Vehicle units financed as a percentage of total used units sold.

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

(4)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2016	2015	2016	2015
Total ending managed receivables	$10,407.7	$9,371.5	$10,407.7	$9,371.5
Total average managed receivables	$10,297.8	$9,261.4	$10,030.9	$8,973.3
Allowance for loan losses (1)	$114.8	$90.9	$114.8	$90.9
Allowance for loan losses as a percentage of ending managed receivables	1.10%	0.97%	1.10%	0.97%
Net credit losses on managed receivables	$36.8	$27.8	$84.3	$61.0
Annualized net credit losses as a percentage of total average managed receivables	1.43%	1.20%	1.12%	0.91%
Past due accounts as a percentage of ending managed receivables	3.46%	3.24%	3.46%	3.24%
Average recovery rate (2)	46.2%	49.7%	48.2%	52.0%

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

CAF income declined 3.2% in the third quarter of fiscal 2017 and 4.5% in the first nine months of the year. The decline was due to an increase in the provision for loan losses and a lower total interest margin percentage, partially offset by the increase in average managed receivables. Average managed receivables grew 11.2% in the third quarter and 11.8% in the first nine months of fiscal 2017 driven by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2017 resulted from our used vehicle sales growth and an increase in CAF's penetration rate that was caused by the increased mix of credit applications from customers at the higher end of the credit spectrum.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.8% in third quarter and 5.9% in the first nine months of fiscal 2017 from 6.0% and 6.2%, respectively, in the corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time.  Rising interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates could result in further compression in the interest margin on new originations.

The provision for loan losses rose to $41.9 million in the third quarter and $104.2 million in the first nine months of fiscal 2017, from $30.9 million and $70.2 million, respectively, in the corresponding prior year periods due to the combined effects of: unfavorable loss experience in fiscal 2017; favorable loss experience in the first quarter of fiscal 2016, which reduced last year's provision; and the growth in managed receivables. While the higher loss rates were primarily due to an increase in charge-offs, lower recovery rates also contributed to the unfavorable loss experience in fiscal 2017, which we believe reflects conditions impacting our industry as a whole. The increase in the allowance for loan losses as a percentage of ending managed receivables reflected the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. As of November 30, 2016, $117.2 million in CAF Tier 3 receivables were outstanding.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2016 and 2015, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances. During fiscal 2017, we entered into a new $100 million warehouse facility that is being used to fund a portion of CAF’s Tier 3 loan origination activity. Previously, these loans had been funded separately from the remainder of CAF’s portfolio using existing working capital.

PLANNED FUTURE ACTIVITIES

In fiscal 2017, we plan to open 15 stores. In fiscal 2018, we plan to open between 13 and 16 stores. We currently estimate capital expenditures will total approximately $450 million in fiscal 2017 versus $332 million in fiscal 2016. The increase in planned capital spending primarily reflects the expected timing of land acquisitions and construction activity.

We currently plan to open the following stores within 12 months from November 30, 2016:

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Market Status	Planned Opening Date
Palmdale, California	Los Angeles	Existing	Q4 Fiscal 2017
Murrieta, California	Los Angeles	Existing	Q4 Fiscal 2017
Mobile, Alabama	Mobile/Pensacola	New	Q4 Fiscal 2017
Albany, New York	Albany	New	Q4 Fiscal 2017
Puyallup, Washington	Seattle/Tacoma	New	Q1 Fiscal 2018
Lynnwood, Washington	Seattle/Tacoma	Existing	Q1 Fiscal 2018
Pensacola, Florida	Mobile/Pensacola	Existing	Q1 Fiscal 2018
Waterbury, Connecticut	Hartford/New Haven	Existing	Q2 Fiscal 2018
San Jose, California	San Francisco/Oakland/San Jose	Existing	Q2 Fiscal 2018
Salisbury, Maryland	Salisbury	New	Q2 Fiscal 2018
Langhorne, Pennsylvania	Philadelphia	Existing	Q3 Fiscal 2018
Tyler, Texas	Tyler/Longview	New	Q3 Fiscal 2018
Las Vegas, Nevada	Las Vegas	Existing	Q3 Fiscal 2018
Colma, California	San Francisco/Oakland/San Jose	Existing	Q3 Fiscal 2018
Renton, Washington	Seattle/Tacoma	Existing	Q3 Fiscal 2018

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

Operating Activities.  During the first nine months of fiscal 2017, net cash used in operating activities totaled $343.1 million, compared with $381.6 million in the prior year period.  The net cash used in operating activities included increases in auto loan receivables of $900.7 million in the current year period and $953.0 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.

As of November 30, 2016, total inventory was $2.17 billion, representing an increase of $238.1 million, or 12.3%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected the addition of inventory to support store openings and our comparable store sales growth in fiscal 2017, net of a decline in the average carrying cost of inventory due to changes in acquisition costs and vehicle mix. In addition, we typically build inventories in the late fall in order to take advantage of seasonal sales opportunities in the fourth quarter.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Nine Months Ended November 30
(In millions)	2016	2015
Net cash used in operating activities	$(343.1)	$(381.6)
Add: Net issuances of non-recourse notes payable (1)	935.2	865.3
Adjusted net cash provided by operating activities	$592.1	$483.7

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first nine months of the current fiscal year increased compared to the prior year period primarily due to the timing of payments related to operating payables and an increase in net income when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. This was partially offset by the impact of the change in inventory during the current fiscal year. In addition, the increase in net issuances of non-recourse notes payable was primarily attributable to the new warehouse facility being used to fund certain of CAF’s Tier 3 loans. In the prior fiscal year, all of CAF's Tier 3 loans were funded through the use of existing working capital.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $338.2 million in fiscal 2017 compared with $274.6 million in fiscal 2016.  Capital expenditures were $315.5 million in the current year period versus $240.8 million in the prior year period.  Capital expenditures primarily include real estate acquisitions for planned future store openings, store construction costs and store remodeling costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The increase in capital expenditures in the current year period largely reflected timing changes in the purchases of land and related construction activity for future stores.

As of November 30, 2016, 95 of our 169 used car stores were located on owned sites and 74 were located on leased sites, including 18 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $667.7 million in fiscal 2017 compared with $661.9 million in fiscal 2016.  Included in these amounts were net increases in total non-recourse notes payable of $935.2 million and $865.3 million, respectively, which were used to provide the financing for the majority of the increases of $900.7 million and $953.0 million, respectively, in auto loan receivables (see "Operating Activities").

During the first nine months of fiscal 2017, we sold $500 million of senior unsecured notes in a private placement, and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. Net cash provided by financing activities was reduced by stock repurchases of $464.4 million in the first nine months of fiscal 2017 compared with $816.2 million in the first nine months of fiscal 2016.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30	As of February 29
(In thousands)	2016	2016
Borrowings under revolving credit facility	$91,580	$415,428
Other long-term debt	800,000	300,000
Finance and capital lease obligations	477,531	414,654
Non-recourse notes payable	10,462,947	9,527,750
Total debt (1)	$11,832,058	$10,657,832
Cash and cash equivalents	$23,713	$37,394

(1)	Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

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

CAF auto loan receivables are primarily funded through securitization transactions.  Our securitizations are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our securitization vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the securitized receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these securitization vehicles. Loans originated in the CAF Tier 3 loan origination program are primarily being funded through a $100 million warehouse facility, as well as the use of existing working capital.

The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the securitized auto loan receivables. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of November 30, 2016, $8.79 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through April 2023, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2017, we completed three term securitizations, funding a total of $3.73 billion of auto loan receivables.

As of November 30, 2016, $1.68 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  In fiscal 2017, we increased the combined limit of our warehouse facilities by $300 million. As of November 30, 2016, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.12 billion.  Of the combined warehouse facility limit, $1.50 billion will expire in February 2017 and $1.30 billion will expire in August 2017.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2016, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.69 billion was available for repurchase under the board's outstanding authorization, which includes an additional $750 million authorized during the second quarter of fiscal 2017. Also during fiscal 2017, the board removed the expiration date of the outstanding repurchase authorizations. See Note 11 for more information on share repurchase activity.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At its request, we have provided the Orange County, California District Attorney’s office with documents and information related to the handling, storage and disposal of certain types of hazardous waste at our Orange County store locations. We have an ongoing dialogue with the Orange County District Attorney’s office regarding these matters and, as part of these discussions, on December 1, 2016 they informed us that they had communicated the status of their informal inquiry to the environmental offices of nine other California counties. Based upon our evaluation of information currently available, we believe that the ultimate resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2017.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2016	763,047	$55.60	763,047	$1,847,774,134
October 1 - 31, 2016	2,033,661	$51.44	2,033,661	$1,743,171,647
November 1 - 30, 2016	983,759	$52.53	983,759	$1,691,497,105
Total	3,780,467		3,780,467

Item 5.     Other Information

On January 3, 2017, we entered into a severance agreement with each of Thomas W. Reedy, Executive Vice President and Chief Financial Officer; William C. Wood, Jr., Executive Vice President and Chief Operating Officer; and Edwin J. Hill, Executive Vice President, Strategy and Business Transformation (the “Severance Agreements”). These Severance Agreements replace the previously outstanding severance agreements with each of these executive officers, with revisions to reflect each executive officer’s current title and salary as well as to address each officer’s rights as a potential whistleblower. None of the Severance Agreements provide a guaranteed term of employment.

Under the terms of the Severance Agreements, the Compensation and Personnel Committee (the “Committee”) of our Board of Directors establishes and approves each executive officer’s annual base salary, which cannot be less than the minimum base salary set forth in each Severance Agreement unless across-the-board reductions in salary are implemented for all of our senior officers. Additionally, the Committee approves the performance measures and payment amounts that determine each executive officer’s annual incentive bonus under our bonus plan.

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

10.2	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and Thomas W. Reedy, filed herewith.

10.3	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and William C. Wood, Jr., filed herewith.

10.4	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and Edwin J. Hill, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 6, 2017

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

10.2	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and Thomas W. Reedy, filed herewith.

10.3	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and William C. Wood, Jr., filed herewith.

10.4	CarMax, Inc. Severance Agreement, dated as of January 3, 2017, between CarMax. Inc. and Edwin J. Hill, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document