Form 10-K
period 2017-02-28
CARMAX INC
filed 2017-04-21
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2017
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2016, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $11,264,113,181.
On March 31, 2017, there were 185,701,670 outstanding shares of CarMax, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CarMax, Inc. Notice of 2017 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2017

PART I
In this document, “we,” “our,” “us,” “CarMax” and “the company” refer to CarMax, Inc. and its wholly owned subsidiaries, unless the context requires otherwise.
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We disclaim any intent or obligation to update any forward-looking statements made in this report.

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  By focusing on customer service, associate development and efficient execution, we are the nation’s largest retailer of used cars, selling 671,294 used vehicles at retail during the fiscal year ended February 28, 2017.  In addition, we are one of the nation’s largest operators of wholesale vehicle auctions and one of the nation’s largest providers of used vehicle financing.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2017, we operated 173 used car stores in 86 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
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
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every used vehicle we sell with a 5-day, money-back guarantee and at least a 30-day limited warranty. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory of more than 65,000 vehicles as of February 28, 2017, available for viewing on carmax.com, as well as our mobile apps.  Upon request by a customer, we will transfer virtually any used vehicle in this inventory to a local store.  This allows a single CarMax store to offer access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2017, approximately 30% of our vehicles sold were transferred at customer request.
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

Based on age, mileage or condition, fewer than half of the vehicles acquired through our in-store appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.    As of February 28, 2017, we conducted wholesale auctions at 72 of our 173 stores.  During fiscal 2017, we sold 391,686 wholesale vehicles through these on-site auctions with an average auction sales rate of approximately 95%.
Financing a Vehicle:
The availability of on-the-spot financing is a critical component of the vehicle purchase process, and having an array of finance sources increases approvals, expands finance opportunities for our customers and mitigates risk to CarMax.  Our finance program provides access to credit for customers across a wide range of the credit spectrum through both CAF and third-party providers.  We believe that our processes and systems, transparency of pricing, and vehicle quality, as well as the integrity of the information collected at the time the customer applies for credit, allow CAF and our third-party providers to make underwriting decisions in a unique and advantageous environment distinct from the traditional auto retail environment.  All finance offers, whether from CAF or our third-party providers, are backed by a 3-day payoff option, which allows customers to refinance their loan with another finance provider within three business days at no charge.
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2017, approximately 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 20% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide customers with a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 44.2% of our retail used vehicle unit sales in fiscal 2017.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.  As of February 28, 2017, CAF serviced approximately 808,000 customer accounts in its $10.68 billion portfolio of managed receivables.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. According to industry sources, as of December 31, 2016, there were approximately 18,000 franchised dealers in the U.S., who we consider to be our primary retail competitors, as they sell the majority of late-model used vehicles.  Competition in our industry is increasingly affected by the use of internet-based marketing and other internet-based tools for both consumers and the dealers with whom we compete.
Based on industry data, there were approximately 40 million used cars sold in the U.S. in calendar 2016, of which approximately 23 million were estimated to be 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2016, we estimate we sold approximately 4.4% of the age 0- to 10-year old vehicles sold in the television markets in which we operate. Our market share is generally the highest in markets in which we have been established for many years. Entering large new markets likely will have a dampening effect on our market share given that our initial market share in large markets is generally much lower than our average. On a nationwide basis, we estimate we sold less than 3% of the age 0- to 10-year old vehicles sold in calendar year 2016.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available on site and via carmax.com and our mobile apps; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
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
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2016.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles generally range in price from $11,000 to $34,000.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market availability.
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

Extended Protection Plans.  At the time of sale, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.
Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process designed to make sure every car meets our internal standards before it can become a CarMax Quality Certified vehicle.  This process includes an inspection of the engine and all major systems.  Based on this inspection, we determine the reconditioning necessary to bring the vehicle up to our internal quality standards.  Many of our stores depend upon nearby, typically larger, CarMax stores for reconditioning, which increases efficiency and reduces overhead.  We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, including but not limited to services related to manufacturer’s warranties, we engage third parties specializing in those services. CarMax does not have manufacturer authorization to complete recall-related repairs, and some vehicles CarMax sells may have unrepaired safety recalls. However, we review any unrepaired safety recall information, as reported by the National Highway Traffic Safety Administration, with our used vehicle customers before purchase.
In addition, all CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2017, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Exeter Finance Corp., Santander Consumer USA, Wells Fargo Dealer Services and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged with third-party providers, and we periodically test additional third-party providers.

Credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 3 provider.
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
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 265 million light vehicles in operation in the U.S. as of December 31, 2016.  During calendar year 2016, over 17 million new cars and approximately 40 million used cars were sold at retail, many of which were accompanied by trade-ins, and more than 11 million vehicles were sold at wholesale auctions.
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
Systems
Our stores are supported by proprietary information systems that improve the customer experience while providing highly integrated automation of all operating functions, including our credit processing information system.  Our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.
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
Marketing and Advertising
Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  These strategies are implemented through a broad range of media types.  Our website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to conduct part of the shopping and sales process online.  Our website and mobile apps also include a variety of other customer service features, including the ability to initiate vehicle transfers, schedule appointments and apply for financing pre-approval.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Our survey data indicates that during fiscal 2017, approximately 90% of customers who purchased a vehicle from us had first visited us online.
Associates
On February 28, 2017, we had a total of 24,344 full- and part-time associates, including 17,680 hourly and salaried associates and 6,664 sales associates, who predominantly worked on a commission basis.  We employ additional associates during peak selling seasons.  We believe we have created a unique corporate culture and maintain good employee relations.  No associate is subject to a collective bargaining agreement.  We focus on developing our associates and providing them with the information and resources they need to offer exceptional customer service and have been recognized for the success of our efforts by a number of external organizations.
Intellectual Property
Our brand image is a critical element of our business strategy.  Our principal trademarks, including CarMax and the related family of marks, have been registered with the U.S. Patent and Trademark Office.

Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, including dealer, service, sales and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including advertising, sales, financing and employment practices.  These laws include consumer protection laws and privacy laws, as well as other laws and regulations applicable to new and used motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws. Our activities are subject to enforcement by the Federal Trade Commission and other federal and state regulators, and our financing activities are also subject to enforcement by the Consumer Financial Protection Bureau (“CFPB”).
In August 2015, the CFPB’s supervisory authority over large nonbank auto finance companies, including CarMax’s CAF segment, became effective.  The CFPB can use this authority to conduct supervisory examinations of nonbank auto finance companies, including CarMax’s CAF segment, to ensure compliance with various federal consumer protection laws.
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
AVAILABILITY OF REPORTS AND OTHER INFORMATION

The following items are available free of charge on our website through the “Corporate Governance” link on our investor information home page at investors.carmax.com, shortly after we file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, and the charters of the Audit, Nominating and Governance, and Compensation and Personnel Committees.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct on our website.  The contents of our website are not, however, part of this report.

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
We operate in a highly competitive industry.  Failure to develop and execute strategies to remain the nation’s preferred retailer of used vehicles and to adapt to the increasing use of the internet to market, buy, sell and finance used vehicles could adversely affect our business, sales and results of operations.

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
Retail Competition.  Some of our competitors have announced plans for rapid expansion, including into markets with CarMax locations, and some of them have begun to execute those plans.  Some of our competitors have also replicated or attempted to replicate portions of the consumer offer that we pioneered when we opened our first used car store in 1993, including our use of low, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us. If we fail to respond effectively to our retail competitors, it could have a material adverse effect on our business, sales and results of operations.
Online Sales and Facilitation.  The increasing use of the internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  Emerging competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our current business model. The online availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. In addition, our competitive standing is affected by companies, including search engines and online classified sites, that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax to otherwise market its vehicles online.
The increasing use of the internet to facilitate consumers’ sales or trade-ins of their current vehicles could have a material adverse effect on our ability to source vehicles through our appraisal process, which in turn could have a material adverse effect on our vehicle acquisition costs and results of operations.  For example, certain websites provide online appraisal tools to consumers that generate offers and facilitate purchases by dealers other than CarMax.
In addition to the direct competition and increasing use of the internet described above, there are companies that sell software and data solutions to new and used car dealers to enable those dealers to, among other things, more efficiently source and price inventory.  Although these companies do not compete with CarMax, the increasing use of such products by dealers who compete with CarMax could reduce the relative competitive advantage of CarMax’s internally developed proprietary systems.
If we fail to respond effectively to competitive pressures or to changes in the used vehicle marketplace, it could have a material adverse effect on our business, sales and results of operations.
CAF Competition.  Our CAF segment is subject to competition from various financial institutions, including banks and credit unions, which provide vehicle financing to consumers.  If we were unable to continue providing competitive finance offers to our customers through CAF, it could result in a greater percentage of sales financed through our third-party finance providers, which are generally less profitable to CarMax, or through other outside financing sources.  Moreover, if CAF competitors are able to attract potential customers before they visit CarMax, whether through competitive finance offers or ease of customer experience, they may be directed to retail options other than CarMax.  Accordingly, if CAF was unable to continue making competitive finance offers to our customers, or our finance competitors are able to successfully attract and redirect a disproportionate number of our potential customers, it could have a material adverse effect on our business, sales and results of operations.
Evolving Marketplace.  The marketplace for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry. Technological changes, including the development of autonomous vehicles, new products and services, new business models and new methods of travel could reduce automotive retail demand or disrupt our current business model. If we fail to respond effectively to the evolving marketplace, it could have a material adverse effect on our business, sales and results of operations.

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
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as acts of terrorism.  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, on demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in lower sales, decreased margins on units sold, and decreased profits for our CAF segment. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.

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
Changes in the availability or cost of capital and working capital financing, including the long-term financing to support our geographic expansion, could adversely affect sales, operating strategies and store growth.  Although, in recent years, internally generated cash flows have been sufficient to fund geographic expansion, there can be no assurance that we will continue to generate cash flows sufficient to fund growth.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our geographic expansion.
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
Our revolving credit facility, term loan, senior unsecured notes and certain securitization and sale-leaseback agreements contain covenants and performance triggers.  Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.

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
Our success depends upon the continued contributions of our more than 24,000 associates.

Our associates are the driving force behind our success.  We believe that one of the things that sets CarMax apart is a culture centered on valuing all associates.  In addition, our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. Our failure to maintain this culture or to continue recruiting, developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.  Our ability to recruit associates while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, our growth plans, changes in employment legislation, and competition for qualified employees in the industry and regions in which we operate and for qualified service technicians in particular.  Our ability to recruit associates while controlling related costs is also subject to our ability to maintain positive associate relations.  If we are unable to do so, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

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
We may experience greater credit losses in CAF’s portfolio of auto loan receivables than anticipated.
We are exposed to the risk that our customers who finance their purchases through CAF will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in CAF’s business and could have a material adverse effect on our results of operations.
We make various assumptions and judgments about CAF’s portfolio of auto loan receivables and provide an allowance for loan losses based on a number of factors. Although management will establish an allowance for loan losses it believes is appropriate, this allowance may not be adequate. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on third-party finance providers to finance a significant portion of our customers’ vehicle purchases.  Accordingly, our sales and results of operations are partially dependent on the actions of these third parties.

We provide financing to qualified customers through CAF and a number of third-party finance providers.  If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations.  Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

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
Changes in federal labor policy could lead to increased unionization efforts, which could increase labor costs, disrupt store operations, and have a material adverse effect on our business, sales and results of operations.
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
Our growth is dependent both on opening stores in new and existing markets and continued sales growth in our existing stores. The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our new store growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth in our existing stores requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 24,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

If we are forced to curtail or stop new store growth or the implementation of our customer experience initiatives, it could have a material adverse effect on our business, sales and results of operations.
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
We are subject to various legal proceedings.  If the outcomes of these proceedings are adverse to CarMax, it could have a material adverse effect on our business, results of operations and financial condition.
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
Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs, could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
We rely on third-party vendors for key components of our business.
Many components of our business, including data management, key operational processes, and critical customer systems are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. The use of third-party vendors represents an unavoidable inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.
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
The occurrence of severe weather events, such as rain, hail, snow, wind, storms, hurricanes, extended periods of unusually cold weather or natural disasters, could cause store closures or affect the timing of consumer demand, either of which could adversely affect consumer traffic and could have a material adverse effect on our sales and results of operations in a given period.
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
Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
We generally conduct our retail vehicle operations in two formats – production and non-production stores.  Production stores are those locations at which vehicle reconditioning is performed.  Production stores have more service bays and require additional space for reconditioning activities and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production store on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some stores that are constructed to accommodate reconditioning activities may initially be operated as non-production stores until we expand our presence in that market.  As of February 28, 2017, we operated 89 production stores and 84 non-production stores.  Production stores are generally on 10 to 25 acres, but a few range from 25 to 35 acres, and non-production stores are generally on 4 to 12 acres. We also have small format production and non-production stores, which are generally targeted to operate in Metropolitan Statistical Areas (“MSAs”) of less than 600,000 people. These stores generally have a smaller footprint compared with our other stores.
As of February 28, 2017, we operated 72 wholesale auctions, most of which were located at production stores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.
USED CAR STORES AS OF FEBRUARY 28, 2017

State	Count	State	Count
Alabama	4	Missouri	3
Arizona	3	Nebraska	1
California	23	Nevada	3
Colorado	5	New Jersey	2
Connecticut	2	New Mexico	1
Delaware	1	New York	2
Florida	16	North Carolina	9
Georgia	9	Ohio	5
Idaho	1	Oklahoma	2
Illinois	9	Oregon	2
Indiana	2	Pennsylvania	3
Iowa	1	Rhode Island	1
Kansas	2	South Carolina	3
Kentucky	2	Tennessee	8
Louisiana	1	Texas	16
Maryland	6	Utah	1
Massachusetts	4	Virginia	10
Michigan	1	Washington	1
Minnesota	2	Wisconsin	4
Mississippi	2	Total	173

Of the 173 used car stores open as of February 28, 2017, 99 were located on owned sites and 74 were located on leased sites. The leases are classified as follows:

Land-only leases	18
Land and building leases	56
Total leased sites	74
As of February 28, 2017, we leased our CAF office buildings in Atlanta, Georgia and other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia, and land associated with planned future store openings.

Expansion
Since opening our first used car store in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2017, we operated in 86 U.S. television markets, which covered approximately 70% of the U.S. population.  We believe that further geographic expansion and additional fill-in opportunities in existing markets will provide a foundation for future sales and earnings growth.  In fiscal 2018, we plan to open 15 stores. In fiscal 2019, we plan to open between 13 and 16 stores.

For additional details on our future expansion plans, see “PLANNED FUTURE ACTIVITIES,” included in Part II, Item 7 of this Form 10-K.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
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
Item 4.  Mine Safety Disclosures.
None.
EXECUTIVE OFFICERS OF THE COMPANY

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2017.

Name	Age	Office
William D. Nash………………………..….……...........	47	President, Chief Executive Officer and Director
Thomas W. Reedy……………………….…..….............	53	Executive Vice President and Chief Financial Officer
William C. Wood, Jr.……………….……..…….............	50	Executive Vice President and Chief Operating Officer
Edwin J. Hill……………………....……………............	57	Executive Vice President, Strategy and Business Transformation
Eric M. Margolin………………….……..………..........	64	Executive Vice President, General Counsel and Corporate Secretary
Diane L. Cafritz……………………....…………….......	46	Senior Vice President and Chief Human Resources Officer
Jon G. Daniels………………….……..…………...........	45	Senior Vice President, CarMax Auto Finance
James Lyski………………….……..……………..........	54	Senior Vice President and Chief Marketing Officer
Shamim Mohammad………………….……..…...….....	48	Senior Vice President and Chief Information Officer

Mr. Nash joined CarMax in 1997 as auction manager.  In 2007, he was promoted to vice president and later, senior vice president of merchandising, a position he held until 2011, when he was named senior vice president, human resources and administrative services.  In 2012, he was promoted to executive vice president, human resources and administrative services.  In February 2016, he was promoted to president, and in September 2016, he was promoted to chief executive officer and named to the board of directors. Prior to joining CarMax, Mr. Nash worked at Circuit City.
Mr. Reedy joined CarMax in 2003 as its vice president and treasurer and, in January 2010, was promoted to senior vice president, finance.  In October 2010, Mr. Reedy was promoted to senior vice president and chief financial officer.  In 2012, he was promoted to executive vice president and chief financial officer.  Prior to joining CarMax, Mr. Reedy was vice president, corporate development and treasurer of Gateway, Inc., a technology retail company.
Mr. Wood joined CarMax in 1993 as a buyer-in-training.  He has served as buyer, purchasing manager, district manager, regional director and director of buyer development.  He was promoted to vice president, merchandising in 1998, vice president of sales operations in 2007, senior vice president, sales in 2010, senior vice president, stores in 2011 and executive vice president, stores in 2012.  In 2016, he was promoted to executive vice president and chief operating officer. Prior to joining CarMax, Mr. Wood worked at Circuit City.
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
Mr. Margolin joined CarMax in 2007 as senior vice president, general counsel and corporate secretary.  In 2016, Mr. Margolin was promoted to executive vice president, general counsel and corporate secretary. Prior to joining CarMax, he was senior vice president, general counsel and corporate secretary with Advance Auto Parts, Inc. and, before that, vice president, general counsel and corporate secretary with Tire Kingdom, Inc.
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  During her tenure in the CarMax legal department, Ms. Cafritz managed commercial and consumer litigation, was responsible for operational regulatory guidance and led CarMax’s government affairs program. In 2017, Ms. Cafritz was named senior vice president and chief human resources officer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery.
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

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2017, there were 186,548,602 shares of CarMax common stock outstanding and we had approximately 3,600 shareholders of record.  As of that date, there were no preferred shares outstanding.
The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2017
High	$55.99	$60.53	$60.81	$69.11
Low	$46.09	$45.06	$47.50	$57.76

Fiscal 2016
High	$75.40	$73.76	$62.96	$60.00
Low	$61.98	$55.27	$53.46	$41.25
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to fund our existing operations, capital expenditures and share repurchase program.

During the fourth quarter of fiscal 2017, we sold no CarMax equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2017.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2016	411,230	$62.12	411,230	$1,665,951,637
January 1-31, 2017	573,590	$66.57	573,590	$1,627,765,340
February 1-28, 2017	562,450	$66.49	562,450	$1,590,365,271
Total	1,547,270		1,547,270

(1)
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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 29, 2012, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2012	2013	2014	2015	2016	2017
CarMax	$100.00	$125.15	$157.80	$218.67	$150.73	$210.30
S&P 500 Index	$100.00	$113.46	$142.25	$164.30	$154.13	$192.63
S&P 500 Retailing Index	$100.00	$122.98	$165.20	$199.87	$214.35	$259.40

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY17	FY16	FY15	FY14	FY13
Income statement information
Used vehicle sales	$13,270.7	$12,439.4	$11,674.5	$10,306.3	$8,747.0
Wholesale vehicle sales	2,082.5	2,188.3	2,049.1	1,823.4	1,759.6
Net sales and operating revenues	15,875.1	15,149.7	14,268.7	12,574.3	10,962.8
Gross profit	2,183.3	2,018.8	1,887.5	1,648.7	1,464.4
CarMax Auto Finance income	369.0	392.0	367.3	336.2	299.3
Selling, general and administrative expenses	1,488.5	1,351.9	1,257.7	1,155.2	1,031.0
Interest expense	56.4	36.4	24.5	30.8	32.4
Net earnings	627.0	623.4	597.4	492.6	434.3
Share and per share information
Weighted average diluted shares outstanding	192.2	205.5	218.7	227.6	231.8
Diluted net earnings per share	$3.26	$3.03	$2.73	$2.16	$1.87
Balance sheet information (1)
Auto loan receivables, net	$10,596.1	$9,536.9	$8,435.5	$7,147.8	$5,895.9
Total assets	16,279.4	14,459.9	13,177.6	11,688.5	9,874.5
Total current liabilities	1,105.8	1,005.2	997.2	875.5	684.2
Total notes payable and other debt:
Non-recourse notes payable	10,720.9	9,507.2	8,451.1	7,229.8	5,840.9
Other debt	1,448.8	1,129.0	637.5	334.9	354.0
Unit sales information
Used vehicle units sold	671,294	619,936	582,282	526,929	447,728
Wholesale vehicle units sold	391,686	394,437	376,186	342,576	324,779
Per unit information
Used vehicle gross profit	$2,163	$2,159	$2,179	$2,171	$2,170
Wholesale vehicle gross profit	926	984	970	916	949
SG&A per used unit	2,217	2,181	2,160	2,192	2,303
Percent changes in
Comparable store used vehicle unit sales	4.3%	2.4%	4.4%	12.2%	5.4%
Total used vehicle unit sales	8.3	6.5	10.5	17.7	9.7
Wholesale vehicle unit sales	(0.7)	4.9	9.8	5.5	2.6
CarMax Auto Finance information
CAF total interest margin (2)	5.8%	6.1%	6.5%	6.9%	7.4%
Other information
Used car stores	173	158	144	131	118
Associates	24,344	22,429	22,064	20,171	18,111

(1)
In connection with our adoption of Financial Accounting Standards Board (“FASB”) ASU 2015-3 in fiscal 2017, debt issuance costs, with the exception of those related to our revolving credit facility, have been reclassified from other assets to a reduction of the carrying amount of the related debt liability. Prior year amounts have been reclassified to conform to the current period’s presentation.

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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our website and related mobile apps are tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to conduct part of the shopping and sales process online.
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
As of February 28, 2017, we operated 173 used car stores in 86 U.S. television markets. As of that date, we also conducted wholesale auctions at 72 used car stores and we operated 2 new car franchises.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 44.2% of our retail used vehicle unit sales in fiscal 2017.  As of February 28, 2017, CAF serviced approximately 808,000 customer accounts in its $10.68 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.
Revenues and Profitability
During fiscal 2017, net sales and operating revenues increased 4.8% and net earnings increased 0.6%. The 7.6% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.
Our primary source of revenue and net income is the retail sale of used vehicles.  During fiscal 2017, we sold 671,294 used cars, representing 83.6% of our net sales and operating revenues and 66.5% of our gross profit.  Used vehicle revenues grew 6.7% and used vehicle gross profits improved 8.4%, primarily due to an 8.3% increase in total used unit sales, which included a 4.3% increase in comparable store used units.
Wholesale sales are also a significant contributor to our revenues and net income.  During fiscal 2017, we sold 391,686 wholesale vehicles, representing 13.1% of our net sales and operating revenues and 16.6% of our gross profit.  Wholesale vehicle revenues decreased 4.8% and wholesale vehicle gross profits decreased 6.6% due to the combination of a 0.7% decrease in unit sales and a 5.9% decrease in wholesale vehicle gross profit per unit.
During fiscal 2017, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new car sales, represented 3.3% of our net sales and operating revenues and 16.9% of our gross profit.  Other sales and revenues remained consistent with fiscal 2016, despite the disposal of two of our four new car franchises in fiscal 2016, and other gross profit rose 26.3%, primarily reflecting improvements in EPP revenues and net third-party finance fees.
Income from our CAF segment totaled $369.0 million in fiscal 2017, down 5.9% compared with fiscal 2016.  The decline in CAF income was primarily due to an increase in the provision for loan losses and a lower total interest margin percentage.
During fiscal 2017, selling, general and administrative (“SG&A”) expenses increased 10.1% to $1.49 billion, primarily reflecting the 9% increase in our store base since the beginning of fiscal 2017, as well as an increase in share-based compensation and spending related to strategic initiatives.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During fiscal 2017, net cash used in operations totaled $468.1 million. This amount, combined with $1.21 billion of net issuances of non-recourse notes payable, resulted in $746.6 million of adjusted net cash provided by operating activities, a non-GAAP measure. This liquidity, together with a $240.0 million increase in long-term debt, was primarily used to fund the 10.3 million common shares repurchased under our share repurchase program, our store growth and the increase in CAF auto loan receivables.
When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been funded with non-recourse notes payable, which are separately reflected as cash provided by financing activities. For a reconciliation of adjusted net cash provided by operating activities to net cash used in operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”
Future Outlook
Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience in stores and online, which will require investments in our information technology infrastructure and other strategic initiatives. We also will need to continue hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms. While in any individual period conditions may vary, over the long term we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range.
We are continuing the national rollout of our retail concept, and as of February 28, 2017, we had used car stores located in 86 U.S. television markets which covered approximately 70% of the U.S. population.  During fiscal 2017, we opened 15 stores.  In fiscal 2018, we plan to open 15 stores. In fiscal 2019, we plan to open between 13 and 16 stores. For a detailed list of stores we plan to open in fiscal 2018, see the table included in “PLANNED FUTURE ACTIVITIES.”
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
Financing and Securitization Transactions
We maintain a revolving funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through a term securitization or alternative funding arrangement at a later date.  We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations (“funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.  CAF income included in the consolidated statements of earnings primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.
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
See Notes 2(F), 2(H) and 4 for additional information on securitizations and auto loan receivables.
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
We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle. The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $10.8 million as of February 28, 2017.  See Note 8 for additional information on cancellation reserves.
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
Income Taxes
Estimates and judgments are used in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets.  In the ordinary course of business, transactions occur for which the ultimate tax outcome is uncertain at the time of the transactions.  We adjust our income tax provision in the period in which we determine that it is more likely than not that our actual results will differ from our estimates.  Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.  See Note 9 for additional information on income taxes.

We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available loss carrybacks, tax planning strategies, future reversals of existing temporary differences and future taxable income.  Except for a valuation allowance recorded for capital loss carryforwards that may not be utilized before their expiration, we believe that our recorded deferred tax assets as of February 28, 2017, will more likely than not be realized.  However, if a change in circumstances results in a change in our ability to realize our deferred tax assets, our tax provision would be affected in the period when the change in circumstances occurs.
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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2017	Change	2016	Change	2015
Used vehicle sales	$13,270.7	6.7%	$12,439.4	6.6%	$11,674.5
Wholesale vehicle sales	2,082.5	(4.8)%	2,188.3	6.8%	2,049.1
Other sales and revenues:
Extended protection plan revenues	305.5	14.1%	267.8	4.7%	255.7
Third-party finance fees, net	(38.4)	37.6%	(61.5)	3.5%	(63.7)
Other	254.9	(19.3)%	315.7	(10.6)%	353.1
Total other sales and revenues	522.0	—%	522.0	(4.2)%	545.1
Total net sales and operating revenues	$15,875.1	4.8%	$15,149.7	6.2%	$14,268.7

UNIT SALES

	Years Ended February 28 or 29
	2017	Change	2016	Change	2015
Used vehicles	671,294	8.3%	619,936	6.5%	582,282
Wholesale vehicles	391,686	(0.7)%	394,437	4.9%	376,186

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2017	Change	2016	Change	2015
Used vehicles	$19,586	(1.7)%	$19,917	0.1%	$19,897
Wholesale vehicles	$5,106	(4.1)%	$5,327	1.0%	$5,273

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2017	2016	2015
Used vehicle units	4.3%	2.4%	4.4%
Used vehicle dollars	2.7%	2.5%	7.0%
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2017	2016	2015
Used vehicle units	8.3%	6.5%	10.5%
Used vehicle revenues	6.7%	6.6%	13.3%

Wholesale vehicle units	(0.7)%	4.9%	9.8%
Wholesale vehicle revenues	(4.8)%	6.8%	12.4%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2017	2016	2015
CAF (2)	49.5%	47.8%	46.1%
Tier 2 (3)	17.8	18.1	18.3
Tier 3 (4)	9.8	13.8	15.1
Other (5)	22.9	20.3	20.5
Total	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2017	2016	2015
Used car stores, beginning of year	158	144	131
Store openings	15	14	13
Used car stores, end of year	173	158	144

During fiscal 2017, we opened 15 stores, including 10 stores in 8 new television markets (3 stores in San Francisco, CA, and 1 store each in Albany, NY; Boise, ID; Bristol, TN; El Paso, TX; Grand Rapids, MI; Mobile, AL and Springfield, IL) and 5 stores in 4 existing television markets (2 stores in Los Angeles, CA and 1 store each in Boston, MA; Daytona, FL and Philadelphia, PA).

Used Vehicle Sales
Fiscal 2017 Versus Fiscal 2016.  The 6.7% increase in used vehicle revenues in fiscal 2017 resulted from an 8.3% increase in unit sales combined with a 1.7% decline in average retail selling price. The increase in used unit sales included a 4.3% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance resulted from an increase in conversion, partially offset by a slight decline in store traffic. We believe that improved execution in our stores, as well as our recent website redesign and enhanced online capabilities, which have made it easier for our customers to submit leads, have contributed to our continued improvements in conversion.
We believe the decline in store traffic was predominantly the result of a decline in customers typically financed by Tier 3 providers. The decline in Tier 3 sales was the result of tightened lending standards by one of our third-party Tier 3 finance providers that we experienced starting in the middle of the first quarter of fiscal 2017, and lower applicant volume within this credit tier. During fiscal 2017, we experienced an overall improvement in the credit quality of our credit applicant mix, which contributed to the lower penetration rates for both Tier 2 and Tier 3 providers and higher penetration rates for CAF and customers arranging their own financing. Based on our analysis of industry data, we believe the shift in credit applicant mix was not unique to CarMax. Historically, the Tier 3 rate of conversion of credit applications to sales has been significantly lower than that in other credit tiers. As a result, we believe a decline in Tier 3 sales mix typically represents a disproportionate decline in underlying customer traffic. For the non-Tier 3 customer base, comparable store used unit sales rose 9.1% in fiscal 2017. Our data indicates that in our television markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 2% in calendar 2016.

The decline in average retail selling price reflected the net effects of lower vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. Generally, we pass on decreases in our vehicle acquisition costs to consumers in the form of lower selling prices. We believe the increased supply of late-model vehicles available at auction is contributing to the lower acquisition costs, which, in turn, is helping to increase the value proposition of late-model used vehicles relative to new cars.
Fiscal 2016 Versus Fiscal 2015.  The 6.6% increase in used vehicle revenues in fiscal 2016 resulted from a 6.5% increase in used unit sales.  The increase in used unit sales included a 2.4% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance was driven by improved conversion, partially offset by a decrease in store traffic. We believe that various market factors, including, but not limited to, the availability and relative valuations of certain used vehicle inventories, and new vehicle lease and price promotions, may have contributed to the decrease in store traffic. Our data indicates that in our television markets, we increased our share of the 0- to 10-year old used vehicle market by approximately 1% in calendar 2015.
Wholesale Vehicle Sales
Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect the trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold.
Fiscal 2017 Versus Fiscal 2016.  The 4.8% decrease in wholesale vehicle revenues in fiscal 2017 resulted from a 4.1% decrease in wholesale vehicle average selling prices and a 0.7% decrease in wholesale unit sales. During fiscal 2017, increases in wholesale unit volumes attributable to the growth in our store base and an improved appraisal buy rate were more than offset by a reduction in appraisal traffic. In particular, we experienced a reduced mix of 7- to 9-year old vehicles in our wholesale sales mix, which we believe resulted, at least in part, from the reduced overall industry supply of these model year vehicles due to the decline in industry new vehicle sales during the recession. This shift in mix also contributed to the decline in average selling price.
Fiscal 2016 Versus Fiscal 2015.  The 6.8% increase in wholesale vehicle revenues in fiscal 2016 resulted from a 4.9% increase in wholesale unit sales and a 1.0% increase in average wholesale vehicle selling price.  The wholesale unit growth primarily reflected the growth in our store base.
Other Sales and Revenues
Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees, and other revenues, which are predominately comprised of service department and new vehicle sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.
Fiscal 2017 Versus Fiscal 2016.  Other sales and revenues remained consistent in fiscal 2017, as changes in the underlying components offset one another. New vehicle sales declined due to the disposal of two of our four new car franchises during fiscal 2016. EPP revenues increased 14.1% largely reflecting the growth in our used unit sales and pricing changes. Net third-party finance fees improved by 37.6% primarily due to the reduced proportion of our used unit sales financed by Tier 3 finance providers.
Fiscal 2016 Versus Fiscal 2015.  Other sales and revenues decreased 4.2% in fiscal 2016, primarily due to our disposal of two of the four new car franchises we owned at the start of fiscal 2016. EPP revenues increased 4.7% largely reflecting the growth in our used unit sales. Net third-party finance fees improved by 3.5% primarily due to shifts in the mix among finance providers.
GROSS PROFIT

	Years Ended February 28 or 29
(In millions)	2017	Change	2016	Change	2015
Used vehicle gross profit	$1,451.7	8.4%	$1,338.6	5.5%	$1,268.5
Wholesale vehicle gross profit	362.6	(6.6)%	388.1	6.4%	364.9
Other gross profit	369.0	26.3%	292.1	14.9%	254.1
Total	$2,183.3	8.2%	$2,018.8	7.0%	$1,887.5

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29
	2017		2016		2015
	$ per unit (1)	% (2)	$ per unit (1)	% (2)	$ per unit (1)	% (2)
Used vehicle gross profit	$2,163	10.9	$2,159	10.8	$2,179	10.9
Wholesale vehicle gross profit	$926	17.4	$984	17.7	$970	17.8
Other gross profit	$550	70.7	$471	55.9	$436	46.6
Total gross profit	$3,252	13.8	$3,256	13.3	$3,242	13.2

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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
Fiscal 2017 Versus Fiscal 2016.  The 8.4% increase in used vehicle gross profit in fiscal 2017 was primarily driven by the 8.3% growth in total used unit sales. Despite an overall trend reported by publicly traded auto retailers in recent quarters towards lower gross profit per unit sold, our used vehicle gross profit per unit remained consistent with fiscal 2016. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.
Fiscal 2016 Versus Fiscal 2015.  The 5.5% increase in used vehicle gross profit in fiscal 2016 was primarily driven by the 6.5% growth in total used unit sales, partially offset by a modest decline in used gross profit per unit.
Wholesale Vehicle Gross Profit
Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.  Our ability to adjust appraisal offers in response to the wholesale pricing environment is a key factor that influences wholesale gross profit.
Fiscal 2017 Versus Fiscal 2016.  The 6.6% decrease in wholesale vehicle gross profit in fiscal 2017 reflected the combination of the 0.7% decrease in wholesale unit sales and a $58, or 5.9%, reduction in wholesale gross profit per unit. The decline in gross profit per unit was due in part to the reduced proportion of 7- to 9-year old vehicles in our wholesale sales mix. In addition, compared with fiscal 2016, differences in the rate of depreciation relative to changes in our appraisal offers contributed to the decline in wholesale vehicle gross profit per unit.
Fiscal 2016 Versus Fiscal 2015.  The 6.4% increase in wholesale vehicle gross profit in fiscal 2016 reflected the combination of the 4.9% increase in wholesale unit sales with a $14 increase in wholesale gross profit per unit.
Other Gross Profit
Other gross profit includes profits related to EPP revenues, net third-party finance fees and other revenues, which are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers. Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Fiscal 2017 Versus Fiscal 2016.  Other gross profit rose 26.3% in fiscal 2017, primarily reflecting the improvement in EPP revenues and net third-party finance fees discussed above. The decrease in new vehicle sales did not significantly affect other gross profit.
Fiscal 2016 Versus Fiscal 2015.  Other gross profit increased 14.9% in fiscal 2016, primarily reflecting the improvement in EPP revenues and net third-party finance fees discussed above, as well as an increase in service department gross profits due to a change in the timing of our recognition of reconditioning overhead costs, which increased other gross profit in fiscal 2016 by $10.4 million. These costs, which previously had been expensed as incurred, are now allocated to the carrying cost of inventory.
Impact of Inflation
Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.
SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Years Ended February 28 or 29
(In millions except per unit data)	2017	Change	2016	Change	2015
Compensation and benefits (1)	$803.9	9.0%	$737.6	1.0%	$730.4
Store occupancy costs	300.8	9.1%	275.6	13.2%	243.5
Advertising expense	144.2	2.6%	140.6	14.5%	122.8
Other overhead costs (2)	239.6	20.9%	198.1	23.0%	161.0
Total SG&A expenses	$1,488.5	10.1%	$1,351.9	7.5%	$1,257.7
SG&A per used vehicle unit (3)	$2,217	$36	$2,181	$21	$2,160

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 12 for details of stock-based compensation expense by grant type.

(2)
Includes IT expenses, preopening and relocation costs, insurance, travel, non-CAF bad debt, charitable contributions and other administrative expenses. Costs for fiscal 2015 were reduced by $20.9 million in connection with the receipt of settlement proceeds in a class action lawsuit.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

Fiscal 2017 Versus Fiscal 2016.  SG&A expenses for fiscal 2017 increased 10.1%. The increase primarily reflected the 9% growth in our store base during fiscal 2017 (representing the addition of 15 stores), and a $35.7 million increase in share-based compensation expense. The increase in share-based compensation expense increased SG&A per used unit by $47 and was largely related to cash-settled restricted stock units, which are awards provided broadly to non-executive associates in our organization. The expense associated with these units was influenced by the change in the company's stock price during the fiscal year. The fiscal 2017 share-based compensation expense included approximately $10 million of incremental expense related to awards granted or modified by the board of directors to our recently retired chief executive officer, Thomas J. Folliard. Mr. Folliard was effectively provided retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. However, the vesting of the awards was not accelerated on his retirement and no changes were made to the full-term expiration dates or the strike prices of the awards. The $41.5 million, or 20.9%, increase in other overhead costs included increased spending related to strategic initiatives.
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

Interest Expense
Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Fiscal 2017 Versus Fiscal 2016.  Interest expense increased to $56.4 million in fiscal 2017 versus $36.4 million in fiscal 2016. The increase reflected the combination of planned higher outstanding debt levels in fiscal 2017 as part of our capital structure strategy, as well as growth in our finance and capital lease obligations. See “FINANCIAL CONDITION – Liquidity and Capital Resources” for further discussion. During fiscal 2017, we sold $500 million of senior unsecured notes, due in 2023, 2026 and 2028, to investors in a private placement.
Fiscal 2016 Versus Fiscal 2015.  Interest expense increased to $36.4 million in fiscal 2016 versus $24.5 million in fiscal 2015, primarily reflecting our higher average outstanding borrowings.  During fiscal 2016, as a result of borrowings to fund our stock repurchase activity, we moved closer to our target range for adjusted debt to capital ratio.
Other Expense
During fiscal 2016, we recorded a one-time charge of $8.3 million associated with a property that is no longer planned to be used.

Income Taxes
The effective income tax rate was 37.7% in fiscal 2017, 38.3% in fiscal 2016 and 38.4% in fiscal 2015.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. We strive to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions and wholesale recovery rates.  Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Because we recognize CAF income over the life of the underlying auto loan, loans originated in a given fiscal period generally do not have a significant effect on that period’s financial results.

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2017	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$762.0	7.5	$682.9	7.5	$604.9	7.7
Interest expense	(171.4)	(1.7)	(127.7)	(1.4)	(96.6)	(1.2)
Total interest margin	$590.6	5.8	$555.2	6.1	$508.3	6.5
Provision for loan losses	$(150.6)	(1.5)	$(101.2)	(1.1)	$(82.3)	(1.0)
CarMax Auto Finance income	$369.0	3.6	$392.0	4.3	$367.3	4.7

(1)	Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29
	2017	2016	2015
Net loans originated (in millions)	$5,643.3	$5,171.0	$4,727.8
Vehicle units financed	297,043	265,426	243,264
Net penetration rate (1)	44.2%	42.8%	41.8%
Weighted average contract rate	7.4%	7.3%	7.1%
Weighted average credit score (2)	706	702	701
Weighted average loan-to-value (LTV) (3)	95.0%	94.6%	94.2%
Weighted average term (in months)	65.8	65.9	65.4

(1)	Vehicle units financed as a percentage of total used units sold.

(2)
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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2017	2016	2015
Total ending managed receivables	$10,681.3	$9,593.6	$8,458.7
Total average managed receivables	$10,158.3	$9,092.9	$7,859.9
Allowance for loan losses (1)	$123.6	$94.9	$81.7
Allowance for loan losses as a percentage of ending managed receivables	1.16%	0.99%	0.97%
Net credit losses on managed receivables	$121.9	$88.0	$70.5
Net credit losses as a percentage of total average managed receivables	1.20%	0.97%	0.90%
Past due accounts as a percentage of ending managed receivables	3.10%	2.74%	2.62%
Average recovery rate (2)	47.4%	51.2%	54.2%

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

Fiscal 2017 Versus Fiscal 2016.  CAF income declined 5.9% in fiscal 2017. The decline was due to an increase in the provision for loan losses and lower total interest margin percentage, partially offset by the increase in average managed receivables. Average managed receivables grew 11.7% to $10.16 billion in fiscal 2017 driven by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2017 resulted from our used vehicle sales growth and an increase in CAF's penetration rate that was caused by the increased mix of credit applications from customers at the higher end of the credit spectrum.
The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined to 5.8% of average managed receivables from 6.1% in fiscal 2016. This was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years. Funding costs have increased modestly due to overall market changes while our rates charged to consumers remained stable. Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.
The provision for loan losses rose to $150.6 million in fiscal 2017 from $101.2 million in fiscal 2016 due to unfavorable loss experience in fiscal 2017 as well as the growth in managed receivables. While higher loss rates were primarily due to an increase in charge-offs, lower recovery rates also contributed to the unfavorable loss experience in fiscal 2017, which we believe reflects conditions impacting our industry as a whole. The increase in the allowance for loan losses as a percentage of ending managed receivables reflected the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
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

The total interest margin declined to 6.1% of average managed receivables from 6.5% in fiscal 2015.  This was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years.
The provision for loan losses rose 22.9% to $101.2 million in fiscal 2016, reflecting the 15.7% increase in average managed receivables in fiscal 2016 and the effect of favorable loss experience in fiscal 2015, which reduced the provision in that year. The allowance for loan losses as a percentage of ending managed receivables remained consistent at 0.99% as of February 29, 2016, versus 0.97% as of February 28, 2015.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits.  CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $123.3 million and $96.5 million in CAF Tier 3 receivables were outstanding as of February 28, 2017 and February 29, 2016, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of February 28, 2017 and February 29, 2016, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances. During fiscal 2017, we entered into a new $100 million warehouse facility that is being used to fund a portion of CAF’s Tier 3 loan origination activity. Previously, these loans had been funded separately from the remainder of CAF’s portfolio using existing working capital.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2018 and between 13 and 16 stores in fiscal 2019. We will be entering five new television markets and expanding our presence in seven existing television markets. Of the 15 stores we plan to open in fiscal 2018, 6 are in Metropolitan Statistical Areas (“MSAs”) having populations of 600,000 or less, which we define as small markets. We currently estimate capital expenditures will total approximately $325 million in fiscal 2018. Compared with fiscal 2017, the decrease in planned capital spending primarily reflects reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores are being built.
FISCAL 2018 PLANNED STORE OPENINGS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Puyallup, Washington (1)	Seattle/Tacoma (2)	Seattle/Tacoma	Q1 Fiscal 2018
Lynnwood, Washington (1)	Seattle/Tacoma	Seattle/Tacoma	Q1 Fiscal 2018
Pensacola, Florida	Mobile/Pensacola	Pensacola	Q1 Fiscal 2018
Waterbury, Connecticut	Hartford/New Haven	New Haven	Q2 Fiscal 2018
San Jose, California	San Francisco/Oakland/San Jose	San Jose	Q2 Fiscal 2018
Salisbury, Maryland	Salisbury (2)	Salisbury	Q2 Fiscal 2018
Langhorne, Pennsylvania	Philadelphia	Philadelphia	Q3 Fiscal 2018
Tyler, Texas	Tyler/Longview (2)	Tyler	Q3 Fiscal 2018
Las Vegas, Nevada	Las Vegas	Las Vegas	Q3 Fiscal 2018
Colma, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q3 Fiscal 2018
Renton, Washington	Seattle/Tacoma	Seattle/Tacoma	Q3 Fiscal 2018
Myrtle Beach, South Carolina	Myrtle Beach/Florence (2)	Myrtle Beach	Q4 Fiscal 2018
South Portland, Maine	Portland/Auburn (2)	Portland	Q4 Fiscal 2018
Manchester, New Hampshire	Boston	Manchester	Q4 Fiscal 2018
Golden, Colorado	Denver	Denver/Aurora	Q4 Fiscal 2018

(1)	Store opened in March 2017.

(2)	Represents new television market as of planned store opening date.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2(X) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
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

We currently target an adjusted debt to capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of 8 times rent expense and total shareholders’ equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to achieve and maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During fiscal 2017, net cash used in operating activities totaled $468.1 million compared with $148.9 million in fiscal 2016. The net cash used in operating activities includes increases in auto loan receivables of $1.21 billion in fiscal 2017 and $1.20 billion in fiscal 2016.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.

As of February 28, 2017, total inventory was $2.26 billion, representing an increase of $328.5 million, or 17.0%, compared with the balance as of the start of the fiscal year. The increase primarily reflected the addition of inventory to support new store openings and our comparable store sales growth in fiscal 2017. Increased inventory levels were also a result of delays in federal income tax refunds that impacted the timing of anticipated sales in February. These increases were partially offset by a decline in the average carrying cost of inventory due to changes in acquisition costs.

As of February 29, 2016, total inventory was $1.93 billion, representing a decrease of $154.8 million, or 7.4%, compared with the balance as of the start of fiscal 2016.  The decrease primarily reflected the net effects of (i) a 13% decrease in used vehicles in inventory at stores included in the comparable store base in an effort to optimize inventory, (ii) the addition of inventory to support new store openings in fiscal 2016 and (iii) our disposal of two new car franchises during fiscal 2016.

When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were funded through the issuance of non-recourse notes payable during the year.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Years Ended February 28 or 29
(In millions)	2017	2016	2015
Net cash used in operating activities	$(468.1)	$(148.9)	$(968.1)
Add: Net issuances of non-recourse notes payable (1)	1,214.7	1,057.1	1,222.2
Adjusted net cash provided by operating activities	$746.6	$908.2	$254.1

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for fiscal 2017 decreased compared to fiscal 2016, primarily due to the change in inventory during fiscal 2017, partially offset by the timing of payments related to operating payables and an increase in net income when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. In addition, the increase in net issuances of non-recourse notes payable was primarily attributable to loan origination growth, as well as the new warehouse facility being used to fund certain of CAF’s Tier 3 loans. In fiscal 2016, all of CAF's Tier 3 loans were funded through the use of existing working capital.

Investing Activities.  Net cash used in investing activities totaled $465.6 million in fiscal 2017, $378.8 million in fiscal 2016 and$360.7 million in fiscal 2015.  Investing activities primarily consist of capital expenditures, which totaled $418.1 million in fiscal 2017, $315.6 million in fiscal 2016 and $309.8 million in fiscal 2015. Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.  We opened 15 stores in fiscal 2017, we opened 14 stores and relocated 1 store in fiscal 2016 and we opened 13 stores in fiscal 2015. The increase in capital expenditures in the current year period largely reflected timing changes in the purchases of land and related construction activity for future stores.

Financing Activities.  Net cash provided by financing activities totaled $934.7 million in fiscal 2017, $537.5 million in fiscal 2016 and $728.6 million in fiscal 2015.  Included in these amounts were net increases in total non-recourse notes payable of $1.21 billion, $1.06 billion and $1.22 billion, respectively, which were used to provide the financing for the majority of the increases of $1.21 billion, $1.20 billion and $1.37 billion, respectively, in auto loan receivables (see Operating Activities).  During fiscal 2017, we sold $500 million of senior unsecured notes in a private placement, and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. During fiscal 2016, we increased net borrowings under the revolving credit facility by $404.6 million. During fiscal 2015, we received proceeds of $300 million from a variable-rate term loan entered into in November 2014.  Net cash provided by financing activities was reduced by stock repurchases of $564.3 million in fiscal 2017, $983.9 million in fiscal 2016 and $924.3 million in fiscal 2015.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of February 28 or 29
(In thousands)	2017	2016
Borrowings under revolving credit facility	$155,062	$415,428
Other long-term debt	800,000	300,000
Finance and capital lease obligations	496,136	414,654
Non-recourse notes payable	10,742,425	9,527,750
Total debt (1)	$12,193,623	$10,657,832
Cash and cash equivalents	$38,416	$37,394

(1)	Total debt excludes unamortized debt issuance costs. See Note 11 for additional information.

We have a $1.20 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  We also have a $300 million variable-rate term loan, which is due in August 2020.  In addition, we have $500 million of fixed-rate senior unsecured notes, which are due in 2023, 2026 and 2028. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and, therefore, are accounted for as financings. Payments on the leases are recognized as interest expense and a reduction of the obligations. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. During fiscal 2017 and fiscal 2016, finance lease obligations were increased by $80.0 million and $103.2 million, respectively, related to leases that were modified or extended beyond their original lease term, resulting in an increase of interest expense recognized in fiscal 2017 and fiscal 2016 that is expected to continue in fiscal 2018.
See Note 11 for additional information on our revolving credit facility, term loan, senior notes and finance and capital lease obligations.
CAF auto loan receivables are primarily funded through our warehouse facilities and term securitization transactions.  Our funding vehicles are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our funding vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these funding vehicles. Loans originated in the CAF Tier 3 loan origination program are primarily being funded through a $100 million warehouse facility, as well as the use of existing working capital.
The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto loan receivables. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.
As of February 28, 2017, $9.12 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through July 2023, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During fiscal 2017, we completed four term securitizations, funding a total of $5.03 billion of auto loan receivables.
As of February 28, 2017, $1.62 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  In fiscal 2017, we increased the combined limit of our warehouse facilities by $300 million. As of February 28, 2017, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.18 billion.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2017 and $1.50 billion will expire in February 2018.  See Notes 2(F) and 11 for additional information on the warehouse facilities.

The agreements related to the warehouse facilities include various representations and warranties, covenants and performance triggers.  If these requirements are not met, we could be unable to continue to fund receivables through the warehouse facilities.  In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the related receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.
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
The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2017, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.59 billion was available for repurchase under the board’s outstanding authorizations, which includes an additional $750 million authorized during fiscal 2017. Also during fiscal 2017, the board removed the expiration date of the outstanding repurchase authorizations.  See Note 12 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

CONTRACTUAL OBLIGATIONS (1)

	As of February 28, 2017
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Short-term debt	$0.1	$0.1	$—	$—	$—	$—
Long-term debt	955.0	—	—	455.0	500.0	—
Interest on debt (2)	202.5	20.7	41.5	41.5	98.8	—
Finance and capital leases (3)	1,077.5	51.3	103.4	91.6	831.2	—
Operating leases (3)	769.5	47.5	96.8	86.8	538.4	—
Purchase obligations (4)	145.4	66.3	60.1	16.3	2.7	—
Defined benefit retirement plans (5)	89.6	0.5	—	—	—	89.1
Unrecognized tax benefits (6)	24.5	—	—	—	—	24.5
Total	$3,264.1	$186.4	$301.8	$691.2	$1,971.1	$113.6

(1)
This table excludes the non-recourse notes payable that relate to auto loan receivables funded through term securitizations and our warehouse facilities.  These receivables can only be used as collateral to settle obligations of these vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 2(F) and 11.

(2)
Represents interest payments to be made on our fixed-rate senior notes. Due to the uncertainty of forecasting expected variable interest rate payments associated with our revolving credit facility and term loan, such amounts are not included in the table.  See Note 11.

(3)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business. See Note 15.

(4)
Includes certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising.  Purchase obligations exclude agreements that are cancellable at any time without penalty. See Note 17(B).

(5)
Represents the recognized funded status of our retirement plans, of which $89.1 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2017.  See Note 10.

(6)	Represents the net unrecognized tax benefits related to uncertain tax positions. The timing of payments associated with these tax benefits could not be estimated as of February 28, 2017. See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Auto Loan Receivables
As of February 28, 2017 and February 29, 2016, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through asset securitization programs that, in turn, issued both fixed- and variable-rate notes.  Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Other receivables are financed with working capital.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.
COMPOSITION OF AUTO LOAN RECEIVABLES

	As of February 28 or 29
(In millions)	2017	2016
Principal amount of receivables funded through:
Term securitizations	$8,784.7	$7,828.0
Warehouse facilities (1)	1,624.0	1,399.0
Overcollateralization (2)	211.4	162.2
Other receivables (3)	61.2	204.4
Total	$10,681.3	$9,593.6

(1)
We have entered into derivatives designated as cash flow hedges of forecasted interest payments in anticipation of permanent funding for these receivables in the term securitization market.  The current notional amount of these derivatives was $1.42 billion as of February 28, 2017, and $1.38 billion as of February 29, 2016.  See Note 5.

(2)	Represents receivables restricted as excess collateral for the warehouse facilities and term securitizations.

(3)	Other receivables include receivables not funded through the warehouse facilities or term securitizations.

Interest Rate Exposure
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  Substantially all of these borrowings are variable-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2017 net earnings per share by less than $0.01.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, the variable-rate risk is mitigated by a derivative instrument. This derivative instrument will expire in November 2017, which could result in additional interest rate exposure in future periods.
Borrowings under our warehouse facilities are also variable-rate debt and are secured by auto loan receivables on which we collect interest at fixed rates.  The receivables are funded through the warehouse facilities until we elect to fund them through a term securitization or alternative funding arrangement.  This variable-rate risk is mitigated by funding the receivables through a term securitization or other funding arrangement, and by entering into derivative instruments.  Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with the warehouse facilities would have decreased our fiscal 2017 net earnings per share by approximately $0.05.

Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (PBO).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2017 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2017, a $1.00 change in the company’s stock price would have affected fiscal 2017 net earnings per share by less than $0.01.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2017.
KPMG LLP, the company’s independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

WILLIAM D. NASH
PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CarMax, Inc.:
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2017. We also have audited the Company’s internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarMax, Inc. and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
Richmond, Virginia
April 21, 2017

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2017	% (1)	2016	% (1)	2015	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$13,270,662	83.6	$12,439,401	82.1	$11,674,520	81.8
Wholesale vehicle sales	2,082,464	13.1	2,188,267	14.4	2,049,133	14.4
Other sales and revenues	521,992	3.3	522,007	3.4	545,063	3.8
NET SALES AND OPERATING REVENUES	15,875,118	100.0	15,149,675	100.0	14,268,716	100.0
Cost of sales	13,691,824	86.2	13,130,915	86.7	12,381,189	86.8
GROSS PROFIT	2,183,294	13.8	2,018,760	13.3	1,887,527	13.2
CARMAX AUTO FINANCE INCOME	368,984	2.3	392,036	2.6	367,294	2.6
Selling, general and administrative expenses	1,488,504	9.4	1,351,935	8.9	1,257,725	8.8
Interest expense	56,416	0.4	36,358	0.2	24,473	0.2
Other expense	953	—	12,559	0.1	3,292	—
Earnings before income taxes	1,006,405	6.3	1,009,944	6.7	969,331	6.8
Income tax provision	379,435	2.4	386,516	2.6	371,973	2.6
NET EARNINGS	$626,970	3.9	$623,428	4.1	$597,358	4.2

WEIGHTED AVERAGE COMMON SHARES:
Basic	190,343		203,275		215,617
Diluted	192,215		205,540		218,691
NET EARNINGS PER SHARE:
Basic	$3.29		$3.07		$2.77
Diluted	$3.26		$3.03		$2.73

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
NET EARNINGS	$626,970	$623,428	$597,358
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	949	2,750	(20,505)
Net change in cash flow hedge unrecognized losses	12,692	(7,555)	1,385
Other comprehensive income (loss), net of taxes	13,641	(4,805)	(19,120)
TOTAL COMPREHENSIVE INCOME	$640,611	$618,623	$578,238

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28 or 29
(In thousands except share data)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,416	$37,394
Restricted cash from collections on auto loan receivables	380,353	343,829
Accounts receivable, net	152,388	132,171
Inventory	2,260,563	1,932,029
Other current assets	41,910	26,358
TOTAL CURRENT ASSETS	2,873,630	2,471,781
Auto loan receivables, net	10,596,076	9,536,892
Property and equipment, net	2,518,393	2,161,698
Deferred income taxes	150,962	161,862
Other assets	140,295	127,678
TOTAL ASSETS	$16,279,356	$14,459,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$494,989	$441,746
Accrued expenses and other current liabilities	266,128	245,909
Accrued income taxes	1,404	2,029
Short-term debt	62	428
Current portion of finance and capital lease obligations	9,491	14,331
Current portion of non-recourse notes payable	333,713	300,750
TOTAL CURRENT LIABILITIES	1,105,787	1,005,193
Long-term debt, excluding current portion	952,562	713,910
Finance and capital lease obligations, excluding current portion	486,645	400,323
Non-recourse notes payable, excluding current portion	10,387,231	9,206,425
Other liabilities	238,551	229,274
TOTAL LIABILITIES	13,170,776	11,555,125

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 186,548,602 and 194,712,234 shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively	93,274	97,356
Capital in excess of par value	1,188,578	1,130,822
Accumulated other comprehensive loss	(56,555)	(70,196)
Retained earnings	1,883,283	1,746,804
TOTAL SHAREHOLDERS’ EQUITY	3,108,580	2,904,786
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,279,356	$14,459,911

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net earnings	$626,970	$623,428	$597,358
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	168,875	137,360	115,173
Share-based compensation expense	91,595	51,077	81,880
Provision for loan losses	150,598	101,199	82,343
Provision for cancellation reserves	64,120	77,118	70,987
Deferred income tax provision (benefit)	2,324	17,237	(4,299)
Other	4,169	13,136	3,852

Net (increase) decrease in:
Accounts receivable, net	(20,217)	5,519	(57,767)
Inventory	(328,534)	154,845	(445,450)
Other current assets	(2,781)	15,229	(16,947)
Auto loan receivables, net	(1,209,782)	(1,202,587)	(1,369,999)
Other assets	143	(160)	825
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	61,752	(55,187)	51,960
Other liabilities	(77,370)	(87,107)	(78,046)
NET CASH USED IN OPERATING ACTIVITIES	(468,138)	(148,893)	(968,130)
INVESTING ACTIVITIES:
Capital expenditures	(418,144)	(315,584)	(309,817)
Proceeds from sales of assets	1,229	1,542	5,869
Increase in restricted cash from collections on auto loan receivables	(36,524)	(49,707)	(34,823)
Increase in restricted cash in reserve accounts	(17,390)	(12,264)	(16,556)
Release of restricted cash from reserve accounts	11,250	8,357	6,346
Purchases of money market securities, net	(2,950)	(6,168)	(8,604)
Purchases of trading securities	(3,774)	(5,295)	(3,814)
Sales of trading securities	730	324	655
NET CASH USED IN INVESTING ACTIVITIES	(465,573)	(378,795)	(360,744)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(366)	(357)	203
Proceeds from issuances of long-term debt	2,974,600	2,057,100	985,000
Payments on long-term debt	(2,734,600)	(1,652,100)	(675,000)
Cash paid for debt issuance costs	(17,118)	(3,104)	(1,190)
Payments on finance and capital lease obligations	(10,817)	(16,417)	(18,243)
Issuances of non-recourse notes payable	9,610,035	9,553,805	7,783,000
Payments on non-recourse notes payable	(8,395,360)	(8,496,684)	(6,560,815)
Repurchase and retirement of common stock	(564,337)	(983,941)	(924,328)
Equity issuances	59,869	47,038	89,810
Excess tax benefits from share-based payment arrangements	12,827	32,136	50,142
NET CASH PROVIDED BY FINANCING ACTIVITIES	934,733	537,476	728,579
Increase (decrease) in cash and cash equivalents	1,022	9,788	(600,295)
Cash and cash equivalents at beginning of year	37,394	27,606	627,901
CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,416	$37,394	$27,606

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2014	221,686	$110,843	$1,038,209	$2,214,216	$(46,271)	$3,316,997
Net earnings	—	—	—	597,358	—	597,358
Other comprehensive loss	—	—	—	—	(19,120)	(19,120)
Share-based compensation expense	—	—	43,341	—	—	43,341
Repurchases of common stock	(17,511)	(8,756)	(86,933)	(817,353)	—	(913,042)
Exercise of common stock options	4,390	2,195	87,616	—	—	89,811
Stock incentive plans, net shares issued	305	153	(7,499)	—	—	(7,346)
Tax effect from the exercise/vesting
of equity awards	—	—	48,786	—	—	48,786
Balance as of February 28, 2015	208,870	104,435	1,123,520	1,994,221	(65,391)	3,156,785
Net earnings	—	—	—	623,428	—	623,428
Other comprehensive loss	—	—	—	—	(4,805)	(4,805)
Share-based compensation expense	—	—	39,164	—	—	39,164
Repurchases of common stock	(16,300)	(8,150)	(92,452)	(870,845)	—	(971,447)
Exercise of common stock options	1,711	855	46,183	—	—	47,038
Stock incentive plans, net shares issued	431	216	(17,477)	—	—	(17,261)
Tax effect from the exercise/vesting
of equity awards	—	—	31,884	—	—	31,884
Balance as of February 29, 2016	194,712	97,356	1,130,822	1,746,804	(70,196)	2,904,786
Net earnings	—	—	—	626,970	—	626,970
Other comprehensive income	—	—	—	—	13,641	13,641
Share-based compensation expense	—	—	53,356	—	—	53,356
Repurchases of common stock	(10,262)	(5,131)	(62,160)	(490,491)	—	(557,782)
Exercise of common stock options	1,887	943	58,926	—	—	59,869
Stock incentive plans, net shares issued	212	106	(4,619)	—	—	(4,513)
Tax effect from the exercise/vesting
of equity awards	—	—	12,253	—	—	12,253
Balance as of February 28, 2017	186,549	$93,274	$1,188,578	$1,883,283	$(56,555)	$3,108,580

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

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
We deliver an unrivaled customer experience by offering a broad selection of high quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  We provide customers with a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

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

In connection with our adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-03 in fiscal 2017, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year’s presentation.

(B)	Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and are not significant to the consolidated balance sheets as of February 28, 2017 and February 29, 2016.

(C)	Restricted Cash from Collections on Auto Loan Receivables
Cash equivalents totaling $380.4 million as of February 28, 2017, and $343.8 million as of February 29, 2016, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to the securitization and warehouse facility investors pursuant to the applicable agreements.

(D)	Marketable Securities
The Company classifies its marketable securities as trading.  These securities consisted primarily of mutual funds reported at fair value with unrealized gains and losses reflected as a component of other expense.  Marketable securities as of February 28, 2017 and February 29, 2016 pertain to the Company’s restricted investments held in a rabbi trust and are reported in other assets.

(E)	Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F)	Financing and Securitization Transactions
We maintain a revolving funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through a term securitization or alternative funding arrangement at a later date.  We sell the auto loan receivables to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the related receivables.

We typically use term securitizations to provide long-term funding for most of the auto loan receivables initially funded through the warehouse facilities.  In these transactions, a pool of auto loan receivables is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the receivables to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred receivables, and the proceeds from the sale of the asset-backed securities are used to finance the securitized receivables.

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

We recognize transfers of auto loan receivables into the warehouse facilities and term securitizations (“funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

These receivables can only be used as collateral to settle obligations of the related funding vehicles.  The funding vehicles and investors have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We have not provided financial or other support to the funding vehicles that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the funding vehicles.

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

(J)	Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $52.8 million as of February 28, 2017 and $46.6 million as of February 29, 2016.

Restricted Investments.  Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $70.8 million as of February 28, 2017 and $63.0 million as of February 29, 2016.

(K)	Finance Lease Obligations
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

(L)	Accrued Expenses
As of February 28, 2017 and February 29, 2016, accrued expenses and other current liabilities included accrued compensation and benefits of $140.0 million and $128.9 million, respectively; loss reserves for general liability and workers’ compensation insurance of $35.0 million and $39.6 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

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

We also sell ESP and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.  Periodically, we may receive additional revenue based upon the level of underwriting profits of the third parties who administer the products.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 8 for additional information on cancellation reserves.

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
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $146.0 million in fiscal 2017, $142.2 million in fiscal 2016 and $124.3 million in fiscal 2015.

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

(X)	Recent Accounting Pronouncements
Effective in the Current Period.
In June 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-12) related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This pronouncement requires that such performance targets should not be reflected in estimating the grant-date fair value of the award, and that compensation cost be recognized in the period in which it becomes probable that the performance target will be achieved, in an amount that represents the compensation cost attributable to the period for which the requisite service has been rendered. We adopted this pronouncement for our fiscal year beginning March 1, 2016, and it did not have a material effect on our consolidated financial statements.

In February 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-02) related to the elimination of guidance which has allowed entities with interests in certain investment funds to follow earlier consolidation guidance and makes changes to both the variable interest model and the voting model (FASB ASC 810).  This standard will require all entities to re-evaluate consolidation conclusions regarding variable interest entities.  We adopted this pronouncement for our fiscal year beginning March 1, 2016, and there was no impact to our consolidation conclusions regarding variable interest entities or on our consolidated financial statements.

In April 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-03) related to the presentation of debt issuance costs (FASB ASC Subtopic 835-30). A clarification to this pronouncement was later issued in August 2015 (FASB ASU 2015-15) related to the presentation of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. These costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements may continue to be presented as an asset and be subsequently amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We adopted these pronouncements retrospectively for our fiscal year beginning March 1, 2016, and have reclassified all debt issuance costs, except for those associated with our revolving credit facility, from other assets to a reduction of the carrying amount of the related debt liability for the current and all prior periods. See Note 11 for additional information.

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

Effective in Future Periods.
In May 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-09) related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This standard will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2014-09 may be adopted using either a full retrospective method, which requires a restatement of prior periods presented, or a modified retrospective method with the cumulative effect of applying the standard recognized at the date of adoption. We will adopt this standard for our fiscal year beginning March 1, 2018.

While we continue to assess all potential impacts of this standard, we generally do not expect adoption of the standard to have a material impact on our consolidated financial statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable and we do not anticipate significant changes to the assessment of such performance obligations or the timing of our revenue recognition upon adoption of the new standard. Our primary business processes are consistent with the principles contained in the ASU, and we do not expect significant changes to those processes, our internal controls or systems. We are still evaluating the impact of the new standard on our financial statement disclosures.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We expect to adopt the new standard for our fiscal year beginning March 1,

2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package.

We expect that this standard will have a material effect on our consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities for existing operating leases. To date, we have not completed our comprehensive analysis of those leases and are unable to quantify the impact at this time. We are still evaluating the impact of the standard on our sale-leaseback transactions currently accounted for as direct financings. We believe that the majority of our leases will maintain their current lease classification under the new standard. As a result, we do not expect the new standard to have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. We are continuing to evaluate the full impact of the new standard, as well as its impacts on our business processes, systems, and internal controls.

In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-09) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The standard also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. We will adopt this standard on March 1, 2017, and expect that the prospective application of the requirements related to the tax consequences of share-based payments will result in increased volatility in our effective tax rate and, in turn, our net income. We plan to retrospectively apply the provisions of the standard which impact the presentation of excess tax benefits on the consolidated statement of cash flows, reclassifying such cash flows from financing activities to operating activities. We plan to continue estimating forfeitures of share-based awards. We do not expect the adoption of this standard to have any additional material impact on our consolidated financial statements.

In May 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-12), which provided narrow scope improvements and practical expedients related to FASB ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning March 1, 2018 and do not expect it to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020. We are currently evaluating the effect on our consolidated financial statements but expect that the standard will have a material impact on our calculation of the allowance for loan losses.

In August 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and are currently evaluating the effect on our consolidated financial statements.

In October 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-16) related to the income tax effects of intra-entity transfers of assets other than inventory. The pronouncement requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and are currently evaluating the effect on our consolidated financial statements.

In November 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and the pronouncement will result in changes to our consolidated statements of cash flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash, cash equivalents and restricted cash totals.

In January 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-04) related to goodwill impairment. The pronouncement simplifies how an entity tests goodwill for impairment by eliminating the Step 2 requirement to compute the implied fair value of goodwill at the impairment testing date. The entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this pronouncement for our annual goodwill impairment test for fiscal 2018 and do not expect it to have a material effect on our consolidated financial statements.
In March 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-07) related to net periodic pension cost and net periodic postretirement benefit cost. The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. This pronouncement requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The updated presentation of net benefit cost in an employer’s income statement should be applied retrospectively. The updated capitalization of the service cost component should be applied prospectively. We will adopt this pronouncement for our interim periods and fiscal year beginning March 1, 2018 and are currently evaluating the effect on our consolidated financial statements.

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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2017	% (1)	2016	% (1)	2015	% (1)
Interest margin:
Interest and fee income	$762.0	7.5	$682.9	7.5	$604.9	7.7
Interest expense	(171.4)	(1.7)	(127.7)	(1.4)	(96.6)	(1.2)
Total interest margin	590.6	5.8	555.2	6.1	508.3	6.5
Provision for loan losses	(150.6)	(1.5)	(101.2)	(1.1)	(82.3)	(1.0)
Total interest margin after
provision for loan losses	440.0	4.3	454.0	5.0	426.0	5.4

Total other (expense) income	—	—	(0.4)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(30.8)	(0.3)	(28.2)	(0.3)	(25.3)	(0.3)
Other direct expenses	(40.2)	(0.4)	(33.4)	(0.4)	(33.4)	(0.4)
Total direct expenses	(71.0)	(0.7)	(61.6)	(0.7)	(58.7)	(0.7)
CarMax Auto Finance income	$369.0	3.6	$392.0	4.3	$367.3	4.7

Total average managed receivables	$10,158.3		$9,092.9		$7,859.9

(1)	Percent of total average managed receivables.

4.	AUTO LOAN RECEIVABLES
Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $10.74 billion as of February 28, 2017, and $9.53 billion as of February 29, 2016.
Auto Loan Receivables, Net

	As of February 28 or 29
(In millions)	2017	2016
Term securitizations	$8,784.7	$7,828.0
Warehouse facilities	1,624.0	1,399.0
Overcollateralization (1)	211.4	162.2
Other managed receivables (2)	61.2	204.4
Total ending managed receivables	10,681.3	9,593.6
Accrued interest and fees	38.5	35.0
Other	(0.1)	3.2
Less allowance for loan losses	(123.6)	(94.9)
Auto loan receivables, net	$10,596.1	$9,536.9

(1)	Represents receivables restricted as excess collateral for the warehouse facilities and term securitizations.

(2)	Other managed receivables includes receivables not funded through the warehouse facilities or term securitizations.

During fiscal 2017, we entered into a new $100 million warehouse facility to fund managed receivables associated with a portion of CAF’s Tier 3 loan origination activity. These receivables have historically been included in other managed receivables. Amounts funded within this facility are now included within warehouse facilities. See Notes 2(F) and 11 for additional information on securitizations and non-recourse notes payable.

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
Ending Managed Receivables by Major Credit Grade

	As of February 28 or 29
(In millions)	2017 (1)	% (2)	2016 (1)	% (2)
A	$5,223.4	48.9	$4,666.6	48.6
B	3,739.4	35.0	3,400.1	35.4
C and other	1,718.5	16.1	1,526.9	16.0
Total ending managed receivables	$10,681.3	100.0	$9,593.6	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28 or 29
(In millions)	2017	% (1)	2016	% (1)
Balance as of beginning of year	$94.9	0.99	$81.7	0.97
Charge-offs	(230.7)		(180.6)
Recoveries	108.8		92.6
Provision for loan losses	150.6		101.2
Balance as of end of year	$123.6	1.16	$94.9	0.99

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of February 28 or 29
(In millions)	2017	% (1)	2016	% (1)
Total ending managed receivables	$10,681.3	100.0	$9,593.6	100.0

Delinquent loans:
31-60 days past due	$211.0	2.0	$171.0	1.8
61-90 days past due	93.5	0.9	69.1	0.7
Greater than 90 days past due	26.5	0.2	22.7	0.2
Total past due	$331.0	3.1	$262.8	2.7

(1)	Percent of total ending managed receivables.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $2.7 million will be reclassified from AOCL as a decrease to CAF income.

As of February 28, 2017 and February 29, 2016, we had interest rate swaps outstanding with a combined notional amount of $2.03 billion and $2.42 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of February 28 or 29
	2017		2016
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$2,997	$(509)	$587	$(8,024)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	As of February 28 or 29
(In thousands)	2017	2016	2015
Derivatives designated as accounting hedges:
Gain (loss) recognized in AOCL (1)	$9,878	$(20,715)	$(5,847)
Loss reclassified from AOCL into CAF income (1)	$(11,038)	$(8,277)	$(8,118)
Loss recognized in CAF income (2)	$—	$(439)	$—

(1)	Represents the effective portion.

(2)	Represents the ineffective portion.

6.	FAIR VALUE MEASUREMENTS
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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$397,994	$—	$397,994
Mutual fund investments	16,519	—	16,519
Derivative instruments	—	2,997	2,997
Total assets at fair value	$414,513	$2,997	$417,510

Percent of total assets at fair value	99.3%	0.7%	100.0%
Percent of total assets	2.5%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(509)	$(509)
Total liabilities at fair value	$—	$(509)	$(509)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$439,943	$—	$439,943
Mutual fund investments	13,622	—	13,622
Derivative instruments	—	587	587
Total assets at fair value	$453,565	$587	$454,152

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	3.1%	—%	3.1%

Liabilities:
Derivative instruments	$—	$(8,024)	$(8,024)
Total liabilities at fair value	$—	$(8,024)	$(8,024)

Percent of total liabilities	—%	0.1%	0.1%

There were no transfers between Levels 1 and 2 for the years ended February 28, 2017 and February 29, 2016. As of February 28, 2017 and February 29, 2016, we had no level 3 assets.

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2017 and February 29, 2016, respectively, are as follows:

(In thousands)	As of February 28, 2017	As of February 29, 2016
Carrying value	$500,000	$—
Fair value	$499,518	$—

7.	PROPERTY AND EQUIPMENT

	As of February 28 or 29
(In thousands)	2017	2016
Land	$627,784	$510,068
Land held for development	98,216	85,127
Buildings	1,934,730	1,650,168
Leasehold improvements	193,972	174,495
Furniture, fixtures and equipment	525,177	443,050
Construction in progress	179,891	224,109
Total property and equipment	3,559,770	3,087,017
Less accumulated depreciation and amortization	1,041,377	925,319
Property and equipment, net	$2,518,393	$2,161,698

Land held for development represents land owned for potential store growth.  Depreciation expense was $140.7 million in fiscal 2017, $127.0 million in fiscal 2016 and $105.7 million in fiscal 2015.

8.	CANCELLATION RESERVES
We recognize revenue for EPP products, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.  Cancellations of these services may result from early termination by the customer, or default or prepayment on the finance contract.  The reserve for cancellations is evaluated for each product, and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.
Cancellation Reserves

	As of February 28 or 29
(In millions)	2017	2016
Balance as of beginning of year	$110.2	$94.4
Cancellations	(66.1)	(61.3)
Provision for future cancellations	64.1	77.1
Balance as of end of year	$108.2	$110.2

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2017 and February 29, 2016, the current portion of cancellation reserves was $56.4 million and $54.4 million, respectively.

9.	INCOME TAXES
Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Current:
Federal	$332,466	$324,096	$329,211
State	44,645	45,183	47,061
Total	377,111	369,279	376,272
Deferred:
Federal	4,098	16,398	(3,499)
State	(1,774)	839	(800)
Total	2,324	17,237	(4,299)
Income tax provision	$379,435	$386,516	$371,973

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.7	3.2	3.4
Nondeductible and other items	0.1	0.2	0.2
Credits	(0.1)	(0.1)	(0.2)
Effective income tax rate	37.7%	38.3%	38.4%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28 or 29
(In thousands)	2017	2016
Deferred tax assets:
Accrued expenses	$59,639	$60,341
Partnership basis	106,176	97,586
Stock compensation	69,621	56,606
Derivatives	408	8,320
Capital loss carry forward	1,249	1,807
Total deferred tax assets	237,093	224,660
Less: valuation allowance	(1,249)	(1,807)
Total deferred tax assets after valuation allowance	235,844	222,853
Deferred tax liabilities:
Prepaid expenses	21,148	19,496
Property and equipment	52,266	32,691
Inventory	11,468	8,804
Total deferred tax liabilities	84,882	60,991
Net deferred tax asset	$150,962	$161,862

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the availability of loss carrybacks and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2017, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Balance at beginning of year	$26,771	$24,951	$26,330
Increases for tax positions of prior years	2,651	125	1,549
Decreases for tax positions of prior years	(216)	(853)	(5,999)
Increases based on tax positions related to the current year	4,380	5,256	5,467
Settlements	(16)	(830)	(612)
Lapse of statute	(3,615)	(1,878)	(1,784)
Balance at end of year	$29,955	$26,771	$24,951

As of February 28, 2017, we had $30.0 million of gross unrecognized tax benefits, $9.4 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 29, 2016, we had $26.8 million of gross unrecognized tax benefits, $10.3 million of which, if recognized, would affect our effective tax rate.  As of February 28,

2015, we had $25.0 million of gross unrecognized tax benefits, $9.6 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $2.7 million, $2.0 million and $1.4 million as of February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2014.

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

Benefit Plan Information

	As of February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Plan assets	$139,502	$121,746	$—	$—	$139,502	$121,746
Projected benefit obligation	218,284	201,715	10,822	10,662	229,106	212,377
Funded status recognized	$(78,782)	$(79,969)	$(10,822)	$(10,662)	$(89,604)	$(90,631)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(467)	$(459)	$(467)	$(459)
Noncurrent liability	(78,782)	(79,969)	(10,355)	(10,203)	(89,137)	(90,172)
Net amount recognized	$(78,782)	$(79,969)	$(10,822)	$(10,662)	$(89,604)	$(90,631)

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan			Total
(In thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Total net pension expense	$330	$847	$363	$481	$456	$453	$811	$1,303	$816
Total net actuarial loss (gain) (1)	$17	$(1,786)	$33,286	$228	$(428)	$840	$245	$(2,214)	$34,126

(1)	Changes recognized in Accumulated Other Comprehensive Loss

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, and employer contributions, which increase plan assets, were not material in fiscal 2017 or 2016. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2018, we anticipate that $1.8 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to make contributions of $2.1 million to the pension plan in fiscal 2018. We expect the pension plan to make benefit payments of approximately $3.5 million for each of the next two fiscal years, and $4.5 million for each of the subsequent three fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.5 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28 or 29
	Pension Plan		Restoration Plan
	2017	2016	2017	2016
Discount rate (1)	4.25%	4.50%	4.25%	4.50%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2017 and fiscal 2016.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2017	2016	2015	2017	2016	2015
Discount rate (1)	4.50%	4.00%	4.55%	4.50%	4.00%	4.55%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—%	—%	—%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2017, fiscal 2016 and fiscal 2015.

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

Fair Value of Plan Assets And Fair Value Hierarchy

	As of February 28 or 29
(In thousands)	2017	2016
Mutual funds (Level 1):
Equity securities	$89,739	$78,951
Equity securities – international	17,139	15,771
Fixed income securities	31,700	25,978
Collective funds (Level 2):
Short-term investments	986	1,096
Investment payables, net	(62)	(50)
Total	$139,502	$121,746

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are composed of mutual funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2018.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers. Within the fair value hierarchy (see Note 6), the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value. The collective funds are public investment vehicles valued using a NAV. The collective funds may be liquidated with minimal restrictions and are classified as Level 2.

(B)	Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $32.8 million in fiscal 2017, $29.8 million in fiscal 2016 and $27.9 million in fiscal 2015.

(C)	Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2017, fiscal 2016 and fiscal 2015.

(D)	Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2017, fiscal 2016 and fiscal 2015.

11.	DEBT

	As of February 28 or 29
(In thousands)	2017	2016
Revolving credit facility	$155,062	$415,428
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	—
4.17% Senior notes due 2026	200,000	—
4.27% Senior notes due 2028	200,000	—
Finance and capital lease obligations	496,136	414,654
Non-recourse notes payable	10,742,425	9,527,750
Total debt	12,193,623	10,657,832
Less: current portion	(343,266)	(315,509)
Less: unamortized debt issuance costs	(23,919)	(21,665)
Long-term debt, net	$11,826,438	$10,320,658

In connection with our adoption of ASU 2015-03 in fiscal 2017, we have presented all debt issuance costs, with the exception of those related to our revolving credit facility, as a reduction of the carrying amount of the related debt liability. Prior period amounts have been reclassified to conform to the current year’s presentation.

Revolving Credit Facility.  We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of February 28, 2017, the unused capacity of $1.04 billion was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.74% in fiscal 2017, 1.46% in fiscal 2016 and 1.56% in fiscal 2015.

Term Loan.  We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates (1.78% as of February 28, 2017) based on the LIBOR rate, the federal funds rate, or the prime rate and interest is payable monthly.  As of February 28, 2017, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes. We have entered into an interest rate derivative contract, which will expire in November 2017, to manage our exposure to variable interest rates associated with this term loan.

Senior Notes.  During fiscal 2017, we issued an aggregate of $500 million principal amount of senior unsecured notes, due 2023, 2026 and 2028, in a private placement to certain accredited investors. As of February 28, 2017, $500 million of senior unsecured notes were outstanding and were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and, therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009.   In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. See Note 15 for information on future minimum lease obligations.

Non-Recourse Notes Payable.  The non-recourse notes payable relate to auto loan receivables funded through term securitizations and our warehouse facilities.  The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto loan receivables.  The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of February 28, 2017, $9.12 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through July 2023, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of February 28, 2017, $1.62 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  During fiscal 2017, we increased the combined limit of our warehouse facilities by $300 million. As of February 28, 2017, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $1.18 billion.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2017 and $1.50 billion will expire in February 2018.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on the related auto loan receivables.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2017, fiscal 2016 and fiscal 2015, we capitalized interest of $11.2 million, $9.2 million, and $8.9 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization and warehouse facility agreements contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2017, we were in compliance with all financial covenants and our securitizations and warehouse facilities were in compliance with the related performance triggers.

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
As of February 28, 2017, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.59 billion was available for purchase under the board’s outstanding authorization, which includes an additional $750 million authorized during fiscal 2017. Also during fiscal 2017, the board removed the expiration date of the outstanding repurchase authorizations.

 Common Stock Repurchases

	Years Ended February 28 or 29
	2017	2016	2015
Number of shares repurchased (in thousands)	10,262.5	16,300.1	17,511.0
Average cost per share	$54.34	$59.59	$52.13
Available for repurchase, as of end of year (in millions)	$1,590.4	$1,398.0	$2,369.3

(C)	Stock Incentive Plans
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

As of February 28, 2017, a total of 55,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 9,165,743 as of that date.

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

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  The stock options generally vest annually in equal amounts over 4 years.  These options expire 7 years after the date of the grant.

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

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from date of grant.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.

(D)	Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Cost of sales	$4,446	$1,243	$4,236
CarMax Auto Finance income	3,200	1,458	5,898
Selling, general and administrative expenses	85,393	49,725	73,020
Share-based compensation expense, before income taxes	$93,039	$52,426	$83,154

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Nonqualified stock options	$37,547	$25,399	$28,954
Cash-settled restricted stock units	38,239	11,913	38,539
Stock-settled market stock units	12,035	10,589	13,299
Stock-settled performance stock units	2,074	1,919	—
Employee stock purchase plan	1,443	1,349	1,274
Restricted stock	1,701	1,257	1,088
Share-based compensation expense, before income taxes	$93,039	$52,426	$83,154

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2017
(Costs in millions)	Unrecognized Compensation Costs	Weighted Average Remaining Recognition Life (Years)
Nonqualified stock options	$33.3	2.3
Stock-settled market stock units	11.5	1.0
Stock-settled performance stock units	2.2	1.7
Restricted stock to non-employee directors	1.0	1.4
Total	$48.0	1.9

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2017, February 29, 2016 or February 28, 2015.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2016	7,322	$44.67
Options granted	2,346	51.97
Options exercised	(1,887)	31.73
Options forfeited or expired	(28)	58.55
Outstanding as of February 28, 2017	7,753	$50.00	4.4	$124,513

Exercisable as of February 28, 2017	3,178	$43.12	3.2	$71,001

Stock Option Information

	Years Ended February 28 or 29
	2017	2016	2015
Options granted	2,345,528	1,408,427	2,056,789
Weighted average grant date fair value per share	$14.25	$20.53	$13.28
Cash received from options exercised (in millions)	$59.9	$47.0	$89.8
Intrinsic value of options exercised (in millions)	$52.6	$70.4	$153.3
Realized tax benefits (in millions)	$21.2	$28.2	$61.7

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

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2017			2016			2015
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	29.3%	-	34.8%	25.8%	-	31.8%	25.2%	-	32.7%
Weighted average expected volatility			30.7%			30.6%			31.8%
Risk-free interest rate (2)	0.12%	-	2.4%	—%	-	2.1%	0.01%	-	2.7%
Expected term (in years) (3)			4.6			4.7			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	1,320	$52.70
Stock units granted	632	$51.63
Stock units vested and converted	(437)	$43.04
Stock units cancelled	(109)	$54.93
Outstanding as of February 28, 2017	1,406	$55.05

Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2017	2016	2015
Stock units granted	632,261	418,281	587,990
Initial weighted average grant date fair value per share	$51.63	$73.76	$44.96
Payments (before payroll tax withholdings) upon
vesting (in millions)	$23.5	$33.6	$21.8
Realized tax benefits (in millions)	$9.5	$13.5	$8.8

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2017
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2018	$15,496	$41,322
Fiscal 2019	18,419	49,117
Fiscal 2020	19,803	52,808
Total expected cash settlements	$53,718	$143,247

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	543	$60.90
Stock units granted	174	$64.30
Stock units vested and converted	(210)	$51.89
Stock units cancelled	(3)	$72.29
Outstanding as of February 28, 2017	504	$65.74

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2017	2016	2015
Stock units granted	174,211	109,956	249,801
Weighted average grant date fair value per share	$64.30	$89.73	$55.48
Realized tax benefits (in millions)	$5.3	$17.0	$8.1

Stock-Settled Performance Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	66	$72.58
Stock units granted	83	$51.63
Stock units vested and converted	—	$—
Stock units cancelled	—	$—
Outstanding as of February 28, 2017	149	$60.94

Stock-Settled Performance Stock Unit Information

	Years Ended February 28 or 29
	2017	2016	2015
Stock units granted	83,032	66,446	—
Weighted average grant date fair value per share	$51.63	$72.58	$—

Restricted Stock Awards Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2016	17	$68.16
Stock units granted	50	$50.94
Stock units vested and converted	(17)	$68.16
Stock units cancelled	—	—
Outstanding as of February 28, 2017	50	$50.94

Restricted Stock Awards Information

	Years Ended February 28 or 29
	2017	2016	2015
Restricted stock granted	50,497	19,070	22,860
Weighted average grant date fair value per share	$50.94	$68.16	$51.18
Realized tax benefits (in millions)	$0.3	$0.7	$—

During fiscal 2017, in connection with the retirement of our former CEO, Thomas J. Folliard, the board of directors modified certain equity awards previously granted to him. This modification effectively provided Mr. Folliard retirement treatment under the terms of the awards, notwithstanding that he was younger than 55 years old. In addition, the awards granted to Mr. Folliard in April 2016 effectively provided him retirement treatment, thus full expense recognition at the grant date. These events resulted in approximately $10 million of incremental share-based compensation expense in fiscal 2017.

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

	Years Ended February 28 or 29
	2017	2016	2015
Shares purchased on the open market	198,053	176,595	184,390
Average purchase price per share	$55.46	$59.93	$52.18

As of February 28, 2017, a total of 3,165,635 shares remained available under the plan. The total costs for matching contributions are included in share-based compensation expense.

13.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2017	2016	2015
Net earnings	$626,970	$623,428	$597,358

Weighted average common shares outstanding	190,343	203,275	215,617
Dilutive potential common shares:
Stock options	1,379	1,676	2,369
Stock-settled restricted stock units	493	589	705
Weighted average common shares and dilutive
potential common shares	192,215	205,540	218,691

Basic net earnings per share	$3.29	$3.07	$2.77
Diluted net earnings per share	$3.26	$3.03	$2.73

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2017, fiscal 2016 and fiscal 2015, options to purchase 2,874,788 shares, 1,243,383 shares and 1,409,809 shares of common stock, respectively, were not included.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2014	$(38,715)	$(7,556)	$(46,271)
Other comprehensive loss before reclassifications	(21,358)	(3,535)	(24,893)
Amounts reclassified from accumulated other
comprehensive loss	853	4,920	5,773
Other comprehensive (loss) income	(20,505)	1,385	(19,120)
Balance as of February 28, 2015	(59,220)	(6,171)	(65,391)
Other comprehensive income (loss) before reclassifications	1,462	(12,578)	(11,116)
Amounts reclassified from accumulated other
comprehensive loss	1,288	5,023	6,311
Other comprehensive income (loss)	2,750	(7,555)	(4,805)
Balance as of February 29, 2016	(56,470)	(13,726)	(70,196)
Other comprehensive (loss) income before reclassifications	(19)	5,991	5,972
Amounts reclassified from accumulated other
comprehensive loss	968	6,701	7,669
Other comprehensive income	949	12,692	13,641
Balance as of February 28, 2017	$(55,521)	$(1,034)	$(56,555)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Retirement Benefit Plans (Note 10):
Actuarial (loss) gain arising during the year	$(246)	$2,214	$(34,126)
Tax benefit (expense)	227	(752)	12,768
Actuarial (loss) gain arising during the year, net of tax	(19)	1,462	(21,358)
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	637	835	558
CarMax Auto Finance income	37	49	31
Selling, general and administrative expenses	872	1,173	772
Total amortization reclassifications recognized in net pension expense	1,546	2,057	1,361
Tax expense	(578)	(769)	(508)
Amortization reclassifications recognized in net
pension expense, net of tax	968	1,288	853
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	949	2,750	(20,505)

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	9,878	(20,715)	(5,847)
Tax (expense) benefit	(3,887)	8,137	2,312
Effective portion of changes in fair value, net of tax	5,991	(12,578)	(3,535)
Reclassifications to CarMax Auto Finance income	11,038	8,277	8,118
Tax expense	(4,337)	(3,254)	(3,198)
Reclassification of hedge losses, net of tax	6,701	5,023	4,920
Net change in cash flow hedge unrecognized losses, net of tax	12,692	(7,555)	1,385
Total other comprehensive income (loss), net of tax	$13,641	$(4,805)	$(19,120)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $33.8 million as of February 28, 2017 and $42.4 million as of February 29, 2016.

15.	LEASE COMMITMENTS
Our leases primarily consist of land or land and building leases related to CarMax store locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term for most real property leases is typically 5 to 20 years, with renewal options of 5 to 20 years, and may include rent escalation clauses.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $49.4 million in fiscal 2017, $46.9 million in fiscal 2016 and $44.6 million in fiscal 2015.  See Note 11 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2017
			Operating
	Capital	Finance	Lease
(In thousands)	Lease (1)	Leases (1)	Commitments (1)
Fiscal 2018	$2,422	$48,908	$47,474
Fiscal 2019	2,463	49,263	49,197
Fiscal 2020	2,505	49,183	47,629
Fiscal 2021	2,587	44,019	44,665
Fiscal 2022	2,659	42,293	42,158
Fiscal 2023 and thereafter	11,537	819,645	538,390
Total minimum lease payments	24,173	$1,053,311	$769,513
Less amounts representing interest	(5,557)
Present value of net minimum lease payments	$18,616

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2017	2016	2015
Cash paid for interest	$55,139	$34,319	$24,183
Cash paid for income taxes	$371,227	$319,978	$346,865
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(6,280)	$16,222	$3,698
Increase in finance and capital lease obligations	$90,517	$103,233	$11,697

17.	COMMITMENTS AND CONTINGENCIES

(A)	Litigation
CarMax entities are defendants in three proceedings asserting wage and hour claims with respect to CarMax sales consultants in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.3 million as of February 28, 2017 and $6.1 million as of February 29, 2016, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2017, we have material purchase obligations of $145.4 million, of which $66.3 million are expected to be fulfilled in fiscal 2018.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2017	2017 (1)	2017	2017	2017
Net sales and operating revenues	$4,126,386	$3,997,248	$3,701,524	$4,049,960	$15,875,118
Gross profit	$572,637	$545,362	$503,135	$562,160	$2,183,294
CarMax Auto Finance income	$100,758	$95,969	$89,359	$82,898	$368,984
Selling, general and administrative
expenses	$380,230	$366,126	$356,735	$385,413	$1,488,504
Net earnings	$175,360	$162,362	$136,645	$152,603	$626,970
Net earnings per share:
Basic	$0.91	$0.85	$0.72	$0.82	$3.29
Diluted	$0.90	$0.84	$0.72	$0.81	$3.26

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2016	2016 (2)	2016	2016	2016
Net sales and operating revenues	$4,014,888	$3,884,913	$3,544,069	$3,705,805	$15,149,675
Gross profit	$543,794	$521,370	$464,331	$489,265	$2,018,760
CarMax Auto Finance income	$109,108	$98,279	$92,316	$92,333	$392,036
Selling, general and administrative
expenses	$349,779	$330,784	$337,512	$333,860	$1,351,935
Net earnings	$181,974	$172,228	$128,199	$141,027	$623,428
Net earnings per share:
Basic	$0.87	$0.83	$0.64	$0.72	$3.07
Diluted	$0.86	$0.82	$0.63	$0.71	$3.03

(1)	During the second quarter of fiscal 2017, we increased SG&A expenses by $10.9 million, before tax, due to the modification of certain awards granted to our recently retired chief executive officer.

(2)	During the second quarter of fiscal 2016, we increased service department gross profits by $10.4 million, before tax, due to a change in the timing of our recognition of reconditioning overhead costs.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.
PART III
With the exception of the information incorporated by reference from our 2017 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2017 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2017 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2017 Proxy Statement.
The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2017 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2017 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2017 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” in our 2017 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2017 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2017 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2017 Proxy Statement.
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

3.	Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Form 10-K.

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.
Item 16.  Form 10-K Summary.
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ THOMAS W. REEDY
	William D. Nash		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 21, 2017		April 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
Chief Executive Officer and Director	Director
April 21, 2017	April 21, 2017

/s/ THOMAS W. REEDY	/s/ W. ROBERT GRAFTON *
Thomas W. Reedy	W. Robert Grafton
Executive Vice President and Chief Financial Officer	Director
April 21, 2017	April 21, 2017

/s/ JILL A. LIVESAY	/s/ EDGAR H. GRUBB *
Jill A. Livesay	Edgar H. Grubb
Vice President and Chief Accounting Officer	Director
April 21, 2017	April 21, 2017

/s/ RONALD E. BLAYLOCK *	/s/ MARCELLA SHINDER *
Ronald E. Blaylock	Marcella Shinder
Director	Director
April 21, 2017	April 21, 2017

/s/ ALAN B. COLBERG *	/s/ JOHN T. STANDLEY *
Alan B. Colberg	John T. Standley
Director	Director
April 21, 2017	April 21, 2017

/s/ THOMAS J. FOLLIARD *	/s/ MITCHELL D. STEENROD *
Thomas J. Folliard	Mitchell D. Steenrod
Director	Director
April 21, 2017	April 21, 2017

/s/ RAKESH GANGWAL *	/s/ WILLIAM R. TIEFEL *
Rakesh Gangwal	William R. Tiefel
Director	Director
April 21, 2017	April 21, 2017

/s/ JEFFREY E. GARTEN *
Jeffrey E. Garten
Director
April 21, 2017

*By:	/s/ THOMAS W. REEDY
Thomas W. Reedy
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Thomas W. Reedy, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.

Index to Exhibits

3.1
CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2
CarMax, Inc. Bylaws, as amended and restated September 1, 2016, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference.

10.1
CarMax, Inc. Severance Agreement for Executive Officer, dated September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.2
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.3
CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.4
CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.5
CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.6
CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.7
CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.8
CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9
CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2017, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference. *

10.10
CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.11
CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.12
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 28, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed July 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.13
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.14
CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 23, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 9, 2009 (File No. 1-31420), is incorporated by this reference.

10.15
Credit Agreement dated August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), is incorporated by this reference.

10.16
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.17
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.18
Amended Notice of Market Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.19
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.6 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.20
Amended Notice of Performance Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.7 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.21
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.22
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.23
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.24
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.25
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.26
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.27
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.28
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.29
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.30
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.31
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.32
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.33
Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.34
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.35
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.36
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.37
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.38
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.39
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.40
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.41
Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.42
Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.43
Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.44
Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.45
Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

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

Certain instruments defining rights of holders of long-term debt of the company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Upon request, the company agrees to furnish to the Securities and Exchange Commission copies of such instruments.