Form 10-Q
period 2017-05-31
CARMAX INC
filed 2017-07-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2017
Common Stock, par value $0.50	183,247,390

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2017	%(1)	2016	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,843,373	84.6	$3,428,974	83.1
Wholesale vehicle sales	553,390	12.2	567,741	13.8
Other sales and revenues	145,571	3.2	129,671	3.1
NET SALES AND OPERATING REVENUES	4,542,334	100.0	4,126,386	100.0
Cost of sales	3,893,396	85.7	3,553,749	86.1
GROSS PROFIT	648,938	14.3	572,637	13.9
CARMAX AUTO FINANCE INCOME	109,363	2.4	100,758	2.4
Selling, general and administrative expenses	403,503	8.9	380,230	9.2
Interest expense	16,838	0.4	11,088	0.3
Other income	(93)	—	(616)	—
Earnings before income taxes	338,053	7.4	282,693	6.9
Income tax provision	126,351	2.8	107,333	2.6
NET EARNINGS	$211,702	4.7	$175,360	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	185,200		193,531
Diluted	186,859		195,253
NET EARNINGS PER SHARE:
Basic	$1.14		$0.91
Diluted	$1.13		$0.90

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2017	2016
NET EARNINGS	$211,702	$175,360
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	274	249
Net change in cash flow hedge unrecognized losses	(1,948)	3,122
Other comprehensive (loss) income, net of taxes	(1,674)	3,371
TOTAL COMPREHENSIVE INCOME	$210,028	$178,731

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,080	$38,416
Restricted cash from collections on auto loan receivables	385,692	380,353
Accounts receivable, net	104,745	152,388
Inventory	2,148,247	2,260,563
Other current assets	35,780	41,910
TOTAL CURRENT ASSETS	2,734,544	2,873,630
Auto loan receivables, net	10,892,844	10,596,076
Property and equipment, net	2,557,506	2,518,393
Deferred income taxes	145,265	150,962
Other assets	145,530	140,295
TOTAL ASSETS	$16,475,689	$16,279,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$510,574	$494,989
Accrued expenses and other current liabilities	203,211	266,128
Accrued income taxes	103,588	1,404
Short-term debt	693	62
Current portion of finance and capital lease obligations	9,772	9,491
Current portion of non-recourse notes payable	338,832	333,713
TOTAL CURRENT LIABILITIES	1,166,670	1,105,787
Long-term debt, excluding current portion	797,666	952,562
Finance and capital lease obligations, excluding current portion	484,394	486,645
Non-recourse notes payable, excluding current portion	10,643,810	10,387,231
Other liabilities	231,021	238,551
TOTAL LIABILITIES	13,323,561	13,170,776

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 183,872,908 and 186,548,602 shares issued and outstanding as of May 31, 2017 and February 28, 2017, respectively	91,936	93,274
Capital in excess of par value	1,184,661	1,188,578
Accumulated other comprehensive loss	(58,229)	(56,555)
Retained earnings	1,933,760	1,883,283
TOTAL SHAREHOLDERS’ EQUITY	3,152,128	3,108,580
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,475,689	$16,279,356

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net earnings	$211,702	$175,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,894	40,801
Share-based compensation expense	18,726	31,437
Provision for loan losses	28,579	26,591
Provision for cancellation reserves	17,113	18,692
Deferred income tax provision	6,782	7,374
Other	621	268
Net decrease (increase) in:
Accounts receivable, net	47,643	29,630
Inventory	112,316	67,038
Other current assets	5,451	(4,031)
Auto loan receivables, net	(325,347)	(343,067)
Other assets	809	399
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	52,673	69,114
Other liabilities	(29,469)	(31,999)
NET CASH PROVIDED BY OPERATING ACTIVITIES	191,493	87,607
INVESTING ACTIVITIES:
Capital expenditures	(79,416)	(97,463)
Increase in restricted cash from collections on auto loan receivables	(5,339)	(20,327)
Increase in restricted cash in reserve accounts	(6,308)	(3,101)
Release of restricted cash from reserve accounts	3,344	41
Purchases of money market securities, net	(1,824)	(289)
Purchases of trading securities	(1,055)	(2,355)
Sales of trading securities	238	244
NET CASH USED IN INVESTING ACTIVITIES	(90,360)	(123,250)
FINANCING ACTIVITIES:
Increase in short-term debt, net	631	827
Proceeds from issuances of long-term debt	762,000	1,093,800
Payments on long-term debt	(917,000)	(1,208,800)
Cash paid for debt issuance costs	(2,920)	(4,680)
Payments on finance and capital lease obligations	(2,268)	(3,040)
Issuances of non-recourse notes payable	2,410,000	2,259,000
Payments on non-recourse notes payable	(2,149,135)	(1,952,428)
Repurchase and retirement of common stock	(187,385)	(137,989)
Equity issuances	6,608	4,134
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(79,469)	50,824
Increase in cash and cash equivalents	21,664	15,181
Cash and cash equivalents at beginning of year	38,416	37,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,080	$52,575

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

2.    Accounting Policies

Basis of Presentation and Use of Estimates.  The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

In connection with our adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 during the current fiscal year, cash flows related to excess tax benefits from share-based payment arrangements are now classified as operating activities, rather than financing activities, in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents.  Cash equivalents of approximately $34.4 million as of May 31, 2017, and $0.3 million as of February 28, 2017, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $385.7 million as of May 31, 2017, and $380.4 million as of February 28, 2017, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to the term securitization and warehouse facility investors pursuant to the applicable agreements.

Financing and Securitization Transactions.  We maintain a revolving funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through a term securitization or alternative funding arrangement at a later date.  We sell the auto loan receivables to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the related receivables.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $1.08 billion and $1.04 billion as of May 31, 2017 and February 28, 2017, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $55.7 million as of May 31, 2017, and $52.8 million as of February 28, 2017.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $74.1 million as of May 31, 2017, and $70.8 million as of February 28, 2017.

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

Recent Accounting Pronouncements.
Effective in the Current Period.
In July 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-11), which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (“NRV”) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. We adopted this pronouncement for our fiscal year beginning March 1, 2017, and it did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-09) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The standard also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. We adopted this pronouncement for our fiscal year beginning March 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $2.4 million recorded as a reduction to the income tax provision during the three months ended May 31, 2017. The provisions related to the presentation of excess tax benefits on the consolidated statements of cash flows were applied retrospectively, resulting in an increase in cash provided by operating activities and a decrease in cash provided by financing activities of $2.2 million for the three months ended May 31, 2016. We elected to continue estimating forfeitures of share-based awards, and none of the other provisions of the pronouncement had a material effect on our consolidated financial statements.

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

While we continue to assess all potential impacts of this standard, we generally do not expect adoption of the standard to have a material impact on our consolidated financial statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable and we do not anticipate significant changes to the assessment of such performance obligations or the timing of our revenue recognition upon adoption of the new standard. Our primary business processes are consistent with the principles contained in the ASU, and we do not expect significant changes to those processes, our internal controls or systems. The standard is expected to have an impact on the way we account for sales returns on our consolidated balance sheets. We are still evaluating the impact of the new standard on our financial statement disclosures as well as our planned transition approach.

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

In May 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-09) to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Accounting Standards Codification Topic 718. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018 and will consider the impact that this standard may have on future share-based payment award changes, should they occur.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$206.7	7.6	$184.1	7.6
Interest expense	(49.0)	(1.8)	(39.4)	(1.6)
Total interest margin	157.7	5.8	144.7	5.9
Provision for loan losses	(28.6)	(1.1)	(26.6)	(1.1)
Total interest margin after provision for loan losses	129.1	4.8	118.1	4.8

Direct expenses:
Payroll and fringe benefit expense	(8.5)	(0.3)	(7.6)	(0.3)
Other direct expenses	(11.2)	(0.4)	(9.7)	(0.4)
Total direct expenses	(19.7)	(0.7)	(17.3)	(0.7)
CarMax Auto Finance income	$109.4	4.0	$100.8	4.1

Total average managed receivables	$10,829.5		$9,745.0

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $11.00 billion as of May 31, 2017 and $10.74 billion as of February 28, 2017. See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2017	2017
Term securitizations	$8,642.5	$8,784.7
Warehouse facilities	2,022.0	1,624.0
Overcollateralization (1)	233.7	211.4
Other managed receivables (2)	85.1	61.2
Total ending managed receivables	10,983.3	10,681.3
Accrued interest and fees	45.3	38.5
Other	(6.0)	(0.1)
Less allowance for loan losses	(129.8)	(123.6)
Auto loan receivables, net	$10,892.8	$10,596.1

(1)	Represents receivables restricted as excess collateral for the warehouse facilities and term securitizations.

(2)	Other managed receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2017 (1)	% (2)	2017 (1)	% (2)
A	$5,362.5	48.8	$5,223.4	48.9
B	3,878.0	35.3	3,739.4	35.0
C and other	1,742.8	15.9	1,718.5	16.1
Total ending managed receivables	$10,983.3	100.0	$10,681.3	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2017	% (1)	2016	% (1)
Balance as of beginning of period	$123.6	1.16	$94.9	0.99
Charge-offs	(54.1)		(45.8)
Recoveries	31.7		28.3
Provision for loan losses	28.6		26.6
Balance as of end of period	$129.8	1.18	$104.0	1.05

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2017	% (1)	2017	% (1)
Total ending managed receivables	$10,983.3	100.0	$10,681.3	100.0
Delinquent loans:
31-60 days past due	$219.7	2.0	$211.0	2.0
61-90 days past due	91.7	0.8	93.5	0.9
Greater than 90 days past due	27.0	0.3	26.5	0.2
Total past due	$338.4	3.1	$331.0	3.1

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $3.7 million will be reclassified from AOCL as a decrease to CAF income.

As of May 31, 2017 and February 28, 2017, we had interest rate swaps outstanding with a combined notional amount of $2.22 billion and $2.03 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of May 31, 2017		As of February 28, 2017
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$577	$(3,739)	$2,997	$(509)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended
	May 31
(In thousands)	2017	2016
Derivatives designated as accounting hedges:
(Loss) gain recognized in AOCL (1)	$(4,226)	$2,331
Loss reclassified from AOCL into CAF income (1)	$(1,013)	$(2,813)

(1)	Represents the effective portion.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$410,764	$—	$410,764
Mutual fund investments	17,813	—	17,813
Derivative instruments	—	577	577
Total assets at fair value	$428,577	$577	$429,154

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	2.6%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(3,739)	$(3,739)
Total liabilities at fair value	$—	$(3,739)	$(3,739)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$397,994	$—	$397,994
Mutual fund investments	16,519	—	16,519
Derivative instruments	—	2,997	2,997
Total assets at fair value	$414,513	$2,997	$417,510

Percent of total assets at fair value	99.3%	0.7%	100.0%
Percent of total assets	2.5%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(509)	$(509)
Total liabilities at fair value	$—	$(509)	$(509)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three months ended May 31, 2017. As of May 31, 2017 and February 28, 2017 we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2017 and February 28, 2017, respectively, are as follows:

(In thousands)	As of May 31, 2017	As of February 28, 2017
Carrying value	$500,000	$500,000
Fair value	$509,255	$499,518

7.    Cancellation Reserves

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2017	2016
Balance as of beginning of period	$108.2	$110.2
Cancellations	(16.3)	(16.4)
Provision for future cancellations	17.1	18.7
Balance as of end of period	$109.0	$112.5

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2017 and February 28, 2017, the current portion of cancellation reserves was $56.9 million and $56.4 million, respectively.

8.    Income Taxes

We had $29.9 million of gross unrecognized tax benefits as of May 31, 2017, and $30.0 million as of February 28, 2017.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2017, as all activity was related to positions taken on tax returns previously filed or intended to be filed in the current fiscal year.

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

Net Pension Expense

	Three Months Ended May 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Net pension expense	$52	$82	$117	$120	$169	$202

Net pension expense includes actuarial loss amortization of $0.5 million and $0.4 million for the three months ended May 31, 2017 and 2016, respectively. We made no contributions to the pension plan during the three months ended May 31, 2017. We expect to make contributions of $2.1 million to the pension plan during the remainder of fiscal 2018.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2017.

10.    Debt

	As of May 31	As of February 28
(In thousands)	2017	2017
Revolving credit facility	$693	$155,062
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	494,166	496,136
Non-recourse notes payable	11,003,290	10,742,425
Total debt	12,298,149	12,193,623
Less: current portion	(349,297)	(343,266)
Less: unamortized debt issuance costs	(22,982)	(23,919)
Long-term debt, net	$11,925,870	$11,826,438

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of May 31, 2017, the unused capacity of $1,199.3 million was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of May 31, 2017, $300 million remained outstanding and was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract, which will expire in November 2017, to manage our exposure to variable interest rates associated with this term loan.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of May 31, 2017, which are due in 2023, 2026 and 2028. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

As of May 31, 2017, $8.98 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through October 2023, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2017, $2.02 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of May 31, 2017, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $778.0 million.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2017 and $1.50 billion will expire in February 2018.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2017 and 2016, we capitalized interest of $1.7 million and $2.6 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization and warehouse facility agreements contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2017, we were in compliance with all financial covenants and our term securitizations and warehouse facilities were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2017, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.41 billion was available for repurchase, with no expiration date, under the board's outstanding authorization.

Common Stock Repurchases

	Three Months Ended
	May 31
	2017	2016
Number of shares repurchased (in thousands)	3,034.7	2,569.6
Average cost per share	$60.00	$51.39
Available for repurchase, as of end of period (in millions)	$1,408.3	$1,266.0

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

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For grants prior to fiscal 2018, the conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes at the end of the three-year period. For the fiscal 2018 grants, the conversion ratio is based on reaching certain target levels set by the board of directors for cumulative three-year diluted earnings per share as adjusted to exclude income taxes. The resulting quotients are subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. PSUs do not have voting rights.

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from date of grant.  Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2017	2016
Cost of sales	$227	$1,360
CarMax Auto Finance income	820	904
Selling, general and administrative expenses	18,093	29,583
Share-based compensation expense, before income taxes	$19,140	$31,847

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2017	2016
Nonqualified stock options	$10,370	$13,131
Cash-settled restricted stock units	3,118	12,376
Stock-settled market stock units	3,621	3,650
Stock-settled performance stock units	1,353	2,133
Employee stock purchase plan	414	410
Restricted stock awards	264	147
Share-based compensation expense, before income taxes	$19,140	$31,847

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2017
(Costs in millions)	Unrecognized Compensation Costs	Weighted Average Remaining Recognition Life (Years)
Nonqualified stock options	$53.6	2.8
Stock-settled market stock units	17.7	1.9
Stock-settled performance stock units	5.3	1.9
Restricted stock	0.3	1.2
Total	$76.9	2.5

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2017 or 2016.

Stock Option Activity

		Weighted Average
			Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2017	7,753	$50.00
Options granted	1,930	58.38
Options exercised	(158)	39.64
Options cancelled	(5)	62.05
Outstanding as of May 31, 2017	9,520	$51.86	4.8	$119,287

Exercisable as of May 31, 2017	4,647	$46.55	3.5	$83,119

Stock Option Information

	Three Months Ended May 31
	2017	2016
Options granted	1,930,362	2,154,718
Weighted average grant date fair value per share	$16.11	$14.19
Cash received from options exercised (in millions)	$6.6	$4.1
Intrinsic value of options exercised (in millions)	$3.2	$4.9
Realized tax benefits (in millions)	$1.3	$1.9

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2017			2016
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	29.4%	—	32.7%	30.4%	—	33.9%
Weighted average expected volatility			29.8%			30.8%
Risk-free interest rate (2)	0.7%	—	2.1%	0.2%	—	1.6%
Expected term (in years) (3)			4.6			4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	1,406	$55.05
Stock units granted	627	$58.38
Stock units vested and converted	(459)	$45.00
Stock units cancelled	(17)	$57.11
Outstanding as of May 31, 2017	1,557	$59.33

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2017	2016
Stock units granted	627,127	631,907
Initial weighted average grant date fair value per share	$58.38	$51.63
Payments (before payroll tax withholdings) upon vesting (in millions)	$25.9	$22.9
Realized tax benefits (in millions)	$10.4	$9.0

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2017
(In thousands)	Minimum(1)	Maximum (1)
Fiscal 2019	$18,443	$49,182
Fiscal 2020	19,776	52,735
Fiscal 2021	22,360	59,626
Total expected cash settlements	$60,579	$161,543

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	504	$65.74
Stock units granted	159	$73.58
Stock units vested and converted	(221)	$55.42
Stock units cancelled	(2)	$74.76
Outstanding as of May 31, 2017	440	$73.72

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2017	2016
Stock units granted	158,637	168,681
Weighted average grant date fair value per share	$73.58	$63.97
Realized tax benefits (in millions)	$7.0	$5.2

Stock-Settled Performance Stock Unit Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	149	$60.94
Stock units granted	74	$58.38
Outstanding as of May 31, 2017	223	$60.10

Stock-Settled Performance Stock Unit Information

	Three Months Ended May 31
	2017	2016
Stock units granted	73,648	83,032
Weighted average grant date fair value per share	$58.38	$51.63

Restricted Stock Awards Activity

		Weighted Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	50	$50.94
Restricted stock vested	(1)	$51.63
Outstanding as of May 31, 2017	49	$50.93

Restricted Stock Awards Information

	Three Months Ended May 31
	2017	2016
Restricted stock granted	—	19,998
Weighted average grant date fair value per share	$—	$51.63

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2017	2016
Net earnings	$211,702	$175,360

Weighted average common shares outstanding	185,200	193,531
Dilutive potential common shares:
Stock options	1,209	1,248
Stock-settled stock units and awards	450	474
Weighted average common shares and dilutive potential common shares	186,859	195,253

Basic net earnings per share	$1.14	$0.91
Diluted net earnings per share	$1.13	$0.90

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2017 and 2016, options to purchase 2,218,318 shares and 2,610,461 shares of common stock, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2017	$(55,521)	$(1,034)	$(56,555)
Other comprehensive loss before reclassifications	—	(2,562)	(2,562)
Amounts reclassified from accumulated other comprehensive loss	274	614	888
Other comprehensive income (loss)	274	(1,948)	(1,674)
Balance as of May 31, 2017	$(55,247)	$(2,982)	$(58,229)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2017	2016
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$185	$157
CarMax Auto Finance income	11	9
Selling, general and administrative expenses	258	221
Total amortization reclassifications recognized in net pension expense	454	387
Tax expense	(180)	(138)
Amortization reclassifications recognized in net pension expense, net of tax	274	249
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	274	249

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(4,226)	2,331
Tax benefit (expense)	1,664	(916)
Effective portion of changes in fair value, net of tax	(2,562)	1,415
Reclassifications to CarMax Auto Finance income	1,013	2,813
Tax expense	(399)	(1,106)
Reclassification of hedge losses, net of tax	614	1,707
Net change in cash flow hedge unrecognized losses, net of tax	(1,948)	3,122
Total other comprehensive (loss) income, net of tax	$(1,674)	$3,371

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $34.9 million as of May 31, 2017, and $33.8 million as of February 28, 2017.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2017	2016
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(1,077)	$(10,634)
Increase in finance and capital lease obligations	$—	$20,392

15.    Contingent Liabilities

Litigation. CarMax entities are defendants in three proceedings asserting wage and hour claims with respect to CarMax sales consultants in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

On April 25, 2017, the Company met with representatives from multiple California municipality district attorney offices as part of an informal inquiry by those offices into the handling, storage and disposal of certain types of hazardous waste at our store locations in those municipalities. The meeting followed our ongoing dialogue with the Orange County, California District Attorney’s office regarding these matters, which was disclosed in “Legal Proceedings” in Item 3 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.2 million as of May 31, 2017, and $6.3 million as of February 28, 2017, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 (“fiscal 2017”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

As of May 31, 2017, we operated 176 used car stores in 87 U.S. television markets.  As of that date, we also conducted wholesale auctions at 73 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.9% of our retail used vehicle unit sales in the first three months of fiscal 2018.  As of May 31, 2017, CAF serviced approximately 835,000 customer accounts in its $10.98 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three Months Ended May 31, 2017
During the first quarter of fiscal 2018, net sales and operating revenues increased 10.1% and net earnings increased 20.7%. The 25.6% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the first quarter of fiscal 2018, we sold 195,273 used vehicles, representing 84.6% of our net sales and operating revenues and 66.6% of our gross profit.  Compared to the prior year period, used vehicle revenues grew 12.1% and used vehicle gross profits improved 14.7%, primarily due to a 14.1% increase in total used unit sales, which included an 8.2% increase in comparable store used units.

Wholesale sales are also a significant contributor to our revenues and net income.  During the first quarter of fiscal 2018, we sold 103,443 wholesale vehicles, representing 12.2% of our net sales and operating revenues and 16.1% of our gross profit.  Compared to the prior year period, wholesale vehicle revenues fell 2.5%, primarily due to a decrease in wholesale vehicle average selling prices, and wholesale vehicle gross profits increased 1.7%, primarily due to a 1.7% increase in wholesale vehicle gross profit per unit.

During the first quarter of fiscal 2018, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.2% of our net sales and operating revenues and 17.3% of our gross profit. Compared to the prior year period, other sales and revenues increased 12.3% and other gross profit rose 20.7%, primarily reflecting improvements in EPP revenues, which benefited from the increase in our used unit sales.

Income from our CAF segment totaled $109.4 million in the first quarter of fiscal 2018, up 8.5% compared with the prior year period.  The increase in CAF income was primarily due to an increase in average managed receivables, partially offset by a decrease in interest margin as a percentage of average managed receivables.

Selling, general and administrative (“SG&A”) expenses increased 6.1% to $403.5 million, primarily reflecting the 11% increase in our store base since the beginning of the first quarter of fiscal 2017, as well as higher variable costs associated with our comparable store unit growth and spending related to strategic initiatives, partially offset by a decrease in share-based compensation expense.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first three months of fiscal 2018, net cash provided by operations totaled $191.5 million. This amount, combined with $260.9 million of net issuances of non-recourse notes payable, resulted in $452.4 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the increase in CAF auto loan receivables, the 3.0 million common shares repurchased under our share repurchase program, the reduction of our outstanding revolving credit borrowings and our store growth.

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

Future Outlook
Over the long term, we believe the primary driver for earnings growth will be vehicle unit sales growth from both new stores and stores included in our comparable store base.  We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.  To expand our vehicle unit sales at new and existing stores, we will need to continue delivering an unrivaled customer experience in stores and online, which will require investments in our information technology infrastructure and other strategic initiatives. We also will need to continue hiring and developing the associates necessary to drive our success, while managing the risks posed by an evolving competitive environment.  In addition, to support our store growth plans, we will need to continue procuring suitable real estate at favorable terms. While in any individual period conditions may vary, over the long term we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. In the near term, while we are investing more heavily in strategic initiatives, we believe the SG&A leverage point is likely at the higher end of this range.

We are continuing the national rollout of our retail concept, and as of May 31, 2017, we had used car stores located in 87 U.S. television markets, which covered approximately 72% of the U.S. population.  During the first three months of fiscal 2018, we opened 3 stores, and during the remainder of the fiscal year, we plan to open 12 stores.  In fiscal 2019, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following May 31, 2017, see the table included in “PLANNED FUTURE ACTIVITIES.”

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

For additional information about risks and uncertainties facing our Company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017.  These policies relate to financing and securitization transactions, revenue recognition and income taxes.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2017	2016	Change
Used vehicle sales	$3,843.4	$3,429.0	12.1%
Wholesale vehicle sales	553.4	567.7	(2.5)%
Other sales and revenues:
Extended protection plan revenues	91.9	76.2	20.5%
Third-party finance fees, net	(11.4)	(11.9)	4.2%
Other	65.1	65.4	(0.4)%
Total other sales and revenues	145.6	129.7	12.3%
Total net sales and operating revenues	$4,542.3	$4,126.4	10.1%

UNIT SALES

	Three Months Ended May 31
	2017	2016	Change
Used vehicles	195,273	171,076	14.1%
Wholesale vehicles	103,443	103,462	—%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2017	2016	Change
Used vehicles	$19,478	$19,858	(1.9)%
Wholesale vehicles	$5,113	$5,268	(2.9)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31
	2017	2016
Used vehicle units	8.2%	0.2%
Used vehicle revenues	6.1%	0.3%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2017	2016
Used vehicle units	14.1%	4.0%
Used vehicle revenues	12.1%	4.1%

Wholesale vehicle units	—%	1.8%
Wholesale vehicle revenues	(2.5)%	(1.5)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2017	2016
CAF (2)	47.3%	49.1%
Tier 2 (3)	19.0%	18.5%
Tier 3 (4)	10.0%	11.2%
Other (5)	23.7%	21.2%
Total	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2017	2016
Used car stores, beginning of period	173	158
Store openings	3	2
Used car stores, end of period	176	160

During the first three months of fiscal 2018, we opened three stores, including two stores in Seattle, WA, a new television market, and one store in Pensacola, FL.

Used Vehicle Sales.  The 12.1% increase in used vehicle revenues in the first quarter of fiscal 2018 resulted from a 14.1% increase in used unit sales, partially offset by a 1.9% decline in average retail selling price. The increase in used unit sales included an 8.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance resulted from a continued improvement in conversion. We believe that strong execution in our stores as well as the impact of our digital initiatives contributed to our continued improvements in conversion. Website traffic grew 9%, which generated additional leads compared with the prior year's first quarter. Additionally, we believe our first quarter used unit sales also benefited somewhat from the delay of federal income tax refunds in February, which shifted some sales from the fourth quarter of last year into this year's first quarter. Our third party Tier 3 sales mix declined modestly as we began to lap credit tightening by one of our Tier 3 finance providers implemented during the first quarter of last year. The decline in average retail selling price reflected the net effects of lower vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class.

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

The 2.5% decrease in wholesale vehicle revenues in the first quarter of fiscal 2018 was primarily due to a 2.9% decrease in wholesale vehicle average selling price, driven by changes in overall market conditions. Wholesale unit sales remained flat compared with the prior year, as increased wholesale unit volume attributable to the growth in our store base was offset by a reduction in appraisal traffic. In particular, we continued to experience a reduced mix of 7- to 9-year old vehicles in our wholesale sales mix. We believe this reduction resulted, at least in part, from the reduced overall industry supply of these model year vehicles due to the decline in industry new vehicle sales during the recession.

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

Other sales and revenues increased 12.3% in the first quarter of fiscal 2018. EPP revenues increased 20.5% compared with the prior year’s first quarter, largely reflecting the growth in our used unit sales, as well as modest favorable adjustments to cancellation reserves resulting from lower cancellation activity.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2017	2016	Change
Used vehicle gross profit	$431.9	$376.6	14.7%
Wholesale vehicle gross profit	104.7	102.9	1.7%
Other gross profit	112.3	93.1	20.7%
Total	$648.9	$572.6	13.3%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2017		2016
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,212	11.2	$2,202	11.0
Wholesale vehicle gross profit	$1,012	18.9	$995	18.1
Other gross profit	$575	77.2	$544	71.8
Total gross profit	$3,323	14.3	$3,347	13.9

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 14.7% in the first quarter of fiscal 2018, driven by the 14.1% growth in total used unit sales, as our used vehicle gross profit per unit remained consistent with the corresponding prior year period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit increased 1.7% in the first quarter of fiscal 2018, reflecting a $17, or 1.7%, increase in wholesale vehicle gross profit per unit. We believe the delay in federal income tax refund season from the fourth quarter resulted in a corresponding delay in the normal seasonal increase in wholesale industry pricing, benefiting our first quarter wholesale gross profit per unit. This benefit more than offset the pressure on our wholesale vehicle gross profit per unit resulting from the reduced mix of 7- to 9-year old vehicles in our wholesale sales mix.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees and other revenues, which are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit. Other gross profit rose 20.7% in the first quarter of fiscal 2018, primarily reflecting the improvements in EPP revenues discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended May 31
(In millions except per unit data)	2017	2016	Change
Compensation and benefits (1)	$222.5	$216.6	2.7%
Store occupancy costs	79.7	71.7	11.1%
Advertising expense	38.2	34.8	9.7%
Other overhead costs (2)	63.1	57.1	10.6%
Total SG&A expenses	$403.5	$380.2	6.1%
SG&A per used vehicle unit (3)	$2,066	$2,223	$(157)

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, travel, non-CAF bad debt, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 6.1% in the first quarter of fiscal 2018. The increase primarily reflected the 11% growth in our store base since the beginning of last year’s first quarter (representing the addition of 18 stores), higher variable costs associated with our comparable store unit growth and spending related to strategic initiatives. These increases were partially offset by an $11.5 million decrease in share-based compensation expense, which reduced SG&A per unit by $80. This decrease was largely related to cash-settled restricted stock units, which are awards provided broadly to non-executive associates in our organization. The expense associated with these units was influenced by the change in the company's stock price during the relevant quarters. In addition, we experienced some timing favorability related to planned spending on strategic initiatives and marketing.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $16.8 million in the first quarter of fiscal 2018, from $11.1 million in the first quarter of fiscal 2017. The increase reflected the combination of higher outstanding debt levels in fiscal 2018, consistent with our capital structure strategy, as well as growth in our finance and capital lease obligations. See “FINANCIAL CONDITION – Liquidity and Capital Resources” for further discussion.

Income Taxes.    The effective income tax rate was 37.4% in the first quarter of fiscal 2018 versus 38.0% in the first quarter of fiscal 2017. For the first quarter of fiscal 2018, our provision for income taxes and effective tax rate were reduced by $2.4 million and 72 basis points, respectively, due to the adoption of Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 on share-based compensation.  The standard requires the income tax effects of our share-based awards to be recognized in the provision for income taxes when the awards vest or are settled.  Previously, these tax effects were recognized within shareholders’ equity as capital in excess of par value. We have adopted this provision of the standard on a prospective basis.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$206.7	7.6	$184.1	7.6
Interest expense	(49.0)	(1.8)	(39.4)	(1.6)
Total interest margin	$157.7	5.8	$144.7	5.9
Provision for loan losses	$(28.6)	(1.1)	$(26.6)	(1.1)
CarMax Auto Finance income	$109.4	4.0	$100.8	4.1

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2017	2016
Net loans originated (in millions)	$1,546.1	$1,443.4
Vehicle units financed	81,787	75,084
Net penetration rate (1)	41.9%	43.9%
Weighted average contract rate	7.8%	7.5%
Weighted average credit score (2)	705	703
Weighted average loan-to-value (LTV) (3)	94.7%	94.4%
Weighted average term (in months)	65.9	66.0

(1)	Vehicle units financed as a percentage of total used units sold.

(2)
The credit scores represent FICO® scores and reflect only receivables with obligors that have a FICO® score at the time of application. The FICO® score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO® score at the time of application. FICO® scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2017	2016
Total ending managed receivables	$10,983.3	$9,914.3
Total average managed receivables	$10,829.5	$9,745.0
Allowance for loan losses (1)	$129.8	$104.0
Allowance for loan losses as a percentage of ending managed receivables	1.18%	1.05%
Net credit losses on managed receivables	$22.4	$17.5
Annualized net credit losses as a percentage of total average managed receivables	0.83%	0.72%
Past due accounts as a percentage of ending managed receivables	3.08%	2.84%
Average recovery rate (2)	47.8%	50.0%

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

CAF income increased 8.5% in the first quarter of fiscal 2018. The increase was due to an increase in average managed receivables, partially offset by a lower total interest margin percentage. Average managed receivables grew 11.1% in the first quarter of fiscal 2018 driven by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2018 resulted from our used vehicle sales growth, partially offset by a decrease in CAF's penetration rate and a decline in average amount financed.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.8% in the first quarter of fiscal 2018 from 5.9% in the corresponding prior year period.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses rose to $28.6 million in the first quarter of fiscal 2018 from $26.6 million in the prior year period, primarily reflecting the growth in managed receivables. Our net loss experience in the first quarter of fiscal 2018 was generally in line with our loss expectations as of the end of fiscal 2017. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.18% as of May 31, 2017, similar to the 1.16% allowance ratio as of February 28, 2017. Compared with May 31, 2016, the increase in the allowance ratio reflected higher loss experience over the course of last year. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $134.2 million and $123.3 million in CAF Tier 3 receivables were outstanding as of May 31, 2017 and February 28, 2017, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of May 31, 2017 and February 28, 2017, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2018 and between 13 and 16 stores in fiscal 2019. We currently estimate capital expenditures will total approximately $325 million in fiscal 2018 versus $412 million in fiscal 2017. The decrease in planned capital spending primarily reflects reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores are being built.

We currently plan to open the following stores within 12 months from May 31, 2017. During this period, we will be entering five new television markets and expanding our presence in ten existing television markets. Of the 16 stores we plan to open during the 12 months ending May 31, 2018, 8 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Waterbury, Connecticut (1)	Hartford/New Haven	New Haven	Q2 Fiscal 2018
San Jose, California (1)	San Francisco/Oakland/San Jose	San Jose	Q2 Fiscal 2018
Salisbury, Maryland	Salisbury (2)	Salisbury	Q2 Fiscal 2018
Langhorne, Pennsylvania	Philadelphia	Philadelphia	Q3 Fiscal 2018
Tyler, Texas	Tyler/Longview (2)	Tyler	Q3 Fiscal 2018
Las Vegas, Nevada	Las Vegas	Las Vegas	Q3 Fiscal 2018
Colma, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q3 Fiscal 2018
Renton, Washington	Seattle/Tacoma	Seattle/Tacoma	Q3 Fiscal 2018
Myrtle Beach, South Carolina	Myrtle Beach/Florence (2)	Myrtle Beach	Q4 Fiscal 2018
South Portland, Maine	Portland/Auburn (2)	Portland	Q4 Fiscal 2018
Manchester, New Hampshire	Boston	Manchester	Q4 Fiscal 2018
Golden, Colorado	Denver	Denver/Aurora	Q4 Fiscal 2018
Santa Fe, New Mexico	Albuquerque/Santa Fe	Santa Fe	Q1 Fiscal 2019
Winterville, North Carolina	Greenville/New Bern/Washington (2)	Greenville	Q1 Fiscal 2019
McKinney, Texas	Dallas/Ft. Worth	Dallas/Ft. Worth	Q1 Fiscal 2019
Jensen Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Port St. Lucie	Q1 Fiscal 2019

(1)	Store opened in June 2017.

(2)	Represents new television market as of planned store opening date.

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

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of 8 times rent expense and total shareholders' equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to achieve and maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first three months of fiscal 2018, net cash provided by operating activities totaled $191.5 million, compared with $87.6 million in the prior year period.  The net cash provided by operating activities included increases in auto loan receivables of $325.3 million in the current year period and $343.1 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of May 31, 2017, total inventory was $2.15 billion, representing a decrease of $112.3 million, or 5.0%, compared with the balance as of the start of the fiscal year.  The decrease reflected a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2017 to better position ourselves for seasonal sales opportunities. Additionally, inventory levels were more elevated than normal at the end of fiscal 2017 as a result of delays in federal income tax refunds that we believe impacted the timing of anticipated sales in February.

When considering cash provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were funded through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Three Months Ended May 31
(In millions)	2017	2016
Net cash provided by operating activities (1)	$191.5	$87.6
Add: Net issuances of non-recourse notes payable (2)	260.9	306.6
Adjusted net cash provided by operating activities	$452.4	$394.2

(1)
In connection with our adoption of FASB ASU 2016-09 during the current fiscal year, cash flows related to excess tax benefits from share-based payment arrangements are now classified as operating activities, rather than financing activities, in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation.

(2)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first three months of the current fiscal year increased compared to the prior year period primarily due to the impact of the change in inventory during the current fiscal year as well as the increase in net income.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $90.4 million in fiscal 2018 compared with $123.3 million in fiscal 2017.  Capital expenditures were $79.4 million in the current year period versus $97.5 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The decrease in capital expenditures in the current year period largely reflected reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores are being built.

As of May 31, 2017, 102 of our 176 used car stores were located on owned sites and 74 were located on leased sites, including 18 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of the fiscal year, net cash used in financing activities totaled $79.5 million in fiscal 2018 compared with $50.8 million of net cash provided by financing activities in fiscal 2017.  Included in these amounts were net increases in total non-recourse notes payable of $260.9 million and $306.6 million, respectively, which were used to provide the financing for the majority of the increases of $325.3 million and $343.1 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first three months of fiscal 2018, we reduced net borrowings on our revolving credit facility with net repayments of $155.0 million compared with $115.0 million in the first three months of fiscal 2017. Net cash used in or provided by financing activities was also impacted by stock repurchases of $187.4 million in the first three months of fiscal 2018 compared with $138.0 million in the first three months of fiscal 2017.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of May 31	As of February 28
(In thousands)	2017	2017
Borrowings under revolving credit facility	$693	$155,062
Other long-term debt	800,000	800,000
Finance and capital lease obligations	494,166	496,136
Non-recourse notes payable	11,003,290	10,742,425
Total debt (1)	$12,298,149	$12,193,623
Cash and cash equivalents	$60,080	$38,416

(1)	Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

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

As of May 31, 2017, $8.98 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through October 2023, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first three months of fiscal 2018, we completed one term securitization, funding a total of $1.00 billion of auto loan receivables.

As of May 31, 2017, $2.02 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of May 31, 2017, the combined warehouse facility limit was $2.80 billion, and the unused warehouse capacity totaled $778.0 million.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2017 and $1.50 billion will expire in February 2018.  See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2017, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.41 billion was available for repurchase, with no expiration date, under the board's outstanding authorization. See Note 11 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loan receivables than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party financing providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

•
The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	The performance of third-party vendors we rely on for key components of our business.

•	Factors related to seasonal fluctuations in our business.

•	The occurrence of severe weather events.

•	Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 40 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2017, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2017.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2017.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 28, 2017, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2018.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2017	857,597	$62.15	857,597	$1,537,064,521
April 1 - 30, 2017	1,052,200	$57.57	1,052,200	$1,476,490,980
May 1 - 31, 2017	1,124,906	$60.64	1,124,906	$1,408,274,260
Total	3,034,703		3,034,703

Item 6.    Exhibits

10.1
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 29, 2017 (File No. 1-31420), is incorporated by reference.

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
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 7, 2017

EXHIBIT INDEX

10.1
CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 29, 2017 (File No. 1-31420), is incorporated by reference.

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