Form 10-Q
period 2017-08-31
CARMAX INC
filed 2017-10-05
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 29, 2017
Common Stock, par value $0.50	182,330,049

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2017 and 2016	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2017 and 2016	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2017 and February 28, 2017	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2017 and 2016	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 6.	Exhibits	38

SIGNATURES			39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2017	%(1)	2016	%(1)	2017	%(1)	2016	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,694,200	84.2	$3,300,814	82.6	$7,537,573	84.4	$6,729,788	82.8
Wholesale vehicle sales	547,767	12.5	560,402	14.0	1,101,157	12.3	1,128,143	13.9
Other sales and revenues	144,673	3.3	136,032	3.4	290,244	3.3	265,703	3.3
NET SALES AND OPERATING REVENUES	4,386,640	100.0	3,997,248	100.0	8,928,974	100.0	8,123,634	100.0
Cost of sales	3,782,635	86.2	3,451,886	86.4	7,676,031	86.0	7,005,635	86.2
GROSS PROFIT	604,005	13.8	545,362	13.6	1,252,943	14.0	1,117,999	13.8
CARMAX AUTO FINANCE INCOME	107,936	2.5	95,969	2.4	217,299	2.4	196,727	2.4
Selling, general and administrative expenses	405,062	9.2	366,126	9.2	808,565	9.1	746,356	9.2
Interest expense	16,836	0.4	13,904	0.3	33,674	0.4	24,992	0.3
Other income	(189)	—	(435)	—	(282)	—	(1,051)	—
Earnings before income taxes	290,232	6.6	261,736	6.5	628,285	7.0	544,429	6.7
Income tax provision	108,808	2.5	99,374	2.5	235,159	2.6	206,707	2.5
NET EARNINGS	$181,424	4.1	$162,362	4.1	$393,126	4.4	$337,722	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	182,868		191,539		184,034		192,534
Diluted	184,696		193,623		185,778		194,437
NET EARNINGS PER SHARE:
Basic	$0.99		$0.85		$2.14		$1.75
Diluted	$0.98		$0.84		$2.12		$1.74

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2017	2016	2017	2016
NET EARNINGS	$181,424	$162,362	$393,126	$337,722
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	275	248	549	497
Net change in cash flow hedge unrecognized losses	(1,673)	(5)	(3,621)	3,117
Other comprehensive (loss) income, net of taxes	(1,398)	243	(3,072)	3,614
TOTAL COMPREHENSIVE INCOME	$180,026	$162,605	$390,054	$341,336

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,765	$38,416
Restricted cash from collections on auto loan receivables	404,276	380,353
Accounts receivable, net	99,733	152,388
Inventory	2,231,769	2,260,563
Other current assets	41,792	41,910
TOTAL CURRENT ASSETS	2,803,335	2,873,630
Auto loan receivables, net	11,172,330	10,596,076
Property and equipment, net	2,602,323	2,518,393
Deferred income taxes	150,684	150,962
Other assets	147,061	140,295
TOTAL ASSETS	$16,875,733	$16,279,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$568,036	$494,989
Accrued expenses and other current liabilities	251,933	266,128
Accrued income taxes	14,898	1,404
Short-term debt	271	62
Current portion of finance and capital lease obligations	9,302	9,491
Current portion of non-recourse notes payable	357,117	333,713
TOTAL CURRENT LIABILITIES	1,201,557	1,105,787
Long-term debt, excluding current portion	815,770	952,562
Finance and capital lease obligations, excluding current portion	493,200	486,645
Non-recourse notes payable, excluding current portion	10,925,034	10,387,231
Other liabilities	239,186	238,551
TOTAL LIABILITIES	13,674,747	13,170,776

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 181,903,784 and 186,548,602 shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively	90,952	93,274
Capital in excess of par value	1,193,799	1,188,578
Accumulated other comprehensive loss	(59,627)	(56,555)
Retained earnings	1,975,862	1,883,283
TOTAL SHAREHOLDERS’ EQUITY	3,200,986	3,108,580
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,875,733	$16,279,356

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net earnings	$393,126	$337,722
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	88,078	83,013
Share-based compensation expense	36,585	60,561
Provision for loan losses	61,465	62,349
Provision for cancellation reserves	34,488	35,893
Deferred income tax provision	2,271	6,728
Other	1,013	302
Net decrease (increase) in:
Accounts receivable, net	52,655	37,594
Inventory	28,794	13,226
Other current assets	(1,063)	(16,993)
Auto loan receivables, net	(637,719)	(656,835)
Other assets	83	732
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	66,939	52,946
Other liabilities	(45,618)	(50,247)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	81,097	(33,009)
INVESTING ACTIVITIES:
Capital expenditures	(155,110)	(214,587)
Proceeds from disposal of property and equipment	96	2
Increase in restricted cash from collections on auto loan receivables	(23,923)	(36,834)
Increase in restricted cash in reserve accounts	(11,409)	(7,114)
Release of restricted cash from reserve accounts	8,396	2,434
Purchases of money market securities, net	(2,132)	(3,439)
Purchases of trading securities	(1,344)	(2,863)
Sales of trading securities	370	244
NET CASH USED IN INVESTING ACTIVITIES	(185,056)	(262,157)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	209	(67)
Proceeds from issuances of long-term debt	1,552,000	1,310,800
Payments on long-term debt	(1,689,000)	(1,225,800)
Cash paid for debt issuance costs	(7,623)	(9,009)
Payments on finance and capital lease obligations	(4,475)	(5,916)
Issuances of non-recourse notes payable	4,987,000	4,844,000
Payments on non-recourse notes payable	(4,425,923)	(4,107,206)
Repurchase and retirement of common stock	(344,785)	(266,025)
Equity issuances	23,905	33,026
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,308	573,803
(Decrease) increase in cash and cash equivalents	(12,651)	278,637
Cash and cash equivalents at beginning of year	38,416	37,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,765	$316,031

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

In connection with our adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 during the current fiscal year, cash flows related to excess tax benefits from share-based payment arrangements are now classified as operating activities, rather than financing activities, in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation, resulting in an increase in cash provided by operating activities and a decrease in cash provided by financing activities of $6.8 million for the six months ended August 31, 2016. The requirements of this pronouncement related to the tax consequences of share-based payments were applied prospectively and resulted in $2.2 million and $4.6 million recorded as a reduction to the income tax provision during the three and six months ended August 31, 2017, respectively.

Cash and Cash Equivalents.  Cash equivalents of approximately $0.5 million as of August 31, 2017, and $0.3 million as of February 28, 2017, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $404.3 million as of August 31, 2017, and $380.4 million as of February 28, 2017, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to the term securitization and warehouse facility investors pursuant to the applicable agreements.

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

Auto Loan Receivables, Net.  Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF.  The receivables are presented net of an allowance for estimated loan losses.  The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and expected to become evident during the following 12 months.  The allowance for loan losses is primarily based on the composition of the portfolio of managed receivables, historical loss trends and forecasted forward loss curves. For receivables that have less than 12 months of performance history, the estimate also takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 12 months of performance history, the estimate reflects actual loss experience of those receivables to date along with forward loss curves to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.

We also consider recent trends in delinquencies and defaults, recovery rates and the economic environment in assessing the models used in estimating the allowance for loan losses, and may adjust the allowance for loan losses to reflect factors that may not be captured in the models.  In addition, we periodically consider whether the use of additional metrics would result in improved model performance and revise the models when appropriate. The provision for loan losses is the periodic expense of maintaining an adequate allowance.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $1.11 billion and $1.04 billion as of August 31, 2017 and February 28, 2017, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $55.8 million as of August 31, 2017, and $52.8 million as of February 28, 2017.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as mutual funds held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $75.2 million as of August 31, 2017, and $70.8 million as of February 28, 2017.

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

Recent Accounting Pronouncements.
Effective in Future Periods.
In May 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-09) related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This standard will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this standard for our fiscal year beginning March 1, 2018 and plan to apply the modified retrospective transition method with a cumulative effect adjustment, if any, recognized at the date of adoption.

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

In August 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-12) related to the accounting for derivatives and hedging. The pronouncement expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$213.6	7.7	$190.2	7.6	$420.3	7.7	$374.3	7.6
Interest expense	(52.2)	(1.9)	(41.8)	(1.7)	(101.2)	(1.8)	(81.2)	(1.6)
Total interest margin	161.4	5.8	148.4	5.9	319.1	5.8	293.1	5.9
Provision for loan losses	(32.9)	(1.2)	(35.7)	(1.4)	(61.5)	1.1	(62.3)	(1.3)
Total interest margin after provision for loan losses	128.5	4.6	112.7	4.5	257.6	4.7	230.8	4.7

Direct expenses:
Payroll and fringe benefit expense	(8.8)	(0.3)	(7.7)	(0.3)	(17.3)	(0.3)	(15.4)	(0.3)
Other direct expenses	(11.8)	(0.4)	(9.0)	(0.4)	(23.0)	(0.4)	(18.7)	(0.4)
Total direct expenses	(20.6)	(0.7)	(16.7)	(0.7)	(40.3)	(0.7)	(34.1)	(0.7)
CarMax Auto Finance income	$107.9	3.9	$96.0	3.8	$217.3	4.0	$196.7	4.0

Total average managed receivables	$11,112.0		$10,049.8		$10,970.8		$9,897.4

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through a term securitization or alternative funding arrangement.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $11.30 billion as of August 31, 2017 and $10.74 billion as of February 28, 2017. See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2017	2017
Term securitizations	$8,885.4	$8,784.7
Warehouse facilities	2,061.0	1,624.0
Overcollateralization (1)	241.8	211.4
Other managed receivables (2)	64.6	61.2
Total ending managed receivables	11,252.8	10,681.3
Accrued interest and fees	46.9	38.5
Other	2.1	(0.1)
Less allowance for loan losses	(129.5)	(123.6)
Auto loan receivables, net	$11,172.3	$10,596.1

(1)	Represents receivables restricted as excess collateral for the warehouse facilities and term securitizations.

(2)	Other managed receivables includes receivables not funded through the warehouse facilities or term securitizations.

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2017 (1)	% (2)	2017 (1)	% (2)
A	$5,513.2	49.0	$5,223.4	48.9
B	3,986.6	35.4	3,739.4	35.0
C and other	1,753.0	15.6	1,718.5	16.1
Total ending managed receivables	$11,252.8	100.0	$10,681.3	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Balance as of beginning of period	$129.8	1.18	$104.0	1.05	$123.6	1.16	$94.9	0.99
Charge-offs	(60.4)		(55.9)		(114.5)		(101.7)
Recoveries	27.2		25.9		58.9		54.2
Provision for loan losses	32.9		35.7		61.5		62.3
Balance as of end of period	$129.5	1.15	$109.7	1.08	$129.5	1.15	$109.7	1.08

(1)	Percent of total ending managed receivables.

The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.  The allowance is primarily based on the composition of the portfolio of managed receivables, historical loss trends and forecasted forward loss curves.  We also take into account recent trends in delinquencies and defaults, recovery rates and the economic environment.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2017	% (1)	2017	% (1)
Total ending managed receivables	$11,252.8	100.0	$10,681.3	100.0
Delinquent loans:
31-60 days past due	$239.4	2.1	$211.0	2.0
61-90 days past due	115.1	1.0	93.5	0.9
Greater than 90 days past due	30.5	0.3	26.5	0.2
Total past due	$385.0	3.4	$331.0	3.1

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our securitization program, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $4.6 million will be reclassified from AOCL as a decrease to CAF income.

As of August 31, 2017 and February 28, 2017, we had interest rate swaps outstanding with a combined notional amount of $2.21 billion and $2.03 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of August 31, 2017		As of February 28, 2017
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps	$233	$(4,388)	$2,997	$(509)

(1)	Reported in other current assets on the consolidated balance sheets.

(2)	Reported in accounts payable on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2017	2016	2017	2016
Derivatives designated as accounting hedges:
Loss recognized in AOCL (1)	$(3,712)	$(3,129)	$(7,938)	$(798)
Loss reclassified from AOCL into CAF income (1)	$(952)	$(3,120)	$(1,965)	$(5,933)

(1)	Represents the effective portion.

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

Mutual Fund Investments.  Mutual fund investments consist of publicly traded mutual funds that primarily include diversified equity investments in large-, mid- and small-cap domestic and international companies or investment grade debt securities.  The investments, which are included in other assets, are held in a rabbi trust established to fund informally our executive deferred compensation plan and are classified as Level 1.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$346,842	$—	$346,842
Mutual fund investments	18,496	—	18,496
Derivative instruments	—	233	233
Total assets at fair value	$365,338	$233	$365,571

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	2.2%	—%	2.2%

Liabilities:
Derivative instruments	$—	$(4,388)	$(4,388)
Total liabilities at fair value	$—	$(4,388)	$(4,388)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$397,994	$—	$397,994
Mutual fund investments	16,519	—	16,519
Derivative instruments	—	2,997	2,997
Total assets at fair value	$414,513	$2,997	$417,510

Percent of total assets at fair value	99.3%	0.7%	100.0%
Percent of total assets	2.5%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(509)	$(509)
Total liabilities at fair value	$—	$(509)	$(509)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and six months ended August 31, 2017. As of August 31, 2017 and February 28, 2017 we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2017 and February 28, 2017, respectively, are as follows:

(In thousands)	As of August 31, 2017	As of February 28, 2017
Carrying value	$500,000	$500,000
Fair value	$519,348	$499,518

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2017	2016	2017	2016
Balance as of beginning of period	$109.0	$112.5	$108.2	$110.2
Cancellations	(16.6)	(16.4)	(32.9)	(32.8)
Provision for future cancellations	17.4	17.2	34.5	35.9
Balance as of end of period	$109.8	$113.3	$109.8	$113.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2017 and February 28, 2017, the current portion of cancellation reserves was $57.5 million and $56.4 million, respectively.

8.    Income Taxes

We had $30.5 million of gross unrecognized tax benefits as of August 31, 2017, and $30.0 million as of February 28, 2017.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2017, as all activity was related to positions taken on tax returns previously filed or intended to be filed in the current fiscal year.

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

Net Pension Expense

	Three Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Net pension expense	$52	$84	$117	$120	$169	$204

	Six Months Ended August 31
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Net pension expense	$104	$166	$234	$240	$338	$406

Net pension expense includes actuarial loss amortization of $0.5 million and $0.4 million for the three months ended August 31, 2017 and 2016, respectively and $0.9 million and $0.8 million for the six months ended August 31, 2017 and 2016, respectively. We made no contributions to the pension plan during the six months ended August 31, 2017. Subsequent to the end of the quarter, we made a $6.0 million contribution to the pension plan. We do not expect to make any additional contributions during the remainder of fiscal 2018.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2017.

10.    Debt

	As of August 31	As of February 28
(In thousands)	2017	2017
Revolving credit facility	$18,271	$155,062
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	502,502	496,136
Non-recourse notes payable	11,303,502	10,742,425
Total debt	12,624,275	12,193,623
Less: current portion	(366,690)	(343,266)
Less: unamortized debt issuance costs	(23,581)	(23,919)
Long-term debt, net	$12,234,004	$11,826,438

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of August 31, 2017, the unused capacity of $1.18 billion was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of August 31, 2017, $300 million remained outstanding and was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.  We have entered into an interest rate derivative contract, which will expire in November 2017, to manage our exposure to variable interest rates associated with this term loan.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of August 31, 2017, which are due in 2023, 2026 and 2028. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

As of August 31, 2017, $9.24 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through October 2023, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2017, $2.06 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of August 31, 2017, the combined limit of our warehouse facilities was $2.90 billion, and the unused warehouse capacity totaled $839.0 million.  Of the combined limit, $1.50 billion will expire in February 2018 and $1.30 billion will expire in August 2018.  Subsequent to the end of the quarter, the limit on the remaining $100.0 million facility was increased to $140.0 million and the expiration date was extended from November 2017 to September 2018. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2017 and 2016, we capitalized interest of $3.7 million and $5.3 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  Our securitization and warehouse facility agreements contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2017, we were in compliance with all financial covenants and our term securitizations and warehouse facilities were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2017, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.25 billion was available for repurchase, with no expiration date, under the board's outstanding authorization.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2017	2016	2017	2016
Number of shares repurchased (in thousands)	2,453.1	2,365.2	5,487.8	4,934.7
Average cost per share	$63.78	$53.18	$61.69	$52.25
Available for repurchase, as of end of period (in millions)	$1,251.8	$1,890.2	$1,251.8	$1,890.2

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2017	2016	2017	2016
Cost of sales	$1,076	$1,054	$1,303	$2,414
CarMax Auto Finance income	848	747	1,668	1,651
Selling, general and administrative expenses	16,316	27,679	34,409	57,262
Share-based compensation expense, before income taxes	$18,240	$29,480	$37,380	$61,327

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2017	2016	2017	2016
Nonqualified stock options	$5,916	$15,090	$16,286	$28,221
Cash-settled restricted stock units (RSUs)	9,785	9,085	12,903	21,461
Stock-settled market stock units (MSUs)	2,543	3,698	6,164	7,348
Stock-settled performance stock units (PSUs)	(863)	199	490	2,332
Employee stock purchase plan	381	355	795	765
Restricted stock awards (RSAs)	478	1,053	742	1,200
Share-based compensation expense, before income taxes	$18,240	$29,480	$37,380	$61,327

(C) Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2017
	Equity Classified				Liability Classified
(Shares/units in thousands)	Options	MSUs	PSUs	RSAs	RSUs
Outstanding as of February 28, 2017	7,753	504	149	50	1,406
Granted	1,932	159	74	29	628
Exercised or vested and converted	(621)	(223)	—	(28)	(463)
Cancelled	(18)	(5)	—	—	(58)
Outstanding as of August 31, 2017	9,046	435	223	51	1,513

Weighted average grant date fair value per share/unit:

Granted	$16.11	$73.59	$58.38	$62.35	$58.39
Ending outstanding	$15.48	$73.72	$60.10	$58.06	$59.34

	As of August 31, 2017
Unrecognized compensation (in millions)	$47.6	$15.0	$3.9	$2.1

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2017	2016	2017	2016
Net earnings	$181,424	$162,362	$393,126	$337,722

Weighted average common shares outstanding	182,868	191,539	184,034	192,534
Dilutive potential common shares:
Stock options	1,465	1,599	1,337	1,423
Stock-settled stock units and awards	363	485	407	480
Weighted average common shares and dilutive potential common shares	184,696	193,623	185,778	194,437

Basic net earnings per share	$0.99	$0.85	$2.14	$1.75
Diluted net earnings per share	$0.98	$0.84	$2.12	$1.74

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2017 and 2016, options to purchase 3,130,285 shares and 2,964,494 shares of common stock, respectively, were not included. For the six months ended August 31, 2017 and 2016, weighted average options to purchase 2,854,557 shares and 2,802,204 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2017	$(55,521)	$(1,034)	$(56,555)
Other comprehensive loss before reclassifications	—	(4,813)	(4,813)
Amounts reclassified from accumulated other comprehensive loss	549	1,192	1,741
Other comprehensive income (loss)	549	(3,621)	(3,072)
Balance as of August 31, 2017	$(54,972)	$(4,655)	$(59,627)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2017	2016	2017	2016
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$187	$160	$372	$317
CarMax Auto Finance income	11	9	22	18
Selling, general and administrative expenses	255	217	513	438
Total amortization reclassifications recognized in net pension expense	453	386	907	773
Tax expense	(178)	(138)	(358)	(276)
Amortization reclassifications recognized in net pension expense, net of tax	275	248	549	497
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	275	248	549	497

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(3,712)	(3,129)	(7,938)	(798)
Tax benefit	1,461	1,231	3,125	315
Effective portion of changes in fair value, net of tax	(2,251)	(1,898)	(4,813)	(483)
Reclassifications to CarMax Auto Finance income	952	3,120	1,965	5,933
Tax expense	(374)	(1,227)	(773)	(2,333)
Reclassification of hedge losses, net of tax	578	1,893	1,192	3,600
Net change in cash flow hedge unrecognized losses, net of tax	(1,673)	(5)	(3,621)	3,117
Total other comprehensive (loss) income, net of tax	$(1,398)	$243	$(3,072)	$3,614

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $35.8 million as of August 31, 2017, and $33.8 million as of February 28, 2017.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2017	2016
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(2,864)	$(11,589)
Increase in finance and capital lease obligations	$10,245	$31,117

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.5 million as of August 31, 2017, and $6.3 million as of February 28, 2017, and is included in accrued expenses and other current liabilities.

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

As of August 31, 2017, we operated 179 used car stores in 88 U.S. television markets.  As of that date, we also conducted wholesale auctions at 73 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.7% of our retail used vehicle unit sales in the first six months of fiscal 2018.  As of August 31, 2017, CAF serviced approximately 859,000 customer accounts in its $11.25 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Six Months Ended August 31, 2017
During the second quarter of fiscal 2018, net sales and operating revenues increased 9.7% and net earnings increased 11.7%. The 16.7% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the second quarter of fiscal 2018, we sold 186,019 used vehicles, representing 84.2% of our net sales and operating revenues and 67.1% of our gross profit.  Compared with the prior year period, used vehicle revenues grew 11.9% and used vehicle gross profits improved 12.0%, primarily due to an 11.1% increase in total used unit sales, which included a 5.3% increase in comparable store used units.

Wholesale sales are also a significant contributor to our revenues and net income.  During the second quarter of fiscal 2018, we sold 105,508 wholesale vehicles, representing 12.5% of our net sales and operating revenues and 16.6% of our gross profit.  Compared with the prior year period, wholesale vehicle revenues fell 2.3%, primarily due to a decrease in wholesale vehicle average selling prices, while wholesale vehicle gross profits increased 9.6%, primarily due to a 9.2% increase in wholesale vehicle gross profit per unit.

During the second quarter of fiscal 2018, other sales and revenues, which include revenues earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.3% of our net sales and operating revenues and 16.3% of our gross profit. Compared with the prior year period, other sales and revenues increased 6.4% and other gross profit rose 6.9%, primarily reflecting improvements in EPP revenues, which benefited from the increase in our used unit sales, partially offset by a reduction in net third-party finance fees.

Income from our CAF segment totaled $107.9 million in the second quarter of fiscal 2018, up 12.5% compared with the prior year period.  The increase in CAF income was primarily due to an increase in average managed receivables and a decline in the provision for loan losses, partially offset by a decrease in interest margin as a percentage of average managed receivables.

Selling, general and administrative (“SG&A”) expenses increased 10.6% to $405.1 million, primarily reflecting the 12% increase in our store base since the beginning of the second quarter of fiscal 2017, as well as higher variable costs associated with our comparable store unit growth and a $15.8 million year-over-year increase in the accrual for the company's incentive pay. These increases were partially offset by an $11.4 million decrease in share-based compensation expense.

During the first six months of fiscal year 2018, net sales and operating revenues increased 9.9%, net earnings increased 16.4% and net earnings per share increased 21.8%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from securitization transactions, and borrowings under our revolving credit facility or through other financing sources.  During the first six months of fiscal 2018, net cash provided by operations totaled $81.1 million. This amount, combined with $561.1 million of net issuances of non-recourse notes payable, resulted in $642.2 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the 5.5 million common shares repurchased under our share repurchase program, our store growth and the reduction of our outstanding revolving credit borrowings.

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

We are continuing the national rollout of our retail concept, and as of August 31, 2017, we had used car stores located in 88 U.S. television markets, which covered approximately 72% of the U.S. population.  During the first six months of fiscal 2018, we opened six stores, and during the remainder of the fiscal year, we plan to open nine stores.  In fiscal 2019, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following August 31, 2017, see the table included in “PLANNED FUTURE ACTIVITIES.”

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

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date. Such losses are expected to become evident during the following 12 months.  Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain.

The allowance for loan losses is estimated using a combination of analytical models and management judgment. These models are primarily based on the composition of the portfolio of managed receivables (including month of origination and actual prior performance of the receivables), historical loss trends and forecasted forward loss curves.  For receivables that have less than 12 months of performance history, the estimate also takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 12 months of performance history, the estimate reflects actual loss experience of those receivables to date along with forward loss curves to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.

Estimates from these models rely on historical performance information and may not fully reflect losses inherent in the present portfolio. Therefore, management also considers recent trends in delinquencies and defaults, recovery rates and the economic environment in assessing the models used in estimating the allowance for loan losses, and may adjust the allowance for loan losses to reflect factors that may not be captured in the models.  In addition, management periodically considers whether the use of additional metrics would result in improved model performance and revises the models when appropriate.

Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net income. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net income. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $13 million as of August 31, 2017.

See Notes 2 and 4 for additional information on the allowance for loan losses.

The aforementioned discussion on allowance for loan losses should be read in conjunction with “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no significant changes to our critical accounting policies during the six months ended August 31, 2017.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2017	2016	Change	2017	2016	Change
Used vehicle sales	$3,694.2	$3,300.8	11.9%	$7,537.6	$6,729.8	12.0%
Wholesale vehicle sales	547.8	560.4	(2.3)%	1,101.2	1,128.1	(2.4)%
Other sales and revenues:
Extended protection plan revenues	85.5	75.1	13.9%	177.4	151.3	17.3%
Third-party finance fees, net	(11.6)	(8.3)	(40.3)%	(23.0)	(20.2)	(14.0)%
Other	70.8	69.2	2.2%	135.8	134.6	0.9%
Total other sales and revenues	144.7	136.0	6.4%	290.2	265.7	9.2%
Total net sales and operating revenues	$4,386.6	$3,997.2	9.7%	$8,929.0	$8,123.6	9.9%

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2017	2016	Change	2017	2016	Change
Used vehicles	186,019	167,412	11.1%	381,292	338,488	12.6%
Wholesale vehicles	105,508	105,108	0.4%	208,951	208,570	0.2%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2017	2016	Change	2017	2016	Change
Used vehicles	$19,667	$19,530	0.7%	$19,570	$19,696	(0.6)%
Wholesale vehicles	$4,957	$5,119	(3.2)%	$5,034	$5,193	(3.1)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2017	2016	2017	2016
Used vehicle units	5.3%	3.1%	6.8%	1.6%
Used vehicle revenues	6.0%	0.9%	6.1%	0.6%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2017	2016	2017	2016
Used vehicle units	11.1%	7.0%	12.6%	5.4%
Used vehicle revenues	11.9%	4.8%	12.0%	4.5%

Wholesale vehicle units	0.4%	(1.3)%	0.2%	0.2%
Wholesale vehicle revenues	(2.3)%	(5.3)%	(2.4)%	(3.4)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2017	2016	2017	2016
CAF (2)	49.0%	50.6%	48.1%	49.9%
Tier 2 (3)	16.0%	17.5%	17.6%	18.0%
Tier 3 (4)	9.6%	9.0%	9.8%	10.1%
Other (5)	25.4%	22.9%	24.5%	22.0%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2017	2016	2017	2016
Used car stores, beginning of period	176	160	173	158
Store openings	3	3	6	5
Used car stores, end of period	179	163	179	163

During the first six months of fiscal 2018, we opened six stores, including three stores in new markets (two stores in Seattle, WA and one store in Salisbury, MD) and three stores in existing markets (one store each in Pensacola, FL; San Francisco, CA; and Hartford, CT).

Used Vehicle Sales.  The 11.9% increase in used vehicle revenues in the second quarter of fiscal 2018 was primarily due to an 11.1% increase in used unit sales. The increase in used unit sales included a 5.3% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  The comparable store used unit sales performance resulted from a continued improvement in conversion, partially offset by lower store traffic. However, website traffic grew 17%, which generated additional leads compared with the prior year's second quarter. We believe that strong execution in our stores as well as the impact of our digital initiatives contributed to our continued improvements in conversion. In connection with Hurricane Harvey, our six stores in Houston, Texas, were closed most of the last week of this year's second quarter, which had a modest adverse effect on comparable store used unit sales. The nominal change in average retail selling price reflected the net effects of shifts in the mix of our sales by both vehicle age and class and lower vehicle acquisition costs.

The 12.0% increase in used vehicle revenues in the first half of fiscal 2018 was primarily due to a 12.6% increase in used unit sales. The increase in used unit sales included a 6.8% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. Trends for the first half of the fiscal year were generally similar to those in the second quarter, as the increase in used unit sales was driven by a continued improvement in conversion, partially offset by lower store traffic.

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

The 2.3% decrease in wholesale vehicle revenues in the second quarter of fiscal 2018 was primarily due to a 3.2% decrease in wholesale vehicle average selling price, driven by changes in overall market conditions. Wholesale unit sales remained flat compared with the prior year, as increased wholesale unit volume attributable to the growth in our store base and an increase in our appraisal buy rate were offset by a reduction in appraisal traffic.

The 2.4% decrease in wholesale vehicle revenues in the first half of fiscal 2018 was primarily due to a 3.1% decrease in wholesale vehicle average selling price. Wholesale unit sales remained flat compared with the prior year. The factors that influenced our second quarter results also contributed to the results for the first half of fiscal 2018.

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

Other sales and revenues increased 6.4% in the second quarter of fiscal 2018. EPP revenues increased 13.9% compared with the prior year’s second quarter, largely reflecting the growth in our used unit sales. The $3.3 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel.

Other sales and revenues increased 9.2% in the first half of fiscal 2018. The increase in other sales and revenues was driven by a 17.3% increase in EPP revenues, partially offset by a $2.8 million decline in net third-party finance fees. The increase in EPP revenues reflected the growth in our used unit sales, as well as modest favorable adjustments to cancellation reserves resulting from lower cancellation activity.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2017	2016	Change	2017	2016	Change
Used vehicle gross profit	$405.1	$361.7	12.0%	$837.1	$738.3	13.4%
Wholesale vehicle gross profit	100.3	91.5	9.6%	204.9	194.4	5.4%
Other gross profit	98.6	92.2	6.9%	210.9	185.3	13.8%
Total	$604.0	$545.4	10.8%	$1,252.9	$1,118.0	12.1%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2017		2016		2017		2016
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,178	11.0	$2,160	11.0	$2,195	11.1	$2,181	11.0
Wholesale vehicle gross profit	$950	18.3	$870	16.3	$981	18.6	$932	17.2
Other gross profit	$530	68.1	$551	67.8	$553	72.7	$547	69.7
Total gross profit	$3,247	13.8	$3,258	13.6	$3,286	14.0	$3,303	13.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 12.0% in the second quarter of fiscal 2018 and 13.4% in the first half of fiscal 2018, driven by the 11.1% and 12.6% growth in total used unit sales, respectively. Our used vehicle gross profit per unit remained consistent with the corresponding prior year periods. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

In the second quarter of fiscal 2018, wholesale vehicle gross profit increased 9.6%, reflecting an $80, or 9.2%, increase in wholesale gross profit per unit. For the first half of fiscal 2018, wholesale vehicle gross profit increased 5.4%, reflecting a $49, or 5.3%, increase in wholesale vehicle gross profit per unit. We believe our wholesale gross profit per unit benefited from a favorable depreciation environment, relative to historical trends, particularly in the second quarter.

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

Other gross profit rose 6.9% in the second quarter of fiscal 2018 and 13.8% in the first half of fiscal 2018, primarily reflecting the the changes in other sales and revenues discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2017	2016	Change	2017	2016	Change
Compensation and benefits (1)	$218.2	$199.3	9.5%	$440.6	$415.9	6.0%
Store occupancy costs	85.2	75.1	13.4%	164.9	146.8	12.3%
Advertising expense	39.6	34.5	14.8%	77.8	69.3	12.3%
Other overhead costs (2)	62.1	57.2	8.4%	125.3	114.4	9.5%
Total SG&A expenses	$405.1	$366.1	10.6%	$808.6	$746.4	8.3%
SG&A per used vehicle unit (3)	$2,178	$2,187	$(9)	$2,121	$2,205	$(84)

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, travel, non-CAF bad debt, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 10.6% in the second quarter of fiscal 2018. The increase primarily reflected the 12% growth in our store base since the beginning of last year’s second quarter (representing the addition of 19 stores), higher variable costs associated with our comparable store unit growth and a $15.8 million year-over-year increase in the accrual for the company's incentive pay. These increases were partially offset by an $11.4 million decrease in share-based compensation expense, which reduced SG&A per unit by $78. In the second quarter of fiscal 2017, share-based compensation expense included $10.9 million related to a modification of equity awards for our retired chief executive officer. SG&A expenses were not significantly impacted by Hurricane Harvey as inventory losses were largely offset by expected insurance recoveries.

SG&A expenses increased 8.3% in the first half of fiscal 2018. The increase primarily reflected the 13% growth in our store base, from 158 used car stores as of the beginning of fiscal 2017 to 179 as of August 31, 2017; higher variable costs associated with our comparable store unit growth; and a $16.4 million increase in the incentive pay accrual. These increases were partially offset by a $22.9 million decrease in share-based compensation expense, which reduced SG&A per unit by $79. The decrease in share-based compensation expense was a result of higher expenses associated with equity awards granted and modified in connection with the retirement of our former chief executive officer in fiscal 2017 as well as a decrease in the expense related to cash-settled restricted stock units in fiscal 2018. The expense associated with these units was driven by the change in the company's stock price during the relevant periods. In addition, we experienced some timing favorability related to planned spending on strategic initiatives and marketing, some of which could materialize later in the year.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $16.8 million in the second quarter of fiscal 2018, from $13.9 million in the second quarter of fiscal 2017. The increase reflected the combination of increases in finance and capital lease obligations and outstanding debt in fiscal 2018, as well as a reduction in capitalized interest.

Interest expense rose to $33.7 million in the first half of fiscal 2018, from $25.0 million in the prior year period. Similar to the second quarter, the increase reflected the combined effects of planned higher outstanding debt levels, growth in our finance and capital lease obligations and a reduction in capitalized interest.

Income Taxes.    The effective income tax rate was 37.5% in the second quarter of fiscal 2018 and 37.4% in the first six months of fiscal 2018 versus 38.0% in both the second quarter and first six months of fiscal 2017. For the second quarter and first half of fiscal 2018, our provision for income taxes and effective tax rate were reduced by $2.2 million and 75 basis points and $4.6 million and 73 basis points, respectively, due to the adoption of Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 on share-based compensation.  The standard requires the income tax effects of our share-based awards to be recognized in the provision for income taxes when the awards vest or are settled.  Previously, these tax effects were recognized within shareholders’ equity as capital in excess of par value. We have adopted this provision of the standard on a prospective basis.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$213.6	7.7	$190.2	7.6	$420.3	7.7	$374.3	7.6
Interest expense	(52.2)	(1.9)	(41.8)	(1.7)	(101.2)	(1.8)	(81.2)	(1.6)
Total interest margin	$161.4	5.8	$148.4	5.9	$319.1	5.8	$293.1	5.9
Provision for loan losses	$(32.9)	(1.2)	$(35.7)	(1.4)	$(61.5)	1.1	$(62.3)	(1.3)
CarMax Auto Finance income	$107.9	3.9	$96.0	3.8	$217.3	4.0	$196.7	4.0

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2017	2016	2017	2016
Net loans originated (in millions)	$1,542.2	$1,435.3	$3,088.3	$2,878.7
Vehicle units financed	80,976	75,898	162,763	150,982
Net penetration rate (1)	43.5%	45.3%	42.7%	44.6%
Weighted average contract rate	7.6%	7.4%	7.7%	7.5%
Weighted average credit score (2)	709	706	707	705
Weighted average loan-to-value (LTV) (3)	95.2%	95.2%	95.0%	94.8%
Weighted average term (in months)	65.8	65.8	65.8	65.9

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2017	2016	2017	2016
Total ending managed receivables	$11,252.8	$10,197.8	$11,252.8	$10,197.8
Total average managed receivables	$11,112.0	$10,049.8	$10,970.8	$9,897.4
Allowance for loan losses (1)	$129.5	$109.7	$129.5	$109.7
Allowance for loan losses as a percentage of ending managed receivables	1.15%	1.08%	1.15%	1.08%
Net credit losses on managed receivables	$33.2	$30.0	$55.6	$47.5
Annualized net credit losses as a percentage of total average managed receivables	1.19%	1.20%	1.01%	0.96%
Past due accounts as a percentage of ending managed receivables	3.42%	3.24%	3.42%	3.24%
Average recovery rate (2)	45.7%	48.4%	46.7%	49.2%

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

CAF income increased 12.5% in the second quarter of fiscal 2018 and 10.5% in the first half of the year. The increase was due to an increase in average managed receivables and a decline in the provision for loan losses, partially offset by a lower total interest margin percentage. Average managed receivables grew 10.6% and 10.8% in the second quarter and the first half of fiscal 2018, respectively, driven by the rise in CAF loan originations in recent years. The growth in net loan originations in both the second quarter and the first half of fiscal 2018 resulted from our used vehicle sales growth, partially offset by a decrease in CAF's penetration rate.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.8% in both the second quarter and the first half of fiscal 2018 from 5.9% in both corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses declined to $32.9 million in the second quarter and $61.5 million in the first half of fiscal 2018, from $35.7 million and $62.3 million, respectively, in the corresponding prior year periods. The prior year's provision was affected by rising loss experience, while losses were generally consistent with expectations in both the second quarter and the first half of fiscal 2018. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.15% as of August 31, 2017, similar to the 1.16% allowance ratio as of February 28, 2017. Compared with August 31, 2016, the increase in the allowance ratio from 1.08% reflected higher loss experience over the course of the last year. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months. As of August 31, 2017, the provision did not include any potential loss experience from Hurricane Harvey as the impacts are unknown at this time.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $139.5 million and $123.3 million in CAF Tier 3 receivables were outstanding as of August 31, 2017 and February 28, 2017, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of August 31, 2017 and February 28, 2017, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

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

We currently plan to open the following stores within 12 months from August 31, 2017. During this period, we will be entering five new television markets and expanding our presence in ten existing television markets. Of the 15 stores we plan to open during the 12 months ending August 31, 2018, 8 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Langhorne, Pennsylvania (1)	Philadelphia	Philadelphia	Q3 Fiscal 2018
Tyler, Texas (1)	Tyler/Longview (2)	Tyler	Q3 Fiscal 2018
Las Vegas, Nevada	Las Vegas	Las Vegas	Q3 Fiscal 2018
Colma, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q3 Fiscal 2018
Renton, Washington	Seattle/Tacoma	Seattle/Tacoma	Q3 Fiscal 2018
Myrtle Beach, South Carolina	Myrtle Beach/Florence (2)	Myrtle Beach	Q4 Fiscal 2018
South Portland, Maine	Portland/Auburn (2)	Portland	Q4 Fiscal 2018
Manchester, New Hampshire	Boston	Manchester	Q4 Fiscal 2018
Golden, Colorado	Denver	Denver/Aurora	Q4 Fiscal 2018
Winterville, North Carolina	Greenville/New Bern/Washington (2)	Greenville	Q1 Fiscal 2019
McKinney, Texas	Dallas/Ft. Worth	Dallas/Ft. Worth	Q1 Fiscal 2019
Jensen Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Port St. Lucie	Q1 Fiscal 2019
Santa Fe, New Mexico	Albuquerque/Santa Fe	Santa Fe	Q2 Fiscal 2019
Warner Robins, Georgia	Macon (2)	Warner Robins	Q2 Fiscal 2019
Norman, Oklahoma	Oklahoma City	Oklahoma City	Q2 Fiscal 2019

(1)	Store opened subsequent to August 31, 2017 and prior to the filing of this Form 10-Q.

(2)	Represents new television market as of planned store opening date.

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

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt, excluding non-recourse notes payable, a multiple of 8 times rent expense and total shareholders' equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first six months of fiscal 2018, net cash provided by operating activities totaled $81.1 million, compared with $33.0 million of net cash used in operating activities in the prior year period.  The net cash provided by or used in operating activities included increases in auto loan receivables of $637.7 million in the current year period and $656.8 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of August 31, 2017, total inventory was $2.23 billion, representing a decrease of $28.8 million, or 1.3%, compared with the balance as of the start of the fiscal year.  The decrease reflected a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2017 to better position ourselves for seasonal sales opportunities. Additionally, inventory levels were more elevated than normal at the end of fiscal 2017 as a result of delays in federal income tax refunds that we believe impacted the timing of anticipated sales in February. The decrease was partially offset by the addition of inventory to support store openings in fiscal 2018 as well as an increase in the average carrying cost of inventory due to changes in our vehicle mix.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Six Months Ended August 31
(In millions)	2017	2016
Net cash provided by (used in) operating activities (1)	$81.1	$(33.0)
Add: Net issuances of non-recourse notes payable (2)	561.1	736.8
Adjusted net cash provided by operating activities	$642.2	$703.8

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

Adjusted net cash provided by operating activities for the first six months of the current fiscal year decreased compared with the prior year period primarily due to the timing and use of funding vehicles in relation to originations of auto loan receivables. This decrease was partially offset by an increase in net income and timing of operating payables and receivables. In addition, net issuances of non-recourse notes payable in fiscal 2017 were impacted by the new warehouse facility being used to fund certain of CAF's Tier 3 loans.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $185.1 million in fiscal 2018 compared with $262.2 million in fiscal 2017.  Capital expenditures were $155.1 million in the current year period versus $214.6 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The decrease in capital expenditures in the current year period largely reflected reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores are being built.

As of August 31, 2017, 104 of our 179 used car stores were located on owned sites and 75 were located on leased sites, including 19 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of the fiscal year, net cash provided by financing activities totaled $91.3 million in fiscal 2018 compared with $573.8 million in fiscal 2017.  Included in these amounts were net increases in total non-recourse notes payable of $561.1 million and $736.8 million, respectively, which were used to provide the financing for the majority of the increases of $637.7 million and $656.8 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first six months of fiscal 2018, we reduced net borrowings on our revolving credit facility with net repayments of $137.0 million compared with an $85.0 million increase in net borrowings in the first six months of fiscal 2017. Net cash provided by financing activities was also impacted by stock repurchases of $344.8 million in the first six months of fiscal 2018 compared with $266.0 million in the first six months of fiscal 2017.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31	As of February 28
(In thousands)	2017	2017
Borrowings under revolving credit facility	$18,271	$155,062
Other long-term debt	800,000	800,000
Finance and capital lease obligations	502,502	496,136
Non-recourse notes payable	11,303,502	10,742,425
Total debt (1)	$12,624,275	$12,193,623
Cash and cash equivalents	$25,765	$38,416

(1)	Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

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

As of August 31, 2017, $9.24 billion of non-recourse notes payable was outstanding related to term securitizations.  These notes payable have scheduled maturities through October 2023, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first six months of fiscal 2018, we completed two term securitizations, funding a total of $2.38 billion of auto loan receivables.

As of August 31, 2017, $2.06 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of August 31, 2017, the combined limit of our warehouse facilities was $2.90 billion, and the unused warehouse capacity totaled $839.0 million.  Of the combined limit, $1.50 billion will expire in February 2018 and $1.30 billion will expire in August 2018.  Subsequent to the end of the quarter, the limit on the remaining $100.0 million facility was increased to $140.0 million and the expiration date was extended from November 2017 to September 2018. See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2017, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.25 billion was available for repurchase, with no expiration date, under the board's outstanding authorization. See Note 11 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loan receivables than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party finance providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2018.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2017	843,779	$61.68	843,779	$1,356,229,223
July 1 - 31, 2017	744,346	$64.91	744,346	$1,307,914,504
August 1 - 31, 2017	864,959	$64.87	864,959	$1,251,807,541
Total	2,453,084		2,453,084

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

October 5, 2017