Form 10-Q
period 2017-11-30
CARMAX INC
filed 2018-01-04
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 29, 2017
Common Stock, par value $0.50	180,847,916

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2017 and 2016	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2017 and 2016	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2017 and February 28, 2017	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2017 and 2016	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 6.	Exhibits	39

SIGNATURES			40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2017	%(1)	2016	%(1)	2017	%(1)	2016	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,425,540	83.4	$3,090,613	83.5	$10,963,113	84.1	$9,820,401	83.0
Wholesale vehicle sales	552,754	13.5	488,385	13.2	1,653,911	12.7	1,616,528	13.7
Other sales and revenues	128,723	3.1	122,526	3.3	418,967	3.2	388,229	3.3
NET SALES AND OPERATING REVENUES	4,107,017	100.0	3,701,524	100.0	13,035,991	100.0	11,825,158	100.0
Cost of sales	3,567,829	86.9	3,198,389	86.4	11,243,860	86.3	10,204,024	86.3
GROSS PROFIT	539,188	13.1	503,135	13.6	1,792,131	13.7	1,621,134	13.7
CARMAX AUTO FINANCE INCOME	102,810	2.5	89,359	2.4	320,109	2.5	286,086	2.4
Selling, general and administrative expenses	399,672	9.7	356,735	9.6	1,208,237	9.3	1,103,091	9.3
Interest expense	17,405	0.4	15,071	0.4	51,079	0.4	40,063	0.3
Other (income) expense	(279)	—	1,027	—	(561)	—	(24)	—
Earnings before income taxes	225,200	5.5	219,661	5.9	853,485	6.5	764,090	6.5
Income tax provision	76,360	1.9	83,016	2.2	311,519	2.4	289,723	2.5
NET EARNINGS	$148,840	3.6	$136,645	3.7	$541,966	4.2	$474,367	4.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	181,888		189,200		183,324		191,431
Diluted	184,033		190,818		185,201		193,239
NET EARNINGS PER SHARE:
Basic	$0.82		$0.72		$2.96		$2.48
Diluted	$0.81		$0.72		$2.93		$2.45

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2017	2016	2017	2016
NET EARNINGS	$148,840	$136,645	$541,966	$474,367
Other comprehensive income, net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	277	247	826	744
Net change in cash flow hedge unrecognized losses	8,046	6,200	4,425	9,317
Other comprehensive income, net of taxes	8,323	6,447	5,251	10,061
TOTAL COMPREHENSIVE INCOME	$157,163	$143,092	$547,217	$484,428

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,287	$38,416
Restricted cash from collections on auto loan receivables	388,945	380,353
Accounts receivable, net	95,841	152,388
Inventory	2,440,551	2,260,563
Other current assets	53,299	41,910
TOTAL CURRENT ASSETS	3,004,923	2,873,630
Auto loan receivables, net	11,376,825	10,596,076
Property and equipment, net	2,634,442	2,518,393
Deferred income taxes	133,173	150,962
Other assets	154,051	140,295
TOTAL ASSETS	$17,303,414	$16,279,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$519,984	$494,989
Accrued expenses and other current liabilities	233,397	266,128
Accrued income taxes	—	1,404
Short-term debt	593	62
Current portion of finance and capital lease obligations	9,590	9,491
Current portion of non-recourse notes payable	348,114	333,713
TOTAL CURRENT LIABILITIES	1,111,678	1,105,787
Long-term debt, excluding current portion	1,042,874	952,562
Finance and capital lease obligations, excluding current portion	490,968	486,645
Non-recourse notes payable, excluding current portion	11,117,495	10,387,231
Other liabilities	239,672	238,551
TOTAL LIABILITIES	14,002,687	13,170,776

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 181,489,439 and 186,548,602 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively	90,745	93,274
Capital in excess of par value	1,233,062	1,188,578
Accumulated other comprehensive loss	(51,304)	(56,555)
Retained earnings	2,028,224	1,883,283
TOTAL SHAREHOLDERS’ EQUITY	3,300,727	3,108,580
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,303,414	$16,279,356

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net earnings	$541,966	$474,367
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	133,175	125,654
Share-based compensation expense	52,363	72,026
Provision for loan losses	98,982	104,249
Provision for cancellation reserves	50,850	51,768
Deferred income tax provision (benefit)	14,384	(584)
Other	1,223	2,118
Net decrease (increase) in:
Accounts receivable, net	56,547	40,168
Inventory	(179,988)	(238,146)
Other current assets	(5,422)	(5,802)
Auto loan receivables, net	(879,731)	(900,675)
Other assets	(348)	1,193
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(9,373)	1,840
Other liabilities	(67,750)	(64,222)
NET CASH USED IN OPERATING ACTIVITIES	(193,122)	(336,046)
INVESTING ACTIVITIES:
Capital expenditures	(227,559)	(315,543)
Proceeds from disposal of property and equipment	96	728
Increase in restricted cash from collections on auto loan receivables	(8,592)	(13,211)
Increase in restricted cash in reserve accounts	(16,799)	(11,663)
Release of restricted cash from reserve accounts	13,411	8,083
Purchases of investments	(8,525)	(6,924)
Sales of investments	466	318
NET CASH USED IN INVESTING ACTIVITIES	(247,502)	(338,212)
FINANCING ACTIVITIES:
Increase in short-term debt, net	531	452
Proceeds from issuances of long-term debt	2,996,700	1,660,600
Payments on long-term debt	(2,906,700)	(1,484,900)
Cash paid for debt issuance costs	(11,524)	(12,568)
Payments on finance and capital lease obligations	(6,704)	(8,407)
Issuances of non-recourse notes payable	7,720,963	7,235,000
Payments on non-recourse notes payable	(6,976,360)	(6,299,802)
Repurchase and retirement of common stock	(454,960)	(464,352)
Equity issuances	66,549	34,554
NET CASH PROVIDED BY FINANCING ACTIVITIES	428,495	660,577
Decrease in cash and cash equivalents	(12,129)	(13,681)
Cash and cash equivalents at beginning of year	38,416	37,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,287	$23,713

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

In connection with our prospective adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 during the current fiscal year, our provision for income taxes was reduced by $8.7 million and $13.3 million for the three and nine months ended November 30, 2017, respectively. The standard requires the income tax effects of our share-based awards to be recognized in the provision for income taxes when the awards vest or are settled. Previously, these tax effects were recognized within shareholders' equity as capital in excess of par value. Additionally, cash flows related to excess tax benefits from share-based payment arrangements are now classified as operating activities, rather than financing activities, in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation, resulting in an increase in cash provided by operating activities and a decrease in cash provided by financing activities of $7.1 million for the nine months ended November 30, 2016.

Cash and Cash Equivalents.  Cash equivalents of approximately $0.6 million as of November 30, 2017, and $0.3 million as of February 28, 2017, consisted of highly liquid investments with original maturities of three months or less.

Restricted Cash from Collections on Auto Loan Receivables.  Cash equivalents totaling $388.9 million as of November 30, 2017, and $380.4 million as of February 28, 2017, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

Financing and Securitization Transactions.  We maintain a revolving funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement, at a later date.  We sell the auto loan receivables to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the related receivables.

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

We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions, including term securitizations, (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

These receivables can only be used as collateral to settle obligations of the related non-recourse funding vehicles.  The non-recourse funding vehicles and investors have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We have not provided financial or other support to the non-recourse funding vehicles that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the non-recourse funding vehicles.

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

Property and Equipment.  Property and equipment is stated at cost less accumulated depreciation and amortization of $1.14 billion and $1.04 billion as of November 30, 2017 and February 28, 2017, respectively.

Other Assets.  Other assets includes amounts classified as restricted cash on deposit in reserve accounts and restricted investments.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $56.2 million as of November 30, 2017, and $52.8 million as of February 28, 2017.

Restricted investments includes money market securities primarily held to satisfy certain insurance program requirements, as well as investments held in a rabbi trust established to fund informally our executive deferred compensation plan.  Restricted investments totaled $75.7 million as of November 30, 2017, and $70.8 million as of February 28, 2017.

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

Derivative Instruments and Hedging Activities.  We enter into derivative instruments to manage certain risks arising from both our business operations and economic conditions that result in the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates.  We recognize the derivatives at fair value on the consolidated balance sheets, and where applicable, such contracts covered by master netting agreements are reported net.  Gross positive fair values are netted with gross negative fair values by counterparty.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting may not apply or we do not elect to apply hedge accounting.  See Note 5 for additional information on derivative instruments and hedging activities.

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

While we continue to assess all potential impacts of this standard, we generally do not expect adoption of the standard to have a material impact on our consolidated financial statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable and we do not anticipate significant changes to the assessment of such performance obligations or the timing of our revenue recognition upon adoption of the new standard. Additionally, our conclusions related to revenue that is currently recognized on a net basis are not expected to change under the new standard. Our primary business processes are consistent with the principles contained in the ASU, and we do not expect significant changes to those processes, our internal controls or systems. The standard will require us to present our reserve for estimated sales returns on a gross basis on our consolidated balance sheets, with a return asset and a corresponding refund liability. Currently this reserve is presented as a net liability. This change will result in an estimated $10 million to $15 million increase to both assets and liabilities. The standard will require additional financial statement disclosures, the effects of which we do not expect to be significant.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$217.1	7.6	$192.7	7.5	$637.4	7.7	$567.0	7.5
Interest expense	(55.4)	(2.0)	(44.1)	(1.7)	(156.6)	(1.9)	(125.3)	(1.7)
Total interest margin	161.7	5.7	148.6	5.8	480.8	5.8	441.7	5.9
Provision for loan losses	(37.5)	(1.3)	(41.9)	(1.6)	(99.0)	(1.2)	(104.2)	(1.4)
Total interest margin after provision for loan losses	124.2	4.4	106.7	4.1	381.8	4.6	337.5	4.5

Direct expenses:
Payroll and fringe benefit expense	(8.9)	(0.3)	(7.5)	(0.3)	(26.2)	(0.3)	(22.9)	(0.3)
Other direct expenses	(12.5)	(0.4)	(9.8)	(0.4)	(35.5)	(0.4)	(28.5)	(0.4)
Total direct expenses	(21.4)	(0.8)	(17.3)	(0.7)	(61.7)	(0.7)	(51.4)	(0.7)
CarMax Auto Finance income	$102.8	3.6	$89.4	3.5	$320.1	3.9	$286.1	3.8

Total average managed receivables	$11,365.6		$10,297.8		$11,102.4		$10,030.9

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $11.49 billion as of November 30, 2017 and $10.74 billion as of February 28, 2017. See Notes 2 and 10 for additional information on securitizations and non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2017	2017
Asset-backed term funding transactions	$9,256.9	$8,784.7
Warehouse facilities	1,882.0	1,624.0
Overcollateralization (1)	263.6	211.4
Other managed receivables (2)	53.1	61.2
Total ending managed receivables	11,455.6	10,681.3
Accrued interest and fees	47.8	38.5
Other	1.1	(0.1)
Less allowance for loan losses	(127.7)	(123.6)
Auto loan receivables, net	$11,376.8	$10,596.1

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2017 (1)	% (2)	2017 (1)	% (2)
A	$5,630.3	49.2	$5,223.4	48.9
B	4,069.1	35.5	3,739.4	35.0
C and other	1,756.2	15.3	1,718.5	16.1
Total ending managed receivables	$11,455.6	100.0	$10,681.3	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Balance as of beginning of period	$129.5	1.15	$109.7	1.08	$123.6	1.16	$94.9	0.99
Charge-offs	(68.8)		(62.9)		(183.3)		(164.6)
Recoveries	29.5		26.1		88.4		80.3
Provision for loan losses	37.5		41.9		99.0		104.2
Balance as of end of period	$127.7	1.11	$114.8	1.10	$127.7	1.11	$114.8	1.10

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2017	% (1)	2017	% (1)
Total ending managed receivables	$11,455.6	100.0	$10,681.3	100.0
Delinquent loans:
31-60 days past due	$258.6	2.2	$211.0	2.0
61-90 days past due	116.3	1.0	93.5	0.9
Greater than 90 days past due	30.6	0.3	26.5	0.2
Total past due	$405.5	3.5	$331.0	3.1

(1)	Percent of total ending managed receivables.

5.    Derivative Instruments and Hedging Activities

We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and designate these derivative instruments as cash flow hedges for accounting purposes.  Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables, and (ii) exposure to variable interest rates associated with our term loan.

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $0.5 million will be reclassified in AOCL as an increase to CAF income.

As of November 30, 2017 and February 28, 2017, we had interest rate swaps outstanding with a combined notional amount of $2.02 billion and $2.03 billion, respectively, that were designated as cash flow hedges of interest rate risk.

Fair Values of Derivative Instruments

	As of November 30, 2017		As of February 28, 2017
(In thousands)	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as accounting hedges:
Interest rate swaps - current	$6,072	$—	$2,997	$(509)
Interest rate swaps - long-term	832	—	—	—
Total	$6,904	$—	$2,997	$(509)

(1)	Current amounts reported in other current assets and long-term amounts reported in other assets on the consolidated balance sheets.

(2)	Current amounts reported in accounts payable and long-term amounts reported in other liabilities on the consolidated balance sheets.

Effect of Derivative Instruments on Comprehensive Income

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2017	2016	2017	2016
Derivatives designated as accounting hedges:
Gain recognized in AOCL (1)	$12,361	$7,282	$4,423	$6,484
Loss reclassified from AOCL into CAF income (1)	$(906)	$(2,935)	$(2,871)	$(8,868)

(1)	Represents the effective portion.

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

Valuation Methodologies

Money Market Securities.  Money market securities are cash equivalents, which are included in cash and cash equivalents, restricted cash from collections on auto loan receivables and other assets.  They consist of highly liquid investments with original maturities of three months or less and are classified as Level 1.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$302,456	$—	$302,456
Mutual fund investments	19,311	—	19,311
Derivative instruments	—	6,904	6,904
Total assets at fair value	$321,767	$6,904	$328,671

Percent of total assets at fair value	97.9%	2.1%	100.0%
Percent of total assets	1.9%	—%	1.9%

Liabilities:
Derivative instruments	$—	$—	$—
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$397,994	$—	$397,994
Mutual fund investments	16,519	—	16,519
Derivative instruments	—	2,997	2,997
Total assets at fair value	$414,513	$2,997	$417,510

Percent of total assets at fair value	99.3%	0.7%	100.0%
Percent of total assets	2.5%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(509)	$(509)
Total liabilities at fair value	$—	$(509)	$(509)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and nine months ended November 30, 2017. As of November 30, 2017 and February 28, 2017 we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2017 and February 28, 2017, respectively, are as follows:

(In thousands)	As of November 30, 2017	As of February 28, 2017
Carrying value	$500,000	$500,000
Fair value	$507,348	$499,518

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2017	2016	2017	2016
Balance as of beginning of period	$109.8	$113.3	$108.2	$110.2
Cancellations	(16.9)	(16.8)	(49.8)	(49.6)
Provision for future cancellations	16.3	15.9	50.8	51.8
Balance as of end of period	$109.2	$112.4	$109.2	$112.4

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2017 and February 28, 2017, the current portion of cancellation reserves was $57.4 million and $56.4 million, respectively.

8.    Income Taxes

We had $30.8 million of gross unrecognized tax benefits as of November 30, 2017, and $30.0 million as of February 28, 2017.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2017, as all activity was related to positions taken on tax returns previously filed or intended to be filed in the current fiscal year.

Subsequent to November 30, 2017, Congress passed and the President signed the Tax Cuts and Jobs Act of 2017 into law, effective January 1, 2018. While we are still evaluating the full impact of the legislation, we expect the substantial reduction of the federal corporate tax rate, from 35% to 21%, to benefit our financial results and cash flow in future periods. Our fourth quarter effective income tax rate will reflect the benefit of the pro-rata two-month tax rate reduction for fiscal 2018. This benefit will partially offset a one-time unfavorable impact to tax expense of an estimated $50 million to $65 million related to the revaluation of our deferred tax asset incorporating the new federal tax rate. The actual amounts recognized will be impacted by our analysis of the law and our fourth quarter financial results.

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

Net Pension Expense

	Three Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Net pension expense	$51	$82	$117	$120	$168	$202

	Nine Months Ended November 30
	Pension Plan		Restoration Plan		Total
(In thousands)	2017	2016	2017	2016	2017	2016
Net pension expense	$155	$248	$351	$360	$506	$608

Net pension expense includes actuarial loss amortization of $0.5 million and $0.4 million for the three months ended November 30, 2017 and 2016, respectively and $1.4 million and $1.2 million for the nine months ended November 30, 2017 and 2016, respectively. During the nine months ended November 30, 2017, we made a $6.0 million contribution to the pension plan. We do not expect to make any additional contributions during the remainder of fiscal 2018.  The expected long-term rate of return on plan assets for the pension plan was 7.75% as of February 28, 2017.

10.    Debt

	As of November 30	As of February 28
(In thousands)	2017	2017
Revolving credit facility	$245,593	$155,062
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	500,558	496,136
Non-recourse notes payable	11,487,028	10,742,425
Total debt	13,033,179	12,193,623
Less: current portion	(358,297)	(343,266)
Less: unamortized debt issuance costs	(23,545)	(23,919)
Long-term debt, net	$12,651,337	$11,826,438

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt with expected repayments within the next 12 months presented as a component of current portion of long-term debt.  As of November 30, 2017, the unused capacity of $954.4 million was fully available to us.

Term Loan.    We have a $300 million term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of November 30, 2017, $300 million remained outstanding and was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of November 30, 2017, which are due in 2023, 2026 and 2028. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

Non-Recourse Notes Payable.  The non-recourse notes payable relate to auto loan receivables funded through non-recourse funding vehicles.  The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto loan receivables. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of November 30, 2017, $9.61 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through May 2024, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2017, $1.88 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of November 30, 2017, the combined limit of our warehouse facilities was $2.94 billion, and the unused warehouse capacity totaled $1.06 billion.  Of the combined limit, $1.50 billion will expire in February 2018, $1.30 billion will expire in August 2018 and $140.0 million will expire in September 2018. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2 and 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2017 and 2016, we capitalized interest of $5.8 million and $8.4 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2017, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of November 30, 2017, our board of directors has authorized the repurchase of up to $4.55 billion of our common stock. At that date, $1.14 billion was available for repurchase, with no expiration date, under the board's outstanding authorization.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2017	2016	2017	2016
Number of shares repurchased (in thousands)	1,488.4	3,780.5	6,976.2	8,715.2
Average cost per share	$72.02	$52.56	$63.90	$52.38
Available for repurchase, as of end of period (in millions)	$1,144.6	$1,691.5	$1,144.6	$1,691.5

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2017	2016	2017	2016
Cost of sales	$963	$584	$2,266	$2,998
CarMax Auto Finance income	895	663	2,563	2,314
Selling, general and administrative expenses	14,255	10,522	48,664	67,784
Share-based compensation expense, before income taxes	$16,113	$11,769	$53,493	$73,096

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2017	2016	2017	2016
Nonqualified stock options	$5,125	$4,756	$21,411	$32,977
Cash-settled restricted stock units (RSUs)	8,450	4,490	21,353	25,951
Stock-settled market stock units (MSUs)	2,135	2,463	8,299	9,811
Stock-settled performance stock units (PSUs)	59	(488)	549	1,844
Employee stock purchase plan	335	305	1,130	1,070
Restricted stock awards (RSAs)	9	243	751	1,443
Share-based compensation expense, before income taxes	$16,113	$11,769	$53,493	$73,096

(C) Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2017
	Equity Classified				Liability Classified
(Shares/units in thousands)	Options	MSUs	PSUs	RSAs	RSUs
Outstanding as of February 28, 2017	7,753	504	149	50	1,406
Granted	1,951	162	74	29	628
Exercised or vested and converted	(1,690)	(228)	—	(30)	(466)
Cancelled	(33)	(7)	—	—	(82)
Outstanding as of November 30, 2017	7,981	431	223	49	1,486

Weighted average grant date fair value per share/unit:

Granted	$16.15	$74.04	$58.38	$62.35	$58.39
Ending outstanding	$15.67	$74.03	$60.10	$58.18	$59.35

	As of November 30, 2017
Unrecognized compensation (in millions)	$41.3	$13.0	$2.9	$1.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2017	2016	2017	2016
Net earnings	$148,840	$136,645	$541,966	$474,367

Weighted average common shares outstanding	181,888	189,200	183,324	191,431
Dilutive potential common shares:
Stock options	1,659	1,191	1,444	1,346
Stock-settled stock units and awards	486	427	433	462
Weighted average common shares and dilutive potential common shares	184,033	190,818	185,201	193,239

Basic net earnings per share	$0.82	$0.72	$2.96	$2.48
Diluted net earnings per share	$0.81	$0.72	$2.93	$2.45

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2017 and 2016, options to purchase 2,712,724 shares and 3,104,720 shares of common stock, respectively, were not included. For the nine months ended November 30, 2017 and 2016, weighted average options to purchase 2,900,093 shares and 3,253,237 shares, respectively, were not included.

13.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Losses	Loss
Balance as of February 28, 2017	$(55,521)	$(1,034)	$(56,555)
Other comprehensive income before reclassifications	—	2,683	2,683
Amounts reclassified from accumulated other comprehensive loss	826	1,742	2,568
Other comprehensive income	826	4,425	5,251
Balance as of November 30, 2017	$(54,695)	$3,391	$(51,304)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2017	2016	2017	2016
Retirement Benefit Plans (Note 9):
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$189	$160	$561	$477
CarMax Auto Finance income	12	10	34	28
Selling, general and administrative expenses	253	217	766	655
Total amortization reclassifications recognized in net pension expense	454	387	1,361	1,160
Tax expense	(177)	(140)	(535)	(416)
Amortization reclassifications recognized in net pension expense, net of tax	277	247	826	744
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	277	247	826	744

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	12,361	7,282	4,423	6,484
Tax expense	(4,865)	(2,863)	(1,740)	(2,548)
Effective portion of changes in fair value, net of tax	7,496	4,419	2,683	3,936
Reclassifications to CarMax Auto Finance income	906	2,935	2,871	8,868
Tax expense	(356)	(1,154)	(1,129)	(3,487)
Reclassification of hedge losses, net of tax	550	1,781	1,742	5,381
Net change in cash flow hedge unrecognized losses, net of tax	8,046	6,200	4,425	9,317
Total other comprehensive income, net of tax	$8,323	$6,447	$5,251	$10,061

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $30.4 million as of November 30, 2017, and $33.8 million as of February 28, 2017.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2017	2016
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(3,096)	$8,629
Increase in finance and capital lease obligations	$10,245	$70,072

15.    Contingent Liabilities

Litigation. CarMax entities are defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et. al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $5.5 million as of November 30, 2017, and $6.3 million as of February 28, 2017, and is included in accrued expenses and other current liabilities.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer low, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our website and related mobile apps are tools for communicating the CarMax consumer offer in detail; sophisticated search engines for finding the right vehicle; and sales channels for customers who prefer to conduct part of the shopping and sales process online.

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

As of November 30, 2017, we operated 184 used car stores in 89 U.S. television markets.  As of that date, we also conducted wholesale auctions at 73 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.1% of our retail used vehicle unit sales in the first nine months of fiscal 2018.  As of November 30, 2017, CAF serviced approximately 879,000 customer accounts in its $11.46 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Nine Months Ended November 30, 2017
During the third quarter of fiscal 2018, net sales and operating revenues increased 11.0% and net earnings increased 8.9%. The 12.5% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program. Net earnings was impacted by a decrease in our effective tax rate.

Our primary source of revenue and net income is the retail sale of used vehicles.  During the third quarter of fiscal 2018, we sold 169,648 used vehicles, representing 83.4% of our net sales and operating revenues and 67.6% of our gross profit.  Compared with the prior year period, used vehicle revenues grew 10.8% and used vehicle gross profits improved 7.9%, primarily due to an 8.2% increase in total used unit sales, which included a 2.7% increase in comparable store used units.

Wholesale sales are also a significant contributor to our revenues and net income.  During the third quarter of fiscal 2018, we sold 100,332 wholesale vehicles, representing 13.5% of our net sales and operating revenues and 17.4% of our gross profit.  Compared with the prior year period, wholesale vehicle revenues grew 13.2% and wholesale vehicle gross profits increased 13.1% in the third quarter primarily due to a 9.1% increase in unit sales and a 3.7% increase in wholesale vehicle gross profit per unit.

During the third quarter of fiscal 2018, other sales and revenues, which include revenues earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.1% of our net sales and operating revenues and 15.1% of our gross profit. Compared with the prior year period, other sales and revenues increased 5.1% primarily reflecting improvements in EPP revenues, partially offset by a decline in net third-party finance fees. Other gross profit fell 1.6%, primarily reflecting a decrease in service profits, combined with the noted changes in EPP revenues and net third-party finance fees.

Income from our CAF segment totaled $102.8 million in the third quarter of fiscal 2018, up 15.1% compared with the prior year period.  The increase in CAF income was primarily due to an increase in average managed receivables and a decline in the provision for loan losses, partially offset by a lower total interest margin percentage.

Selling, general and administrative (“SG&A”) expenses increased 12.0% to $399.7 million, primarily reflecting the 13% increase in our store base since the beginning of the third quarter of fiscal 2017 and a combined increase of $8.0 million in stock-based compensation expense and the accrual for corporate incentive pay.

The effective income tax rate declined to 33.9% in the third quarter of fiscal 2018 from 37.8% in the third quarter of fiscal 2017 driven by stock option settlement activity and the related effects of a new accounting standard for share-based compensation. The standard requires the income tax effects of our share-based awards to be recognized in the provision for income taxes when the awards vest or are settled.  Previously, these tax effects were recognized within shareholders’ equity as capital in excess of par value.

During the first nine months of fiscal 2018, net sales and operating revenues increased 10.2%, net earnings increased 14.3% and net earnings per share increased 19.6%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first nine months of fiscal 2018, net cash used in operations totaled $193.1 million. This amount, combined with $744.6 million of net issuances of non-recourse notes payable, resulted in $551.5 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity, together with borrowing under our revolving credit facility, was primarily used to fund the 7.0 million common shares repurchased under our share repurchase program and our store growth.

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

We are continuing the national rollout of our retail concept, and as of November 30, 2017, we had used car stores located in 89 U.S. television markets, which covered approximately 72% of the U.S. population.  During the first nine months of fiscal 2018, we opened 11 stores, and during the remainder of the fiscal year, we plan to open 4 stores.  In fiscal 2019, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following November 30, 2017, see the table included in “PLANNED FUTURE ACTIVITIES.”

A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand. Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which has and could continue to increase the volume of late-model vehicles available at auction relative to dealer demand. While conditions in any one quarter may vary, this has and could continue to reduce wholesale auction prices and our vehicle acquisition costs. It could also impact CAF recovery rates.

We are evaluating the impacts of the Tax Cuts and Jobs Act of 2017, which was enacted in our fourth quarter. We expect the substantially lower corporate tax rate to benefit our financial results and cash flow in future periods; however, the amount and use of those benefits has not yet been determined. Our fourth quarter effective income tax rate will reflect the benefit of the pro-rata two-month tax rate reduction for fiscal 2018. This benefit will partially offset a one-time unfavorable impact to tax expense of an estimated $50 million to $65 million related to the revaluation of our deferred tax asset. The actual amounts recognized will be impacted by our analysis of the law and our fourth quarter financial results.

For additional information about risks and uncertainties facing our Company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and Part I, Item 2 of the Quarterly Report on Form 10-Q for the period ended August 31, 2017.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2017	2016	Change	2017	2016	Change
Used vehicle sales	$3,425.5	$3,090.6	10.8%	$10,963.1	$9,820.4	11.6%
Wholesale vehicle sales	552.8	488.4	13.2%	1,653.9	1,616.5	2.3%
Other sales and revenues:
Extended protection plan revenues	77.1	70.2	9.8%	254.5	221.5	14.9%
Third-party finance fees, net	(12.8)	(9.1)	(40.7)%	(35.8)	(29.3)	(22.3)%
Other	64.4	61.4	5.0%	200.3	196.0	2.2%
Total other sales and revenues	128.7	122.5	5.1%	419.0	388.2	7.9%
Total net sales and operating revenues	$4,107.0	$3,701.5	11.0%	$13,036.0	$11,825.2	10.2%

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2017	2016	Change	2017	2016	Change
Used vehicles	169,648	156,789	8.2%	550,940	495,277	11.2%
Wholesale vehicles	100,332	91,973	9.1%	309,283	300,543	2.9%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2017	2016	Change	2017	2016	Change
Used vehicles	$20,008	$19,520	2.5%	$19,705	$19,640	0.3%
Wholesale vehicles	$5,268	$5,103	3.2%	$5,110	$5,165	(1.1)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2017	2016	2017	2016
Used vehicle units	2.7%	5.4%	5.5%	2.8%
Used vehicle revenues	5.3%	2.5%	5.8%	1.2%

Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2017	2016	2017	2016
Used vehicle units	8.2%	9.1%	11.2%	6.6%
Used vehicle revenues	10.8%	6.2%	11.6%	5.0%

Wholesale vehicle units	9.1%	(2.2)%	2.9%	(0.6)%
Wholesale vehicle revenues	13.2%	(4.9)%	2.3%	(3.9)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2017	2016	2017	2016
CAF (2)	49.2%	50.1%	48.5%	49.9%
Tier 2 (3)	15.4%	17.0%	16.9%	17.7%
Tier 3 (4)	10.8%	9.7%	10.1%	9.9%
Other (5)	24.6%	23.2%	24.5%	22.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2017	2016	2017	2016
Used car stores, beginning of period	179	163	173	158
Store openings	5	6	11	11
Used car stores, end of period	184	169	184	169

During the first nine months of fiscal 2018, we opened 11 stores, including 5 stores in new markets (three stores in Seattle, WA, one store in Salisbury, MD and one store in Tyler, TX) and six stores in existing markets (one store each in Pensacola, FL; Hartford, CT; Philadelphia, PA; and Las Vegas, NV; and two stores in San Francisco, CA).

Used Vehicle Sales.  The 10.8% increase in used vehicle revenues in the third quarter of fiscal 2018 was primarily due to an 8.2% increase in used unit sales, as well as a 2.5% increase in average retail selling price. The increase in used unit sales included a 2.7% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.  Sales from stores in hurricane-affected markets drove our third quarter comparable store unit sales growth. The comparable store used unit sales performance reflected an increase in conversion, partially offset by lower store traffic. Website traffic grew 19%. The increase in average retail selling price reflected the combined effects of shifts in the mix of our sales by both vehicle age and class and higher vehicle acquisition costs. We believe lower seasonal depreciation was a significant driver of the increase in vehicle acquisition costs. At the same time, industry new vehicle transaction prices benefited from aggressive new car incentives. We believe the resulting change in the relative affordability of new vehicles versus late-model vehicles was one of the factors contributing to our third quarter comparable store used unit sales performance.

The 11.6% increase in used vehicle revenues in the first nine months of fiscal 2018 was primarily due to an 11.2% increase in used unit sales. The increase in used unit sales included a 5.5% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. Trends for the first nine months of the fiscal year were generally similar to those in the third quarter, as the increase in used unit sales was driven by a continued improvement in conversion, partially offset by lower store traffic. We believe that strong execution in our stores as well as the impact of our digital initiatives contributed to our continued improvements in conversion. Average retail selling price for the first nine months of fiscal 2018 remained consistent with the prior year.

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

The 13.2% increase in wholesale vehicle revenues in the third quarter of fiscal 2018 was primarily due to a 9.1% increase in unit sales and a 3.2% increase in wholesale vehicle average selling price. The wholesale unit growth reflected a substantial increase in our appraisal buy rate and growth in our store base, partially offset by a slight reduction in appraisal traffic. We believe the appraisal buy rate benefited from strong wholesale industry vehicle valuations, which allowed us to provide seasonally strong appraisal offers and also resulted in a higher wholesale vehicle average selling price.

The 2.3% increase in wholesale vehicle revenues in the first nine months of fiscal 2018 was primarily due to a 2.9% increase in unit sales, partially offset by a 1.1% decrease in wholesale vehicle average selling price. Similar to the third quarter, the wholesale unit growth reflected an increase in our appraisal buy rate and growth in our store base, partially offset by a reduction in appraisal traffic.

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

Other sales and revenues increased 5.1% in the third quarter of fiscal 2018. EPP revenues increased 9.8% compared with the prior year’s third quarter, largely reflecting the growth in our used unit sales. The $3.7 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel.

Other sales and revenues increased 7.9% in the first nine months of fiscal 2018. The increase in other sales and revenues was driven by a 14.9% increase in EPP revenues, partially offset by a $6.5 million decline in net third-party finance fees. The increase in EPP revenues reflected the growth in our used unit sales, as well as modest favorable adjustments to cancellation reserves resulting from lower cancellation activity.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2017	2016	Change	2017	2016	Change
Used vehicle gross profit	$364.3	$337.8	7.9%	$1,201.4	$1,076.1	11.6%
Wholesale vehicle gross profit	93.6	82.8	13.1%	298.5	277.1	7.7%
Other gross profit	81.3	82.5	(1.6)%	292.2	267.9	9.1%
Total	$539.2	$503.1	7.2%	$1,792.1	$1,621.1	10.5%

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2017		2016		2017		2016
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,148	10.6	$2,155	10.9	$2,181	11.0	$2,173	11.0
Wholesale vehicle gross profit	$933	16.9	$900	16.9	$965	18.1	$922	17.1
Other gross profit	$479	63.1	$527	67.4	$530	69.7	$541	69.0
Total gross profit	$3,178	13.1	$3,209	13.6	$3,253	13.7	$3,273	13.7

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers through our appraisal process.  Vehicles purchased directly from consumers typically generate more gross profit per unit compared with vehicles purchased at auction or through other channels.

Used vehicle gross profit rose 7.9% in the third quarter of fiscal 2018 and 11.6% in the first nine months of fiscal 2018, driven by the 8.2% and 11.2% growth in total used unit sales, respectively. Our used vehicle gross profit per unit was similar to the corresponding prior year periods. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

In the third quarter of fiscal 2018, wholesale vehicle gross profit increased 13.1%, driven by the 9.1% increase in wholesale unit sales and the $33, or 3.7%, increase in wholesale gross profit per unit. For the first nine months of fiscal 2018, wholesale vehicle gross profit increased 7.7%, driven by the $43, or 4.7%, increase in wholesale vehicle gross profit per unit as well as the 2.9% increase in wholesale unit sales. We believe our wholesale gross profit per unit benefited from a lower seasonal depreciation environment, relative to historical trends.

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

Other gross profit fell 1.6% in the third quarter of fiscal 2018, reflecting a $4.8 million decrease in service profits, combined with the changes in EPP revenues and net third-party finance fees discussed above. Service profits were affected by the reduced leverage of service department costs resulting from our more modest comparable store used unit growth in the third quarter of fiscal 2018.

Other gross profit rose 9.1% in the first nine months of fiscal 2018, primarily reflecting the impacts of EPP revenues and net third-party finance fees discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2017	2016	Change	2017	2016	Change
Compensation and benefits (1)	$209.8	$182.2	15.1%	$650.4	$598.1	8.7%
Store occupancy costs	86.0	75.8	13.4%	250.9	222.6	12.7%
Advertising expense	36.5	34.8	4.9%	114.3	104.1	9.8%
Other overhead costs (2)	67.4	63.9	5.4%	192.6	178.3	8.0%
Total SG&A expenses	$399.7	$356.7	12.0%	$1,208.2	$1,103.1	9.5%
SG&A per used vehicle unit (3)	$2,356	$2,275	$81	$2,193	$2,227	$(34)

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, travel, non-CAF bad debt, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 12.0% in the third quarter of fiscal 2018. The increase primarily reflected the 13% growth in our store base since the beginning of last year’s third quarter (representing the addition of 21 stores) and an increase of $8.0 million, or $42 per unit, approximately half of which was related to the accrual for the company's incentive pay and half due to higher share-based compensation expense.

SG&A expenses increased 9.5% in the first nine months of fiscal 2018. The increase primarily reflected the 16% growth in our store base, from 158 used car stores as of the beginning of fiscal 2017 to 184 as of November 30, 2017; a $20.7 million increase in the incentive pay accrual; and higher variable costs associated with our comparable store unit growth. These increases were partially offset by a $19.1 million decrease in share-based compensation expense. The decrease in share-based compensation expense was a result of higher expenses associated with equity awards granted and modified in connection with the retirement of our former chief executive officer in fiscal 2017 as well as a decrease in the expense related to cash-settled restricted stock units in fiscal 2018. The expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods. In addition, we experienced some timing favorability related to planned spending on strategic initiatives and marketing, some of which we believe may materialize during the fourth quarter. Both periods included increased spending on strategic initiatives.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $17.4 million in the third quarter of fiscal 2018, from $15.1 million in the third quarter of fiscal 2017. The increase primarily reflected higher outstanding debt in fiscal 2018 and a reduction in capitalized interest.

Interest expense rose to $51.1 million in the first nine months of fiscal 2018, from $40.1 million in the prior year period. The increase reflected the combined effects of higher outstanding debt levels, growth in our finance and capital lease obligations and a reduction in capitalized interest.

Income Taxes.    The effective income tax rate was 33.9% in the third quarter of fiscal 2018 and 36.5% in the first nine months of fiscal 2018 versus 37.8% and 37.9%, respectively, in the corresponding periods of fiscal 2017. For the third quarter and first nine months of fiscal 2018, our provision for income taxes was reduced by $8.7 million and $13.3 million, respectively, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09 on share-based compensation.  The standard requires the income tax effects of our share-based awards to be recognized in the provision for income taxes when the awards vest or are settled.  Previously, these tax effects were recognized within shareholders’ equity as capital in excess of par value. We have adopted this provision of the standard on a prospective basis.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$217.1	7.6	$192.7	7.5	$637.4	7.7	$567.0	7.5
Interest expense	(55.4)	(2.0)	(44.1)	(1.7)	(156.6)	(1.9)	(125.3)	(1.7)
Total interest margin	$161.7	5.7	$148.6	5.8	$480.8	5.8	$441.7	5.9
Provision for loan losses	$(37.5)	(1.3)	$(41.9)	(1.6)	$(99.0)	(1.2)	$(104.2)	(1.4)
CarMax Auto Finance income	$102.8	3.6	$89.4	3.5	$320.1	3.9	$286.1	3.8

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2017	2016	2017	2016
Net loans originated (in millions)	$1,454.5	$1,339.1	$4,542.8	$4,217.7
Vehicle units financed	74,914	70,513	237,677	221,495
Net penetration rate (1)	44.2%	45.0%	43.1%	44.7%
Weighted average contract rate	7.7%	7.3%	7.7%	7.4%
Weighted average credit score (2)	708	707	707	705
Weighted average loan-to-value (LTV) (3)	95.1%	95.5%	95.0%	95.0%
Weighted average term (in months)	65.8	65.8	65.8	65.8

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2017	2016	2017	2016
Total ending managed receivables	$11,455.6	$10,407.7	$11,455.6	$10,407.7
Total average managed receivables	$11,365.6	$10,297.8	$11,102.4	$10,030.9
Allowance for loan losses (1)	$127.7	$114.8	$127.7	$114.8
Allowance for loan losses as a percentage of ending managed receivables	1.11%	1.10%	1.11%	1.10%
Net credit losses on managed receivables	$39.3	$36.8	$94.9	$84.3
Annualized net credit losses as a percentage of total average managed receivables	1.38%	1.43%	1.14%	1.12%
Past due accounts as a percentage of ending managed receivables	3.54%	3.46%	3.54%	3.46%
Average recovery rate (2)	45.8%	46.2%	46.4%	48.2%

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

CAF income increased 15.1% in the third quarter of fiscal 2018 and 11.9% in the first nine months of the year. The increase was due to an increase in average managed receivables and a decline in the provision for loan losses, slightly offset by a lower total interest margin percentage. Average managed receivables grew 10.4% and 10.7% in the third quarter and the first nine months of fiscal 2018, respectively, driven primarily by the rise in CAF loan originations in recent years. The growth in net loan originations in both the third quarter and the first nine months of fiscal 2018 resulted from our used vehicle sales growth and an increase in average amount financed, partially offset by a decrease in CAF's penetration rate.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.7% in the third quarter and 5.8% in the first nine months of fiscal 2018 from 5.8% and 5.9%, respectively, in the corresponding periods of fiscal 2017.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses declined to $37.5 million in the third quarter and $99.0 million in the first nine months of fiscal 2018, from $41.9 million and $104.2 million, respectively, in the corresponding prior year periods. The prior year's provision was affected by rising loss experience, while losses were generally consistent with expectations in both the third quarter and the first nine months of fiscal 2018. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.11% as of November 30, 2017, compared with 1.16% as of February 28, 2017 and 1.10% as of November 30, 2016. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $142.2 million and $123.3 million in CAF Tier 3 receivables were outstanding as of November 30, 2017 and February 28, 2017, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2017 and February 28, 2017, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

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

We currently plan to open the following stores within 12 months from November 30, 2017. During this period, we will be entering eight new television markets and expanding our presence in seven existing television markets. Of the 15 stores we plan to open during the 12 months ending November 30, 2018, 12 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Myrtle Beach, South Carolina (1)	Myrtle Beach/Florence (2)	Myrtle Beach	Q4 Fiscal 2018
South Portland, Maine	Portland/Auburn (2)	Portland	Q4 Fiscal 2018
Manchester, New Hampshire	Boston	Manchester	Q4 Fiscal 2018
Golden, Colorado	Denver	Denver/Aurora	Q4 Fiscal 2018
Winterville, North Carolina	Greenville/New Bern/Washington (2)	Greenville	Q1 Fiscal 2019
McKinney, Texas	Dallas/Ft. Worth	Dallas/Ft. Worth	Q1 Fiscal 2019
Jensen Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Port St. Lucie	Q1 Fiscal 2019
Santa Fe, New Mexico	Albuquerque/Santa Fe	Santa Fe	Q2 Fiscal 2019
Warner Robins, Georgia	Macon (2)	Warner Robins	Q2 Fiscal 2019
Norman, Oklahoma	Oklahoma City	Oklahoma City	Q2 Fiscal 2019
Wilmington, North Carolina	Wilmington (2)	Wilmington	Q3 Fiscal 2019
Lafayette, Louisiana	Lafayette (2)	Lafayette	Q3 Fiscal 2019
Corpus Christi, Texas	Corpus Christi (2)	Corpus Christi	Q3 Fiscal 2019
Shreveport, Louisiana	Shreveport (2)	Shreveport	Q3 Fiscal 2019
Melbourne, Florida	Orlando/Daytona Beach	Palm Bay/Melbourne	Q3 Fiscal 2019

(1)	Store opened in December 2017.

(2)	Represents new television market as of planned store opening date.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

FINANCIAL CONDITION

Liquidity and Capital Resources.
Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement and CAF. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.

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

Operating Activities.  During the first nine months of fiscal 2018, net cash used in operating activities totaled $193.1 million, compared with $336.0 million in the prior year period.  The net cash used in operating activities included increases in auto loan receivables of $879.7 million in the current year period and $900.7 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of November 30, 2017, total inventory was $2.44 billion, representing an increase of $180.0 million, or 8.0%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected the addition of inventory to support store openings in fiscal 2018 as well as an increase in the average carrying cost of inventory due to an increase in acquisition costs and changes in our vehicle mix.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Nine Months Ended November 30
(In millions)	2017	2016
Net cash used in operating activities (1)	$(193.1)	$(336.0)
Add: Net issuances of non-recourse notes payable (2)	744.6	935.2
Adjusted net cash provided by operating activities	$551.5	$599.2

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

Adjusted net cash provided by operating activities for the first nine months of the current fiscal year decreased compared with the prior year period primarily due to the timing and use of non-recourse funding vehicles in relation to originations of auto loan receivables. This decrease was partially offset by an increase in net income and the impact of changes in inventory. In addition, net issuances of non-recourse notes payable in fiscal 2017 were impacted by the new warehouse facility being used to fund certain of CAF's Tier 3 loans.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $247.5 million in fiscal 2018 compared with $338.2 million in fiscal 2017.  Capital expenditures were $227.6 million in the current year period versus $315.5 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling costs.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. The decrease in capital expenditures in the current year period largely reflected reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores are being built.

As of November 30, 2017, 108 of our 184 used car stores were located on owned sites and 76 were located on leased sites, including 20 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $428.5 million in fiscal 2018 compared with $660.6 million in fiscal 2017.  Included in these amounts were net increases in total non-recourse notes payable of $744.6 million and $935.2 million, respectively, which were used to provide the financing for the majority of the increases of $879.7 million and $900.7 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first nine months of fiscal 2018, we increased net borrowings on our revolving credit facility by $90.0 million. During the first nine months of fiscal 2017, we sold $500 million of senior unsecured notes in a private placement and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. Net cash provided by financing activities was also impacted by stock repurchases of $455.0 million in the first nine months of fiscal 2018 compared with $464.4 million in the first nine months of fiscal 2017.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30	As of February 28
(In thousands)	2017	2017
Borrowings under revolving credit facility	$245,593	$155,062
Other long-term debt	800,000	800,000
Finance and capital lease obligations	500,558	496,136
Non-recourse notes payable	11,487,028	10,742,425
Total debt (1)	$13,033,179	$12,193,623
Cash and cash equivalents	$26,287	$38,416

(1)	Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

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

CAF auto loan receivables are primarily funded through our warehouse facilities and asset-backed term funding transactions.  These non-recourse funding vehicles are structured to legally isolate the auto loan receivables, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles. Loans originated in the CAF Tier 3 loan origination program are primarily being funded through a $140 million warehouse facility, as well as the use of existing working capital.

The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto loan receivables. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.

As of November 30, 2017, $9.61 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable have scheduled maturities through May 2024, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2018, we funded a total of $3.90 billion of auto loan receivables in asset-backed term funding transactions.

As of November 30, 2017, $1.88 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of November 30, 2017, the combined limit of our warehouse facilities was $2.94 billion, and the unused warehouse capacity totaled $1.06 billion.  Of the combined limit, $1.50 billion will expire in February 2018, $1.30 billion will expire in August 2018 and $140.0 million will expire in September 2018. See Notes 2 and 10 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2017, the board had authorized a total of $4.55 billion of repurchases.  At that date, $1.14 billion was available for repurchase, with no expiration date, under the board's outstanding authorization. See Note 11 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Changes in tax law, including the effect of federal tax reform.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loan receivables than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party finance providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 28, 2017, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K, except as follows:

The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.

The Tax Cuts and Jobs Act was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will significantly reduce our effective tax rate in future periods. As disclosed in the Form 10-Q for the quarter ended November 30, 2017, our fourth quarter effective income tax rate will reflect the benefit of a pro-rata two-month tax rate reduction for fiscal 2018, which will partially offset a one-time unfavorable impact related to the revaluation of our deferred tax asset. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the new law.

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

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2018.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2017	473,200	$70.01	473,200	$1,218,679,474
October 1 - 31, 2017	443,669	$75.40	443,669	$1,185,226,060
November 1 - 30, 2017	571,550	$71.05	571,550	$1,144,614,884
Total	1,488,419		1,488,419

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 4, 2018