Form 10-K
period 2018-02-28
CARMAX INC
filed 2018-04-24
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2018
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
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2017, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $12,214,839,459.
On March 31, 2018, there were 178,676,159 outstanding shares of CarMax, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CarMax, Inc. Notice of 2018 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2018

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•	Our projected future sales growth, comparable store sales growth, margins, tax rates, earnings, CarMax Auto Finance income and earnings per share.

•	Our expectations of factors that could affect CarMax Auto Finance income.

•	Our expected future expenditures, cash needs, and financing sources.

•	Our expected capital structure, stock repurchases and indebtedness.

•	The projected number, timing and cost of new store openings.

•	Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.

•	Our sales and marketing plans.

•	The capabilities of our proprietary information technology systems and other systems.

•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.

•	Our assessment of competitors and potential competitors.

•	Our expectations for growth in our markets and in the used vehicle retail sector.

•	Our assessment of the effect of recent legislation and accounting pronouncements.

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

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at low, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  By focusing on customer service, associate development and efficient execution, we are the nation’s largest retailer of used cars, selling 721,512 used vehicles at retail during the fiscal year ended February 28, 2018.  In addition, we are one of the nation’s largest operators of wholesale vehicle auctions and one of the nation’s largest providers of used vehicle financing.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2018, we operated 188 used car stores in 91 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
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
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory of approximately 70,000 vehicles as of February 28, 2018, available for viewing on carmax.com, as well as our mobile apps.  Upon request by a customer, we will transfer virtually any used vehicle in this inventory to a local store.  This allows a single CarMax store to offer access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2018, approximately 30% of our vehicles sold were transferred at customer request.
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

Based on age, mileage or condition, fewer than half of the vehicles acquired through our in-store appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our on-site wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.    As of February 28, 2018, we conducted wholesale auctions at 73 of our 188 stores.  During fiscal 2018, we sold 408,509 wholesale vehicles through these on-site auctions with an average auction sales rate of approximately 95%.
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
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2018, approximately 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 20% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely through CarMax stores, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.1% of our retail used vehicle unit sales in fiscal 2018.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.  As of February 28, 2018, CAF serviced approximately 895,000 customer accounts in its $11.62 billion portfolio of managed receivables.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. According to industry sources, as of December 31, 2017, there were approximately 18,000 franchised dealers in the U.S., who we consider to be our primary retail competitors, as they sell the majority of late-model used vehicles.  Competition in our industry is increasingly affected by the use of web-based marketing and other web-based tools for both consumers and the dealers with whom we compete.
Based on industry data, there were approximately 40 million used cars sold in the U.S. in calendar 2017, of which approximately 22 million were estimated to be 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2017, we estimate we sold approximately 4.6% of the age 0- to 10-year old vehicles sold in the television markets in which we operate, an increase of almost 7% over calendar 2016. Our market share is generally the highest in markets in which we have been established for many years. Entering new markets could have a dampening effect on our market share given that our initial market share in new markets is generally much lower than our average. On a nationwide basis, we estimate we sold approximately 3% of the age 0- to 10-year old vehicles sold in calendar year 2017.
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
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2017.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles generally range in price from $11,000 to $35,000.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market availability.
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

Extended Protection Plans.  At the time of sale, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive retrospective commissions based upon the performance of the policies administered by the third parties.
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
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2018, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA, Wells Fargo Dealer Services and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.

Generally, credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 3 provider.
We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, as well as through local, regional and online auctions. While in any individual period conditions may vary, over the past 10 fiscal years, 38% to 52% of our retail inventory has been acquired through our appraisal process annually. We also, to a lesser extent, acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 270 million light vehicles in operation in the U.S. as of December 31, 2017.  During calendar year 2017, it is estimated that approximately 17 million new cars and 40 million used cars were sold at retail, many of which were accompanied by trade-ins, and approximately 20 million wholesale vehicles were sold at auctions and through other non-traditional channels.
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
Systems
Our business is supported by proprietary digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including credit processing and supply chain management.  Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary store technology provides our management with real-time information about many aspects of store operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.
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
Marketing and Advertising
Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  These strategies are implemented through a broad range of media types.  Our website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to conduct part of the shopping and sales process online.  Our website and mobile apps also include a variety of other customer service features, including the ability to initiate vehicle transfers, schedule appointments and apply for financing pre-approval.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Our survey data indicates that during fiscal 2018, approximately 90% of customers who purchased a vehicle from us had first visited us online.
Associates
On February 28, 2018, we had a total of 25,110 full- and part-time associates, including 18,637 hourly and salaried associates and 6,473 sales associates, who predominantly worked on a commission basis.  We employ additional associates during peak selling seasons.  We believe we have created a unique corporate culture and maintain good employee relations.  No associate is subject to a collective bargaining agreement.  We focus on developing our associates and providing them with the information and resources they need to offer exceptional customer service and have been recognized for the success of our efforts by a number of external organizations.
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
The CFPB has supervisory authority over large nonbank auto finance companies, including CarMax’s CAF segment.  The CFPB can use this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws.
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

Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers and online and mobile sales platforms, as well as millions of private individuals.   Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers in particular, including publicly traded auto retailers, have increased their sales of used vehicles in recent years.  These new car dealers also leverage their franchise relationships with automotive manufacturers to brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.
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
The use of social media increases the speed with which information and opinions can be shared and thus the speed with which reputation can be affected.  We monitor social media and attempt to address customer concerns, provide accurate information and protect our reputation, but there can be no guarantee that our efforts will succeed.  If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.
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
Changes in the availability or cost of capital and working capital financing, including the long-term financing to support the expansion of our store base and sales growth in existing stores, could adversely affect sales, operating strategies and store growth.  Although, in recent years, internally generated cash flows have been sufficient to fund our growth, there can be no assurance that we will continue to generate cash flows sufficient to fund our growth.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our growth.
Changes in the availability or cost of the long-term financing to support the origination of auto loan receivables through CAF could adversely affect sales and results of operations.  We use a securitization program to fund the majority of the auto loan receivables originated by CAF.  Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CAF’s loan originations.  In the event that this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.

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
Our success depends upon the continued contributions of our more than 25,000 associates.

Our associates are the driving force behind our success.  We believe that one of the things that sets CarMax apart is a culture centered on valuing all associates.  In addition, our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. Our failure to maintain this culture or to continue recruiting, developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.  Our ability to recruit associates while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, our growth plans, changes in employment legislation, and competition for qualified employees in the industry and regions in which we operate, and for qualified service technicians in particular.  Our ability to recruit associates while controlling related costs is also subject to our ability to maintain positive associate relations.  If we are unable to do so, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

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
Our growth is dependent both on opening stores in new and existing markets and continued sales growth in our existing stores. The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our new store growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth in our existing stores requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 25,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.
We conduct our retail vehicle operations primarily in two formats – production and non-production stores.  Production stores are those locations at which vehicle reconditioning is performed.  Production stores have more service bays and require additional space for reconditioning activities and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production store on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some stores that are constructed to accommodate reconditioning activities may initially be operated as non-production stores until we expand our presence in that market.  We also have production and non-production stores that operate in Metropolitan Statistical Areas (“MSAs”) of less than 600,000 people, which we define as small markets. Some of these stores also have a smaller footprint compared with our stores in larger markets.
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2018

	Production Stores	Non-production Stores
Store count	94	94
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	9	27

As of February 28, 2018, we operated 73 wholesale auctions, most of which were located at production stores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2018

State	Count	State	Count
Alabama	4	Missouri	3
Arizona	3	Nebraska	1
California	25	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	2
Delaware	1	New Mexico	1
Florida	17	New York	2
Georgia	9	North Carolina	9
Idaho	1	Ohio	5
Illinois	9	Oklahoma	2
Indiana	2	Oregon	2
Iowa	1	Pennsylvania	4
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	1	Tennessee	8
Maine	1	Texas	17
Maryland	7	Utah	1
Massachusetts	4	Virginia	10
Michigan	1	Washington	4
Minnesota	2	Wisconsin	4
Mississippi	2	Total	188

Of the 188 used car stores open as of February 28, 2018, 111 were located on owned sites and 77 were located on leased sites. The leases are classified as follows:

Land-only leases	21
Land and building leases	56
Total leased sites	77
As of February 28, 2018, we leased our CAF office buildings in Atlanta, Georgia and other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia, and land associated with planned future store openings.
Expansion
Since opening our first used car store in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2018, we operated in 91 U.S. television markets, which covered approximately 73% of the U.S. population.  We believe that both further expansion of our store base and increases in market share will provide a foundation for future sales and earnings growth.  In fiscal 2019, we plan to open 15 stores. In fiscal 2020, we plan to open between 13 and 16 stores.

For additional details on our future expansion plans, see “PLANNED FUTURE ACTIVITIES,” included in Part II, Item 7 of this Form 10-K.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.
EXECUTIVE OFFICERS OF THE COMPANY

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2018.

Name	Age	Office
William D. Nash………………………..….……...........	48	President, Chief Executive Officer and Director
Thomas W. Reedy……………………….…..….............	54	Executive Vice President and Chief Financial Officer
William C. Wood, Jr.……………….……..…….............	51	Executive Vice President and Chief Operating Officer
Edwin J. Hill……………………....……………............	58	Executive Vice President, Strategy and Business Transformation
James Lyski………………….……..……………..........	55	Executive Vice President and Chief Marketing Officer
Eric M. Margolin………………….……..………..........	65	Executive Vice President, General Counsel and Corporate Secretary
Diane L. Cafritz……………………....…………….......	47	Senior Vice President and Chief Human Resources Officer
Jon G. Daniels………………….……..…………...........	46	Senior Vice President, CarMax Auto Finance
Shamim Mohammad………………….……..…...….....	49	Senior Vice President and Chief Information Officer
Darren C. Newberry.........................................................	48	Senior Vice President, Store Operations
C. Joseph Wilson.............................................................	45	Senior Vice President, Store Strategy and Logistics

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
Mr. Wood joined CarMax in 1993 as a buyer-in-training.  He has served as buyer, purchasing manager, district manager, regional director and director of buyer development.  He was promoted to vice president, merchandising in 1998, vice president of sales operations in 2007, senior vice president, sales in 2010, senior vice president, stores in 2011 and executive vice president, stores in 2012.  In 2016, he was promoted to executive vice president and chief operating officer. Prior to joining CarMax, Mr. Wood worked at Circuit City. As previously announced, Mr. Wood intends to retire from his position by the end of Summer 2018.
Mr. Hill joined CarMax in 1995 as director of service operations. In 2001, Mr. Hill was promoted to vice president of service operations, and, in 2010, he was promoted to senior vice president of service operations, a position he held until 2013, when he was promoted to senior vice president, strategy and business transformation.  In 2016, Mr. Hill was promoted to executive vice president, strategy and business transformation. Prior to joining CarMax, Mr. Hill was vice president of advanced programs at Reveo, Inc. and vice president of operations at Hypres. As previously announced, Mr. Hill will succeed Mr. Wood as chief operating officer following Mr. Wood’s retirement.
Mr. Lyski joined CarMax in August 2014 as senior vice president and chief marketing officer.  In 2017, he was promoted to executive vice president and chief marketing officer. Prior to joining CarMax, he served as chief marketing officer of The Scotts Miracle-Gro Company from 2011 to 2014 and as chief marketing officer at Nationwide Mutual Insurance Company from 2006 to 2010. In addition, Mr. Lyski has held marketing leadership positions at Cigna Healthcare Inc. and FedEx Corporation.
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
Mr. Mohammad joined CarMax in 2012 as vice president of application development and IT planning. In 2014, he was promoted to senior vice president and chief information officer. Prior to joining CarMax, Mr. Mohammad was vice president of information technology at BJ’s Wholesale Club from 2006 to 2012 and held various positions at Blockbuster and TravelCLICK.
Mr. Newberry joined CarMax in March 2004 as location general manager-in-training in the Los Angeles region and was promoted to location general manager of the Duarte, California store in 2006. He was subsequently promoted to positions of increasing responsibility, including regional vice president general manager in 2013 and vice president, regional sales in 2016. In 2017, he was promoted to senior vice president, store operations. Prior to joining CarMax, Mr. Newberry served as store manager and area manager for Bed, Bath and Beyond from 1994 to 2004.

Mr. Wilson joined CarMax in May 1995 as a buyer-in-training at the Raleigh, North Carolina store, where he was subsequently promoted to buyer and then senior buyer. Mr. Wilson later served as purchasing manager at two CarMax stores in southern Florida before being promoted to regional vice president of merchandising. He was promoted to assistant vice president, auction services and merchandising development in 2008, vice president, auction services and merchandising development in 2013, and then vice president, merchandising operations in 2016. In 2017, Mr. Wilson was promoted to senior vice president, store strategy and logistics.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2018, there were 179,747,894 shares of CarMax common stock outstanding and we had approximately 3,600 shareholders of record.  As of that date, there were no preferred shares outstanding.
The following table presents the quarterly high and low sales prices per share for our common stock for each quarter during the last two fiscal years, as reported on the New York Stock Exchange composite tape.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2018
High	$66.44	$67.47	$77.64	$72.88
Low	$54.29	$58.34	$66.63	$59.70

Fiscal 2017
High	$55.99	$60.53	$60.81	$69.11
Low	$46.09	$45.06	$47.50	$57.76
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to fund our existing operations, capital expenditures and share repurchase program.

During the fourth quarter of fiscal 2018, we sold no CarMax equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2018.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2017	656,072	$66.75	656,072	$1,100,824,006
January 1-31, 2018	521,407	$69.98	521,407	$1,064,334,301
February 1-28, 2018	743,500	$63.88	743,500	$1,016,837,733
Total	1,920,979		1,920,979

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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2013, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2013	2014	2015	2016	2017	2018
CarMax	$100.00	$126.09	$174.72	$120.44	$168.03	$161.21
S&P 500 Index	$100.00	$125.37	$144.81	$135.85	$169.78	$198.81
S&P 500 Retailing Index	$100.00	$134.34	$162.52	$174.30	$210.93	$296.58

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY18	FY17	FY16	FY15	FY14
Income statement information
Used vehicle sales	$14,392.4	$13,270.7	$12,439.4	$11,674.5	$10,306.3
Wholesale vehicle sales	2,181.2	2,082.5	2,188.3	2,049.1	1,823.4
Net sales and operating revenues	17,120.2	15,875.1	15,149.7	14,268.7	12,574.3
Gross profit	2,328.9	2,183.3	2,018.8	1,887.5	1,648.7
CarMax Auto Finance income	421.2	369.0	392.0	367.3	336.2
Selling, general and administrative expenses	1,617.1	1,488.5	1,351.9	1,257.7	1,155.2
Interest expense	70.7	56.4	36.4	24.5	30.8
Net earnings	664.1	627.0	623.4	597.4	492.6
Share and per share information
Weighted average diluted shares outstanding	184.5	192.2	205.5	218.7	227.6
Diluted net earnings per share	$3.60	$3.26	$3.03	$2.73	$2.16
Balance sheet information
Auto loan receivables, net	$11,535.7	$10,596.1	$9,536.9	$8,435.5	$7,147.8
Total assets	17,486.3	16,279.4	14,459.9	13,177.6	11,688.5
Total current liabilities	1,174.1	1,105.8	1,005.2	997.2	875.5
Total notes payable and other debt:
Non-recourse notes payable	11,622.4	10,720.9	9,507.2	8,451.1	7,229.8
Other	1,496.0	1,448.8	1,129.0	637.5	334.9
Unit sales information
Used vehicle units sold	721,512	671,294	619,936	582,282	526,929
Wholesale vehicle units sold	408,509	391,686	394,437	376,186	342,576
Per unit information
Used vehicle gross profit	$2,173	$2,163	$2,159	$2,179	$2,171
Wholesale vehicle gross profit	961	926	984	970	916
SG&A per used unit	2,241	2,217	2,181	2,160	2,192
Percent changes in
Comparable store used vehicle unit sales	2.0%	4.3%	2.4%	4.4%	12.2%
Total used vehicle unit sales	7.5	8.3	6.5	10.5	17.7
Wholesale vehicle unit sales	4.3	(0.7)	4.9	9.8	5.5
CarMax Auto Finance information
CAF total interest margin (1)	5.7%	5.8%	6.1%	6.5%	6.9%
Other information
Used car stores	188	173	158	144	131
Associates	25,110	24,344	22,429	22,064	20,171

(1)	Represents CAF total interest margin (which reflects the spread between interest and fees charged to consumers and our funding costs) as a percentage of total average managed receivables.

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
As of February 28, 2018, we operated 188 used car stores in 91 U.S. television markets. As of that date, we also conducted wholesale auctions at 73 used car stores and we operated 2 new car franchises.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 43.1% of our retail used vehicle unit sales in fiscal 2018.  As of February 28, 2018, CAF serviced approximately 895,000 customer accounts in its $11.62 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.
Revenues and Profitability
During fiscal 2018, net sales and operating revenues increased 7.8% and net earnings increased 5.9%. The 10.4% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program. Net earnings was impacted by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”).
Our primary source of revenue and net earnings is the retail sale of used vehicles.  During fiscal 2018, we sold 721,512 used cars, representing 84.1% of our net sales and operating revenues and 67.3% of our gross profit.  Used vehicle revenues grew 8.5% and used vehicle gross profits improved 8.0%, primarily due to a 7.5% increase in total used unit sales, which included a 2.0% increase in comparable store used units.
Wholesale sales are also a significant contributor to our revenues and net earnings.  During fiscal 2018, we sold 408,509 wholesale vehicles, representing 12.7% of our net sales and operating revenues and 16.9% of our gross profit.  Wholesale vehicle revenues grew 4.7% and wholesale vehicle gross profits improved 8.2% due to the combination of a 4.3% increase in unit sales and a 3.8% increase in wholesale vehicle gross profit per unit.
During fiscal 2018, other sales and revenues, which include revenue earned on the sale of EPP products, net third-party finance fees, and service department and new car sales, represented 3.2% of our net sales and operating revenues and 15.8% of our gross profit.  Other sales and revenues increased 4.7% primarily reflecting improvements in EPP revenues, partially offset by a decline in net third-party finance fees. Other gross profit remained consistent with the prior year, as decreases in service profits and net third-party finance fees were largely offset by the increase in EPP revenues.
Income from our CAF segment totaled $421.2 million in fiscal 2018, up 14.1% compared with fiscal 2017.  The increase in CAF income was primarily due to an increase in average managed receivables and a decline in the provision for loan losses, partially offset by a lower total interest margin percentage.
During fiscal 2018, selling, general and administrative (“SG&A”) expenses increased 8.6% to $1.62 billion, primarily reflecting the 9% increase in our store base since the beginning of fiscal 2018, as well as an increase in the accrual for corporate incentive pay and spending on strategic initiatives, partially offset by a decrease in share-based compensation.
The effective income tax rate was 37.6% in fiscal 2018 compared with 37.7% in fiscal 2017. The current year’s effective tax rate was affected by an $11.9 million increase in tax expense as a result of the enactment of the 2017 Tax Act, including:

•	The $32.7 million increase in tax expense associated with the revaluation of our net deferred tax asset, which increased our effective tax rate by 3.1 percentage points.

•
The $20.8 million decrease in tax expense primarily resulting from the reduction in the federal statutory tax rate, effective January 1, 2018, which reduced our effective tax rate by 2.0 percentage points.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During fiscal 2018, net cash used in operations totaled $80.6 million. This amount, combined with $902.2 million of net issuances of non-recourse notes payable, resulted in $821.6 million of adjusted net cash provided by operating activities, a non-GAAP measure. This liquidity, together with borrowing under our revolving credit facility, was primarily used to fund the 8.9 million common shares repurchased under our share repurchase program and our store growth.
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
Future Outlook
Our long-term strategy is to complete the rollout of our retail concept and to increase our share of used vehicle unit sales in each of the markets in which we operate. We believe that, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.
As of February 28, 2018, we had used car stores located in 91 television markets, which covered approximately 73% of the U.S. population.  Completing our rollout requires a disciplined approach to opening stores in new markets and expanding our presence in existing markets. The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. We opened 15 stores in fiscal 2018 and plan to open 15 stores in fiscal 2019 and between 13 and 16 stores in fiscal 2020. For a detailed list of stores we plan to open in fiscal 2019, see the table included in “PLANNED FUTURE ACTIVITIES.”
In calendar 2017, we estimate we sold approximately 4.6% of the age 0- to 10-year old vehicles sold in the television markets in which we operate. Our strategy to increase our share of each of these markets includes focusing on:

•	Delivering an unrivaled customer experience both in stores and online.

•	Connecting the digital and physical customer experiences to enhance the car buying and selling process.

•	Hiring and developing an engaged and skilled workforce.

•	Improving efficiency to drive out waste.

•	Leveraging data and advanced analytics to continuously improve our processes and systems.

We are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer enabling technologies. We have implemented new enterprise-wide customer relationship management and mobile appraisal technologies. We also continue to invest in search engine optimization and enhance our online financing and online appraisal processes. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data in new ways to enhance customer experience and increase operational efficiencies.

While we execute our long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand. Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which has and could continue to increase the volume of late-model vehicles available at auction relative to dealer demand. While conditions in any one quarter may vary, this has and could continue to reduce wholesale auction prices and our vehicle acquisition costs. It could also impact CAF recovery rates.

The federal statutory tax rate associated with the 2017 Tax Act, which was enacted in our fourth quarter, is expected to result in future benefits to our financial results and cash flows. While the exact amount of those future benefits has not yet been determined, we currently intend to use those benefits to invest in our associates and business, including our digital and technology capabilities. We expect that, after these investments, 70% to 85% of the benefit from the lower tax rate will impact our net earnings. While in any individual period conditions may vary, over the long term we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. In the near term, while we are investing more heavily in strategic initiatives, we believe the SG&A leverage point is likely at the higher end of this range.

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
Financing and Securitization Transactions
We maintain a revolving funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loan receivables originated by CAF. We typically elect to fund these receivables through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement, at a later date.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions, including term securitizations (together, “non-recourse funding vehicles”), as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.  CAF income included in the consolidated statements of earnings primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.
See Notes 2(F), 2(H) and 4 for additional information on securitizations and auto loan receivables.
Allowance for Loan Losses
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
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $12.9 million as of February 28, 2018.

See Notes 2(H) and 4 for additional information on the allowance for loan losses.

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
We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle. The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.  Periodically, we may receive retrospective commissions based upon the performance of the policies administered by the third parties.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $10.5 million as of February 28, 2018.  See Note 8 for additional information on cancellation reserves.
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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2018	Change	2017	Change	2016
Used vehicle sales	$14,392.4	8.5%	$13,270.7	6.7%	$12,439.4
Wholesale vehicle sales	2,181.2	4.7%	2,082.5	(4.8)%	2,188.3
Other sales and revenues:
Extended protection plan revenues	336.4	10.1%	305.5	14.1%	267.8
Third-party finance fees, net	(49.9)	(29.9)%	(38.4)	37.6%	(61.5)
Other	260.2	2.1%	254.9	(19.3)%	315.7
Total other sales and revenues	546.7	4.7%	522.0	—%	522.0
Total net sales and operating revenues	$17,120.2	7.8%	$15,875.1	4.8%	$15,149.7

UNIT SALES

	Years Ended February 28 or 29
	2018	Change	2017	Change	2016
Used vehicles	721,512	7.5%	671,294	8.3%	619,936
Wholesale vehicles	408,509	4.3%	391,686	(0.7)%	394,437

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2018	Change	2017	Change	2016
Used vehicles	$19,757	0.9%	$19,586	(1.7)%	$19,917
Wholesale vehicles	$5,102	(0.1)%	$5,106	(4.1)%	$5,327

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2018	2017	2016
Used vehicle units	2.0%	4.3%	2.4%
Used vehicle dollars	2.9%	2.7%	2.5%
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2018	2017	2016
Used vehicle units	7.5%	8.3%	6.5%
Used vehicle revenues	8.5%	6.7%	6.6%

Wholesale vehicle units	4.3%	(0.7)%	4.9%
Wholesale vehicle revenues	4.7%	(4.8)%	6.8%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2018	2017	2016
CAF (2)	48.4%	49.5%	47.8%
Tier 2 (3)	16.6	17.8	18.1
Tier 3 (4)	10.5	9.8	13.8
Other (5)	24.5	22.9	20.3
Total	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2018	2017	2016
Used car stores, beginning of year	173	158	144
Store openings	15	15	14
Used car stores, end of year	188	173	158

During fiscal 2018, we opened 15 stores, including 7 stores in 5 new television markets (3 stores in Seattle, WA, and 1 store each in Salisbury, MD; Tyler, TX; Myrtle Beach, SC; and Portland, ME) and 8 stores in 7 existing television markets (1 store each in Pensacola, FL; Hartford, CT; Philadelphia, PA; Las Vegas, NV; Boston, MA; and Denver, CO; and 2 stores in San Francisco, CA).

Used Vehicle Sales
Fiscal 2018 Versus Fiscal 2017.  The 8.5% increase in used vehicle revenues in fiscal 2018 was primarily due to a 7.5% increase in unit sales. The increase in used unit sales included a 2.0% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance was driven by a continued strong conversion, partially offset by lower store traffic. We believe that strong execution in our stores as well as the impact of our digital initiatives contributed to our continued improvements in conversion. Our data indicates that in our television markets, we increased our share of the 0- to 10-year old used vehicle market by almost 7% in calendar 2017.
Average retail selling price for fiscal 2018 remained relatively consistent with the prior year, reflecting the net effects of shifts in the mix of our sales by both vehicle age and class and lower vehicle acquisition costs. Decreases in vehicle acquisition costs in the first half of the year were largely offset by increases in the second half of the year. We believe lower seasonal depreciation was a significant driver of the increase in vehicle acquisition costs in the second half of the year. At the same time, industry new vehicle transaction prices benefited from aggressive new car incentives. We believe the resulting change in the relative affordability of new vehicles versus late-model vehicles was one of the factors contributing to our comparable store used unit sales performance.
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

The decline in average retail selling price reflected the net effects of lower vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. We believe the increased supply of late-model vehicles available at auction contributed to the lower acquisition costs, which, in turn, helped to increase the value proposition of late-model used vehicles relative to new cars.

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
Fiscal 2018 Versus Fiscal 2017.  The 4.7% increase in wholesale vehicle revenues in fiscal 2018 resulted from a 4.3% increase in wholesale unit sales. During fiscal 2018, increases in wholesale unit volumes attributable to an increase in our appraisal buy rate and growth in our store base were partially offset by a reduction in appraisal traffic. We believe the appraisal buy rate benefited from strong wholesale industry vehicle valuations, which allowed us to provide seasonally strong appraisal offers. Wholesale vehicle average selling price for fiscal 2018 remained consistent with the prior year.
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
Fiscal 2018 Versus Fiscal 2017.  Other sales and revenues increased 4.7% in fiscal 2018. EPP revenues increased 10.1% compared with the prior year, largely reflecting the growth in our used unit sales. The $11.5 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel, including a decline in our Tier 2 and an increase in our Tier 3 sales.
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
GROSS PROFIT

	Years Ended February 28 or 29
(In millions)	2018	Change	2017	Change	2016
Used vehicle gross profit	$1,567.6	8.0%	$1,451.7	8.4%	$1,338.6
Wholesale vehicle gross profit	392.5	8.2%	362.6	(6.6)%	388.1
Other gross profit	368.8	—%	369.0	26.3%	292.1
Total	$2,328.9	6.7%	$2,183.3	8.2%	$2,018.8

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29
	2018		2017		2016
	$ per unit (1)	% (2)	$ per unit (1)	% (2)	$ per unit (1)	% (2)
Used vehicle gross profit	$2,173	10.9	$2,163	10.9	$2,159	10.8
Wholesale vehicle gross profit	$961	18.0	$926	17.4	$984	17.7
Other gross profit	$511	67.5	$550	70.7	$471	55.9
Total gross profit	$3,228	13.6	$3,252	13.8	$3,256	13.3

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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
Fiscal 2018 Versus Fiscal 2017.  The 8.0% increase in used vehicle gross profit in fiscal 2018 was primarily driven by the 7.5% growth in total used unit sales. Despite an overall trend reported by publicly traded auto retailers in recent quarters towards lower gross profit per unit sold, our used vehicle gross profit per unit remained consistent with fiscal 2017. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.
Fiscal 2017 Versus Fiscal 2016.  The 8.4% increase in used vehicle gross profit in fiscal 2017 was primarily driven by the 8.3% growth in total used unit sales. Our used vehicle gross profit per unit remained consistent with fiscal 2016.
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
Fiscal 2018 Versus Fiscal 2017.  The 8.2% increase in wholesale vehicle gross profit in fiscal 2018 was driven by the 4.3% increase in wholesale unit sales and the $35, or 3.8%, increase in wholesale gross profit per unit. We believe our wholesale gross profit per unit benefited from a lower depreciation environment relative to historical trends.
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

Fiscal 2018 Versus Fiscal 2017.  Other gross profit remained consistent in fiscal 2018, as a $19.2 million decrease in service profits and the decrease in net third-party finance fees discussed above were largely offset by the noted increase in EPP revenues. Service profits were affected by the reduced leverage of service department costs resulting from our more modest comparable store used unit growth in the latter half of fiscal 2018.
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
SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Years Ended February 28 or 29
(In millions except per unit data)	2018	Change	2017	Change	2016
Compensation and benefits (1)	$863.2	7.4%	$803.9	9.0%	$737.6
Store occupancy costs	337.3	12.1%	300.8	9.1%	275.6
Advertising expense	157.7	9.3%	144.2	2.6%	140.6
Other overhead costs (2)	258.9	8.1%	239.6	20.9%	198.1
Total SG&A expenses	$1,617.1	8.6%	$1,488.5	10.1%	$1,351.9
SG&A per used vehicle unit (3)	$2,241	$24	$2,217	$36	$2,181

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 12 for details of stock-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

Fiscal 2018 Versus Fiscal 2017.  SG&A expenses for fiscal 2018 increased 8.6%. The increase primarily reflected the 9% growth in our store base during fiscal 2018 (representing the addition of 15 stores); an $18.0 million increase in the corporate incentive pay accrual; and higher variable costs associated with our comparable store unit growth. These increases were partially offset by a $27.7 million decrease in share-based compensation expense, which reduced SG&A per used unit by $47. The decrease in share-based compensation expense reflected higher costs incurred in fiscal 2017 in connection with the retirement of our former chief executive officer, as well as a decrease in the expense related to cash-settled restricted stock units in fiscal 2018. The expense associated with these units was primarily driven by the change in the company’s stock price during the fiscal year. The $19.3 million, or 8.1%, increase in other overhead costs included increased spending related to strategic initiatives.
Fiscal 2017 Versus Fiscal 2016.  SG&A expenses for fiscal 2017 increased 10.1%. The increase primarily reflected the 9% growth in our store base during fiscal 2017 (representing the addition of 15 stores), and a $35.7 million increase in share-based compensation expense. The increase in share-based compensation expense increased SG&A per used unit by $47 and was largely related to cash-settled restricted stock units, which are awards provided broadly to non-executive associates in our organization. The fiscal 2017 share-based compensation expense included approximately $10 million of incremental expense related to awards granted or modified by the board of directors to our former chief executive officer. The $41.5 million, or 20.9%, increase in other overhead costs included increased spending related to strategic initiatives.

Interest Expense
Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Fiscal 2018 Versus Fiscal 2017.  Interest expense increased to $70.7 million in fiscal 2018 versus $56.4 million in fiscal 2017. The increase reflected the combined effects of higher outstanding debt levels and interest rates in fiscal 2018 as well as a reduction in capitalized interest.

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
Other Expense
During fiscal 2016, we recorded a one-time charge of $8.3 million associated with a property that was no longer planned to be used.

Income Taxes
The effective income tax rate was 37.6% in fiscal 2018, 37.7% in fiscal 2017 and 38.3% in fiscal 2016. The 2017 Tax Act was enacted on December 22, 2017. The provision with the most significant impact to CarMax was the reduction of the federal statutory tax rate from 35% to 21%.

The 2017 Tax Act increased our fiscal 2018 income tax expense by $11.9 million, which was made up of the following:

•
We revalued our net deferred tax asset based on the rate at which it is expected to reverse in the future. As a result, we recognized a provisional $32.7 million of tax expense related to this revaluation.

•
Tax expense decreased by $20.8 million, primarily resulting from the reduction in the federal statutory tax rate, effective January 1, 2018. Our U.S. federal statutory tax rate was 32.7% for fiscal 2018, which reflects the blended federal statutory rate.

These combined effects resulted in a net impact to our fiscal 2018 effective tax rate of 1.1 percentage points. In future quarters, we anticipate that our effective tax rate will generally be around 25%. This rate is subject to volatility associated with the adoption in fiscal 2018 of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASU 2016-09 regarding share-based compensation.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2018	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$856.6	7.6	$762.0	7.5	$682.9	7.5
Interest expense	(215.0)	(1.9)	(171.4)	(1.7)	(127.7)	(1.4)
Total interest margin	$641.6	5.7	$590.6	5.8	$555.2	6.1
Provision for loan losses	$(137.6)	(1.2)	$(150.6)	(1.5)	$(101.2)	(1.1)
CarMax Auto Finance income	$421.2	3.8	$369.0	3.6	$392.0	4.3

(1)	Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29
	2018	2017	2016
Net loans originated (in millions)	$5,962.2	$5,643.3	$5,171.0
Vehicle units financed	310,739	297,043	265,426
Net penetration rate (1)	43.1%	44.2%	42.8%
Weighted average contract rate	7.8%	7.4%	7.3%
Weighted average credit score (2)	707	706	702
Weighted average loan-to-value (LTV) (3)	95.0%	95.0%	94.6%
Weighted average term (in months)	65.8	65.8	65.9

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2018	2017	2016
Total ending managed receivables	$11,618.9	$10,681.3	$9,593.6
Total average managed receivables	$11,210.8	$10,158.3	$9,092.9
Allowance for loan losses (1)	$128.6	$123.6	$94.9
Allowance for loan losses as a percentage of ending managed receivables	1.11%	1.16%	0.99%
Net credit losses on managed receivables	$132.6	$121.9	$88.0
Net credit losses as a percentage of total average managed receivables	1.18%	1.20%	0.97%
Past due accounts as a percentage of ending managed receivables	3.38%	3.10%	2.74%
Average recovery rate (2)	46.1%	47.4%	51.2%

(1)
The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.

(2)
The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions. While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 44% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Fiscal 2018 Versus Fiscal 2017.  CAF income increased 14.1% in fiscal 2018, which was due to an increase in the average managed receivables and a decline in the provision for loan losses, partially offset by a lower total interest margin percentage. Average managed receivables grew 10.4% to $11.21 billion in fiscal 2018 driven primarily by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2018 resulted from our used vehicle sales growth and an increase in average amount financed, partially offset by a decrease in CAF's penetration rate.
The provision for loan losses declined to $137.6 million in fiscal 2018 from $150.6 million in fiscal 2017. The prior year’s provision was affected by rising loss experience, while losses were generally consistent with expectations in fiscal 2018. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.11% as of February 28, 2018 compared with 1.16% as of February 28, 2017. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined to 5.7% of average managed receivables from 5.8% in fiscal 2017. This was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years. Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.
Fiscal 2017 Versus Fiscal 2016.  CAF income declined 5.9% in fiscal 2017. The decline was due to an increase in the provision for loan losses and lower total interest margin percentage, partially offset by the increase in average managed receivables. Average managed receivables grew 11.7% to $10.16 billion in fiscal 2017 driven by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2017 resulted from our used vehicle sales growth and an increase in CAF's penetration rate that was caused by an increased mix of credit applications from customers at the higher end of the credit spectrum.

The total interest margin declined to 5.8% of average managed receivables from 6.1% in fiscal 2016.  This was due to the same reasons noted above in the fiscal 2018 versus fiscal 2017 comparison.
The provision for loan losses rose to $150.6 million in fiscal 2017 from $101.2 million in fiscal 2016 due to unfavorable loss experience in fiscal 2017 as well as the growth in managed receivables. While higher loss rates were primarily due to an increase in charge-offs, lower recovery rates also contributed to the unfavorable loss experience in fiscal 2017, which we believe reflected conditions impacting our industry as a whole.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits.  CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $147.5 million and $123.3 million in CAF Tier 3 receivables were outstanding as of February 28, 2018 and 2017, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of February 28, 2018 and 2017, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2019 and between 13 and 16 stores in fiscal 2020. In fiscal 2019, we will be entering nine new television markets and expanding our presence in six existing television markets. Of the 15 stores we plan to open in fiscal 2019, 10 are in Metropolitan Statistical Areas (“MSAs”) having populations of 600,000 or less, which we define as small markets. We currently estimate capital expenditures will total approximately $340 million in fiscal 2019.
FISCAL 2019 PLANNED STORE OPENINGS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Winterville, North Carolina (1)	Greenville/New Bern/Washington (2)	Greenville	Q1 Fiscal 2019
McKinney, Texas	Dallas/Ft. Worth	Dallas/Ft. Worth	Q1 Fiscal 2019
Jensen Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Port St. Lucie	Q1 Fiscal 2019
Santa Fe, New Mexico	Albuquerque/Santa Fe	Santa Fe	Q2 Fiscal 2019
Warner Robins, Georgia	Macon (2)	Warner Robins	Q2 Fiscal 2019
Norman, Oklahoma	Oklahoma City	Oklahoma City	Q2 Fiscal 2019
Wilmington, North Carolina	Wilmington (2)	Wilmington	Q3 Fiscal 2019
Lafayette, Louisiana	Lafayette (2)	Lafayette	Q3 Fiscal 2019
Corpus Christi, Texas	Corpus Christi (2)	Corpus Christi	Q3 Fiscal 2019
Shreveport, Louisiana	Shreveport (2)	Shreveport	Q3 Fiscal 2019
Amherst, New York	Buffalo (2)	Buffalo	Q4 Fiscal 2019
Melbourne, Florida	Orlando/Daytona Beach	Palm Bay/Melbourne	Q4 Fiscal 2019
Montgomery, Alabama	Montgomery/Selma (2)	Montgomery	Q4 Fiscal 2019
Vancouver, Washington	Portland	Portland/Vancouver	Q4 Fiscal 2019
Kenner, Louisiana	New Orleans (2)	New Orleans	Q4 Fiscal 2019

(1)	Store opened in March 2018.

(2)	Represents new television market as of planned store opening date.

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

Operating Activities.  During fiscal 2018, net cash used in operating activities totaled $80.6 million compared with $455.3 million in fiscal 2017 and $116.8 million in fiscal 2016. The net cash used in operating activities includes increases in auto loan receivables of $1.08 billion in fiscal 2018, $1.21 billion in fiscal 2017 and $1.20 billion in fiscal 2016.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.

As of February 28, 2018, total inventory was $2.39 billion, representing an increase of $130.1 million, or 5.8%, compared with the balance as of the start of the fiscal year. The increase primarily reflected the addition of inventory to support new store openings in fiscal 2018 as well as an increase in acquisition costs resulting from higher wholesale valuations, especially in the months following Hurricanes Harvey and Irma.

As of February 28, 2017, total inventory was $2.26 billion, representing an increase of $328.5 million, or 17.0%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected the addition of inventory to support new store openings and our comparable store sales growth in fiscal 2017. Increased inventory levels were also a result of changes in the timing in federal income tax refunds that impacted the timing of anticipated sales in February 2017. These increases were partially offset by a decline in the average carrying cost of inventory due to changes in acquisition costs.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Years Ended February 28 or 29
(In millions)	2018	2017	2016
Net cash used in operating activities (1)	$(80.6)	$(455.3)	$(116.8)
Add: Net issuances of non-recourse notes payable (2)	902.2	1,214.7	1,057.1
Adjusted net cash provided by operating activities	$821.6	$759.4	$940.3

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

Compared with fiscal 2017, the increase in fiscal 2018 adjusted net cash provided by operating activities reflected the change in inventory during fiscal 2018 and the increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense, the provisions for loan losses and cancellation reserves and the deferred income tax provision. These increases were partially offset by the timing and use of non-recourse funding vehicles in relation to originations of auto loan receivables.

Compared with fiscal 2016, the decrease in fiscal 2017 adjusted net cash provided by operating activities reflected the change in inventory, partially offset by the timing of payments related to operating payables and an increase in net earnings when excluding non-cash expenses. In addition, the increase in net issuances of non-recourse notes payable was primarily attributable to loan origination growth, as well as the new warehouse facility being used to fund certain of CAF’s Tier 3 loans. In fiscal 2016, all of CAF's Tier 3 loans were funded through the use of existing working capital.

Investing Activities.  Net cash used in investing activities totaled $326.8 million in fiscal 2018, $465.6 million in fiscal 2017 and $378.8 million in fiscal 2016.  Investing activities primarily consist of capital expenditures, which totaled $296.8 million in fiscal 2018, $418.1 million in fiscal 2017 and $315.6 million in fiscal 2016. Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.  We opened 15 stores in both fiscal 2018 and fiscal 2017, and we opened 14 stores and relocated 1 store in fiscal 2016. The decrease in capital expenditures in fiscal 2018 largely reflected reduced spending on construction and land acquisitions resulting from changes in the mix of markets in which stores were being built.

Financing Activities.  Net cash provided by financing activities totaled $413.4 million in fiscal 2018, $921.9 million in fiscal 2017 and $505.3 million in fiscal 2016.  Included in these amounts were net increases in total non-recourse notes payable of $902.2 million, $1.21 billion and $1.06 billion, respectively, which were used to provide the financing for the majority of the increases of $1.08 billion, $1.21 billion and $1.20 billion, respectively, in auto loan receivables (see Operating Activities).  During fiscal 2018, we increased net borrowings under the revolving credit facility by $42.6 million. During fiscal 2017, we sold $500 million of senior unsecured notes in a private placement, and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. During fiscal 2016, we increased net borrowings under the revolving credit facility by $404.6 million. Net cash provided by financing activities was reduced by stock repurchases of $579.6 million in fiscal 2018, $564.3 million in fiscal 2017 and $983.9 million in fiscal 2016.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of February 28
(In thousands)	2018	2017
Borrowings under revolving credit facility	$197,627	$155,062
Other long-term debt	800,000	800,000
Finance and capital lease obligations	500,363	496,136
Non-recourse notes payable	11,644,615	10,742,425
Total debt (1)	$13,142,605	$12,193,623
Cash and cash equivalents	$44,525	$38,416

(1)	Total debt excludes unamortized debt issuance costs. See Note 11 for additional information.

We have a $1.20 billion unsecured revolving credit facility, which expires in August 2020.  Borrowings under this credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  We also have a $300 million unsecured variable-rate term loan, which is due in August 2020.  In addition, we have $500 million of fixed-rate senior unsecured notes, which are due in 2023, 2026 and 2028. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

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
As of February 28, 2018, $9.81 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable have scheduled maturities through July 2024, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During fiscal 2018, we funded a total of $5.25 billion in asset-backed term funding transactions.
As of February 28, 2018, $1.83 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  In fiscal 2018, we increased the combined limit of our warehouse facilities by $340 million. As of February 28, 2018, the combined warehouse facility limit was $3.14 billion, and the unused warehouse capacity totaled $1.31 billion.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2018, $140.0 million will expire in September 2018 and $1.70 billion will expire in February 2019.  See Notes 2(F) and 11 for additional information on the warehouse facilities.
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
The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2018, a total of $2.75 billion of board authorizations for repurchases were outstanding, with no expiration date.  At that date, $1.02 billion remained available for repurchase. See Note 12 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

CONTRACTUAL OBLIGATIONS (1)

	As of February 28, 2018
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Short-term debt	$0.1	$0.1	$—	$—	$—	$—
Long-term debt	997.5	—	497.5	—	500.0	—
Interest on debt (2)	181.8	20.7	41.5	41.5	78.1	—
Finance and capital leases (3)	1,080.2	52.1	99.0	97.5	831.6	—
Operating leases (3)	848.2	51.8	98.1	86.4	611.9	—
Purchase obligations (4)	175.0	78.8	51.8	38.1	6.3	—
Defined benefit retirement plans (5)	85.1	0.5	—	—	—	84.6
Unrecognized tax benefits (6)	25.9	—	—	—	—	25.9
Total	$3,393.8	$204.0	$787.9	$263.5	$2,027.9	$110.5

(1)
This table excludes the non-recourse notes payable that relate to auto loan receivables funded through asset-backed term funding transactions and our warehouse facilities.  These receivables can only be used as collateral to settle obligations of these vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 2(F) and 11.

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

(5)
Represents the recognized funded status of our retirement plans, of which $84.6 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2018.  See Note 10.

(6)	Represents the net unrecognized tax benefits related to uncertain tax positions. The timing of payments associated with these tax benefits could not be estimated as of February 28, 2018. See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2018 and 2017, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
Borrowings under our warehouse facilities are variable-rate debt and are secured by auto loan receivables.  The receivables are funded through the warehouse facilities until we elect to fund them through an asset-backed term funding transaction, which issue notes payable that accrue interest predominantly at fixed rates.
Interest rate risk related to variable-rate debt is primarily mitigated by entering into derivative instruments. Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. Disruptions in the credit markets could impact the effectiveness of our hedging strategies.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2018 net earnings per share by approximately $0.06.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28
(In millions)	2018	2017
Fixed-rate	$9,367.4	$8,795.7
Variable-rate (1)	2,277.2	1,946.7
Total	$11,644.6	$10,742.4

(1)	Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions. See Note 11.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, a portion of the variable-rate risk is mitigated by a derivative instrument. Substantially all of these borrowings are variable-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2018 net earnings per share by less than $0.01.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (PBO).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2018 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2018, a $1.00 change in the company’s stock price would have affected fiscal 2018 net earnings per share by less than $0.01.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2018.
KPMG LLP, the company’s independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.

WILLIAM D. NASH
PRESIDENT AND CHIEF EXECUTIVE OFFICER

THOMAS W. REEDY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 1996.
Richmond, Virginia
April 24, 2018

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2018	% (1)	2017	% (1)	2016	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$14,392,360	84.1	$13,270,662	83.6	$12,439,401	82.1
Wholesale vehicle sales	2,181,156	12.7	2,082,464	13.1	2,188,267	14.4
Other sales and revenues	546,693	3.2	521,992	3.3	522,007	3.4
NET SALES AND OPERATING REVENUES	17,120,209	100.0	15,875,118	100.0	15,149,675	100.0
COST OF SALES:
Used vehicle cost of sales	12,824,741	74.9	11,818,951	74.4	11,100,763	73.3
Wholesale vehicle cost of sales	1,788,704	10.4	1,719,821	10.8	1,800,167	11.9
Other cost of sales	177,905	1.0	153,052	1.0	229,985	1.5
TOTAL COST OF SALES	14,791,350	86.4	13,691,824	86.2	13,130,915	86.7
GROSS PROFIT	2,328,859	13.6	2,183,294	13.8	2,018,760	13.3
CARMAX AUTO FINANCE INCOME	421,182	2.5	368,984	2.3	392,036	2.6
Selling, general and administrative expenses	1,617,051	9.4	1,488,504	9.4	1,351,935	8.9
Interest expense	70,745	0.4	56,416	0.4	36,358	0.2
Other (income) expense	(1,363)	—	953	—	12,559	0.1
Earnings before income taxes	1,063,608	6.2	1,006,405	6.3	1,009,944	6.7
Income tax provision	399,496	2.3	379,435	2.4	386,516	2.6
NET EARNINGS	$664,112	3.9	$626,970	3.9	$623,428	4.1

WEIGHTED AVERAGE COMMON SHARES:
Basic	182,660		190,343		203,275
Diluted	184,470		192,215		205,540
NET EARNINGS PER SHARE:
Basic	$3.64		$3.29		$3.07
Diluted	$3.60		$3.26		$3.03

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
NET EARNINGS	$664,112	$626,970	$623,428
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	(1,371)	949	2,750
Net change in cash flow hedge unrecognized gains	14,194	12,692	(7,555)
Other comprehensive income (loss), net of taxes	12,823	13,641	(4,805)
TOTAL COMPREHENSIVE INCOME	$676,935	$640,611	$618,623

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,525	$38,416
Restricted cash from collections on auto loan receivables	399,442	380,353
Accounts receivable, net	133,321	152,388
Inventory	2,390,694	2,260,563
Other current assets	93,462	41,910
TOTAL CURRENT ASSETS	3,061,444	2,873,630
Auto loan receivables, net	11,535,704	10,596,076
Property and equipment, net	2,667,061	2,518,393
Deferred income taxes	63,256	150,962
Other assets	158,807	140,295
TOTAL ASSETS	$17,486,272	$16,279,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$529,733	$494,989
Accrued expenses and other current liabilities	278,771	266,128
Accrued income taxes	—	1,404
Short-term debt	127	62
Current portion of finance and capital lease obligations	9,994	9,491
Current portion of non-recourse notes payable	355,433	333,713
TOTAL CURRENT LIABILITIES	1,174,058	1,105,787
Long-term debt, excluding current portion	995,479	952,562
Finance and capital lease obligations, excluding current portion	490,369	486,645
Non-recourse notes payable, excluding current portion	11,266,964	10,387,231
Other liabilities	242,553	238,551
TOTAL LIABILITIES	14,169,423	13,170,776

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 179,747,894 and 186,548,602 shares issued and outstanding as of February 28, 2018 and 2017, respectively	89,874	93,274
Capital in excess of par value	1,234,047	1,188,578
Accumulated other comprehensive loss	(54,312)	(56,555)
Retained earnings	2,047,240	1,883,283
TOTAL SHAREHOLDERS’ EQUITY	3,316,849	3,108,580
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,486,272	$16,279,356

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net earnings	$664,112	$626,970	$623,428
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	179,942	168,875	137,360
Share-based compensation expense	61,879	91,595	51,077
Provision for loan losses	137,591	150,598	101,199
Provision for cancellation reserves	62,749	64,120	77,118
Deferred income tax provision	81,007	2,324	17,237
Other	1,298	4,169	13,136

Net decrease (increase) in:
Accounts receivable, net	19,067	(20,217)	5,519
Inventory	(130,131)	(328,534)	154,845
Other current assets	(34,620)	(2,781)	15,229
Auto loan receivables, net	(1,077,219)	(1,209,782)	(1,202,587)
Other assets	(2,361)	143	(160)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	38,286	74,579	(23,051)
Other liabilities	(82,150)	(77,370)	(87,107)
NET CASH USED IN OPERATING ACTIVITIES	(80,550)	(455,311)	(116,757)
INVESTING ACTIVITIES:
Capital expenditures	(296,816)	(418,144)	(315,584)
Proceeds from disposal of property and equipment	97	1,229	1,542
Increase in restricted cash from collections on auto loan receivables	(19,089)	(36,524)	(49,707)
Increase in restricted cash in reserve accounts	(22,343)	(17,390)	(12,264)
Release of restricted cash from reserve accounts	18,321	11,250	8,357
Purchases of investments	(8,649)	(6,724)	(11,463)
Sales of investments	1,692	730	324
NET CASH USED IN INVESTING ACTIVITIES	(326,787)	(465,573)	(378,795)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	65	(366)	(357)
Proceeds from issuances of long-term debt	4,203,150	2,974,600	2,057,100
Payments on long-term debt	(4,160,650)	(2,734,600)	(1,652,100)
Cash paid for debt issuance costs	(16,261)	(17,118)	(3,104)
Payments on finance and capital lease obligations	(8,997)	(10,817)	(16,417)
Issuances of non-recourse notes payable	10,198,962	9,610,035	9,553,805
Payments on non-recourse notes payable	(9,296,773)	(8,395,360)	(8,496,684)
Repurchase and retirement of common stock	(579,570)	(564,337)	(983,941)
Equity issuances	73,520	59,869	47,038
NET CASH PROVIDED BY FINANCING ACTIVITIES	413,446	921,906	505,340
Increase in cash and cash equivalents	6,109	1,022	9,788
Cash and cash equivalents at beginning of year	38,416	37,394	27,606
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,525	$38,416	$37,394

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2015	208,870	$104,435	$1,123,520	$1,994,221	$(65,391)	$3,156,785
Net earnings	—	—	—	623,428	—	623,428
Other comprehensive loss	—	—	—	—	(4,805)	(4,805)
Share-based compensation expense	—	—	39,164	—	—	39,164
Repurchases of common stock	(16,300)	(8,150)	(92,452)	(870,845)	—	(971,447)
Exercise of common stock options	1,711	855	46,183	—	—	47,038
Stock incentive plans, net shares issued	431	216	(17,477)	—	—	(17,261)
Tax effect from the exercise/vesting of equity awards	—	—	31,884	—	—	31,884
Balance as of February 29, 2016	194,712	97,356	1,130,822	1,746,804	(70,196)	2,904,786
Net earnings	—	—	—	626,970	—	626,970
Other comprehensive income	—	—	—	—	13,641	13,641
Share-based compensation expense	—	—	53,356	—	—	53,356
Repurchases of common stock	(10,262)	(5,131)	(62,160)	(490,491)	—	(557,782)
Exercise of common stock options	1,887	943	58,926	—	—	59,869
Stock incentive plans, net shares issued	212	106	(4,619)	—	—	(4,513)
Tax effect from the exercise/vesting of equity awards	—	—	12,253	—	—	12,253
Balance as of February 28, 2017	186,549	93,274	1,188,578	1,883,283	(56,555)	3,108,580
Net earnings	—	—	—	664,112	—	664,112
Other comprehensive income	—	—	—	—	12,823	12,823
Share-based compensation expense	—	—	38,340	—	—	38,340
Repurchases of common stock	(8,897)	(4,448)	(58,455)	(510,735)	—	(573,638)
Exercise of common stock options	1,866	933	72,587	—	—	73,520
Stock incentive plans, net shares issued	230	115	(7,003)	—	—	(6,888)
Adoption of ASU 2018-02	—	—	—	10,580	(10,580)	—
Balance as of February 28, 2018	179,748	$89,874	$1,234,047	$2,047,240	$(54,312)	$3,316,849

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BACKGROUND

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

In connection with our adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-09 during the current fiscal year, cash flows related to excess tax benefits from share-based payment arrangements are now classified as operating activities, rather than financing activities, in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year's presentation. Additionally, excess tax benefits previously included within capital in excess of par value in the consolidated statement of shareholders’ equity are now recognized directly in income tax expense.

In connection with our adoption of the FASB’s ASU 2018-02 during the current fiscal year, we elected to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) stranded in accumulated other comprehensive loss (“AOCL”) to retained earnings in the consolidated statements of shareholders’ equity as of February 28, 2018. See further discussion at Note 2(X).

(B)	Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and are not significant to the consolidated balance sheets as of February 28, 2018 and 2017.

(C)	Restricted Cash from Collections on Auto Loan Receivables
Cash equivalents totaling $399.4 million as of February 28, 2018, and $380.4 million as of February 28, 2017, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

(D)	Marketable Securities
The company classifies its marketable securities as trading.  These securities consisted primarily of mutual funds reported at fair value, as well as investments in equity securities that are reported at cost less any impairment. Gains and losses on these securities are reflected as a component of other expense.

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

We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions, including term securitizations (together, “non-recourse funding vehicles”), as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets.

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
Inventory is primarily comprised of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or net realizable value (“NRV”).  Vehicle inventory cost is determined by specific identification.  Parts, labor and overhead costs associated with reconditioning vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory.

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
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $56.8 million as of February 28, 2018 and $52.8 million as of February 28, 2017.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Other investments totaled $80.9 million as of February 28, 2018 and $70.8 million as of February 28, 2017.

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
As of February 28, 2018 and 2017, accrued expenses and other current liabilities included accrued compensation and benefits of $148.6 million and $140.0 million, respectively; loss reserves for general liability and workers’ compensation insurance of $36.5 million and $35.0 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

(M)	Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined using a number of actuarial assumptions.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.  See Note 10 for additional information on our benefit plans.

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

We also sell ESP and GAP products on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.  Periodically, we may receive retrospective commissions based upon the performance of the policies administered by the third parties.  These additional amounts are recognized as revenue when received.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 8 for additional information on cancellation reserves.

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
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $158.6 million in fiscal 2018, $146.0 million in fiscal 2017 and $142.2 million in fiscal 2016.

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

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense.  See Note 12 for additional information on stock-based compensation.

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
Adopted in the Current Period.
In July 2015, the FASB issued an accounting pronouncement (FASB ASU 2015-11), which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or NRV test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. We adopted this pronouncement for our fiscal year beginning March 1, 2017, and it did not have a material effect on our consolidated financial statements.

In March 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-09) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The standard also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. We adopted this pronouncement for our fiscal year beginning March 1, 2017. The requirements related to the tax consequences of share-based payments were applied prospectively and resulted in $13.8 million recorded as a reduction to the income tax provision, rather than as a component of capital in excess of par value, during the year ended February 28, 2018. The provisions related to the presentation of excess tax benefits on the consolidated statements of cash flows were applied retrospectively, resulting in an increase in cash provided by operating activities and a decrease in cash provided by financing activities of $12.8 million and $32.1 million for the years ended February 28, 2017 and February 29, 2016, respectively. We elected to continue estimating forfeitures of share-based awards, and none of the other provisions of the pronouncement had a material effect on our consolidated financial statements.

In January 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-04) related to goodwill impairment. The pronouncement simplifies how an entity tests goodwill for impairment by eliminating the Step 2 requirement to compute the implied fair value of goodwill at the impairment testing date. The entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. We early adopted this pronouncement for our annual goodwill impairment test for fiscal 2018 and it did not have an effect on our consolidated financial statements.
In February 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-02) related to income tax effects stranded in accumulated other comprehensive income (“AOCI”) resulting from the 2017 Tax Act. This ASU provides companies the option to reclassify these amounts from AOCI to retained earnings and also requires new disclosures. We early adopted this pronouncement for our fourth quarter of fiscal 2018. The stranded income tax effects related to the 2017 Tax Act have been reclassified to retained earnings in the consolidated statements of shareholders’ equity as of February 28, 2018. See Note 9 for additional information.

In March 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-05), which included amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The pronouncement addresses certain circumstances that may arise for registrants in accounting for the income tax effects of the 2017 Tax Act, including when certain income tax effects of the Act are incomplete by the time financial statements are issued. We have complied with the amendments related to SAB 118, as discussed further in Note 9.

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

We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable and we do not anticipate significant changes to the assessment of such performance obligations, conclusions related to revenue that is currently recognized on a net basis, or the timing of our revenue recognition, with the exception of certain retrospective commissions earned on the ESP contracts we sell. A portion of the transaction price related to these contracts is considered variable consideration, which may be subject to accelerated recognition under the new standard. This variable consideration is required to be estimated, subject to certain constraints, in determining amounts to be recognized. We are in the process of finalizing our analysis of this variable consideration, which may result in a cumulative effect adjustment to retained earnings as of March 1, 2018. We do not expect any such adjustment to be material to our consolidated balance sheets. In addition, the standard will require us to present our reserve for estimated sales returns on a gross basis on our consolidated balance sheets, with a return asset and a corresponding refund liability. Currently this reserve is presented as a net liability. This change will result in an estimated $10 million to $15 million increase to both assets and liabilities.

The standard will require additional financial statement disclosures, the effects of which we do not expect to be significant. We do not expect any material impacts resulting from this standard other than those discussed herein. Our primary business processes are consistent with the principles contained in the ASU, and we do not expect significant changes to those processes, our internal controls or systems.

In January 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-01) related to financial instruments (FASB ASC Subtopic 825-10). This pronouncement, along with FASB 2018-03 issued in February 2018, requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net earnings. The pronouncements also impact financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The changes are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We will adopt the pronouncements for our fiscal year beginning March 1, 2018, and we do not expect it to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.

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

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020. We are currently evaluating the effect on our consolidated financial statements, as well as the impacts on our business processes, systems and internal controls, and expect that the standard will have a material impact on our calculation of the allowance for loan losses.

In August 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and we do not expect it to have a material effect on our consolidated financial statements based on current operations.

In October 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-16) related to the income tax effects of intra-entity transfers of assets other than inventory. The pronouncement requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Current GAAP prohibits the recognition of those tax effects until the asset has been sold to an outside party. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2018, and we are in the process of completing our evaluation of the effect on our consolidated financial statements.

In March 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-07) related to net periodic pension cost and net periodic postretirement benefit cost. The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. This pronouncement requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The updated presentation of net benefit cost in an employer’s income statement should be applied retrospectively. The updated capitalization of the service cost component should be applied prospectively. We will adopt this pronouncement for our interim periods and fiscal year beginning March 1, 2018, and we do not expect it to have a material effect on our consolidated financial statements.

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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2018	% (1)	2017	% (1)	2016	% (1)
Interest margin:
Interest and fee income	$856.6	7.6	$762.0	7.5	$682.9	7.5
Interest expense	(215.0)	(1.9)	(171.4)	(1.7)	(127.7)	(1.4)
Total interest margin	641.6	5.7	590.6	5.8	555.2	6.1
Provision for loan losses	(137.6)	(1.2)	(150.6)	(1.5)	(101.2)	(1.1)
Total interest margin after
provision for loan losses	504.0	4.5	440.0	4.3	454.0	5.0

Total other income (expense)	0.4	—	—	—	(0.4)	—

Direct expenses:
Payroll and fringe benefit expense	(35.4)	(0.3)	(30.8)	(0.3)	(28.2)	(0.3)
Other direct expenses	(47.8)	(0.4)	(40.2)	(0.4)	(33.4)	(0.4)
Total direct expenses	(83.2)	(0.7)	(71.0)	(0.7)	(61.6)	(0.7)
CarMax Auto Finance income	$421.2	3.8	$369.0	3.6	$392.0	4.3

Total average managed receivables	$11,210.8		$10,158.3		$9,092.9

(1)	Percent of total average managed receivables.

4.	AUTO LOAN RECEIVABLES
Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $11.64 billion as of February 28, 2018, and $10.74 billion as of February 28, 2017. See Notes 2(F) and 11 for additional information on securitizations and non-recourse notes payable.
Auto Loan Receivables, Net

	As of February 28
(In millions)	2018	2017
Asset-backed term funding	$9,455.2	$8,784.7
Warehouse facilities	1,834.0	1,624.0
Overcollateralization (1)	269.4	211.4
Other managed receivables (2)	60.3	61.2
Total ending managed receivables	11,618.9	10,681.3
Accrued interest and fees	43.2	38.5
Other	2.2	(0.1)
Less allowance for loan losses	(128.6)	(123.6)
Auto loan receivables, net	$11,535.7	$10,596.1

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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
Ending Managed Receivables by Major Credit Grade

	As of February 28
(In millions)	2018 (1)	% (2)	2017 (1)	% (2)
A	$5,725.1	49.3	$5,223.4	48.9
B	4,133.8	35.6	3,739.4	35.0
C and other	1,760.0	15.1	1,718.5	16.1
Total ending managed receivables	$11,618.9	100.0	$10,681.3	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28
(In millions)	2018	% (1)	2017	% (1)
Balance as of beginning of year	$123.6	1.16	$94.9	0.99
Charge-offs	(254.4)		(230.7)
Recoveries	121.8		108.8
Provision for loan losses	137.6		150.6
Balance as of end of year	$128.6	1.11	$123.6	1.16

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of February 28
(In millions)	2018	% (1)	2017	% (1)
Total ending managed receivables	$11,618.9	100.0	$10,681.3	100.0

Delinquent loans:
31-60 days past due	$246.6	2.1	$211.0	2.0
61-90 days past due	116.9	1.0	93.5	0.9
Greater than 90 days past due	29.7	0.3	26.5	0.2
Total past due	$393.2	3.4	$331.0	3.1

(1)	Percent of total ending managed receivables.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in AOCL.  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $5.9 million will be reclassified from AOCL as an increase to CAF income.

As of February 28, 2018 and 2017, we had interest rate swaps outstanding with a combined notional amount of $2.16 billion and $2.03 billion, respectively, that were designated as cash flow hedges of interest rate risk.

See Note 6 for discussion of fair values of financial instruments and Note 14 for the effect on comprehensive income.

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

Derivative Instruments.  The fair values of our derivative instruments are included in either other current assets, other assets or accounts payable.  As described in Note 5, as part of our risk management strategy, we utilize derivative instruments to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables as well as to manage exposure to variable interest rates on our term loan.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$276,894	$—	$276,894
Mutual fund investments	19,429	—	19,429
Derivative instruments	—	12,127	12,127
Total assets at fair value	$296,323	$12,127	$308,450

Percent of total assets at fair value	96.1%	3.9%	100.0%
Percent of total assets	1.7%	0.1%	1.8%

Liabilities:
Derivative instruments	$—	$(99)	$(99)
Total liabilities at fair value	$—	$(99)	$(99)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$397,994	$—	$397,994
Mutual fund investments	16,519	—	16,519
Derivative instruments	—	2,997	2,997
Total assets at fair value	$414,513	$2,997	$417,510

Percent of total assets at fair value	99.3%	0.7%	100.0%
Percent of total assets	2.5%	—%	2.6%

Liabilities:
Derivative instruments	$—	$(509)	$(509)
Total liabilities at fair value	$—	$(509)	$(509)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the years ended February 28, 2018 and 2017. As of February 28, 2018 and 2017, we had no Level 3 assets.

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2018 and 2017, respectively, are as follows:

(In thousands)	As of February 28, 2018	As of February 28, 2017
Carrying value	$500,000	$500,000
Fair value	$492,163	$499,518

7.	PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2018	2017
Land	$722,173	$627,784
Land held for development	77,145	98,216
Buildings	2,081,785	1,934,730
Leasehold improvements	215,114	193,972
Furniture, fixtures and equipment	600,739	525,177
Construction in progress	134,354	179,891
Total property and equipment	3,831,310	3,559,770
Less accumulated depreciation and amortization	1,164,249	1,041,377
Property and equipment, net	$2,667,061	$2,518,393

Land held for development represents land owned for potential store growth.  Depreciation expense was $158.6 million in fiscal 2018, $140.7 million in fiscal 2017 and $127.0 million in fiscal 2016.

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
Cancellation Reserves

	As of February 28
(In millions)	2018	2017
Balance as of beginning of year	$108.2	$110.2
Cancellations	(65.7)	(66.1)
Provision for future cancellations	62.7	64.1
Balance as of end of year	$105.2	$108.2

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2018 and 2017, the current portion of cancellation reserves was $56.0 million and $56.4 million, respectively.

9.	INCOME TAXES
Tax Reform. The 2017 Tax Act was enacted on December 22, 2017. The provision with the most significant impact to CarMax was the reduction of the federal statutory tax rate from 35% to 21%. Due to the complexities involved in the accounting for the 2017 Tax Act, the SEC issued SAB 118, which provides guidance on the application of US GAAP for income taxes in the period of enactment. SAB 118 requires companies to include in their financial statements a reasonable estimate of the impact of the 2017 Tax Act, to the extent such an estimate has been determined. As a result, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete, as well as provisional amounts for those impacts for which the accounting is incomplete but a reasonable estimate could be determined. We have not identified any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated.

The provision for income taxes and effective tax rate for fiscal 2018 included a provisional $32.7 million increase in tax expense related to the revaluation of our net deferred tax asset at the lower federal statutory tax rate. This increase was partially offset by a $20.8 million benefit from the reduction in the federal statutory tax rate in the fourth quarter of fiscal 2018.

We have obtained, prepared and analyzed the information needed to complete the accounting for the effects of the 2017 Tax Act. Additional analysis is necessary for certain aspects of the changes in tax law including accelerated depreciation deductions, and the deductibility of executive compensation and certain entertainment expenses. The amounts recorded were based on the company's initial evaluation of the impacts of the 2017 Tax Act, and these amounts are subject to change as the company continues to refine and update the underlying data, calculations and assumptions used during the measurement period of up to one year under SAB 118.

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Current:
Federal	$276,597	$332,466	$324,096
State	41,892	44,645	45,183
Total	318,489	377,111	369,279
Deferred:
Federal	81,486	4,098	16,398
State	(479)	(1,774)	839
Total	81,007	2,324	17,237
Income tax provision	$399,496	$379,435	$386,516

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2018	2017	2016
Federal statutory income tax rate	32.7%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	2.7	3.2
2017 Tax Act	3.1	—	—
Share-based compensation	(1.3)	—	—
Nondeductible and other items	0.2	0.1	0.2
Credits	(0.2)	(0.1)	(0.1)
Effective income tax rate	37.6%	37.7%	38.3%

The 2017 Tax Act above includes the following impacts:

•	Revaluation of deferred taxes that existed on December 22, 2017, the enactment date of the 2017 Tax Act.

•
Deferred taxes that were created after December 22, 2017. These items were recognized in the current period at the federal statutory tax rate of 32.7% but will reverse at the newly enacted 21% federal rate.

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2018	2017
Deferred tax assets:
Accrued expenses	$37,362	$59,639
Partnership basis	63,670	106,176
Share-based compensation	45,744	69,621
Derivatives	—	408
Capital loss carry forward	682	1,249
Total deferred tax assets	147,458	237,093
Less: valuation allowance	(682)	(1,249)
Total deferred tax assets after valuation allowance	146,776	235,844
Deferred tax liabilities:
Prepaid expenses	16,157	21,148
Property and equipment	43,663	52,266
Inventory	18,625	11,468
Derivatives	5,075	—
Total deferred tax liabilities	83,520	84,882
Net deferred tax asset	$63,256	$150,962

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the availability of loss carrybacks and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2018, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Balance at beginning of year	$29,955	$26,771	$24,951
Increases for tax positions of prior years	—	2,651	125
Decreases for tax positions of prior years	(607)	(216)	(853)
Increases based on tax positions related to the current year	3,342	4,380	5,256
Settlements	(304)	(16)	(830)
Lapse of statute	(3,701)	(3,615)	(1,878)
Balance at end of year	$28,685	$29,955	$26,771

As of February 28, 2018, we had $28.7 million of gross unrecognized tax benefits, $9.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our uncertain tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2017, we had $30.0 million of gross unrecognized tax benefits, $9.4 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2016, we had $26.8 million of gross unrecognized tax benefits, $10.3 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $2.8 million, $2.7 million and $2.0 million as of February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2015.

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

Benefit Plan Information

	As of February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2018	2017	2018	2017	2018	2017
Plan assets	$156,827	$139,502	$—	$—	$156,827	$139,502
Projected benefit obligation	230,861	218,284	11,041	10,822	241,902	229,106
Funded status recognized	$(74,034)	$(78,782)	$(11,041)	$(10,822)	$(85,075)	$(89,604)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(485)	$(467)	$(485)	$(467)
Noncurrent liability	(74,034)	(78,782)	(10,556)	(10,355)	(84,590)	(89,137)
Net amount recognized	$(74,034)	$(78,782)	$(11,041)	$(10,822)	$(85,075)	$(89,604)

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan			Total
(In thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Total net pension expense	$207	$330	$847	$468	$481	$456	$675	$811	$1,303
Total net actuarial loss (gain) (1)	$2,880	$17	$(1,786)	$376	$228	$(428)	$3,256	$245	$(2,214)

(1)	Changes recognized in Accumulated Other Comprehensive Loss.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2018 or 2017; employer contributions, which increase plan assets, were $6.0 million in fiscal 2018 and were not significant for fiscal 2017. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2019, we anticipate that $1.9 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to make contributions of $13.8 million to the pension plan in fiscal 2019. We expect the pension plan to make benefit payments of approximately $4.2 million for each of the next three fiscal years, and $5.2 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.6 million for each of the next five fiscal years.

Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2018	2017	2018	2017
Discount rate (1)	4.10%	4.25%	4.10%	4.25%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts and to post-2004 lump sum amounts for fiscal 2018.  A rate of 4.50% is assumed for the post-2004 lump sum amounts paid from the plan for fiscal 2017.

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28 or 29
	Pension Plan			Restoration Plan
	2018	2017	2016	2018	2017	2016
Discount rate (1)	4.25%	4.50%	4.00%	4.25%	4.50%	4.00%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—%	—%	—%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts and to post-2004 lump sum amounts for fiscal 2018.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2017 and fiscal 2016.

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
Fair Value of Plan Assets and Fair Value Hierarchy

	As of February 28
(In thousands)	2018	2017
Mutual funds (Level 1):
Equity securities	$100,422	$89,739
Equity securities – international	19,467	17,139
Fixed income securities	36,693	31,700
Collective funds (Level 2):
Short-term investments	322	986
Investment payables, net	(77)	(62)
Total	$156,827	$139,502

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are composed of mutual funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2019.

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
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $39.7 million in fiscal 2018, $32.8 million in fiscal 2017 and $29.8 million in fiscal 2016.

(C)	Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2018, fiscal 2017 and fiscal 2016.

(D)	Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2018, fiscal 2017 and fiscal 2016.

11.	DEBT

	As of February 28
(In thousands)	2018	2017
Revolving credit facility	$197,627	$155,062
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	500,363	496,136
Non-recourse notes payable	11,644,615	10,742,425
Total debt	13,142,605	12,193,623
Less: current portion	(365,554)	(343,266)
Less: unamortized debt issuance costs	(24,239)	(23,919)
Long-term debt, net	$12,752,812	$11,826,438

Revolving Credit Facility.  We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of February 28, 2018, the unused capacity of $1.00 billion was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 2.49% in fiscal 2018, 1.74% in fiscal 2017 and 1.46% in fiscal 2016.

Term Loan.  We have a $300 million unsecured term loan that expires in August 2020.  The term loan accrues interest at variable rates (2.57% as of February 28, 2018) based on the LIBOR rate, the federal funds rate, or the prime rate and interest is payable monthly.  As of February 28, 2018, $300 million remained outstanding and was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes.  We have senior unsecured notes with outstanding principal totaling $500 million as of February 28, 2018, which are due in 2023, 2026 and 2028. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

As of February 28, 2018, $9.81 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through July 2024, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of February 28, 2018, $1.83 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  As of February 28, 2018, the combined warehouse facility limit was $3.14 billion, and the unused warehouse capacity totaled $1.31 billion.  Of the combined warehouse facility limit, $1.30 billion will expire in August 2018, $140.0 million will expire in September 2018 and $1.70 billion will expire in February 2019.  The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 2(F) and 4 for additional information on the related auto loan receivables.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2018, fiscal 2017 and fiscal 2016, we capitalized interest of $6.9 million, $11.2 million, and $9.2 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2018, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

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
As of February 28, 2018, a total of $2.75 billion of board authorizations for repurchases of our common stock were outstanding, with no expiration date.  At that date, $1.02 billion remained available for repurchase.

 Common Stock Repurchases

	Years Ended February 28 or 29
	2018	2017	2016
Number of shares repurchased (in thousands)	8,897.2	10,262.5	16,300.1
Average cost per share	$64.46	$54.34	$59.59
Available for repurchase, as of end of year (in millions)	$1,016.8	$1,590.4	$1,398.0

(C)	Stock Incentive Plans
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

As of February 28, 2018, a total of 55,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 7,068,824 as of that date.

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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are restricted stock unit awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. RSUs are liability awards and do not have voting rights.

Stock-Settled Market Stock Units.  Also referred to as market stock units, or MSUs, these are restricted stock unit awards with market conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final 40 trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  The grant date fair values are determined using a Monte-Carlo simulation and are based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  MSUs do not have voting rights.

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%. This quotient is then multiplied by the number of PSUs granted to yield the number of shares awarded. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. As of February 28, 2018, 223,126 units were outstanding at a weighted average grant date fair value per share of $60.10.

Restricted Stock Awards.  Restricted stock awards (RSAs) are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from date of grant.  The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of February 28, 2018, 48,241 units were outstanding at a weighted average grant date fair value per share of $58.05.

Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 2,988,202 shares remaining available under the plan as of February 28, 2018. Associate contributions are limited to 10% of eligible compensation, up to a maximum $7,500 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 177,433 shares at an average price per share of $65.11 during fiscal 2018, 198,053 shares at an average price per share of $55.46 during fiscal 2017 and 176,595 shares at an average price per share of $59.93 during fiscal 2016.

(D)	Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Cost of sales	$2,552	$4,446	$1,243
CarMax Auto Finance income	3,167	3,200	1,458
Selling, general and administrative expenses	57,701	85,393	49,725
Share-based compensation expense, before income taxes	$63,420	$93,039	$52,426

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Nonqualified stock options	$26,461	$37,547	$25,399
Cash-settled restricted stock units (RSUs)	23,539	38,239	11,913
Stock-settled market stock units (MSUs)	10,032	12,035	10,589
Other share-based incentives:
Stock-settled performance stock units (PSUs)	648	2,074	1,919
Restricted stock (RSAs)	1,199	1,701	1,257
Employee stock purchase plan	1,541	1,443	1,349
Total other share-based incentives	3,388	5,218	4,525
Share-based compensation expense, before income taxes	$63,420	$93,039	$52,426

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2018
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$35.7	2.2
Stock-settled market stock units	10.3	1.2
Other share-based incentives:
Stock-settled performance stock units	2.4	1.1
Restricted stock	0.6	0.3
Total other share-based incentives	3.0	1.0
Total	$49.0	1.9

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2018, February 28, 2017 or February 29, 2016.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2017	7,753	$50.00
Options granted	1,955	58.56
Options exercised	(1,866)	39.40
Options forfeited or expired	(80)	61.00
Outstanding as of February 28, 2018	7,762	$54.59	4.4	$72,973

Exercisable as of February 28, 2018	3,139	$50.98	3.3	$42,530

Stock Option Information

	Years Ended February 28 or 29
	2018	2017	2016
Options granted	1,955,117	2,345,528	1,408,427
Weighted average grant date fair value per share	$16.15	$14.25	$20.53
Cash received from options exercised (in millions)	$73.5	$59.9	$47.0
Intrinsic value of options exercised (in millions)	$57.1	$52.6	$70.4
Realized tax benefits (in millions)	$21.8	$21.2	$28.2

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

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2018			2017			2016
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	27.3%	-	34.2%	29.3%	-	34.8%	25.8%	-	31.8%
Weighted average expected volatility			29.7%			30.7%			30.6%
Risk-free interest rate (2)	0.7%	-	2.3%	0.1%	-	2.4%	—%	-	2.1%
Expected term (in years) (3)			4.6			4.6			4.7

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	1,406	$55.05
Stock units granted	628	$58.39
Stock units vested and converted	(469)	$45.30
Stock units cancelled	(105)	$58.61
Outstanding as of February 28, 2018	1,460	$59.36

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2018	2017	2016
Stock units granted	628,095	632,261	418,281
Initial weighted average grant date fair value per share	$58.39	$51.63	$73.76
Payments (before payroll tax withholdings) upon
vesting (in millions)	$26.6	$23.5	$33.6
Realized tax benefits (in millions)	$10.2	$9.5	$13.5

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2018
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2019	$18,326	$48,869
Fiscal 2020	19,687	52,498
Fiscal 2021	22,424	59,798
Total expected cash settlements	$60,437	$161,165

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2017	504	$65.74
Stock units granted	164	$74.09
Stock units vested and converted	(232)	$56.13
Stock units cancelled	(17)	$72.67
Outstanding as of February 28, 2018	419	$74.04

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2018	2017	2016
Stock units granted	163,618	174,211	109,956
Weighted average grant date fair value per share	$74.09	$64.30	$89.73
Realized tax benefits (in millions)	$7.0	$5.3	$17.0

13.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2018	2017	2016
Net earnings	$664,112	$626,970	$623,428

Weighted average common shares outstanding	182,660	190,343	203,275
Dilutive potential common shares:
Stock options	1,390	1,379	1,676
Stock-settled restricted stock units	420	493	589
Weighted average common shares and dilutive
potential common shares	184,470	192,215	205,540

Basic net earnings per share	$3.64	$3.29	$3.07
Diluted net earnings per share	$3.60	$3.26	$3.03

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2018, fiscal 2017 and fiscal 2016, options to purchase 2,993,200 shares, 2,874,788 shares and 1,243,383 shares of common stock, respectively, were not included.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2015	$(59,220)	$(6,171)	$(65,391)
Other comprehensive income (loss) before reclassifications	1,462	(12,578)	(11,116)
Amounts reclassified from accumulated other
comprehensive loss	1,288	5,023	6,311
Other comprehensive income (loss)	2,750	(7,555)	(4,805)
Balance as of February 29, 2016	(56,470)	(13,726)	(70,196)
Other comprehensive (loss) income before reclassifications	(19)	5,991	5,972
Amounts reclassified from accumulated other
comprehensive loss	968	6,701	7,669
Other comprehensive income	949	12,692	13,641
Balance as of February 28, 2017	(55,521)	(1,034)	(56,555)
Other comprehensive (loss) income before reclassifications	(2,546)	12,381	9,835
Amounts reclassified from accumulated other
comprehensive loss	1,175	1,813	2,988
Other comprehensive (loss) income	(1,371)	14,194	12,823
Amounts reclassified from accumulated other
comprehensive loss to retained earnings (1)	(11,605)	1,025	(10,580)
Balance as of February 28, 2018	$(68,497)	$14,185	$(54,312)

(1)	Reclassification due to the adoption of ASU 2018-02. See Note 2 for further discussion.

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Retirement Benefit Plans (Note 10):
Actuarial (loss) gain arising during the year	$(3,256)	$(246)	$2,214
Tax benefit (expense)	710	227	(752)
Actuarial (loss) gain arising during the year, net of tax	(2,546)	(19)	1,462
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	749	637	835
CarMax Auto Finance income	46	37	49
Selling, general and administrative expenses	1,020	872	1,173
Total amortization reclassifications recognized in net pension expense	1,815	1,546	2,057
Tax expense	(640)	(578)	(769)
Amortization reclassifications recognized in net
pension expense, net of tax	1,175	968	1,288
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	(1,371)	949	2,750

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	17,953	9,878	(20,715)
Tax (expense) benefit	(5,572)	(3,887)	8,137
Effective portion of changes in fair value, net of tax	12,381	5,991	(12,578)
Reclassifications to CarMax Auto Finance income	3,009	11,038	8,277
Tax expense	(1,196)	(4,337)	(3,254)
Reclassification of hedge losses, net of tax	1,813	6,701	5,023
Net change in cash flow hedge unrecognized gains, net of tax	14,194	12,692	(7,555)
Total other comprehensive income (loss), net of tax	$12,823	$13,641	$(4,805)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $16.6 million as of February 28, 2018 and $33.8 million as of February 28, 2017.

15.	LEASE COMMITMENTS
Our leases primarily consist of land or land and building leases related to CarMax store locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term for most real property leases is typically 5 to 20 years, with renewal options of 5 to 20 years, and may include rent escalation clauses.  For finance and capital leases, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $52.4 million in fiscal 2018, $49.4 million in fiscal 2017 and $46.9 million in fiscal 2016.  See Note 11 for additional information on finance and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2018
			Operating
	Capital	Finance	Lease
(In thousands)	Leases (1)	Leases (1)	Commitments (1)
Fiscal 2019	$2,789	$49,263	$51,817
Fiscal 2020	2,838	49,200	50,716
Fiscal 2021	2,926	44,070	47,415
Fiscal 2022	3,005	43,341	44,113
Fiscal 2023	8,315	42,877	42,271
Fiscal 2024 and thereafter	5,059	826,487	611,859
Total minimum lease payments	24,932	$1,055,238	$848,191
Less amounts representing interest	(5,272)
Present value of net minimum lease payments	$19,660

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2018	2017	2016
Cash paid for interest	$69,431	$55,139	$34,319
Cash paid for income taxes	$353,977	$371,227	$319,978
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$1,220	$(6,280)	$16,222
Increase in finance and capital lease obligations	$12,051	$90,517	$103,233

17.	COMMITMENTS AND CONTINGENCIES

(A)	Litigation
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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.1 million as of February 28, 2018 and $6.3 million as of February 28, 2017, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2018, we have material purchase obligations of $175.0 million, of which $78.8 million are expected to be fulfilled in fiscal 2019.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2018	2018	2018	2018 (1)	2018
Net sales and operating revenues	$4,542,334	$4,386,640	$4,107,017	$4,084,218	$17,120,209
Gross profit	$648,938	$604,005	$539,188	$536,728	$2,328,859
CarMax Auto Finance income	$109,363	$107,936	$102,810	$101,073	$421,182
Selling, general and administrative
expenses	$403,503	$405,062	$399,672	$408,814	$1,617,051
Net earnings	$211,702	$181,424	$148,840	$122,146	$664,112
Net earnings per share:
Basic	$1.14	$0.99	$0.82	$0.68	$3.64
Diluted	$1.13	$0.98	$0.81	$0.67	$3.60

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2017	2017 (2)	2017	2017	2017
Net sales and operating revenues	$4,126,386	$3,997,248	$3,701,524	$4,049,960	$15,875,118
Gross profit	$572,637	$545,362	$503,135	$562,160	$2,183,294
CarMax Auto Finance income	$100,758	$95,969	$89,359	$82,898	$368,984
Selling, general and administrative
expenses	$380,230	$366,126	$356,735	$385,413	$1,488,504
Net earnings	$175,360	$162,362	$136,645	$152,603	$626,970
Net earnings per share:
Basic	$0.91	$0.85	$0.72	$0.82	$3.29
Diluted	$0.90	$0.84	$0.72	$0.81	$3.26

(1)
During the fourth quarter of fiscal 2018, net earnings were reduced by $11.9 million in connection with the 2017 Tax Act. See Note 9. Net earnings were also reduced by $8.0 million, before tax, due to a one-time discretionary bonus paid to eligible associates.

(2)	During the second quarter of fiscal 2017, we increased SG&A expenses by $10.9 million, before tax, due to the modification of certain awards granted to our recently retired chief executive officer.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
On April 24, 2018, the Company’s Board of Directors approved the CarMax, Inc. Annual Performance-Based Bonus Plan (the “Bonus Plan”). The Bonus Plan is an incentive bonus plan under which our executive officers are eligible to receive bonus payments when certain performance objectives are satisfied. This summary is qualified by the terms of the Bonus Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III
With the exception of the information incorporated by reference from our 2018 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2018 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2018 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2018 Proxy Statement.
The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2018 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2018 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2018 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the section titled “CarMax Share Ownership” in our 2018 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2018 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2018 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2018 Proxy Statement.
PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.	Financial Statements. All financial statements as set forth under Item 8 of this Form 10-K.

2.
Financial Statement Schedules.  Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

3.	Exhibits:

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

10.16
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.17
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.18
Amended Notice of Market Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.19
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.6 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.20
Amended Notice of Performance Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.7 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.21
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.22
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.23
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.24
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.25
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.26
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.27
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.28
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.29
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.30
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.31
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.32
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.33
Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.34
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.35
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.36
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.37
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.38
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.39
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.40
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.41
Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.42
Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.43
Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.44
Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.45
Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.46	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed herewith. *

10.47	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ THOMAS W. REEDY
	William D. Nash		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 24, 2018		April 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ JEFFREY E. GARTEN *
William D. Nash	Jeffrey E. Garten
President, Chief Executive Officer and Director	Director
April 24, 2018	April 24, 2018

/s/ THOMAS W. REEDY	/s/ SHIRA GOODMAN *
Thomas W. Reedy	Shira Goodman
Executive Vice President and Chief Financial Officer	Director
April 24, 2018	April 24, 2018

/s/ JILL A. LIVESAY	/s/ W. ROBERT GRAFTON *
Jill A. Livesay	W. Robert Grafton
Vice President and Chief Accounting Officer	Director
April 24, 2018	April 24, 2018

/s/ PETER J. BENSEN *	/s/ EDGAR H. GRUBB *
Peter J. Bensen	Edgar H. Grubb
Director	Director
April 24, 2018	April 24, 2018

/s/ RONALD E. BLAYLOCK *	/s/ ROBERT J. HOMBACH *
Ronald E. Blaylock	Robert J. Hombach
Director	Director
April 24, 2018	April 24, 2018

/s/ SONA CHAWLA *	/s/ MARCELLA SHINDER *
Sona Chawla	Marcella Shinder
Director	Director
April 24, 2018	April 24, 2018

/s/ ALAN B. COLBERG *	/s/ MITCHELL D. STEENROD *
Alan B. Colberg	Mitchell D. Steenrod
Director	Director
April 24, 2018	April 24, 2018

/s/ THOMAS J. FOLLIARD *	/s/ WILLIAM R. TIEFEL *
Thomas J. Folliard	William R. Tiefel
Director	Director
April 24, 2018	April 24, 2018

*By:	/s/ THOMAS W. REEDY
Thomas W. Reedy
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Thomas W. Reedy, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.