Form 10-Q
period 2018-05-31
CARMAX INC
filed 2018-07-05
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2018
Common Stock, par value $0.50	176,563,978

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2018 and 2017	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2018 and 2017	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2018 and February 28, 2018	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2018 and 2017	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 6.	Exhibits	40

SIGNATURES			41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2018	%(1)	2017	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,021,047	83.9	$3,843,373	84.6
Wholesale vehicle sales	617,651	12.9	553,390	12.2
Other sales and revenues	153,894	3.2	145,571	3.2
NET SALES AND OPERATING REVENUES	4,792,592	100.0	4,542,334	100.0
COST OF SALES:
Used vehicle cost of sales	3,581,609	74.7	3,411,446	75.1
Wholesale vehicle cost of sales	502,945	10.5	448,718	9.9
Other cost of sales	46,698	1.0	33,232	0.7
TOTAL COST OF SALES	4,131,252	86.2	3,893,396	85.7
GROSS PROFIT	661,340	13.8	648,938	14.3
CARMAX AUTO FINANCE INCOME	115,593	2.4	109,363	2.4
Selling, general and administrative expenses	438,234	9.1	403,503	8.9
Interest expense	18,052	0.4	16,838	0.4
Other expense (income)	963	—	(93)	—
Earnings before income taxes	319,684	6.7	338,053	7.4
Income tax provision	81,028	1.7	126,351	2.8
NET EARNINGS	$238,656	5.0	$211,702	4.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	178,139		185,200
Diluted	179,421		186,859
NET EARNINGS PER SHARE:
Basic	$1.34		$1.14
Diluted	$1.33		$1.13

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2018	2017
NET EARNINGS	$238,656	$211,702
Other comprehensive loss, net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	369	274
Net change in cash flow hedge unrecognized gains	(1,102)	(1,948)
Other comprehensive loss, net of taxes	(733)	(1,674)
TOTAL COMPREHENSIVE INCOME	$237,923	$210,028

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,348	$44,525
Restricted cash from collections on auto loan receivables	431,407	399,442
Accounts receivable, net	101,351	133,321
Inventory	2,260,029	2,390,694
Other current assets	88,359	93,462
TOTAL CURRENT ASSETS	2,957,494	3,061,444
Auto loan receivables, net	11,842,749	11,535,704
Property and equipment, net	2,714,495	2,667,061
Deferred income taxes	55,494	63,256
Other assets	185,935	158,807
TOTAL ASSETS	$17,756,167	$17,486,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$586,337	$529,733
Accrued expenses and other current liabilities	252,633	278,771
Accrued income taxes	55,991	—
Short-term debt	365	127
Current portion of finance and capital lease obligations	10,550	9,994
Current portion of non-recourse notes payable	382,326	355,433
TOTAL CURRENT LIABILITIES	1,288,202	1,174,058
Long-term debt, excluding current portion	798,083	995,479
Finance and capital lease obligations, excluding current portion	497,416	490,369
Non-recourse notes payable, excluding current portion	11,565,653	11,266,964
Other liabilities	223,052	242,553
TOTAL LIABILITIES	14,372,406	14,169,423

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 176,719,782 and 179,747,894 shares issued and outstanding as of May 31, 2018 and February 28, 2018, respectively	88,360	89,874
Capital in excess of par value	1,234,612	1,234,047
Accumulated other comprehensive loss	(55,045)	(54,312)
Retained earnings	2,115,834	2,047,240
TOTAL SHAREHOLDERS’ EQUITY	3,383,761	3,316,849
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,756,167	$17,486,272

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net earnings	$238,656	$211,702
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,343	43,894
Share-based compensation expense	28,998	18,726
Provision for loan losses	30,872	28,579
Provision for cancellation reserves	20,089	17,113
Deferred income tax provision	3,602	6,782
Other	1,468	621
Net decrease (increase) in:
Accounts receivable, net	31,970	47,643
Inventory	130,665	112,316
Other current assets	6,806	5,451
Auto loan receivables, net	(337,917)	(325,347)
Other assets	(3,078)	809
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	81,729	52,673
Other liabilities	(48,354)	(29,469)
NET CASH PROVIDED BY OPERATING ACTIVITIES	230,849	191,493
INVESTING ACTIVITIES:
Capital expenditures	(79,720)	(79,416)
Proceeds from disposal of property and equipment	320	—
Purchases of investments	(5,094)	(1,055)
Sales of investments	77	238
NET CASH USED IN INVESTING ACTIVITIES	(84,417)	(80,233)
FINANCING ACTIVITIES:
Increase in short-term debt, net	238	631
Proceeds from issuances of long-term debt	817,600	762,000
Payments on long-term debt	(1,015,100)	(917,000)
Cash paid for debt issuance costs	(3,647)	(2,920)
Payments on finance and capital lease obligations	(2,398)	(2,268)
Issuances of non-recourse notes payable	2,668,502	2,410,000
Payments on non-recourse notes payable	(2,343,291)	(2,149,135)
Repurchase and retirement of common stock	(211,050)	(187,385)
Equity issuances	9,052	6,608
NET CASH USED IN FINANCING ACTIVITIES	(80,094)	(79,469)
Increase in cash, cash equivalents, and restricted cash	66,338	31,791
Cash, cash equivalents, and restricted cash at beginning of year	554,898	523,865
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$621,236	$555,656

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$76,348	$60,080
Restricted cash from collections on auto loan receivables	431,407	385,692
Restricted cash included in other assets	113,481	109,884
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$621,236	$555,656

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.    Background

Business. CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the largest retailer of used vehicles in the United States. We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2018 (the “2018 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current period included herein. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2018 Annual Report.

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

In connection with our adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) 2016-18 during the current fiscal year, restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of period total amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period's presentation.

Recent Accounting Pronouncements.
Adopted in the Current Period.
In May 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-09) related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity applies to determine the measurement of revenue and the timing of when it is recognized. The entity recognizes revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

We adopted this pronouncement for our fiscal year beginning March 1, 2018, using the modified retrospective transition method for all contracts. Results for reporting periods beginning after March 1, 2018, are presented under ASU 2014-09, while comparative period amounts have not been restated and continue to be presented under the previous accounting standard.

We recognize revenue when control of the good or service has been transferred to the customer, generally either at the time of sale or upon delivery to a customer. Our performance obligations are clearly identifiable and therefore adoption of this pronouncement did not result in any significant changes to the assessment of such performance obligations, conclusions related to revenue that is currently recognized on a net basis, or the timing of our revenue recognition, with the exception of profit-sharing revenues earned on the ESP contracts we sell. See Note 2 for our revenue recognition policies. In connection with the adoption of the standard, as of March 1, 2018, we recorded a net after-tax cumulative-effect adjustment to increase beginning retained earnings by $12.9 million to recognize profit-sharing revenues on ESP contracts sold on or before February 28, 2018, with corresponding adjustments to other assets and deferred income taxes. The adoption also resulted in $4.0 million recorded in other sales and revenues on our consolidated statement of earnings for the three months ended May 31, 2018, relating to additional profit-sharing revenues to which we expect to be entitled. Lastly, the adoption resulted in a $13.8 million increase to other current assets and accrued expenses and other current liabilities related to estimated vehicle sales returns, which were previously shown on a net basis. The adoption of this pronouncement did not result in significant changes to our processes, internal controls or systems.

In January 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-01) related to financial instruments (FASB ASC Subtopic 825-10). This pronouncement, along with ASU 2018-03 issued in February 2018, requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net earnings. The pronouncements also impact financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have a material effect on our consolidated financial statements.

In August 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have an effect on our consolidated financial statements.

In October 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-16) related to the income tax effects of intra-entity transfers of assets other than inventory. The pronouncement requires that entities recognize the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. Previous U.S. GAAP prohibited the recognition of those tax effects until the asset had been sold to an outside party. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have an effect on our consolidated financial statements.

In November 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this pronouncement for our fiscal year beginning March 1, 2018. Restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of period total amounts in the consolidated statements of cash flows for all periods presented, resulting in a decrease in cash used by investing activities of $10.1 million for the three months ended May 31, 2017.

In March 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-07) related to net periodic pension cost and net periodic postretirement benefit cost. The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. This pronouncement requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-09) to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Accounting Standards Codification (“ASC”) Topic 718. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have an effect on our consolidated financial statements.

Effective in Future Periods.
In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard for our fiscal year beginning March 1, 2019, using the modified retrospective transition approach.

We expect to record a $400 million to $430 million increase in both assets and liabilities on our opening consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities as of March 1, 2019. This estimate is based on our lease portfolio as of February 28, 2018, and it does not include the potential impacts of remeasurement due to changes in our assessment of the lease term subsequent to our adoption of the standard. The ultimate impact of adopting this pronouncement will depend on our lease portfolio and other factors as of the transition date. We do not expect this standard to have a material impact on our sale-leaseback transactions currently accounted for as direct financings, and we believe most of our leases will maintain their current lease classification under the new standard. As a result, we do not expect the new standard to have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. We are continuing to evaluate the full impact of the new standard, as well as its impacts on our business processes, systems, and internal controls.

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020. We are currently evaluating the effect on our consolidated financial statements, as well as the impacts on our business processes, systems and internal controls, and expect that the standard will have a material impact on our calculation of the allowance for loan losses.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

2.    Revenue

We recognize revenue when control of the good or service has been transferred to the customer, generally either at the time of sale or upon delivery to a customer.  Our contracts have a fixed contract price and revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale.  These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales. We generally expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses. We do not have any significant payment terms as payment is received at or shortly after the point of sale.

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2018	2017
Used vehicle sales	$4,021.0	$3,843.4
Wholesale vehicle sales	617.7	553.4
Other sales and revenues:
Extended protection plan revenues	100.1	91.9
Third-party finance fees, net	(14.5)	(11.4)
Service revenues	36.5	33.7
Other	31.8	31.4
Total other sales and revenues	153.9	145.6
Total net sales and operating revenues	$4,792.6	$4,542.3

Used Vehicle Sales. We sell used vehicles at our retail stores, and revenue from the sale of these vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 5-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with at least a 30-day limited warranty. These warranties are deemed assurance-type warranties and accounted for as warranty obligations. See Note 14 for additional information on this warranty and its related obligation.

Wholesale Vehicle Sales. Wholesale vehicles are sold at our auctions, and revenue from the sale of these vehicles is recognized upon transfer of control of the vehicle to the customer. Dealers also pay a fee to us based on the sale price of the vehicles they purchase. This fee is recognized as revenue at the time of sale. While we provide condition disclosures on each wholesale vehicle sold, the vehicles are subject to a limited right of return. We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities.

EPP Revenues. We also sell ESP and GAP products on behalf of unrelated third parties, who are primarily responsible for fulfilling the contract, to customers who purchase a retail vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations.   The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 7 for additional information on cancellation reserves.

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in the ESP transaction price to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of May 31, 2018, we have recognized a long-term contract asset of $21.3 million related to cumulative profit-sharing payments to which we expect to be entitled, which is included in other assets on our consolidated balance sheets.

Third-Party Finance Fees. Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.   We recognize these fees at the time of sale.

Service Revenues. Service revenue consists of labor and parts income related to vehicle repair service, including repairs of vehicles covered under an ESP we sell or warranty program. Service revenue is recognized at the time the work is completed.

Other Revenues. Other revenues consist primarily of new vehicle sales at our two new car franchise locations and sales of accessories. Revenue in this category is recognized upon transfer of control to the customer.

3.    CarMax Auto Finance

CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF's operating results by assessing profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF's performance and make operating decisions, including resource allocation.

We typically use securitizations to fund loans originated by CAF.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$232.3	7.9	$206.7	7.6
Interest expense	(63.8)	(2.2)	(49.0)	(1.8)
Total interest margin	168.5	5.7	157.7	5.8
Provision for loan losses	(30.9)	(1.0)	(28.6)	(1.1)
Total interest margin after provision for loan losses	137.6	4.7	129.1	4.8

Direct expenses:
Payroll and fringe benefit expense	(9.6)	(0.3)	(8.5)	(0.3)
Other direct expenses	(12.4)	(0.4)	(11.2)	(0.4)
Total direct expenses	(22.0)	(0.7)	(19.7)	(0.7)
CarMax Auto Finance income	$115.6	3.9	$109.4	4.0

Total average managed receivables	$11,775.4		$10,829.5

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $11.97 billion as of May 31, 2018 and $11.64 billion as of February 28, 2018. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2018	2018
Asset-backed term funding	$9,559.5	$9,455.2
Warehouse facilities	2,028.0	1,834.0
Overcollateralization (1)	277.4	269.4
Other managed receivables (2)	60.1	60.3
Total ending managed receivables	11,925.0	11,618.9
Accrued interest and fees	50.5	43.2
Other	1.5	2.2
Less allowance for loan losses	(134.3)	(128.6)
Auto loan receivables, net	$11,842.7	$11,535.7

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2018 (1)	% (2)	2018 (1)	% (2)
A	$5,871.2	49.2	$5,725.1	49.3
B	4,267.2	35.8	4,133.8	35.6
C and other	1,786.6	15.0	1,760.0	15.1
Total ending managed receivables	$11,925.0	100.0	$11,618.9	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2018	% (1)	2017	% (1)
Balance as of beginning of period	$128.6	1.11	$123.6	1.16
Charge-offs	(58.9)		(54.1)
Recoveries	33.7		31.7
Provision for loan losses	30.9		28.6
Balance as of end of period	$134.3	1.13	$129.8	1.18

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2018	% (1)	2018	% (1)
Total ending managed receivables	$11,925.0	100.0	$11,618.9	100.0
Delinquent loans:
31-60 days past due	$239.1	2.0	$246.6	2.1
61-90 days past due	110.1	0.9	116.9	1.0
Greater than 90 days past due	27.1	0.3	29.7	0.3
Total past due	$376.3	3.2	$393.2	3.4

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $6.2 million will be reclassified in AOCL as an increase to CAF income.

As of May 31, 2018 and February 28, 2018, we had interest rate swaps outstanding with a combined notional amount of $2.28 billion and $2.16 billion, respectively, that were designated as cash flow hedges of interest rate risk.

See Note 6 for discussion of fair values of financial instruments and Note 12 for the effect on comprehensive income.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$310,192	$—	$310,192
Mutual fund investments	20,145	—	20,145
Derivative instruments	—	4,629	4,629
Total assets at fair value	$330,337	$4,629	$334,966

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	1.9%	—%	1.9%

Liabilities:
Derivative instruments	$—	$(1,430)	$(1,430)
Total liabilities at fair value	$—	$(1,430)	$(1,430)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$276,894	$—	$276,894
Mutual fund investments	19,429	—	19,429
Derivative instruments	—	12,127	12,127
Total assets at fair value	$296,323	$12,127	$308,450

Percent of total assets at fair value	96.1%	3.9%	100.0%
Percent of total assets	1.7%	0.1%	1.8%

Liabilities:
Derivative instruments	$—	$(99)	$(99)
Total liabilities at fair value	$—	$(99)	$(99)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three months ended May 31, 2018. As of May 31, 2018 and February 28, 2018, we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2018 and February 28, 2018, respectively, are as follows:

(In thousands)	As of May 31, 2018	As of February 28, 2018
Carrying value	$500,000	$500,000
Fair value	$486,083	$492,163

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2018	2017
Balance as of beginning of period	$105.2	$108.2
Cancellations	(16.6)	(16.3)
Provision for future cancellations	20.1	17.1
Balance as of end of period	$108.7	$109.0

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2018 and February 28, 2018, the current portion of cancellation reserves was $57.5 million and $56.0 million, respectively.

8.    Income Taxes

The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the company made a reasonable estimate of the impacts of the 2017 Tax Act and recorded this estimate in its results for the period ended February 28, 2018. The company will continue to evaluate the impacts as additional clarification and implementation guidance related to the 2017 Tax Act is released. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the company’s accounting for the impacts of the 2017 Tax Act. As of May 31, 2018, no additional adjustments have been made to the provisional amounts recorded as of February 28, 2018.

The company’s income tax provision for the three months ended May 31, 2018, includes estimates related to its interpretation of the 2017 Tax Act. These estimates may change as additional clarification and implementation guidance is released.

We had $29.5 million of gross unrecognized tax benefits as of May 31, 2018, and $28.7 million as of February 28, 2018.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2018.

9.    Debt

	As of May 31	As of February 28
(In thousands)	2018	2018
Revolving credit facility	$365	$197,627
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	507,966	500,363
Non-recourse notes payable	11,969,825	11,644,615
Total debt	13,278,156	13,142,605
Less: current portion	(393,241)	(365,554)
Less: unamortized debt issuance costs	(23,763)	(24,239)
Long-term debt, net	$12,861,152	$12,752,812

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of May 31, 2018, the unused capacity of $1,199.6 million was fully available to us.

Term Loan.    We have a $300 million unsecured term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of May 31, 2018, $300 million remained outstanding and was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of May 31, 2018, which are due in 2023, 2026 and 2028. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. See Note 13 for additional information on finance and capital lease obligations.

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

As of May 31, 2018, $9.94 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through April 2025, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of May 31, 2018, $2.03 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of May 31, 2018, the combined limit of our warehouse facilities was $3.14 billion, and the unused warehouse capacity totaled $1.11 billion.  Of the combined limit, $1.30 billion will expire in August 2018, $140.0 million will expire in September 2018 and $1.70 billion will expire in February 2019. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2018 and 2017, we capitalized interest of $1.4 million and $1.7 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2018, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2018, a total of $2.75 billion of board authorizations for repurchases of our common stock were outstanding, with no expiration date. At that date, $809.5 million remained available for repurchase.

Common Stock Repurchases

	Three Months Ended
	May 31
	2018	2017
Number of shares repurchased (in thousands)	3,307.6	3,034.7
Average cost per share	$62.69	$60.00
Available for repurchase, as of end of period (in millions)	$809.5	$1,408.3

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

Cash-Settled Restricted Stock Units.  Cash-settled restricted stock units (“RSUs”) are restricted stock unit awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. RSUs are liability awards and do not have voting rights.

Stock-Settled Market Stock Units.  Market stock units (“MSUs”) are restricted stock unit awards with market conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted.  Conversion generally occurs at the end of a three-year vesting period.  The conversion ratio is calculated by dividing the average closing price of our stock during the final 40 trading days of the three-year vesting period by our stock price on the grant date, with the resulting quotient capped at two.  This quotient is then multiplied by the number of MSUs granted to yield the number of shares awarded.  The grant date fair values are determined using a Monte-Carlo simulation and are based on the expected market price of our common stock on the vesting date and the expected number of converted common shares. MSUs do not have voting rights.

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Performance stock units (“PSUs”) are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes or cumulative three-year pretax diluted earnings per share at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%. This quotient is then multiplied by the number of PSUs granted to yield the number of shares awarded. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. As of May 31, 2018, 156,680 PSUs were outstanding at a weighted average grant date fair value per share of $54.80.

Restricted Stock Awards.  Restricted stock awards (“RSAs”) are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from date of grant.  The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2018, 36,211 RSAs were outstanding at a weighted average grant date fair value per share of $56.62.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2018	2017
Cost of sales	$1,291	$227
CarMax Auto Finance income	1,197	820
Selling, general and administrative expenses	26,977	18,093
Share-based compensation expense, before income taxes	$29,465	$19,140

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2018	2017
Nonqualified stock options	$11,115	$10,370
Cash-settled restricted stock units (RSUs)	12,354	3,118
Stock-settled market stock units (MSUs)	4,636	3,621
Other share-based incentives:
Stock-settled performance stock units (PSUs)	406	1,353
Restricted stock (RSAs)	487	414
Employee stock purchase plan	467	264
Total other share-based incentives	$1,360	$2,031
Share-based compensation expense, before income taxes	$29,465	$19,140

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2018
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$55.9	2.7
Stock-settled market stock units	21.0	1.9
Other share-based incentives:
Stock-settled performance stock units	2.0	1.3
Restricted stock	0.1	0.1
Total other share-based incentives	$2.1	1.2
Total	$79.0	2.5

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2018 or 2017.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2018	7,762	$54.59
Options granted	1,720	63.04
Options exercised	(212)	42.62
Options forfeited or expired	(91)	61.51
Outstanding as of May 31, 2018	9,179	$56.38	4.7	$121,427

Exercisable as of May 31, 2018	4,585	$53.11	3.6	$77,236

Stock Option Information

	Three Months Ended May 31
	2018	2017
Options granted	1,720,387	1,930,362
Weighted average grant date fair value per share	$18.71	$16.11
Cash received from options exercised (in millions)	$9.1	$6.6
Intrinsic value of options exercised (in millions)	$4.2	$3.2
Realized tax benefits (in millions)	$1.2	$1.3

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2018			2017
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	29.0%	-	31.4%	29.4%	-	32.7%
Weighted average expected volatility			29.1%			29.8%
Risk-free interest rate (2)	1.7%	-	2.9%	0.7%	-	2.1%
Expected term (in years) (3)			4.6			4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2018	1,460	$59.36
Stock units granted	629	$63.04
Stock units vested and converted	(329)	$73.57
Stock units cancelled	(32)	$58.42
Outstanding as of May 31, 2018	1,728	$58.01

 Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2018	2017
Stock units granted	628,547	627,127
Initial weighted average grant date fair value per share	$63.04	$58.38
Payments (before payroll tax withholdings) upon vesting (in millions)	$20.0	$25.9
Realized tax benefits (in millions)	$5.6	$10.4

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2018
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2020	$19,649	$52,399
Fiscal 2021	22,359	59,623
Fiscal 2022	24,369	64,985
Total expected cash settlements	$66,377	$177,007

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2018	419	$74.04
Stock units granted	202	$81.86
Stock units vested and converted	(92)	$90.46
Stock units cancelled	(10)	$73.63
Outstanding as of May 31, 2018	519	$74.19

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2018	2017
Stock units granted	202,043	158,637
Weighted average grant date fair value per share	$81.86	$73.58
Realized tax benefits (in millions)	$1.4	$7.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2018	2017
Net earnings	$238,656	$211,702

Weighted average common shares outstanding	178,139	185,200
Dilutive potential common shares:
Stock options	925	1,209
Stock-settled stock units and awards	357	450
Weighted average common shares and dilutive potential common shares	179,421	186,859

Basic net earnings per share	$1.34	$1.14
Diluted net earnings per share	$1.33	$1.13

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2018 and 2017, options to purchase 3,434,764 shares and 2,218,318 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2018	$(68,497)	$14,185	$(54,312)
Other comprehensive loss before reclassifications	—	(285)	(285)
Amounts reclassified from accumulated other comprehensive loss	369	(817)	(448)
Other comprehensive income (loss)	369	(1,102)	(733)
Balance as of May 31, 2018	$(68,128)	$13,083	$(55,045)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2018	2017
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$201	$185
CarMax Auto Finance income	13	11
Selling, general and administrative expenses	273	258
Total amortization reclassifications recognized in net pension expense	487	454
Tax benefit (expense)	(118)	(180)
Amortization reclassifications recognized in net pension expense, net of tax	369	274
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	369	274

Cash Flow Hedges (Notes 5 and 6):
Effective portion of changes in fair value	(387)	(4,226)
Tax benefit (expense)	102	1,664
Effective portion of changes in fair value, net of tax	(285)	(2,562)
Reclassifications to CarMax Auto Finance income	(1,109)	1,013
Tax benefit (expense)	292	(399)
Reclassification of hedge (gains) losses, net of tax	(817)	614
Net change in cash flow hedge unrecognized gains, net of tax	(1,102)	(1,948)
Total other comprehensive loss, net of tax	$(733)	$(1,674)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $16.8 million as of May 31, 2018, and $16.6 million as of February 28, 2018.

13.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2018	2017
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$645	$(1,077)
Increase in finance and capital lease obligations	$9,704	$—

14.    Contingent Liabilities

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.7 million as of May 31, 2018, and $6.1 million as of February 28, 2018, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 (“fiscal 2018”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

As of May 31, 2018, we operated 191 used car stores in 92 U.S. television markets.  As of that date, we also conducted wholesale auctions at 73 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.9% of our retail used vehicle unit sales in the first three months of fiscal 2019.  As of May 31, 2018, CAF serviced approximately 917,000 customer accounts in its $11.93 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three Months Ended May 31, 2018
During the first quarter of fiscal 2019, net sales and operating revenues increased 5.5% and net earnings increased 12.7%. The increase in net earnings was due to a decrease in the effective income tax rate to 25.3% in the first quarter of fiscal 2019 from 37.4% in the first quarter of fiscal 2018, primarily reflecting the effect of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). The 17.7% increase in earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net earnings is the retail sale of used vehicles.  During the first quarter of fiscal 2019, we sold 198,398 used vehicles, representing 83.9% of our net sales and operating revenues and 66.4% of our gross profit.  Compared with the prior year period, used vehicle revenues grew 4.6% and used vehicle gross profits improved 1.7%. Total used unit sales increased 1.6%, while comparable store used units decreased 2.3%.

Wholesale sales are also a significant contributor to our revenues and net earnings.  During the first quarter of fiscal 2019, we sold 113,335 wholesale vehicles, representing 12.9% of our net sales and operating revenues and 17.3% of our gross profit.  Compared with the prior year period, wholesale vehicle revenues grew 11.6% and wholesale vehicle gross profits increased 9.6%, primarily due to a 9.6% increase in unit sales.

During the first quarter of fiscal 2019, other sales and revenues, which include revenues earned on the sale of EPP products, net third-party finance fees, and service department and new vehicle sales, represented 3.2% of our net sales and operating revenues and 16.2% of our gross profit. Compared with the prior year period, other sales and revenues increased 5.7%, primarily reflecting improvements in EPP revenues, partially offset by a decline in net third-party finance fees. Other gross profit fell 4.6%, primarily reflecting a decrease in service profits and net-third party finance fees, partially offset by the increase in EPP revenues.

Income from our CAF segment totaled $115.6 million in the first quarter of fiscal 2019, up 5.7% compared with the prior year period.  The increase in CAF income was primarily due to an increase in average managed receivables, partially offset by a slightly lower total interest margin percentage.

Selling, general and administrative (“SG&A”) expenses increased 8.6% to $438.2 million, primarily reflecting the 10% increase in our store base since the beginning of the first quarter of fiscal 2018, an increase in share-based compensation expense and additional spending on strategic initiatives.

The effective income tax rate declined to 25.3% in the first quarter of fiscal 2019 from 37.4% in the first quarter of fiscal 2018, primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first three months of fiscal 2019, net cash provided by operations totaled $230.8 million. This amount, combined with $325.2 million of net issuances of non-recourse notes payable, resulted in $556.0 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the 3.3 million common shares repurchased under our share repurchase program, the reduction of our outstanding revolving credit borrowings and our store growth.

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
As of May 31, 2018, we had used car stores located in 92 U.S. television markets, which covered approximately 73% of the U.S. population.  Completing our rollout requires a disciplined approach to opening stores in new markets and expanding our presence in existing markets. The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2019, we opened 3 stores, and during the remainder of the fiscal year, we plan to open 12 stores.  In fiscal 2020, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following May 31, 2018, see the table included in “PLANNED FUTURE ACTIVITIES.”

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

We are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and test new customer experiences, such as finance pre-approval, home delivery, online appraisal and expedited pick-up. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance customer experience and increase operational efficiencies. Ultimately, our goal is to create an exceptional omni-channel experience.

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

The federal statutory tax rate associated with the 2017 Tax Act, which was enacted in our fourth quarter of fiscal 2018, is expected to continue to benefit our financial results and cash flows. We currently intend to use those benefits to invest in our associates and business, including our digital and technology capabilities. We expect that, after these investments, 70% to 85% of the benefit from the lower tax rate will impact our net earnings. While in any individual period conditions may vary, over the long term, we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. In the near term, while we are investing more heavily in strategic initiatives, we believe the SG&A leverage point is likely at the higher end of this range.

For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2018	2017	Change
Used vehicle sales	$4,021.0	$3,843.4	4.6%
Wholesale vehicle sales	617.7	553.4	11.6%
Other sales and revenues:
Extended protection plan revenues	100.1	91.9	8.9%
Third-party finance fees, net	(14.5)	(11.4)	(26.6)%
Other	68.3	65.1	4.9%
Total other sales and revenues	153.9	145.6	5.7%
Total net sales and operating revenues	$4,792.6	$4,542.3	5.5%

UNIT SALES

	Three Months Ended May 31
	2018	2017	Change
Used vehicles	198,398	195,273	1.6%
Wholesale vehicles	113,335	103,443	9.6%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2018	2017	Change
Used vehicles	$20,067	$19,478	3.0%
Wholesale vehicles	$5,205	$5,113	1.8%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2018	2017
Used vehicle units	(2.3)%	8.2%
Used vehicle revenues	0.6%	6.1%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2018	2017
Used vehicle units	1.6%	14.1%
Used vehicle revenues	4.6%	12.1%

Wholesale vehicle units	9.6%	—%
Wholesale vehicle revenues	11.6%	(2.5)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2018	2017
CAF (2)	48.3%	47.3%
Tier 2 (3)	17.0%	19.0%
Tier 3 (4)	10.9%	10.0%
Other (5)	23.8%	23.7%
Total	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2018	2017
Used car stores, beginning of period	188	173
Store openings	3	3
Used car stores, end of period	191	176

During the first three months of fiscal 2019, we opened three stores, including one store in Greenville, NC, a new television market, and one store each in Dallas, TX and Miami, FL, each an existing television market for CarMax.

Used Vehicle Sales.  The 4.6% increase in used vehicle revenues in the first quarter of fiscal 2019 was primarily due to a 3.0% increase in average retail selling price, as well as a 1.6% increase in used unit sales. The increase in used units included sales from newer stores not yet included in the comparable store base, partially offset by the 2.3% decrease in comparable store used unit sales. The comparable store used unit sales performance primarily reflected lower store traffic, partially offset by improved conversion. Website traffic grew 16%. We believe that strong execution in our stores as well as the impact of our digital initiatives contributed to our continued improvements in conversion.

The increase in average retail selling price reflected the combined effects of higher vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. We believe lower seasonal depreciation was a significant driver of the increase in vehicle acquisition costs, although we did see a more normalized depreciation environment than during the second half of fiscal 2018. At the same time, industry new vehicle transaction prices benefited from aggressive new car incentives. We believe the resulting change in the relative affordability of new vehicles versus late-model vehicles was one of the factors contributing to our first quarter comparable store used unit sales performance.

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

The 11.6% increase in wholesale vehicle revenues in the first quarter of fiscal 2019 was primarily due to a 9.6% increase in unit sales and a 1.8% increase in wholesale vehicle average selling price. The wholesale unit growth reflected an increase in our appraisal buy rate, and an increase in appraisal traffic due to growth in our store base. We believe the appraisal buy rate benefited from strong wholesale industry vehicle valuations, which allowed us to provide seasonally strong appraisal offers and also resulted in a higher wholesale vehicle average selling price.

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

Other sales and revenues increased 5.7% in the first quarter of fiscal 2019. EPP revenues increased 8.9% compared with the prior year’s first quarter, reflecting both cost decreases from plan providers and a $4.0 million benefit associated with the accelerated recognition of revenue related to extended service plans. The accelerated recognition resulted from our adoption of the new revenue recognition accounting standard in the first quarter of fiscal 2019. See Note 2 for additional information on revenue related to ESPs. The $3.1 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel, including a decline in our Tier 2 and an increase in our Tier 3 sales.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2018	2017	Change
Used vehicle gross profit	$439.4	$431.9	1.7%
Wholesale vehicle gross profit	114.7	104.7	9.6%
Other gross profit	107.2	112.3	(4.6)%
Total	$661.3	$648.9	1.9%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2018		2017
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,215	10.9	$2,212	11.2
Wholesale vehicle gross profit	$1,012	18.6	$1,012	18.9
Other gross profit	$540	69.7	$575	77.2
Total gross profit	$3,333	13.8	$3,323	14.3

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 1.7% in the first quarter of fiscal 2019, driven by the 1.6% growth in total used unit sales. Our used vehicle gross profit per unit was similar to the corresponding prior year period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

In the first quarter of fiscal 2019, wholesale vehicle gross profit increased 9.6%, driven by the 9.6% increase in wholesale unit sales. Wholesale gross profit per unit was stable at $1,012 in both periods.

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

Other gross profit fell 4.6% in the first quarter of fiscal 2019, reflecting a $10.1 million decrease in service profits and a decline in net third-party finance fees, partially offset by the increase in EPP revenues. Service profits were affected by the reduced leverage of service department costs resulting from the decrease in comparable store used unit sales in the first quarter of fiscal 2019.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended May 31
(In millions except per unit data)	2018	2017	Change
Compensation and benefits (1)	$241.5	$222.5	8.5%
Store occupancy costs	87.8	79.7	10.1%
Advertising expense	38.5	38.2	0.9%
Other overhead costs (2)	70.4	63.1	11.6%
Total SG&A expenses	$438.2	$403.5	8.6%
SG&A per used vehicle unit (3)	$2,209	$2,066	$143

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 8.6% in the first quarter of fiscal 2019. The increase primarily reflected the 10% growth in our store base since the beginning of last year’s first quarter (representing the addition of 18 stores) and an $8.9 million, or $43 per unit, increase in share-based compensation expense. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods. The $7.3 million, or 11.6%, increase in other overhead costs included increased spending related to our strategic initiatives.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $18.1 million in the first quarter of fiscal 2019, from $16.8 million in the first quarter of fiscal 2018. The increase primarily reflected higher interest rates in fiscal 2019.

Income Taxes.    The effective income tax rate was 25.3% in the first quarter of fiscal 2019 versus 37.4% in the first quarter of fiscal 2018. The decrease is primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$232.3	7.9	$206.7	7.6
Interest expense	(63.8)	(2.2)	(49.0)	(1.8)
Total interest margin	$168.5	5.7	$157.7	5.8
Provision for loan losses	$(30.9)	(1.0)	$(28.6)	(1.1)
CarMax Auto Finance income	$115.6	3.9	$109.4	4.0

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2018	2017
Net loans originated (in millions)	$1,665.5	$1,546.1
Vehicle units financed	85,097	81,787
Net penetration rate (1)	42.9%	41.9%
Weighted average contract rate	8.4%	7.8%
Weighted average credit score (2)	704	705
Weighted average loan-to-value (LTV) (3)	94.9%	94.7%
Weighted average term (in months)	66.1	65.9

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2018	2017
Total ending managed receivables	$11,925.0	$10,983.3
Total average managed receivables	$11,775.4	$10,829.5
Allowance for loan losses (1)	$134.3	$129.8
Allowance for loan losses as a percentage of ending managed receivables	1.13%	1.18%
Net credit losses on managed receivables	$25.2	$22.4
Annualized net credit losses as a percentage of total average managed receivables	0.85%	0.83%
Past due accounts as a percentage of ending managed receivables	3.16%	3.08%
Average recovery rate (2)	47.7%	47.8%

(1)
The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.

(2)
The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 44% to a high of 60%, and it is primarily affected by the wholesale market environment.

CAF income increased 5.7% in the first quarter of fiscal 2019. The increase was due to an increase in average managed receivables, partially offset by a slightly lower total interest margin percentage. Average managed receivables grew 8.7% in the first quarter of fiscal 2019, driven primarily by the rise in CAF loan originations in recent years. The growth in net loan originations in fiscal 2019 resulted from an increase in average amount financed, an increase in CAF's penetration rate and our used vehicle sales growth.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.7% in the first quarter fiscal 2019 from 5.8% in the corresponding prior year period.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses increased to $30.9 million in the first quarter of fiscal 2019 from $28.6 million in the corresponding prior year period. Our net loss experience in the first quarter of fiscal 2019 was generally in line with our loss expectations as of the end of fiscal 2018. As a result, the allowance for loan losses as a percentage of ending managed receivables remained relatively stable at 1.13% as of May 31, 2018, compared with 1.18% as of May 31, 2017, and 1.11% as of February 28, 2018. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $157.0 million and $147.5 million in CAF Tier 3 receivables were outstanding as of May 31, 2018 and February 28, 2018, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of May 31, 2018 and February 28, 2018, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2019 and between 13 and 16 stores in fiscal 2020. We currently estimate capital expenditures will total approximately $340 million in fiscal 2019.

We currently plan to open the following stores within 12 months from May 31, 2018. During this period, we will be entering ten new television markets and expanding our presence in five existing television markets. Of the 15 stores we plan to open during the 12 months ending May 31, 2019, 9 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Santa Fe, New Mexico (1)	Albuquerque/Santa Fe	Santa Fe	Q2 Fiscal 2019
Warner Robins, Georgia (1)	Macon (2)	Warner Robins	Q2 Fiscal 2019
Norman, Oklahoma	Oklahoma City	Oklahoma City	Q2 Fiscal 2019
Wilmington, North Carolina	Wilmington (2)	Wilmington	Q3 Fiscal 2019
Lafayette, Louisiana	Lafayette (2)	Lafayette	Q3 Fiscal 2019
Corpus Christi, Texas	Corpus Christi (2)	Corpus Christi	Q3 Fiscal 2019
Shreveport, Louisiana	Shreveport (2)	Shreveport	Q3 Fiscal 2019
Amherst, New York	Buffalo (2)	Buffalo	Q4 Fiscal 2019
Melbourne, Florida	Orlando/Daytona Beach	Palm Bay/Melbourne	Q4 Fiscal 2019
Montgomery, Alabama	Montgomery/Selma (2)	Montgomery	Q4 Fiscal 2019
Vancouver, Washington	Portland	Portland/Vancouver	Q4 Fiscal 2019
Kenner, Louisiana	New Orleans (2)	New Orleans	Q4 Fiscal 2019
Memphis, Tennessee	Memphis	Memphis	Q1 Fiscal 2020
Killeen, Texas	Waco/Temple (2)	Killeen/Temple	Q1 Fiscal 2020
Pharr, Texas	Harlingen/Brownsville/McAllen (2)	McAllen/Edinburg/Mission	Q1 Fiscal 2020

(1)	Store opened in June 2018.

(2)	Represents new television market as of planned store opening date.

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

Operating Activities.  During the first three months of fiscal 2019, net cash provided by operating activities totaled $230.8 million, compared with $191.5 million in the prior year period.  The net cash provided by operating activities included increases in auto loan receivables of $337.9 million in the current year period and $325.3 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of May 31, 2018, total inventory was $2.26 billion, representing a decrease of $130.7 million, or 5.5%, compared with the balance as of the start of the fiscal year.  The decrease reflected a return to more normal inventory levels after having built inventories in the latter portion of fiscal 2018 to better position ourselves for seasonal sales opportunities.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Three Months Ended May 31
(In millions)	2018	2017
Net cash provided by operating activities	$230.8	$191.5
Add: Net issuances of non-recourse notes payable (1)	325.2	260.9
Adjusted net cash provided by operating activities	$556.0	$452.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first three months of the current fiscal year increased compared with the prior year period primarily due to the timing and use of non-recourse funding vehicles in relation to originations of auto loan receivables as well as an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense, the provisions for loan losses and cancellation reserves, and the deferred income tax provision.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $84.4 million in fiscal 2019 compared with $80.2 million in fiscal 2018.  Capital expenditures were $79.7 million in the current year period versus $79.4 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2018, 114 of our 191 used car stores were located on owned sites and 77 were located on leased sites, including 21 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of the fiscal year, net cash used in financing activities totaled $80.1 million in fiscal 2019 compared with $79.5 million in fiscal 2018.  Included in these amounts were net increases in total non-recourse notes payable of $325.2 million and $260.9 million, respectively, which were used to provide the financing for the majority of the increases of $337.9 million and $325.3 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first three months of fiscal 2019, we reduced net borrowings on our revolving credit facility with net repayments of $197.5 million compared with $155.0 million in the first three months of fiscal 2018. Net cash used in financing activities was also impacted by stock repurchases of $211.1 million in the first three months of fiscal 2019 compared with $187.4 million in the first three months of fiscal 2018.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of May 31	As of February 28
(In thousands)	2018	2018
Borrowings under revolving credit facility	$365	$197,627
Other long-term debt	800,000	800,000
Finance and capital lease obligations	507,966	500,363
Non-recourse notes payable	11,969,825	11,644,615
Total debt (1)	$13,278,156	$13,142,605
Cash and cash equivalents	$76,348	$44,525

(1)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

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

See Note 9 for additional information on our revolving credit facility, term loan, senior notes and finance and capital lease obligations.

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

As of May 31, 2018, $9.94 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable have scheduled maturities through April 2025, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first three months of fiscal 2019, we funded a total of $1.33 billion in asset-backed term funding transactions.

As of May 31, 2018, $2.03 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of May 31, 2018, the combined limit of our warehouse facilities was $3.14 billion, and the unused warehouse capacity totaled $1.11 billion.  Of the combined limit, $1.30 billion will expire in August 2018, $140.0 million will expire in September 2018 and $1.70 billion will expire in February 2019. See Note 9 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2018, a total of $2.75 billion of board authorizations for repurchases were outstanding, with no expiration date.  At that date, $809.5 million remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements.  We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Changes in tax law, including the effect of the 2017 Tax Act.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loan receivables than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party finance providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 39 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2018, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2018.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2018.
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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 28, 2018, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2019.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2018	1,111,200	$61.32	1,111,200	$948,699,437
April 1 - 30, 2018	1,094,500	$61.57	1,094,500	$881,306,929
May 1 - 31, 2018	1,101,865	$65.19	1,101,865	$809,474,921
Total	3,307,565		3,307,565

Item 6.    Exhibits

10.1
Consulting Agreement, dated June 27, 2018, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 29, 2018 (File No. 1-31420), is incorporated herein by reference.

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

July 5, 2018