Form 10-Q
period 2018-08-31
CARMAX INC
filed 2018-10-05
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2018
Common Stock, par value $0.50	174,621,243

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2018 and 2017	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2018 and 2017	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2018 and February 28, 2018	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2018 and 2017	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 6.	Exhibits	38

SIGNATURES			39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2018	%(1)	2017	%(1)	2018	%(1)	2017	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,975,368	83.4	$3,694,200	84.2	$7,996,415	83.7	$7,537,573	84.4
Wholesale vehicle sales	627,990	13.2	547,767	12.5	1,245,641	13.0	1,101,157	12.3
Other sales and revenues	162,677	3.4	144,673	3.3	316,571	3.3	290,244	3.3
NET SALES AND OPERATING REVENUES	4,766,035	100.0	4,386,640	100.0	9,558,627	100.0	8,928,974	100.0
COST OF SALES:
Used vehicle cost of sales	3,546,383	74.4	3,289,051	75.0	7,127,992	74.6	6,700,497	75.0
Wholesale vehicle cost of sales	516,913	10.8	447,490	10.2	1,019,858	10.7	896,208	10.0
Other cost of sales	52,103	1.1	46,094	1.1	98,801	1.0	79,326	0.9
TOTAL COST OF SALES	4,115,399	86.3	3,782,635	86.2	8,246,651	86.3	7,676,031	86.0
GROSS PROFIT	650,636	13.7	604,005	13.8	1,311,976	13.7	1,252,943	14.0
CARMAX AUTO FINANCE INCOME	109,667	2.3	107,936	2.5	225,260	2.4	217,299	2.4
Selling, general and administrative expenses	453,554	9.5	405,062	9.2	891,788	9.3	808,565	9.1
Interest expense	17,950	0.4	16,836	0.4	36,002	0.4	33,674	0.4
Other (income) expense	(686)	—	(189)	—	277	—	(282)	—
Earnings before income taxes	289,485	6.1	290,232	6.6	609,169	6.4	628,285	7.0
Income tax provision	68,595	1.4	108,808	2.5	149,623	1.6	235,159	2.6
NET EARNINGS	$220,890	4.6	$181,424	4.1	$459,546	4.8	$393,126	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	176,284		182,868		177,211		184,034
Diluted	178,200		184,696		178,811		185,778
NET EARNINGS PER SHARE:
Basic	$1.25		$0.99		$2.59		$2.14
Diluted	$1.24		$0.98		$2.57		$2.12

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2018	2017	2018	2017
NET EARNINGS	$220,890	$181,424	$459,546	$393,126
Other comprehensive income (loss), net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	370	275	739	549
Net change in cash flow hedge unrecognized gains	240	(1,673)	(862)	(3,621)
Other comprehensive income (loss), net of taxes	610	(1,398)	(123)	(3,072)
TOTAL COMPREHENSIVE INCOME	$221,500	$180,026	$459,423	$390,054

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,147	$44,525
Restricted cash from collections on auto loan receivables	447,642	399,442
Accounts receivable, net	104,883	133,321
Inventory	2,357,355	2,390,694
Other current assets	75,060	93,462
TOTAL CURRENT ASSETS	3,022,087	3,061,444
Auto loan receivables, net	12,140,455	11,535,704
Property and equipment, net of accumulated depreciation of $1,230,012 and $1,164,249 as of August 31, 2018 and February 28, 2018, respectively	2,766,902	2,667,061
Deferred income taxes	56,354	63,256
Other assets	190,707	158,807
TOTAL ASSETS	$18,176,505	$17,486,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$605,535	$529,733
Accrued expenses and other current liabilities	266,214	278,771
Short-term debt	3,296	127
Current portion of finance and capital lease obligations	10,579	9,994
Current portion of non-recourse notes payable	397,837	355,433
TOTAL CURRENT LIABILITIES	1,283,461	1,174,058
Long-term debt, excluding current portion	840,187	995,479
Finance and capital lease obligations, excluding current portion	505,167	490,369
Non-recourse notes payable, excluding current portion	11,831,967	11,266,964
Other liabilities	233,605	242,553
TOTAL LIABILITIES	14,694,387	14,169,423

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 175,289,632 and 179,747,894 shares issued and outstanding as of August 31, 2018 and February 28, 2018, respectively	87,645	89,874
Capital in excess of par value	1,265,930	1,234,047
Accumulated other comprehensive loss	(54,435)	(54,312)
Retained earnings	2,182,978	2,047,240
TOTAL SHAREHOLDERS’ EQUITY	3,482,118	3,316,849
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,176,505	$17,486,272

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net earnings	$459,546	$393,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	90,311	88,078
Share-based compensation expense	54,234	36,585
Provision for loan losses	70,863	61,465
Provision for cancellation reserves	38,699	34,488
Deferred income tax provision	2,539	2,271
Other	1,358	1,013
Net decrease (increase) in:
Accounts receivable, net	28,438	52,655
Inventory	33,339	28,794
Other current assets	22,161	(1,063)
Auto loan receivables, net	(675,614)	(637,719)
Other assets	(7,167)	83
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	57,639	66,939
Other liabilities	(65,461)	(45,618)
NET CASH PROVIDED BY OPERATING ACTIVITIES	110,885	81,097
INVESTING ACTIVITIES:
Capital expenditures	(171,111)	(155,110)
Proceeds from disposal of property and equipment	565	96
Purchases of investments	(5,306)	(1,344)
Sales of investments	904	370
NET CASH USED IN INVESTING ACTIVITIES	(174,948)	(155,988)
FINANCING ACTIVITIES:
Increase in short-term debt, net	3,169	209
Proceeds from issuances of long-term debt	1,300,600	1,552,000
Payments on long-term debt	(1,456,100)	(1,689,000)
Cash paid for debt issuance costs	(8,189)	(7,623)
Payments on finance and capital lease obligations	(4,819)	(4,475)
Issuances of non-recourse notes payable	5,486,502	4,987,000
Payments on non-recourse notes payable	(4,878,974)	(4,425,923)
Repurchase and retirement of common stock	(381,347)	(344,785)
Equity issuances	47,502	23,905
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,344	91,308
Increase in cash, cash equivalents and restricted cash	44,281	16,417
Cash, cash equivalents and restricted cash at beginning of year	554,898	523,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$599,179	$540,282

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$37,147	$25,765
Restricted cash from collections on auto loan receivables	447,642	404,276
Restricted cash included in other assets	114,390	110,241
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$599,179	$540,282

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2018 (the “2018 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2018 Annual Report.

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

On March 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition using the modified retrospective transition method for all contracts. Results for reporting periods beginning after March 1, 2018, are presented under ASU 2014-09, while comparative period amounts have not been restated and continue to be presented under the previous accounting standard. See Note 2 for further details.

In connection with our adoption of FASB ASU 2016-18 during the current fiscal year, restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of period total amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period's presentation, resulting in a decrease in cash used by investing activities of $29.1 million for the six months ended August 31, 2017.

Recent Accounting Pronouncements.
Effective in Future Periods.
In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt the new standard for our fiscal year beginning March 1, 2019, using the modified retrospective transition approach;

specifically, using the optional transition method provided by the accounting pronouncement (FASB ASU 2018-11), which allows for transition through a cumulative-effect adjustment at the beginning of the period of adoption.

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

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-13) related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-14) related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-15) related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

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

On March 1, 2018, we adopted FASB ASU 2014-09 related to revenue recognition using the modified retrospective transition method for all contracts. In connection with the adoption of this standard, we recorded a net after-tax cumulative-effect adjustment to increase beginning retained earnings by $12.9 million to recognize profit-sharing revenues on ESP contracts sold on or before February 28, 2018, with corresponding adjustments to other assets and deferred income taxes. The adoption also resulted in $4.4 million and $8.4 million recorded in other sales and revenues on our consolidated statement of earnings for the three and six months ended August 31, 2018, respectively, relating to additional profit-sharing revenues to which we expect to be entitled. Lastly, the adoption resulted in a $14.1 million increase to other current assets and accrued expenses and other current liabilities as of August 31, 2018 related to estimated vehicle sales returns, which were previously shown on a net basis.

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2018	2017	2018	2017
Used vehicle sales	$3,975.4	$3,694.2	$7,996.4	$7,537.6
Wholesale vehicle sales	628.0	547.8	1,245.6	1,101.2
Other sales and revenues:
Extended protection plan revenues	98.5	85.5	198.6	177.4
Third-party finance fees, net	(9.7)	(11.6)	(24.2)	(23.0)
Service revenues	36.1	34.5	72.7	68.2
Other	37.8	36.3	69.5	67.6
Total other sales and revenues	162.7	144.7	316.6	290.2
Total net sales and operating revenues	$4,766.0	$4,386.6	$9,558.6	$8,929.0

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in the ESP transaction price to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of August 31, 2018, we have recognized a long-term contract asset of $25.7 million related to cumulative profit-sharing payments to which we expect to be entitled, which is included in other assets on our consolidated balance sheets.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$242.2	8.0	$213.6	7.7	$474.5	8.0	$420.3	7.7
Interest expense	(69.1)	(2.3)	(52.2)	(1.9)	(132.9)	(2.2)	(101.2)	(1.8)
Total interest margin	173.1	5.7	161.4	5.8	341.6	5.7	319.1	5.8
Provision for loan losses	(40.0)	(1.3)	(32.9)	(1.2)	(70.9)	(1.2)	(61.5)	(1.1)
Total interest margin after provision for loan losses	133.1	4.4	128.5	4.6	270.7	4.5	257.6	4.7

Total other expense	(0.3)	—	—	—	(0.3)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(9.6)	(0.3)	(8.8)	(0.3)	(19.2)	(0.3)	(17.3)	(0.3)
Other direct expenses	(13.5)	(0.4)	(11.8)	(0.4)	(25.9)	(0.4)	(23.0)	(0.4)
Total direct expenses	(23.1)	(0.8)	(20.6)	(0.7)	(45.1)	(0.8)	(40.3)	(0.7)
CarMax Auto Finance income	$109.7	3.6	$107.9	3.9	$225.3	3.8	$217.3	4.0

Total average managed receivables	$12,067.5		$11,112.0		$11,921.4		$10,970.8

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $12.25 billion as of August 31, 2018 and $11.64 billion as of February 28, 2018. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2018	2018
Asset-backed term funding	$9,748.3	$9,455.2
Warehouse facilities	2,106.0	1,834.0
Overcollateralization (1)	284.5	269.4
Other managed receivables (2)	75.3	60.3
Total ending managed receivables	12,214.1	11,618.9
Accrued interest and fees	51.6	43.2
Other	12.9	2.2
Less allowance for loan losses	(138.1)	(128.6)
Auto loan receivables, net	$12,140.5	$11,535.7

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2018 (1)	% (2)	2018 (1)	% (2)
A	$6,031.2	49.4	$5,725.1	49.3
B	4,376.9	35.8	4,133.8	35.6
C and other	1,806.0	14.8	1,760.0	15.1
Total ending managed receivables	$12,214.1	100.0	$11,618.9	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Balance as of beginning of period	$134.3	1.13	$129.8	1.18	$128.6	1.11	$123.6	1.16
Charge-offs	(64.9)		(60.4)		(123.8)		(114.5)
Recoveries	28.7		27.2		62.4		58.9
Provision for loan losses	40.0		32.9		70.9		61.5
Balance as of end of period	$138.1	1.13	$129.5	1.15	$138.1	1.13	$129.5	1.15

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2018	% (1)	2018	% (1)
Total ending managed receivables	$12,214.1	100.0	$11,618.9	100.0
Delinquent loans:
31-60 days past due	$262.8	2.1	$246.6	2.1
61-90 days past due	124.4	1.0	116.9	1.0
Greater than 90 days past due	31.8	0.3	29.7	0.3
Total past due	$419.0	3.4	$393.2	3.4

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $6.6 million will be reclassified in AOCL as an increase to CAF income.

As of August 31, 2018 and February 28, 2018, we had interest rate swaps outstanding with a combined notional amount of $2.37 billion and $2.16 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$343,551	$—	$343,551
Mutual fund investments	20,552	—	20,552
Derivative instruments	—	3,988	3,988
Total assets at fair value	$364,103	$3,988	$368,091

Percent of total assets at fair value	98.9%	1.1%	100.0%
Percent of total assets	2.0%	—%	2.0%

Liabilities:
Derivative instruments	$—	$(1,275)	$(1,275)
Total liabilities at fair value	$—	$(1,275)	$(1,275)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$276,894	$—	$276,894
Mutual fund investments	19,429	—	19,429
Derivative instruments	—	12,127	12,127
Total assets at fair value	$296,323	$12,127	$308,450

Percent of total assets at fair value	96.1%	3.9%	100.0%
Percent of total assets	1.7%	0.1%	1.8%

Liabilities:
Derivative instruments	$—	$(99)	$(99)
Total liabilities at fair value	$—	$(99)	$(99)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and six months ended August 31, 2018. As of August 31, 2018 and February 28, 2018, we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2018 and February 28, 2018, respectively, are as follows:

(In thousands)	As of August 31, 2018	As of February 28, 2018
Carrying value	$500,000	$500,000
Fair value	$486,149	$492,163

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2018	2017	2018	2017
Balance as of beginning of period	$108.7	$109.0	$105.2	$108.2
Cancellations	(16.7)	(16.6)	(33.3)	(32.9)
Provision for future cancellations	18.6	17.4	38.7	34.5
Balance as of end of period	$110.6	$109.8	$110.6	$109.8

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2018 and February 28, 2018, the current portion of cancellation reserves was $58.3 million and $56.0 million, respectively.

8.    Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the company made a reasonable estimate of the impacts of the 2017 Tax Act and recorded this estimate in its results for the year ended February 28, 2018. The company will continue to evaluate the impacts as additional clarification and implementation guidance related to the 2017 Tax Act is released. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the company’s accounting for the impacts of the 2017 Tax Act. As of August 31, 2018, no additional adjustments have been made to the provisional amounts recorded as of February 28, 2018.

The company’s income tax provision for the six months ended August 31, 2018, includes estimates related to its interpretation of the 2017 Tax Act. These estimates may change as additional clarification and implementation guidance is released.

We had $30.1 million of gross unrecognized tax benefits as of August 31, 2018, and $28.7 million as of February 28, 2018.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2018.

9.    Debt

	As of August 31	As of February 28
(In thousands)	2018	2018
Revolving credit facility	$45,296	$197,627
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	515,746	500,363
Non-recourse notes payable	12,252,143	11,644,615
Total debt	13,613,185	13,142,605
Less: current portion	(411,712)	(365,554)
Less: unamortized debt issuance costs	(24,152)	(24,239)
Long-term debt, net	$13,177,321	$12,752,812

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of August 31, 2018, the unused capacity of $1.15 billion was fully available to us.

Term Loan.    We have a $300 million unsecured term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of August 31, 2018, $300 million remained outstanding and is classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of August 31, 2018, which are due in 2023, 2026 and 2028. These notes are classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

Finance and Capital Lease Obligations.  Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting, and therefore, are accounted for as direct financings.  The leases were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  Payments on the leases are recognized as interest expense and a reduction of the obligations.  We have not entered into any new sale-leaseback transactions since fiscal 2009. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. See Note 13 for additional information on finance and capital lease obligations.

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

As of August 31, 2018, $10.15 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through April 2025, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of August 31, 2018, $2.11 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of August 31, 2018, the combined limit of our warehouse facilities was $3.14 billion, and the unused warehouse capacity totaled $1.03 billion.  Of the combined limit, $1.70 billion will expire in February 2019 and $1.30 billion will expire in August 2019. Subsequent to the end of the quarter, the limit on the remaining $140 million facility was increased to $150 million and the expiration date was extended from September 2018 to September 2019. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2018 and 2017, we capitalized interest of $3.1 million and $3.7 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2018, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2018, a total of $750 million of board authorizations for repurchases of our common stock were outstanding, with no expiration date. At that date, $638.3 million remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2018	2017	2018	2017
Number of shares repurchased (in thousands)	2,291.7	2,453.1	5,599.3	5,487.8
Average cost per share	$74.70	$63.78	$67.61	$61.69
Available for repurchase, as of end of period (in millions)	$638.3	$1,251.8	$638.3	$1,251.8

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2018	2017	2018	2017
Cost of sales	$1,603	$1,076	$2,894	$1,303
CarMax Auto Finance income	1,237	848	2,434	1,668
Selling, general and administrative expenses	22,775	16,316	49,752	34,409
Share-based compensation expense, before income taxes	$25,615	$18,240	$55,080	$37,380

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2018	2017	2018	2017
Nonqualified stock options	$6,493	$5,916	$17,608	$16,286
Cash-settled restricted stock units (RSUs)	15,540	9,785	27,894	12,903
Stock-settled market stock units (MSUs)	2,643	2,543	7,279	6,164
Other share-based incentives:
Stock-settled performance stock units (PSUs)	320	(863)	726	490
Restricted stock (RSAs)	(54)	478	433	742
Stock-settled deferred stock units (DSUs)	294	—	294	—
Employee stock purchase plan	379	381	846	795
Total other share-based incentives	$939	$(4)	$2,299	$2,027
Share-based compensation expense, before income taxes	$25,615	$18,240	$55,080	$37,380

(C) Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2018
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2018	7,762	419	271	1,460
Granted	1,738	204	23	629
Exercised or vested and converted	(1,072)	(94)	(93)	(339)
Cancelled	(256)	(15)	(39)	(74)
Outstanding as of August 31, 2018	8,172	514	162	1,676

Weighted average grant date fair value per share/unit:

Granted	$18.74	$81.99	$73.22	$63.06
Ending outstanding	$16.51	$74.25	$57.45	$58.01

	As of August 31, 2018
Unrecognized compensation (in millions)	$49.8	$18.2	$3.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2018	2017	2018	2017
Net earnings	$220,890	$181,424	$459,546	$393,126

Weighted average common shares outstanding	176,284	182,868	177,211	184,034
Dilutive potential common shares:
Stock options	1,462	1,465	1,194	1,337
Stock-settled stock units and awards	454	363	406	407
Weighted average common shares and dilutive potential common shares	178,200	184,696	178,811	185,778

Basic net earnings per share	$1.25	$0.99	$2.59	$2.14
Diluted net earnings per share	$1.24	$0.98	$2.57	$2.12

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2018 and 2017, options to purchase 2,210,917 shares and 3,130,285 shares of common stock, respectively, were not included. For the six months ended August 31, 2018 and 2017, options to purchase 3,805,873 shares and 2,854,557 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Gains	Loss
Balance as of February 28, 2018	$(68,497)	$14,185	$(54,312)
Other comprehensive income before reclassifications	—	1,325	1,325
Amounts reclassified from accumulated other comprehensive loss	739	(2,187)	(1,448)
Other comprehensive income (loss)	739	(862)	(123)
Balance as of August 31, 2018	$(67,758)	$13,323	$(54,435)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2018	2017	2018	2017
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$204	$187	$405	$372
CarMax Auto Finance income	12	11	25	22
Selling, general and administrative expenses	271	255	544	513
Total amortization reclassifications recognized in net pension expense	487	453	974	907
Tax expense	(117)	(178)	(235)	(358)
Amortization reclassifications recognized in net pension expense, net of tax	370	275	739	549
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	370	275	739	549

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	2,187	(3,712)	1,800	(7,938)
Tax (expense) benefit	(577)	1,461	(475)	3,125
Effective portion of changes in fair value, net of tax	1,610	(2,251)	1,325	(4,813)
Reclassifications to CarMax Auto Finance income	(1,861)	952	(2,970)	1,965
Tax benefit (expense)	491	(374)	783	(773)
Reclassification of hedge (gains) losses, net of tax	(1,370)	578	(2,187)	1,192
Net change in cash flow hedge unrecognized gains, net of tax	240	(1,673)	(862)	(3,621)
Total other comprehensive income (loss), net of tax	$610	$(1,398)	$(123)	$(3,072)

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $16.6 million as of August 31, 2018 and February 28, 2018.

13.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2018	2017
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(5,509)	$(2,864)
Increase in finance and capital lease obligations	$19,605	$10,245

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $7.3 million as of August 31, 2018, and $6.1 million as of February 28, 2018, and is included in accrued expenses and other current liabilities.

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

As of August 31, 2018, we operated 194 used car stores in 93 U.S. television markets.  As of that date, we also conducted wholesale auctions at 75 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.4% of our retail used vehicle unit sales in the first six months of fiscal 2019.  As of August 31, 2018, CAF serviced approximately 938,000 customer accounts in its $12.21 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Six Months Ended August 31, 2018
During the second quarter of fiscal 2019, net sales and operating revenues increased 8.6% and net earnings increased 21.8%. The increase in net earnings was due to a decrease in the effective income tax rate to 23.7% in the second quarter of fiscal 2019 from 37.5% in the second quarter of fiscal 2018, primarily reflecting the effect of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The 26.5% increase in net earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net earnings is the retail sale of used vehicles.  During the second quarter of fiscal 2019, we sold 196,880 used vehicles, representing 83.4% of our net sales and operating revenues and 65.9% of our gross profit.  Compared with the prior year period, used vehicle revenues grew 7.6% and used vehicle gross profits improved 5.9%. Total used unit sales increased 5.8%, which included a 2.1% increase in comparable store used units.

Wholesale sales are also a significant contributor to our revenues and net earnings.  During the second quarter of fiscal 2019, we sold 120,866 wholesale vehicles, representing 13.2% of our net sales and operating revenues and 17.1% of our gross profit.  Compared with the prior year period, wholesale vehicle revenues grew 14.6% and wholesale vehicle gross profits increased 10.8%, primarily due to a 14.6% increase in unit sales.

During the second quarter of fiscal 2019, other sales and revenues, which include revenues earned on the sale of EPP products, net third-party finance fees and service department and new vehicle sales, represented 3.4% of our net sales and operating revenues and 17.0% of our gross profit. Compared with the prior year period, other sales and revenues increased 12.4% and other gross profit rose 12.2%, primarily reflecting improvements in EPP revenues.

Income from our CAF segment totaled $109.7 million in the second quarter of fiscal 2019, up 1.6% compared with the prior year period.  The increase in CAF income reflected the net effects of an increase in average managed receivables, an increase in the provision for loan losses and a slightly lower total interest margin percentage.

Selling, general and administrative (“SG&A”) expenses increased 12.0% to $453.6 million, primarily reflecting the 10% increase in our store base since the beginning of the second quarter of fiscal 2018, as well as increases in advertising expense, share-based compensation expense and spending on strategic initiatives.

The effective income tax rate declined to 23.7% in the second quarter of fiscal 2019 from 37.5% in the second quarter of fiscal 2018, primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

During the first half of fiscal 2019, net sales and operating revenues increased 7.1%, net earnings increased 16.9% and net earnings per share increased 21.2%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first six months of fiscal 2019, net cash provided by operations totaled $110.9 million. This amount, combined with $607.5 million of net issuances of non-recourse notes payable, resulted in $718.4 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the 5.6 million common shares repurchased under our share repurchase program, our store growth and the reduction of our outstanding revolving credit borrowings.

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
As of August 31, 2018, we had used car stores located in 93 U.S. television markets, which covered approximately 74% of the U.S. population.  Completing our rollout requires a disciplined approach to opening stores in new markets and expanding our presence in existing markets. The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2019, we opened 6 stores, and during the remainder of the fiscal year, we plan to open 9 stores.  In fiscal 2020, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following August 31, 2018, see the table included in “PLANNED FUTURE ACTIVITIES.”

In calendar 2017, we estimate we sold approximately 4.6% of the age 0- to 10-year old vehicles sold in the television markets in which we operate. Our strategy to increase our share of each of these markets includes focusing on:

•	Delivering an unrivaled customer experience both in stores and online.

•	Connecting the digital and physical customer experiences to create an exceptional omni-channel buying and selling experience.

•	Hiring and developing an engaged and skilled workforce.

•	Improving efficiency to drive out waste.

•	Leveraging data and advanced analytics to continuously improve our processes and systems.

We are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and test new customer experiences, such as finance pre-approval, home delivery, online appraisal and express pick-up. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. Ultimately, our goal is to create an omni-channel experience that enables customers to seamlessly move across the online and in-store experience with ease. We plan to bring this omni-channel experience to a major market later this fiscal year, which will help us learn how to best operationalize all our offerings and scale them across the entire organization.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2018	2017	Change	2018	2017	Change
Used vehicle sales	$3,975.4	$3,694.2	7.6%	$7,996.4	$7,537.6	6.1%
Wholesale vehicle sales	628.0	547.8	14.6%	1,245.6	1,101.2	13.1%
Other sales and revenues:
Extended protection plan revenues	98.5	85.5	15.2%	198.6	177.4	11.9%
Third-party finance fees, net	(9.7)	(11.6)	16.3%	(24.2)	(23.0)	(5.0)%
Other	73.9	70.8	4.4%	142.2	135.8	4.7%
Total other sales and revenues	162.7	144.7	12.4%	316.6	290.2	9.1%
Total net sales and operating revenues	$4,766.0	$4,386.6	8.6%	$9,558.6	$8,929.0	7.1%

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2018	2017	Change	2018	2017	Change
Used vehicles	196,880	186,019	5.8%	395,278	381,292	3.7%
Wholesale vehicles	120,866	105,508	14.6%	234,201	208,951	12.1%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2018	2017	Change	2018	2017	Change
Used vehicles	$20,005	$19,667	1.7%	$20,036	$19,570	2.4%
Wholesale vehicles	$4,955	$4,957	—%	$5,076	$5,034	0.8%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2018	2017	2018	2017
Used vehicle units	2.1%	5.3%	(0.2)%	6.8%
Used vehicle revenues	3.8%	6.0%	2.2%	6.1%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2018	2017	2018	2017
Used vehicle units	5.8%	11.1%	3.7%	12.6%
Used vehicle revenues	7.6%	11.9%	6.1%	12.0%

Wholesale vehicle units	14.6%	0.4%	12.1%	0.2%
Wholesale vehicle revenues	14.6%	(2.3)%	13.1%	(2.4)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2018	2017	2018	2017
CAF (2)	49.3%	49.0%	48.8%	48.1%
Tier 2 (3)	17.0%	16.0%	17.0%	17.6%
Tier 3 (4)	8.8%	9.6%	9.9%	9.8%
Other (5)	24.9%	25.4%	24.3%	24.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2018	2017	2018	2017
Used car stores, beginning of period	191	176	188	173
Store openings	3	3	6	6
Used car stores, end of period	194	179	194	179

During the first six months of fiscal 2019, we opened six stores, including two stores in new television markets (one store each in Greenville, NC and Macon, GA) and four stores in existing television markets (one store each in Dallas, TX; Miami, FL; Albuquerque, NM; and Oklahoma City, OK).

Used Vehicle Sales.  The 7.6% increase in used vehicle revenues in the second quarter of fiscal 2019 was due to a 5.8% increase in used unit sales, as well as a 1.7% increase in average retail selling price. The increase in used units included sales from newer stores not yet included in the comparable store base and the 2.1% increase in comparable store used unit sales. The comparable store used unit sales performance primarily reflected improved conversion, partially offset by lower store traffic. Website traffic grew 19%. We believe that solid performance of our store teams and contributions from our digital initiatives contributed to our continued improvements in conversion.

The 6.1% increase in used vehicle revenues in the first half of fiscal 2019 was primarily due to a 3.7% increase in used unit sales, as well as a 2.4% increase in average retail selling price. The increase in used units included sales from newer stores not yet included in the comparable store base, partially offset by the 0.2% decrease in comparable store used unit sales. The comparable store used unit sales performance primarily reflected lower store traffic, partially offset by improved conversion. Website traffic for the first half of fiscal 2019 grew 17%.

The increase in average retail selling price reflected the net effects of higher vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. We believe vehicle acquisition costs remained high in the second quarter and first half of fiscal 2019 as the industry continues to experience an unusual depreciation environment. This contrasts with fiscal 2018, when our vehicle acquisition costs were significantly lower year-over-year.

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

The 14.6% increase in wholesale vehicle revenues in the second quarter of fiscal 2019 was due to a 14.6% increase in unit sales. The wholesale unit growth was driven by an increase in appraisal traffic, the growth in our store base and a higher appraisal buy rate.

The 13.1% increase in wholesale vehicle revenues in the first half of fiscal 2019 was primarily due to a 12.1% increase in unit sales. The wholesale unit growth reflected an increase in our appraisal buy rate, the growth in our store base and an increase in appraisal traffic.

We believe the appraisal buy rate and appraisal traffic benefited from strong wholesale industry vehicle valuations, which allowed us to provide seasonally strong appraisal offers.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues), net third-party finance fees, and other revenues, which are predominantly comprised of service department and new vehicle sales. EPP revenues are recognized on a net basis and include a reserve for estimated contract cancellations. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues increased 12.4% in the second quarter of fiscal 2019. EPP revenues increased 15.2%, reflecting the increase in our retail unit volume and cost decreases from plan providers, as well as a $4.4 million benefit associated with the accelerated recognition of revenue related to ESPs. The accelerated recognition resulted from our adoption of the new revenue recognition accounting standard in the first quarter of fiscal 2019. See Note 2 for additional information on revenue related to ESPs. Net third-party finance fees improved $1.9 million, reflecting shifts in our sales mix by finance channel, including an increase in our Tier 2 and a decrease in our Tier 3 sales, partially due to tightened lending standards by one of our third-party Tier 3 finance providers.

Other sales and revenues increased 9.1% in the first half of fiscal 2019, primarily due to EPP revenues. EPP revenues increased 11.9%, reflecting cost decreases from plan providers, an $8.4 million benefit associated with the accelerated recognition of revenue related to ESPs and the increase in our retail unit volume.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2018	2017	Change	2018	2017	Change
Used vehicle gross profit	$429.0	$405.1	5.9%	$868.4	$837.1	3.7%
Wholesale vehicle gross profit	111.1	100.3	10.8%	225.8	204.9	10.2%
Other gross profit	110.5	98.6	12.2%	217.8	210.9	3.2%
Total	$650.6	$604.0	7.7%	$1,312.0	$1,252.9	4.7%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2018		2017		2018		2017
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,179	10.8	$2,178	11.0	$2,197	10.9	$2,195	11.1
Wholesale vehicle gross profit	$919	17.7	$950	18.3	$964	18.1	$981	18.6
Other gross profit	$562	68.0	$530	68.1	$551	68.8	$553	72.7
Total gross profit	$3,305	13.7	$3,247	13.8	$3,319	13.7	$3,286	14.0

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 5.9% in the second quarter of fiscal 2019 and 3.7% in the first half of fiscal 2019, driven by the 5.8% and 3.7% growth in total used unit sales, respectively. Our used vehicle gross profit per unit was similar to the corresponding prior year period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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
In the second quarter of fiscal 2019, wholesale vehicle gross profit increased 10.8%, driven by the 14.6% increase in wholesale unit sales, partially offset by a $31, or 3.3%, decrease in wholesale gross profit per unit. For the first half of fiscal 2019, wholesale vehicle gross profit increased 10.2%, driven by the 12.1% increase in wholesale unit sales, partially offset by a $17, or 1.7%, decrease in wholesale gross profit per unit.

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

Other gross profit rose 12.2% in the second quarter of fiscal 2019 and 3.2% in the first half of fiscal 2019, primarily reflecting the changes in other sales and revenues discussed above, partially offset by a $3.1 million and $13.1 million decrease in service profits in the second quarter and first half of fiscal 2019, respectively. Service profits were affected by the reduced leverage of service department costs in both the second quarter and the first half of fiscal 2019.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2018	2017	Change	2018	2017	Change
Compensation and benefits (1)	$238.9	$218.2	9.5%	$480.3	$440.6	9.0%
Store occupancy costs	90.8	85.2	6.6%	178.6	164.9	8.3%
Advertising expense	46.7	39.6	17.9%	85.2	77.8	9.5%
Other overhead costs (2)	77.2	62.1	24.3%	147.7	125.3	17.9%
Total SG&A expenses	$453.6	$405.1	12.0%	$891.8	$808.6	10.3%
SG&A per used vehicle unit (3)	$2,304	$2,178	$126	$2,256	$2,121	$135

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 12.0% in the second quarter of fiscal 2019. The increase reflected the 10% growth in our store base since the beginning of last year’s second quarter (representing the addition of 18 stores) and a $6.5 million increase in share-based compensation expense. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods. Advertising expense rose 17.9% largely reflecting timing shifts compared with the prior year. The increase in other overhead costs included increased spending as we continue to update our technology platforms and support our core strategic initiatives as part of our focus on improving the omni-channel customer experience.

SG&A expenses increased 10.3% in the first half of fiscal 2019. The increase primarily reflected the 12% growth in our store base since the beginning of fiscal 2018 (representing the addition of 21 stores) and a $15.3 million increase in share-based compensation expense. The increase in other overhead costs included increased spending on strategic initiatives as noted above.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $18.0 million and $36.0 million in the second quarter and first half of fiscal 2019, respectively, from $16.8 million and $33.7 million in the second quarter and first half of fiscal 2018, respectively. The increase primarily reflected higher interest rates in both the second quarter and first half of fiscal 2019.

Income Taxes.    The effective income tax rate was 23.7% in the second quarter of fiscal 2019 and 24.6% in the first six months of fiscal 2019 versus 37.5% in the second quarter of fiscal 2018 and 37.4% in the first half of fiscal 2018. The decrease is primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act. The effective tax rate for both the second quarter and first half of fiscal 2019 was also reduced by share-based awards that settled during the periods.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$242.2	8.0	$213.6	7.7	$474.5	8.0	$420.3	7.7
Interest expense	(69.1)	(2.3)	(52.2)	(1.9)	(132.9)	(2.2)	(101.2)	(1.8)
Total interest margin	$173.1	5.7	$161.4	5.8	$341.6	5.7	$319.1	5.8
Provision for loan losses	$(40.0)	(1.3)	$(32.9)	(1.2)	$(70.9)	(1.2)	$(61.5)	(1.1)
CarMax Auto Finance income	$109.7	3.6	$107.9	3.9	$225.3	3.8	$217.3	4.0

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2018	2017	2018	2017
Net loans originated (in millions)	$1,678.4	$1,542.2	$3,343.9	$3,088.3
Vehicle units financed	86,399	80,976	171,496	162,763
Net penetration rate (1)	43.9%	43.5%	43.4%	42.7%
Weighted average contract rate	8.5%	7.6%	8.4%	7.7%
Weighted average credit score (2)	707	709	705	707
Weighted average loan-to-value (LTV) (3)	95.2%	95.2%	95.1%	95.0%
Weighted average term (in months)	66.0	65.8	66.0	65.8

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2018	2017	2018	2017
Total ending managed receivables	$12,214.1	$11,252.8	$12,214.1	$11,252.8
Total average managed receivables	$12,067.5	$11,112.0	$11,921.4	$10,970.8
Allowance for loan losses (1)	$138.1	$129.5	$138.1	$129.5
Allowance for loan losses as a percentage of ending managed receivables	1.13%	1.15%	1.13%	1.15%
Net credit losses on managed receivables	$36.2	$33.2	$61.4	$55.6
Annualized net credit losses as a percentage of total average managed receivables	1.20%	1.19%	1.03%	1.01%
Past due accounts as a percentage of ending managed receivables	3.43%	3.42%	3.43%	3.42%
Average recovery rate (2)	47.9%	45.7%	47.8%	46.7%

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

CAF income increased 1.6% in the second quarter of fiscal 2019 and 3.7% in the first half of the year. The increase reflected the net effects of an increase in average managed receivables, a slightly lower total interest margin percentage and an increase in the provision for loan losses. Average managed receivables grew 8.6% and 8.7% in the second quarter and the first half of fiscal 2019, respectively, driven primarily by the rise in CAF loan originations in recent years. The growth in net loan originations in both the second quarter and the first half of fiscal 2019 resulted from our used vehicle sales growth, an increase in average amount financed and an increase in CAF's penetration rate.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.7% in both the second quarter and the first half of fiscal 2019 from 5.8% in both corresponding prior year periods.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses increased to $40.0 million in the second quarter and $70.9 million in the first half of fiscal 2019 from $32.9 million and $61.5 million, respectively, in the corresponding prior year periods, as a result of the increase in average managed receivables noted above as well as fluctuations that are often experienced with determining our quarterly loss reserve. Annualized net credit losses as a percentage of total average managed receivables and past due accounts as a percentage of ending managed receivables were relatively flat in both the second quarter and first half of fiscal 2019 compared to the comparable prior year periods. The allowance for loan losses as a percentage of ending managed receivables remained relatively stable at 1.13% as of August 31, 2018, compared with 1.15% as of August 31, 2017, and 1.11% as of February 28, 2018. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $160.2 million and $147.5 million in CAF Tier 3 receivables were outstanding as of August 31, 2018 and February 28, 2018, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of August 31, 2018 and February 28, 2018, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2019 and between 13 and 16 stores in fiscal 2020. We currently estimate capital expenditures will total approximately $340 million in fiscal 2019.

We currently plan to open the following stores within 12 months from August 31, 2018. During this period, we will be entering ten new television markets and expanding our presence in five existing television markets. Of the 15 stores we plan to open during the 12 months ending August 31, 2019, 8 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Wilmington, North Carolina (1)	Wilmington (2)	Wilmington	Q3 Fiscal 2019
Lafayette, Louisiana (1)	Lafayette (2)	Lafayette	Q3 Fiscal 2019
Corpus Christi, Texas	Corpus Christi (2)	Corpus Christi	Q3 Fiscal 2019
Shreveport, Louisiana	Shreveport (2)	Shreveport	Q3 Fiscal 2019
Amherst, New York	Buffalo (2)	Buffalo	Q4 Fiscal 2019
Melbourne, Florida	Orlando/Daytona Beach	Palm Bay/Melbourne	Q4 Fiscal 2019
Montgomery, Alabama	Montgomery/Selma (2)	Montgomery	Q4 Fiscal 2019
Vancouver, Washington	Portland	Portland/Vancouver	Q4 Fiscal 2019
Kenner, Louisiana	New Orleans (2)	New Orleans	Q4 Fiscal 2019
Memphis, Tennessee	Memphis	Memphis	Q1 Fiscal 2020
Killeen, Texas	Waco/Temple (2)	Killeen/Temple	Q1 Fiscal 2020
Pharr, Texas	Harlingen/Brownsville/McAllen (2)	McAllen/Edinburg/Mission	Q1 Fiscal 2020
Pleasant Hill, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q2 Fiscal 2020
Lubbock, Texas	Lubbock (2)	Lubbock	Q2 Fiscal 2020
Scottsdale, Arizona	Phoenix	Phoenix/Mesa/Scottsdale	Q2 Fiscal 2020

(1)	Store opened subsequent to August 31, 2018 and prior to the filing of this Form 10-Q.

(2)	Represents new television market as of planned store opening date.

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

Operating Activities.  During the first six months of fiscal 2019, net cash provided by operating activities totaled $110.9 million, compared with $81.1 million in the prior year period.  The net cash provided by operating activities included increases in auto loan receivables of $675.6 million in the current year period and $637.7 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of August 31, 2018, total inventory was $2.36 billion, representing a decrease of $33.3 million, or 1.4%, compared with the balance as of the start of the fiscal year.  The decrease reflected the net effects of adding six new stores to our store base and the seasonal pattern of inventory levels. We typically build inventory in the latter portion of the fiscal year to better position ourselves for seasonal sales opportunities.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Six Months Ended August 31
(In millions)	2018	2017
Net cash provided by operating activities	$110.9	$81.1
Add: Net issuances of non-recourse notes payable (1)	607.5	561.1
Adjusted net cash provided by operating activities	$718.4	$642.2

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first six months of the current fiscal year increased compared with the prior year period primarily due to an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense, the provisions for loan losses and cancellation reserves, and the deferred income tax provision. This increase was partially offset by a decline in cash provided by working capital.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $174.9 million in fiscal 2019 compared with $156.0 million in fiscal 2018.  Capital expenditures were $171.1 million in the current year period versus $155.1 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2018, 117 of our 194 used car stores were located on owned sites and 77 were located on leased sites, including 21 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of the fiscal year, net cash provided by financing activities totaled $108.3 million in fiscal 2019 compared with $91.3 million in fiscal 2018.  Included in these amounts were net increases in total non-recourse notes payable of $607.5 million and $561.1 million, respectively, which were used to provide the financing for the majority of the increases of $675.6 million and $637.7 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first six months of fiscal 2019, we reduced net borrowings on our revolving credit facility with net repayments of $155.5 million compared with $137.0 million in the first six months of fiscal 2018. Net cash provided by financing activities was also impacted by stock repurchases of $381.3 million in the first six months of fiscal 2019 compared with $344.8 million in the first six months of fiscal 2018.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of August 31	As of February 28
(In thousands)	2018	2018
Borrowings under revolving credit facility	$45,296	$197,627
Other long-term debt	800,000	800,000
Finance and capital lease obligations	515,746	500,363
Non-recourse notes payable	12,252,143	11,644,615
Total debt (1)	$13,613,185	$13,142,605
Cash and cash equivalents	$37,147	$44,525

(1)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

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

Finance and capital lease obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting and, therefore, are accounted for as direct financings. Payments on the leases are recognized as interest expense and a reduction of the obligations. In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification.

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

As of August 31, 2018, $10.15 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable have scheduled maturities through April 2025, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first six months of fiscal 2019, we funded a total of $2.76 billion in asset-backed term funding transactions.

As of August 31, 2018, $2.11 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of August 31, 2018, the combined limit of our warehouse facilities was $3.14 billion, and the unused warehouse capacity totaled $1.03 billion.  Of the combined limit, $1.70 billion will expire in February 2019 and $1.30 billion will expire in August 2019. Subsequent to the end of the quarter, the limit on the remaining $140 million facility was increased to $150 million and the expiration date was extended from September 2018 to September 2019. See Note 9 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2018, a total of $750 million of board authorizations for repurchases were outstanding, with no expiration date.  At that date, $638.3 million remained available for repurchase. See Note 10 for more information on share repurchase activity.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, we announced that the board had authorized the repurchase of up to $2 billion of our common stock, expiring on December 31, 2016.  On June 28, 2016, we announced that the board had further authorized the repurchase of up to an additional $750 million of our common stock. At the same time, the board removed the expiration date of the outstanding repurchase authorizations. During the quarter ended August 31, 2018, the $2 billion authorization was exhausted. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2019.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2018	557,075	$72.97	557,075	$768,826,073
July 1 - 31, 2018	648,693	$76.04	648,693	$719,500,288
August 1 - 31, 2018	1,085,955	$74.79	1,085,955	$638,277,709
Total	2,291,723		2,291,723

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

October 5, 2018