Form 10-Q
period 2018-11-30
CARMAX INC
filed 2019-01-08
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2018
Common Stock, par value $0.50	170,087,134

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2018 and 2017	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2018 and 2017	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2018 and February 28, 2018	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2018 and 2017	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	37

	Item 1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 6.	Exhibits	38

SIGNATURES			39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2018	%(1)	2017	%(1)	2018	%(1)	2017	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$3,547,925	82.6	$3,425,540	83.4	$11,544,340	83.3	$10,963,113	84.1
Wholesale vehicle sales	603,584	14.1	552,754	13.5	1,849,225	13.3	1,653,911	12.7
Other sales and revenues	144,362	3.4	128,723	3.1	460,933	3.3	418,967	3.2
NET SALES AND OPERATING REVENUES	4,295,871	100.0	4,107,017	100.0	13,854,498	100.0	13,035,991	100.0
COST OF SALES:
Used vehicle cost of sales	3,177,953	74.0	3,061,193	74.5	10,305,945	74.4	9,761,690	74.9
Wholesale vehicle cost of sales	498,840	11.6	459,153	11.2	1,518,698	11.0	1,355,361	10.4
Other cost of sales	49,841	1.2	47,483	1.2	148,642	1.1	126,809	1.0
TOTAL COST OF SALES	3,726,634	86.7	3,567,829	86.9	11,973,285	86.4	11,243,860	86.3
GROSS PROFIT	569,237	13.3	539,188	13.1	1,881,213	13.6	1,792,131	13.7
CARMAX AUTO FINANCE INCOME	109,725	2.6	102,810	2.5	334,985	2.4	320,109	2.5
Selling, general and administrative expenses	409,520	9.5	399,672	9.7	1,301,308	9.4	1,208,237	9.3
Interest expense	18,814	0.4	17,405	0.4	54,816	0.4	51,079	0.4
Other expense (income)	2,820	0.1	(279)	—	3,097	—	(561)	—
Earnings before income taxes	247,808	5.8	225,200	5.5	856,977	6.2	853,485	6.5
Income tax provision	57,497	1.3	76,360	1.9	207,120	1.5	311,519	2.4
NET EARNINGS	$190,311	4.4	$148,840	3.6	$649,857	4.7	$541,966	4.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	173,816		181,888		176,088		183,324
Diluted	175,321		184,033		177,656		185,201
NET EARNINGS PER SHARE:
Basic	$1.09		$0.82		$3.69		$2.96
Diluted	$1.09		$0.81		$3.66		$2.93

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2018	2017	2018	2017
NET EARNINGS	$190,311	$148,840	$649,857	$541,966
Other comprehensive income, net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	370	277	1,109	826
Net change in cash flow hedge unrecognized gains	(72)	8,046	(934)	4,425
Other comprehensive income, net of taxes	298	8,323	175	5,251
TOTAL COMPREHENSIVE INCOME	$190,609	$157,163	$650,032	$547,217

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,049	$44,525
Restricted cash from collections on auto loan receivables	426,613	399,442
Accounts receivable, net	111,156	133,321
Inventory	2,424,700	2,390,694
Other current assets	59,901	93,462
TOTAL CURRENT ASSETS	3,057,419	3,061,444
Auto loan receivables, net	12,299,270	11,535,704
Property and equipment, net of accumulated depreciation of $1,263,168 and $1,164,249 as of November 30, 2018 and February 28, 2018, respectively	2,800,051	2,667,061
Deferred income taxes	57,893	63,256
Other assets	182,179	158,807
TOTAL ASSETS	$18,396,812	$17,486,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$558,324	$529,733
Accrued expenses and other current liabilities	280,104	278,771
Accrued income taxes	1,634	—
Short-term debt	436	127
Current portion of finance and capital lease obligations	11,092	9,994
Current portion of non-recourse notes payable	373,283	355,433
TOTAL CURRENT LIABILITIES	1,224,873	1,174,058
Long-term debt, excluding current portion	992,091	995,479
Finance and capital lease obligations, excluding current portion	504,776	490,369
Non-recourse notes payable, excluding current portion	11,997,315	11,266,964
Other liabilities	242,644	242,553
TOTAL LIABILITIES	14,961,699	14,169,423

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 171,785,396 and 179,747,894 shares issued and outstanding as of November 30, 2018 and February 28, 2018, respectively	85,893	89,874
Capital in excess of par value	1,255,966	1,234,047
Accumulated other comprehensive loss	(54,137)	(54,312)
Retained earnings	2,147,391	2,047,240
TOTAL SHAREHOLDERS’ EQUITY	3,435,113	3,316,849
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,396,812	$17,486,272

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net earnings	$649,857	$541,966
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	135,609	133,175
Share-based compensation expense	61,403	52,363
Provision for loan losses	111,703	98,982
Provision for cancellation reserves	54,952	50,850
Deferred income tax provision	909	14,384
Other	4,104	1,223
Net decrease (increase) in:
Accounts receivable, net	22,165	56,547
Inventory	(34,006)	(179,988)
Other current assets	40,952	(5,422)
Auto loan receivables, net	(875,269)	(879,731)
Other assets	(6,734)	(348)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	22,236	(9,373)
Other liabilities	(73,251)	(67,750)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	114,630	(193,122)
INVESTING ACTIVITIES:
Capital expenditures	(243,311)	(227,559)
Proceeds from disposal of property and equipment	680	96
Purchases of investments	(5,470)	(6,612)
Sales of investments	1,104	466
NET CASH USED IN INVESTING ACTIVITIES	(246,997)	(233,609)
FINANCING ACTIVITIES:
Increase in short-term debt, net	309	531
Proceeds from issuances of long-term debt	2,758,000	2,996,700
Payments on long-term debt	(2,761,700)	(2,906,700)
Cash paid for debt issuance costs	(12,329)	(11,524)
Payments on finance and capital lease obligations	(7,247)	(6,704)
Issuances of non-recourse notes payable	8,183,502	7,720,963
Payments on non-recourse notes payable	(7,435,128)	(6,976,360)
Repurchase and retirement of common stock	(633,170)	(454,960)
Equity issuances	54,580	66,549
NET CASH PROVIDED BY FINANCING ACTIVITIES	146,817	428,495
Increase in cash, cash equivalents and restricted cash	14,450	1,764
Cash, cash equivalents and restricted cash at beginning of year	554,898	523,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$569,348	$525,629

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$35,049	$26,287
Restricted cash from collections on auto loan receivables	426,613	388,945
Restricted cash included in other assets	107,686	110,397
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$569,348	$525,629

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

In connection with our adoption of FASB ASU 2016-18 during the current fiscal year, restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of period total amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current period's presentation, resulting in a decrease in cash used in investing activities of $13.9 million for the nine months ended November 30, 2017.

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

We expect to record a $400 million to $430 million increase in both assets and liabilities on our opening consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities as of March 1, 2019. This estimate is based on our lease portfolio as of February 28, 2018, and it does not include the potential impacts of remeasurement due to changes in our assessment of the lease term subsequent to our adoption of the standard, which could be material. The ultimate impact of adopting this pronouncement will depend on our lease portfolio and other factors as of the transition date. We do not expect this standard to have a material impact on our sale-leaseback transactions currently accounted for as direct financings, and we believe most of our leases will maintain their current lease classification under the new standard. As a result, we do not expect the new standard to have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. We are in the process of implementing new business processes, systems and internal controls in preparation of adopting the new standard.

In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent ASU issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020. We are currently evaluating the effect on our consolidated financial statements, as well as the impacts on our business processes, systems and internal controls, and expect that the standard will have a material impact on our calculation of the allowance for loan losses.

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-15) related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to early adopt this pronouncement for our fiscal year beginning March 1, 2019 using the prospective approach. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-16) to permit the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. For entities that have not already adopted ASU 2017-12 (Derivatives and Hedging), the amendments in this pronouncement are required to be adopted concurrently with the amendments in ASU 2017-12. We plan to adopt ASU 2018-16 for our fiscal year beginning March 1, 2019, concurrently with the adoption of ASU 2017-12, and we do not expect it to have a material effect on our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-17) related to related party guidance for variable interest entities. The amendments in this pronouncement are effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020, and we do not expect it to have a material effect on our consolidated financial statements.

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

On March 1, 2018, we adopted FASB ASU 2014-09 related to revenue recognition using the modified retrospective transition method for all contracts. In connection with the adoption of this standard, we recorded a net after-tax cumulative-effect adjustment to increase beginning retained earnings by $12.9 million to recognize profit-sharing revenues on ESP contracts sold on or before February 28, 2018, with corresponding adjustments to other assets and deferred income taxes. The adoption also resulted in $8.4 million recorded in other sales and revenues on our consolidated statement of earnings for the nine months ended November 30,

2018, relating to additional profit-sharing revenues to which we expect to be entitled. During the three months ended November 30, 2018, no additional profit-sharing revenues were recorded. Lastly, the adoption resulted in a $15.7 million increase to other current assets and accrued expenses and other current liabilities as of November 30, 2018 related to estimated vehicle sales returns, which were previously shown on a net basis.

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2018	2017	2018	2017
Used vehicle sales	$3,547.9	$3,425.5	$11,544.3	$10,963.1
Wholesale vehicle sales	603.6	552.8	1,849.2	1,653.9
Other sales and revenues:
Extended protection plan revenues	85.6	77.1	284.2	254.5
Third-party finance fees, net	(8.4)	(12.8)	(32.5)	(35.8)
Service revenues	32.4	32.3	105.1	100.5
Other	34.8	32.1	104.1	99.8
Total other sales and revenues	144.4	128.7	460.9	419.0
Total net sales and operating revenues	$4,295.9	$4,107.0	$13,854.5	$13,036.0

Used Vehicle Sales. We sell used vehicles at our retail stores, and revenue from the sale of these vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with at least a 30-day limited warranty. These warranties are deemed assurance-type warranties and accounted for as warranty obligations. See Note 14 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in the ESP transaction price to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of November 30, 2018, we have recognized a long-term contract asset of

$25.7 million related to cumulative profit-sharing payments to which we expect to be entitled, which is included in other assets on our consolidated balance sheets.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$247.8	8.0	$217.1	7.6	$722.3	8.0	$637.4	7.7
Interest expense	(75.3)	(2.4)	(55.4)	(2.0)	(208.2)	(2.3)	(156.6)	(1.9)
Total interest margin	172.5	5.6	161.7	5.7	514.1	5.7	480.8	5.8
Provision for loan losses	(40.8)	(1.3)	(37.5)	(1.3)	(111.7)	(1.2)	(99.0)	(1.2)
Total interest margin after provision for loan losses	131.7	4.3	124.2	4.4	402.4	4.5	381.8	4.6

Total other expense	(0.1)	—	—	—	(0.4)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(9.4)	(0.3)	(8.9)	(0.3)	(28.6)	(0.3)	(26.2)	(0.3)
Other direct expenses	(12.5)	(0.4)	(12.5)	(0.4)	(38.4)	(0.4)	(35.5)	(0.4)
Total direct expenses	(21.9)	(0.7)	(21.4)	(0.8)	(67.0)	(0.7)	(61.7)	(0.7)
CarMax Auto Finance income	$109.7	3.6	$102.8	3.6	$335.0	3.7	$320.1	3.9

Total average managed receivables	$12,321.0		$11,365.6		$12,054.6		$11,102.4

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $12.39 billion as of November 30, 2018 and $11.64 billion as of February 28, 2018. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2018	2018
Asset-backed term funding	$10,026.7	$9,455.2
Warehouse facilities	1,993.0	1,834.0
Overcollateralization (1)	277.5	269.4
Other managed receivables (2)	80.0	60.3
Total ending managed receivables	12,377.2	11,618.9
Accrued interest and fees	52.2	43.2
Other	8.2	2.2
Less allowance for loan losses	(138.3)	(128.6)
Auto loan receivables, net	$12,299.3	$11,535.7

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2018 (1)	% (2)	2018 (1)	% (2)
A	$6,142.6	49.6	$5,725.1	49.3
B	4,432.0	35.8	4,133.8	35.6
C and other	1,802.6	14.6	1,760.0	15.1
Total ending managed receivables	$12,377.2	100.0	$11,618.9	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Balance as of beginning of period	$138.1	1.13	$129.5	1.15	$128.6	1.11	$123.6	1.16
Charge-offs	(74.3)		(68.8)		(198.1)		(183.3)
Recoveries	33.7		29.5		96.1		88.4
Provision for loan losses	40.8		37.5		111.7		99.0
Balance as of end of period	$138.3	1.12	$127.7	1.11	$138.3	1.12	$127.7	1.11

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2018	% (1)	2018	% (1)
Total ending managed receivables	$12,377.2	100.0	$11,618.9	100.0
Delinquent loans:
31-60 days past due	$298.1	2.4	$246.6	2.1
61-90 days past due	134.7	1.1	116.9	1.0
Greater than 90 days past due	34.1	0.3	29.7	0.3
Total past due	$466.9	3.8	$393.2	3.4

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $7.2 million will be reclassified in AOCL as an increase to CAF income.

As of November 30, 2018 and February 28, 2018, we had interest rate swaps outstanding with a combined notional amount of $2.30 billion and $2.16 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$345,807	$—	$345,807
Mutual fund investments	19,116	—	19,116
Derivative instruments	—	3,624	3,624
Total assets at fair value	$364,923	$3,624	$368,547

Percent of total assets at fair value	99.0%	1.0%	100.0%
Percent of total assets	2.0%	—%	2.0%

Liabilities:
Derivative instruments	$—	$(1,917)	$(1,917)
Total liabilities at fair value	$—	$(1,917)	$(1,917)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$276,894	$—	$276,894
Mutual fund investments	19,429	—	19,429
Derivative instruments	—	12,127	12,127
Total assets at fair value	$296,323	$12,127	$308,450

Percent of total assets at fair value	96.1%	3.9%	100.0%
Percent of total assets	1.7%	0.1%	1.8%

Liabilities:
Derivative instruments	$—	$(99)	$(99)
Total liabilities at fair value	$—	$(99)	$(99)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three and nine months ended November 30, 2018. As of November 30, 2018 and February 28, 2018, we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2018 and February 28, 2018, respectively, are as follows:

(In thousands)	As of November 30, 2018	As of February 28, 2018
Carrying value	$500,000	$500,000
Fair value	$478,836	$492,163

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2018	2017	2018	2017
Balance as of beginning of period	$110.6	$109.8	$105.2	$108.2
Cancellations	(17.2)	(16.9)	(50.5)	(49.8)
Provision for future cancellations	16.3	16.3	55.0	50.8
Balance as of end of period	$109.7	$109.2	$109.7	$109.2

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2018 and February 28, 2018, the current portion of cancellation reserves was $58.2 million and $56.0 million, respectively.

8.    Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the company made a reasonable estimate of the impacts of the 2017 Tax Act and recorded this estimate in its results for the year ended February 28, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the company’s accounting for the impacts of the 2017 Tax Act. As of November 30, 2018, our analysis under SAB 118 is complete and resulted in no material adjustments to the provisional amounts recorded as of February 28, 2018.

We had $31.9 million of gross unrecognized tax benefits as of November 30, 2018, and $28.7 million as of February 28, 2018.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2018.

9.    Debt

	As of November 30	As of February 28
(In thousands)	2018	2018
Revolving credit facility	$194,236	$197,627
Term loan	300,000	300,000
3.86% Senior notes due 2023	100,000	100,000
4.17% Senior notes due 2026	200,000	200,000
4.27% Senior notes due 2028	200,000	200,000
Finance and capital lease obligations	515,868	500,363
Non-recourse notes payable	12,392,989	11,644,615
Total debt	13,903,093	13,142,605
Less: current portion	(384,811)	(365,554)
Less: unamortized debt issuance costs	(24,100)	(24,239)
Long-term debt, net	$13,494,182	$12,752,812

Revolving Credit Facility.    We have a $1.20 billion unsecured revolving credit facility (the “credit facility”) with various financial institutions that expires in August 2020. Borrowings under the credit facility are available for working capital and general corporate purposes.  Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing, and we pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of November 30, 2018, the unused capacity of $1.01 billion was fully available to us.

Term Loan.    We have a $300 million unsecured term loan that expires in August 2020.  The term loan accrues interest at variable rates based on the LIBOR rate, the federal funds rate, or the prime rate, and interest is payable monthly.  As of November 30, 2018, $300 million remained outstanding and is classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes. We have senior unsecured notes with outstanding principal totaling $500 million as of November 30, 2018, which are due in 2023, 2026 and 2028. These notes are classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes. Interest on the notes is payable semi-annually.

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

As of November 30, 2018, $10.40 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable accrue interest predominantly at fixed rates and have scheduled maturities through April 2025, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

As of November 30, 2018, $1.99 billion of non-recourse notes payable was outstanding related to our warehouse facilities. As of November 30, 2018, the combined limit of our warehouse facilities was $3.25 billion, and the unused warehouse capacity totaled $1.26 billion.  Of the combined limit, $1.70 billion will expire in February 2019, $1.40 billion will expire in August 2019 and $150 million will expire in September 2019. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loan receivables.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2018 and 2017, we capitalized interest of $4.8 million and $5.8 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain of the sale-leaseback transactions.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2018, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
On October 23, 2018, the board authorized the repurchase of up to an additional $2 billion of our common stock. As of November 30, 2018, a total of $2.75 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.38 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2018	2017	2018	2017
Number of shares repurchased (in thousands)	3,657.8	1,488.4	9,257.1	6,976.2
Average cost per share	$69.52	$72.02	$68.36	$63.90
Available for repurchase, as of end of period (in millions)	$2,384.0	$1,144.6	$2,384.0	$1,144.6

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2018	2017	2018	2017
Cost of sales	$(343)	$963	$2,551	$2,266
CarMax Auto Finance income	596	895	3,030	2,563
Selling, general and administrative expenses	7,275	14,255	57,027	48,664
Share-based compensation expense, before income taxes	$7,528	$16,113	$62,608	$53,493

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2018	2017	2018	2017
Nonqualified stock options	$6,230	$5,125	$23,838	$21,411
Cash-settled restricted stock units (RSUs)	(2,485)	8,450	25,409	21,353
Stock-settled market stock units (MSUs)	2,681	2,135	9,960	8,299
Other share-based incentives:
Stock-settled performance stock units (PSUs)	317	59	1,043	549
Restricted stock (RSAs)	—	9	433	751
Stock-settled deferred stock units (DSUs)	426	—	720	—
Employee stock purchase plan	359	335	1,205	1,130
Total other share-based incentives	$1,102	$403	$3,401	$2,430
Share-based compensation expense, before income taxes	$7,528	$16,113	$62,608	$53,493

(C) Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2018
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2018	7,762	419	271	1,460
Granted	1,745	206	23	630
Exercised or vested and converted	(1,225)	(95)	(93)	(341)
Cancelled	(312)	(16)	(39)	(116)
Outstanding as of November 30, 2018	7,970	514	162	1,633

Weighted average grant date fair value per share/unit:

Granted	$18.75	$82.09	$73.22	$63.07
Ending outstanding	$16.53	$74.31	$57.45	$58.01

	As of November 30, 2018
Unrecognized compensation (in millions)	$43.8	$16.1	$2.3

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2018	2017	2018	2017
Net earnings	$190,311	$148,840	$649,857	$541,966

Weighted average common shares outstanding	173,816	181,888	176,088	183,324
Dilutive potential common shares:
Stock options	1,109	1,659	1,165	1,444
Stock-settled stock units and awards	396	486	403	433
Weighted average common shares and dilutive potential common shares	175,321	184,033	177,656	185,201

Basic net earnings per share	$1.09	$0.82	$3.69	$2.96
Diluted net earnings per share	$1.09	$0.81	$3.66	$2.93

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2018 and 2017, options to purchase 2,808,555 shares and 2,712,724 shares of common stock, respectively, were not included. For the nine months ended November 30, 2018 and 2017, options to purchase 3,904,738 shares and 2,900,093 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net		Accumulated
	Unrecognized	Net	Other
	Actuarial	Unrecognized	Comprehensive
(In thousands, net of income taxes)	Losses	Hedge Gains	Loss
Balance as of February 28, 2018	$(68,497)	$14,185	$(54,312)
Other comprehensive income before reclassifications	—	2,788	2,788
Amounts reclassified from accumulated other comprehensive loss	1,109	(3,722)	(2,613)
Other comprehensive income (loss)	1,109	(934)	175
Balance as of November 30, 2018	$(67,388)	$13,251	$(54,137)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2018	2017	2018	2017
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$206	$189	$611	$561
CarMax Auto Finance income	13	12	38	34
Selling, general and administrative expenses	268	253	812	766
Total amortization reclassifications recognized in net pension expense	487	454	1,461	1,361
Tax expense	(117)	(177)	(352)	(535)
Amortization reclassifications recognized in net pension expense, net of tax	370	277	1,109	826
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	370	277	1,109	826

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	1,986	12,361	3,786	4,423
Tax expense	(523)	(4,865)	(998)	(1,740)
Effective portion of changes in fair value, net of tax	1,463	7,496	2,788	2,683
Reclassifications to CarMax Auto Finance income	(2,084)	906	(5,054)	2,871
Tax benefit (expense)	549	(356)	1,332	(1,129)
Reclassification of hedge (gains) losses, net of tax	(1,535)	550	(3,722)	1,742
Net change in cash flow hedge unrecognized gains, net of tax	(72)	8,046	(934)	4,425
Total other comprehensive income, net of tax	$298	$8,323	$175	$5,251

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $16.5 million as of November 30, 2018 and $16.6 million as of February 28, 2018.

13.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2018	2017
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(1,847)	$(3,096)
Increase in finance and capital lease obligations	$21,854	$10,245

14.    Contingent Liabilities

Litigation.  CarMax entities are defendants in five proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On September 7, 2016, James Rowland v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. The Rowland lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees.  On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et. al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On November 21, 2018, Derek Mcelhannon et al v. CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in Superior Court of California, County of Alameda. The Mcelhannon lawsuit seeks unspecified damages, restitution, statutory and/or civil penalties, interest, cost and attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

On April 25, 2017 and October 11, 2018, the company met with representatives from multiple California municipality district attorney offices as part of an informal inquiry by those offices into the handling, storage and disposal of certain types of hazardous waste at our store locations in those municipalities. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $6.4 million as of November 30, 2018, and $6.1 million as of February 28, 2018, and is included in accrued expenses and other current liabilities.

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

As of November 30, 2018, we operated 198 used car stores in 97 U.S. television markets.  As of that date, we also conducted wholesale auctions at 75 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.6% of our retail used vehicle unit sales in the first nine months of fiscal 2019.  As of November 30, 2018, CAF serviced approximately 953,000 customer accounts in its $12.38 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability -- Three and Nine Months Ended November 30, 2018
During the third quarter of fiscal 2019, net sales and operating revenues increased 4.6% and net earnings increased 27.9%. The increase in net earnings was due to the combination of a 10% increase in earnings before income taxes and a decrease in the effective income tax rate to 23.2% in the third quarter of fiscal 2019 from 33.9% in the third quarter of fiscal 2018, reflecting the effect of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The 34.6% increase in net earnings per share reflected the increase in net earnings and the effect of our ongoing share repurchase program.

Our primary source of revenue and net earnings is the retail sale of used vehicles.  During the third quarter of fiscal 2019, we sold 173,476 used vehicles, representing 82.6% of our net sales and operating revenues and 65.0% of our gross profit.  Compared with the prior year period, used vehicle revenues grew 3.6% and used vehicle gross profits improved 1.5%. Total used unit sales increased 2.3%, while comparable store used unit sales decreased 1.2%.

Wholesale sales are also a significant contributor to our revenues and net earnings.  During the third quarter of fiscal 2019, we sold 110,403 wholesale vehicles, representing 14.1% of our net sales and operating revenues and 18.4% of our gross profit.  Compared with the prior year period, wholesale vehicle revenues grew 9.2% and wholesale vehicle gross profits increased 11.9%, primarily due to a 10.0% increase in unit sales.

During the third quarter of fiscal 2019, other sales and revenues, which include revenues earned on the sale of EPP products, net third-party finance fees and service department and new vehicle sales, represented 3.4% of our net sales and operating revenues and 16.6% of our gross profit. Compared with the prior year period, other sales and revenues increased 12.1% and other gross profit rose 16.4%, primarily reflecting improvements in EPP revenues and net third-party finance fees.

Income from our CAF segment totaled $109.7 million in the third quarter of fiscal 2019, up 6.7% compared with the prior year period.  The increase in CAF income reflected the net effects of an increase in average managed receivables and a slightly lower total interest margin percentage.

Selling, general and administrative (“SG&A”) expenses increased 2.5% to $409.5 million, primarily reflecting an increase in spending to advance our technology platforms and support strategic initiatives as well as the 11% increase in our store base since the beginning of the third quarter of fiscal 2018, partially offset by a decrease in share-based compensation expense.

The effective income tax rate declined to 23.2% in the third quarter of fiscal 2019 from 33.9% in the third quarter of fiscal 2018, primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

During the first nine months of fiscal 2019, net sales and operating revenues increased 6.3%, net earnings increased 19.9% and net earnings per share increased 24.9%.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first nine months of fiscal 2019, net cash provided by operations totaled $114.6 million. This amount, combined with $748.4 million of net issuances of non-recourse notes payable, resulted in $863.0 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the 9.3 million common shares repurchased under our share repurchase program and our store growth.

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

Future Outlook
Our long-term strategy is to complete the rollout of our retail concept, including our new omni-channel experience, and to increase our share of used vehicle unit sales in each of the markets in which we operate. Our new omni-channel experience empowers customers to buy a car on their own terms, either completely from home, in-store, or through a seamlessly integrated combination of online and in-store experiences. We believe that, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.
As of November 30, 2018, we had used car stores located in 97 U.S. television markets, which covered approximately 74% of the U.S. population.  Completing our rollout requires a disciplined approach to opening stores in new markets and expanding our presence in existing markets. The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2019, we opened 10 stores, and during the remainder of the fiscal year, we plan to open 5 stores.  In fiscal 2020, we plan to open between 13 and 16 stores.   For a detailed list of stores we plan to open in the 12 months following November 30, 2018, see the table included in “PLANNED FUTURE ACTIVITIES.”

In calendar 2017, we estimate we sold approximately 4.6% of the age 0- to 10-year old vehicles sold in the television markets in which we operate. In addition to opening new stores, our strategy to increase our share of each of these markets includes continuing to focus on:

•	Delivering a new customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.

•	Hiring and developing an engaged and skilled workforce.

•	Improving efficiency in our stores and our logistics operations to drive out waste.

•	Leveraging data and advanced analytics to continuously improve our processes and systems.

We are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and test new customer experiences, such as finance pre-approval, home delivery, online appraisal and express pick-up. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. Ultimately, our goal is to create an omni-channel experience that enables customers to seamlessly move across the online and in-store experience with ease. In December 2018, we launched our new omni-channel car buying experience in the Atlanta market, which will help us learn how to best operationalize all our offerings and scale them across the entire organization. We anticipate having the new omni-channel experience available to the majority of our customers by February 2020.

While there are incremental costs and inefficiencies in the near term related to strategic initiatives, we have also identified potential cost savings through process changes and other improvements that can help offset these expenses over time. While in any individual period conditions may vary, over the long term, we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. In the near term, while we continue to invest in these strategic initiatives, we believe the SG&A leverage point is likely at the higher end of this range.

While we execute our long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. A significant portion of our used vehicle inventory is sourced from local, regional and online wholesale auto auctions. Wholesale vehicle prices are influenced by a variety of factors, including the supply of vehicles available at auction relative to dealer demand. Industry sources predict that there will be a continued influx in off-lease vehicles in coming years, which has and could continue to increase the volume of late-model vehicles available at auction relative to dealer demand. While conditions in any one quarter may vary, this could impact wholesale auction prices, our vehicle acquisition costs and CAF recovery rates.

The federal statutory tax rate associated with the 2017 Tax Act, which was enacted in our fourth quarter of fiscal 2018, is expected to continue to benefit our financial results and cash flows. We are using a portion of those benefits to invest in our associates and business, including our digital and technology capabilities. After these investments, we believe the majority of the benefit from the lower tax rate will impact our net earnings.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2018	2017	Change	2018	2017	Change
Used vehicle sales	$3,547.9	$3,425.5	3.6%	$11,544.3	$10,963.1	5.3%
Wholesale vehicle sales	603.6	552.8	9.2%	1,849.2	1,653.9	11.8%
Other sales and revenues:
Extended protection plan revenues	85.6	77.1	11.1%	284.2	254.5	11.7%
Third-party finance fees, net	(8.4)	(12.8)	34.7%	(32.5)	(35.8)	9.2%
Other	67.2	64.4	4.1%	209.2	200.3	4.5%
Total other sales and revenues	144.4	128.7	12.1%	460.9	419.0	10.0%
Total net sales and operating revenues	$4,295.9	$4,107.0	4.6%	$13,854.5	$13,036.0	6.3%

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2018	2017	Change	2018	2017	Change
Used vehicles	173,476	169,648	2.3%	568,754	550,940	3.2%
Wholesale vehicles	110,403	100,332	10.0%	344,604	309,283	11.4%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2018	2017	Change	2018	2017	Change
Used vehicles	$20,273	$20,008	1.3%	$20,109	$19,705	2.1%
Wholesale vehicles	$5,214	$5,268	(1.0)%	$5,120	$5,110	0.2%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2018	2017	2018	2017
Used vehicle units	(1.2)%	2.7%	(0.5)%	5.5%
Used vehicle revenues	0.1%	5.3%	1.5%	5.8%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2018	2017	2018	2017
Used vehicle units	2.3%	8.2%	3.2%	11.2%
Used vehicle revenues	3.6%	10.8%	5.3%	11.6%

Wholesale vehicle units	10.0%	9.1%	11.4%	2.9%
Wholesale vehicle revenues	9.2%	13.2%	11.8%	2.3%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2018	2017	2018	2017
CAF (2)	49.1%	49.2%	48.9%	48.5%
Tier 2 (3)	18.3%	15.4%	17.4%	16.9%
Tier 3 (4)	9.3%	10.8%	9.7%	10.1%
Other (5)	23.3%	24.6%	24.0%	24.5%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2018	2017	2018	2017
Used car stores, beginning of period	194	179	188	173
Store openings	4	5	10	11
Used car stores, end of period	198	184	198	184

During the first nine months of fiscal 2019, we opened ten stores, including six stores in new television markets (one store each in Greenville, NC; Macon, GA; Wilmington, NC; Lafayette, LA; Corpus Christi, TX; and Shreveport, LA) and four stores in existing television markets (one store each in Dallas, TX; Miami, FL; Albuquerque, NM; and Oklahoma City, OK).

Used Vehicle Sales.  The 3.6% increase in used vehicle revenues in the third quarter of fiscal 2019 was due to a 2.3% increase in used unit sales, as well as a 1.3% increase in average retail selling price. The increase in used units included sales from newer stores not yet included in the comparable store base, partially offset by the 1.2% decrease in comparable store used unit sales. The comparable store used unit sales performance primarily reflected lower store traffic, partially offset by improved conversion. Website traffic grew 17%. We believe that solid performance of our store teams and the impacts of our digital initiatives contributed to our continued improvements in conversion. In the prior year's third quarter, our six Houston-area stores drove comparable store used unit sales growth in the wake of Hurricane Harvey; excluding these stores from the calculation, our current quarter comparable store used unit sales would have grown by 2.3%.

The 5.3% increase in used vehicle revenues in the first nine months of fiscal 2019 was primarily due to a 3.2% increase in used unit sales, as well as a 2.1% increase in average retail selling price. Increases in used units from newer stores not yet included in the comparable store base were partially offset by the 0.5% decrease in comparable store used unit sales. The comparable store used unit sales performance primarily reflected lower store traffic, partially offset by improved conversion. Website traffic for the first nine months of fiscal 2019 grew 17%.

The increase in average retail selling price reflected the net effects of higher vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. We believe vehicle acquisition costs remained high in the third quarter and first nine months of fiscal 2019 as the industry continued to experience a lower than normal depreciation environment.

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

The 9.2% increase in wholesale vehicle revenues in the third quarter of fiscal 2019 was due to a 10.0% increase in unit sales. The wholesale unit growth was primarily driven by growth in our store base, an increase in our appraisal buy rate and a modest increase in comparable store appraisal traffic.

The 11.8% increase in wholesale vehicle revenues in the first nine months of fiscal 2019 was primarily due to an 11.4% increase in unit sales. The wholesale unit growth reflected an increase in our appraisal buy rate, growth in our store base and an increase in comparable store appraisal traffic.

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

Other sales and revenues increased 12.1% in the third quarter of fiscal 2019. EPP revenues increased 11.1%, primarily reflecting cost decreases from plan providers. Net third-party finance fees improved $4.4 million, reflecting shifts in our sales mix by finance channel, including an increase in our Tier 2 and a decrease in our Tier 3 sales.

Other sales and revenues increased 10.0% in the first nine months of fiscal 2019, primarily due to higher EPP revenues. EPP revenues increased 11.7%, reflecting cost decreases from plan providers, as well as an $8.4 million benefit associated with the recognition of profit sharing revenue related to ESPs, and the increase in our retail unit volume. The recognition of profit sharing revenue resulted from our adoption of the new revenue recognition accounting standard in the first quarter of fiscal 2019. See Note 2 for additional information on revenue related to ESPs.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2018	2017	Change	2018	2017	Change
Used vehicle gross profit	$370.0	$364.3	1.5%	$1,238.4	$1,201.4	3.1%
Wholesale vehicle gross profit	104.7	93.6	11.9%	330.5	298.5	10.7%
Other gross profit	94.5	81.3	16.4%	312.3	292.2	6.9%
Total	$569.2	$539.2	5.6%	$1,881.2	$1,792.1	5.0%

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2018		2017		2018		2017
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,133	10.4	$2,148	10.6	$2,177	10.7	$2,181	11.0
Wholesale vehicle gross profit	$949	17.4	$933	16.9	$959	17.9	$965	18.1
Other gross profit	$545	65.5	$479	63.1	$549	67.8	$530	69.7
Total gross profit	$3,281	13.3	$3,178	13.1	$3,308	13.6	$3,253	13.7

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 1.5% in the third quarter of fiscal 2019 and 3.1% in the first nine months of fiscal 2019, driven by the 2.3% and 3.2% growth in total used unit sales, respectively. Our used vehicle gross profit per unit was similar to the corresponding prior year periods. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

In the third quarter of fiscal 2019, wholesale vehicle gross profit increased 11.9%, driven by the 10.0% increase in wholesale unit sales. For the first nine months of fiscal 2019, wholesale vehicle gross profit increased 10.7%, driven by the 11.4% increase in wholesale unit sales. Our wholesale gross profit per unit was largely consistent with the corresponding prior year periods.

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

Other gross profit rose 16.4% in the third quarter of fiscal 2019, primarily reflecting the changes in other sales and revenues discussed above.

Other gross profit rose 6.9% in the first nine months of fiscal 2019, primarily reflecting the changes in other sales and revenues discussed above, partially offset by a $13.4 million decrease in service profits. Service profits were affected by the reduced leverage of service department costs in the first nine months of fiscal 2019.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2018	2017	Change	2018	2017	Change
Compensation and benefits (1)	$204.5	$209.8	(2.5)%	$684.8	$650.4	5.3%
Store occupancy costs	90.3	86.0	5.0%	268.9	250.9	7.2%
Advertising expense	37.4	36.5	2.2%	122.5	114.3	7.2%
Other overhead costs (2)	77.3	67.4	14.8%	225.1	192.6	16.8%
Total SG&A expenses	$409.5	$399.7	2.5%	$1,301.3	$1,208.2	7.7%
SG&A per used vehicle unit (3)	$2,361	$2,356	$5	$2,288	$2,193	$95

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 2.5% in the third quarter of fiscal 2019. The increase included continued spending to advance our technology platforms supporting our core and omni-channel strategic initiatives, and the 11% growth in our store base since the beginning of last year’s third quarter (representing the addition of 19 stores). These increases were partially offset by a $7.0 million decrease in share-based compensation expense. The decrease in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

SG&A expenses increased 7.7% in the first nine months of fiscal 2019. The increase primarily reflected the 14% growth in our store base since the beginning of fiscal 2018 (representing the addition of 25 stores), increased spending to advance our technology platforms and support strategic initiatives as noted above, and an $8.4 million increase in share-based compensation expense.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt and finance and capital lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $18.8 million and $54.8 million in the third quarter and first nine months of fiscal 2019, respectively, from $17.4 million and $51.1 million in the corresponding prior year periods, respectively. The increase primarily reflected higher interest rates in both the third quarter and first nine months of fiscal 2019.

Income Taxes.  The effective income tax rate was 23.2% in the third quarter of fiscal 2019 and 24.2% in the first nine months of fiscal 2019 versus 33.9% in the third quarter of fiscal 2018 and 36.5% in the first nine months of fiscal 2018. The decrease is primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$247.8	8.0	$217.1	7.6	$722.3	8.0	$637.4	7.7
Interest expense	(75.3)	(2.4)	(55.4)	(2.0)	(208.2)	(2.3)	(156.6)	(1.9)
Total interest margin	$172.5	5.6	$161.7	5.7	$514.1	5.7	$480.8	5.8
Provision for loan losses	$(40.8)	(1.3)	$(37.5)	(1.3)	$(111.7)	(1.2)	$(99.0)	(1.2)
CarMax Auto Finance income	$109.7	3.6	$102.8	3.6	$335.0	3.7	$320.1	3.9

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2018	2017	2018	2017
Net loans originated (in millions)	$1,503.7	$1,454.5	$4,847.6	$4,542.8
Vehicle units financed	76,460	74,914	247,956	237,677
Net penetration rate (1)	44.1%	44.2%	43.6%	43.1%
Weighted average contract rate	8.5%	7.7%	8.5%	7.7%
Weighted average credit score (2)	709	708	706	707
Weighted average loan-to-value (LTV) (3)	94.6%	95.1%	94.9%	95.0%
Weighted average term (in months)	66.0	65.8	66.0	65.8

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2018	2017	2018	2017
Total ending managed receivables	$12,377.2	$11,455.6	$12,377.2	$11,455.6
Total average managed receivables	$12,321.0	$11,365.6	$12,054.6	$11,102.4
Allowance for loan losses (1)	$138.3	$127.7	$138.3	$127.7
Allowance for loan losses as a percentage of ending managed receivables	1.12%	1.11%	1.12%	1.11%
Net credit losses on managed receivables	$40.6	$39.3	$102.0	$94.9
Annualized net credit losses as a percentage of total average managed receivables	1.32%	1.38%	1.13%	1.14%
Past due accounts as a percentage of ending managed receivables	3.77%	3.54%	3.77%	3.54%
Average recovery rate (2)	48.0%	45.8%	47.9%	46.4%

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

CAF income increased 6.7% in the third quarter of fiscal 2019 and 4.6% in the first nine months of the year. The increase reflected the net effects of an increase in average managed receivables and a slightly lower total interest margin percentage. Average managed receivables grew 8.4% and 8.6% in the third quarter and the first nine months of fiscal 2019, respectively, driven primarily by the rise in CAF loan originations in recent years. The growth in net loan originations in both the third quarter and the first nine months of fiscal 2019 resulted primarily from our used vehicle sales growth and an increase in average amount financed.

The total interest margin, which reflects the spread between interest and fees charged to consumers and our funding costs, declined as a percentage of average managed receivables to 5.6% and 5.7% in the third quarter and the first nine months of fiscal 2019, respectively, from 5.7% and 5.8% in the corresponding prior year periods, respectively.  This was the result of gradual compression of the spread between rates charged to consumers and our funding costs in recent years.  Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations.

The provision for loan losses increased to $40.8 million in the third quarter and $111.7 million in the first nine months of fiscal 2019 from $37.5 million and $99.0 million, respectively, in the corresponding prior year periods, driven primarily by the increase in average managed receivables noted above. The allowance for loan losses as a percentage of ending managed receivables remained relatively stable at 1.12% as of November 30, 2018, compared with 1.11% as of November 30, 2017, and 1.11% as of February 28, 2018. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.
Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $160.7 million and $147.5 million in CAF Tier 3 receivables were outstanding as of November 30, 2018 and February 28, 2018, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2018 and February 28, 2018, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 15 stores in fiscal 2019 and between 13 and 16 stores in fiscal 2020. We currently estimate capital expenditures will total approximately $325 million in fiscal 2019.

We currently plan to open the following stores within 12 months from November 30, 2018. During this period, we will be entering eight new television markets and expanding our presence in seven existing television markets. Of the 15 stores we plan to open during the 12 months ending November 30, 2019, 6 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Amherst, New York (1)	Buffalo (2)	Buffalo	Q4 Fiscal 2019
Melbourne, Florida (1)	Orlando/Daytona Beach	Palm Bay/Melbourne	Q4 Fiscal 2019
Montgomery, Alabama	Montgomery/Selma (2)	Montgomery	Q4 Fiscal 2019
Vancouver, Washington	Portland	Portland/Vancouver	Q4 Fiscal 2019
Kenner, Louisiana	New Orleans (2)	New Orleans	Q4 Fiscal 2019
Memphis, Tennessee	Memphis	Memphis	Q1 Fiscal 2020
Killeen, Texas	Waco/Temple (2)	Killeen/Temple	Q1 Fiscal 2020
Pharr, Texas	Harlingen/Brownsville/McAllen (2)	McAllen/Edinburg/Mission	Q1 Fiscal 2020
Pleasant Hill, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q2 Fiscal 2020
Lubbock, Texas	Lubbock (2)	Lubbock	Q2 Fiscal 2020
Scottsdale, Arizona	Phoenix	Phoenix/Mesa/Scottsdale	Q2 Fiscal 2020
Denton, Texas	Dallas/Ft. Worth	Dallas/Fort Worth/Arlington	Q3 Fiscal 2020
Palm Desert, California	Palm Springs (2)	Riverside/San Bernadino/Ontario	Q3 Fiscal 2020
Gulfport, Mississippi	Biloxi/Gulfport (2)	Gulfport/Biloxi/Pascagoula	Q3 Fiscal 2020
Bogart, Georgia	Atlanta	Athens/Clarke County	Q3 Fiscal 2020

(1)	Store opened subsequent to November 30, 2018 and prior to the filing of this Form 10-Q.

(2)	Represents new television market as of planned store opening date.

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

Operating Activities.  During the first nine months of fiscal 2019, net cash provided by operating activities totaled $114.6 million, compared with $193.1 million of net cash used in operating activities in the prior year period, which included increases in auto loan receivables of $875.3 million in the current year period and $879.7 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of November 30, 2018, total inventory was $2.42 billion, representing an increase of $34.0 million, or 1.4%, compared with the balance as of the start of the fiscal year.  The increase reflected a higher average carrying cost of inventory due to an increase in acquisition costs and changes in our vehicle mix, as well as the addition of inventory to support store openings in fiscal 2019. These increases were partially offset by the delay of our seasonal inventory build that typically begins in the third quarter.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Nine Months Ended November 30
(In millions)	2018	2017
Net cash provided by (used in) operating activities	$114.6	$(193.1)
Add: Net issuances of non-recourse notes payable (1)	748.4	744.6
Adjusted net cash provided by operating activities	$863.0	$551.5

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first nine months of the current fiscal year increased compared with the prior year period primarily due to changes in inventory discussed above and an increase in net earnings.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $247.0 million in fiscal 2019 compared with $233.6 million in fiscal 2018.  Capital expenditures were $243.3 million in the current year period versus $227.6 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of November 30, 2018, 121 of our 198 used car stores were located on owned sites and 77 were located on leased sites, including 21 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of the fiscal year, net cash provided by financing activities totaled $146.8 million in fiscal 2019 compared with $428.5 million in fiscal 2018.  Included in these amounts were net increases in total non-recourse notes payable of $748.4 million and $744.6 million, respectively, which were used to provide the financing for the majority of the increases of $875.3 million and $879.7 million, respectively, in auto loan receivables (see “Operating Activities”).

Net cash provided by financing activities was impacted by stock repurchases of $633.2 million in the first nine months of fiscal 2019 compared with $455.0 million in the first nine months of fiscal 2018. During the first nine months of fiscal 2019, we reduced net borrowings on our revolving credit facility with net repayments of $3.7 million. During the first nine months of fiscal 2018, we increased net borrowings on our revolving credit facility by $90.0 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

	As of November 30	As of February 28
(In thousands)	2018	2018
Borrowings under revolving credit facility	$194,236	$197,627
Other long-term debt	800,000	800,000
Finance and capital lease obligations	515,868	500,363
Non-recourse notes payable	12,392,989	11,644,615
Total debt (1)	$13,903,093	$13,142,605
Cash and cash equivalents	$35,049	$44,525

(1)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

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

As of November 30, 2018, $10.40 billion of non-recourse notes payable was outstanding related to asset-backed term funding transactions.  These notes payable have scheduled maturities through April 2025, but they may mature earlier, depending on the repayment rate of the underlying auto loan receivables.  During the first nine months of fiscal 2019, we funded a total of $4.26 billion in asset-backed term funding transactions.

As of November 30, 2018, $1.99 billion of non-recourse notes payable was outstanding related to our warehouse facilities.  We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown.  As of November 30, 2018, the combined limit of our warehouse facilities was $3.25 billion, and the unused warehouse capacity totaled $1.26 billion.  Of the combined limit, $1.70 billion will expire in February 2019, $1.40 billion will expire in August 2019 and $150 million will expire in September 2019. See Note 9 for additional information on the warehouse facilities.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2018, a total of $2.75 billion of board authorizations for repurchases were outstanding, with no expiration date, of which $2.38 billion remained available for repurchase, which includes an additional $2 billion authorized during the third quarter of fiscal 2019. See Note 10 for more information on share repurchase activity.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2016, we announced that the board had authorized the repurchase of up to $750 million of our common stock with no expiration date. On October 23, 2018, the board further authorized the repurchase of up to an additional $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2019.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2018	688,904	$77.86	688,904	$584,639,205
October 1 - 31, 2018	1,440,794	$70.07	1,440,794	$2,483,685,860
November 1 - 30, 2018	1,528,086	$65.24	1,528,086	$2,383,996,330
Total	3,657,784		3,657,784

Item 6.    Exhibits

10.1	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

January 8, 2019