Form 10-K
period 2019-02-28
CARMAX INC
filed 2019-04-19
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2019
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2018, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $13,681,355,778.
On March 31, 2019, there were 166,187,221 outstanding shares of CarMax, Inc. common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the CarMax, Inc. Notice of 2019 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2019

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•	Our projected future sales growth, comparable store sales growth, margins, tax rates, earnings, CarMax Auto Finance income and earnings per share.

•	Our business strategies.

•	Our expectations of factors that could affect CarMax Auto Finance income.

•	Our expected future expenditures, cash needs, and financing sources.

•	Our expected capital structure, stock repurchases and indebtedness.

•	The projected number, timing and cost of new store openings.

•	Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.

•	Our sales and marketing plans.

•	The capabilities of our proprietary information technology systems and other systems.

•	Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.

•	Our assessment of competitors and potential competitors.

•	Our expectations for growth in our markets and in the used vehicle retail sector.

•	Our assessment of the effect of recent legislation and accounting pronouncements.
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

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  We are in the process of rolling out our new omni-channel car buying experience, which provides customers a choice as to how they want to buy a car: from home, in-store or a combination of both. We have launched our omni-channel experience in the Atlanta market, and we anticipate having it available to the majority of our customers by the end of fiscal 2020. We are the nation’s largest retailer of used cars, and we sold 748,961 used vehicles at retail during the fiscal year ended February 28, 2019.  We are also one of the nation’s largest operators of wholesale vehicle auctions and one of the nation’s largest providers of used vehicle financing.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2019, we operated 203 used car stores in 100 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
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
Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  As we roll out our new omni-channel experience, our customers will be empowered to buy a car on their own terms, either completely from home, in-store, or through an integrated combination of online and in-store experiences.
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
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every used vehicle we sell with a 7-day, money-back guarantee and at least a 30-day limited warranty. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory of approximately 70,000 retail vehicles as of February 28, 2019, available for viewing on carmax.com, as well as our mobile apps.  Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2019, approximately 34% of our vehicles sold were transferred at customer request.
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
Based on age, mileage or condition, fewer than half of the vehicles acquired through our appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.    As of February 28, 2019, we conducted wholesale auctions at 76 of our 203 stores.  During fiscal 2019, we sold 447,491 wholesale vehicles through these auctions with an average auction sales rate of approximately 95%.
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
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2019, approximately 61% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 18% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.2% of our retail used vehicle unit sales in fiscal 2019.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.  As of February 28, 2019, CAF serviced approximately 966,000 customer accounts in its $12.51 billion portfolio of managed receivables.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online sellers; independent used car dealers; and private parties. According to industry sources, as of December 31, 2018, there were approximately 18,000 franchised dealers in the U.S., who we consider to be our primary retail competitors, as they sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.
Based on industry data, there were approximately 42 million used cars sold in the U.S. in calendar 2018, of which approximately 22 million were estimated to be age 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2018, we estimate we sold approximately 4.4% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate, a decrease in these markets from approximately 4.5% in calendar 2017. Our market share is generally the highest in markets in which we have been established for many years. Entering new markets could have a dampening effect on our market share given that our initial market share in new markets is generally much lower than our average. On a nationwide basis, we estimate we sold approximately 3.3% of the age 0- to 10-year old vehicles sold in calendar year 2018.

We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitive, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available on site and via carmax.com and our mobile apps; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  We believe our new omni-channel experience will reinforce our competitive advantages and anticipate having it available to the majority of our customers by the end of fiscal 2020. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
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
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2018.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
We believe that CAF’s principal competitive advantage is its strategic position as the primary finance source for CarMax customers, and that CAF’s primary driver for growth is the growth in CarMax’s retail used unit sales.  We periodically test different credit offers and closely monitor acceptance rates and the effect on sales to assess market competitiveness.  We also monitor 3-day payoffs, as the percentage of customers exercising this option can be an indication of the competitiveness of our offer.
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

Extended Protection Plans.  At the time of sale, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the policies administered by the third parties.
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

All CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell. Additionally, we have partnered with third-party providers of auto service and repair. Through these partnerships, we are able to provide our customers with access to a nationwide network of trusted, quality and fair-priced service and repair locations.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2019, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA, Wells Fargo Dealer Services and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
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
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our appraisal process, as well as through local, regional and online auctions. While in any individual period conditions may vary, over the past 10 fiscal years, 38% to 52% of our retail inventory has been acquired through our appraisal process annually. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 275 million light vehicles in operation in the U.S. as of December 31, 2018.  During calendar year 2018, it is estimated that approximately 17 million new cars and 42 million used cars were sold at retail, many of which were accompanied by trade-ins, and more than 20 million wholesale vehicles were sold at auctions and through other channels.
Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refunds.
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
Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  Leveraging our more than twenty-five years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that take into account factors that include sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally more than 99% of our entire used car inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  These strategies are implemented through a broad range of media types.  Our website and related mobile apps are marketing tools for communicating the CarMax consumer offer in detail, sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to conduct part of the shopping and sales process online.  Our website and mobile apps also include a variety of other customer service features, including the ability to initiate vehicle transfers, schedule appointments and apply for financing pre-approval.  Information on the thousands of cars available in our nationwide inventory is updated several times per day.  Our survey data indicates that during fiscal 2019, approximately 90% of customers who purchased a vehicle from us had first visited us online.
Associates
On February 28, 2019, we had a total of 25,946 full- and part-time associates, including 19,705 hourly and salaried associates and 6,241 sales associates, who predominantly worked on a commission basis.  We employ additional associates during peak selling seasons.  We believe we have created a unique corporate culture and maintain good employee relations.  No associate is subject to a collective bargaining agreement.  We focus on developing our associates and providing them with the information and resources they need to offer exceptional customer service and have been recognized for the success of our efforts by a number of external organizations.
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

Automotive retailing is a highly competitive and highly fragmented business.  Our competition includes publicly and privately owned new and used car dealers and online and mobile sales platforms, as well as millions of private individuals.   Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers, including publicly traded auto retailers, have increased their sales of used vehicles in recent years.  These new car dealers also leverage their franchise relationships with automotive manufacturers to brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.
Retail Competition.  Some of our competitors have announced and begun to execute plans for rapid expansion, including into markets with CarMax locations.  Some of our competitors have also replicated or attempted to replicate portions of the consumer offer that we pioneered when we opened our first used car store in 1993, including our use of competitive, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us. If we fail to respond effectively to our retail competitors, it could have a material adverse effect on our business, sales and results of operations.
Online Sales and Facilitation.  The increasing use of the internet to market, buy and sell used vehicles and to provide vehicle financing could have a material adverse effect on our sales and results of operations.  Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our business model. The online availability of used vehicle information, including pricing information, could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. In addition, our competitive standing is affected by companies, including search engines and online classified sites, that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax to otherwise market its vehicles online.
The increasing use of the internet to facilitate consumers’ sales or trade-ins of their current vehicles could have a material adverse effect on our ability to source vehicles through our appraisal process, which in turn could have a material adverse effect on our vehicle acquisition costs and results of operations.  For example, online appraisal tools are available to consumers that generate offers and facilitate purchases by dealers other than CarMax.
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
Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering competitive, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles and superior customer service is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation and could involve, among other things, our sales process, our provision of financing, our reconditioning process, or our treatment of customers.  Even the perception of a decrease in the quality of our brand could impact results.
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
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as acts of terrorism.  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in lower sales, decreased margins on units sold, and decreased profits for our CAF segment. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.

Any significant change or deterioration in economic conditions could have a material adverse effect on our business, sales, results of operations and financial condition.
Our failure to realize the benefits associated with our omni-channel initiatives could have a material adverse effect on our business, sales and results of operations.
We have announced the rollout of a new omni-channel experience with plans to make it available to the majority of our customers by February 2020. If we fail to complete this rollout, or if we are inefficient in managing this rollout, it could have a material adverse effect on our business, sales and results of operations. We must anticipate and meet our customers’ expectations in an evolving retail industry. Our business, sales and results of operations may be negatively affected if we fail to provide a high quality and consistent customer experience, regardless of sales channel, if our technology systems do not meet customer expectations, or if we are unable to attract, retain and manage the personnel at various levels who have the necessary skills and experience we need to implement our omni-channel initiatives.

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

Our associates are the driving force behind our success.  We believe that one of the things that sets CarMax apart is a culture centered on valuing all associates.  In addition, our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. Our failure to maintain this culture or to continue recruiting, developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.  Our ability to recruit associates while controlling related costs is subject to numerous external and internal factors, including unemployment levels, prevailing wage rates, our growth plans, changes in employment legislation, and competition for qualified employees in the industry and regions in which we operate and for service technicians in particular.  Our ability to recruit associates while controlling related costs is also subject to our ability to maintain positive associate relations.  If we are unable to do so, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

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
A reduction in the availability of, or access to, sources of inventory could have a material adverse effect on our business, sales and results of operations.  Although the supply of late-model used vehicles has been increasing, there can be no assurance that this trend will continue or that it will benefit CarMax.
We source a significant percentage of our vehicles though our appraisal process and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  It could also force us to purchase a greater percentage of our inventory from third-party auctions, which is generally less profitable for CarMax.  Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third parties driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.  Our ability to source vehicles from third-party auctions could be affected by an increase in the number of closed auctions that are open only to new car dealers who have franchise relationships with automotive manufacturers.
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

We receive revenue for selling EPP products on behalf of unrelated third-parties, who are the primary obligors. The third parties that provide ESPs are Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. The third party that provides GAP products is Safe-Guard Products International LLC. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations.  Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, sales, results of operations and financial condition.

We are subject to a wide range of federal, state and local laws and regulations.  Our sale of used vehicles is subject to state and local licensing requirements, federal and state laws regulating vehicle advertising, and state laws regulating vehicle sales and service.  Our provision of vehicle financing is subject to federal and state laws regulating the provision of consumer finance.  Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety.  In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies and large employers generally, including privacy laws and federal employment practices, securities and tax laws.  For additional discussion of these laws and regulations, see the section of this Form 10-K titled “Business – Laws and Regulations.”
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
Our growth is dependent both on opening stores in new and existing markets and continued sales growth in our existing stores. The expansion of our store base places significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our new store growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth in our existing stores requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel initiatives could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our more than 25,000 associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

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
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of CarMax’s assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being “critical” to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain.  These policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data.
The implementation of new accounting requirements or other changes to U.S. generally accepted accounting principles could have a material adverse effect on our reported results of operations and financial condition.
The market price of our common stock may be volatile and could expose us to securities class action litigation.
The price of our common stock may be subject to wide fluctuations based upon our operating results, general economic and market conditions, general trends and prospects for our industry, announcements by our competitors and other factors. In addition, the market price of our common stock may also be affected by whether we meet analysts’ expectations. Failure to meet such expectations could have a material adverse effect on the price of our common stock. Following periods of volatility in the market price of a company’s securities, securities class action litigation may be initiated. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business.
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
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2019

	Production Stores	Non-production Stores
Store count	98	105
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	11	35

As of February 28, 2019, we operated 76 wholesale auctions, most of which were located at production stores.  Stores at which auctions are conducted generally have additional space to store wholesale inventory.

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2019

State	Count	State	Count
Alabama	5	Missouri	3
Arizona	3	Nebraska	1
California	25	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	2
Delaware	1	New Mexico	2
Florida	19	New York	3
Georgia	10	North Carolina	11
Idaho	1	Ohio	5
Illinois	9	Oklahoma	3
Indiana	2	Oregon	2
Iowa	1	Pennsylvania	4
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	4	Tennessee	8
Maine	1	Texas	19
Maryland	7	Utah	1
Massachusetts	4	Virginia	10
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	2	Total	203

Of the 203 used car stores open as of February 28, 2019, 126 were located on owned sites and 77 were located on leased sites. The leases are classified as follows:

Land-only leases	21
Land and building leases	56
Total leased sites	77
As of February 28, 2019, we leased our CAF office buildings in Atlanta, Georgia and other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia, and land associated with planned future store openings.
Expansion
Since opening our first used car store in 1993, we have grown organically, through the construction and opening of company-operated stores.  We do not franchise our operations.  As of February 28, 2019, we operated in 100 U.S. television markets, which covered approximately 76% of the U.S. population.  We believe that both further expansion of our store base and increases in market share in existing markets will provide a foundation for future sales and earnings growth.  We currently plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021.

For additional details on our future expansion plans, see “PLANNED FUTURE ACTIVITIES,” included in Part II, Item 7 of this Form 10-K.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.
EXECUTIVE OFFICERS OF THE COMPANY

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2019.

Name	Age	Office
William D. Nash………………………..….……...........	49	President, Chief Executive Officer and Director
Thomas W. Reedy……………………….…..….............	55	Executive Vice President and Chief Financial Officer
Edwin J. Hill……………………....……………............	59	Executive Vice President and Chief Operating Officer
James Lyski………………….……..……………..........	56	Executive Vice President and Chief Marketing Officer
Eric M. Margolin………………….……..………..........	66	Executive Vice President, General Counsel and Corporate Secretary
Diane L. Cafritz……………………....…………….......	48	Senior Vice President and Chief Human Resources Officer
Jon G. Daniels………………….……..…………...........	47	Senior Vice President, CarMax Auto Finance
Shamim Mohammad………………….……..…...….....	50	Senior Vice President and Chief Information and Technology Officer
Darren C. Newberry.........................................................	49	Senior Vice President, Store Operations
C. Joseph Wilson.............................................................	46	Senior Vice President, Store Strategy and Logistics

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
Mr. Hill joined CarMax in 1995 as director of service operations and, in 2000, was promoted to assistant vice president, service operations. In 2001, Mr. Hill was promoted to vice president, service operations, a position he held until 2010, when he was promoted to senior vice president of service operations. In 2013, Mr. Hill was promoted to senior vice president, strategy and transformation and in 2016, he was promoted to executive vice president, strategy and business transformation. Mr. Hill was promoted to executive vice president and chief operating officer in August 2018.
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
Mr. Mohammad joined CarMax in 2012 as vice president of application development and IT planning. In 2014, he was promoted to senior vice president and chief information officer. In 2018, he was named senior vice president and chief information and technology officer. Prior to joining CarMax, Mr. Mohammad was vice president of information technology at BJ’s Wholesale Club from 2006 to 2012 and held various positions at Blockbuster and TravelCLICK.
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

Mr. Wilson joined CarMax in 1995 as a buyer-in-training at the Raleigh, North Carolina store, where he was subsequently promoted to buyer and then senior buyer. Mr. Wilson later served as purchasing manager at two CarMax stores in southern Florida before being promoted to regional vice president of merchandising. He was promoted to assistant vice president, auction services and merchandising development in 2008, vice president, auction services and merchandising development in 2013, and then vice president, merchandising operations in 2016. In 2017, Mr. Wilson was promoted to senior vice president, store strategy and logistics.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2019, there were 167,478,924 shares of CarMax common stock outstanding and we had approximately 3,100 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to fund our existing operations, capital expenditures and share repurchase program.

During the fourth quarter of fiscal 2019, we sold no CarMax equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2019.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2018	1,705,900	$61.65	1,705,900	$2,278,832,923
January 1-31, 2019	1,449,892	$62.35	1,449,892	$2,188,426,451
February 1-28, 2019	1,221,855	$60.99	1,221,855	$2,113,907,071
Total	4,377,647		4,377,647

(1)
On June 28, 2016, we announced that the board had authorized the repurchase of up to $750 million of our common stock, in addition to the then outstanding repurchase authorizations. At the same time, the board removed the expiration date of the outstanding repurchase authorizations.  On October 23, 2018, the board further authorized the repurchase of an additional $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2014, and the reinvestment of all dividends, as applicable.

	As of February 28 or 29
	2014	2015	2016	2017	2018	2019
CarMax	$100.00	$138.57	$95.52	$133.26	$127.85	$128.23
S&P 500 Index	$100.00	$115.51	$108.36	$135.42	$158.57	$166.00
S&P 500 Retailing Index	$100.00	$120.98	$129.75	$157.02	$220.77	$239.87

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY19	FY18	FY17	FY16	FY15
Income statement information
Used vehicle sales	$15,172.8	$14,392.4	$13,270.7	$12,439.4	$11,674.5
Wholesale vehicle sales	2,393.0	2,181.2	2,082.5	2,188.3	2,049.1
Net sales and operating revenues	18,173.1	17,120.2	15,875.1	15,149.7	14,268.7
Gross profit	2,480.6	2,328.9	2,183.3	2,018.8	1,887.5
CarMax Auto Finance income	438.7	421.2	369.0	392.0	367.3
Selling, general and administrative expenses	1,730.3	1,617.1	1,488.5	1,351.9	1,257.7
Interest expense	75.8	70.7	56.4	36.4	24.5
Net earnings	842.4	664.1	627.0	623.4	597.4
Share and per share information
Weighted average diluted shares outstanding	175.9	184.5	192.2	205.5	218.7
Diluted net earnings per share	$4.79	$3.60	$3.26	$3.03	$2.73
Balance sheet information
Auto loan receivables, net	$12,428.5	$11,535.7	$10,596.1	$9,536.9	$8,435.5
Total assets	18,717.9	17,486.3	16,279.4	14,459.9	13,177.6
Total current liabilities	1,311.5	1,174.1	1,105.8	1,005.2	997.2
Total notes payable and other debt: (1)
Non-recourse notes payable	12,512.3	11,622.4	10,720.9	9,507.2	8,451.1
Other	1,692.3	1,496.0	1,448.8	1,129.0	637.5
Unit sales information
Used vehicle units sold	748,961	721,512	671,294	619,936	582,282
Wholesale vehicle units sold	447,491	408,509	391,686	394,437	376,186
Per unit information
Used vehicle gross profit	$2,175	$2,173	$2,163	$2,159	$2,179
Wholesale vehicle gross profit	963	961	926	984	970
SG&A per used unit	2,310	2,241	2,217	2,181	2,160
Percent changes in
Comparable store used vehicle unit sales	0.3%	2.0%	4.3%	2.4%	4.4%
Total used vehicle unit sales	3.8	7.5	8.3	6.5	10.5
Wholesale vehicle unit sales	9.5	4.3	(0.7)	4.9	9.8
CarMax Auto Finance information
CAF total interest margin (2)	5.6%	5.7%	5.8%	6.1%	6.5%
Other information
Used car stores	203	188	173	158	144
Associates	25,946	25,110	24,344	22,429	22,064

(1)	Amounts are reported net of unamortized debt issuance costs. See Note 11 to the Consolidated Financial Statements.

(2)	Represents CAF total interest margin (which reflects the spread between interest and fees charged to consumers and our funding costs) as a percentage of total average managed receivables.

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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our website and related mobile apps are tools for communicating the CarMax consumer offer in detail; sophisticated search engines for finding the right vehicle; and sales channels for customers who prefer to shop online.
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
As of February 28, 2019, we operated 203 used car stores in 100 U.S. television markets. As of that date, we also conducted wholesale auctions at 76 used car stores and we operated 2 new car franchises.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 43.2% of our retail used vehicle unit sales in fiscal 2019.  As of February 28, 2019, CAF serviced approximately 966,000 customer accounts in its $12.51 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
Our primary sources of revenue and gross profit from CarMax Sales Operations for fiscal 2019 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results from fiscal 2019 compared with fiscal 2018 is as follows:

(Dollars in millions except per share or per unit data)	2019	Change from 2018
Income statement information
Net sales and operating revenues	$18,173.1	6.1%
Gross profit	$2,480.6	6.5%
CAF income	$438.7	4.2%
Selling general and administrative expenses	$1,730.3	7.0%
Net earnings	$842.4	26.8%
Unit sales information
Used unit sales	748,961	3.8%
Change in used unit sales in comparable stores	0.3%	N/A
Wholesale unit sales	447,491	9.5%
Per unit information
Used gross profit per unit	$2,175	0.1%
Wholesale gross profit per unit	$963	0.2%
SG&A per used vehicle unit	$2,310	3.1%
Per share information
Net earnings per diluted share	$4.79	33.1%
Changes in net earnings were impacted by the following:

•
In connection with the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), net earnings were reduced by $11.9 million in fiscal 2018. This net amount included a $32.7 million reduction for the revaluation of our net deferred tax asset, partially offset by a $20.8 million benefit that resulted from applying the new, lower blended federal statutory rate.

Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During fiscal 2019, net cash provided by operations totaled $163.0 million. This amount, combined with $890.8 million of net issuances of non-recourse notes payable, resulted in $1.05 billion of adjusted net cash provided by operating activities, a non-GAAP measure. This liquidity, together with borrowings under our revolving credit facility, was primarily used to fund the 13.6 million common shares repurchased under our share repurchase program, our store growth and strategic initiatives.
When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been funded with non-recourse notes payable, which are separately reflected as cash provided by financing activities. For a reconciliation of adjusted net cash provided by operating activities to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”
Future Outlook
Our long-term strategy is to complete the rollout of our retail concept, including our new omni-channel experience, and to increase our share of used vehicle unit sales in each of the markets in which we operate. Our new omni-channel experience empowers customers to buy a car on their own terms, either completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. We believe that, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.
In calendar 2018, we estimate we sold approximately 4.4% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate and approximately 3.3% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share includes continuing to focus on:

•	Delivering a new customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.

•	Opening stores in new markets and expanding our presence in existing markets.

•	Hiring and developing an engaged and skilled workforce.

•	Improving efficiency in our stores and our logistics operations to drive out waste.

•	Leveraging data and advanced analytics to continuously improve our processes and systems.

In order to execute our long-term strategy, we are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and introduce new customer experiences, such as finance pre-approval, home delivery, online appraisal and express pick-up. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we are centralizing customer support in our customer experience centers, which we expect to provide a more seamless integration between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. In December 2018, we launched our new omni-channel car buying experience in the Atlanta market, which will help us learn how to best operationalize all our offerings and scale them across the entire organization. We anticipate having the new omni-channel experience available to the majority of our customers by the end of fiscal 2020.

While there are incremental costs and inefficiencies in the near term related to strategic initiatives, we have also identified potential cost savings through process changes and other improvements that can help offset these expenses over time. While in any individual period conditions may vary, over the long term, we would expect to begin leveraging our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. With increased spending expected for fiscal 2020, we believe our comparable store used unit sales growth will need to be in the range of 5% to 8% to leverage SG&A. We expect the rate of growth in spending on these initiatives to slow in fiscal 2021 and taper thereafter. We will continue to look for opportunities to reduce waste and re-prioritize spend.

As of February 28, 2019, we had used car stores located in 100 television markets, which covered approximately 76% of the U.S. population.  The format and operating models utilized in stores are continuously evaluated and may evolve over time based upon market and consumer expectations. We opened 15 stores in fiscal 2019 and plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021. For a detailed list of stores we plan to open in fiscal 2020, see the table included in “PLANNED FUTURE ACTIVITIES.”
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
CRITICAL ACCOUNTING POLICIES

Our results of operations and financial condition as reflected in the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We regularly evaluate these estimates and assumptions.  Note 1 includes a discussion of significant accounting policies.  The accounting policies discussed below are the ones we consider critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.
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
See Notes 1(F), 1(H) and 4 for additional information on securitizations and auto loan receivables.
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
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $13.8 million as of February 28, 2019.

See Notes 1(H) and 4 for additional information on the allowance for loan losses.

Revenue Recognition
We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.
We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle. The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their retail installment contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve for estimated contract cancellations. The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $10.3 million as of February 28, 2019.  See Note 8 for additional information on cancellation reserves.
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
See Note 2 for additional information on revenue recognition.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28
(In millions)	2019	Change	2018	Change	2017
Used vehicle sales	$15,172.8	5.4%	$14,392.4	8.5%	$13,270.7
Wholesale vehicle sales	2,393.0	9.7%	2,181.2	4.7%	2,082.5
Other sales and revenues:
Extended protection plan revenues	382.5	13.7%	336.4	10.1%	305.5
Third-party finance fees, net	(43.4)	13.0%	(49.9)	(29.9)%	(38.4)
Other	268.2	3.1%	260.2	2.1%	254.9
Total other sales and revenues	607.3	11.1%	546.7	4.7%	522.0
Total net sales and operating revenues	$18,173.1	6.1%	$17,120.2	7.8%	$15,875.1

UNIT SALES

	Years Ended February 28
	2019	Change	2018	Change	2017
Used vehicles	748,961	3.8%	721,512	7.5%	671,294
Wholesale vehicles	447,491	9.5%	408,509	4.3%	391,686

AVERAGE SELLING PRICES

	Years Ended February 28
	2019	Change	2018	Change	2017
Used vehicles	$20,077	1.6%	$19,757	0.9%	$19,586
Wholesale vehicles	$5,098	(0.1)%	$5,102	(0.1)%	$5,106

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28
	2019	2018	2017
Used vehicle units	0.3%	2.0%	4.3%
Used vehicle dollars	1.9%	2.9%	2.7%
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28
	2019	2018	2017
Used vehicle units	3.8%	7.5%	8.3%
Used vehicle revenues	5.4%	8.5%	6.7%

Wholesale vehicle units	9.5%	4.3%	(0.7)%
Wholesale vehicle revenues	9.7%	4.7%	(4.8)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 (1)
	2019	2018	2017
CAF (2)	48.4%	48.4%	49.5%
Tier 2 (3)	17.9	16.6	17.8
Tier 3 (4)	9.9	10.5	9.8
Other (5)	23.8	24.5	22.9
Total	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28
	2019	2018	2017
Used car stores, beginning of year	188	173	158
Store openings	15	15	15
Used car stores, end of year	203	188	173

During fiscal 2019, we opened 15 stores, including 9 stores in new television markets (1 store each in Greenville, NC; Macon, GA; Wilmington, NC; Lafayette, LA; Corpus Christi, TX; Shreveport, LA; Buffalo, NY; Montgomery, AL; and New Orleans, LA) and 6 stores in existing television markets (1 store each in Dallas, TX; Miami, FL; Albuquerque, NM; Oklahoma City, OK; Orlando, FL; and Portland, OR).

Used Vehicle Sales
Fiscal 2019 Versus Fiscal 2018.  The 5.4% increase in used vehicle revenues in fiscal 2019 was primarily due to a 3.8% increase in unit sales. The increase in used unit sales included a 0.3% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance was driven by improved conversion, partially offset by lower store traffic. Website traffic grew 16%. We believe that the solid performance of our store teams and the impacts of our digital initiatives contributed to our continued improvements in conversion in both fiscal 2019 and fiscal 2018. We believe our comparable store used unit sales growth was adversely affected by delays in February tax refunds relative to last year, the continuation of higher acquisition prices and a robust competitive environment. Our data indicates that our share of the age 0- to 10-year old used vehicles in our current comparable store markets fell from approximately 4.5% to 4.4% in calendar 2018.
The increase in average retail selling price reflected the net effects of higher vehicle acquisition costs and shifts in the mix of our sales by both vehicle age and class. We believe vehicle acquisition costs remained high throughout fiscal 2019 as the industry continued to experience a lower than normal depreciation environment.
Fiscal 2018 Versus Fiscal 2017.  The 8.5% increase in used vehicle revenues in fiscal 2018 was primarily due to a 7.5% increase in unit sales. The increase in used unit sales included a 2.0% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance was driven by continued strong conversion, partially offset by lower store traffic.
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
Fiscal 2019 Versus Fiscal 2018.  The 9.7% increase in wholesale vehicle revenues in fiscal 2019 resulted from a 9.5% increase in wholesale unit sales. The wholesale unit growth was primarily driven by growth in our store base, an increase in our appraisal buy rate and an increase in comparable store appraisal traffic. We believe the appraisal buy rate and comparable store appraisal traffic benefited from strong wholesale industry vehicle valuations, which allowed us to provide seasonally strong appraisal offers for both fiscal 2019 and fiscal 2018. Wholesale vehicle average selling price for fiscal 2019 remained consistent with the prior year.
Fiscal 2018 Versus Fiscal 2017.  The 4.7% increase in wholesale vehicle revenues in fiscal 2018 resulted from a 4.3% increase in wholesale unit sales. During fiscal 2018, increases in wholesale unit volumes attributable to an increase in our appraisal buy rate and the growth in our store base were partially offset by a reduction in appraisal traffic. Wholesale vehicle average selling price for fiscal 2018 remained consistent with the prior year.
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
Fiscal 2019 Versus Fiscal 2018.  Other sales and revenues increased 11.1% in fiscal 2019. EPP revenues increased 13.7% compared with the prior year, reflecting cost decreases from plan providers, the increase in our retail unit volume and $8.4 million in ESP profit sharing revenues associated with our adoption of the new revenue recognition accounting standard in fiscal 2019. See Note 2 for additional information on revenue related to ESPs. The $6.5 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel, including an increase in our Tier 2 and a decrease in our Tier 3 sales.
Fiscal 2018 Versus Fiscal 2017.  Other sales and revenues increased 4.7% in fiscal 2018. EPP revenues increased 10.1% compared with the prior year, largely reflecting the growth in our used unit sales. The $11.5 million reduction in net third-party finance fees reflected shifts in our sales mix by finance channel, including a decline in our Tier 2 and an increase in our Tier 3 sales.
GROSS PROFIT

	Years Ended February 28
(In millions)	2019	Change	2018	Change	2017
Used vehicle gross profit	$1,628.7	3.9%	$1,567.6	8.0%	$1,451.7
Wholesale vehicle gross profit	431.0	9.8%	392.5	8.2%	362.6
Other gross profit	420.9	14.1%	368.8	—%	369.0
Total	$2,480.6	6.5%	$2,328.9	6.7%	$2,183.3

GROSS PROFIT PER UNIT

	Years Ended February 28
	2019		2018		2017
	$ per unit (1)	% (2)	$ per unit (1)	% (2)	$ per unit (1)	% (2)
Used vehicle gross profit	$2,175	10.7	$2,173	10.9	$2,163	10.9
Wholesale vehicle gross profit	$963	18.0	$961	18.0	$926	17.4
Other gross profit	$562	69.3	$511	67.5	$550	70.7
Total gross profit	$3,312	13.6	$3,228	13.6	$3,252	13.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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
Fiscal 2019 Versus Fiscal 2018.  The 3.9% increase in used vehicle gross profit in fiscal 2019 was primarily driven by the 3.8% growth in total used unit sales. Our used vehicle gross profit per unit remained consistent with fiscal 2018. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.
Fiscal 2018 Versus Fiscal 2017.  The 8.0% increase in used vehicle gross profit in fiscal 2018 was primarily driven by the 7.5% growth in total used unit sales. Our used vehicle gross profit per unit remained consistent with fiscal 2017.
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
Fiscal 2019 Versus Fiscal 2018.  The 9.8% increase in wholesale vehicle gross profit in fiscal 2019 was driven by the 9.5% increase in wholesale unit sales. Our wholesale gross profit per unit remained consistent with fiscal 2018. We believe our wholesale gross profit per unit continued to benefit from a lower depreciation environment relative to historical trends.
Fiscal 2018 Versus Fiscal 2017.  The 8.2% increase in wholesale vehicle gross profit in fiscal 2018 was driven by the 4.3% increase in wholesale unit sales and a $35, or 3.8%, increase in wholesale gross profit per unit. We believe our wholesale gross profit per unit benefited from a lower depreciation environment relative to historical trends.
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
Fiscal 2019 Versus Fiscal 2018.  Other gross profit rose 14.1% in fiscal 2019, primarily reflecting the improvement in EPP revenues and net third-party finance fees discussed above.

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
Impact of Inflation
Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, we believe higher vehicle acquisition prices, partially driven by lower seasonal vehicle depreciation, affected comparable store used unit sales growth, and therefore our results of operations, in fiscal 2018 and 2019. Additionally, changes in average vehicle selling prices impact CAF income, to the extent the average amount financed also changes.
SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES
Fiscal Year 2019

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS

	Years Ended February 28
(In millions except per unit data)	2019	Change	2018	Change	2017
Compensation and benefits (1)	$904.9	4.8%	$863.2	7.4%	$803.9
Store occupancy costs	359.1	6.5%	337.3	12.1%	300.8
Advertising expense	166.4	5.5%	157.7	9.3%	144.2
Other overhead costs (2)	299.9	15.8%	258.9	8.1%	239.6
Total SG&A expenses	$1,730.3	7.0%	$1,617.1	8.6%	$1,488.5
SG&A per used vehicle unit (3)	$2,310	$69	$2,241	$24	$2,217

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 12 for details of stock-based compensation expense by grant type.

(2)	Includes IT expenses, insurance, preopening and relocation costs, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

Fiscal 2019 Versus Fiscal 2018 (Increase of $113.2 million or 7.0%). In addition to the 8% growth in our store base during fiscal 2019 (representing the addition of 15 stores) and higher variable costs associated with our comparable store unit growth, the net increase reflected the following:

•	$12.2 million of the increase in compensation and benefits was due to an increase in share-based compensation expense, which increased SG&A per used unit by $13.

•	$41.0 million increase in other overhead costs, which included continued spending to advance our technology platforms and support our core and omni-channel strategic initiatives.

Fiscal 2018 Versus Fiscal 2017 (Increase of $128.6 million or 8.6%). In addition to the 9% growth in our store base during fiscal 2018 (representing the addition of 15 stores) and higher variable costs associated with our comparable store unit growth, the net increase reflected the following:

•	$18.0 million increase in compensation and benefits due to the corporate incentive pay accrual.

•
$27.7 million decrease in compensation and benefits due to a decrease in share-based compensation expense, which reduced SG&A per used unit by $47. The decrease in share-based compensation expense reflected higher costs incurred in fiscal 2017 in connection with the retirement of our former chief executive officer, as well as a decrease in the expense related to cash-settled restricted stock units in fiscal 2018. The expense associated with these units was primarily driven by the change in the company’s stock price during the fiscal year.

•	$19.3 million increase in other overhead costs, which included increased spending related to our core and omni-channel strategic initiatives.

Interest Expense
Interest expense includes the interest related to short- and long-term debt and financing and capital lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Fiscal 2019 Versus Fiscal 2018.  Interest expense increased to $75.8 million in fiscal 2019 versus $70.7 million in fiscal 2018. The increase primarily reflected higher interest rates on outstanding debt in fiscal 2019.
Fiscal 2018 Versus Fiscal 2017.  Interest expense increased to $70.7 million in fiscal 2018 versus $56.4 million in fiscal 2017. The increase reflected the combined effects of higher outstanding debt levels and interest rates in fiscal 2018 as well as a reduction in capitalized interest.
Income Taxes
The effective income tax rate was 24.3% in fiscal 2019, 37.6% in fiscal 2018 and 37.7% in fiscal 2017. The decrease in the effective income tax rate in fiscal 2019 is primarily due to the reduction in the federal statutory tax rate following the enactment of the 2017 Tax Act.

The fiscal 2018 effective income tax rate included the effect of an $11.9 million net increase in tax expense resulting from the enactment of the 2017 Tax Act, including:

•	A $32.7 million increase in tax expense associated with the revaluation of our net deferred tax asset.

•	A $20.8 million decrease in tax expense resulting from the new, lower blended federal statutory rate.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in further compression in the interest margin on new originations. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28
(In millions)	2019	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$972.9	8.0	$856.6	7.6	$762.0	7.5
Interest expense	(289.3)	(2.4)	(215.0)	(1.9)	(171.4)	(1.7)
Total interest margin	$683.6	5.6	$641.6	5.7	$590.6	5.8
Provision for loan losses	$(153.8)	(1.3)	$(137.6)	(1.2)	$(150.6)	(1.5)
CarMax Auto Finance income	$438.7	3.6	$421.2	3.8	$369.0	3.6

(1)	Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28
	2019	2018	2017
Net loans originated (in millions)	$6,330.1	$5,962.2	$5,643.3
Vehicle units financed	323,864	310,739	297,043
Net penetration rate (1)	43.2%	43.1%	44.2%
Weighted average contract rate	8.5%	7.8%	7.4%
Weighted average credit score (2)	706	707	706
Weighted average loan-to-value (LTV) (3)	94.8%	95.0%	95.0%
Weighted average term (in months)	66.0	65.8	65.8

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28
(In millions)	2019	2018	2017
Total ending managed receivables	$12,510.2	$11,618.9	$10,681.3
Total average managed receivables	$12,150.2	$11,210.8	$10,158.3
Allowance for loan losses (1)	$138.2	$128.6	$123.6
Allowance for loan losses as a percentage of ending managed receivables	1.10%	1.11%	1.16%
Net credit losses on managed receivables	$144.2	$132.6	$121.9
Net credit losses as a percentage of total average managed receivables	1.19%	1.18%	1.20%
Past due accounts as a percentage of ending managed receivables	3.61%	3.38%	3.10%
Average recovery rate (2)	47.7%	46.1%	47.4%

(1)
The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.

(2)
The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions. While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 46% to a high of 60%, and it is primarily affected by changes in the wholesale market pricing environment.

Fiscal 2019 Versus Fiscal 2018.

•	CAF Income (Increase of $17.5 million or 4.2%)

◦	The increase in CAF income reflects an increase in the average managed receivables, partially offset by a lower total interest margin percentage and an increase in the provision for loan losses.

◦	Average managed receivables grew 8.4% to $12.15 billion in fiscal 2019 driven primarily by the rise in CAF loan originations in recent years.

◦	The growth in net loan originations in fiscal 2019 resulted from our used vehicle sales growth and an increase in average amount financed.

•	Provision for Loan Losses (Increased to $153.8 million from $137.6 million)

◦
The increase in the provision for loan losses was primarily due to the growth in average managed receivables. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.10% as of February 28, 2019 compared with 1.11% as of February 28, 2018.

◦	Although past due accounts as a percentage of ending managed receivables has increased, annualized net credit losses as a percentage of total average managed receivables has remained relatively flat.

•	Total Interest Margin (Decreased to 5.6% of averaged managed receivables from 5.7%)

◦	The decline in total interest margin percentage was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years.

Fiscal 2018 Versus Fiscal 2017.

•	CAF Income (Increase of $52.2 million or 14.1%)

◦	The increase in CAF income reflects an increase in the average managed receivables and a decline in the provision for loan losses, partially offset by a lower total interest margin percentage.

◦	Average managed receivables grew 10.4% to $11.21 billion in fiscal 2018 driven primarily by the rise in CAF loan originations in recent years.

◦	The growth in net loan originations in fiscal 2018 resulted from our used vehicle sales growth and an increase in average amount financed, partially offset by a decrease in CAF's penetration rate.

•	Provision for Loan Losses (Decreased to $137.6 million from $150.6 million)

◦
The provision during fiscal 2017 was affected by rising loss experience, while losses were generally consistent with expectations in fiscal 2018. As a result, the allowance for loan losses as a percentage of ending managed receivables was 1.11% as of February 28, 2018 compared with 1.16% as of February 28, 2017.

•	Total Interest Margin (Decreased to 5.7% of averaged managed receivables from 5.8%)

◦	The decline in total interest margin percentage was the result of gradual compression of the spread between rates charged to customers and our funding costs in recent years.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits.  CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $162.4 million and $147.5 million in CAF Tier 3 receivables were outstanding as of February 28, 2019 and 2018, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of February 28, 2019 and 2018, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021. In fiscal 2020, we will be entering six new television markets and expanding our presence in seven existing television markets. Of the 13 stores we plan to open in fiscal 2020, 6 are in Metropolitan Statistical Areas (“MSAs”) having populations of 600,000 or less, which we define as small markets. We currently estimate capital expenditures will total approximately $350 million in fiscal 2020.
FISCAL 2020 PLANNED STORE OPENINGS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Memphis, Tennessee (1)	Memphis	Memphis	Q1 Fiscal 2020
Killeen, Texas	Waco/Temple (2)	Killeen/Temple	Q1 Fiscal 2020
Pharr, Texas	Harlingen/Brownsville/McAllen (2)	McAllen/Edinburg/Mission	Q1 Fiscal 2020
Pleasant Hill, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q2 Fiscal 2020
Lubbock, Texas	Lubbock (2)	Lubbock	Q2 Fiscal 2020
Scottsdale, Arizona	Phoenix	Phoenix/Mesa/Scottsdale	Q2 Fiscal 2020
Denton, Texas	Dallas/Ft. Worth	Dallas/Fort Worth/Arlington	Q3 Fiscal 2020
Palm Desert, California	Palm Springs (2)	Riverside/San Bernardino/Ontario	Q3 Fiscal 2020
Gulfport, Mississippi	Biloxi/Gulfport (2)	Gulfport/Biloxi/Pascagoula	Q3 Fiscal 2020
Bogart, Georgia	Atlanta	Athens/Clarke County	Q3 Fiscal 2020
Fort Wayne, Indiana	Fort Wayne (2)	Fort Wayne	Q4 Fiscal 2020
Salem, Oregon	Portland	Salem	Q4 Fiscal 2020
Murfreesboro, Tennessee	Nashville	Nashville/Davidson/Murfreesboro	Q4 Fiscal 2020

(1)	Store opened in March 2019.

(2)	Represents new television market as of planned store opening date.

Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1(X) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
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

Operating Activities.  During fiscal 2019, net cash provided by operating activities totaled $163.0 million compared with net cash used in operating activities of $80.6 million in fiscal 2018 and $455.3 million in fiscal 2017, which included increases in auto loan receivables of $1.05 billion in fiscal 2019, $1.08 billion in fiscal 2018 and $1.21 billion in fiscal 2017.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash provided by financing activities.

As of February 28, 2019, total inventory was $2.52 billion, representing an increase of $128.8 million, or 5.4%, compared with the balance as of the start of the fiscal year. The increase primarily reflected the addition of inventory to support new store openings in fiscal 2019 as well as the ongoing optimization of inventory across stores.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Years Ended February 28
(In millions)	2019	2018	2017
Net cash provided by (used in) operating activities	$163.0	$(80.6)	$(455.3)
Add: Net issuances of non-recourse notes payable (1)	890.8	902.2	1,214.7
Adjusted net cash provided by operating activities	$1,053.8	$821.6	$759.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Compared with fiscal 2018, the increase in fiscal 2019 adjusted net cash provided by operating activities reflected the increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense, the provisions for loan losses and cancellation reserves and the deferred income tax provision as well as an increase in cash provided by working capital.

Compared with fiscal 2017, the increase in fiscal 2018 adjusted net cash provided by operating activities reflected the change in inventory during fiscal 2018 and the increase in net earnings when excluding non-cash expenses. These increases were partially offset by the timing and use of non-recourse funding vehicles in relation to originations of auto loan receivables.

Investing Activities.  Net cash used in investing activities totaled $308.5 million in fiscal 2019, $301.9 million in fiscal 2018 and $420.0 million in fiscal 2017.  Investing activities primarily consist of capital expenditures, which totaled $304.6 million in fiscal 2019, $296.8 million in fiscal 2018 and $418.1 million in fiscal 2017. Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.  We opened 15 stores in each of fiscal 2019, fiscal 2018 and fiscal 2017.

Financing Activities.  Net cash provided by financing activities totaled $186.0 million in fiscal 2019, $413.4 million in fiscal 2018 and $921.9 million in fiscal 2017.  Included in these amounts were net increases in total non-recourse notes payable of $890.8 million, $902.2 million and $1.21 billion, respectively, which were used to provide the financing for the majority of the increases of $1.05 billion, $1.08 billion and $1.21 billion, respectively, in auto loan receivables (see Operating Activities).  During fiscal 2019 and fiscal 2018, we increased net borrowings under the revolving credit facility by $168.9 million and $42.6 million, respectively. During fiscal 2017, we sold $500 million of senior unsecured notes in a private placement, and used a portion of the proceeds to reduce net borrowings under our revolving credit facility. Net cash provided by financing activities was reduced by stock repurchases of $904.7 million in fiscal 2019, $579.6 million in fiscal 2018 and $564.3 million in fiscal 2017.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

		As of February 28
(In thousands) Debt Description (1)	Maturity Date	2019	2018
Revolving credit facility (2)	August 2020	$366,529	$197,627
Term loan (2)	August 2020	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing and capital lease obligations	Various (3)	527,406	500,363
Non-recourse notes payable	Various dates through August 2025	12,535,405	11,644,615
Total debt (4)		$14,229,340	$13,142,605
Cash and cash equivalents		$46,938	$44,525

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.

(3)	See Note 15 for additional information on financing and capital lease obligations.

(4)	Total debt excludes unamortized debt issuance costs. See Note 11 for additional information.

Borrowings under our $1.20 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.
See Note 11 for additional information on our revolving credit facility, term loan, senior notes and financing and capital lease obligations.
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
As of February 28, 2019, $10.66 billion and $1.88 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2019, we funded a total of $5.76 billion in asset-backed term funding transactions.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Notes 1(F) and 11 for additional information on the warehouse facilities.
The agreements related to the warehouse facilities include various representations and warranties, covenants and performance triggers.  If these requirements are not met, we could be unable to continue to fund receivables through the warehouse facilities.  We generally repurchase the receivables funded through these warehouse facilities when we enter into an asset-backed term funding transaction. If our counterparties were to refuse to permit these repurchases it could impact our ability to execute on our funding program. In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the related receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.
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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2019, a total of $2.75 billion of board authorizations for repurchases were outstanding, with no expiration date.  At that date, $2.11 billion remained available for repurchase. See Note 12 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

CONTRACTUAL OBLIGATIONS (1)

	As of February 28, 2019
		Less Than	1 to 3	3 to 5	More Than
(In millions)	Total	1 Year	Years	Years	5 Years	Other
Short-term debt	$1.1	$1.1	$—	$—	$—	$—
Long-term debt	1,165.4	—	665.4	100.0	400.0	—
Interest on debt (2)	161.1	20.7	41.5	39.6	59.3	—
Financing and capital lease obligations (3)	1,109.2	55.6	102.9	100.5	850.2	—
Operating leases (3)	842.7	55.3	101.0	91.3	595.1	—
Purchase obligations (4)	169.9	81.0	49.7	25.8	13.4	—
Defined benefit retirement plans (5)	76.7	0.5	—	—	—	76.2
Unrecognized tax benefits (6)	27.3	—	—	—	—	27.3
Total	$3,553.4	$214.2	$960.5	$357.2	$1,918.0	$103.5

(1)
This table excludes the non-recourse notes payable that relate to auto loan receivables funded through asset-backed term funding transactions and our warehouse facilities.  These receivables can only be used as collateral to settle obligations of these vehicles.  In addition, the investors in the non-recourse notes payable have no recourse to our assets beyond the related receivables, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loan receivables.  See Note 1(F) and 11.

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

(5)
Represents the recognized funded status of our retirement plans, of which $76.2 million has no contractual payment schedule and we expect payments to occur beyond 12 months from February 28, 2019.  See Note 10.

(6)	Represents the net unrecognized tax benefits related to uncertain tax positions. The timing of payments associated with these tax benefits could not be estimated as of February 28, 2019. See Note 9.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2019 and 2018, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
Borrowings under our warehouse facilities are variable-rate debt and are secured by auto loan receivables.  The receivables are funded through the warehouse facilities until we elect to fund them through an asset-backed term funding transaction, which issue notes payable that accrue interest predominantly at fixed rates.
Interest rate risk related to variable-rate debt is primarily mitigated by entering into derivative instruments. Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables. Disruptions in the credit markets or unexpected changes in prepayment activity could impact the effectiveness of our hedging strategies.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2019 net earnings per share by approximately $0.09.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28
(In millions)	2019	2018
Fixed-rate	$10,153.2	$9,367.4
Variable-rate (1)	2,382.2	2,277.2
Total	$12,535.4	$11,644.6

(1)	Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions. See Note 11.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, a portion of the variable-rate risk is mitigated by a derivative instrument. Substantially all of these borrowings are variable-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2019 net earnings per share by approximately $0.01.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2019 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2019, a $1.00 change in the company’s stock price would have affected fiscal 2019 net earnings per share by less than $0.01.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2019.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Richmond, Virginia
April 19, 2019

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28
(In thousands except per share data)	2019	% (1)	2018	% (1)	2017	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$15,172,772	83.5	$14,392,360	84.1	$13,270,662	83.6
Wholesale vehicle sales	2,392,992	13.2	2,181,156	12.7	2,082,464	13.1
Other sales and revenues	607,336	3.3	546,693	3.2	521,992	3.3
NET SALES AND OPERATING REVENUES	18,173,100	100.0	17,120,209	100.0	15,875,118	100.0
COST OF SALES:
Used vehicle cost of sales	13,544,033	74.5	12,824,741	74.9	11,818,951	74.4
Wholesale vehicle cost of sales	1,961,959	10.8	1,788,704	10.4	1,719,821	10.8
Other cost of sales	186,517	1.0	177,905	1.0	153,052	1.0
TOTAL COST OF SALES	15,692,509	86.4	14,791,350	86.4	13,691,824	86.2
GROSS PROFIT	2,480,591	13.6	2,328,859	13.6	2,183,294	13.8
CARMAX AUTO FINANCE INCOME	438,690	2.4	421,182	2.5	368,984	2.3
Selling, general and administrative expenses	1,730,275	9.5	1,617,051	9.4	1,488,504	9.4
Interest expense	75,792	0.4	70,745	0.4	56,416	0.4
Other expense (income)	408	—	(1,363)	—	953	—
Earnings before income taxes	1,112,806	6.1	1,063,608	6.2	1,006,405	6.3
Income tax provision	270,393	1.5	399,496	2.3	379,435	2.4
NET EARNINGS	$842,413	4.6	$664,112	3.9	$626,970	3.9

WEIGHTED AVERAGE COMMON SHARES:
Basic	174,463		182,660		190,343
Diluted	175,884		184,470		192,215
NET EARNINGS PER SHARE:
Basic	$4.83		$3.64		$3.29
Diluted	$4.79		$3.60		$3.26

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28
(In thousands)	2019	2018	2017
NET EARNINGS	$842,413	$664,112	$626,970
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	(1,981)	(1,371)	949
Net change in cash flow hedge unrecognized gains	(11,717)	14,194	12,692
Other comprehensive (loss) income, net of taxes	(13,698)	12,823	13,641
TOTAL COMPREHENSIVE INCOME	$828,715	$676,935	$640,611

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,938	$44,525
Restricted cash from collections on auto loan receivables	440,669	399,442
Accounts receivable, net	139,850	133,321
Inventory	2,519,455	2,390,694
Other current assets	67,101	93,462
TOTAL CURRENT ASSETS	3,214,013	3,061,444
Auto loan receivables, net	12,428,487	11,535,704
Property and equipment, net	2,828,058	2,667,061
Deferred income taxes	61,346	63,256
Other assets	185,963	158,807
TOTAL ASSETS	$18,717,867	$17,486,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$593,171	$529,733
Accrued expenses and other current liabilities	316,215	278,771
Accrued income taxes	3,784	—
Short-term debt	1,129	127
Current portion of financing and capital lease obligations	12,166	9,994
Current portion of non-recourse notes payable	385,044	355,433
TOTAL CURRENT LIABILITIES	1,311,509	1,174,058
Long-term debt, excluding current portion	1,163,795	995,479
Financing and capital lease obligations, excluding current portion	515,240	490,369
Non-recourse notes payable, excluding current portion	12,127,290	11,266,964
Other liabilities	243,005	242,553
TOTAL LIABILITIES	15,360,839	14,169,423

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 167,478,924 and 179,747,894 shares issued and outstanding as of February 28, 2019 and February 28, 2018, respectively	83,739	89,874
Capital in excess of par value	1,237,153	1,234,047
Accumulated other comprehensive loss	(68,010)	(54,312)
Retained earnings	2,104,146	2,047,240
TOTAL SHAREHOLDERS’ EQUITY	3,357,028	3,316,849
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,717,867	$17,486,272

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28
(In thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net earnings	$842,413	$664,112	$626,970
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	182,247	179,942	168,875
Share-based compensation expense	75,011	61,879	91,595
Provision for loan losses	153,848	137,591	150,598
Provision for cancellation reserves	63,937	62,749	64,120
Deferred income tax provision	2,300	81,007	2,324
Other	2,825	1,298	4,169

Net (increase) decrease in:
Accounts receivable, net	(6,529)	19,067	(20,217)
Inventory	(128,761)	(130,131)	(328,534)
Other current assets	32,890	(34,620)	(2,781)
Auto loan receivables, net	(1,046,631)	(1,077,219)	(1,209,782)
Other assets	(7,230)	(2,361)	143
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	86,360	38,286	74,579
Other liabilities	(89,709)	(82,150)	(77,370)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	162,971	(80,550)	(455,311)
INVESTING ACTIVITIES:
Capital expenditures	(304,636)	(296,816)	(418,144)
Proceeds from disposal of property and equipment	692	97	1,229
Purchases of investments	(6,147)	(6,836)	(3,774)
Sales of investments	1,578	1,692	730
NET CASH USED IN INVESTING ACTIVITIES	(308,513)	(301,863)	(419,959)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	1,002	65	(366)
Proceeds from issuances of long-term debt	4,314,500	4,203,150	2,974,600
Payments on long-term debt	(4,146,600)	(4,160,650)	(2,734,600)
Cash paid for debt issuance costs	(17,063)	(16,261)	(17,118)
Payments on financing and capital lease obligations	(10,012)	(8,997)	(10,817)
Issuances of non-recourse notes payable	10,892,502	10,198,962	9,610,035
Payments on non-recourse notes payable	(10,001,712)	(9,296,773)	(8,395,360)
Repurchase and retirement of common stock	(904,726)	(579,570)	(564,337)
Equity issuances	58,130	73,520	59,869
NET CASH PROVIDED BY FINANCING ACTIVITIES	186,021	413,446	921,906
Increase in cash, cash equivalents and restricted cash	40,479	31,033	46,636
Cash, cash equivalents and restricted cash at beginning of year	554,898	523,865	477,229
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$595,377	$554,898	$523,865

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$46,938	$44,525	$38,416
Restricted cash from collections on auto loan receivables	440,669	399,442	380,353
Restricted cash included in other assets	107,770	110,931	105,096
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$595,377	$554,898	$523,865

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 29, 2016	194,712	$97,356	$1,130,822	$1,746,804	$(70,196)	$2,904,786
Net earnings	—	—	—	626,970	—	626,970
Other comprehensive income	—	—	—	—	13,641	13,641
Share-based compensation expense	—	—	53,356	—	—	53,356
Repurchases of common stock	(10,262)	(5,131)	(62,160)	(490,491)	—	(557,782)
Exercise of common stock options	1,887	943	58,926	—	—	59,869
Stock incentive plans, net shares issued	212	106	(4,619)	—	—	(4,513)
Tax effect from the exercise/vesting of equity awards	—	—	12,253	—	—	12,253
Balance as of February 28, 2017	186,549	93,274	1,188,578	1,883,283	(56,555)	3,108,580
Net earnings	—	—	—	664,112	—	664,112
Other comprehensive income	—	—	—	—	12,823	12,823
Share-based compensation expense	—	—	38,340	—	—	38,340
Repurchases of common stock	(8,897)	(4,448)	(58,455)	(510,735)	—	(573,638)
Exercise of common stock options	1,866	933	72,587	—	—	73,520
Stock incentive plans, net shares issued	230	115	(7,003)	—	—	(6,888)
Adoption of ASU 2018-02	—	—	—	10,580	(10,580)	—
Balance as of February 28, 2018	179,748	89,874	1,234,047	2,047,240	(54,312)	3,316,849
Net earnings	—	—	—	842,413	—	842,413
Other comprehensive loss	—	—	—	—	(13,698)	(13,698)
Share-based compensation expense	—	—	45,870	—	—	45,870
Repurchases of common stock	(13,635)	(6,817)	(97,913)	(798,371)	—	(903,101)
Exercise of common stock options	1,314	657	57,474	—	—	58,131
Stock incentive plans, net shares issued	52	25	(2,325)	—	—	(2,300)
Adoption of ASU 2014-09	—	—	—	12,864	—	12,864
Balance as of February 28, 2019	167,479	$83,739	$1,237,153	$2,104,146	$(68,010)	$3,357,028

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business and Background
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
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process in an attractive, modern sales facility, as well as through carmax.com and our mobile apps.  We provide customers with a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site wholesale auctions.

(B)	Basis of Presentation and Use of Estimates
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

On March 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition using the modified retrospective transition method for all contracts. Results for reporting periods beginning after March 1, 2018, are presented under ASU 2014-09, while comparative year amounts have not been restated and continue to be presented under the previous accounting standard. See Note 2 for further details.

In connection with our adoption of FASB ASU 2016-18 during the current fiscal year, restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of year total amounts in the consolidated statements of cash flows. Prior year amounts have been reclassified to conform to the current year's presentation.

(C)	Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and are not significant to the consolidated balance sheets as of February 28, 2019 and 2018.

(D)	Restricted Cash from Collections on Auto Loan Receivables
Cash equivalents totaling $440.7 million as of February 28, 2019, and $399.4 million as of February 28, 2018, consisted of collections of principal, interest and fee payments on auto loan receivables that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

(E)	Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

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
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $61.1 million as of February 28, 2019 and $56.8 million as of February 28, 2018.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other expense (income). Other investments totaled $83.7 million as of February 28, 2019 and $80.9 million as of February 28, 2018.

(K)	Financing Obligations
We generally account for sale-leaseback transactions as financing obligations.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as financing obligations.  Depreciation is recognized on the assets over their estimated useful lives, generally 25 years.  A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation.  In the event the sale-leasebacks are modified or extended beyond their original term, the related obligation is increased based on the present value of the revised future minimum lease payments on the date of the modification, with a corresponding increase to the net carrying amount of the assets subject to these transactions.  See Notes 11 and 15 for additional information on financing obligations.

(L)	Accrued Expenses
As of February 28, 2019 and 2018, accrued expenses and other current liabilities included accrued compensation and benefits of $155.9 million and $148.6 million, respectively; loss reserves for general liability and workers’ compensation insurance of $37.8 million and $36.5 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

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
Our revenue consists primarily of used and wholesale vehicle sales, as well as sales from EPP products and vehicle repair service. See Note 2 for additional information on our significant accounting policies related to revenue recognition.

(P)	Cost of Sales
Cost of sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale.  It also includes payroll, fringe benefits, and parts, labor and overhead costs associated with reconditioning and vehicle repair services.  The gross profit earned by our service department for used vehicle reconditioning service is a reduction of cost of sales.  We maintain a reserve to eliminate the internal profit on vehicles that have not been sold.

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
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $167.0 million in fiscal 2019, $158.6 million in fiscal 2018 and $146.0 million in fiscal 2017.

(S)	Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(T)	Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis, net of estimated forfeitures, over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair values of restricted stock, stock-settled performance stock units and stock-settled deferred stock units are based on the volume-weighted average market value on the date of the grant.  The fair value of stock-settled market stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the market price of CarMax common stock as of the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.

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

In November 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-18) related to the presentation of restricted cash in the statement of cash flows. The pronouncement requires that a statement of cash flows explain the change during the period in cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this pronouncement for our fiscal year beginning March 1, 2018. Restricted cash is now included with cash and cash equivalents in the reconciliation of beginning of year and end of period total amounts in the consolidated statements of cash flows for all periods presented, resulting in a decrease in cash used in investing activities of $24.9 million and $45.6 million for the years ended February 28, 2018 and February 28, 2017, respectively.

In March 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-07) related to net periodic pension cost and net periodic postretirement benefit cost. The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. This pronouncement requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization. We adopted this pronouncement for our fiscal year beginning March 1, 2018, and it did not have a material effect on our consolidated financial statements.

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

We plan to adopt the new standard for our fiscal year beginning March 1, 2019, using the modified retrospective transition approach; specifically, using the optional transition method provided by the accounting pronouncement (FASB ASU 2018-11), which allows for transition through a cumulative-effect adjustment at the beginning of the period of adoption. Comparative periods presented in the financial statements issued after adoption will continue to be presented in accordance with the previous lease guidance (ASC 840). At transition, we plan to elect the package of practical expedients that provides companies the ability to not reassess lease identification, lease classification or initial direct costs for contracts existing as of the transition date. We do not plan to elect the hindsight practical expedient.

We expect to record an increase of approximately $450 million in both assets and liabilities on our opening consolidated balance sheets as a result of recognizing new right-of-use assets and lease liabilities as of March 1, 2019. This estimate is based on our lease portfolio as of February 28, 2019. We expect to record an additional increase of approximately $240 million in both assets and liabilities in the first quarter of fiscal 2020 as a result of remeasurement due to changes in our assessment of the lease term subsequent to the adoption of the standard. We do not expect this standard to have a material impact on our sale-leaseback transactions currently accounted for as financing obligations, and we believe most of our leases will maintain their current lease classification under the new standard. As a result, we do not expect the new standard to have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. The new standard will not impact our compliance with current debt covenants. As an accounting policy, we plan to separate lease and nonlease components when accounting for all leases. Additionally, we plan to elect the short-term lease exemption for all leases. We are in the process of finalizing implementation of new business processes, accounting policies, systems and internal controls in preparation of adopting the new standard.

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

In August 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-12) related to the accounting for derivatives and hedging. The pronouncement expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2019, and we do not expect it to have a material effect on our consolidated financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2019, and we do not expect it to have a material effect on our consolidated financial statements.

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

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-15) related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to early adopt this pronouncement for our fiscal year beginning March 1, 2019 using the prospective approach. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-16) to permit the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. For entities that have not already adopted ASU 2017-12 (Derivatives and Hedging), the amendments in this pronouncement are required to be adopted concurrently with the amendments in ASU 2017-12. We plan to adopt ASU 2018-16 for our fiscal year beginning March 1, 2019, concurrently with the adoption of ASU 2017-12, and we do not expect it to have a material effect on our consolidated financial statements.

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

2.    Revenue

We recognize revenue when control of the good or service has been transferred to the customer, generally either at the time of sale or upon delivery to a customer.  Our contracts have a fixed contract price and revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale.  These taxes are accounted for on a net basis and are not included in net sales and operating revenues or cost of sales. We generally expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within SG&A. We do not have any significant payment terms as payment is received at or shortly after the point of sale.

On March 1, 2018, we adopted FASB ASU 2014-09 related to revenue recognition using the modified retrospective transition method for all contracts. In connection with the adoption of this standard, we recorded a net after-tax cumulative-effect adjustment to increase beginning retained earnings by $12.9 million to recognize profit-sharing revenues on ESP contracts sold on or before February 28, 2018, with corresponding adjustments to other assets and deferred income taxes. The adoption also resulted in $8.4 million recorded in other sales and revenues on our consolidated statement of earnings for fiscal 2019, relating to additional profit-sharing revenues to which we expect to be entitled. Lastly, the adoption resulted in a $21.0 million increase to other current assets and accrued expenses and other current liabilities as of February 28, 2019 related to estimated vehicle sales returns, which were previously shown on a net basis.

Disaggregation of Revenue

	Years Ended February 28
(In millions)	2019	2018	2017
Used vehicle sales	$15,172.8	$14,392.4	$13,270.7
Wholesale vehicle sales	2,393.0	2,181.2	2,082.5
Other sales and revenues:
Extended protection plan revenues	382.5	336.4	305.5
Third-party finance fees, net	(43.4)	(49.9)	(38.4)
Service revenues	136.8	134.0	133.9
Other	131.4	126.2	121.0
Total other sales and revenues	607.3	546.7	522.0
Total net sales and operating revenues	$18,173.1	$17,120.2	$15,875.1

Used Vehicle Sales. We sell used vehicles at our retail stores, and revenue from the sale of these vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with at least a 30-day limited warranty. These warranties are deemed assurance-type warranties and accounted for as warranty obligations. See Note 17 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in the ESP transaction price to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of February 28, 2019, we have recognized a long-term contract asset of $25.7 million related to cumulative profit-sharing payments to which we expect to be entitled, which is included in other assets on our consolidated balance sheets.

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
We typically use securitizations or other funding arrangements to fund loans originated by CAF, as discussed in Note 1(F).  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.
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

Components of CAF Income

	Years Ended February 28
(In millions)	2019	% (1)	2018	% (1)	2017	% (1)
Interest margin:
Interest and fee income	$972.9	8.0	$856.6	7.6	$762.0	7.5
Interest expense	(289.3)	(2.4)	(215.0)	(1.9)	(171.4)	(1.7)
Total interest margin	683.6	5.6	641.6	5.7	590.6	5.8
Provision for loan losses	(153.8)	(1.3)	(137.6)	(1.2)	(150.6)	(1.5)
Total interest margin after
provision for loan losses	529.8	4.4	504.0	4.5	440.0	4.3

Total other (expense) income	(0.4)	—	0.4	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(38.3)	(0.3)	(35.4)	(0.3)	(30.8)	(0.3)
Other direct expenses	(52.4)	(0.4)	(47.8)	(0.4)	(40.2)	(0.4)
Total direct expenses	(90.7)	(0.7)	(83.2)	(0.7)	(71.0)	(0.7)
CarMax Auto Finance income	$438.7	3.6	$421.2	3.8	$369.0	3.6

Total average managed receivables	$12,150.2		$11,210.8		$10,158.3

(1)	Percent of total average managed receivables.

4.	AUTO LOAN RECEIVABLES
Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction.  The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $12.54 billion as of February 28, 2019, and $11.64 billion as of February 28, 2018. See Notes 1(F) and 11 for additional information on securitizations and non-recourse notes payable.
Auto Loan Receivables, Net

	As of February 28
(In millions)	2019	2018
Asset-backed term funding	$10,273.4	$9,455.2
Warehouse facilities	1,877.0	1,834.0
Overcollateralization (1)	273.3	269.4
Other managed receivables (2)	86.5	60.3
Total ending managed receivables	12,510.2	11,618.9
Accrued interest and fees	49.6	43.2
Other	6.9	2.2
Less allowance for loan losses	(138.2)	(128.6)
Auto loan receivables, net	$12,428.5	$11,535.7

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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
Ending Managed Receivables by Major Credit Grade

	As of February 28
(In millions)	2019 (1)	% (2)	2018 (1)	% (2)
A	$6,225.6	49.8	$5,725.1	49.3
B	4,488.2	35.9	4,133.8	35.6
C and other	1,796.4	14.3	1,760.0	15.1
Total ending managed receivables	$12,510.2	100.0	$11,618.9	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	As of February 28
(In millions)	2019	% (1)	2018	% (1)
Balance as of beginning of year	$128.6	1.11	$123.6	1.16
Charge-offs	(274.2)		(254.4)
Recoveries	130.0		121.8
Provision for loan losses	153.8		137.6
Balance as of end of year	$138.2	1.10	$128.6	1.11

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of February 28
(In millions)	2019	% (1)	2018	% (1)
Total ending managed receivables	$12,510.2	100.0	$11,618.9	100.0

Delinquent loans:
31-60 days past due	$276.5	2.2	$246.6	2.1
61-90 days past due	141.4	1.1	116.9	1.0
Greater than 90 days past due	33.9	0.3	29.7	0.3
Total past due	$451.8	3.6	$393.2	3.4

(1)	Percent of total ending managed receivables.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

For the derivatives associated with our non-recourse funding vehicles, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $1.8 million will be reclassified from AOCL as an increase to CAF income.

As of February 28, 2019 and 2018, we had interest rate swaps outstanding with a combined notional amount of $2.23 billion and $2.16 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Derivative Instruments.  The fair values of our derivative instruments are included in either other current assets, other assets, accounts payable or other liablities.  As described in Note 5, as part of our risk management strategy, we utilize derivative instruments to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loan receivables as well as to manage exposure to variable interest rates on our term loan.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$372,448	$—	$372,448
Mutual fund investments	19,263	—	19,263
Derivative instruments	—	1,844	1,844
Total assets at fair value	$391,711	$1,844	$393,555

Percent of total assets at fair value	99.5%	0.5%	100.0%
Percent of total assets	2.1%	—%	2.1%

Liabilities:
Derivative instruments	$—	$(6,120)	$(6,120)
Total liabilities at fair value	$—	$(6,120)	$(6,120)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$276,894	$—	$276,894
Mutual fund investments	19,429	—	19,429
Derivative instruments	—	12,127	12,127
Total assets at fair value	$296,323	$12,127	$308,450

Percent of total assets at fair value	96.1%	3.9%	100.0%
Percent of total assets	1.7%	0.1%	1.8%

Liabilities:
Derivative instruments	$—	$(99)	$(99)
Total liabilities at fair value	$—	$(99)	$(99)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the years ended February 28, 2019 and 2018. As of February 28, 2019 and 2018, we had no Level 3 assets.

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2019 and 2018, respectively, are as follows:

(In thousands)	As of February 28, 2019	As of February 28, 2018
Carrying value	$500,000	$500,000
Fair value	$488,590	$492,163

7.	PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2019	2018
Land	$789,125	$722,173
Land held for development	81,100	77,145
Buildings	2,211,929	2,081,785
Leasehold improvements	247,121	215,114
Furniture, fixtures and equipment	671,166	600,739
Construction in progress	125,010	134,354
Total property and equipment	4,125,451	3,831,310
Less accumulated depreciation and amortization	1,297,393	1,164,249
Property and equipment, net	$2,828,058	$2,667,061

Land held for development represents land owned for potential store growth.  Depreciation expense was $169.8 million in fiscal 2019, $158.6 million in fiscal 2018 and $140.7 million in fiscal 2017.

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
Cancellation Reserves

	As of February 28
(In millions)	2019	2018
Balance as of beginning of year	$105.2	$108.2
Cancellations	(66.3)	(65.7)
Provision for future cancellations	63.9	62.7
Balance as of end of year	$102.8	$105.2

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2019 and 2018, the current portion of cancellation reserves was $55.6 million and $56.0 million, respectively.

9.	INCOME TAXES
Tax Reform. The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the company made a reasonable estimate of the impacts of the 2017 Tax Act and recorded this estimate in its results for the year ended February 28, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the company’s accounting for the impacts of the 2017 Tax Act. As of February 28, 2019, our analysis under SAB 118 is complete and resulted in no material adjustments to the provisional amounts recorded as of February 28, 2018.

The provision for income taxes and effective tax rate for fiscal 2018 included a $32.7 million increase in tax expense related to the revaluation of our net deferred tax asset at the lower federal statutory tax rate. This increase was partially offset by a $20.8 million benefit from the reduction in the federal statutory tax rate in the fourth quarter of fiscal 2018.

Income Tax Provision

	Years Ended February 28
(In thousands)	2019	2018	2017
Current:
Federal	$218,497	$276,597	$332,466
State	49,596	41,892	44,645
Total	268,093	318,489	377,111
Deferred:
Federal	3,601	81,486	4,098
State	(1,301)	(479)	(1,774)
Total	2,300	81,007	2,324
Income tax provision	$270,393	$399,496	$379,435

Effective Income Tax Rate Reconciliation

	Years Ended February 28
	2019	2018	2017
Federal statutory income tax rate	21.0%	32.7%	35.0%
State and local income taxes, net of federal benefit	3.4	3.1	2.7
2017 Tax Act	(0.1)	3.1	—
Share-based compensation	(0.3)	(1.3)	—
Nondeductible and other items	0.7	0.2	0.1
Credits	(0.4)	(0.2)	(0.1)
Effective income tax rate	24.3%	37.6%	37.7%

The 2017 Tax Act above includes the following impacts for fiscal 2018:

•	Revaluation of deferred taxes that existed on December 22, 2017, the enactment date of the 2017 Tax Act.

•	Deferred taxes that were created after December 22, 2017. These items were recognized in fiscal 2018 at the federal statutory tax rate of 32.7% but will reverse at the newly enacted 21% federal rate.

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2019	2018
Deferred tax assets:
Accrued expenses and other	$42,331	$37,362
Partnership basis	71,455	63,670
Share-based compensation	48,818	45,744
Capital loss carry forward	677	682
Total deferred tax assets	163,281	147,458
Less: valuation allowance	(677)	(682)
Total deferred tax assets after valuation allowance	162,604	146,776
Deferred tax liabilities:
Prepaid expenses	16,960	16,157
Property and equipment	59,537	43,663
Inventory	17,279	18,625
Profit-sharing revenues	6,599	—
Derivatives	883	5,075
Total deferred tax liabilities	101,258	83,520
Net deferred tax asset	$61,346	$63,256

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2019, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28
(In thousands)	2019	2018	2017
Balance at beginning of year	$28,685	$29,955	$26,771
Increases for tax positions of prior years	2,035	—	2,651
Decreases for tax positions of prior years	(266)	(607)	(216)
Increases based on tax positions related to the current year	2,498	3,342	4,380
Settlements	(44)	(304)	(16)
Lapse of statute	(2,638)	(3,701)	(3,615)
Balance at end of year	$30,270	$28,685	$29,955

As of February 28, 2019, we had $30.3 million of gross unrecognized tax benefits, $10.7 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2018, we had $28.7 million of gross unrecognized tax benefits, $9.6 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2017, we had $30.0 million of gross unrecognized tax benefits, $9.4 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $3.2 million, $2.8 million and $2.7 million as of February 28, 2019, 2018 and 2017, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2016.

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

Benefit Plan Information

	As of February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2019	2018	2019	2018	2019	2018
Plan assets	$166,020	$156,827	$—	$—	$166,020	$156,827
Projected benefit obligation	231,677	230,861	11,082	11,041	242,759	241,902
Funded status recognized	$(65,657)	$(74,034)	$(11,082)	$(11,041)	$(76,739)	$(85,075)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(500)	$(485)	$(500)	$(485)
Noncurrent liability	(65,657)	(74,034)	(10,582)	(10,556)	(76,239)	(84,590)
Net amount recognized	$(65,657)	$(74,034)	$(11,082)	$(11,041)	$(76,739)	$(85,075)

	Years Ended February 28
	Pension Plan			Restoration Plan			Total
(In thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Total net pension (benefit) expense	$(681)	$207	$330	$474	$468	$481	$(207)	$675	$811
Total net actuarial loss (1)	$4,478	$2,880	$17	$82	$376	$228	$4,560	$3,256	$245

(1)	Changes recognized in Accumulated Other Comprehensive Loss.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2019 or 2018; employer contributions, which increase plan assets, were $10.3 million in fiscal 2019 and $6.0 million in fiscal 2018. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2020, we anticipate that $1.8 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  We do not anticipate that any appreciable estimated actuarial losses will be amortized from accumulated other comprehensive loss for the restoration plan.
Benefit Obligations.  The accumulated benefit obligation (“ABO”) and PBO represent the obligations of the benefit plans for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current service and compensation levels. PBO is ABO increased to reflect expected future service and increased compensation levels. As a result of the freeze of plan benefits under our pension and restoration plans, the ABO and PBO balances are equal to one another at all subsequent dates.

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We do not expect to make any contributions to the pension plan in fiscal 2020. We expect the pension plan to make benefit payments of approximately $4.7 million for each of the next three fiscal years, and $5.8 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.6 million for each of the next five fiscal years.

Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2019	2018	2019	2018
Discount rate (1)	4.20%	4.10%	4.20%	4.10%

Assumptions Used to Determine Net Pension Expense

	Years Ended February 28
	Pension Plan			Restoration Plan
	2019	2018	2017	2019	2018	2017
Discount rate (1)	4.10%	4.25%	4.50%	4.10%	4.25%	4.50%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—%	—%	—%

(1)
For the restoration plan, the discount rate presented is applied to the pre-2004 annuity amounts and to post-2004 lump sum amounts for fiscal 2019 and fiscal 2018.  A rate of 4.50% is assumed for post-2004 lump sum amounts paid from the plan for fiscal 2017.

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
Fair Value of Plan Assets and Fair Value Hierarchy

	As of February 28
(In thousands)	2019	2018
Mutual funds (Level 1):
Equity securities	$106,367	$100,422
Equity securities – international	20,481	19,467
Fixed income securities	38,038	36,693
Collective funds (Level 2):
Short-term investments	1,219	322
Investment payables, net	(85)	(77)
Total	$166,020	$156,827

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are composed of mutual funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2020.

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
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $42.3 million in fiscal 2019, $39.7 million in fiscal 2018 and $32.8 million in fiscal 2017.

(C)	Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2019, fiscal 2018 and fiscal 2017.

(D)	Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2019, fiscal 2018 and fiscal 2017.

11.	DEBT

		As of February 28
(In thousands) Debt Description (1)	Maturity Date	2019	2018
Revolving credit facility (2)	August 2020	$366,529	$197,627
Term loan (2)	August 2020	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing and capital lease obligations	Various (3)	527,406	500,363
Non-recourse notes payable	Various dates through August 2025	12,535,405	11,644,615
Total debt		14,229,340	13,142,605
Less: current portion		(398,339)	(365,554)
Less: unamortized debt issuance costs		(24,676)	(24,239)
Long-term debt, net		$13,806,325	$12,752,812

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.

(3)	See Note 15 for additional information on financing and capital lease obligations.

Revolving Credit Facility.  Borrowings under our $1.20 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of February 28, 2019, the unused capacity of $833.5 million was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 3.50% in fiscal 2019, 2.49% in fiscal 2018 and 1.74% in fiscal 2017.

Term Loan.  The interest rate on our term loan was 3.51% as of February 28, 2019, and the loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.  Borrowings under the term loan are available for working capital and general corporate purposes.

Senior Notes.  Our senior unsecured notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months. Borrowings under these notes are available for working capital and general corporate purposes.

Financing and Capital Lease Obligations.  Financing obligations relate primarily to stores subject to sale-leaseback transactions that did not qualify for sale accounting.  The financing obligations were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  We have not entered into any new sale-leaseback transactions since fiscal 2009.   In the event the leases are modified or extended beyond their original lease term, the related obligation is increased based on the present value of the revised future minimum lease payments, with a corresponding increase to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the lease payments being applied to interest expense in the initial years following the modification. Capital lease obligations relate primarily to leases of buildings and transportation equipment and have initial terms ranging from 5 to 30 years with payments made monthly. Payments on both financing and capital lease obligations are recognized as interest expense and a reduction of the obligations.  See Note 15 for information on future minimum lease obligations.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through August 2025, but may mature earlier, depending upon repayment rate of the underlying auto loan receivables.

Information on our funding vehicles of non-recourse notes payable as of February 28, 2019 are as follows:

(in billions)	Capacity
Warehouse facilities
August 2019 expiration	$1.40
September 2019 expiration	0.15
February 2020 expiration	1.95
Combined warehouse facility limit	$3.50
Unused capacity	$1.62

Non-recourse notes payable outstanding:
Warehouse facilities	$1.88
Asset-backed term funding transactions	10.66
Non-recourse notes payable	$12.54

We enter into warehouse facility agreements for one-year terms and generally renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 1(F) and 4 for additional information on the related auto loan receivables.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2019, fiscal 2018 and fiscal 2017, we capitalized interest of $6.4 million, $6.9 million, and $11.2 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.

As of February 28, 2019, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

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
As of February 28, 2019, a total of $2.75 billion of board authorizations for repurchases of our common stock were outstanding, with no expiration date.  At that date, $2.11 billion remained available for repurchase.

 Common Stock Repurchases

	Years Ended February 28
	2019	2018	2017
Number of shares repurchased (in thousands)	13,634.7	8,897.2	10,262.5
Average cost per share	$66.22	$64.46	$54.34
Available for repurchase, as of end of year (in millions)	$2,113.9	$1,016.8	$1,590.4

(C)	Stock Incentive Plans
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

As of February 28, 2019, a total of 55,200,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 5,568,092 as of that date.

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and/or restricted stock awards.  Nonemployee directors receive awards of nonqualified stock options, stock grants, stock-settled restricted stock units and/or restricted stock awards.  Excluding stock grants, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year earnings before interest and taxes or cumulative three-year pretax diluted earnings per share at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%. This quotient is then multiplied by the number of PSUs granted to yield the number of shares awarded. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. As of February 28, 2019, 138,967 units were outstanding at a weighted average grant date fair value per share of $54.80.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2019, 24,712 units were outstanding at a grant date fair value of $72.58.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from date of grant.  The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of February 28, 2019, there were no units outstanding.

Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 2,802,346 shares remaining available for issuance under the plan as of February 28, 2019. Associate contributions are limited to 10% of eligible compensation, up to a maximum $7,500 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 185,856 shares at an average price per share of $67.66 during fiscal 2019, 177,433 shares at an average price per share of $65.11 during fiscal 2018 and 198,053 shares at an average price per share of $55.46 during fiscal 2017.

(D)	Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28
(In thousands)	2019	2018	2017
Cost of sales	$2,952	$2,552	$4,446
CarMax Auto Finance income	3,804	3,167	3,200
Selling, general and administrative expenses	69,928	57,701	85,393
Share-based compensation expense, before income taxes	$76,684	$63,420	$93,039

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28
(In thousands)	2019	2018	2017
Nonqualified stock options	$29,992	$26,461	$37,547
Cash-settled restricted stock units (RSUs)	29,141	23,539	38,239
Stock-settled market stock units (MSUs)	12,683	10,032	12,035
Other share-based incentives:
Stock-settled performance stock units (PSUs)	1,733	648	2,074
Stock-settled deferred stock units (DSUs)	1,155	—	—
Restricted stock (RSAs)	307	1,199	1,701
Employee stock purchase plan	1,673	1,541	1,443
Total other share-based incentives	4,868	3,388	5,218
Share-based compensation expense, before income taxes	$76,684	$63,420	$93,039

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2019
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$37.6	2.1
Stock-settled market stock units	13.3	1.3
Other share-based incentives:
Stock-settled performance stock units	1.1	0.6
Stock-settled deferred stock units	0.7	0.4
Total other share-based incentives	1.8	0.6
Total	$52.7	1.8

We recognize compensation expense for stock options, MSUs, PSUs, DSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved. The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price of our common stock on the last trading day of each reporting period.

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2019, February 28, 2018 or February 28, 2017.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2018	7,762	$54.59
Options granted	1,745	63.20
Options exercised	(1,314)	44.26
Options forfeited or expired	(324)	60.91
Outstanding as of February 28, 2019	7,869	$57.96	4.3	$48,893

Exercisable as of February 28, 2019	3,664	$55.71	3.2	$34,395

Stock Option Information

	Years Ended February 28
	2019	2018	2017
Options granted	1,745,497	1,955,117	2,345,528
Weighted average grant date fair value per share	$18.75	$16.15	$14.25
Cash received from options exercised (in millions)	$58.1	$73.5	$59.9
Intrinsic value of options exercised (in millions)	$37.1	$57.1	$52.6
Realized tax benefits (in millions)	$10.2	$21.8	$21.2

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

Assumptions Used to Estimate Option Values

	Years Ended February 28
	2019			2018			2017
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	26.1%	-	34.1%	27.3%	-	34.2%	29.3%	-	34.8%
Weighted average expected volatility			29.1%			29.7%			30.7%
Risk-free interest rate (2)	1.7%	-	3.0%	0.7%	-	2.3%	0.1%	-	2.4%
Expected term (in years) (3)			4.6			4.6			4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2018	1,460	$59.36
Stock units granted	630	$63.07
Stock units vested and converted	(343)	$72.93
Stock units cancelled	(138)	$58.33
Outstanding as of February 28, 2019	1,609	$58.00

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 28
	2019	2018	2017
Stock units granted	629,942	628,095	632,261
Initial weighted average grant date fair value per share	$63.07	$58.39	$51.63
Payments (before payroll tax withholdings) upon
vesting (in millions)	$21.0	$26.6	$23.5
Realized tax benefits (in millions)	$5.8	$10.2	$9.5

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2019
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2020	$19,121	$50,988
Fiscal 2021	21,665	57,773
Fiscal 2022	23,851	63,602
Total expected cash settlements	$64,637	$172,363

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2018	419	$74.04
Stock units granted	206	$82.09
Stock units vested and converted	(97)	$89.42
Stock units cancelled	(19)	$73.73
Outstanding as of February 28, 2019	509	$74.36

Stock-Settled Market Stock Unit Information

	Years Ended February 28
	2019	2018	2017
Stock units granted	205,868	163,618	174,211
Weighted average grant date fair value per share	$82.09	$74.09	$64.30
Realized tax benefits (in millions)	$1.4	$7.0	$5.3

13.	NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28
(In thousands except per share data)	2019	2018	2017
Net earnings	$842,413	$664,112	$626,970

Weighted average common shares outstanding	174,463	182,660	190,343
Dilutive potential common shares:
Stock options	1,028	1,390	1,379
Stock-settled restricted stock units	393	420	493
Weighted average common shares and dilutive
potential common shares	175,884	184,470	192,215

Basic net earnings per share	$4.83	$3.64	$3.29
Diluted net earnings per share	$4.79	$3.60	$3.26

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2019, fiscal 2018 and fiscal 2017, options to purchase 4,009,566 shares, 2,993,200 shares and 2,874,788 shares of common stock, respectively, were not included.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 29, 2016	$(56,470)	$(13,726)	$(70,196)
Other comprehensive (loss) income before reclassifications	(19)	5,991	5,972
Amounts reclassified from accumulated other
comprehensive loss	968	6,701	7,669
Other comprehensive income	949	12,692	13,641
Balance as of February 28, 2017	(55,521)	(1,034)	(56,555)
Other comprehensive (loss) income before reclassifications	(2,546)	12,381	9,835
Amounts reclassified from accumulated other
comprehensive loss	1,175	1,813	2,988
Other comprehensive (loss) income	(1,371)	14,194	12,823
Amounts transferred from accumulated other
comprehensive loss to retained earnings (1)	(11,605)	1,025	(10,580)
Balance as of February 28, 2018	(68,497)	14,185	(54,312)
Other comprehensive loss before reclassifications	(3,459)	(6,703)	(10,162)
Amounts reclassified from accumulated other
comprehensive loss	1,478	(5,014)	(3,536)
Other comprehensive loss	(1,981)	(11,717)	(13,698)
Balance as of February 28, 2019	$(70,478)	$2,468	$(68,010)

(1)	Reclassification due to the adoption of ASU 2018-02 in fiscal 2018.

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28
(In thousands)	2019	2018	2017
Retirement Benefit Plans (Note 10):
Actuarial loss arising during the year	$(4,560)	$(3,256)	$(246)
Tax benefit	1,101	710	227
Actuarial loss arising during the year, net of tax	(3,459)	(2,546)	(19)
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	812	749	637
CarMax Auto Finance income	51	46	37
Selling, general and administrative expenses	1,086	1,020	872
Total amortization reclassifications recognized in net pension expense	1,949	1,815	1,546
Tax expense	(471)	(640)	(578)
Amortization reclassifications recognized in net
pension expense, net of tax	1,478	1,175	968
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	(1,981)	(1,371)	949

Cash Flow Hedges (Note 5):
Effective portion of changes in fair value	(9,103)	17,953	9,878
Tax benefit (loss)	2,400	(5,572)	(3,887)
Effective portion of changes in fair value, net of tax	(6,703)	12,381	5,991
Reclassifications to CarMax Auto Finance income	(6,809)	3,009	11,038
Tax benefit (expense)	1,795	(1,196)	(4,337)
Reclassification of hedge (gains) losses, net of tax	(5,014)	1,813	6,701
Net change in cash flow hedge unrecognized gains, net of tax	(11,717)	14,194	12,692
Total other comprehensive (loss) income, net of tax	$(13,698)	$12,823	$13,641

Changes in the funded status of our retirement plans and the effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $21.4 million as of February 28, 2019 and $16.6 million as of February 28, 2018.

15.	LEASE COMMITMENTS
Our leases primarily consist of land or land and building leases related to CarMax store locations.  Our lease obligations are based upon contractual minimum rates.  Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises.  The initial term for most real property leases is typically 5 to 20 years, with renewal options of 5 to 20 years, and may include rent escalation clauses.  For financing and capital lease obligations, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations.  For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.  Rent expense for all operating leases was $56.9 million in fiscal 2019, $52.4 million in fiscal 2018 and $49.4 million in fiscal 2017.  See Note 11 for additional information on financing and capital lease obligations.

Future Minimum Lease Obligations

	As of February 28, 2019
			Operating
	Capital	Financing	Lease
(In thousands)	Leases (1)	Obligations (1)	Commitments (1)
Fiscal 2020	$5,139	$50,500	$55,295
Fiscal 2021	6,055	45,681	52,142
Fiscal 2022	6,185	44,942	48,886
Fiscal 2023	6,288	44,467	46,235
Fiscal 2024	5,186	44,589	45,067
Fiscal 2025 and thereafter	11,445	838,729	595,047
Total minimum lease payments	40,298	$1,068,908	$842,672
Less amounts representing interest	(8,518)
Present value of net minimum capital lease payments	$31,780

(1)	Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28
(In thousands)	2019	2018	2017
Cash paid for interest	$74,204	$69,431	$55,139
Cash paid for income taxes	$220,669	$353,977	$371,227
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(3,066)	$1,220	$(6,280)
Increase in financing and capital lease obligations	$35,848	$12,051	$90,517

17.	COMMITMENTS AND CONTINGENCIES

(A)	Litigation
CarMax entities are defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. CarMax entities were defendants in a fifth proceeding asserting these claims, which was dismissed after the completion of fiscal 2019. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et. al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees.  On November 21, 2018, Derek Mcelhannon et al v. CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in Superior Court of California, County of Alameda. On February 1, 2019, the Mcelhannon lawsuit was removed to the U.S District Court, Northern District of California, San Francisco Division. The Mcelhannon lawsuit seeks unspecified damages, restitution, statutory and/or civil penalties, interest, cost and attorneys’ fees.  We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in the above matters.

On September 7, 2016, James Rowland v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action asserting wage and hour claims, was filed in the U.S. District Court, Eastern District of California, Sacramento Division. On April 11, 2019, the court dismissed the Rowland lawsuit, including the class claims, and compelled arbitration of the plaintiff’s claims on an individualized basis.

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
As part of our customer service strategy, we guarantee the used vehicles we sell at retail with at least a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $7.4 million as of February 28, 2019 and $6.1 million as of February 28, 2018, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2019, we have material purchase obligations of $169.9 million, of which $81.0 million are expected to be fulfilled in fiscal 2020.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2019	2019	2019	2019	2019
Net sales and operating revenues	$4,792,592	$4,766,035	$4,295,871	$4,318,602	$18,173,100
Gross profit	$661,340	$650,636	$569,237	$599,378	$2,480,591
CarMax Auto Finance income	$115,593	$109,667	$109,725	$103,705	$438,690
Selling, general and administrative
expenses	$438,234	$453,554	$409,520	$428,967	$1,730,275
Net earnings	$238,656	$220,890	$190,311	$192,556	$842,413
Net earnings per share:
Basic	$1.34	$1.25	$1.09	$1.14	$4.83
Diluted	$1.33	$1.24	$1.09	$1.13	$4.79

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
(In thousands, except per share data)	2018	2018	2018	2018 (1)	2018
Net sales and operating revenues	$4,542,334	$4,386,640	$4,107,017	$4,084,218	$17,120,209
Gross profit	$648,938	$604,005	$539,188	$536,728	$2,328,859
CarMax Auto Finance income	$109,363	$107,936	$102,810	$101,073	$421,182
Selling, general and administrative
expenses	$403,503	$405,062	$399,672	$408,814	$1,617,051
Net earnings	$211,702	$181,424	$148,840	$122,146	$664,112
Net earnings per share:
Basic	$1.14	$0.99	$0.82	$0.68	$3.64
Diluted	$1.13	$0.98	$0.81	$0.67	$3.60

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

PART III
With the exception of the information incorporated by reference from our 2019 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2019 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2019 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2019 Proxy Statement.
The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the sub-section titled “CarMax Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2019 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2019 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2019 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the subsection titled “Proposal Four: Approval of the Amended and Restated CarMax, Inc. 2002 Stock Incentive Plan - Equity Compensation Plan Information” in our 2019 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2019 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2019 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2019 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2019 Proxy Statement.
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

10.15
Credit Agreement, dated August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), is incorporated by this reference.

10.16
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.17
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.18
Amended Notice of Market Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.19
Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.6 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.20
Amended Notice of Performance Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.7 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.21
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.22
Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.23
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.24
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.25
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.26
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.27
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.28
Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.29
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.30
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.31
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.32
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.33
Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.34
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.35
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.36
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.37
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.38
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.39
Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.40
Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.41
Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.42
Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.43
Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.44
Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.45
Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.46
CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.47
Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.48
Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.49
Consulting Agreement, dated June 27, 2018, between CarMax, Inc. and William C. Wood Jr., filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2018 (File No. 1-31420), is incorporated by this reference.*

10.50	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed herewith. *

10.51	CarMax, Inc. Severance Agreement for Executive Officer, dated April 23, 2017, between CarMax, Inc. and James Lyski, filed herewith. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ THOMAS W. REEDY
	William D. Nash		Thomas W. Reedy
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 19, 2019		April 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 19, 2019	April 19, 2019

/s/ THOMAS W. REEDY	/s/ ROBERT J. HOMBACH *
Thomas W. Reedy	Robert J. Hombach
Executive Vice President and Chief Financial Officer	Director
April 19, 2019	April 19, 2019

/s/ JILL A. LIVESAY	/s/ DAVID W. MCCREIGHT *
Jill A. Livesay	David W. McCreight
Vice President and Chief Accounting Officer	Director
April 19, 2019	April 19, 2019

/s/ PETER J. BENSEN *	/s/ PIETRO SATRIANO *
Peter J. Bensen	Pietro Satriano
Director	Director
April 19, 2019	April 19, 2019

/s/ RONALD E. BLAYLOCK *	/s/ MARCELLA SHINDER *
Ronald E. Blaylock	Marcella Shinder
Director	Director
April 19, 2019	April 19, 2019

/s/ SONA CHAWLA *	/s/ MITCHELL D. STEENROD *
Sona Chawla	Mitchell D. Steenrod
Director	Director
April 19, 2019	April 19, 2019

/s/ THOMAS J. FOLLIARD *	/s/ WILLIAM R. TIEFEL *
Thomas J. Folliard	William R. Tiefel
Director	Director
April 19, 2019	April 19, 2019

*By:	/s/ THOMAS W. REEDY
Thomas W. Reedy
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Thomas W. Reedy, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.