Form 10-Q
period 2019-05-31
CARMAX INC
filed 2019-07-03
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50	KMX	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of 6/30/2019
Common Stock, par value $0.50	165,586,114

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2019 and 2018	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2019 and 2018	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2019 and February 28, 2019	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2019 and 2018	6

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 6.	Exhibits	45

SIGNATURES			46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2019	%(1)	2018	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,540,657	84.6	$4,021,047	83.9
Wholesale vehicle sales	662,449	12.3	617,651	12.9
Other sales and revenues	163,212	3.0	153,894	3.2
NET SALES AND OPERATING REVENUES	5,366,318	100.0	4,792,592	100.0
COST OF SALES:
Used vehicle cost of sales	4,043,824	75.4	3,581,609	74.7
Wholesale vehicle cost of sales	536,490	10.0	502,945	10.5
Other cost of sales	43,621	0.8	46,698	1.0
TOTAL COST OF SALES	4,623,935	86.2	4,131,252	86.2
GROSS PROFIT	742,383	13.8	661,340	13.8
CARMAX AUTO FINANCE INCOME	115,959	2.2	115,593	2.4
Selling, general and administrative expenses	489,660	9.1	438,234	9.1
Interest expense	17,784	0.3	18,052	0.4
Other (income) expense	(359)	—	963	—
Earnings before income taxes	351,257	6.5	319,684	6.7
Income tax provision	84,513	1.6	81,028	1.7
NET EARNINGS	$266,744	5.0	$238,656	5.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	166,324		178,139
Diluted	167,643		179,421
NET EARNINGS PER SHARE:
Basic	$1.60		$1.34
Diluted	$1.59		$1.33

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2019	2018
NET EARNINGS	$266,744	$238,656
Other comprehensive loss, net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	355	369
Net change in cash flow hedge unrecognized losses	(13,551)	(1,102)
Other comprehensive loss, net of taxes	(13,196)	(733)
TOTAL COMPREHENSIVE INCOME	$253,548	$237,923

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,197	$46,938
Restricted cash from collections on auto loan receivables	479,436	440,669
Accounts receivable, net	133,879	139,850
Inventory	2,551,143	2,519,455
Other current assets	77,090	67,101
TOTAL CURRENT ASSETS	3,283,745	3,214,013
Auto loan receivables, net	12,777,257	12,428,487
Property and equipment, net of accumulated depreciation of $1,173,108 and $1,297,393 as of May 31, 2019 and February 28, 2019, respectively	2,926,592	2,828,058
Deferred income taxes	56,708	61,346
Operating lease assets	466,380	—
Other assets	203,794	185,963
TOTAL ASSETS	$19,714,476	$18,717,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$656,902	$593,171
Accrued expenses and other current liabilities	288,136	318,204
Accrued income taxes	78,200	3,784
Current portion of operating lease liabilities	29,822	—
Short-term debt	671	1,129
Current portion of long-term debt	14,362	10,177
Current portion of non-recourse notes payable	417,309	385,044
TOTAL CURRENT LIABILITIES	1,485,402	1,311,509
Long-term debt, excluding current portion	1,573,866	1,649,244
Non-recourse notes payable, excluding current portion	12,453,848	12,127,290
Operating lease liabilities, excluding current portion	458,788	—
Other liabilities	289,817	272,796
TOTAL LIABILITIES	16,261,721	15,360,839

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 165,395,165 and 167,478,924 shares issued and outstanding as of May 31, 2019 and February 28, 2019, respectively	82,697	83,739
Capital in excess of par value	1,261,742	1,237,153
Accumulated other comprehensive loss	(81,206)	(68,010)
Retained earnings	2,189,522	2,104,146
TOTAL SHAREHOLDERS’ EQUITY	3,452,755	3,357,028
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,714,476	$18,717,867

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net earnings	$266,744	$238,656
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,506	45,343
Share-based compensation expense	45,025	28,998
Provision for loan losses	38,152	30,872
Provision for cancellation reserves	25,465	20,089
Deferred income tax provision	9,392	3,602
Other	1,736	1,468
Net decrease (increase) in:
Accounts receivable, net	5,971	31,970
Inventory	(31,688)	130,665
Other current assets	(10,387)	6,806
Auto loan receivables, net	(386,922)	(337,917)
Other assets	(6,349)	(3,078)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	81,886	81,729
Other liabilities	(47,330)	(48,354)
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,201	230,849
INVESTING ACTIVITIES:
Capital expenditures	(78,970)	(79,720)
Proceeds from disposal of property and equipment	2	320
Purchases of investments	(7,224)	(5,094)
Sales of investments	81	77
NET CASH USED IN INVESTING ACTIVITIES	(86,111)	(84,417)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(458)	238
Proceeds from issuances of long-term debt	1,715,200	817,600
Payments on long-term debt	(1,809,179)	(1,017,334)
Cash paid for debt issuance costs	(3,416)	(3,647)
Payments on finance lease obligations	(745)	(164)
Issuances of non-recourse notes payable	2,851,000	2,668,502
Payments on non-recourse notes payable	(2,492,809)	(2,343,291)
Repurchase and retirement of common stock	(211,961)	(211,050)
Equity issuances	33,251	9,052
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	80,883	(80,094)
Increase in cash, cash equivalents, and restricted cash	37,973	66,338
Cash, cash equivalents, and restricted cash at beginning of year	595,377	554,898
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$633,350	$621,236

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$42,197	$76,348
Restricted cash from collections on auto loan receivables	479,436	431,407
Restricted cash included in other assets	111,717	113,481
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$633,350	$621,236

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2019	167,479	$83,739	$1,237,153	$2,104,146	$(68,010)	$3,357,028
Net earnings	—	—	—	266,744	—	266,744
Other comprehensive loss	—	—	—	—	(13,196)	(13,196)
Share-based compensation expense	—	—	18,912	—	—	18,912
Repurchases of common stock	(2,953)	(1,476)	(21,991)	(181,368)	—	(204,835)
Exercise of common stock options	727	363	32,888	—	—	33,251
Stock incentive plans, net shares issued	142	71	(5,220)	—	—	(5,149)
Balance as of May 31, 2019	165,395	$82,697	$1,261,742	$2,189,522	$(81,206)	$3,452,755

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Unaudited)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2018	179,748	$89,874	$1,234,047	$2,047,240	$(54,312)	$3,316,849
Net earnings	—	—	—	238,656	—	238,656
Other comprehensive loss	—	—	—	—	(733)	(733)
Share-based compensation expense	—	—	16,645	—	—	16,645
Repurchases of common stock	(3,308)	(1,654)	(22,824)	(182,926)	—	(207,404)
Exercise of common stock options	212	106	8,946	—	—	9,052
Stock incentive plans, net shares issued	68	34	(2,202)	—	—	(2,168)
Adoption of ASU 2014-09	—	—	—	12,864	—	12,864
Balance as of May 31, 2018	176,720	$88,360	$1,234,612	$2,115,834	$(55,045)	$3,383,761

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (the “2019 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2019 Annual Report.

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

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”) during the current fiscal year, certain prior period amounts have been reclassified to conform to the current period's presentation. In the consolidated balance sheets, financing obligations have been reclassified to current portion of long-term debt and long-term debt, excluding current portion. Also, capital lease obligations have been reclassified to accrued expenses and other current liabilities and other liabilities. In the consolidated statements of cash flows, payments on financing obligations have been reclassified to payments on long-term debt. See Notes 9 and 13 for additional information on financing obligations and leases, respectively.

Recent Accounting Pronouncements.
Adopted in the Current Period.
In February 2016, the Financing Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02, requires lessees to record most leases on their balance sheet and disclose key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases is generally consistent with the classification criteria to distinguish between capital and operating leases under previous lease accounting guidance, Leases (“ASC 840”). This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.

We adopted ASC 842 for our fiscal year beginning March 1, 2019 using the modified retrospective transition approach applied at the beginning of the period of adoption, which did not result in a cumulative-effect adjustment to retained earnings. Comparative periods presented in the financial statements continue to be presented in accordance with ASC 840. As permitted under the standard, we have elected the package of practical expedients, under which we did not reassess our prior conclusions regarding lease identification, lease classification or initial direct costs for contracts existing as of the transition date. We have also elected the practical expedient to not assess whether existing or expired land easements not previously accounted for as leases are or contain a lease under ASC 842. We have not elected the hindsight practical expedient.

The adoption of ASC 842 resulted in the recognition of $452 million of operating lease assets, which included an adjustment for deferred rent, and $474 million of operating lease liabilities on our opening consolidated balance sheet. We did not subsequently remeasure any leases based on changes in assessment of the lease term due to adoption of the standard. The adoption of the new standard did not have a material impact on our sale-leaseback transactions previously accounted for as financing obligations, nor did it have a material effect on our expense recognition pattern or, in turn, our consolidated statements of operations. The new standard does not impact our compliance with current debt covenants. As an accounting policy, we plan to separate lease and nonlease components when accounting for all leases commencing, modified or reassessed subsequent to adoption of the new standard. Additionally, we plan to elect the short-term lease exemption for all qualifying leases. We have implemented new business processes, accounting policies, systems and internal controls as part of adopting the new standard. See Note 13 for additional information on leases.

In August 2017, the FASB issued an accounting pronouncement (FASB ASU 2017-12) related to the accounting for derivatives and hedging. The pronouncement expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. We prospectively adopted this pronouncement for our fiscal year beginning March 1, 2019, and it did not have a material effect on our consolidated financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of Compensation - Stock Compensation (Topic 718), to include share-based payment transactions for acquiring goods and services from nonemployees. We adopted this pronouncement for our fiscal year beginning March 1, 2019, and it did not have a material effect on our consolidated financial statements.

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-15) related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We early adopted this pronouncement for our fiscal year beginning March 1, 2019, prospectively for all implementation costs incurred after the date of adoption. As a result of the adoption, we began capitalizing certain implementation costs that were previously expensed as incurred. Such amounts were immaterial to our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-16) to permit the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Derivatives and Hedging (Topic 815). For entities that have not already adopted ASU 2017-12, the amendments in this pronouncement are required to be adopted concurrently with the amendments in ASU 2017-12. We adopted this pronouncement for our fiscal year beginning March 1, 2019, concurrently with the adoption of ASU 2017-12, and it did not have a material effect on our consolidated financial statements.

Effective in Future Periods.
In June 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2020. We are currently evaluating the effect on our consolidated financial statements, as well as the impacts on our business processes, systems and internal controls, and expect that the standard will have a material impact on our calculation of the allowance for loan losses.

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

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2019	2018
Used vehicle sales	$4,540.7	$4,021.0
Wholesale vehicle sales	662.4	617.7
Other sales and revenues:
Extended protection plan revenues	111.3	100.1
Third-party finance fees, net	(15.5)	(14.5)
Service revenues	34.0	36.5
Other	33.4	31.8
Total other sales and revenues	163.2	153.9
Total net sales and operating revenues	$5,366.3	$4,792.6

Used Vehicle Sales. We sell used vehicles at our retail stores, and revenue from the sale of these vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000 mile limited warranty. These warranties are deemed assurance-type warranties and accounted for as warranty obligations. See Note 15 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in the ESP transaction price to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of May 31, 2019 and February 28, 2019, a long-term contract asset of $25.7 million related to cumulative profit-sharing payments to which we expect to be entitled was included in other assets on our consolidated balance sheets.

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

We typically use securitizations or other funding arrangements to fund loans originated by CAF.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$266.2	8.4	$232.3	7.9
Interest expense	(87.4)	(2.8)	(63.8)	(2.2)
Total interest margin	178.8	5.6	168.5	5.7
Provision for loan losses	(38.2)	(1.2)	(30.9)	(1.0)
Total interest margin after provision for loan losses	140.6	4.4	137.6	4.7

Direct expenses:
Payroll and fringe benefit expense	(10.1)	(0.3)	(9.6)	(0.3)
Other direct expenses	(14.5)	(0.5)	(12.4)	(0.4)
Total direct expenses	(24.6)	(0.8)	(22.0)	(0.7)
CarMax Auto Finance income	$116.0	3.7	$115.6	3.9

Total average managed receivables	$12,707.3		$11,775.4

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $12.89 billion as of May 31, 2019 and $12.54 billion as of February 28, 2019. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of May 31	As of February 28
(In millions)	2019	2019
Asset-backed term funding	$10,298.3	$10,273.4
Warehouse facilities	2,178.0	1,877.0
Overcollateralization (1)	291.9	273.3
Other managed receivables (2)	91.2	86.5
Total ending managed receivables	12,859.4	12,510.2
Accrued interest and fees	56.7	49.6
Other	8.2	6.9
Less allowance for loan losses	(147.0)	(138.2)
Auto loan receivables, net	$12,777.3	$12,428.5

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of May 31		As of February 28
(In millions)	2019 (1)	% (2)	2019 (1)	% (2)
A	$6,385.2	49.7	$6,225.6	49.8
B	4,641.0	36.1	4,488.2	35.9
C and other	1,833.2	14.2	1,796.4	14.3
Total ending managed receivables	$12,859.4	100.0	$12,510.2	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2019	% (1)	2018	% (1)
Balance as of beginning of period	$138.2	1.10	$128.6	1.11
Charge-offs	(65.9)		(58.9)
Recoveries	36.5		33.7
Provision for loan losses	38.2		30.9
Balance as of end of period	$147.0	1.14	$134.3	1.13

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of May 31		As of February 28
(In millions)	2019	% (1)	2019	% (1)
Total ending managed receivables	$12,859.4	100.0	$12,510.2	100.0
Delinquent loans:
31-60 days past due	$276.7	2.2	$276.5	2.2
61-90 days past due	124.0	1.0	141.4	1.1
Greater than 90 days past due	31.1	0.2	33.9	0.3
Total past due	$431.8	3.4	$451.8	3.6

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $5.0 million will be reclassified in AOCL as a decrease to CAF income.

As of May 31, 2019 and February 28, 2019, we had interest rate swaps outstanding with a combined notional amount of $2.47 billion and $2.23 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Derivative Instruments.  The fair values of our derivative instruments are included in either other current assets, other assets, accounts payable or other liabilities.  Our derivatives are not exchange-traded and are over-the-counter customized derivative instruments.  All of our derivative exposures are with highly rated bank counterparties.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$415,713	$—	$415,713
Mutual fund investments	21,329	—	21,329
Derivative instruments	—	593	593
Total assets at fair value	$437,042	$593	$437,635

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	2.2%	—%	2.2%

Liabilities:
Derivative instruments	$—	$(13,213)	$(13,213)
Total liabilities at fair value	$—	$(13,213)	$(13,213)

Percent of total liabilities	—%	0.1%	0.1%

	As of February 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$372,448	$—	$372,448
Mutual fund investments	19,263	—	19,263
Derivative instruments	—	1,844	1,844
Total assets at fair value	$391,711	$1,844	$393,555

Percent of total assets at fair value	99.5%	0.5%	100.0%
Percent of total assets	2.1%	—%	2.1%

Liabilities:
Derivative instruments	$—	$(6,120)	$(6,120)
Total liabilities at fair value	$—	$(6,120)	$(6,120)

Percent of total liabilities	—%	—%	—%

There were no transfers between Levels 1 and 2 for the three months ended May 31, 2019. As of May 31, 2019 and February 28, 2019, we had no Level 3 assets.

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2019 and February 28, 2019, respectively, are as follows:

(In thousands)	As of May 31, 2019	As of February 28, 2019
Carrying value	$500,000	$500,000
Fair value	$513,199	$488,590

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2019	2018
Balance as of beginning of period	$102.8	$105.2
Cancellations	(18.8)	(16.6)
Provision for future cancellations	25.5	20.1
Balance as of end of period	$109.5	$108.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2019 and February 28, 2019, the current portion of cancellation reserves was $58.7 million and $55.6 million, respectively.

8.    Income Taxes

We had $29.7 million of gross unrecognized tax benefits as of May 31, 2019, and $30.3 million as of February 28, 2019.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2019.

9.    Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	August 2020	$274,371	$366,529
Term loan (3)	August 2020	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	516,029	495,626
Non-recourse notes payable	Various dates through October 2025	12,893,596	12,535,405
Total debt		14,483,996	14,197,560
Less: current portion		(432,342)	(396,350)
Less: unamortized debt issuance costs		(23,940)	(24,676)
Long-term debt, net		$14,027,714	$13,776,534

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)
Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing. In June 2019, the credit facility was amended to increase the credit limit to $1.45 billion and extend the maturity date to June 2024.

(3)
Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing. In June 2019, the term loan was amended to extend the maturity date to June 2024.

Revolving Credit Facility. Borrowings under our $1.20 billion unsecured revolving credit facility (the “credit facility”), which was amended to increase the credit limit to $1.45 billion in June 2019, are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of May 31, 2019, the unused capacity of $925.6 million was fully available to us.

Term Loan.    Borrowings under our $300 million term loan are available for working capital and general corporate purposes. The term loan was classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.

Senior Notes. Borrowings under our unsecured senior notes totaling $500 million are available for working capital and general corporate purposes. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Financing Obligations.  Financing obligations relate to stores subject to sale-leaseback transactions that did not qualify for sale accounting.  The financing obligations were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  We have not entered into any new sale-leaseback transactions since fiscal 2009. In the event the agreements are modified or extended beyond their original term, the related obligation is adjusted based on the present value of the revised future payments, with a corresponding change to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the payments being applied to interest expense in the initial years following the modification.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through October 2025, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

Information on our funding vehicles for non-recourse notes payable as of May 31, 2019, are as follows:

(in billions)	Capacity
Warehouse facilities
August 2019 expiration	$1.40
September 2019 expiration	0.15
February 2020 expiration	1.95
Combined warehouse facility limit	$3.50
Unused capacity	$1.32

Non-recourse notes payable outstanding:
Warehouse facilities	$2.18
Asset-backed term funding transactions	10.71
Non-recourse notes payable	$12.89

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2019 and 2018, we capitalized interest of $1.6 million and $1.4 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2019, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2019, a total of $2 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.91 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended
	May 31
	2019	2018
Number of shares repurchased (in thousands)	2,953.1	3,307.6
Average cost per share	$69.35	$62.69
Available for repurchase, as of end of period (in millions)	$1,909.1	$809.5

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2018 grants, the conversion ratio is based on the company reaching certain target levels set by the board of directors for cumulative three-year pretax diluted earnings per share at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%. For the fiscal 2020 grants, the conversion ratio is based on the company reaching certain target levels set by the board of directors for annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies at the end of the each one-year period for one-third of the granted units, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. As of May 31, 2019, 128,487 units were outstanding at a weighted average grant date fair value per share of $68.32.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2019, 24,712 units were outstanding at a grant date fair value of $72.58.

Restricted Stock Awards. Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2019, there were no units outstanding.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2019	2018
Cost of sales	$2,825	$1,291
CarMax Auto Finance income	1,805	1,197
Selling, general and administrative expenses	40,893	26,977
Share-based compensation expense, before income taxes	$45,523	$29,465

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2019	2018
Nonqualified stock options	$11,842	$11,115
Cash-settled restricted stock units (RSUs)	26,113	12,354
Stock-settled market stock units (MSUs)	4,409	4,636
Other share-based incentives:
Stock-settled performance stock units (PSUs)	2,209	406
Restricted stock (RSAs)	—	487
Stock-settled deferred stock units (DSUs)	452	—
Employee stock purchase plan	498	467
Total other share-based incentives	$3,159	$1,360
Share-based compensation expense, before income taxes	$45,523	$29,465

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2019
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$59.0	2.8
Stock-settled market stock units	21.4	1.9
Other share-based incentives:
Stock-settled performance stock units	2.4	0.1
Stock-settled deferred stock units	0.2	1.9
Total other share-based incentives	2.6	1.6
Total	$83.0	2.5

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2019 or 2018.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2019	7,869	$57.96
Options granted	1,575	78.61
Options exercised	(727)	45.76
Options forfeited or expired	—	—
Outstanding as of May 31, 2019	8,717	$62.71	4.7	$136,236

Exercisable as of May 31, 2019	4,488	$58.98	3.7	$86,617

Stock Option Information

	Three Months Ended May 31
	2019	2018
Options granted	1,574,735	1,720,387
Weighted average grant date fair value per share	$22.08	$18.71
Cash received from options exercised (in millions)	$33.3	$9.1
Intrinsic value of options exercised (in millions)	$19.4	$4.2
Realized tax benefits (in millions)	$5.3	$1.2

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2019			2018
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	27.3%	-	29.5%	29.0%	-	31.4%
Weighted average expected volatility			29.3%			29.1%
Risk-free interest rate (2)	2.3%	-	2.4%	1.7%	-	2.9%
Expected term (in years) (3)			4.6			4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2019	1,609	$58.00
Stock units granted	563	$78.61
Stock units vested and converted	(491)	$51.66
Stock units cancelled	(31)	$61.05
Outstanding as of May 31, 2019	1,650	$66.86

 Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2019	2018
Stock units granted	562,586	628,547
Initial weighted average grant date fair value per share	$78.61	$63.04
Payments (before payroll tax withholdings) upon vesting (in millions)	$36.5	$20.0
Realized tax benefits (in millions)	$10.0	$5.6

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2019
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2021	$26,783	$71,420
Fiscal 2022	21,645	57,721
Fiscal 2023	23,835	63,561
Total expected cash settlements	$72,263	$192,702

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2019	509	$74.36
Stock units granted	128	$98.43
Stock units vested and converted	(148)	$63.97
Stock units cancelled	—	$—
Outstanding as of May 31, 2019	489	$83.83

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2019	2018
Stock units granted	128,376	202,043
Weighted average grant date fair value per share	$98.43	$81.86
Realized tax benefits (in millions)	$3.8	$1.4

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2019	2018
Net earnings	$266,744	$238,656

Weighted average common shares outstanding	166,324	178,139
Dilutive potential common shares:
Stock options	1,000	925
Stock-settled stock units and awards	319	357
Weighted average common shares and dilutive potential common shares	167,643	179,421

Basic net earnings per share	$1.60	$1.34
Diluted net earnings per share	$1.59	$1.33

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2019 and 2018, options to purchase 3,083,172 shares and 3,434,764 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2019	$(70,478)	$2,468	$(68,010)
Other comprehensive loss before reclassifications	—	(13,200)	(13,200)
Amounts reclassified from accumulated other comprehensive loss	355	(351)	4
Other comprehensive income (loss)	355	(13,551)	(13,196)
Balance as of May 31, 2019	$(70,123)	$(11,083)	$(81,206)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2019	2018
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$197	$201
CarMax Auto Finance income	12	13
Selling, general and administrative expenses	259	273
Total amortization reclassifications recognized in net pension expense	468	487
Tax expense	(113)	(118)
Amortization reclassifications recognized in net pension expense, net of tax	355	369
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	355	369

Cash Flow Hedges (Note 5):
Changes in fair value	(17,942)	(387)
Tax benefit	4,742	102
Changes in fair value, net of tax	(13,200)	(285)
Reclassifications to CarMax Auto Finance income	(477)	(1,109)
Tax benefit	126	292
Reclassification of hedge gains, net of tax	(351)	(817)
Net change in cash flow hedge unrecognized losses, net of tax	(13,551)	(1,102)
Total other comprehensive loss, net of tax	$(13,196)	$(733)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $26.1 million as of May 31, 2019 and $21.4 million as of February 28, 2019.

13.    Leases

Our leases primarily consist of operating and finance leases related to retail stores, office space, land and equipment. We also have stores subject to sale-leaseback transactions that did not qualify for sale accounting and are accounted for as financing obligations. For more information on these financing obligations see Note 9.
The initial term for real property leases is typically 5 to 20 years. For equipment leases, the initial term generally ranges from 3 to 8 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 20 years or more. We include options to renew (or terminate) in our lease term, and as part of our right-of-use ("ROU") assets and lease liabilities, when it is reasonably certain that we will exercise that option.
ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. We include variable lease payments in the initial measurement of ROU assets and lease liabilities only to the extent they depend on an index or rate. Changes in such indices or rates are accounted for in the period the change occurs, and do not result in the remeasurement of the ROU asset or liability. We are also responsible for payment of certain real estate taxes, insurance and other expenses on our leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU asset and lease liability. We generally account for non-lease components, such as maintenance, separately from lease components. For certain equipment leases, we apply a portfolio approach to account for the lease assets and liabilities.
Our lease agreements do not contain any material residual value guarantees or material restricted covenants. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
The components of lease expense were as follows:

(In thousands)	Three Months Ended May 31, 2019
Operating lease cost (1)	$14,555
Finance lease cost:
Depreciation of lease assets	1,098
Interest on lease liabilities	1,477
Total finance lease cost	2,575
Total lease cost	$17,130

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	As of May 31, 2019
Assets:
Operating lease assets	Operating lease assets	$466,380
Finance lease assets	Property and equipment, net (1)	71,560
Total lease assets		$537,940
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$29,822
Finance leases	Accrued expenses and other current liabilities	3,357
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	458,788
Finance leases	Other liabilities	71,717
Total lease liabilities		$563,684

(1) Finance lease assets are recorded net of accumulated depreciation of $4.4 million as of May 31, 2019.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of May 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	20.55
Finance leases	14.49

Weighted Average Discount Rate
Operating leases	5.41%
Finance leases	10.53%

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended May 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,370
Operating cash flows from finance leases	766
Financing cash flows from finance leases	745

Lease assets obtained in exchange for lease obligations:
Operating leases	21,629
Finance leases	43,261

Maturities of lease liabilities were as follows:

	As of May 31, 2019
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2020, remaining	$41,018	$6,437
Fiscal 2021	52,938	12,032
Fiscal 2022	49,841	12,253
Fiscal 2023	47,416	12,450
Fiscal 2024	46,295	15,085
Thereafter	621,894	95,087
Total lease payments	859,402	153,344
Less: interest	(370,792)	(78,270)
Present value of lease liabilities	$488,610	$75,074

(1) Lease payments exclude $36.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

As previously disclosed in our 2019 Annual Report and under the previous lease accounting standard, future minimum lease obligations were as follows:

	As of February 28, 2019
	Capital	Operating Lease
(In thousands)	Leases (1)	Commitments (1)
Fiscal 2020	$5,139	$55,295
Fiscal 2021	6,055	52,142
Fiscal 2022	6,185	48,886
Fiscal 2023	6,288	46,235
Fiscal 2024	5,186	45,067
Fiscal 2025 and thereafter	11,445	595,047
Total minimum lease payments	40,298	$842,672
Less amounts representing interest	(8,518)
Present value of net minimum lease payments	$31,780

(1) Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2019	2018
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$2,868	$645
Increase in financing obligations	$22,000	$9,704

See Note 13 for supplemental cash flow information related to leases.

15.    Contingent Liabilities

Litigation.  CarMax entities are defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et. al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees.  On November 21, 2018, Derek Mcelhannon et al v. CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in Superior Court of California, County of Alameda. On February 1, 2019, the Mcelhannon lawsuit was removed to the U.S. District Court, Northern District of California, San Francisco Division. The Mcelhannon lawsuit seeks unspecified damages, restitution, statutory and/or civil penalties, interest, cost and attorneys’ fees.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of the foregoing proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $8.8 million as of May 31, 2019, and $7.4 million as of February 28, 2019, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (“fiscal 2019”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

As of May 31, 2019, we operated 206 used car stores in 102 U.S. television markets.  As of that date, we also conducted wholesale auctions at 76 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.4% of our retail used vehicle unit sales in the first three months of fiscal 2020.  As of May 31, 2019, CAF serviced approximately 988,000 customer accounts in its $12.86 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
Our primary sources of revenue and gross profit from CarMax Sales Operations for the first three months of fiscal 2020 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first three months of fiscal 2020 as compared to the first three months of fiscal 2019 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2019	Change from Three Months Ended May 31, 2018
Income statement information
Net sales and operating revenues	$5,366.3	12.0%
Gross profit	$742.4	12.3%
CAF income	$116.0	0.3%
Selling general and administrative expenses	$489.7	11.7%
Net earnings	$266.7	11.8%
Unit sales information
Used unit sales	224,268	13.0%
Change in used unit sales in comparable stores	9.5%	N/A
Wholesale unit sales	120,768	6.6%
Per unit information
Used gross profit per unit	$2,215	—%
Wholesale gross profit per unit	$1,043	3.1%
SG&A per used vehicle unit	$2,183	(1.2)%
Per share information
Net earnings per diluted share	$1.59	19.5%

Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first three months of fiscal 2020, net cash provided by operations totaled $43.2 million. This amount, combined with $358.2 million of net issuances of non-recourse notes payable, resulted in $401.4 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the 3.0 million common shares repurchased under our share repurchase program, the reduction of our outstanding revolver balance and our store growth.

When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been funded with non-recourse notes payable, which are separately reflected as cash provided by (used in) financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash provided by operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”

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
In calendar 2018, we estimate we sold approximately 4.4% of the age 0- to 10-year old vehicles sold in the comparable store markets in which we were operating and approximately 3.3% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share includes continuing to focus on:

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

In order to execute our long-term strategy, we are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and introduce new customer experiences, such as finance pre-approval, home delivery, online appraisal and express pick-up. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we are centralizing customer support in our customer experience centers (“CEC”), which we expect to provide a more seamless integration between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies.

In December 2018, we launched our new omni-channel car buying experience in the Atlanta market, and in the first quarter of fiscal 2020 used unit sales in comparable stores and the appraisal buy rate in this market continued to out-perform full company results. In June 2019, we continued this roll-out to the majority of our Florida stores and we opened our first CEC in Atlanta. In the second quarter of fiscal 2020, we plan to continue the roll-out to new markets, including North Carolina and Virginia. We also plan to open two additional CECs later this year, and we anticipate that each of these CECs will eventually staff more than 300 associates. We anticipate having the new omni-channel experience available to the majority of our customers by the end of fiscal 2020.

While there are incremental costs and inefficiencies in the near term related to strategic initiatives, we have also identified potential cost savings through process changes and other improvements that can help offset these expenses over time. While in any individual period conditions may vary, over the long term, we would expect to leverage our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. With increased spending expected for fiscal 2020, we believe our comparable store used unit sales growth will need to be in the range of 5% to 8% to leverage SG&A. We expect the rate of growth in spending on these initiatives to slow in fiscal 2021 and taper thereafter. We will continue to look for opportunities to reduce waste and re-prioritize spend.

As of May 31, 2019, we had used car stores located in 102 U.S. television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2020, we opened 3 stores, and during the remainder of the fiscal year, we plan to open 10 stores.  In fiscal 2021, we plan to open a similar number of stores as we expect to open in fiscal 2020.  For a detailed list of stores we plan to open in the 12 months following May 31, 2019, see the table included in “PLANNED FUTURE ACTIVITIES.”

While we execute our long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see “Critical Accounting Policies” in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2019	2018	Change
Used vehicle sales	$4,540.7	$4,021.0	12.9%
Wholesale vehicle sales	662.4	617.7	7.3%
Other sales and revenues:
Extended protection plan revenues	111.3	100.1	11.2%
Third-party finance fees, net	(15.5)	(14.5)	(7.0)%
Other	67.4	68.3	(1.4)%
Total other sales and revenues	163.2	153.9	6.1%
Total net sales and operating revenues	$5,366.3	$4,792.6	12.0%

UNIT SALES

	Three Months Ended May 31
	2019	2018	Change
Used vehicles	224,268	198,398	13.0%
Wholesale vehicles	120,768	113,335	6.6%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2019	2018	Change
Used vehicles	$20,050	$20,067	(0.1)%
Wholesale vehicles	$5,213	$5,205	0.2%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2019	2018
Used vehicle units	9.5%	(2.3)%
Used vehicle revenues	9.4%	0.6%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2019	2018
Used vehicle units	13.0%	1.6%
Used vehicle revenues	12.9%	4.6%

Wholesale vehicle units	6.6%	9.6%
Wholesale vehicle revenues	7.3%	11.6%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2019	2018
CAF (2)	46.2%	48.3%
Tier 2 (3)	20.3%	17.0%
Tier 3 (4)	11.5%	10.9%
Other (5)	22.0%	23.8%
Total	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2019	2018
Used car stores, beginning of period	203	188
Store openings	3	3
Used car stores, end of period	206	191

During the first three months of fiscal 2020, we opened three stores, including two stores in new television markets (one store each in Waco, TX and McAllen, TX) and one store in an existing television market (Memphis, TN).

Used Vehicle Sales.  The 12.9% increase in used vehicle revenues in the first quarter of fiscal 2020 was due to a 13.0% increase in used unit sales. The increase in used units included a 9.5% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance primarily reflected strong conversion as well as a 15% increase in website traffic. We believe that solid execution of our store teams and the impacts of our initiatives to enhance the customer experience contributed to our continued improvements in conversion. Additional factors that we believe contributed to our comparable store sales growth include a robust lending environment, including increased conversion by our Tier 2 and Tier 3 providers, as well as a shift in the timing of some customer tax refunds into the first quarter of fiscal 2020 relative to the prior year quarter. Average retail selling price remained relatively flat.

Wholesale Vehicle Sales. Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and are primarily vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold.

The 7.3% increase in wholesale vehicle revenues in the first quarter of fiscal 2020 was primarily due to a 6.6% increase in unit sales. The wholesale unit growth was largely driven by an increase in our appraisal buy rate and the growth in our store base.

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

Other sales and revenues increased 6.1% in the first quarter of fiscal 2020. EPP revenues increased 11.2%, reflecting the combined effects of our used unit growth, increased product penetration rates and provider cost decreases, partially offset by an increase in cancellation reserves. In addition, last year's first quarter included $4.0 million in ESP profit sharing revenues. Net third-party finance fees declined $1.0 million, reflecting shifts in our sales mix by finance channel.
Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2019	2018	Change
Used vehicle gross profit	$496.8	$439.4	13.1%
Wholesale vehicle gross profit	126.0	114.7	9.8%
Other gross profit	119.6	107.2	11.6%
Total	$742.4	$661.3	12.3%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2019		2018
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,215	10.9	$2,215	10.9
Wholesale vehicle gross profit	$1,043	19.0	$1,012	18.6
Other gross profit	$533	73.3	$540	69.7
Total gross profit	$3,310	13.8	$3,333	13.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 13.1% in the first quarter of fiscal 2020, driven by the 13.0% growth in total used unit sales. Our used vehicle gross profit per unit was consistent with the corresponding prior year period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

In the first quarter of fiscal 2020, wholesale vehicle gross profit increased 9.8%, driven by the 6.6% increase in wholesale unit sales as well as an increase in our wholesale gross profit per unit. We believe our wholesale performance likely benefited from the delay in tax refunds.

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

Other gross profit rose 11.6% in the first quarter of fiscal 2020, primarily reflecting the changes in other sales and revenues discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, we believe higher vehicle acquisition prices, partially driven by lower seasonal depreciation, contributed to weaker comparable store used unit sales growth in fiscal 2019. For the first quarter of fiscal 2020, these factors have not had a significant impact on our results of operations. Changes in average vehicle selling prices also impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2019

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended May 31
(In millions except per unit data)	2019	2018	Change
Compensation and benefits (1)	$270.9	$241.5	12.2%
Store occupancy costs	96.6	87.8	10.0%
Advertising expense	41.9	38.5	8.8%
Other overhead costs (2)	80.3	70.4	14.0%
Total SG&A expenses	$489.7	$438.2	11.7%
SG&A per used vehicle unit (3)	$2,183	$2,209	$(26)

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, insurance, preopening and relocation costs, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 11.7% in the first quarter of fiscal 2020. In addition to the 10% growth in our store base since the beginning of last year’s first quarter (representing the addition of 18 stores) and higher variable costs associated with our comparable store unit growth, the net increase reflected the following:

•
$13.9 million increase in share-based compensation expense, which increased SG&A per used unit by $46. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

•	$9.9 million increase in other overhead costs, which included continued spending to advance our technology platforms and support our core and omni-channel strategic initiatives.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense was relatively flat at $17.8 million in the first quarter of fiscal 2020 compared with $18.1 million in the prior year period.

Income Taxes.  The effective income tax rate was 24.1% in the first quarter of fiscal 2020 versus 25.3% in the first quarter of fiscal 2019. During the first quarter of fiscal 2020, our provision for income taxes and effective tax rate were positively impacted by $3.1 million and 89 basis points, respectively, related to the impact of stock option settlements.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$266.2	8.4	$232.3	7.9
Interest expense	(87.4)	(2.8)	(63.8)	(2.2)
Total interest margin	$178.8	5.6	$168.5	5.7
Provision for loan losses	$(38.2)	(1.2)	$(30.9)	(1.0)
CarMax Auto Finance income	$116.0	3.7	$115.6	3.9

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2019	2018
Net loans originated (in millions)	$1,826.3	$1,665.5
Vehicle units financed	92,958	85,097
Net penetration rate (1)	41.4%	42.9%
Weighted average contract rate	8.9%	8.4%
Weighted average credit score (2)	704	704
Weighted average loan-to-value (LTV) (3)	94.4%	94.9%
Weighted average term (in months)	66.3	66.1

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2019	2018
Total ending managed receivables	$12,859.4	$11,925.0
Total average managed receivables	$12,707.3	$11,775.4
Allowance for loan losses (1)	$147.0	$134.3
Allowance for loan losses as a percentage of ending managed receivables	1.14%	1.13%
Net credit losses on managed receivables	$29.4	$25.2
Annualized net credit losses as a percentage of total average managed receivables	0.93%	0.85%
Past due accounts as a percentage of ending managed receivables	3.36%	3.16%
Average recovery rate (2)	49.2%	47.7%

(1)
The allowance for loan losses represents an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and anticipated to occur during the following 12 months.

(2)
The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 46% to a high of 60%, and it is primarily affected by the wholesale market environment.

•	CAF Income (Increase of $0.4 million or 0.3%)

◦
The increase in CAF income reflects an increase in average managed receivables, partially offset by an increase in the provision for loan losses as well as a slight decline in the total interest margin percentage.

◦	Average managed receivables grew 7.9% to $12.71 billion in the first quarter of fiscal 2020 driven primarily by the rise in CAF loan originations in recent years.

◦
The growth in net loan originations in the first quarter of fiscal 2020 resulted from our used vehicle sales growth, partially offset by a decline in CAF's penetration rate, which was impacted by the credit mix of sales during the quarter.

•	Provision for Loan Losses (Increased to $38.2 million from $30.9 million)

◦	The increase in the provision for loan losses was primarily due to the growth in average managed receivables as well as an increase in the provision as a percentage of managed receivables.

◦	The allowance for loan losses as a percentage of ending managed receivables was 1.14% as of May 31, 2019, compared with 1.13% as of May 31, 2018, and 1.10% as of February 28, 2019.

◦	While net losses were modestly above expectations, they remained well within our long-term targeted performance range.

•	Total Interest Margin (Decreased to 5.6% of averaged managed receivables from 5.7%)

◦	The decline in total interest margin percentage was the result of a gradual compression of the spread between rates charged to consumers and our funding costs in recent years.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $169.3 million and $162.4 million in CAF Tier 3 receivables were outstanding as of May 31, 2019 and February 28, 2019, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of May 31, 2019 and February 28, 2019, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021. We also opened our first CEC in June 2019 and plan to open two additional CECs later this year. We currently estimate capital expenditures will total approximately $350 million in fiscal 2020.

We currently plan to open the following stores within 12 months from May 31, 2019. During this period, we will be entering four new television markets and expanding our presence in ten existing television markets. Of the 14 stores we plan to open during the 12 months ending May 31, 2020, 5 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Pleasant Hill, California	San Francisco/Oakland/San Jose	San Francisco/Oakland	Q2 Fiscal 2020
Lubbock, Texas	Lubbock (1)	Lubbock	Q2 Fiscal 2020
Scottsdale, Arizona	Phoenix	Phoenix/Mesa/Scottsdale	Q2 Fiscal 2020
Denton, Texas	Dallas/Ft. Worth	Dallas/Fort Worth/Arlington	Q3 Fiscal 2020
Palm Desert, California	Palm Springs (1)	Riverside/San Bernardino/Ontario	Q3 Fiscal 2020
Bogart, Georgia	Atlanta	Athens/Clarke County	Q3 Fiscal 2020
Gulfport, Mississippi	Biloxi/Gulfport (1)	Gulfport/Biloxi/Pascagoula	Q3 Fiscal 2020
Fort Wayne, Indiana	Fort Wayne (1)	Fort Wayne	Q4 Fiscal 2020
Salem, Oregon	Portland	Salem	Q4 Fiscal 2020
Murfreesboro, Tennessee	Nashville	Nashville/Davidson/Murfreesboro	Q4 Fiscal 2020
Easton, Pennsylvania	Philadelphia	Allentown/Bethlehem/Easton	Q1 Fiscal 2021
Bradenton, Florida	Tampa	North Port/Sarasota/Bradenton	Q1 Fiscal 2021
Canoga Park, California	Los Angeles	Los Angeles	Q1 Fiscal 2021
Covington, Louisiana	New Orleans	New Orleans	Q1 Fiscal 2021

(1)     Represents new television market as of planned store opening date.

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

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders' equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first three months of fiscal 2020, net cash provided by operating activities totaled $43.2 million, compared with $230.8 million in the prior year period, which included increases in auto loan receivables of $386.9 million in the current year period and $337.9 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of May 31, 2019, total inventory was $2.55 billion, representing an increase of $31.7 million, or 1.3%, compared with the balance as of the start of the fiscal year.  The increase reflected a higher average carrying cost of inventory due to an increase in acquisition costs and changes in our vehicle mix, partially offset by a decline in vehicle units after having built inventories in the latter portion of fiscal 2019 to better position ourselves for seasonal sales opportunities.

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

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Three Months Ended May 31
(In millions)	2019	2018
Net cash provided by operating activities	$43.2	$230.8
Add: Net issuances of non-recourse notes payable (1)	358.2	325.2
Adjusted net cash provided by operating activities	$401.4	$556.0

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first three months of the current fiscal year decreased compared with the prior year period primarily due to changes in inventory, partially offset by an increase in net earnings.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $86.1 million in fiscal 2020 compared with $84.4 million in fiscal 2019.  Capital expenditures were $79.0 million in the current year period versus $79.7 million in the prior year period.  Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2019, 129 of our 206 used car stores were located on owned sites and 77 were located on leased sites, including 21 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of fiscal 2020, net cash provided by financing activities totaled $80.9 million compared with net cash used in financing activities of $80.1 million during the first three months of fiscal 2019.  Included in these amounts were net increases in total non-recourse notes payable of $358.2 million and $325.2 million, respectively, which were used to provide the financing for the majority of the increases of $386.9 million and $337.9 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first three months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $212.0 million as well as net repayments on our long-term debt of $94.0 million. During the first three months of fiscal 2019, cash used in financing activities was impacted by stock repurchases of $211.1 million as well as net repayments on our long-term debt of $199.7 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	August 2020	$274,371	$366,529
Term loan (3)	August 2020	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	516,029	495,626
Non-recourse notes payable	Various dates through October 2025	12,893,596	12,535,405
Total debt (4)		14,483,996	14,197,560
Cash and cash equivalents		$42,197	$46,938

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)
Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing. In June 2019, the credit facility was amended to increase the credit limit to $1.45 billion and extend the maturity date to June 2024.

(3)
Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing. In June 2019, the term loan was amended to extend the maturity date to June 2024.

(4)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $1.20 billion unsecured revolving credit facility, which was amended to increase the credit limit to $1.45 billion in June 2019, are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements were not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

See Note 9 for additional information on our revolving credit facility, term loan, senior notes and financing obligations.

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

As of May 31, 2019, $10.71 billion and $2.18 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2020, we funded a total of $1.37 billion in asset-backed term funding transactions.

We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Note 9 for additional information on the warehouse facilities.
We generally repurchase the receivables funded through our warehouse facilities when we enter into an asset-backed term funding transaction. If our counterparties were to refuse to permit these repurchases it could impact our ability to execute on our funding program. Additionally, the agreements related to the warehouse facilities include various representations and warranties, covenants and performance triggers.  If these requirements are not met, we could be unable to continue to fund receivables through the warehouse facilities.  In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the related receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2019, a total of $2 billion of board authorizations for repurchases were outstanding, with no expiration date, of which $1.91 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

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

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected sales, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Changes in general or regional U.S. economic conditions.

•	Our inability to realize the benefits associated with our omni-channel initiatives.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loan receivables than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party finance providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

•
The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	The volatility in the market price for our common stock.

•	The performance of third-party vendors we rely on for key components of our business.

•	Factors related to seasonal fluctuations in our business.

•	The occurrence of severe weather events.

•	Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 44 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to

investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2019.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 28, 2019.
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
Internal Control over Financial Reporting.    We implemented technology and related controls in connection with our adoption of ASC 842 on March 1, 2019. Other than this change, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 28, 2019, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2016, the board authorized the repurchase of up to $750 million of our common stock, in addition to the then outstanding repurchase authorizations. At the same time, the board removed the expiration date of the outstanding repurchase authorizations. On October 23, 2018, the board further authorized the repurchase of up to an additional $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2020.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2019	1,339,768	$61.33	1,339,768	$2,031,743,325
April 1 - 30, 2019	726,048	$74.48	726,048	$1,977,669,617
May 1 - 31, 2019	887,238	$77.28	887,238	$1,909,108,277
Total	2,953,054		2,953,054

Item 6.    Exhibits

10.1	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.50 to CarMax's Annual Report on Form 10-K, filed April 19, 2019.

10.2
Credit Agreement, dated as of June 7, 2019, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 11, 2019.

10.3	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 26, 2019.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

July 3, 2019