Form 10-Q
period 2019-08-31
CARMAX INC
filed 2019-10-04
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-31420

CARMAX, INC.
(Exact name of registrant as specified in its charter)

Virginia		54-1821055
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

12800 Tuckahoe Creek Parkway		23238
Richmond,	Virginia
(Address of Principal Executive Offices)		(Zip Code)
(804) 747-0422
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KMX	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2019
Common Stock, par value $0.50	164,430,050

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2019 and 2018	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2019 and 2018	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2019 and February 28, 2019	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2019 and 2018	6

		Consolidated Statements of Shareholders' Equity (Unaudited) –
		Three and Six Months Ended August 31, 2019 and 2018	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 6.	Exhibits	41

SIGNATURES			42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2019	%(1)	2018	%(1)	2019	%(1)	2018	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,346,295	83.6	$3,975,368	83.4	$8,886,952	84.1	$7,996,415	83.7
Wholesale vehicle sales	678,286	13.0	627,990	13.2	1,340,735	12.7	1,245,641	13.0
Other sales and revenues	176,570	3.4	162,677	3.4	339,782	3.2	316,571	3.3
NET SALES AND OPERATING REVENUES	5,201,151	100.0	4,766,035	100.0	10,567,469	100.0	9,558,627	100.0
COST OF SALES:
Used vehicle cost of sales	3,889,917	74.8	3,546,383	74.4	7,933,741	75.1	7,127,992	74.6
Wholesale vehicle cost of sales	560,906	10.8	516,913	10.8	1,097,396	10.4	1,019,858	10.7
Other cost of sales	56,875	1.1	52,103	1.1	100,496	1.0	98,801	1.0
TOTAL COST OF SALES	4,507,698	86.7	4,115,399	86.3	9,131,633	86.4	8,246,651	86.3
GROSS PROFIT	693,453	13.3	650,636	13.7	1,435,836	13.6	1,311,976	13.7
CARMAX AUTO FINANCE INCOME	114,131	2.2	109,667	2.3	230,090	2.2	225,260	2.4
Selling, general and administrative expenses	480,831	9.2	453,554	9.5	970,491	9.2	891,788	9.3
Interest expense	21,073	0.4	17,950	0.4	38,857	0.4	36,002	0.4
Other expense (income)	143	—	(686)	—	(216)	—	277	—
Earnings before income taxes	305,537	5.9	289,485	6.1	656,794	6.2	609,169	6.4
Income tax provision	71,938	1.4	68,595	1.4	156,451	1.5	149,623	1.6
NET EARNINGS	$233,599	4.5	$220,890	4.6	$500,343	4.7	$459,546	4.8
WEIGHTED AVERAGE COMMON SHARES:
Basic	165,354		176,284		165,839		177,211
Diluted	167,272		178,200		167,458		178,811
NET EARNINGS PER SHARE:
Basic	$1.41		$1.25		$3.02		$2.59
Diluted	$1.40		$1.24		$2.99		$2.57

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2019	2018	2019	2018
NET EARNINGS	$233,599	$220,890	$500,343	$459,546
Other comprehensive (loss) income, net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	356	370	711	739
Net change in cash flow hedge unrecognized losses	(10,780)	240	(24,331)	(862)
Other comprehensive (loss) income, net of taxes	(10,424)	610	(23,620)	(123)
TOTAL COMPREHENSIVE INCOME	$223,175	$221,500	$476,723	$459,423

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,737	$46,938
Restricted cash from collections on auto loan receivables	483,374	440,669
Accounts receivable, net	141,091	139,850
Inventory	2,604,750	2,519,455
Other current assets	114,987	67,101
TOTAL CURRENT ASSETS	3,384,939	3,214,013
Auto loan receivables, net	13,065,959	12,428,487
Property and equipment, net of accumulated depreciation of $1,199,375 and $1,297,393 as of August 31, 2019 and February 28, 2019, respectively	2,981,260	2,828,058
Deferred income taxes	66,048	61,346
Operating lease assets	456,449	—
Other assets	185,599	185,963
TOTAL ASSETS	$20,140,254	$18,717,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$628,507	$593,171
Accrued expenses and other current liabilities	301,503	318,204
Accrued income taxes	1,389	3,784
Current portion of operating lease liabilities	30,066	—
Short-term debt	915	1,129
Current portion of long-term debt	10,762	10,177
Current portion of non-recourse notes payable	423,562	385,044
TOTAL CURRENT LIABILITIES	1,396,704	1,311,509
Long-term debt, excluding current portion	1,689,079	1,649,244
Non-recourse notes payable, excluding current portion	12,695,050	12,127,290
Operating lease liabilities, excluding current portion	448,640	—
Other liabilities	299,224	272,796
TOTAL LIABILITIES	16,528,697	15,360,839

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 164,885,648 and 167,478,924 shares issued and outstanding as of August 31, 2019 and February 28, 2019, respectively	82,442	83,739
Capital in excess of par value	1,313,290	1,237,153
Accumulated other comprehensive loss	(91,630)	(68,010)
Retained earnings	2,307,455	2,104,146
TOTAL SHAREHOLDERS’ EQUITY	3,611,557	3,357,028
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,140,254	$18,717,867

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net earnings	$500,343	$459,546
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	103,468	90,311
Share-based compensation expense	68,887	54,234
Provision for loan losses	83,693	70,863
Provision for cancellation reserves	45,471	38,699
Deferred income tax provision	3,812	2,539
Other	3,718	1,358
Net (increase) decrease in:
Accounts receivable, net	(1,241)	28,438
Inventory	(85,295)	33,339
Other current assets	(48,452)	22,161
Auto loan receivables, net	(721,165)	(675,614)
Other assets	15,421	(7,167)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(26,632)	57,639
Other liabilities	(67,484)	(65,461)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(125,456)	110,885
INVESTING ACTIVITIES:
Capital expenditures	(171,347)	(171,111)
Proceeds from disposal of property and equipment	3	565
Purchases of investments	(8,244)	(5,306)
Sales of investments	720	904
NET CASH USED IN INVESTING ACTIVITIES	(178,868)	(174,948)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(214)	3,169
Proceeds from issuances of long-term debt	3,293,500	1,300,600
Payments on long-term debt	(3,284,866)	(1,460,584)
Cash paid for debt issuance costs	(10,862)	(8,189)
Payments on finance lease obligations	(1,694)	(335)
Issuances of non-recourse notes payable	5,748,000	5,486,502
Payments on non-recourse notes payable	(5,141,901)	(4,878,974)
Repurchase and retirement of common stock	(341,929)	(381,347)
Equity issuances	86,521	47,502
NET CASH PROVIDED BY FINANCING ACTIVITIES	346,555	108,344
Increase in cash, cash equivalents, and restricted cash	42,231	44,281
Cash, cash equivalents, and restricted cash at beginning of year	595,377	554,898
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$637,608	$599,179

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$40,737	$37,147
Restricted cash from collections on auto loan receivables	483,374	447,642
Restricted cash included in other assets	113,497	114,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$637,608	$599,179

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Three and Six Months Ended August 31, 2019
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2019	167,479	$83,739	$1,237,153	$2,104,146	$(68,010)	$3,357,028
Net earnings	—	—	—	266,744	—	266,744
Other comprehensive loss	—	—	—	—	(13,196)	(13,196)
Share-based compensation expense	—	—	18,912	—	—	18,912
Repurchases of common stock	(2,953)	(1,476)	(21,991)	(181,368)	—	(204,835)
Exercise of common stock options	727	363	32,888	—	—	33,251
Stock incentive plans, net shares issued	142	71	(5,220)	—	—	(5,149)
Balance as of May 31, 2019	165,395	$82,697	$1,261,742	$2,189,522	$(81,206)	$3,452,755
Net earnings	—	—	—	233,599	—	233,599
Other comprehensive loss	—	—	—	—	(10,424)	(10,424)
Share-based compensation expense	—	—	10,757	—	—	10,757
Repurchases of common stock	(1,526)	(763)	(11,933)	(115,666)	—	(128,362)
Exercise of common stock options	1,008	504	52,766	—	—	53,270
Stock incentive plans, net shares issued	9	4	(42)	—	—	(38)
Balance as of August 31, 2019	164,886	$82,442	$1,313,290	$2,307,455	$(91,630)	$3,611,557

	Three and Six Months Ended August 31, 2018
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2018	179,748	$89,874	$1,234,047	$2,047,240	$(54,312)	$3,316,849
Net earnings	—	—	—	238,656	—	238,656
Other comprehensive loss	—	—	—	—	(733)	(733)
Share-based compensation expense	—	—	16,645	—	—	16,645
Repurchases of common stock	(3,308)	(1,654)	(22,824)	(182,926)	—	(207,404)
Exercise of common stock options	212	106	8,946	—	—	9,052
Stock incentive plans, net shares issued	68	34	(2,202)	—	—	(2,168)
Adoption of ASU 2014-09	—	—	—	12,864	—	12,864
Balance as of May 31, 2018	176,720	$88,360	$1,234,612	$2,115,834	$(55,045)	$3,383,761
Net earnings	—	—	—	220,890	—	220,890
Other comprehensive income	—	—	—	—	610	610
Share-based compensation expense	—	—	9,695	—	—	9,695
Repurchases of common stock	(2,291)	(1,146)	(16,334)	(153,746)	—	(171,226)
Exercise of common stock options	860	430	38,019	—	—	38,449
Stock incentive plans, net shares issued	1	1	(62)	—	—	(61)
Balance as of August 31, 2018	175,290	$87,645	$1,265,930	$2,182,978	$(54,435)	$3,482,118

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

Recent Accounting Pronouncements.
Adopted in the Current Period.
In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-13) related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We early adopted this pronouncement during the second quarter of fiscal 2020, and it did not have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2019	2018	2019	2018
Used vehicle sales	$4,346.3	$3,975.4	$8,887.0	$7,996.4
Wholesale vehicle sales	678.3	628.0	1,340.7	1,245.6
Other sales and revenues:
Extended protection plan revenues	113.3	98.5	224.6	198.6
Third-party finance fees, net	(10.3)	(9.7)	(25.8)	(24.2)
Service revenues	33.4	36.1	67.3	72.7
Other	40.2	37.8	73.7	69.5
Total other sales and revenues	176.6	162.7	339.8	316.6
Total net sales and operating revenues	$5,201.2	$4,766.0	$10,567.5	$9,558.6

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000 mile limited warranty. These warranties are deemed assurance-type warranties and accounted for as warranty obligations. See Note 15 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. Profit-sharing payments by the ESP provider begin when the underlying ESPs reach a specified level of claims history. As of August 31, 2019 and February 28, 2019, we recognized a contract asset of $32.2 million and $25.7 million, respectively, related to cumulative profit-sharing payments to which we expect to be entitled. During the current quarter, this amount was reclassified from other assets to other current assets on our consolidated balance sheets, as we expect to begin receiving ESP profit-sharing payments in the first calendar quarter of 2020. While the initial payment could be up to $50 million, the revenue recognized to-date represents the amount for which we have determined it is probable it will not result in a significant revenue reversal. The first payment reflects the accumulation of profit-sharing for four years under our current contracts with the providers, while any subsequent profit-sharing payments we receive will only reflect one year of incremental earnings.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$275.7	8.5	$242.2	8.0	$541.9	8.4	$474.5	8.0
Interest expense	(90.6)	(2.8)	(69.1)	(2.3)	(178.0)	(2.8)	(132.9)	(2.2)
Total interest margin	185.1	5.7	173.1	5.7	363.9	5.7	341.6	5.7
Provision for loan losses	(45.5)	(1.4)	(40.0)	(1.3)	(83.7)	(1.3)	(70.9)	(1.2)
Total interest margin after provision for loan losses	139.6	4.3	133.1	4.4	280.2	4.4	270.7	4.5

Total other expense	—	—	(0.3)	—	—	—	(0.3)	—

Direct expenses:
Payroll and fringe benefit expense	(10.4)	(0.3)	(9.6)	(0.3)	(20.5)	(0.3)	(19.2)	(0.3)
Other direct expenses	(15.1)	(0.5)	(13.5)	(0.4)	(29.6)	(0.5)	(25.9)	(0.4)
Total direct expenses	(25.5)	(0.8)	(23.1)	(0.8)	(50.1)	(0.8)	(45.1)	(0.8)
CarMax Auto Finance income	$114.1	3.5	$109.7	3.6	$230.1	3.6	$225.3	3.8

Total average managed receivables	$13,012.1		$12,067.5		$12,859.7		$11,921.4

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $13.14 billion as of August 31, 2019 and $12.54 billion as of February 28, 2019. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of August 31	As of February 28
(In millions)	2019	2019
Asset-backed term funding	$10,452.9	$10,273.4
Warehouse facilities	2,265.0	1,877.0
Overcollateralization (1)	295.2	273.3
Other managed receivables (2)	118.4	86.5
Total ending managed receivables	13,131.5	12,510.2
Accrued interest and fees	59.3	49.6
Other	25.6	6.9
Less allowance for loan losses	(150.4)	(138.2)
Auto loan receivables, net	$13,066.0	$12,428.5

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of August 31		As of February 28
(In millions)	2019 (1)	% (2)	2019 (1)	% (2)
A	$6,533.6	49.8	$6,225.6	49.8
B	4,753.5	36.2	4,488.2	35.9
C and other	1,844.4	14.0	1,796.4	14.3
Total ending managed receivables	$13,131.5	100.0	$12,510.2	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Balance as of beginning of period	$147.0	1.14	$134.3	1.13	$138.2	1.10	$128.6	1.11
Charge-offs	(76.3)		(64.9)		(142.2)		(123.8)
Recoveries	34.2		28.7		70.7		62.4
Provision for loan losses	45.5		40.0		83.7		70.9
Balance as of end of period	$150.4	1.15	$138.1	1.13	$150.4	1.15	$138.1	1.13

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of August 31		As of February 28
(In millions)	2019	% (1)	2019	% (1)
Total ending managed receivables	$13,131.5	100.0	$12,510.2	100.0
Delinquent loans:
31-60 days past due	$292.0	2.2	$276.5	2.2
61-90 days past due	140.8	1.1	141.4	1.1
Greater than 90 days past due	33.7	0.3	33.9	0.3
Total past due	$466.5	3.6	$451.8	3.6

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $10.8 million will be reclassified in AOCL as a decrease to CAF income.

As of August 31, 2019 and February 28, 2019, we had interest rate swaps outstanding with a combined notional amount of $2.53 billion and $2.23 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$272,991	$—	$272,991
Mutual fund investments	21,663	—	21,663
Derivative instruments	—	1	1
Total assets at fair value	$294,654	$1	$294,655

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	1.5%	—%	1.5%

Liabilities:
Derivative instruments	$—	$(15,747)	$(15,747)
Total liabilities at fair value	$—	$(15,747)	$(15,747)

Percent of total liabilities	—%	(0.1)%	(0.1)%

	As of February 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$372,448	$—	$372,448
Mutual fund investments	19,263	—	19,263
Derivative instruments	—	1,844	1,844
Total assets at fair value	$391,711	$1,844	$393,555

Percent of total assets at fair value	99.5%	0.5%	100.0%
Percent of total assets	2.1%	—%	2.1%

Liabilities:
Derivative instruments	$—	$(6,120)	$(6,120)
Total liabilities at fair value	$—	$(6,120)	$(6,120)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2019 and February 28, 2019, respectively, are as follows:

(In thousands)	As of August 31, 2019	As of February 28, 2019
Carrying value	$500,000	$500,000
Fair value	$532,508	$488,590

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2019	2018	2019	2018
Balance as of beginning of period	$109.5	$108.7	$102.8	$105.2
Cancellations	(17.9)	(16.7)	(36.7)	(33.3)
Provision for future cancellations	20.0	18.6	45.5	38.7
Balance as of end of period	$111.6	$110.6	$111.6	$110.6

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2019 and February 28, 2019, the current portion of cancellation reserves was $59.9 million and $55.6 million, respectively.

8.    Income Taxes

We had $30.1 million of gross unrecognized tax benefits as of August 31, 2019, and $30.3 million as of February 28, 2019.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2019.

9.    Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	June 2024	$379,515	$366,529
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,897	495,626
Non-recourse notes payable	Various dates through January 2026	13,141,504	12,535,405
Total debt		14,843,916	14,197,560
Less: current portion		(435,239)	(396,350)
Less: unamortized debt issuance costs		(24,548)	(24,676)
Long-term debt, net		$14,384,129	$13,776,534

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of August 31, 2019, the unused capacity of $1.07 billion was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through January 2026, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

Information on our funding vehicles for non-recourse notes payable as of August 31, 2019, are as follows:

(in billions)	Capacity
Warehouse facilities
September 2019 expiration (1)	$0.15
February 2020 expiration	1.95
August 2020 expiration	1.40
Combined warehouse facility limit	$3.50
Unused capacity	$1.24

Non-recourse notes payable outstanding:
Warehouse facilities	$2.26
Asset-backed term funding transactions	10.88
Non-recourse notes payable	$13.14

(1)	In September 2019, the expiration date was extended to September 2020.

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2019 and 2018, we capitalized interest of $3.3 million and $3.1 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2019, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2019, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.78 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2019	2018	2019	2018
Number of shares repurchased (in thousands)	1,525.5	2,291.7	4,478.6	5,599.3
Average cost per share	$84.13	$74.70	$74.38	$67.61
Available for repurchase, as of end of period (in millions)	$1,780.8	$638.3	$1,780.8	$638.3

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2019	2018	2019	2018
Cost of sales	$1,340	$1,603	$4,165	$2,894
CarMax Auto Finance income	1,044	1,237	2,849	2,434
Selling, general and administrative expenses	21,903	22,775	62,796	49,752
Share-based compensation expense, before income taxes	$24,287	$25,615	$69,810	$55,080

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2019	2018	2019	2018
Nonqualified stock options	$6,321	$6,493	$18,163	$17,608
Cash-settled restricted stock units (RSUs)	13,105	15,540	39,218	27,894
Stock-settled market stock units (MSUs)	3,052	2,643	7,461	7,279
Other share-based incentives:
Stock-settled performance stock units (PSUs)	(576)	320	1,633	726
Restricted stock (RSAs)	—	(54)	—	433
Stock-settled deferred stock units (DSUs)	1,960	294	2,412	294
Employee stock purchase plan	425	379	923	846
Total other share-based incentives	$1,809	$939	$4,968	$2,299
Share-based compensation expense, before income taxes	$24,287	$25,615	$69,810	$55,080

(C) Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2019
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2019	7,869	509	164	1,609
Granted	1,588	129	83	562
Exercised or vested and converted	(1,735)	(149)	(81)	(496)
Cancelled	(16)	(5)	—	(69)
Outstanding as of August 31, 2019	7,706	484	166	1,606

Weighted average grant date fair value per share/unit:

Granted	$22.09	$98.50	$80.55	$78.61
Ending outstanding	$18.11	$83.89	$70.97	$66.86

	As of August 31, 2019
Unrecognized compensation (in millions)	$53.0	$18.4	$5.3

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2019	2018	2019	2018
Net earnings	$233,599	$220,890	$500,343	$459,546

Weighted average common shares outstanding	165,354	176,284	165,839	177,211
Dilutive potential common shares:
Stock options	1,579	1,462	1,289	1,194
Stock-settled stock units and awards	339	454	330	406
Weighted average common shares and dilutive potential common shares	167,272	178,200	167,458	178,811

Basic net earnings per share	$1.41	$1.25	$3.02	$2.59
Diluted net earnings per share	$1.40	$1.24	$2.99	$2.57

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2019 and 2018, options to purchase 1,288,413 shares and 2,210,917 shares of common stock, respectively, were not included. For the six months ended August 31, 2019 and 2018, options to purchase 1,096,811 shares and 3,805,873 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2019	$(70,478)	$2,468	$(68,010)
Other comprehensive loss before reclassifications	—	(24,554)	(24,554)
Amounts reclassified from accumulated other comprehensive loss	711	223	934
Other comprehensive income (loss)	711	(24,331)	(23,620)
Balance as of August 31, 2019	$(69,767)	$(21,863)	$(91,630)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2019	2018	2019	2018
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$201	$204	$398	$405
CarMax Auto Finance income	12	12	24	25
Selling, general and administrative expenses	256	271	515	544
Total amortization reclassifications recognized in net pension expense	469	487	937	974
Tax expense	(113)	(117)	(226)	(235)
Amortization reclassifications recognized in net pension expense, net of tax	356	370	711	739
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	356	370	711	739

Cash Flow Hedges (Note 5):
Changes in fair value	(15,431)	2,187	(33,373)	1,800
Tax benefit (expense)	4,077	(577)	8,819	(475)
Changes in fair value, net of tax	(11,354)	1,610	(24,554)	1,325
Reclassifications to CarMax Auto Finance income	780	(1,861)	303	(2,970)
Tax (expense) benefit	(206)	491	(80)	783
Reclassification of hedge losses (gains), net of tax	574	(1,370)	223	(2,187)
Net change in cash flow hedge unrecognized losses, net of tax	(10,780)	240	(24,331)	(862)
Total other comprehensive (loss) income, net of tax	$(10,424)	$610	$(23,620)	$(123)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $29.9 million as of August 31, 2019 and $21.4 million as of February 28, 2019.

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
The components of lease expense were as follows:

(In thousands)	Three Months Ended August 31, 2019	Six Months Ended August 31, 2019
Operating lease cost (1)	$14,257	$28,812
Finance lease cost:
Depreciation of lease assets	1,453	2,551
Interest on lease liabilities	1,969	3,446
Total finance lease cost	3,422	5,997
Total lease cost	$17,679	$34,809

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	As of August 31, 2019
Assets:
Operating lease assets	Operating lease assets	$456,449
Finance lease assets	Property and equipment, net (1)	70,499
Total lease assets		$526,948
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,066
Finance leases	Accrued expenses and other current liabilities	3,672
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	448,640
Finance leases	Other liabilities	71,999
Total lease liabilities		$554,377

(1) Finance lease assets are recorded net of accumulated depreciation of $5.9 million as of August 31, 2019.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of August 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	20.27
Finance leases	14.35

Weighted Average Discount Rate
Operating leases	5.41%
Finance leases	10.50%

Supplemental cash flow information related to leases was as follows:

(In thousands)	Six Months Ended August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,601
Operating cash flows from finance leases	1,581
Financing cash flows from finance leases	1,694

Lease assets obtained in exchange for lease obligations:
Operating leases	19,137
Finance leases	43,653

Maturities of lease liabilities were as follows:

	As of August 31, 2019
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2020, remaining	$27,247	$4,726
Fiscal 2021	52,990	12,110
Fiscal 2022	49,802	12,332
Fiscal 2023	47,339	12,529
Fiscal 2024	46,204	15,164
Thereafter	612,822	95,111
Total lease payments	836,404	151,972
Less: interest	(357,698)	(76,301)
Present value of lease liabilities	$478,706	$75,671

(1) Lease payments exclude $36.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

As previously disclosed in our 2019 Annual Report and under the previous lease accounting standard, future minimum lease obligations were as follows:

	As of February 28, 2019
	Capital	Operating Lease
(In thousands)	Leases (1)	Commitments (1)
Fiscal 2020	$5,139	$55,295
Fiscal 2021	6,055	52,142
Fiscal 2022	6,185	48,886
Fiscal 2023	6,288	46,235
Fiscal 2024	5,186	45,067
Fiscal 2025 and thereafter	11,445	595,047
Total minimum lease payments	40,298	$842,672
Less amounts representing interest	(8,518)
Present value of net minimum lease payments	$31,780

(1) Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2019	2018
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$2,226	$(5,509)
Increase in financing obligations	$31,893	$19,605

See Note 13 for supplemental cash flow information related to leases.

15.    Contingent Liabilities

Litigation.  CarMax entities are defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage, provide meal periods and rest breaks, pay statutory/contractual wages, reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et. al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees.  On November 21, 2018, Derek Mcelhannon et al v. CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in Superior Court of California, County of Alameda. On February 1, 2019, the Mcelhannon lawsuit was removed to the U.S. District Court, Northern District of California, San Francisco Division. The lawsuit was remanded back to the Superior Court of California, County of Alameda on June 4, 2019. The Mcelhannon lawsuit seeks unspecified damages, restitution, statutory and/or civil penalties, interest, cost and attorneys’ fees.  Based upon our evaluation of information currently available, we believe that the ultimate resolution of the foregoing proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $10.1 million as of August 31, 2019, and $7.4 million as of February 28, 2019, and is included in accrued expenses and other current liabilities.

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

As of August 31, 2019, we operated 209 used car stores in 103 U.S. television markets.  As of that date, we also conducted wholesale auctions at 76 used car stores and we operated 2 new car franchises.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.8% of our retail used vehicle unit sales in the first six months of fiscal 2020.  As of August 31, 2019, CAF serviced approximately 1,004,000 customer accounts in its $13.13 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first six months of fiscal 2020 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first half of fiscal 2020 as compared to the second quarter and first half of fiscal 2019 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2019	Change from Three Months Ended August 31, 2018	Six Months Ended August 31, 2019	Change from Six Months Ended August 31, 2018
Income statement information
Net sales and operating revenues	$5,201.2	9.1%	$10,567.5	10.6%
Gross profit	$693.5	6.6%	$1,435.8	9.4%
CAF income	$114.1	4.1%	$230.1	2.1%
Selling, general and administrative expenses	$480.8	6.0%	$970.5	8.8%
Net earnings	$233.6	5.8%	$500.3	8.9%
Unit sales information
Used unit sales	209,091	6.2%	433,359	9.6%
Change in used unit sales in comparable stores	3.2%	N/A	6.3%	N/A
Wholesale unit sales	126,513	4.7%	247,281	5.6%
Per unit information
Used gross profit per unit	$2,183	0.2%	$2,200	0.1%
Wholesale gross profit per unit	$928	1.0%	$984	2.1%
SG&A per used vehicle unit	$2,300	(0.2)%	$2,239	(0.8)%
Per share information
Net earnings per diluted share	$1.40	12.9%	$2.99	16.3%

Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first six months of fiscal 2020, net cash used in operations totaled $125.5 million. This amount, combined with $606.1 million of net issuances of non-recourse notes payable, resulted in $480.6 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the repurchase of 4.5 million common shares under our share repurchase program and our store growth.

When considering cash provided by operating activities, management does not include increases in auto loan receivables that have been funded with non-recourse notes payable, which are separately reflected as cash provided by (used in) financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”

Future Outlook
Our long-term strategy is to complete the rollout of our retail concept, including our new omni-channel experience, and to increase our share of used vehicle unit sales in each of the markets in which we operate. Our omni-channel experience empowers customers to buy a car on their own terms, whether completely from home, in-store, or through a seamlessly integrated combination of online and in-store experiences. We believe that, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe that increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.
In calendar 2018, we estimate we sold approximately 4.4% of the age 0- to 10-year old vehicles sold in the comparable store markets in which we were operating and approximately 3.3% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share includes continuing to focus on:

•	Opening stores in new markets and expanding our presence in existing markets.

•	Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.

•	Hiring and developing an engaged and skilled workforce.

•	Improving efficiency in our stores and our logistics operations to drive out waste.

•	Leveraging data and advanced analytics to continuously improve the customer experience as well as our processes and systems.

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

In December 2018, we launched our new omni-channel car buying experience in the Atlanta market, and in the second quarter and first half of fiscal 2020, used unit sales in comparable stores and the appraisal buy rate in this market continued to out-perform full company results. During the second quarter of fiscal 2020, we continued this roll-out to several new markets, including markets in Florida, North Carolina, Virginia and Texas, making the omni-channel experience available to approximately one-third of our customer base. We expect performance in each new omni-channel market will vary. Going forward, we plan to discuss our omni-channel results as a whole rather than on a market-by-market basis. We opened CECs in Atlanta and Kansas City during the second quarter of fiscal 2020, and later this year we plan to open another CEC in Phoenix. We anticipate staffing each of these CECs with more than 300 associates. We remain on track to make the omni-channel experience available to the majority of our customers by the end of fiscal 2020.

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

As of August 31, 2019, we had used car stores located in 103 U.S. television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2020, we opened six stores, and during the remainder of the fiscal year, we plan to open seven stores.  In fiscal 2021, we plan to open a similar number of stores as we expect to open in fiscal 2020.  For a detailed list of stores we plan to open in the 12 months following August 31, 2019, see the table included in “PLANNED FUTURE ACTIVITIES.”

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2019	2018	Change	2019	2018	Change
Used vehicle sales	$4,346.3	$3,975.4	9.3%	$8,887.0	$7,996.4	11.1%
Wholesale vehicle sales	678.3	628.0	8.0%	1,340.7	1,245.6	7.6%
Other sales and revenues:
Extended protection plan revenues	113.3	98.5	15.0%	224.6	198.6	13.1%
Third-party finance fees, net	(10.3)	(9.7)	(6.6)%	(25.8)	(24.2)	(6.8)%
Other	73.6	73.9	(0.4)%	141.0	142.2	(0.9)%
Total other sales and revenues	176.6	162.7	8.5%	339.8	316.6	7.3%
Total net sales and operating revenues	$5,201.2	$4,766.0	9.1%	$10,567.5	$9,558.6	10.6%

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2019	2018	Change	2019	2018	Change
Used vehicles	209,091	196,880	6.2%	433,359	395,278	9.6%
Wholesale vehicles	126,513	120,866	4.7%	247,281	234,201	5.6%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2019	2018	Change	2019	2018	Change
Used vehicles	$20,581	$20,005	2.9%	$20,306	$20,036	1.3%
Wholesale vehicles	$5,090	$4,955	2.7%	$5,150	$5,076	1.5%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2019	2018	2019	2018
Used vehicle units	3.2%	2.1%	6.3%	(0.2)%
Used vehicle revenues	6.3%	3.8%	7.9%	2.2%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018
Used vehicle units	6.2%	5.8%	9.6%	3.7%
Used vehicle revenues	9.3%	7.6%	11.1%	6.1%

Wholesale vehicle units	4.7%	14.6%	5.6%	12.1%
Wholesale vehicle revenues	8.0%	14.6%	7.6%	13.1%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2019	2018	2019	2018
CAF (2)	46.8%	49.3%	46.5%	48.8%
Tier 2 (3)	19.7%	17.0%	20.0%	17.0%
Tier 3 (4)	9.6%	8.8%	10.6%	9.9%
Other (5)	23.9%	24.9%	22.9%	24.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF's Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018
Used car stores, beginning of period	206	191	203	188
Store openings	3	3	6	6
Used car stores, end of period	209	194	209	194

During the first six months of fiscal 2020, we opened six stores, including three stores in new television markets (Waco, TX; McAllen, TX; and Lubbock, TX) and three stores in existing television markets (Memphis, TN; San Francisco, CA; and Phoenix, AZ).

Used Vehicle Sales.  The 9.3% increase in used vehicle revenues in the second quarter of fiscal 2020 was primarily due to a 6.2% increase in used unit sales. The increase in used units included a 3.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance primarily reflected strong conversion as well as a 16% increase in website traffic.

The 11.1% increase in used vehicle revenues in the first half of fiscal 2020 was primarily due to a 9.6% increase in used unit sales. The increase in used units included a 6.3% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance primarily reflected strong conversion as well as a 15% increase in website traffic.

We believe that solid execution by our store teams and the impacts of our initiatives to enhance the customer experience, as well as increased conversion by our Tier 2 and Tier 3 providers, contributed to our continued improvements in conversion in both the second quarter and first half of fiscal 2020.

The increase in average retail selling price in both the second quarter and first half of fiscal 2020 reflected higher vehicle acquisition costs as well as shifts in the mix of our sales by both vehicle age and class.

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

The 8.0% increase in wholesale vehicle revenues in the second quarter of fiscal 2020 was primarily due to a 4.7% increase in unit sales. The wholesale unit growth was largely driven by an increase in our appraisal buy rate, partially offset by lower appraisal traffic.

The 7.6% increase in wholesale vehicle revenues in the first half of fiscal 2020 was primarily due to a 5.6% increase in unit sales. The wholesale unit growth was largely driven by an increase in our appraisal buy rate and the growth in our store base, partially offset by lower appraisal traffic.

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

Other sales and revenues increased 8.5% in the second quarter of fiscal 2020. EPP revenues increased 15.0%, reflecting the combined effects of our used unit growth, increased margin and higher product penetration rates. In addition, we recognized a $6.5 million benefit for estimated ESP profit-sharing revenues compared with a $4.4 million benefit recognized in the prior year quarter. Net third-party finance fees were comparable with the prior year period.

Other sales and revenues increased 7.3% in the first half of fiscal 2020. EPP revenues increased 13.1%, reflecting the combined effects of our used unit growth, increased margin and higher product penetration rates. Net third-party finance fees declined $1.6 million, reflecting shifts in our sales mix by finance channel.

We expect to begin receiving ESP profit-sharing payments in the first calendar quarter of 2020 and the initial payment could be up to $50 million. Through August 31, 2019, we have recognized revenue of $32.2 million, which represents the cumulative amount for which we have determined it is probable it will not result in a significant revenue reversal. The first payment reflects the accumulation of profit-sharing for four years under our current contracts with the providers, while any subsequent profit-sharing payments we receive will only reflect one year of incremental earnings.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2019	2018	Change	2019	2018	Change
Used vehicle gross profit	$456.4	$429.0	6.4%	$953.2	$868.4	9.8%
Wholesale vehicle gross profit	117.4	111.1	5.7%	243.3	225.8	7.8%
Other gross profit	119.7	110.5	8.2%	239.3	217.8	9.9%
Total	$693.5	$650.6	6.6%	$1,435.8	$1,312.0	9.4%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2019		2018		2019		2018
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,183	10.5	$2,179	10.8	$2,200	10.7	$2,197	10.9
Wholesale vehicle gross profit	$928	17.3	$919	17.7	$984	18.1	$964	18.1
Other gross profit	$572	67.8	$562	68.0	$552	70.4	$551	68.8
Total gross profit	$3,317	13.3	$3,305	13.7	$3,313	13.6	$3,319	13.7

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 6.4% in the second quarter of fiscal 2020 and 9.8% in the first half of fiscal 2020, driven by the 6.2% and 9.6% growth in total used unit sales, respectively. Our used vehicle gross profit per unit was consistent with the corresponding prior year quarter and period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit increased 5.7% in the second quarter of fiscal 2020, driven by the 4.7% increase in wholesale unit sales and a $9 increase in wholesale gross profit per unit. In the first half of fiscal 2020, wholesale vehicle gross profit increased 7.8%, driven by the 5.6% increase in wholesale unit sales and a $20 increase in wholesale gross profit per unit.

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

Other gross profit rose 8.2% in the second quarter of fiscal 2020 and 9.9% in the first half of fiscal 2020, primarily reflecting the changes in other sales and revenues discussed above.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, we believe higher vehicle acquisition prices have adversely impacted, and could impact in the future, our comparable store used unit sales growth. Changes in average vehicle selling prices also impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2019	2018	Change	2019	2018	Change
Compensation and benefits (1)	$249.4	$238.9	4.4%	$520.2	$480.3	8.3%
Store occupancy costs	96.7	90.8	6.5%	193.3	178.6	8.2%
Advertising expense	46.8	46.7	0.3%	88.8	85.2	4.2%
Other overhead costs (2)	87.9	77.2	13.9%	168.2	147.7	13.9%
Total SG&A expenses	$480.8	$453.6	6.0%	$970.5	$891.8	8.8%
SG&A per used vehicle unit (3)	$2,300	$2,304	$(4)	$2,239	$2,256	$(17)

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, insurance, preopening and relocation costs, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 6.0% in the second quarter of fiscal 2020. In addition to the 9% growth in our store base since the beginning of last year’s second quarter (representing the addition of 18 stores) and higher costs associated with our comparable store unit growth, the net increase reflected the following:

•	$10.7 million increase in other overhead costs, which included continued spending to advance our technology platforms and support our core and omni-channel strategic initiatives.

•
Advertising expense remained consistent with the prior year quarter due to shifts in the timing of our spend. Advertising spending is expected to increase in the second half of fiscal 2020 and for the full year fiscal 2020, as compared to fiscal 2019, as we launch a new advertising campaign and support our omni-channel rollout.

SG&A expenses increased 8.8% in the first half of fiscal 2020. In addition to the 11% growth in our store base since the beginning of fiscal 2019 (representing the addition of 21 stores) and higher costs associated with our comparable store unit growth, the net increase reflected the following:

•
$13.0 million increase in share-based compensation expense. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

•	$20.5 million increase in other overhead costs, which included continued spending to advance our technology platforms and support our core and omni-channel strategic initiatives.

•
Advertising expense increased slightly due to shifts in the timing of our spend. As noted above, advertising spending is expected to increase in the second half of fiscal 2020 and for the full year fiscal 2020, as compared to fiscal 2019.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $21.1 million and $38.9 million in the second quarter and first half of fiscal 2020, respectively, from $18.0 million and $36.0 million in the second quarter and first half of fiscal 2019. The increase primarily reflected higher outstanding debt levels in the second quarter and first half of fiscal 2020.

Income Taxes.  The effective income tax rate was 23.5% in the second quarter of fiscal 2020 and 23.8% in the first half of fiscal 2020 versus 23.7% in the second quarter of fiscal 2019 and 24.6% in the first half of fiscal 2019. The effective tax rate for both the second quarter and first half of fiscal 2020 was positively impacted by share-based awards that settled during the periods.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$275.7	8.5	$242.2	8.0	$541.9	8.4	$474.5	8.0
Interest expense	(90.6)	(2.8)	(69.1)	(2.3)	(178.0)	(2.8)	(132.9)	(2.2)
Total interest margin	$185.1	5.7	$173.1	5.7	$363.9	5.7	$341.6	5.7
Provision for loan losses	$(45.5)	(1.4)	$(40.0)	(1.3)	$(83.7)	(1.3)	$(70.9)	(1.2)
CarMax Auto Finance income	$114.1	3.5	$109.7	3.6	$230.1	3.6	$225.3	3.8

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018
Net loans originated (in millions)	$1,772.6	$1,678.4	$3,598.9	$3,343.9
Vehicle units financed	88,285	86,399	181,243	171,496
Net penetration rate (1)	42.2%	43.9%	41.8%	43.4%
Weighted average contract rate	8.6%	8.5%	8.7%	8.4%
Weighted average credit score (2)	708	707	706	705
Weighted average loan-to-value (LTV) (3)	94.7%	95.2%	94.5%	95.1%
Weighted average term (in months)	66.2	66.0	66.2	66.0

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2019	2018	2019	2018
Total ending managed receivables	$13,131.5	$12,214.1	$13,131.5	$12,214.1
Total average managed receivables	$13,012.1	$12,067.5	$12,859.7	$11,921.4
Allowance for loan losses (1)	$150.4	$138.1	$150.4	$138.1
Allowance for loan losses as a percentage of ending managed receivables	1.15%	1.13%	1.15%	1.13%
Net credit losses on managed receivables	$42.1	$36.2	$71.5	$61.4
Annualized net credit losses as a percentage of total average managed receivables	1.29%	1.20%	1.11%	1.03%
Past due accounts as a percentage of ending managed receivables	3.55%	3.43%	3.55%	3.43%
Average recovery rate (2)	48.6%	47.9%	48.9%	47.8%

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

•	CAF Income (Increase of $4.5 million, or 4.1%, and $4.8 million, or 2.1%, in the second quarter and first half of fiscal 2020, respectively)

◦
The increase in CAF income for both the second quarter and first half of fiscal 2020 reflects an increase in average managed receivables, partially offset by an increase in the provision for loan losses.

◦
Average managed receivables grew 7.8% to $13.01 billion in the second quarter of fiscal 2020 and 7.9% to $12.86 billion in the first half of fiscal 2020 driven primarily by the rise in CAF loan originations in recent years.

◦
The growth in net loan originations in both the second quarter and first half of fiscal 2020 resulted from our used vehicle sales growth and an increase in the average amount financed, partially offset by a decline in CAF's penetration rate.

•
Provision for Loan Losses (Increased to $45.5 million and $83.7 million in the second quarter and first half of fiscal 2020, respectively, from $40.0 million and $70.9 million in the second quarter and first half of fiscal 2019)

◦	The increase in the provision for loan losses was primarily due to the growth in average managed receivables as well as a slight increase in the allowance as a percentage of managed receivables.

◦	The allowance for loan losses as a percentage of ending managed receivables was 1.15% as of August 31, 2019, compared with 1.13% as of August 31, 2018, and 1.10% as of February 28, 2019.

◦	Net losses for both the second quarter and first half of fiscal 2020 remained well within our long-term targeted performance range.

•	Total interest margin remained flat at 5.7% of average managed receivables in both the second quarter and first half of fiscal 2020.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $170.0 million and $162.4 million in CAF Tier 3 receivables were outstanding as of August 31, 2019 and February 28, 2019, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of August 31, 2019 and February 28, 2019, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021. During the second quarter of fiscal 2020, we opened CECs in Atlanta and Kansas City and plan to open another CEC later this year. We currently estimate capital expenditures will total approximately $350 million in fiscal 2020.

We currently plan to open the following stores within 12 months from August 31, 2019. During this period, we will be entering three new television markets and expanding our presence in ten existing television markets. Of the 13 stores we plan to open during the 12 months ending August 31, 2020, 5 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets. Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Denton, Texas (1)	Dallas/Ft. Worth	Dallas/Fort Worth/Arlington	Q3 Fiscal 2020
Palm Desert, California (1)	Palm Springs (2)	Riverside/San Bernardino/Ontario	Q3 Fiscal 2020
Bogart, Georgia	Atlanta	Athens/Clarke County	Q3 Fiscal 2020
Gulfport, Mississippi	Biloxi/Gulfport (2)	Gulfport/Biloxi/Pascagoula	Q3 Fiscal 2020
Fort Wayne, Indiana	Fort Wayne (2)	Fort Wayne	Q4 Fiscal 2020
Salem, Oregon	Portland	Salem	Q4 Fiscal 2020
Murfreesboro, Tennessee	Nashville	Nashville/Davidson/Murfreesboro	Q4 Fiscal 2020
Easton, Pennsylvania	Philadelphia	Allentown/Bethlehem/Easton	Q1 Fiscal 2021
Bradenton, Florida	Tampa	North Port/Sarasota/Bradenton	Q1 Fiscal 2021
Canoga Park, California	Los Angeles	Los Angeles	Q1 Fiscal 2021
Covington, Louisiana	New Orleans	New Orleans	Q1 Fiscal 2021
West Palm Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Miami/Ft. Lauderdale/W. Palm Beach	Q2 Fiscal 2021
Jacksonville, N. Carolina	Greenville/New Bern/Washington	Jacksonville	Q2 Fiscal 2021

(1)     Store opened in September 2019.
(2)     Represents new television market as of planned store opening date.

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

Operating Activities.  During the first six months of fiscal 2020, net cash used in operating activities totaled $125.5 million, compared with net cash provided by operating activities of $110.9 million in the prior year period, which included increases in auto loan receivables of $721.2 million in the current year period and $675.6 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of August 31, 2019, total inventory was $2.60 billion, representing an increase of $85.3 million, or 3.4%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected a higher average carrying cost of inventory due to an increase in acquisition costs and changes in our vehicle mix. The impact of adding six new stores to our store base was mostly offset by the seasonal pattern of inventory levels. We typically build inventory in the latter portion of the fiscal year to better position ourselves for seasonal sales opportunities.

When considering cash used in or provided by operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were funded through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Six Months Ended August 31
(In millions)	2019	2018
Net cash (used in) provided by operating activities	$(125.5)	$110.9
Add: Net issuances of non-recourse notes payable (1)	606.1	607.5
Adjusted net cash provided by operating activities	$480.6	$718.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first six months of the current fiscal year decreased compared with the prior year period primarily due to the changes in inventory discussed above and timing-related changes to accounts payable and accrued expenses and other current assets, partially offset by an increase in net earnings.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $178.9 million in fiscal 2020 compared with $174.9 million in fiscal 2019.  Capital expenditures were $171.3 million in the current year period versus $171.1 million in the prior year period.  Capital expenditures primarily included store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2019, 131 of our 209 used car stores were located on owned sites and 78 were located on leased sites, including 22 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of fiscal 2020, net cash provided by financing activities totaled $346.6 million compared with $108.3 million in the prior year period.  Included in these amounts were net increases in total non-recourse notes payable of $606.1 million and $607.5 million, respectively, which were used to provide the financing for the majority of the increases of $721.2 million and $675.6 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first six months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $341.9 million as well as net borrowings on our long-term debt of $8.6 million. During the first six months of fiscal 2019, cash provided by financing activities was impacted by stock repurchases of $381.3 million as well as net repayments on our long-term debt of $160.0 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	June 2024	$379,515	$366,529
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,897	495,626
Non-recourse notes payable	Various dates through January 2026	13,141,504	12,535,405
Total debt (3)		14,843,916	14,197,560
Cash and cash equivalents		$40,737	$46,938

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

(3)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.

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

As of August 31, 2019, $10.88 billion and $2.26 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2020, we funded a total of $2.87 billion in asset-backed term funding transactions.

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

The timing and amount of stock repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2019, a total of $2 billion of board authorizations for repurchases were outstanding, with no expiration date, of which $1.78 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2020.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2019	521,569	$82.28	521,569	$1,866,191,634
July 1 - 31, 2019	408,734	$87.41	408,734	$1,830,465,327
August 1 - 31, 2019	595,237	$83.49	595,237	$1,780,767,071
Total	1,525,540		1,525,540

Item 6.    Exhibits

10.1
Credit Agreement, dated as of June 7, 2019, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 11, 2019.

10.2	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 26, 2019.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Thomas W. Reedy
Thomas W. Reedy
Executive Vice President and
Chief Financial Officer

October 4, 2019