Form 10-Q
period 2019-11-30
CARMAX INC
filed 2020-01-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2019
Common Stock, par value $0.50	163,385,139

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2019 and 2018	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2019 and 2018	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2019 and February 28, 2019	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2019 and 2018	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2019 and 2018	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	42

	Item 1A.	Risk Factors	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 6.	Exhibits	43

SIGNATURES			44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2019	%(1)	2018	%(1)	2019	%(1)	2018	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,028,811	84.1	$3,547,925	82.6	$12,915,763	84.1	$11,544,340	83.3
Wholesale vehicle sales	610,983	12.8	603,584	14.1	1,951,718	12.7	1,849,225	13.3
Other sales and revenues	150,234	3.1	144,362	3.4	490,016	3.2	460,933	3.3
NET SALES AND OPERATING REVENUES	4,790,028	100.0	4,295,871	100.0	15,357,497	100.0	13,854,498	100.0
COST OF SALES:
Used vehicle cost of sales	3,615,704	75.5	3,177,953	74.0	11,549,445	75.2	10,305,945	74.4
Wholesale vehicle cost of sales	504,177	10.5	498,840	11.6	1,601,573	10.4	1,518,698	11.0
Other cost of sales	56,500	1.2	49,841	1.2	156,996	1.0	148,642	1.1
TOTAL COST OF SALES	4,176,381	87.2	3,726,634	86.7	13,308,014	86.7	11,973,285	86.4
GROSS PROFIT	613,647	12.8	569,237	13.3	2,049,483	13.3	1,881,213	13.6
CARMAX AUTO FINANCE INCOME	114,033	2.4	109,725	2.6	344,123	2.2	334,985	2.4
Selling, general and administrative expenses	484,848	10.1	409,520	9.5	1,455,339	9.5	1,301,308	9.4
Interest expense	21,843	0.5	18,814	0.4	60,700	0.4	54,816	0.4
Other (income) expense	(6,570)	(0.1)	2,820	0.1	(6,786)	—	3,097	—
Earnings before income taxes	227,559	4.8	247,808	5.8	884,353	5.8	856,977	6.2
Income tax provision	54,403	1.1	57,497	1.3	210,854	1.4	207,120	1.5
NET EARNINGS	$173,156	3.6	$190,311	4.4	$673,499	4.4	$649,857	4.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	164,273		173,816		165,321		176,088
Diluted	166,534		175,321		167,154		177,656
NET EARNINGS PER SHARE:
Basic	$1.05		$1.09		$4.07		$3.69
Diluted	$1.04		$1.09		$4.03		$3.66

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2019	2018	2019	2018
NET EARNINGS	$173,156	$190,311	$673,499	$649,857
Other comprehensive income (loss), net of taxes
Net change in retirement benefit plan unrecognized actuarial losses	355	370	1,066	1,109
Net change in cash flow hedge unrecognized losses	9,268	(72)	(15,063)	(934)
Other comprehensive income (loss), net of taxes	9,623	298	(13,997)	175
TOTAL COMPREHENSIVE INCOME	$182,779	$190,609	$659,502	$650,032

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,583	$46,938
Restricted cash from collections on auto loan receivables	458,493	440,669
Accounts receivable, net	142,737	139,850
Inventory	2,682,574	2,519,455
Other current assets	109,857	67,101
TOTAL CURRENT ASSETS	3,450,244	3,214,013
Auto loan receivables, net	13,276,654	12,428,487
Property and equipment, net of accumulated depreciation of $1,239,443 and $1,297,393 as of November 30, 2019 and February 28, 2019, respectively	3,036,663	2,828,058
Deferred income taxes	67,162	61,346
Operating lease assets	454,708	—
Other assets	201,799	185,963
TOTAL ASSETS	$20,487,230	$18,717,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$641,434	$593,171
Accrued expenses and other current liabilities	340,475	318,204
Accrued income taxes	1,497	3,784
Current portion of operating lease liabilities	30,813	—
Short-term debt	421	1,129
Current portion of long-term debt	8,541	10,177
Current portion of non-recourse notes payable	397,860	385,044
TOTAL CURRENT LIABILITIES	1,421,041	1,311,509
Long-term debt, excluding current portion	1,704,284	1,649,244
Non-recourse notes payable, excluding current portion	12,899,970	12,127,290
Operating lease liabilities, excluding current portion	446,302	—
Other liabilities	317,580	272,796
TOTAL LIABILITIES	16,789,177	15,360,839

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 163,795,082 and 167,478,924 shares issued and outstanding as of November 30, 2019 and February 28, 2019, respectively	81,897	83,739
Capital in excess of par value	1,321,567	1,237,153
Accumulated other comprehensive loss	(82,007)	(68,010)
Retained earnings	2,376,596	2,104,146
TOTAL SHAREHOLDERS’ EQUITY	3,698,053	3,357,028
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,487,230	$18,717,867

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net earnings	$673,499	$649,857
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	158,226	135,609
Share-based compensation expense	98,177	61,403
Provision for loan losses	132,650	111,703
Provision for cancellation reserves	65,166	54,952
Deferred income tax (benefit) provision	(744)	909
Other	(72)	4,104
Net (increase) decrease in:
Accounts receivable, net	(2,887)	22,165
Inventory	(163,119)	(34,006)
Other current assets	(41,869)	40,952
Auto loan receivables, net	(980,817)	(875,269)
Other assets	10,185	(6,734)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	20,604	22,236
Other liabilities	(86,905)	(73,251)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(117,906)	114,630
INVESTING ACTIVITIES:
Capital expenditures	(249,177)	(243,311)
Proceeds from disposal of property and equipment	3	680
Purchases of investments	(8,438)	(5,470)
Sales of investments	1,025	1,104
NET CASH USED IN INVESTING ACTIVITIES	(256,587)	(246,997)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(708)	309
Proceeds from issuances of long-term debt	4,707,500	2,758,000
Payments on long-term debt	(4,702,807)	(2,768,419)
Cash paid for debt issuance costs	(14,849)	(12,329)
Payments on finance lease obligations	(2,813)	(528)
Issuances of non-recourse notes payable	8,596,000	8,183,502
Payments on non-recourse notes payable	(7,810,958)	(7,435,128)
Repurchase and retirement of common stock	(458,587)	(633,170)
Equity issuances	96,367	54,580
NET CASH PROVIDED BY FINANCING ACTIVITIES	409,145	146,817
Increase in cash, cash equivalents, and restricted cash	34,652	14,450
Cash, cash equivalents, and restricted cash at beginning of year	595,377	554,898
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$630,029	$569,348

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$56,583	$35,049
Restricted cash from collections on auto loan receivables	458,493	426,613
Restricted cash included in other assets	114,953	107,686
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$630,029	$569,348

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2019
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2019	167,479	$83,739	$1,237,153	$2,104,146	$(68,010)	$3,357,028
Net earnings	—	—	—	266,744	—	266,744
Other comprehensive loss	—	—	—	—	(13,196)	(13,196)
Share-based compensation expense	—	—	18,912	—	—	18,912
Repurchases of common stock	(2,953)	(1,476)	(21,991)	(181,368)	—	(204,835)
Exercise of common stock options	727	363	32,888	—	—	33,251
Stock incentive plans, net shares issued	142	71	(5,220)	—	—	(5,149)
Balance as of May 31, 2019	165,395	$82,697	$1,261,742	$2,189,522	$(81,206)	$3,452,755
Net earnings	—	—	—	233,599	—	233,599
Other comprehensive loss	—	—	—	—	(10,424)	(10,424)
Share-based compensation expense	—	—	10,757	—	—	10,757
Repurchases of common stock	(1,526)	(763)	(11,933)	(115,666)	—	(128,362)
Exercise of common stock options	1,008	504	52,766	—	—	53,270
Stock incentive plans, net shares issued	9	4	(42)	—	—	(38)
Balance as of August 31, 2019	164,886	$82,442	$1,313,290	$2,307,455	$(91,630)	$3,611,557
Net earnings	—	—	—	173,156	—	173,156
Other comprehensive income	—	—	—	—	9,623	9,623
Share-based compensation expense	—	—	8,745	—	—	8,745
Repurchases of common stock	(1,270)	(635)	(10,170)	(104,015)	—	(114,820)
Exercise of common stock options	178	89	9,757	—	—	9,846
Stock incentive plans, net shares issued	1	1	(55)	—	—	(54)
Balance as of November 30, 2019	163,795	$81,897	$1,321,567	$2,376,596	$(82,007)	$3,698,053

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2018
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2018	179,748	$89,874	$1,234,047	$2,047,240	$(54,312)	$3,316,849
Net earnings	—	—	—	238,656	—	238,656
Other comprehensive loss	—	—	—	—	(733)	(733)
Share-based compensation expense	—	—	16,645	—	—	16,645
Repurchases of common stock	(3,308)	(1,654)	(22,824)	(182,926)	—	(207,404)
Exercise of common stock options	212	106	8,946	—	—	9,052
Stock incentive plans, net shares issued	68	34	(2,202)	—	—	(2,168)
Adoption of ASU 2014-09	—	—	—	12,864	—	12,864
Balance as of May 31, 2018	176,720	$88,360	$1,234,612	$2,115,834	$(55,045)	$3,383,761
Net earnings	—	—	—	220,890	—	220,890
Other comprehensive income	—	—	—	—	610	610
Share-based compensation expense	—	—	9,695	—	—	9,695
Repurchases of common stock	(2,291)	(1,146)	(16,334)	(153,746)	—	(171,226)
Exercise of common stock options	860	430	38,019	—	—	38,449
Stock incentive plans, net shares issued	1	1	(62)	—	—	(61)
Balance as of August 31, 2018	175,290	$87,645	$1,265,930	$2,182,978	$(54,435)	$3,482,118
Net earnings	—	—	—	190,311	—	190,311
Other comprehensive income	—	—	—	—	298	298
Share-based compensation expense	—	—	9,654	—	—	9,654
Repurchases of common stock	(3,658)	(1,829)	(26,601)	(225,898)	—	(254,328)
Exercise of common stock options	153	77	7,002	—	—	7,079
Stock incentive plans, net shares issued	—	—	(19)	—	—	(19)
Balance as of November 30, 2018	171,785	$85,893	$1,255,966	$2,147,391	$(54,137)	$3,435,113

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (the “2019 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2019 Annual Report.

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

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”) during the current fiscal year, certain prior period amounts have been reclassified to conform to the current period’s presentation. In the consolidated balance sheets, financing obligations have been reclassified to current portion of long-term debt and long-term debt, excluding current portion. Also, capital lease obligations have been reclassified to accrued expenses and other current liabilities and other liabilities. In the consolidated statements of cash flows, payments on financing obligations have been reclassified to payments on long-term debt. See Notes 9 and 13 for additional information on financing obligations and leases, respectively.

Recent Accounting Pronouncements.
Effective in Future Periods.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (FASB ASU 2016-13) related to the measurement of credit losses on financial instruments. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.

We have designed an allowance for loan loss methodology to comply with these new requirements, which will be adopted for our fiscal year beginning March 1, 2020. Based on information as of November 30, 2019, we expect to record a $200-250 million increase in the allowance for loan losses on our opening consolidated balance sheet as of March 1, 2020, with a corresponding net-of-tax adjustment to retained earnings. The expected increase in the allowance for loan losses is primarily the result of extending the loan loss forecast period from 12 months to the entire lifetime of the loan portfolio. The final adoption impact may vary depending on the company’s portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time. We expect this new methodology could increase volatility in our quarterly provision for loan losses, as we will be estimating loan losses over a longer forecast period. We are finalizing testing of the effectiveness of our new allowance for loan loss methodology, as well as designing the relevant controls and governance structure.

In December 2019, the FASB issued an accounting pronouncement (FASB ASU 2019-12) related to simplifying the accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements, including potential early adoption.

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

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2019	2018	2019	2018
Used vehicle sales	$4,028.8	$3,547.9	$12,915.8	$11,544.3
Wholesale vehicle sales	611.0	603.6	1,951.7	1,849.2
Other sales and revenues:
Extended protection plan revenues	97.0	85.6	321.7	284.2
Third-party finance fees, net	(9.4)	(8.4)	(35.2)	(32.5)
Service revenues	28.9	32.4	96.3	105.1
Other	33.7	34.8	107.2	104.1
Total other sales and revenues	150.2	144.4	490.0	460.9
Total net sales and operating revenues	$4,790.0	$4,295.9	$15,357.5	$13,854.5

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of November 30, 2019 and February 28, 2019, we recognized a contract asset of $32.2 million and $25.7 million, respectively, related to cumulative profit-sharing payments to which we expect to be entitled. During the second quarter of fiscal 2020, this amount was reclassified from other assets to other current assets on our consolidated balance sheets, as we expect to begin receiving ESP profit-sharing payments in the first calendar quarter of 2020. While the initial payment could be up to $50 million, the revenue recognized to-date represents the amount for which we have determined it is probable it will not result in a significant revenue reversal. The first payment reflects the accumulation of profit-sharing for four years under our current contracts with the providers, while any subsequent profit-sharing payments we receive will only reflect one year of incremental earnings.

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

3.    CarMax Auto Finance

CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF’s operating results by assessing profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF’s performance and make operating decisions, including resource allocation.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$278.9	8.4	$247.8	8.0	$820.8	8.4	$722.3	8.0
Interest expense	(90.4)	(2.7)	(75.3)	(2.4)	(268.4)	(2.8)	(208.2)	(2.3)
Total interest margin	188.5	5.7	172.5	5.6	552.4	5.7	514.1	5.7
Provision for loan losses	(49.0)	(1.5)	(40.8)	(1.3)	(132.7)	(1.4)	(111.7)	(1.2)
Total interest margin after provision for loan losses	139.5	4.2	131.7	4.3	419.7	4.3	402.4	4.5

Total other expense	—	—	(0.1)	—	—	—	(0.4)	—

Direct expenses:
Payroll and fringe benefit expense	(10.8)	(0.3)	(9.4)	(0.3)	(31.3)	(0.3)	(28.6)	(0.3)
Other direct expenses	(14.7)	(0.4)	(12.5)	(0.4)	(44.3)	(0.5)	(38.4)	(0.4)
Total direct expenses	(25.5)	(0.8)	(21.9)	(0.7)	(75.6)	(0.8)	(67.0)	(0.7)
CarMax Auto Finance income	$114.0	3.4	$109.7	3.6	$344.1	3.5	$335.0	3.7

Total average managed receivables	$13,239.2		$12,321.0		$12,986.2		$12,054.6

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loan Receivables

Auto loan receivables include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loan receivables originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loan receivables into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loan receivables and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loan receivables serve as collateral for the related non-recourse notes payable of $13.32 billion as of November 30, 2019 and $12.54 billion as of February 28, 2019. See Note 9 for additional information on non-recourse notes payable.

Auto Loan Receivables, Net

	As of November 30	As of February 28
(In millions)	2019	2019
Asset-backed term funding	$10,616.9	$10,273.4
Warehouse facilities	2,305.7	1,877.0
Overcollateralization (1)	296.3	273.3
Other managed receivables (2)	133.7	86.5
Total ending managed receivables	13,352.6	12,510.2
Accrued interest and fees	59.9	49.6
Other	17.8	6.9
Less allowance for loan losses	(153.6)	(138.2)
Auto loan receivables, net	$13,276.7	$12,428.5

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of November 30		As of February 28
(In millions)	2019 (1)	% (2)	2019 (1)	% (2)
A	$6,691.4	50.1	$6,225.6	49.8
B	4,813.9	36.1	4,488.2	35.9
C and other	1,847.3	13.8	1,796.4	14.3
Total ending managed receivables	$13,352.6	100.0	$12,510.2	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Balance as of beginning of period	$150.4	1.15	$138.1	1.13	$138.2	1.10	$128.6	1.11
Charge-offs	(81.2)		(74.3)		(223.4)		(198.1)
Recoveries	35.4		33.7		106.1		96.1
Provision for loan losses	49.0		40.8		132.7		111.7
Balance as of end of period	$153.6	1.15	$138.3	1.12	$153.6	1.15	$138.3	1.12

(1)	Percent of total ending managed receivables.

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

Past Due Receivables

	As of November 30		As of February 28
(In millions)	2019	% (1)	2019	% (1)
Total ending managed receivables	$13,352.6	100.0	$12,510.2	100.0
Delinquent loans:
31-60 days past due	$323.0	2.4	$276.5	2.2
61-90 days past due	152.3	1.1	141.4	1.1
Greater than 90 days past due	35.6	0.3	33.9	0.3
Total past due	$510.9	3.8	$451.8	3.6

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles, changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $7.1 million will be reclassified in AOCL as a decrease to CAF income.

As of November 30, 2019 and February 28, 2019, we had interest rate swaps outstanding with a combined notional amount of $2.59 billion and $2.23 billion, respectively, that were designated as cash flow hedges of interest rate risk.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$234,676	$—	$234,676
Mutual fund investments	21,905	—	21,905
Derivative instruments	—	3,711	3,711
Total assets at fair value	$256,581	$3,711	$260,292

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	1.3%	—%	1.3%

Liabilities:
Derivative instruments	$—	$(1,653)	$(1,653)
Total liabilities at fair value	$—	$(1,653)	$(1,653)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$372,448	$—	$372,448
Mutual fund investments	19,263	—	19,263
Derivative instruments	—	1,844	1,844
Total assets at fair value	$391,711	$1,844	$393,555

Percent of total assets at fair value	99.5%	0.5%	100.0%
Percent of total assets	2.1%	—%	2.1%

Liabilities:
Derivative instruments	$—	$(6,120)	$(6,120)
Total liabilities at fair value	$—	$(6,120)	$(6,120)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loan receivables are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2019 and February 28, 2019, respectively, are as follows:

(In thousands)	As of November 30, 2019	As of February 28, 2019
Carrying value	$500,000	$500,000
Fair value	$527,394	$488,590

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2019	2018	2019	2018
Balance as of beginning of period	$111.6	$110.6	$102.8	$105.2
Cancellations	(18.4)	(17.2)	(55.1)	(50.5)
Provision for future cancellations	19.6	16.3	65.1	55.0
Balance as of end of period	$112.8	$109.7	$112.8	$109.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2019 and February 28, 2019, the current portion of cancellation reserves was $60.8 million and $55.6 million, respectively.

8.    Income Taxes

We had $31.0 million of gross unrecognized tax benefits as of November 30, 2019, and $30.3 million as of February 28, 2019.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 28, 2019.

9.    Debt

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	June 2024	$377,521	$366,529
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	537,311	495,626
Non-recourse notes payable	Various dates through April 2026	13,320,447	12,535,405
Total debt		15,035,279	14,197,560
Less: current portion		(406,822)	(396,350)
Less: unamortized debt issuance costs		(24,203)	(24,676)
Long-term debt, net		$14,604,254	$13,776,534

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of November 30, 2019, the unused capacity of $1.07 billion was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through April 2026, but may mature earlier, depending upon the repayment rate of the underlying auto loan receivables.

Information on our funding vehicles for non-recourse notes payable as of November 30, 2019, are as follows:

(In billions)	Capacity
Warehouse facilities:
February 2020 expiration	$1.95
August 2020 expiration	1.40
September 2020 expiration	0.15
Combined warehouse facility limit	$3.50
Unused capacity	$1.19

Non-recourse notes payable outstanding:
Warehouse facilities	$2.31
Asset-backed term funding transactions	11.01
Non-recourse notes payable	$13.32

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2019 and 2018, we capitalized interest of $5.0 million and $4.8 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2019, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of November 30, 2019, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.67 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2019	2018	2019	2018
Number of shares repurchased (in thousands)	1,270.3	3,657.8	5,748.9	9,257.1
Average cost per share	$90.38	$69.52	$77.92	$68.36
Available for repurchase, as of end of period (in millions)	$1,666.0	$2,384.0	$1,666.0	$2,384.0

(B) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2019	2018	2019	2018
Cost of sales	$2,128	$(343)	$6,293	$2,551
CarMax Auto Finance income	1,317	596	4,166	3,030
Selling, general and administrative expenses	26,251	7,275	89,047	57,027
Share-based compensation expense, before income taxes	$29,696	$7,528	$99,506	$62,608

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2019	2018	2019	2018
Nonqualified stock options	$6,151	$6,230	$24,314	$23,838
Cash-settled restricted stock units (RSUs)	20,545	(2,485)	59,763	25,409
Stock-settled market stock units (MSUs)	2,837	2,681	10,298	9,960
Other share-based incentives:
Stock-settled performance stock units (PSUs)	(244)	317	1,389	1,043
Restricted stock (RSAs)	—	—	—	433
Stock-settled deferred stock units (DSUs)	—	426	2,412	720
Employee stock purchase plan	407	359	1,330	1,205
Total other share-based incentives	$163	$1,102	$5,131	$3,401
Share-based compensation expense, before income taxes	$29,696	$7,528	$99,506	$62,608

(C) Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2019
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2019	7,869	509	164	1,609
Granted	1,595	131	83	562
Exercised or vested and converted	(1,913)	(150)	(81)	(504)
Cancelled	(16)	(5)	—	(89)
Outstanding as of November 30, 2019	7,535	485	166	1,578

Weighted average grant date fair value per share/unit:

Granted	$22.10	$98.63	$80.55	$78.61
Ending outstanding	$18.16	$84.02	$70.97	$66.85

	As of November 30, 2019
Unrecognized compensation (in millions)	$47.0	$15.6	$3.1

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2019	2018	2019	2018
Net earnings	$173,156	$190,311	$673,499	$649,857

Weighted average common shares outstanding	164,273	173,816	165,321	176,088
Dilutive potential common shares:
Stock options	1,820	1,109	1,466	1,165
Stock-settled stock units and awards	441	396	367	403
Weighted average common shares and dilutive potential common shares	166,534	175,321	167,154	177,656

Basic net earnings per share	$1.05	$1.09	$4.07	$3.69
Diluted net earnings per share	$1.04	$1.09	$4.03	$3.66

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2019 and 2018, options to purchase 1,235,575 shares and 2,808,555 shares of common stock, respectively, were not included. For the nine months ended November 30, 2019 and 2018, options to purchase 1,272,429 shares and 3,904,738 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2019	$(70,478)	$2,468	$(68,010)
Other comprehensive loss before reclassifications	—	(16,807)	(16,807)
Amounts reclassified from accumulated other comprehensive loss	1,066	1,744	2,810
Other comprehensive income (loss)	1,066	(15,063)	(13,997)
Balance as of November 30, 2019	$(69,412)	$(12,595)	$(82,007)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2019	2018	2019	2018
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$203	$206	$601	$611
CarMax Auto Finance income	12	13	36	38
Selling, general and administrative expenses	253	268	768	812
Total amortization reclassifications recognized in net pension expense	468	487	1,405	1,461
Tax expense	(113)	(117)	(339)	(352)
Amortization reclassifications recognized in net pension expense, net of tax	355	370	1,066	1,109
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	355	370	1,066	1,109

Cash Flow Hedges (Note 5):
Changes in fair value	10,529	1,986	(22,844)	3,786
Tax (expense) benefit	(2,782)	(523)	6,037	(998)
Changes in fair value, net of tax	7,747	1,463	(16,807)	2,788
Reclassifications to CarMax Auto Finance income	2,067	(2,084)	2,370	(5,054)
Tax (expense) benefit	(546)	549	(626)	1,332
Reclassification of hedge losses (gains), net of tax	1,521	(1,535)	1,744	(3,722)
Net change in cash flow hedge unrecognized losses, net of tax	9,268	(72)	(15,063)	(934)
Total other comprehensive income (loss), net of tax	$9,623	$298	$(13,997)	$175

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $26.5 million as of November 30, 2019 and $21.4 million as of February 28, 2019.

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
The components of lease expense were as follows:

(In thousands)	Three Months Ended November 30, 2019	Nine Months Ended November 30, 2019
Operating lease cost (1)	$14,262	$43,074
Finance lease cost:
Depreciation of lease assets	1,563	4,114
Interest on lease liabilities	2,053	5,499
Total finance lease cost	3,616	9,613
Total lease cost	$17,878	$52,687

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	As of November 30, 2019
Assets:
Operating lease assets	Operating lease assets	$454,708
Finance lease assets	Property and equipment, net (1)	77,304
Total lease assets		$532,012
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,813
Finance leases	Accrued expenses and other current liabilities	4,512
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	446,302
Finance leases	Other liabilities	79,551
Total lease liabilities		$561,178

(1) Finance lease assets are recorded net of accumulated depreciation of $7.5 million as of November 30, 2019.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	As of November 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	20.06
Finance leases	13.78

Weighted Average Discount Rate
Operating leases	5.40%
Finance leases	10.30%

Supplemental cash flow information related to leases was as follows:

(In thousands)	Nine Months Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,712
Operating cash flows from finance leases	2,572
Financing cash flows from finance leases	2,813

Lease assets obtained in exchange for lease obligations:
Operating leases	25,029
Finance leases	52,102

Maturities of lease liabilities were as follows:

	As of November 30, 2019
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2020, remaining	$13,741	$2,793
Fiscal 2021	54,334	12,869
Fiscal 2022	50,796	13,662
Fiscal 2023	48,188	13,879
Fiscal 2024	46,985	16,534
Thereafter	615,224	102,802
Total lease payments	829,268	162,539
Less: interest	(352,153)	(78,476)
Present value of lease liabilities	$477,115	$84,063

(1) Lease payments exclude $36.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

As previously disclosed in our 2019 Annual Report and under the previous lease accounting standard, future minimum lease obligations were as follows:

	As of February 28, 2019
	Capital	Operating Lease
(In thousands)	Leases (1)	Commitments (1)
Fiscal 2020	$5,139	$55,295
Fiscal 2021	6,055	52,142
Fiscal 2022	6,185	48,886
Fiscal 2023	6,288	46,235
Fiscal 2024	5,186	45,067
Fiscal 2025 and thereafter	11,445	595,047
Total minimum lease payments	40,298	$842,672
Less amounts representing interest	(8,518)
Present value of net minimum lease payments	$31,780

(1) Excludes taxes, insurance and other costs payable directly by us. These costs vary from year to year and are incurred in the ordinary course of business.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2019	2018
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$4,603	$(1,847)
Increase in financing obligations	$47,930	$21,854

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

Since April 25, 2017, the company has met and corresponded with representatives from multiple California municipality district attorney offices as part of an inquiry by those offices into the handling, storage and disposal of certain types of hazardous waste at our store locations in those municipalities. CarMax is cooperating with this inquiry and we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $8.6 million as of November 30, 2019, and $7.4 million as of February 28, 2019, and is included in accrued expenses and other current liabilities.

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

As of November 30, 2019, we operated 213 used car stores in 105 U.S. television markets, as well as 2 new car franchises.  As of that date, we also conducted wholesale auctions at 74 used car stores, down from 76 stores in the prior quarter as we moved auction activity to other locations to unlock additional retail and production capacity.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.3% of our retail used vehicle unit sales in the first nine months of fiscal 2020.  As of November 30, 2019, CAF serviced approximately 1,019,000 customer accounts in its $13.35 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loan receivables, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first nine months of fiscal 2020 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2020 as compared to the third quarter and first nine months of fiscal 2019 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2019	Change from Three Months Ended November 30, 2018	Nine Months Ended November 30, 2019	Change from Nine Months Ended November 30, 2018
Income statement information
Net sales and operating revenues	$4,790.0	11.5%	$15,357.5	10.8%
Gross profit	$613.6	7.8%	$2,049.5	8.9%
CAF income	$114.0	3.9%	$344.1	2.7%
Selling, general and administrative expenses	$484.8	18.4%	$1,455.3	11.8%
Net earnings	$173.2	(9.0)%	$673.5	3.6%
Unit sales information
Used unit sales	192,563	11.0%	625,922	10.1%
Change in used unit sales in comparable stores	7.5%	N/A	6.7%	N/A
Wholesale unit sales	113,996	3.3%	361,277	4.8%
Per unit information
Used gross profit per unit	$2,145	0.6%	$2,183	0.3%
Wholesale gross profit per unit	$937	(1.3)%	$969	1.0%
SG&A per used vehicle unit	$2,518	6.6%	$2,325	1.6%
Per share information
Net earnings per diluted share	$1.04	(4.6)%	$4.03	10.1%

The decline in net earnings and net earnings per diluted share for the third quarter of fiscal 2020 was largely the result of increased share-based compensation expense due to an increasing stock price during the quarter, combined with a planned increase in advertising expense during the quarter related to the launch of our new national advertising campaign and incremental marketing to support our omni-channel roll-out.
Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first nine months of fiscal 2020, net cash used in operations totaled $117.9 million. This amount, combined with $785.0 million of net issuances of non-recourse notes payable, resulted in $667.1 million of adjusted net cash provided by operating activities (a non-GAAP measure). This liquidity was primarily used to fund the repurchase of 5.7 million common shares under our share repurchase program and our store growth.

When considering cash from operating activities, management does not include increases in auto loan receivables that have been funded with non-recourse notes payable, which are separately reflected as cash provided by (used in) financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”

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

In order to execute our long-term strategy, we are investing in various strategic initiatives to increase innovation, specifically with regards to customer facing and customer-enabling technologies. We continue to make improvements to our website and enhance customer experiences, such as finance pre-approval, home delivery, online appraisal and express pick-up. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we are centralizing customer support in our customer experience centers (“CEC”), which we expect to provide a more seamless integration between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies.

In December 2018, we launched our omni-channel car buying experience in the Atlanta market. During the first nine months of fiscal 2020, we continued this roll-out to additional markets, making the omni-channel experience available to approximately 40% of our customer base. While we expect performance in each new omni-channel market will vary, during the third quarter and first nine months of fiscal 2020, markets offering an omni-channel experience had slightly stronger comparable store used unit sales than our non-omni markets. We previously opened CECs in Raleigh, Atlanta and Kansas City, and in December 2019 we opened another CEC in Phoenix. We anticipate staffing more than 1,000 associates across all of our CECs, and we expect to reduce store-level staffing by a commensurate level through normal attrition. We remain on track to make the omni-channel experience available to the majority of our customers by the end of fiscal 2020, and we plan to complete the roll-out in fiscal 2021.

While there are incremental costs and inefficiencies in the near term related to strategic initiatives, we have also identified potential cost savings through process changes and other improvements that can help offset these expenses over time. While in any individual period conditions may vary, over the long term, we would expect to leverage our SG&A expenses when comparable store used unit sales growth is in the mid-single digit range. With increased spending expected for fiscal 2020, we believe our comparable store used unit sales growth on an annual basis will need to be in the range of 5% to 8% to leverage SG&A. We expect the rate of growth in spending on omni-related initiatives to slow in fiscal year 2021 and taper thereafter. We will continue to look for opportunities to reduce waste and re-prioritize spend.

As of November 30, 2019, we had used car stores located in 105 U.S. television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2020, we opened ten stores, and during the remainder of the fiscal year, we plan to open three stores.  In fiscal 2021, we plan to open a similar number of stores as we expect to open in fiscal 2020.  For a detailed list of stores we plan to open in the 12 months following November 30, 2019, see the table included in “PLANNED FUTURE ACTIVITIES.”

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2019	2018	Change	2019	2018	Change
Used vehicle sales	$4,028.8	$3,547.9	13.6%	$12,915.8	$11,544.3	11.9%
Wholesale vehicle sales	611.0	603.6	1.2%	1,951.7	1,849.2	5.5%
Other sales and revenues:
Extended protection plan revenues	97.0	85.6	13.3%	321.7	284.2	13.2%
Third-party finance fees, net	(9.4)	(8.4)	(12.2)%	(35.2)	(32.5)	(8.2)%
Other	62.6	67.2	(6.7)%	203.5	209.2	(2.7)%
Total other sales and revenues	150.2	144.4	4.1%	490.0	460.9	6.3%
Total net sales and operating revenues	$4,790.0	$4,295.9	11.5%	$15,357.5	$13,854.5	10.8%

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2019	2018	Change	2019	2018	Change
Used vehicles	192,563	173,476	11.0%	625,922	568,754	10.1%
Wholesale vehicles	113,996	110,403	3.3%	361,277	344,604	4.8%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2019	2018	Change	2019	2018	Change
Used vehicles	$20,710	$20,273	2.2%	$20,431	$20,109	1.6%
Wholesale vehicles	$5,079	$5,214	(2.6)%	$5,128	$5,120	0.2%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2019	2018	2019	2018
Used vehicle units	7.5%	(1.2)%	6.7%	(0.5)%
Used vehicle revenues	10.0%	0.1%	8.5%	1.5%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2019	2018	2019	2018
Used vehicle units	11.0%	2.3%	10.1%	3.2%
Used vehicle revenues	13.6%	3.6%	11.9%	5.3%

Wholesale vehicle units	3.3%	10.0%	4.8%	11.4%
Wholesale vehicle revenues	1.2%	9.2%	5.5%	11.8%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2019	2018	2019	2018
CAF (2)	47.2%	49.1%	46.7%	48.9%
Tier 2 (3)	20.4%	18.3%	20.1%	17.4%
Tier 3 (4)	9.5%	9.3%	10.3%	9.7%
Other (5)	22.9%	23.3%	22.9%	24.0%
Total	100.0%	100.0%	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2019	2018	2019	2018
Used car stores, beginning of period	209	194	203	188
Store openings	4	4	10	10
Used car stores, end of period	213	198	213	198

During the first nine months of fiscal 2020, we opened ten stores, including five stores in new television markets (Waco, TX; McAllen, TX; Lubbock, TX; Palm Springs, CA; and Gulfport, MS) and five stores in existing television markets (Memphis, TN; San Francisco, CA; Phoenix, AZ; Dallas, TX; and Atlanta, GA).

Used Vehicle Sales.  The 13.6% increase in used vehicle revenues in the third quarter of fiscal 2020 was primarily due to an 11.0% increase in used unit sales. The increase in used units included a 7.5% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

The 11.9% increase in used vehicle revenues in the first nine months of fiscal 2020 was primarily due to a 10.1% increase in used unit sales. The increase in used units included a 6.7% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base.

The comparable store used unit sales performance in both the third quarter and first nine months of fiscal 2020 reflected strong conversion, which was aided by continued support from our third-party lending partners; 15% growth in web traffic; and a favorable response to our consumer initiatives. We believe that solid execution in operations, finance, customer progression and marketing, in addition to an overall favorable used car sales environment, also contributed to our sales growth for both the third quarter and first nine months of fiscal 2020.

This increase in used unit comparable sales in both the third quarter and first nine months of fiscal 2020 was slightly stronger in markets offering a full omni-channel experience. Additionally, many of our omni-channel related digital initiatives, including improved customer lead management tools, finance self-service tools and digital merchandising, have been rolled out nationwide. We believe these initiatives supported our strong used unit comparable sales performance in markets both with and without the full omni-channel experience. We also believe all stores benefited from our national marketing campaign launched in October.
The increase in average retail selling price in both the third quarter and first nine months of fiscal 2020 reflected higher vehicle acquisition costs as well as shifts in the mix of our sales by both vehicle age and class.

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

The 1.2% increase in wholesale vehicle revenues in the third quarter of fiscal 2020 was primarily due to a 3.3% increase in unit sales, partially offset by a 2.6% decline in average selling price. The wholesale unit growth was driven by the growth in our store base, partially offset by lower appraisal traffic.

The 5.5% increase in wholesale vehicle revenues in the first nine months of fiscal 2020 was primarily due to a 4.8% increase in unit sales. The wholesale unit growth was largely driven by an increase in our appraisal buy rate and the growth in our store base, partially offset by lower appraisal traffic.

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

Other sales and revenues increased 4.1% in the third quarter of fiscal 2020 and 6.3% in the first nine months of fiscal 2020, driven by the 13.3% and 13.2% increase in EPP revenues, respectively. The increase in EPP revenues for both periods reflected the combined effects of our used unit growth and increased margins.

We expect to begin receiving ESP profit-sharing payments in the first calendar quarter of 2020. While the initial payment could be up to $50 million, through November 30, 2019, we have recognized revenue of $32.2 million, which represents the cumulative amount for which we have determined it is probable it will not result in a significant revenue reversal. The first payment reflects the accumulation of profit-sharing for four years under our current contracts with the providers, while any subsequent profit-sharing payments we receive will only reflect one year of incremental earnings.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer quarters.  Sales are typically slowest in the fall quarter.  We typically experience an increase in traffic and sales in February and March, coinciding with federal income tax refund season.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2019	2018	Change	2019	2018	Change
Used vehicle gross profit	$413.1	$370.0	11.7%	$1,366.3	$1,238.4	10.3%
Wholesale vehicle gross profit	106.8	104.7	2.0%	350.1	330.5	5.9%
Other gross profit	93.7	94.5	(0.8)%	333.1	312.3	6.6%
Total	$613.6	$569.2	7.8%	$2,049.5	$1,881.2	8.9%
GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2019		2018		2019		2018
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,145	10.3	$2,133	10.4	$2,183	10.6	$2,177	10.7
Wholesale vehicle gross profit	$937	17.5	$949	17.4	$969	17.9	$959	17.9
Other gross profit	$487	62.4	$545	65.5	$532	68.0	$549	67.8
Total gross profit	$3,187	12.8	$3,281	13.3	$3,274	13.3	$3,308	13.6

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit rose 11.7% in the third quarter of fiscal 2020 and 10.3% in the first nine months of fiscal 2020, driven by the 11.0% and 10.1% growth in total used unit sales, respectively. Our used vehicle gross profit per unit remained relatively flat with the corresponding prior year quarter and period. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit increased 2.0% in the third quarter of fiscal 2020, driven by the 3.3% increase in wholesale unit sales, partially offset by a modest decrease in wholesale gross profit per unit as a result of increased depreciation at auctions during the third quarter. In the first nine months of fiscal 2020, wholesale vehicle gross profit increased 5.9%, driven by the 4.8% increase in wholesale unit sales and a modest increase in wholesale gross profit per unit.

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

Other gross profit declined 0.8% in the third quarter of fiscal 2020 and increased 6.6% in the first nine months of fiscal 2020, primarily reflecting the growth in EPP profits discussed above, offset by a decline in service department profits of $11.0 million and $13.9 million, respectively. Service profits were adversely affected by a recent increase in our post-sale warranty period from 30 to 90 days, near-term inefficiencies resulting from our recent ramp in technician hiring to support future sales growth, and higher share-based compensation expense for service department associates due to an increase in our stock price.

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

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2019	2018	Change	2019	2018	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$217.2	$197.2	10.1%	$674.7	$627.8	7.5%
Share-based compensation expense	26.3	7.3	260.3%	89.0	57.0	56.1%
Total compensation and benefits (1)	$243.5	$204.5	19.1%	$763.7	$684.8	11.5%
Store occupancy costs	98.0	90.3	8.5%	291.2	268.9	8.3%
Advertising expense	51.8	37.4	38.8%	140.6	122.5	14.7%
Other overhead costs (2)	91.5	77.3	18.3%	259.8	225.1	15.4%
Total SG&A expenses	$484.8	$409.5	18.4%	$1,455.3	$1,301.3	11.8%
SG&A per used vehicle unit (3)	$2,518	$2,361	$157	$2,325	$2,288	$37

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, insurance, preopening and relocation costs, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses increased 18.4% in the third quarter of fiscal 2020. In addition to the 10% growth in our store base since the beginning of last year’s third quarter (representing the addition of 19 stores), higher costs associated with our comparable store unit growth, and continued spending to advance our technology platforms and support our core and omni-channel initiatives, the net increase reflected the following:

•
$19.0 million increase in share-based compensation expense. The increase in share-based compensation expense was primarily related to cash-settled restricted stock units that are awarded broadly to our non-executive associates. The expense associated with these units was primarily driven by the 17% increase in our stock price during the current quarter versus the 15% decrease during the prior year quarter.

•
Advertising expense increased $14.5 million due to our new national advertising campaign launched in October and incremental marketing to support our omni-channel roll out. For the full year, we expect our fiscal 2020 advertising expense per retail unit to be slightly higher than fiscal 2019.

SG&A expenses increased 11.8% in the first nine months of fiscal 2020. In addition to the 13% growth in our store base since the beginning of fiscal 2019 (representing the addition of 25 stores), higher costs associated with our comparable store unit growth, and continued spending to advance our technology platforms and support our core and omni-channel initiatives, the net increase reflected the following:

•
$32.0 million increase in share-based compensation expense. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the 57% increase in our stock price during the current period versus a 7% increase during the prior year period.

•
Advertising expense increased $18.1 million due to our new national advertising campaign launched in October and incremental marketing to support our omni-channel roll out. As noted above, advertising spending per retail unit is expected to be slightly higher in fiscal 2020, as compared to fiscal 2019.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense rose to $21.8 million and $60.7 million in the third quarter and first nine months of fiscal 2020, respectively, from $18.8 million and $54.8 million in the third quarter and first nine months of fiscal 2019. The increase primarily reflected higher outstanding debt levels and an increase in finance lease obligations in the third quarter and first nine months of fiscal 2020.

Other (Income) Expense. Other income was $6.6 million and $6.8 million in the third quarter and first nine months of fiscal 2020, respectively, compared with expense of $2.8 million and $3.1 million in the third quarter and first nine months of fiscal 2019. The increase for both periods was primarily due to an unrealized gain on an investment recorded during fiscal 2020.

Income Taxes.  The effective income tax rate was 23.9% in the third quarter of fiscal 2020 and 23.8% in the first nine months of fiscal 2020 versus 23.2% in the third quarter of fiscal 2019 and 24.2% in the first nine months of fiscal 2019.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loan receivables less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations affect CAF income over time. Continued increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in compression in the interest margin on new originations. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of the change in loss and delinquency experience on our outlook for net losses expected to occur over the next 12 months.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loan receivables, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Interest margin:
Interest and fee income	$278.9	8.4	$247.8	8.0	$820.8	8.4	$722.3	8.0
Interest expense	(90.4)	(2.7)	(75.3)	(2.4)	(268.4)	(2.8)	(208.2)	(2.3)
Total interest margin	$188.5	5.7	$172.5	5.6	$552.4	5.7	$514.1	5.7
Provision for loan losses	$(49.0)	(1.5)	$(40.8)	(1.3)	$(132.7)	(1.4)	$(111.7)	(1.2)
CarMax Auto Finance income	$114.0	3.4	$109.7	3.6	$344.1	3.5	$335.0	3.7

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2019	2018	2019	2018
Net loans originated (in millions)	$1,698.2	$1,503.7	$5,297.1	$4,847.6
Vehicle units financed	83,448	76,460	264,691	247,956
Net penetration rate (1)	43.3%	44.1%	42.3%	43.6%
Weighted average contract rate	8.1%	8.5%	8.5%	8.5%
Weighted average credit score (2)	712	709	708	706
Weighted average loan-to-value (LTV) (3)	94.4%	94.6%	94.5%	94.9%
Weighted average term (in months)	66.0	66.0	66.2	66.0

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2019	2018	2019	2018
Total ending managed receivables	$13,352.6	$12,377.2	$13,352.6	$12,377.2
Total average managed receivables	$13,239.2	$12,321.0	$12,986.2	$12,054.6
Allowance for loan losses (1)	$153.6	$138.3	$153.6	$138.3
Allowance for loan losses as a percentage of ending managed receivables	1.15%	1.12%	1.15%	1.12%
Net credit losses on managed receivables	$45.8	$40.6	$117.3	$102.0
Annualized net credit losses as a percentage of total average managed receivables	1.38%	1.32%	1.20%	1.13%
Past due accounts as a percentage of ending managed receivables	3.83%	3.77%	3.83%	3.77%
Average recovery rate (2)	47.5%	48.0%	48.4%	47.9%

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

•	CAF Income (Increase of $4.3 million, or 3.9%, and $9.1 million, or 2.7%, in the third quarter and first nine months of fiscal 2020, respectively)

◦
The increase in CAF income for the third quarter of fiscal 2020 reflects an increase in average managed receivables and a modest improvement in the total interest margin percentage, partially offset by an increase in the provision for loan losses.

◦	The increase in CAF income for the first nine months of fiscal 2020 reflects an increase in average managed receivables, partially offset by an increase in the provision for loan losses.

◦
Average managed receivables grew 7.5% to $13.24 billion in the third quarter of fiscal 2020 and 7.7% to $12.99 billion in the first nine months of fiscal 2020 driven primarily by the rise in CAF loan originations in recent years.

◦
The growth in net loan originations in both the third quarter and first nine months of fiscal 2020 resulted from our used vehicle sales growth and an increase in the average amount financed, partially offset by a decline in CAF’s penetration rate.

•
Provision for Loan Losses (Increased to $49.0 million and $132.7 million in the third quarter and first nine months of fiscal 2020, respectively, from $40.8 million and $111.7 million in the third quarter and first nine months of fiscal 2019)

◦	The increase in the provision for loan losses was primarily due to the growth in average managed receivables as well as a slight increase in the allowance as a percentage of managed receivables.

◦	The allowance for loan losses as a percentage of ending managed receivables was 1.15% as of November 30, 2019, compared with 1.12% as of November 30, 2018, and 1.10% as of February 28, 2019.

◦	Net losses for both the third quarter and first nine months of fiscal 2020 remained well within our long-term targeted performance range.

•
Total interest margin increased slightly as a percentage of average managed receivables to 5.7% in the third quarter of fiscal 2020 from 5.6% in the prior year quarter. Total interest margin remained flat at 5.7% of average managed receivables in the first nine months of fiscal 2020.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. CAF currently targets originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. A total of $167.6 million and $162.4 million in CAF Tier 3 receivables were outstanding as of November 30, 2019 and February 28, 2019, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2019 and February 28, 2019, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We currently plan to open 13 stores in fiscal 2020 and a similar number of stores in fiscal 2021. In December 2019, we opened our Phoenix CEC. We currently estimate capital expenditures will total approximately $350 million in fiscal 2020.

We currently plan to open the following stores within 12 months from November 30, 2019. During this period, we will be entering one new television market and expanding our presence in eight existing television markets. Of the 11 stores we plan to open during the 12 months ending November 30, 2020, 3 will be in Metropolitan Statistical Areas having populations of 600,000 or less, which we define as small markets. Normal construction, permitting or other scheduling delays could shift the opening dates of any of these stores into a later period.

PLANNED STORE OPENINGS – NEXT 12 MONTHS

Location	Television Market	Metropolitan Statistical Area	Planned Opening Date
Fort Wayne, Indiana	Fort Wayne (1)	Fort Wayne	Q4 Fiscal 2020
Salem, Oregon	Portland	Salem	Q4 Fiscal 2020
Murfreesboro, Tennessee	Nashville	Nashville/Davidson/Murfreesboro	Q4 Fiscal 2020
Easton, Pennsylvania	Philadelphia	Allentown/Bethlehem/Easton	Q1 Fiscal 2021
Bradenton, Florida	Tampa	North Port/Sarasota/Bradenton	Q1 Fiscal 2021
Canoga Park, California	Los Angeles	Los Angeles	Q1 Fiscal 2021
Covington, Louisiana	New Orleans	New Orleans	Q1 Fiscal 2021
West Palm Beach, Florida	Miami/Ft. Lauderdale/W. Palm Beach	Miami/Ft. Lauderdale/W. Palm Beach	Q2 Fiscal 2021
Jacksonville, N. Carolina	Greenville/New Bern/Washington	Jacksonville	Q2 Fiscal 2021
Lakeland, Florida	Tampa	Lakeland/Winter Haven	Q3 Fiscal 2021
Norco, California	Los Angeles	Riverside/San Bernardino/Ontario	Q3 Fiscal 2021

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

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. We expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first nine months of fiscal 2020, net cash used in operating activities totaled $117.9 million, compared with net cash provided by operating activities of $114.6 million in the prior year period, which included increases in auto loan receivables of $980.8 million in the current year period and $875.3 million in the prior year period.  The majority of the increases in auto loan receivables are accompanied by increases in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of November 30, 2019, total inventory was $2.68 billion, representing an increase of $163.1 million, or 6.5%, compared with the balance as of the start of the fiscal year.  The increase primarily reflected a higher average carrying cost of inventory due to an increase in acquisition costs and changes in our vehicle mix, as well as increased inventory to support store openings and our comparable store sales growth in fiscal 2020. In addition, we typically build inventories in the late fall in order to take advantage of seasonal sales opportunities.

When considering cash from operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loan receivables with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash provided from the net issuances of non-recourse notes payable, which represents the increase in auto loan receivables that were funded through the issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the increases in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Nine Months Ended November 30
(In millions)	2019	2018
Net cash (used in) provided by operating activities	$(117.9)	$114.6
Add: Net issuances of non-recourse notes payable (1)	785.0	748.4
Adjusted net cash provided by operating activities	$667.1	$863.0

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first nine months of the current fiscal year decreased compared with the prior year period primarily due to the changes in inventory discussed above, timing and use of non-recourse funding vehicles in relation to originations of auto loan receivables, and timing-related changes to accounts receivable and other current assets, partially offset by an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $256.6 million in fiscal 2020 compared with $247.0 million in fiscal 2019.  Capital expenditures were $249.2 million in the current year period versus $243.3 million in the prior year period.  Capital expenditures primarily included store construction costs, real estate acquisitions for planned future store openings, and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of November 30, 2019, 135 of our 213 used car stores were located on owned sites and 78 were located on leased sites, including 22 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of fiscal 2020, net cash provided by financing activities totaled $409.1 million compared with $146.8 million in the prior year period.  Included in these amounts were net increases in total non-recourse notes payable of $785.0 million and $748.4 million, respectively, which were used to provide the financing for the majority of the increases of $980.8 million and $875.3 million, respectively, in auto loan receivables (see “Operating Activities”).

During the first nine months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $458.6 million as well as net borrowings on our long-term debt of $4.7 million. During the first nine months of fiscal 2019, cash provided by financing activities was impacted by stock repurchases of $633.2 million as well as net repayments on our long-term debt of $10.4 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2019	2019
Revolving credit facility (2)	June 2024	$377,521	$366,529
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	537,311	495,626
Non-recourse notes payable	Various dates through April 2026	13,320,447	12,535,405
Total debt (3)		15,035,279	14,197,560
Cash and cash equivalents		$56,583	$46,938

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

(3)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

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

As of November 30, 2019, $11.01 billion and $2.31 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2020, we funded a total of $4.37 billion in asset-backed term funding transactions.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2019, a total of $2 billion of board authorizations for repurchases were outstanding, with no expiration date, of which $1.67 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 42 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to

investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2020.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2019	473,904	$85.90	473,904	$1,740,059,721
October 1 - 31, 2019	471,952	$90.88	471,952	$1,697,167,565
November 1 - 30, 2019	324,434	$96.19	324,434	$1,665,961,217
Total	1,270,290		1,270,290

Item 6.    Exhibits

10.1	CarMax, Inc. Severance Agreement, effective October 25, 2019, between CarMax, Inc. and Enrique N. Mayor-Mora, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 24, 2019.

10.2	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2020, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Senior Vice President and
Chief Financial Officer

January 7, 2020