Form 10-Q
period 2020-05-31
CARMAX INC
filed 2020-07-01
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2020
Common Stock, par value $0.50	163,077,762

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2020 and 2019	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2020 and 2019	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2020 and February 29, 2020	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2020 and 2019	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2020 and 2019	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

	Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	47

	Item 1A.	Risk Factors	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 6.	Exhibits	48

SIGNATURES			49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2020	%(1)	2019	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$2,786,202	86.3	$4,540,657	84.6
Wholesale vehicle sales	342,852	10.6	662,449	12.3
Other sales and revenues	99,728	3.1	163,212	3.0
NET SALES AND OPERATING REVENUES	3,228,782	100.0	5,366,318	100.0
COST OF SALES:
Used vehicle cost of sales	2,524,676	78.2	4,043,824	75.4
Wholesale vehicle cost of sales	280,922	8.7	536,490	10.0
Other cost of sales	69,001	2.1	43,621	0.8
TOTAL COST OF SALES	2,874,599	89.0	4,623,935	86.2
GROSS PROFIT	354,183	11.0	742,383	13.8
CARMAX AUTO FINANCE INCOME	50,950	1.6	115,959	2.2
Selling, general and administrative expenses	373,716	11.6	489,660	9.1
Interest expense	23,958	0.7	17,784	0.3
Other expense (income)	3,295	0.1	(359)	—
Earnings before income taxes	4,164	0.1	351,257	6.5
Income tax provision	(814)	—	84,513	1.6
NET EARNINGS	$4,978	0.2	$266,744	5.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	162,673		166,324
Diluted	163,537		167,643
NET EARNINGS PER SHARE:
Basic	$0.03		$1.60
Diluted	$0.03		$1.59

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2020	2019
NET EARNINGS	$4,978	$266,744
Other comprehensive loss, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	728	355
Net change in cash flow hedge unrecognized losses	(16,062)	(13,551)
Other comprehensive loss, net of taxes	(15,334)	(13,196)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(10,356)	$253,548

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 29
(In thousands except share data)	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$658,022	$58,211
Restricted cash from collections on auto loans receivable	480,565	481,043
Accounts receivable, net	145,018	191,090
Inventory	1,899,430	2,846,416
Other current assets	100,696	86,927
TOTAL CURRENT ASSETS	3,283,731	3,663,687
Auto loans receivable, net of allowance for loan losses of $437,213 and $157,796 as of May 31, 2020 and February 29, 2020, respectively	12,794,622	13,551,711
Property and equipment, net of accumulated depreciation of $1,298,536 and $1,266,920 as of May 31, 2020 and February 29, 2020, respectively	3,064,738	3,069,102
Deferred income taxes	119,066	89,842
Operating lease assets	443,678	449,094
Other assets	266,697	258,746
TOTAL ASSETS	$19,972,532	$21,082,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$390,160	$737,144
Accrued expenses and other current liabilities	290,080	331,738
Accrued income taxes	—	1,389
Current portion of operating lease liabilities	30,881	30,980
Short-term debt	86	40
Current portion of long-term debt	9,744	9,251
Current portion of non-recourse notes payable	430,055	424,165
TOTAL CURRENT LIABILITIES	1,151,006	1,534,707
Long-term debt, excluding current portion	1,693,888	1,778,672
Non-recourse notes payable, excluding current portion	12,722,292	13,165,384
Operating lease liabilities, excluding current portion	435,325	440,671
Other liabilities	391,711	393,873
TOTAL LIABILITIES	16,394,222	17,313,307

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 162,755,339 and 163,081,376 shares issued and outstanding as of May 31, 2020 and February 29, 2020, respectively	81,378	81,541
Capital in excess of par value	1,358,428	1,348,988
Accumulated other comprehensive loss	(165,405)	(150,071)
Retained earnings	2,303,909	2,488,417
TOTAL SHAREHOLDERS’ EQUITY	3,578,310	3,768,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,972,532	$21,082,182

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net earnings	$4,978	$266,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,340	51,506
Share-based compensation expense	25,057	45,025
Provision for loan losses	122,018	38,152
Provision for cancellation reserves	13,552	25,465
Deferred income tax provision	25,041	9,392
Other	5,386	1,736
Net decrease (increase) in:
Accounts receivable, net	46,072	5,971
Inventory	946,986	(31,688)
Other current assets	(13,769)	(10,387)
Auto loans receivable, net	433,044	(386,922)
Other assets	(3,247)	(6,349)
Net (decrease) increase in:
Accounts Payable, accrued expenses and other
current liabilities and accrued income taxes	(382,102)	81,886
Other liabilities	(31,797)	(47,330)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,249,559	43,201
INVESTING ACTIVITIES:
Capital expenditures	(62,871)	(78,970)
Proceeds from disposal of property and equipment	—	2
Purchases of investments	(2,369)	(7,224)
Sales of investments	168	81
NET CASH USED IN INVESTING ACTIVITIES	(65,072)	(86,111)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	46	(458)
Proceeds from issuances of long-term debt	977,500	1,715,200
Payments on long-term debt	(1,062,578)	(1,809,179)
Cash paid for debt issuance costs	(2,610)	(3,416)
Payments on finance lease obligations	(1,370)	(745)
Issuances of non-recourse notes payable	1,982,000	2,851,000
Payments on non-recourse notes payable	(2,420,291)	(2,492,809)
Repurchase and retirement of common stock	(54,140)	(211,961)
Equity issuances	1,706	33,251
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(579,737)	80,883
Increase in cash, cash equivalents, and restricted cash	604,750	37,973
Cash, cash equivalents, and restricted cash at beginning of year	656,390	595,377
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,261,140	$633,350

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$658,022	$42,197
Restricted cash from collections on auto loans receivable	480,565	479,436
Restricted cash included in other assets	122,553	111,717
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,261,140	$633,350

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2020
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 29, 2020	163,081	$81,541	$1,348,988	$2,488,417	$(150,071)	$3,768,875
Net earnings	—	—	—	4,978	—	4,978
Other comprehensive loss	—	—	—	—	(15,334)	(15,334)
Share-based compensation expense	—	—	17,652	—	—	17,652
Repurchases of common stock	(515)	(258)	(4,271)	(36,180)	—	(40,709)
Exercise of common stock options	35	18	1,688	—	—	1,706
Stock incentive plans, net shares issued	154	77	(5,629)	—	—	(5,552)
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Balance as of May 31, 2020	162,755	$81,378	$1,358,428	$2,303,909	$(165,405)	$3,578,310

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2019
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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience provides the majority of our customers with multiple options to interact with us throughout their car-buying journeys, including our mobile apps; carmax.com; over the phone or online with a centralized customer experience consultant; or, in-person at one of our attractive, modern sales facilities. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020 (the “2020 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2020 Annual Report.

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

Recent Accounting Pronouncements.
Adopted in the Current Period.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2016-13 or “CECL”) related to the measurement of credit losses on financial instruments. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.

We have designed an allowance for loan loss methodology to comply with these new requirements, which has been adopted for our fiscal year beginning March 1, 2020 using the modified retrospective approach. The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses on our opening consolidated balance sheet as of March 1, 2020, with a corresponding net-of-tax $153.3 million reduction in retained earnings. The increase in the allowance for loan losses on the opening balance sheet is primarily the result of extending the loan loss forecast period from 12 months to the entire lifetime of the loan portfolio. We expect this new methodology could increase volatility in our quarterly provision for loan losses. This volatility is driven by estimating loan losses over a longer forecast period and the incorporation of economic adjustment factors, including changes in U.S. unemployment rates and the National Automobile Dealers Association ("NADA") used vehicle price index, and such volatility could be significant. We have implemented testing of the effectiveness of our new allowance for loan loss methodology, as well as relevant controls and governance structure.

In August 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-14) related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. We adopted this pronouncement for our fiscal year beginning March 1, 2020, and it did not have a material effect on our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-17) related to related party guidance for variable interest entities. We adopted this pronouncement for our fiscal year beginning March 1, 2020, and it did not have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2020	2019
Used vehicle sales	$2,786.2	$4,540.7
Wholesale vehicle sales	342.9	662.4
Other sales and revenues:
Extended protection plan revenues	73.4	111.3
Third-party finance fees, net	(10.7)	(15.5)
Service revenues	19.5	34.0
Other	17.5	33.4
Total other sales and revenues	99.7	163.2
Total net sales and operating revenues	$3,228.8	$5,366.3

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of May 31, 2020 and February 29, 2020, no long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

3.    CarMax Auto Finance

CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF’s operating results by assessing profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.  This information is used to assess CAF’s performance and make operating decisions, including resource allocation.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$282.5	8.4	$266.2	8.4
Interest expense	(84.6)	(2.5)	(87.4)	(2.8)
Total interest margin	197.9	5.9	178.8	5.6
Provision for loan losses	(122.0)	(3.6)	(38.2)	(1.2)
Total interest margin after provision for loan losses	75.9	2.3	140.6	4.4

Total other expense	(1.9)	(0.1)	—	—

Direct expenses:
Payroll and fringe benefit expense	(11.2)	(0.3)	(10.1)	(0.3)
Other direct expenses	(11.8)	(0.4)	(14.5)	(0.5)
Total direct expenses	(23.0)	(0.7)	(24.6)	(0.8)
CarMax Auto Finance income	$51.0	1.5	$116.0	3.7

Total average managed receivables	$13,408.5		$12,707.3

(1)	Annualized percentage of total average managed receivables.

4.    Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $13.17 billion as of May 31, 2020 and $13.61 billion as of February 29, 2020. See Note 9 for additional information on non-recourse notes payable.

Interest income and expenses related to auto loans are included in CAF income.  Interest income on auto loans receivable is recognized when earned based on contractual loan terms.  All loans continue to accrue interest until repayment or charge-off.  When a charge-off occurs, accrued interest is written off by reversing interest income. Direct costs associated with loan originations are not considered material, and thus, are expensed as incurred.  See Note 3 for additional information on CAF income.

Auto Loans Receivable, Net

	As of May 31	As of February 29
(In millions)	2020	2020
Asset-backed term funding	$10,795.3	$11,007.1
Warehouse facilities	1,949.7	2,181.7
Overcollateralization (1)	291.0	289.0
Other managed receivables (2)	135.9	140.0
Total ending managed receivables	13,171.9	13,617.8
Accrued interest and fees	64.8	56.2
Other	(4.9)	35.5
Less: allowance for loan losses	(437.2)	(157.8)
Auto loans receivable, net	$12,794.6	$13,551.7

(1)	Represents receivables restricted as excess collateral for the non-recourse funding vehicles.

(2)	Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models rely on the customers’ credit history and certain application information to evaluate and rank their risk.  We obtain credit histories and other credit data that includes information such as number, age, type of and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers with the highest probability of repayment are A-grade customers. Customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate. After origination, credit grades are generally not updated.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loans receivable on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of May 31, 2020
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$493.7	$2,928.5	$1,689.5	$957.6	$450.1	$139.7	$6,659.1	50.6
B	334.0	1,891.8	1,214.7	731.3	367.2	160.9	4,699.9	35.7
C and other	129.7	706.8	438.6	271.8	174.0	92.0	1,812.9	13.7
Total ending managed receivables	$957.4	$5,527.1	$3,342.8	$1,960.7	$991.3	$392.6	$13,171.9	100.0

	As of February 29
(In millions)	2020 (1)	% (2)
A	$6,915.9	50.8
B	4,841.2	35.6
C and other	1,860.7	13.6
Total ending managed receivables	$13,617.8	100.0

(1)	Classified based on credit grade assigned when customers were initially approved for financing.

(2)	Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at May 31, 2020 represents the net credit losses expected over the remaining contractual life of our managed receivables.  The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. For receivables that have less than 18 months of performance history, the net loss estimate takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the NADA used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two year period, the impact of the economic factor is phased out of the allowance for loan loss calculation on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2020	% (1)	2019 (2)	% (1)
Balance as of beginning of period	$157.8	1.16	$138.2	1.10
Adoption of CECL	202.0		—
Adjusted balance as of beginning of period	359.8	2.64	138.2	1.10
Charge-offs	(70.7)		(65.9)
Recoveries (3)	26.1		36.5
Provision for loan losses	122.0		38.2
Balance as of end of period	$437.2	3.32	$147.0	1.14

(1)	Percent of total ending managed receivables.

(2)	The comparative information has not been restated and continues to be reported under the accounting guidance in effect during fiscal 2020.

(3)	Net of costs incurred to recover vehicle.

As discussed in Note 1, we adopted CECL during the first quarter of fiscal 2021. The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses as of March 1, 2020, with a corresponding net-of-tax decrease of $153.3 million in retained earnings. During the first quarter of fiscal 2021, we recorded a provision for loan losses of $122.0 million. The provision included an $84.0 million increase in our estimate of lifetime losses on existing loans, largely resulting from worsening economic factors in response to COVID-19. In particular, the U.S. unemployment rate rose significantly during the quarter. This rate is used in loss prediction to incorporate how current and forecasted economic conditions impact customer hardship, or ability to pay.  Changes in the NADA used vehicle price index were not significant. The remaining $38.0 million of provision recorded in the first quarter of fiscal 2021 largely reflected our estimate of lifetime losses on originations made during the current quarter.

Past Due Receivables. An account is considered delinquent when the related customer fails to make a substantial portion of a scheduled payment on or before the due date.  In general, accounts are charged-off on the last business day of the month during which the earliest of the following occurs:  the receivable is 120 days or more delinquent as of the last business day of the month, the related vehicle is repossessed and liquidated, or the receivable is otherwise deemed uncollectible.  For purposes of determining impairment, auto loans are evaluated collectively, as they represent a large group of smaller-balance homogeneous loans, and therefore, are not individually evaluated for impairment.

Past Due Receivables

	As of May 31, 2020
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,632.0	$4,554.5	$1,658.7	$12,845.2	97.52
Delinquent loans:
31-60 days past due	16.4	89.3	92.8	198.5	1.51
61-90 days past due	7.0	38.9	44.3	90.2	0.68
Greater than 90 days past due	3.7	17.2	17.1	38.0	0.29
Total past due	27.1	145.4	154.2	326.7	2.48
Total ending managed receivables	$6,659.1	$4,699.9	$1,812.9	$13,171.9	100.00

	As of February 29
(In millions)	2020	% (1)
Total ending managed receivables	$13,617.8	100.00
Delinquent loans:
31-60 days past due	$296.4	2.18
61-90 days past due	138.3	1.01
Greater than 90 days past due	34.2	0.25
Total past due	$468.9	3.44

(1)	Percent of total ending managed receivables.

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $22.8 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2020, we recognized a loss of $1.9 million in CAF income representing these changes in fair value.

As of May 31, 2020 and February 29, 2020, we had interest rate swaps outstanding with a combined notional amount of $1.96 billion and $2.62 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2020, we had an interest rate swap outstanding with a notional amount of $0.40 billion that was not designated as a cash flow hedge.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$697,363	$—	$697,363
Mutual fund investments	22,330	—	22,330
Total assets at fair value	$719,693	$—	$719,693

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	3.6%	—%	3.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(25,719)	$(25,719)
Derivative instruments not designated as hedges	—	(1,892)	(1,892)
Total liabilities at fair value	$—	$(27,611)	$(27,611)

Percent of total liabilities	—%	0.2%	0.2%

	As of February 29, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$273,203	$—	$273,203
Mutual fund investments	22,668	—	22,668
Total assets at fair value	$295,871	$—	$295,871

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	1.4%	—%	1.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(23,992)	$(23,992)
Total liabilities at fair value	$—	$(23,992)	$(23,992)

Percent of total liabilities	—%	0.1%	0.1%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2020 and February 29, 2020, respectively, are as follows:

(In thousands)	As of May 31, 2020	As of February 29, 2020
Carrying value	$500,000	$500,000
Fair value	$523,181	$546,197

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2020	2019
Balance as of beginning of period	$117.9	$102.8
Cancellations	(14.8)	(18.8)
Provision for future cancellations	13.6	25.5
Balance as of end of period	$116.7	$109.5

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2020 and February 29, 2020, the current portion of cancellation reserves was $62.9 million and $63.5 million, respectively.

8.    Income Taxes

We had $29.1 million of gross unrecognized tax benefits as of May 31, 2020, and $30.9 million as of February 29, 2020.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2020.

9.    Debt

(In thousands)		As of May 31	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2)	June 2024	$370,086	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	535,078	536,739
Non-recourse notes payable	Various dates through May 2027	13,174,982	13,613,272
Total debt		14,880,146	15,402,751
Less: current portion		(439,885)	(433,456)
Less: unamortized debt issuance costs		(24,081)	(25,240)
Long-term debt, net		$14,416,180	$14,944,055

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt as no repayments are expected to be made within the next 12 months.  As of May 31, 2020, the unused capacity of $1.08 billion was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through May 2027, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles for non-recourse notes payable as of May 31, 2020, are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2020 expiration	$1.40
September 2020 expiration	0.15
February 2021 expiration	1.95
Combined warehouse facility limit	$3.50
Unused capacity	$1.55

Non-recourse notes payable outstanding:
Warehouse facilities	$1.95
Asset-backed term funding transactions	11.22
Non-recourse notes payable	$13.17

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loans receivable.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2020 and 2019, we capitalized interest of $0.9 million and $1.6 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2020, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10.    Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2020, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.51 billion remained available for repurchase. Subsequent to the end of the fiscal year, our current stock repurchase program was suspended, although the repurchase authorization remains effective.

Common Stock Repurchases

	Three Months Ended
	May 31
	2020	2019
Number of shares repurchased (in thousands)	515.5	2,953.1
Average cost per share	$78.96	$69.35
Available for repurchase, as of end of period (in millions)	$1,511.6	$1,909.1

(B)	Stock Incentive Plans
We maintain long-term incentive plans for management, certain employees and the nonemployee members of our board of directors ("board").  The plans allow for the granting of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

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

Nonqualified Stock Options.  Nonqualified stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to the fair market value of our common stock on the grant date.  The stock options generally vest annually in equal amounts over four years.  These options expire seven years after the date of the grant.

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period.  RSUs granted in fiscal 2021 vest annually in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average price or closing price of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2018 grants, the conversion ratio is based on the company reaching certain target levels set by the board for cumulative three-year pretax diluted earnings per share at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%; based on the company's results for the three-year period, the board certified a performance adjustment factor of 119%. For the fiscal 2020 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board of directors at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. For the first-year period, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. The board certified a performance adjustment factor of 117% for the first-year period. For the second- and third-year periods, the remaining awarded 42,099 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. No PSUs were awarded in fiscal 2021. As of May 31, 2020, 21,053 granted units were outstanding at a weighted average grant date fair value per share of $78.61.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2020, 38,730 units were outstanding at a weighted average grant date fair value of $80.19.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2020, there were 4,517 shares outstanding at a grant date value of $88.54.

(C) Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2020	2019
Cost of sales	$679	$2,825
CarMax Auto Finance income	1,270	1,805
Selling, general and administrative expenses	23,651	40,893
Share-based compensation expense, before income taxes	$25,600	$45,523

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2020	2019
Nonqualified stock options	$11,619	$11,842
Cash-settled restricted stock units (RSUs)	7,405	26,113
Stock-settled market stock units (MSUs)	5,846	4,409
Other share-based incentives:
Stock-settled performance stock units (PSUs)	153	2,209
Restricted stock (RSAs)	34	—
Stock-settled deferred stock units (DSUs)	—	452
Employee stock purchase plan	543	498
Total other share-based incentives	$730	$3,159
Share-based compensation expense, before income taxes	$25,600	$45,523

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2020
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$62.4	2.8
Stock-settled market stock units	23.9	1.9
Other share-based incentives:
Stock-settled performance stock units	0.9	1.9
Stock-settled deferred stock units	—	—
Restricted stock	0.3	2.6
Total other share-based incentives	1.2	0.8
Total	$87.5	2.5

We recognize compensation expense for stock options, MSUs, PSUs, DSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved. The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the volume-weighted average price or closing price of our common stock on the last trading day of each reporting period.

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2020 or 2019.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2020	6,994	$64.85
Options granted	1,571	$71.07
Options exercised	(35)	$48.15
Options forfeited or expired	(19)	$69.84
Outstanding as of May 31, 2020	8,511	$66.06	4.6	$187,179

Exercisable as of May 31, 2020	4,562	$62.39	3.5	$117,074

Stock Option Information

	Three Months Ended May 31
	2020	2019
Options granted	1,570,889	1,574,735
Weighted average grant date fair value per share	$22.61	$22.08
Cash received from options exercised (in millions)	$1.7	$33.3
Intrinsic value of options exercised (in millions)	$0.9	$19.4
Realized tax benefits (in millions)	$0.2	$5.3

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2020			2019
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	36.1%	-	56.1%	27.3%	-	29.5%
Weighted average expected volatility			38.3%			29.3%
Risk-free interest rate (2)	0.1%	-	0.5%	2.3%	-	2.4%
Expected term (in years) (3)			4.6			4.6

(1)
Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.

(2)	Based on the U.S. Treasury yield curve at the time of grant.

(3)	Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2020	1,557	$66.85
Stock units granted	669	$71.07
Stock units vested and converted	(491)	$58.46
Stock units cancelled	(17)	$68.94
Outstanding as of May 31, 2020	1,718	$70.86

 Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2020	2019
Stock units granted	669,053	562,586
Initial weighted average grant date fair value per share	$71.07	$78.61
Payments (before payroll tax withholdings) upon vesting (in millions)	$34.8	$36.5
Realized tax benefits (in millions)	$9.4	$10.0

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2020
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2022	$33,150	$88,399
Fiscal 2023	36,187	96,500
Fiscal 2024	9,638	25,700
Total expected cash settlements	$78,975	$210,599

(1)	Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2020	477	$84.05
Stock units granted	195	$93.11
Stock units vested and converted	(144)	$73.58
Stock units cancelled	(5)	$90.63
Outstanding as of May 31, 2020	523	$90.24

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2020	2019
Stock units granted	194,766	128,376
Weighted average grant date fair value per share	$93.11	$98.43
Realized tax benefits (in millions)	$3.0	$3.8

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2020	2019
Net earnings	$4,978	$266,744

Weighted average common shares outstanding	162,673	166,324
Dilutive potential common shares:
Stock options	527	1,000
Stock-settled stock units and awards	337	319
Weighted average common shares and dilutive potential common shares	163,537	167,643

Basic net earnings per share	$0.03	$1.60
Diluted net earnings per share	$0.03	$1.59

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2020 and 2019, options to purchase 4,258,269 shares and 3,083,172 shares of common stock, respectively, were not included.

12.    Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 29, 2020	$(121,302)	$(28,769)	$(150,071)
Other comprehensive loss before reclassifications	—	(18,287)	(18,287)
Amounts reclassified from accumulated other comprehensive loss	728	2,225	2,953
Other comprehensive income (loss)	728	(16,062)	(15,334)
Balance as of May 31, 2020	$(120,574)	$(44,831)	$(165,405)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2020	2019
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$373	$197
CarMax Auto Finance income	31	12
Selling, general and administrative expenses	555	259
Total amortization reclassifications recognized in net pension expense	959	468
Tax expense	(231)	(113)
Amortization reclassifications recognized in net pension expense, net of tax	728	355
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	728	355

Cash Flow Hedges (Note 5):
Changes in fair value	(24,862)	(17,942)
Tax benefit	6,575	4,742
Changes in fair value, net of tax	(18,287)	(13,200)
Reclassifications to CarMax Auto Finance income	3,025	(477)
Tax (expense) benefit	(800)	126
Reclassification of hedge losses (gains), net of tax	2,225	(351)
Net change in cash flow hedge unrecognized losses, net of tax	(16,062)	(13,551)
Total other comprehensive income loss, net of tax	$(15,334)	$(13,196)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $54.3 million as of May 31, 2020 and $48.8 million as of February 29, 2020.

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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2020	2019
Operating lease cost (1)	$14,384	$14,555
Finance lease cost:
Depreciation of lease assets	1,655	1,098
Interest on lease liabilities	2,215	1,477
Total finance lease cost	3,870	2,575
Total lease cost	$18,254	$17,130

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 29
(In thousands)	Classification	2020	2020
Assets:
Operating lease assets	Operating lease assets	$443,678	$449,094
Finance lease assets	Property and equipment, net (1)	75,412	75,320
Total lease assets		$519,090	$524,414
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,881	$30,980
Finance leases	Accrued expenses and other current liabilities	5,442	5,066
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	435,325	440,671
Finance leases	Other liabilities	82,974	79,327
Total lease liabilities		$554,622	$556,044

(1) Finance lease assets are recorded net of accumulated depreciation of $10.8 million as of May 31, 2020 and $9.1 million as of February 29, 2020.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 29
Lease Term and Discount Rate	2020	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	19.88	19.98
Finance leases	13.31	13.55

Weighted Average Discount Rate
Operating leases	5.40%	5.40%
Finance leases	10.84%	10.32%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,217	$14,370
Operating cash flows from finance leases	$1,877	$766
Financing cash flows from finance leases	$1,370	$745

Lease assets obtained in exchange for lease obligations:
Operating leases	$2,335	$21,629
Finance leases	$4,859	$43,261

Maturities of lease liabilities were as follows:

	As of May 31, 2020
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2021, remaining	$40,923	$10,574
Fiscal 2022	51,221	14,778
Fiscal 2023	48,646	15,010
Fiscal 2024	47,811	17,716
Fiscal 2025	46,709	13,990
Thereafter	571,347	99,130
Total lease payments	806,657	171,198
Less: interest	(340,451)	(82,782)
Present value of lease liabilities	$466,206	$88,416

(1) Lease payments exclude $112.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

14.    Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2020	2019
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(20,778)	$2,868
Increase in financing obligations	$—	$22,000

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

CarMax has reached a memorandum of understanding and expects to finalize a global agreement settling the Weiss, Gomez and McElhannon lawsuits on a class basis. Once final, the settlement agreement will be submitted for approval to the Superior Court of California, County of Placer as part of the Weiss lawsuit. In anticipation of the consolidation of claims under the global settlement agreement, on March 11, 2020, the Gomez and McElhannon lawsuits were dismissed, as the claims of the plaintiffs will be addressed in the global settlement. The monetary settlement under this agreement is for an immaterial amount that has been fully accrued.

The Sabanovich lawsuit is not included in the global settlement agreement. Based upon our evaluation of information currently available, we believe that the ultimate resolution of the foregoing proceedings will not have a material adverse effect, either individually or in the aggregate, on our financial condition, results of operations or cash flows.

As previously reported, the company has cooperated with representatives from multiple California municipality district attorney offices in an inquiry by those offices into the handling, storage and disposal of certain types of hazardous waste at our store locations in those municipalities. CarMax and the district attorney offices have reached a settlement agreement, which was entered and approved by the Superior Court of California, County of Orange on June 8, 2020. The settlement includes an immaterial monetary payment covering penalties, costs, and supplemental environmental projects as well as certain injunctive relief.

The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan and Ford related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2018.  On April 10, 2020, we were informed that CarMax would receive $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. On April 15, 2020, we received that amount in settlement of this matter and recorded the gain. CarMax remains a class member for the Ford settlement fund. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford settlement fund.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $14.9 million as of May 31, 2020, and $10.5 million as of February 29, 2020, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020 (“fiscal 2020”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our website and related mobile apps serve as sales channels for customers who prefer to conduct all or part of the shopping and sales process on-line. In addition, they serve as tools for communicating the CarMax consumer offer in detail and as sophisticated search engines for finding the right vehicle.

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

As of May 31, 2020, we operated 220 used car stores in 106 U.S. television markets, as well as 2 new car franchises.  As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 36.1% of our retail used vehicle unit sales in the first three months of fiscal 2021.  As of May 31, 2020, CAF serviced approximately 1,014,000 customer accounts in its $13.17 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. In the following weeks, many U.S. states and localities issued shelter-in-place orders impacting the operations of our stores and consumer demand. We followed mandates from public health officials and government agencies, including implementation of enhanced cleaning measures and social distancing guidelines and, in many localities, the closing of stores and wholesale auctions. As a result of these store closures and lower consumer demand, we announced in April 2020 that more than 15,000 associates had been placed on furlough. During the first quarter of fiscal 2021, we spent approximately $30 million supporting associates impacted by COVID-19, store closures and furloughs. This included providing associates with at least 14 days of pay continuity upon store closure or quarantine, along with continuing medical benefits for associates who were furloughed. To date, we have called back approximately 90% of associates placed on furlough.

As shelter-in-place orders are being phased out and we have begun to reopen stores and auctions, we have implemented robust plans to reduce the risk of exposure and further spread of the virus in our stores and continue to follow the mandates of public health officials and government agencies. We are adhering to occupancy restrictions at our stores where required. We also launched contactless curbside pickup to better serve our customers in alignment with enhanced safety practices. In addition, we quickly shifted our wholesale business from in-person to online auctions, and we continue to keep our appraisal lanes open where possible for customers who want or need to sell their cars.

These developments have caused significant disruption to our business and had a significant impact on our financial position, results of operations and cash flows in the first quarter of fiscal 2021. Sales performance in the first quarter of fiscal 2021 was significantly impacted by the COVID-19 pandemic. At the peak of the COVID-19 pandemic to date, in early April, due to the mandates of public health officials and government agencies, approximately half of our stores were closed or under limited operations. Limited operations means the stores could sell cars but were limited to appointment-only, curbside pickup, home delivery or some combination of all three. As a result, used vehicle sales were down more than 75% during that period. Further, pricing and margin was pressured by sharp declines in industry wholesale valuations due to a steep depreciation environment.

Since hitting a trough in early April, we have seen our sales progressively improve as stores reopen, occupancy restrictions start to ease and customers begin to re-engage in car buying. As of May 31, 2020, all of our stores were open, but we still had more than 50% of our stores running under occupancy restrictions or limited operations. As previously disclosed, through the first two weeks of June, our comparable unit sales were within 10% of last year’s sales, and many stores, though not a majority, were exceeding last year's sales, even with more than 50% of our stores running under occupancy restrictions or limited operations. While web traffic declined 11% during the first quarter of fiscal 2021, during the first two weeks of June web traffic was up year-over-year. Also, leads to our Customer Experience Centers (“CECs”) have returned to pre-COVID-19 levels.

As a result of the improvement in sales in May and June, we have begun increasing production to raise our inventory levels. We expect there to be service inefficiencies in the second quarter as it takes time to return production to a normalized operating state.

The impact of COVID-19 on CAF loan origination volume has been consistent with our retail and wholesale sales performance noted above. As the pandemic escalated, we saw an increase in delinquencies and greater demand for payment extensions. In response, we implemented a variety of measures to support our customers through this difficult time and to maximize the long-term collectability of the portfolio. This included suspending repossessions, waiving late fees, and providing loan payment extensions where appropriate. In addition to pausing our in-house Tier 3 lending, we also made temporary underwriting adjustments focused on preserving our high-quality portfolio and tested certain loan routing to our third-party providers.

Payment extensions spiked in April and have declined significantly in recent weeks as customers have exhibited the ability and willingness to pay. During the first quarter of fiscal 2021, delinquency rates were lower year-over-year. However, this was largely due to payment extensions that were granted during the quarter. We plan to continue supporting our customers with a focus on providing appropriate relief while at the same time protecting our portfolio.

In response to COVID-19, we took several measures in the first quarter of fiscal 2021 to enhance our liquidity position and provide additional financial flexibility. This included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels, reducing inventory levels and aligning other operating expenses to the lower sales volume. In addition to the temporary furlough mentioned above, we also implemented a hiring freeze, reduced advertising spending and reduced labor hours.

At the same time, we took advantage of our financial strength to continue making investments in our omni-channel experience and other digital initiatives that provide us with a competitive advantage. We implemented the most pertinent parts of the omni-channel experience in the first quarter, including launching a new initiative, contactless curbside pickup, to 200 stores nationwide. We expect to complete the rollout of our omni-channel experience in the second quarter of fiscal 2021.

As a result of these measures, we had $658.0 million in cash and cash equivalents on hand and $1.08 billion of unused capacity on our revolving credit facility as of May 31, 2020, compared with $58.2 million and $997.3 million, respectively, as of February 29, 2020. Total long-term debt, excluding non-recourse notes payable, declined to $1.71 billion as of May 31, 2020, compared with $1.79 billion as of February 29, 2020.

During the first quarter of fiscal 2021, new legislation was enacted, and new IRS guidance was issued to provide relief to businesses in response to the COVID-19 pandemic. We have evaluated the tax provisions included in legislation such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as well as recent IRS guidance. While the most significant impacts to the company include the employee retention tax credit and payroll tax deferral provisions of the CARES Act, we do not expect recent IRS guidance or the CARES Act to have a material impact on our results of operations.

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers and shareholders. The duration and severity of the COVID-19 outbreak are uncertain, and we are unable to determine the full impact that social distancing protocols, or potential subsequent outbreaks, will have on our operations or consumer demand. As such, the full impact on our revenues, profitability, financial position and liquidity remains uncertain at this time.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first three months of fiscal 2021 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2020	Change from Three Months Ended May 31, 2019
Income statement information
Net sales and operating revenues	$3,228.8	(39.8)%
Gross profit	$354.2	(52.3)%
CAF income	$51.0	(56.1)%
Selling, general and administrative expenses	$373.7	(23.7)%
Net earnings	$5.0	(98.1)%
Unit sales information
Used unit sales	135,028	(39.8)%
Change in used unit sales in comparable stores	(41.8)%	N/A
Wholesale unit sales	63,295	(47.6)%
Per unit information
Used gross profit per unit	$1,937	(12.6)%
Wholesale gross profit per unit	$978	(6.2)%
SG&A per used vehicle unit	$2,768	26.8%
Per share information
Net earnings per diluted share	$0.03	(98.1)%

Revenues and profitability for the first quarter of fiscal 2021 were significantly impacted by COVID-19, as previously discussed. The results for the first quarter of fiscal 2021 included $122.0 million in the CAF provision for loan losses, which included an increase of $84.0 million, or $0.38 per diluted share, in our estimate of lifetime losses on existing loans resulting from COVID-19 turmoil and worsening economic factors. Net earnings per diluted share during the first quarter of fiscal 2021 also included a one-time benefit of $0.18 in connection with our receipt of settlement proceeds in a previously disclosed class action lawsuit.
Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  During the first three months of fiscal 2021, net cash provided by operations totaled $1.25 billion. This amount, combined with $438.3 million of net payments on non-recourse notes payable, resulted in $811.3 million of adjusted net cash provided by operating activities (a non-GAAP measure). Our current capital allocation strategy is to prioritize navigating the near-term challenges the COVID-19 situation presents and continuing to fund operating activities. Historically, this liquidity was primarily used to fund the repurchase of common stock under our share repurchase program and our store growth.

When considering cash from operating activities, management does not include changes in auto loans receivable that have been funded with non-recourse notes payable, which are separately reflected as cash (used in) provided by financing activities.  For a reconciliation of adjusted net cash provided by operating activities to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, see “Reconciliation of Adjusted Net Cash from Operating Activities” included in “FINANCIAL CONDITION – Liquidity and Capital Resources.”

As noted above, in response to the COVID-19 situation, we took certain measures to enhance our liquidity position and provide additional financial flexibility, including drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels and actively aligning operating expenses to the current state of the business, including the previously discussed furlough. As a result of these measures, we strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We exited the first quarter of fiscal 2021 in a stronger liquidity position than we entered. We believe we have sufficient liquidity and financial strength to support our operations and continue investing in our omni and digital initiatives for the foreseeable future.

Future Outlook
The COVID-19 situation has created an unprecedented and challenging time. Our current focus is on positioning the company for a strong recovery as we emerge from this crisis. As discussed above, we have taken several steps to ensure a strong liquidity position and enable our stores to operate amidst the current health and safety concerns. We will continue to monitor the COVID-19 situation and make any further decisions around preserving cash and reducing our operating expenses as appropriate.

We recognize the current environment has accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience more than ever in how they shop for and buy a vehicle. Our omni-channel experience empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. The current environment creates a unique opportunity for us to accelerate our omni-channel experience and other digitally driven investments, which are significant competitive advantages for us. We expect to complete our omni-channel rollout in the second quarter of fiscal 2021 and are focusing our efforts on optimizing this customer experience with new enhancements.

In the near term, our strategic investments will focus on our customer experience, vehicle acquisition and our wholesale business. This includes a continued focus on driving effectiveness through our centralized CECs, improving our core buying channels and opening new buying channels and modernizing our wholesale auction platforms. As we complete the roll out of our omni-channel experience, we do not expect to realize the full extent of efficiencies gained from the CECs during this fiscal year. We will continue to assess opportunities to become leaner, more agile and a more cost-effective organization over the long term.

Our long-term strategy continues to be focused on completing the rollout of our retail concept, including our omni-channel experience, and increasing our share of used vehicle unit sales in each of the markets in which we operate. We believe, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.

In calendar 2019, we estimate we sold approximately 4.7% of the age 0- to 10-year old vehicles sold in the comparable store markets in which we were operating and approximately 3.5% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share includes focusing on:

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

In order to execute our long-term strategy, we have invested in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies. We continue to make improvements to our website and enhance customer experiences, such as finance pre-approval, online appraisal, home delivery and curbside pick-up. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we have centralized customer support in our CECs, which we believe provides a more seamless integration between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies.

As of May 31, 2020, we had used car stores located in 106 U.S. television markets, which covered approximately 78% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2021, we opened four stores.  Prior to the recent COVID-19 situation in the U.S., it was our intent to open 13 stores during fiscal 2021 and a similar number of stores in fiscal 2022.  Given the current environment, we have paused our store expansion strategy. We plan to revisit this decision later in the fiscal year.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

CRITICAL ACCOUNTING POLICIES

As a result of our adoption of the new accounting standard related to the measurement of credit losses on financial instruments (“CECL”) on March 1, 2020, we are updating the Critical Accounting Policy disclosure in MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020 as follows:

Allowance for Loan Losses. The allowance for loan losses represents the net credit losses expected over the remaining contractual life of our managed receivables.  Because net loss performance can vary substantially over time, estimating net losses requires assumptions about matters that are uncertain.

The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. For receivables that have less than 18 months of performance history, the net loss estimate takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date along with forward loss curves to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.
The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association ("NADA") used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor is developed to capture the relationship between changes in these indices and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two year period, the impact of the economic factor is phased out of the allowance for loan loss calculation on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the model when appropriate.

Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $43.7 million as of May 31, 2020.

See Note 4 for additional information on the allowance for loan losses.

There have been no additional changes to our critical accounting policies during the three months ended May 31, 2020.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2020	2019	Change
Used vehicle sales	$2,786.2	$4,540.7	(38.6)%
Wholesale vehicle sales	342.9	662.4	(48.2)%
Other sales and revenues:
Extended protection plan revenues	73.4	111.3	(34.1)%
Third-party finance fees, net	(10.7)	(15.5)	30.7%
Other	37.0	67.4	(45.0)%
Total other sales and revenues	99.7	163.2	(38.9)%
Total net sales and operating revenues	$3,228.8	$5,366.3	(39.8)%

UNIT SALES

	Three Months Ended May 31
	2020	2019	Change
Used vehicles	135,028	224,268	(39.8)%
Wholesale vehicles	63,295	120,768	(47.6)%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2020	2019	Change
Used vehicles	$20,346	$20,050	1.5%
Wholesale vehicles	$5,110	$5,213	(2.0)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2020	2019
Used vehicle units	(41.8)%	9.5%
Used vehicle revenues	(40.8)%	9.4%

(1)
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2020	2019
Used vehicle units	(39.8)%	13.0%
Used vehicle revenues	(38.6)%	12.9%

Wholesale vehicle units	(47.6)%	6.6%
Wholesale vehicle revenues	(48.2)%	7.3%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2020	2019
CAF (2)	38.2%	46.2%
Tier 2 (3)	28.5%	20.3%
Tier 3 (4)	14.5%	11.5%
Other (5)	18.8%	22.0%
Total	100.0%	100.0%

(1)	Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.

(2)	Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.

(3)	Third-party finance providers who generally pay us a fee or to whom no fee is paid.

(4)	Third-party finance providers to whom we pay a fee.

(5)	Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2020	2019
Used car stores, beginning of period	216	203
Store openings	4	3
Used car stores, end of period	220	206

During the first three months of fiscal 2021, we opened four stores, all in existing television markets (Tampa, FL; Philadelphia, PA; New Orleans, LA; and Los Angeles, CA).

Used Vehicle Sales.  The 38.6% decrease in used vehicle revenues in the first quarter of fiscal 2021 was primarily due to a 39.8% decline in used unit sales. The decrease in used units included a 41.8% decrease in comparable store used unit sales. The comparable store used unit sales performance reflected the combined effects of COVID-19 related store closures and restrictions on operations, as well as reduced customer traffic resulting from the economic impact of the pandemic and nationwide shelter-in-place orders. More than 80% of the days in the first quarter of fiscal 2021 were negatively impacted by a mix of store closures, limited operations and occupancy restrictions.

The increase in average retail selling price in the first quarter of fiscal 2021 reflected higher vehicle acquisition costs, primarily related to inventory acquired prior to the steep depreciation environment experienced during the quarter, as well as shifts in the mix of our sales by both vehicle age and class.

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

The 48.2% decrease in wholesale vehicle revenues in the first quarter of fiscal 2021 was primarily due to a 47.6% decrease in unit sales as well as a 2.0% decline in average selling price. The wholesale unit decline reflected both lower appraisal traffic and a reduction in our appraisal buy rate, partially offset by the shift in our wholesale business from in-person to online auctions. Our buy rate typically declines during periods of weaker wholesale industry pricing as we adjust our appraisal offers in response to the wholesale pricing environment. Our auction sales rate for the first quarter of fiscal 2021 was consistent with our historical rate of approximately 95%.

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

Other sales and revenues declined 38.9% in the first quarter of fiscal 2021, reflecting decreases in EPP revenues, new car sales and service department sales. EPP revenues declined 34.1%, largely reflecting the reduction in our used unit sales. EPP revenue for the first quarter of fiscal 2021 included a year-over-year benefit of $6.7 million related to the receipt of profit-sharing revenue and a favorable change in cancellation reserves. The new car and service department sales declines reflected both store closures and reduced customer traffic.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2020	2019	Change
Used vehicle gross profit	$261.5	$496.8	(47.4)%
Wholesale vehicle gross profit	61.9	126.0	(50.8)%
Other gross profit	30.8	119.6	(74.3)%
Total	$354.2	$742.4	(52.3)%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2020		2019
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$1,937	9.4	$2,215	10.9
Wholesale vehicle gross profit	$978	18.1	$1,043	19.0
Other gross profit	$228	30.8	$533	73.3
Total gross profit	$2,623	11.0	$3,310	13.8

(1)	Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.

(2)	Calculated as a percentage of its respective sales or revenue.

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

Used vehicle gross profit declined 47.4% in the first quarter of fiscal 2021, reflecting the 39.8% decline in total used unit sales as well as the $278 decline in used vehicle gross profit per unit. Our used vehicle gross profit per unit was pressured by pricing adjustments made to better align inventory levels with sales. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy. With regard to the COVID-19 pandemic, we believe significant pressures on gross profit per unit are behind us; however, gross profit per unit performance is largely dependent on sales trends and ongoing economic recovery.

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

Wholesale vehicle gross profit decreased 50.8% in the first quarter of fiscal 2021, driven by both the 47.6% reduction in wholesale unit sales and a $65 decrease in wholesale gross profit per unit. Wholesale gross profit per unit was under significant pressure early in the current year’s first quarter, reflecting sharp declines in industry wholesale valuations. However, wholesale gross profit per unit had fully recovered by the end of the quarter, aided by the shift in our wholesale business from in-person to online auctions.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit declined 74.3% in the first quarter of fiscal 2021 due to a $55.1 million decline in service department profits and a $37.9 million decline in EPP revenues. The current quarter’s service results reflected the overhead deleverage resulting from our decline in used car sales, as well as pay continuity for our technicians and other service personnel during periods of reduced vehicle reconditioning activity, as we reduced our inventory. Service results also continued to be adversely affected by the increase in our post-sale warranty period from 30 to 90 days implemented in May 2019.

Impact of Inflation.  Historically, inflation has not had a significant impact on results.  Profitability is primarily affected by our ability to achieve targeted unit sales and gross profit dollars per vehicle rather than by changes in average retail prices.  However, we believe higher vehicle acquisition prices have adversely impacted, and could impact in the future, our comparable store used unit sales growth. Changes in average vehicle selling prices can also impact CAF income, to the extent the average amount financed also changes.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES
COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended May 31
(In millions except per unit data)	2020	2019	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$191.2	$230.0	(16.8)%
Share-based compensation expense	23.7	40.9	(42.2)%
Total compensation and benefits (1)	$214.9	$270.9	(20.7)%
Store occupancy costs	94.6	96.6	(2.1)%
Advertising expense	34.5	41.9	(17.6)%
Other overhead costs (2)	29.7	80.3	(63.0)%
Total SG&A expenses	$373.7	$489.7	(23.7)%
SG&A per used vehicle unit (3)	$2,768	$2,183	$585

(1)	Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(2)	Includes IT expenses, preopening and relocation costs, insurance, non-CAF bad debt, travel, charitable contributions and other administrative expenses.

(3)	Calculated as total SG&A expenses divided by total used vehicle units.

SG&A expenses decreased 23.7% in the first quarter of fiscal 2021. This decrease reflected a reduction in costs associated with our decline in sales volume, the furlough of associates and the alignment of other costs to the state of the business, partially offset by an increase in costs as a result of the 8% growth in our store base since the beginning of fiscal 2020 (representing the addition of 17 stores). The net decrease also included the following:

•	$40.3 million one-time benefit, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.

•
$17.2 million decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

•
$7.4 million decrease in advertising expense in response to COVID-19. We expect that our advertising expense for the remainder of the year, on a per unit basis, will be comparable to the per unit expense in fiscal 2020, dependent on sales performance.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased to $24.0 million in the first quarter of fiscal 2021 from $17.8 million in the first quarter of fiscal 2020. The increase primarily reflected increased expense for our financing obligations as well as a higher outstanding average revolver balance in the first quarter of fiscal 2021, partially offset by lower interest rates.

Income Taxes.  The effective income tax rate was (19.5)% in the first quarter of fiscal 2021 versus 24.1% in the first quarter of fiscal 2020. During the first quarter of fiscal 2021, our provision for income taxes and effective tax rate were positively impacted by $1.9 million related to the release of tax reserves and the impact of settlements of share-based awards.

RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in compression in the interest margin on new originations. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of changes in loss and delinquency experience and economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans receivable.

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have strived to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the possible effects of the COVID-19 outbreak) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we are currently targeting new loans toward the higher end of this range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$282.5	8.4	$266.2	8.4
Interest expense	(84.6)	(2.5)	(87.4)	(2.8)
Total interest margin	$197.9	5.9	$178.8	5.6
Provision for loan losses	$(122.0)	(3.6)	$(38.2)	(1.2)
CarMax Auto Finance income	$51.0	1.5	$116.0	3.7

(1)	Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2020	2019
Net loans originated (in millions)	$992.3	$1,826.3
Vehicle units financed	48,696	92,958
Net penetration rate (1)	36.1%	41.4%
Weighted average contract rate	8.4%	8.9%
Weighted average credit score (2)	707	704
Weighted average loan-to-value (LTV) (3)	93.1%	94.4%
Weighted average term (in months)	66.1	66.3

(1)	Vehicle units financed as a percentage of total used units sold.

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

(3)	LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2020	2019
Total ending managed receivables	$13,171.9	$12,859.4
Total average managed receivables	$13,408.5	$12,707.3
Allowance for loan losses (1)	$437.2	$147.0
Allowance for loan losses as a percentage of ending managed receivables	3.32%	1.14%
Net credit losses on managed receivables	$44.6	$29.4
Annualized net credit losses as a percentage of total average managed receivables	1.33%	0.93%
Past due accounts as a percentage of ending managed receivables	2.48%	3.36%
Average recovery rate (2)	47.3%	49.2%

(1)	The allowance for loan losses as of May 31, 2020, includes a $202.0 million increase as a result of our adoption of CECL during the first quarter of fiscal 2021.

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

•	CAF Income (Decrease of $65.0 million, or 56.1%)

◦	The decrease in CAF income for the first quarter of fiscal 2021 reflects an increase in the provision for loan losses, partially offset by improvement in the total interest margin percentage.

◦	The decline in net loan originations in the first quarter of fiscal 2021 resulted from our used vehicle sales decline as well as a decline in CAF’s penetration rate.

◦
The decrease in CAF's penetration rate reflected the combined effects of a shift in customer credit mix, adjustments to CAF's credit policies made in response to COVID-19 and testing of loan routing to our third-party providers.

•	Provision for Loan Losses (Increased to $122.0 million from $38.2 million)

◦
The increase in the provision for loan losses included an increase of $84.0 million in our estimate of lifetime losses on existing loans, which was an approximately 25% increase in our loss expectations, largely resulting from COVID-19 turmoil and worsening economic factors.

◦	The remaining $38.0 million largely reflected our estimate of lifetime losses on originations in the first quarter of fiscal 2021.

◦
In connection with our adoption of CECL during the first quarter of fiscal 2021, we recorded a $202.0 million increase in the allowance for loan losses on the first quarter opening balance sheet, with a corresponding decrease of $153.3 million, net of tax, in retained earnings.

•	Total interest margin (Increased to 5.9% of average managed receivables from 5.6%)

◦	The increase in the total interest margin percentage was the result of lower funding costs.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. During the first quarter of fiscal 2021, we paused our CAF Tier 3 lending given the current economic outlook and uncertainty surrounding the COVID-19 outbreak. A total of $160.2 million and $167.5 million in CAF Tier 3 receivables were outstanding as of May 31, 2020 and February 29, 2020, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of May 31, 2020 and February 29, 2020, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

During the first quarter of fiscal 2021, we opened four stores, all in an existing markets (Tampa, FL; Philadelphia, PA; New Orleans, LA; and Los Angeles, CA). Previously, it was our intent to open 13 stores in fiscal 2021 and a similar number of stores in fiscal 2022. While we remain committed to executing our store growth plan for the long-term benefit of customers and shareholders, we have decided to pause our store expansion and remodel strategy in response to the COVID-19 situation. We plan to revisit this decision later in the fiscal year.

FINANCIAL CONDITION

Liquidity and Capital Resources
Historically, our primary ongoing cash requirements have been to fund our existing operations, store expansion and improvement and CAF. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.

During the first quarter of fiscal 2021, in response to the COVID-19 crisis, we took immediate and proactive measures to bolster our liquidity position and provide additional financial flexibility to improve our ability to meet our short-term liquidity needs. Those measures included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and actively aligning operating expenses to the current state of the business, including the temporary furlough of over 15,000 associates in April 2020. As a result of these measures, we strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We exited the first quarter of fiscal 2021 in a stronger liquidity position than we entered. Our current capital allocation strategy is to prioritize navigating the near-term challenges that COVID-19 presents and continuing to fund operating activities. We believe we have sufficient liquidity and financial strength to support our operations and continue investing in our omni and digital initiatives for the foreseeable future.
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio was modestly below our targeted range for the first quarter of fiscal 2021, when netting out our accumulated cash of approximately $660 million. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first three months of fiscal 2021, net cash provided by operating activities totaled $1.25 billion, compared with $43.2 million in the prior year period, which included a decrease in auto loans receivable of $433.0 million in the current year period compared with an increase of $386.9 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are separately reflected as cash from financing activities.

As of May 31, 2020, total inventory was $1.90 billion, representing a decrease of $947.0 million, or 33.3%, compared with the balance as of the start of the fiscal year.  The decrease primarily reflected a decline in vehicle units in response to the impact of COVID-19 on customer demand and our effort to align inventory levels with sales. The decrease was also due to a decline in the average carrying cost of inventory as a result of lower acquisition costs and changes in our vehicle mix.

When considering cash from operating activities, management uses an adjusted measure of net cash from operating activities that offsets the changes in auto loans receivable with the corresponding changes in non-recourse notes payable.  This is achieved by adding back the cash from the net (payments on) issuances of non-recourse notes payable, which represents the change in auto loans receivable that were funded through the net (payments on) issuance of non-recourse notes payable during the period.  The resulting financial measure, adjusted net cash from operating activities, is a non-GAAP financial measure.  We believe adjusted net cash from operating activities is a meaningful metric for investors because it provides better visibility into the cash generated from operations.  Including the changes in non-recourse notes payable, net cash provided by operating activities would have been as follows:

RECONCILIATION OF ADJUSTED NET CASH FROM OPERATING ACTIVITIES

	Three Months Ended May 31
(In millions)	2020	2019
Net cash provided by operating activities	$1,249.6	$43.2
Add: Net (payments on) issuances of non-recourse notes payable (1)	(438.3)	358.2
Adjusted net cash provided by operating activities	$811.3	$401.4

(1)	Calculated using the gross issuances less payments on non-recourse notes payable as disclosed on the consolidated statements of cash flows.

Adjusted net cash provided by operating activities for the first three months of the current fiscal year increased compared with the prior year period primarily due to the changes in inventory discussed above, partially offset by timing-related changes to accounts receivable and accounts payable as well as a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $65.1 million in fiscal 2021 compared with $86.1 million in fiscal 2020.  Capital expenditures were $62.9 million in the current year period versus $79.0 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. In response to COVID-19, we have paused our store expansion and remodel strategy until the situation stabilizes.

As of May 31, 2020, 141 of our 220 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of fiscal 2021, net cash used in financing activities totaled $579.7 million compared with net cash provided by financing activities of $80.9 million in the prior year period.  Included in these amounts were net payments on non-recourse notes payable of $438.3 million compared with net issuances of non-recourse notes payable of $358.2 million in the prior year period. Changes in non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first three months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $54.1 million as well as net repayments on our long-term debt of $85.1 million. During the first three months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $212.0 million as well as net repayments on our long-term debt of $94.0 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2)	June 2024	$370,086	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	535,078	536,739
Non-recourse notes payable	Various dates through May 2027	13,174,982	13,613,272
Total debt (3)		14,880,146	15,402,751
Cash and cash equivalents		$658,022	$58,211

(1)	Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.

(2)	Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

(3)	Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2020, we were in compliance with these financial covenants.

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

As of May 31, 2020, $11.22 billion and $1.95 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2021, we funded a total of $1.15 billion in asset-backed term funding transactions.  As of May 31, 2020, we had $1.55 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2020, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.51 billion remained available for repurchase. During the first quarter of fiscal 2021, in response to the COVID-19 crisis, we paused our stock repurchase program, although the repurchase authorization remains effective. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•
The effect and consequences of COVID-19 on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate.

•	Changes in general or regional U.S. economic conditions.

•	Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.

•	Changes in the competitive landscape and/or our failure to successfully adjust to such changes.

•	Events that damage our reputation or harm the perception of the quality of our brand.

•	Our inability to realize the benefits associated with our omni-channel initiatives.

•	Our inability to recruit, develop and retain associates and maintain positive associate relations.

•	The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.

•	Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.

•	Significant changes in prices of new and used vehicles.

•	Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loans receivable than anticipated.

•	A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.

•	Changes in consumer credit availability provided by our third-party finance providers.

•	Changes in the availability of extended protection plan products from third-party providers.

•	Factors related to the regulatory and legislative environment in which we operate.

•	Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•	The failure of or inability to sufficiently enhance key information systems.

•	The performance of third-party vendors we rely on for key components of our business.

•	The effect of various litigation matters.

•	Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

•	The failure or inability to realize the benefits associated with our strategic investments.

•
The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.

•	The volatility in the market price for our common stock.

•	The failure or inability to adequately protect our intellectual property.

•	The occurrence of severe weather events.

•	Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 47 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 29, 2020.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended February 29, 2020.
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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

In May 2020, we received a pre-filing negotiation request from the United States Environmental Protection Agency (EPA) with respect to alleged violations of the Clean Water Act related to the discharge of petroleum from a storage tank at a CarMax retail store location. The discharge was accidental and is being remediated. The EPA is seeking a return to compliance and a monetary civil penalty. We are cooperating with the EPA and are engaged in settlement discussions. Based upon our evaluation of information currently available, we believe that the ultimate resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

For additional discussion of legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 29, 2020, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K other than the updated information related to the impact on our business from the COVID-19 outbreak included in this Form 10-Q.

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

The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2021.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2020	515,500	$78.96	515,500	$1,511,635,075
April 1 - 30, 2020	—	$—	—	$1,511,635,075
May 1 - 31, 2020	—	$—	—	$1,511,635,075
Total	515,500		515,500

Item 6.    Exhibits

3.1	CarMax, Inc. Bylaws, as amended and restated April 28, 2020, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed May 1, 2020.

10.1	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Senior Vice President and
Chief Financial Officer

July 1, 2020