Form 10-Q
period 2020-08-31
CARMAX INC
filed 2020-10-05
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2020
Common Stock, par value $0.50	164,086,883

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2020 and 2019	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2020 and 2019	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2020 and February 29, 2020	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2020 and 2019	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2020 and 2019	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2020	%(1)	2019	%(1)	2020	%(1)	2019	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,389,233	81.7	$4,346,295	83.6	$7,175,435	83.4	$8,886,952	84.1
Wholesale vehicle sales	819,082	15.2	678,286	13.0	1,161,934	13.5	1,340,735	12.7
Other sales and revenues	163,851	3.0	176,570	3.4	263,579	3.1	339,782	3.2
NET SALES AND OPERATING REVENUES	5,372,166	100.0	5,201,151	100.0	8,600,948	100.0	10,567,469	100.0
COST OF SALES:
Used vehicle cost of sales	3,908,065	72.7	3,889,917	74.8	6,432,741	74.8	7,933,741	75.1
Wholesale vehicle cost of sales	674,712	12.6	560,906	10.8	955,634	11.1	1,097,396	10.4
Other cost of sales	37,246	0.7	56,875	1.1	106,247	1.2	100,496	1.0
TOTAL COST OF SALES	4,620,023	86.0	4,507,698	86.7	7,494,622	87.1	9,131,633	86.4
GROSS PROFIT	752,143	14.0	693,453	13.3	1,106,326	12.9	1,435,836	13.6
CARMAX AUTO FINANCE INCOME	147,195	2.7	114,131	2.2	198,145	2.3	230,090	2.2
Selling, general and administrative expenses	490,208	9.1	480,831	9.2	863,924	10.0	970,491	9.2
Interest expense	22,469	0.4	21,073	0.4	46,427	0.5	38,857	0.4
Other (income) expense	(1,680)	—	143	—	1,615	—	(216)	—
Earnings before income taxes	388,341	7.2	305,537	5.9	392,505	4.6	656,794	6.2
Income tax provision	91,645	1.7	71,938	1.4	90,831	1.1	156,451	1.5
NET EARNINGS	$296,696	5.5	$233,599	4.5	$301,674	3.5	$500,343	4.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	163,434		165,354		163,053		165,839
Diluted	165,623		167,272		164,580		167,458
NET EARNINGS PER SHARE:
Basic	$1.82		$1.41		$1.85		$3.02
Diluted	$1.79		$1.40		$1.83		$2.99

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2020	2019	2020	2019
NET EARNINGS	$296,696	$233,599	$301,674	$500,343
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	728	356	1,456	711
Net change in cash flow hedge unrecognized losses	4,251	(10,780)	(11,811)	(24,331)
Other comprehensive income (loss), net of taxes	4,979	(10,424)	(10,355)	(23,620)
TOTAL COMPREHENSIVE INCOME	$301,675	$223,175	$291,319	$476,723

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 29
(In thousands except share data)	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$711,561	$58,211
Restricted cash from collections on auto loans receivable	520,876	481,043
Accounts receivable, net	203,155	191,090
Inventory	2,824,959	2,846,416
Other current assets	67,308	86,927
TOTAL CURRENT ASSETS	4,327,859	3,663,687
Auto loans receivable, net of allowance for loan losses of $432,546 and $157,796 as of August 31, 2020 and February 29, 2020, respectively	13,013,106	13,551,711
Property and equipment, net of accumulated depreciation of $1,342,321 and $1,266,920 as of August 31, 2020 and February 29, 2020, respectively	3,044,773	3,069,102
Deferred income taxes	133,749	89,842
Operating lease assets	444,158	449,094
Other assets	282,661	258,746
TOTAL ASSETS	$21,246,306	$21,082,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$683,715	$737,144
Accrued expenses and other current liabilities	350,185	331,738
Accrued income taxes	64,734	1,389
Current portion of operating lease liabilities	31,616	30,980
Short-term debt	838	40
Current portion of long-term debt	10,005	9,251
Current portion of non-recourse notes payable	457,849	424,165
TOTAL CURRENT LIABILITIES	1,598,942	1,534,707
Long-term debt, excluding current portion	1,896,784	1,778,672
Non-recourse notes payable, excluding current portion	12,900,984	13,165,384
Operating lease liabilities, excluding current portion	435,113	440,671
Other liabilities	431,923	393,873
TOTAL LIABILITIES	17,263,746	17,313,307

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 164,162,253 and 163,081,376 shares issued and outstanding as of August 31, 2020 and February 29, 2020, respectively	82,081	81,541
Capital in excess of par value	1,460,300	1,348,988
Accumulated other comprehensive loss	(160,426)	(150,071)
Retained earnings	2,600,605	2,488,417
TOTAL SHAREHOLDERS’ EQUITY	3,982,560	3,768,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,246,306	$21,082,182

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net earnings	$301,674	$500,343
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	118,967	103,468
Share-based compensation expense	62,794	68,887
Provision for loan losses	147,977	83,693
Provision for cancellation reserves	35,678	45,471
Deferred income tax provision	8,598	3,812
Other	5,098	3,718
Net (increase) decrease in:
Accounts receivable, net	(12,065)	(1,241)
Inventory	21,457	(85,295)
Other current assets	19,691	(48,452)
Auto loans receivable, net	188,601	(721,165)
Other assets	(6,586)	15,421
Net increase (decrease) in:
Accounts Payable, accrued expenses and other
current liabilities and accrued income taxes	24,912	(26,632)
Other liabilities	(27,020)	(67,484)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	889,776	(125,456)
INVESTING ACTIVITIES:
Capital expenditures	(91,998)	(171,347)
Proceeds from disposal of property and equipment	826	3
Purchases of investments	(2,566)	(8,244)
Sales of investments	1,381	720
NET CASH USED IN INVESTING ACTIVITIES	(92,357)	(178,868)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	798	(214)
Proceeds from issuances of long-term debt	1,542,500	3,293,500
Payments on long-term debt	(1,425,084)	(3,284,866)
Cash paid for debt issuance costs	(8,037)	(10,862)
Payments on finance lease obligations	(2,880)	(1,694)
Issuances of non-recourse notes payable	4,798,000	5,748,000
Payments on non-recourse notes payable	(5,028,898)	(5,141,901)
Repurchase and retirement of common stock	(54,151)	(341,929)
Equity issuances	91,724	86,521
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(86,028)	346,555
Increase in cash, cash equivalents, and restricted cash	711,391	42,231
Cash, cash equivalents, and restricted cash at beginning of year	656,390	595,377
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,367,781	$637,608

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$711,561	$40,737
Restricted cash from collections on auto loans receivable	520,876	483,374
Restricted cash included in other assets	135,344	113,497
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,367,781	$637,608

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2020
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 29, 2020	163,081	$81,541	$1,348,988	$2,488,417	$(150,071)	$3,768,875
Net earnings	—	—	—	4,978	—	4,978
Other comprehensive loss	—	—	—	—	(15,334)	(15,334)
Share-based compensation expense	—	—	17,652	—	—	17,652
Repurchases of common stock	(515)	(258)	(4,271)	(36,180)	—	(40,709)
Exercise of common stock options	35	18	1,688	—	—	1,706
Stock incentive plans, net shares issued	154	77	(5,629)	—	—	(5,552)
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Balance as of May 31, 2020	162,755	$81,378	$1,358,428	$2,303,909	$(165,405)	$3,578,310
Net earnings	—	—	—	296,696	—	296,696
Other comprehensive income	—	—	—	—	4,979	4,979
Share-based compensation expense	—	—	12,568	—	—	12,568
Repurchases of common stock	—	—	—	—	—	—
Exercise of common stock options	1,403	701	89,318	—	—	90,019
Stock incentive plans, net shares issued	4	2	(14)	—	—	(12)
Balance as of August 31, 2020	164,162	$82,081	$1,460,300	$2,600,605	$(160,426)	$3,982,560

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

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

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.Background

Business. CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the nation’s largest and most profitable retailer of used vehicles. We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless integration of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020 (the “2020 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year as disclosed in the company's Quarterly Report on Form 10-Q for the period ended May 31, 2020 (the "first quarter 2021 10-Q"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2020 Annual Report and the unaudited consolidated financial statements and footnotes included in our first quarter 2021 10-Q.

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

Recent Accounting Pronouncements.
Effective in Future Periods.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2020	2019	2020	2019
Used vehicle sales	$4,389.2	$4,346.3	$7,175.4	$8,887.0
Wholesale vehicle sales	819.1	678.3	1,161.9	1,340.7
Other sales and revenues:
Extended protection plan revenues	119.4	113.3	192.8	224.6
Third-party finance fees, net	(15.4)	(10.3)	(26.2)	(25.8)
Service revenues	26.5	33.4	46.0	67.3
Other	33.4	40.2	51.0	73.7
Total other sales and revenues	163.9	176.6	263.6	339.8
Total net sales and operating revenues	$5,372.2	$5,201.2	$8,600.9	$10,567.5

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of August 31, 2020 and February 29, 2020, no long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$280.1	8.5	$275.7	8.5	$562.6	8.5	$541.9	8.4
Interest expense	(81.3)	(2.5)	(90.6)	(2.8)	(165.9)	(2.5)	(178.0)	(2.8)
Total interest margin	198.8	6.0	185.1	5.7	396.7	6.0	363.9	5.7
Provision for loan losses	(26.0)	(0.8)	(45.5)	(1.4)	(148.0)	(2.2)	(83.7)	(1.3)
Total interest margin after provision for loan losses	172.8	5.2	139.6	4.3	248.7	3.7	280.2	4.4

Total other expense	(0.3)	—	—	—	(2.2)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(11.4)	(0.3)	(10.4)	(0.3)	(22.6)	(0.3)	(20.5)	(0.3)
Other direct expenses	(14.0)	(0.4)	(15.1)	(0.5)	(25.8)	(0.4)	(29.6)	(0.5)
Total direct expenses	(25.4)	(0.8)	(25.5)	(0.8)	(48.4)	(0.7)	(50.1)	(0.8)
CarMax Auto Finance income	$147.2	4.5	$114.1	3.5	$198.1	3.0	$230.1	3.6

Total average managed receivables	$13,218.8		$13,012.1		$13,313.6		$12,859.7

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $13.38 billion as of August 31, 2020 and $13.61 billion as of February 29, 2020. See Note 9 for additional information on non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of August 31	As of February 29
(In millions)	2020	2020
Asset-backed term funding	$10,670.9	$11,007.1
Warehouse facilities	2,253.7	2,181.7
Overcollateralization (1)	312.0	289.0
Other managed receivables (2)	142.4	140.0
Total ending managed receivables	13,379.0	13,617.8
Accrued interest and fees	61.7	56.2
Other	4.9	35.5
Less: allowance for loan losses	(432.5)	(157.8)
Auto loans receivable, net	$13,013.1	$13,551.7

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

Ending Managed Receivables by Major Credit Grade

	As of August 31, 2020
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$1,340.3	$2,649.4	$1,493.6	$814.5	$353.2	$88.6	$6,739.6	50.4
B	938.2	1,729.2	1,093.1	638.5	302.4	112.7	4,814.1	36.0
C and other	322.3	650.9	398.1	239.9	146.1	68.0	1,825.3	13.6
Total ending managed receivables	$2,600.8	$5,029.5	$2,984.8	$1,692.9	$801.7	$269.3	$13,379.0	100.0

	As of February 29
(In millions)	2020 (1)	% (2)
A	$6,915.9	50.8
B	4,841.2	35.6
C and other	1,860.7	13.6
Total ending managed receivables	$13,617.8	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at August 31, 2020 represents the net credit losses expected over the remaining contractual life of our managed receivables.  The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. For receivables that have less than 18 months of performance history, the net loss estimate takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the NADA used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, the impact of the economic factor is phased out of the allowance for loan loss calculation on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2020	% (1)	2019 (2)	% (1)	2020	% (1)	2019 (2)	% (1)
Balance as of beginning of period	$437.2	3.32	$147.0	1.14	$157.8	1.16	$138.2	1.10
Adoption of CECL	—		—		202.0		—
Adjusted balance as of beginning of period	437.2	3.32	147.0	1.14	359.8	2.64	138.2	1.10
Charge-offs	(53.9)		(76.3)		(124.6)		(142.2)
Recoveries (3)	23.2		34.2		49.3		70.7
Provision for loan losses	26.0		45.5		148.0		83.7
Balance as of end of period	$432.5	3.23	$150.4	1.15	$432.5	3.23	$150.4	1.15

(1)     Percent of total ending managed receivables.
(2)    The comparative information has not been restated and continues to be reported under the accounting guidance in effect during fiscal 2020.
(3)     Net of costs incurred to recover vehicle.

During the first quarter of fiscal 2021, we adopted a new accounting pronouncement related to the measurement of credit losses on financial instruments (ASU 2016-13 or “CECL”). The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses as of March 1, 2020, with a corresponding net-of-tax decrease of $153.3 million in retained earnings. During the first six months of fiscal 2021, we recorded a provision for loan losses of $148.0 million. The first quarter provision of $122.0 million included an increase in our estimate of lifetime losses on existing loans, largely resulting from worsening economic factors in response to COVID-19. In particular, the U.S. unemployment rate rose significantly during the first quarter. This rate is used in loss prediction to incorporate how current and forecasted economic conditions impact customer hardship, or ability to pay.  Changes in the NADA used vehicle price index were not significant. During the second quarter of fiscal 2021, we experienced favorable loss performance in comparison to our loss expectations set at the end of the first quarter, resulting in a $29.6 million favorable adjustment for receivables then outstanding. This adjustment was more than offset by a $55.6 million increase to the provision related to our estimate of lifetime losses on originations during the second quarter. While we experienced some loss favorability during the second quarter of fiscal 2021, this favorability was tempered by economic adjustment factors applied to the provision. The allowance for loan losses as of August 31, 2020 reflects the unpredictability of the current environment and the highly uncertain consumer situation.

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

Past Due Receivables

	As of August 31, 2020
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,713.9	$4,663.4	$1,651.5	$13,028.8	97.38
Delinquent loans:
31-60 days past due	15.7	94.2	103.9	213.8	1.60
61-90 days past due	7.2	43.5	55.6	106.3	0.79
Greater than 90 days past due	2.8	13.0	14.3	30.1	0.23
Total past due	25.7	150.7	173.8	350.2	2.62
Total ending managed receivables	$6,739.6	$4,814.1	$1,825.3	$13,379.0	100.00

	As of February 29
(In millions)	2020	% (1)
Total ending managed receivables	$13,617.8	100.00
Delinquent loans:
31-60 days past due	$296.4	2.18
61-90 days past due	138.3	1.01
Greater than 90 days past due	34.2	0.25
Total past due	$468.9	3.44

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $22.4 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and six months ended August 31, 2020, we recognized a loss of $0.3 million and $2.2 million, respectively, in CAF income representing these changes in fair value.

As of August 31, 2020 and February 29, 2020, we had interest rate swaps outstanding with a combined notional amount of $2.52 billion and $2.62 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2020, we had no interest rate swaps outstanding that were not designated as cash flow hedges.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$852,767	$—	$852,767
Mutual fund investments	23,424	—	23,424
Derivative instruments designated as hedges	—	75	75
Total assets at fair value	$876,191	$75	$876,266

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	4.1%	—%	4.1%

Liabilities:
Derivative instruments designated as hedges	$—	$(9,741)	$(9,741)
Total liabilities at fair value	$—	$(9,741)	$(9,741)

Percent of total liabilities	—%	0.1%	0.1%

	As of February 29, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$273,203	$—	$273,203
Mutual fund investments	22,668	—	22,668
Total assets at fair value	$295,871	$—	$295,871

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	1.4%	—%	1.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(23,992)	$(23,992)
Total liabilities at fair value	$—	$(23,992)	$(23,992)

Percent of total liabilities	—%	0.1%	0.1%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2020 and February 29, 2020, respectively, are as follows:

(In thousands)	As of August 31, 2020	As of February 29, 2020
Carrying value	$500,000	$500,000
Fair value	$553,518	$546,197

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2020	2019	2020	2019
Balance as of beginning of period	$116.7	$109.5	$117.9	$102.8
Cancellations	(16.1)	(17.9)	(30.9)	(36.7)
Provision for future cancellations	22.0	20.0	35.6	45.5
Balance as of end of period	$122.6	$111.6	$122.6	$111.6

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2020 and February 29, 2020, the current portion of cancellation reserves was $66.6 million and $63.5 million, respectively.

8. Income Taxes

We had $29.7 million of gross unrecognized tax benefits as of August 31, 2020, and $30.9 million as of February 29, 2020.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2020.

9. Debt

(In thousands)		As of August 31	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2) (3)	June 2024	$575,838	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	533,165	536,739
Non-recourse notes payable	Various dates through May 2027	13,382,375	13,613,272
Total debt		15,291,378	15,402,751
Less: current portion		(468,692)	(433,456)
Less: unamortized debt issuance costs		(24,918)	(25,240)
Long-term debt, net		$14,797,768	$14,944,055

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    On September 16, 2020, we fully paid down the outstanding borrowings under this facility with cash on hand.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of August 31, 2020, the unused capacity of $874.2 million was fully available to us. On September 16, 2020, we fully paid down the outstanding borrowings under this facility with cash on hand.

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

Information on our funding vehicles for non-recourse notes payable as of August 31, 2020, are as follows:

(In billions)	Capacity
Warehouse facilities:
September 2020 expiration (1)	$0.15
February 2021 expiration	1.95
August 2021 expiration	1.40
Combined warehouse facility limit	$3.50
Unused capacity	$1.25

Non-recourse notes payable outstanding:
Warehouse facilities	$2.25
Asset-backed term funding transactions	11.13
Non-recourse notes payable	$13.38

 (1)    In September 2020, the expiration date was extended to September 2021 and the capacity was increased to $175 million.

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2020 and 2019, we capitalized interest of $1.4 million and $3.3 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2020, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2020, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.51 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2020	2019	2020	2019
Number of shares repurchased (in thousands)	—	1,525.5	515.5	4,478.6
Average cost per share	$—	$84.13	$78.96	$74.38
Available for repurchase, as of end of period (in millions)	$1,511.6	$1,780.8	$1,511.6	$1,780.8

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2020	2019	2020	2019
Cost of sales	$2,512	$1,340	$3,191	$4,165
CarMax Auto Finance income	1,542	1,044	2,812	2,849
Selling, general and administrative expenses	34,301	21,903	57,952	62,796
Share-based compensation expense, before income taxes	$38,355	$24,287	$63,955	$69,810

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2020	2019	2020	2019
Nonqualified stock options	$6,988	$6,321	$18,607	$18,163
Cash-settled restricted stock units (RSUs)	25,169	13,105	32,574	39,218
Stock-settled market stock units (MSUs)	3,509	3,052	9,355	7,461
Other share-based incentives:
Stock-settled performance stock units (PSUs)	113	(576)	266	1,633
Restricted stock (RSAs)	33	—	67	—
Stock-settled deferred stock units (DSUs)	1,925	1,960	1,925	2,412
Employee stock purchase plan	618	425	1,161	923
Total other share-based incentives	$2,689	$1,809	$3,419	$4,968
Share-based compensation expense, before income taxes	$38,355	$24,287	$63,955	$69,810

(C) Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2020
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 29, 2020	6,994	477	130	1,557
Granted	1,571	195	22	669
Exercised or vested and converted	(1,438)	(144)	(69)	(505)
Cancelled	(14)	(3)	—	(53)
Outstanding as of August 31, 2020	7,113	525	83	1,668

Weighted average grant date fair value per share/unit:

Granted	$22.61	$93.11	$86.58	$71.07
Ending outstanding	$19.35	$90.24	$81.65	$70.86

	As of August 31, 2020
Unrecognized compensation (in millions)	$55.4	$20.5	$1.1

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2020	2019	2020	2019
Net earnings	$296,696	$233,599	$301,674	$500,343

Weighted average common shares outstanding	163,434	165,354	163,053	165,839
Dilutive potential common shares:
Stock options	1,858	1,579	1,193	1,289
Stock-settled stock units and awards	331	339	334	330
Weighted average common shares and dilutive potential common shares	165,623	167,272	164,580	167,458

Basic net earnings per share	$1.82	$1.41	$1.85	$3.02
Diluted net earnings per share	$1.79	$1.40	$1.83	$2.99

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2020 and 2019, options to purchase 29,200 shares and 1,288,413 shares of common stock, respectively, were not included. For the six months ended August 31, 2020 and 2019, options to purchase 2,061,194 shares and 1,096,811 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 29, 2020	$(121,302)	$(28,769)	$(150,071)
Other comprehensive loss before reclassifications	—	(18,229)	(18,229)
Amounts reclassified from accumulated other comprehensive loss	1,456	6,418	7,874
Other comprehensive income (loss)	1,456	(11,811)	(10,355)
Balance as of August 31, 2020	$(119,846)	$(40,580)	$(160,426)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2020	2019	2020	2019
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$437	$201	$810	$398
CarMax Auto Finance income	25	12	56	24
Selling, general and administrative expenses	498	256	1,053	515
Total amortization reclassifications recognized in net pension expense	960	469	1,919	937
Tax expense	(232)	(113)	(463)	(226)
Amortization reclassifications recognized in net pension expense, net of tax	728	356	1,456	711
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	728	356	1,456	711

Cash Flow Hedges (Note 5):
Changes in fair value	79	(15,431)	(24,783)	(33,373)
Tax (expense) benefit	(21)	4,077	6,554	8,819
Changes in fair value, net of tax	58	(11,354)	(18,229)	(24,554)
Reclassifications to CarMax Auto Finance income	5,701	780	8,726	303
Tax expense	(1,508)	(206)	(2,308)	(80)
Reclassification of hedge losses, net of tax	4,193	574	6,418	223
Net change in cash flow hedge unrecognized losses, net of tax	4,251	(10,780)	(11,811)	(24,331)
Total other comprehensive income (loss), net of tax	$4,979	$(10,424)	$(10,355)	$(23,620)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $52.6 million as of August 31, 2020 and $48.8 million as of February 29, 2020.

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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2020	2019	2020	2019
Operating lease cost (1)	$14,351	$14,257	$28,735	$28,812
Finance lease cost:
Depreciation of lease assets	1,719	1,453	3,374	2,551
Interest on lease liabilities	2,433	1,969	4,648	3,446
Total finance lease cost	4,152	3,422	8,022	5,997
Total lease cost	$18,503	$17,679	$36,757	$34,809

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 29
(In thousands)	Classification	2020	2020
Assets:
Operating lease assets	Operating lease assets	$444,158	$449,094
Finance lease assets	Property and equipment, net (1)	84,545	75,320
Total lease assets		$528,703	$524,414
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$31,616	$30,980
Finance leases	Accrued expenses and other current liabilities	5,997	5,066
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	435,113	440,671
Finance leases	Other liabilities	92,201	79,327
Total lease liabilities		$564,927	$556,044

(1) Finance lease assets are recorded net of accumulated depreciation of $12.5 million as of August 31, 2020 and $9.1 million as of February 29, 2020.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 29
Lease Term and Discount Rate	2020	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	19.60	19.98
Finance leases	13.62	13.55

Weighted Average Discount Rate
Operating leases	5.37%	5.40%
Finance leases	10.66%	10.32%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,524	$28,601
Operating cash flows from finance leases	$3,872	$1,581
Financing cash flows from finance leases	$2,880	$1,694

Lease assets obtained in exchange for lease obligations:
Operating leases	$10,740	$19,137
Finance leases	$15,711	$43,653

Maturities of lease liabilities were as follows:

	As of August 31, 2020
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2021, remaining	$27,680	$7,627
Fiscal 2022	52,780	16,151
Fiscal 2023	50,211	16,401
Fiscal 2024	49,339	19,123
Fiscal 2025	48,214	15,415
Thereafter	573,369	115,685
Total lease payments	801,593	190,402
Less: interest	(334,864)	(92,204)
Present value of lease liabilities	$466,729	$98,198

(1) Lease payments exclude $112.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2020	2019
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(30,821)	$2,226
Increase in financing obligations	$—	$31,893

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

CarMax has reached a global agreement settling the Weiss, Gomez and McElhannon lawsuits on a class basis. The settlement agreement was submitted for pre-approval to the Superior Court of California, County of Placer on August 14, 2020 as part of the Weiss lawsuit and the settlement is expected to be submitted for final approval following the completion of required class procedures. In anticipation of the consolidation of claims under the global settlement agreement, on March 11, 2020, the Gomez and McElhannon lawsuits were dismissed, as the claims of the plaintiffs will be addressed in the global settlement. The monetary settlement under this agreement is for an immaterial amount that has been fully accrued.

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

The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan and Ford related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2018.  On April 15, 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. CarMax remains a class member for the Ford settlement fund. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford settlement fund.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $15.7 million as of August 31, 2020, and $10.5 million as of February 29, 2020, and is included in accrued expenses and other current liabilities.

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

OVERVIEW

CarMax is the nation’s largest and most profitable retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel experience, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless integration of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.

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

As of August 31, 2020, we operated 220 used car stores in 106 U.S. television markets, as well as 2 new car franchises.  As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 40.1% of our retail used vehicle unit sales in the first six months of fiscal 2021.  As of August 31, 2020, CAF serviced approximately 1,027,000 customer accounts in its $13.38 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. In the following weeks, many U.S. states and localities issued shelter-in-place orders impacting the operations of our stores and consumer demand. We followed mandates from public health officials and government agencies, including implementation of enhanced cleaning measures and social distancing guidelines and, in many localities, the closing of stores and wholesale auctions. As a result of these store closures and lower consumer demand, we announced in April 2020 that more than 15,000 associates had been placed on furlough. During the first six months of fiscal 2021, we spent approximately

$30 million supporting associates impacted by COVID-19, store closures and furloughs. This included providing associates with at least 14 days of pay continuity upon store closure or quarantine, along with continuing medical benefits for associates who were furloughed. During the second quarter of fiscal 2021, we began to call back associates from furlough and by the end of July 2020, we no longer had any associates on furlough.

We have implemented robust plans to reduce the risk of exposure and further spread of the virus in our stores and continue to follow the mandates of public health officials and government agencies. We also launched contactless curbside pickup nationwide to better serve our customers in alignment with enhanced safety practices. In addition, we quickly shifted our wholesale business from in-person to online auctions, and we continue to keep our appraisal lanes open for customers who want or need to sell their cars. During the second quarter of fiscal 2021, we completed the rollout of our omni-channel experience, which gives us the largest addressable market in the used car industry. This offering gives customers the option to seamlessly do as much, or as little, online and in-person as they prefer.

At the peak of the COVID-19 pandemic in early April, due to the mandates of public health officials and government agencies, approximately half of our stores were closed or under limited operations. Limited operations means the stores could sell cars but were limited to appointment-only, curbside pickup, home delivery or some combination of all three. As a result, used vehicle sales were down more than 75% during that period. Further, pricing and margin was pressured by sharp declines in industry wholesale valuations due to a steep depreciation environment. During this period, we reduced inventory levels to align with sales.

Since hitting a trough in early April, we have seen our sales improve as stores reopened, occupancy restrictions eased and customers re-engaged in car buying. As of August 31, 2020, all of our stores were open, but many continue to run under occupancy restrictions. We experienced negative comparable used unit sales in the first quarter of fiscal 2021, which continued into June when we experienced high single digit negative comparable used unit sales. The June results were more than offset by mid single digit positive comparable used unit sales in both July and August, a trend that continued through September. As demand increased during the second quarter, we were able to build our saleable inventory by more than 50% and successfully ramped up to target levels in September.

The impact of COVID-19 on CAF loan origination volume has been consistent with our retail and wholesale sales performance noted above. As the pandemic escalated, we saw an increase in delinquencies and greater demand for payment extensions. In response, we implemented a variety of measures to support our customers through this difficult time and to maximize the long-term collectability of the portfolio. This included temporarily suspending repossessions, waiving late fees, and providing loan payment extensions where appropriate. In addition to pausing our in-house Tier 3 lending, we also made temporary underwriting adjustments focused on preserving CAF's high-quality portfolio and tested certain loan routing to our third-party providers.

Payment extensions spiked in April and have declined significantly since then as customers have exhibited the ability and willingness to pay. During the first six months of fiscal 2021, delinquency rates were lower year-over-year. During the back half of the second quarter of fiscal 2021, we ceased CAF's underwriting adjustments noted above, and in September we resumed our in-house Tier 3 lending.

In response to COVID-19, we took several measures in the first quarter of fiscal 2021 to enhance our liquidity position and provide additional financial flexibility. This included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels, reducing inventory levels and aligning other operating expenses to the lower sales volume. In addition to the temporary furlough mentioned above, we also implemented a hiring freeze, reduced advertising spending and reduced labor hours. As of the end of the second quarter, we are actively hiring nationwide and have resumed our store expansion strategy with plans to open between eight and ten stores in fiscal 2022. Subsequent to the end of the second quarter, we used our cash on hand to fully pay down the outstanding balance on our revolving credit facility and resumed our share repurchase program.

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

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers and shareholders. The duration and severity of the COVID-19 outbreak are uncertain, and we are unable to determine the full impact that social distancing protocols, or potential subsequent outbreaks, will ultimately have on our operations or consumer demand. As such, the full impact on our revenues, profitability, financial position and liquidity remains uncertain at this time.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first six months of fiscal 2021 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first half of fiscal 2021 as compared to the second quarter and first half of fiscal 2020 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2020	Change from Three Months Ended August 31, 2019	Six Months Ended August 31, 2020	Change from Six Months Ended August 31, 2019
Income statement information
Net sales and operating revenues	$5,372.2	3.3%	$8,600.9	(18.6)%
Gross profit	$752.1	8.5%	$1,106.3	(22.9)%
CAF income	$147.2	29.0%	$198.1	(13.9)%
Selling, general and administrative expenses	$490.2	2.0%	$863.9	(11.0)%
Net earnings	$296.7	27.0%	$301.7	(39.7)%
Unit sales information
Used unit sales	217,330	3.9%	352,358	(18.7)%
Change in used unit sales in comparable stores	1.2%	N/A	(21.0)%	N/A
Wholesale unit sales	132,980	5.1%	196,275	(20.6)%
Per unit information
Used gross profit per unit	$2,214	1.4%	$2,108	(4.2)%
Wholesale gross profit per unit	$1,086	17.0%	$1,051	6.8%
SG&A per used vehicle unit	$2,256	(1.9)%	$2,452	9.5%
Per share information
Net earnings per diluted share	$1.79	27.9%	$1.83	(38.8)%

Net earnings per diluted share during the first half of fiscal 2021 included a one-time benefit of $0.18 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit. Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity was historically used to fund the repurchase of common stock under our share repurchase program and our store growth. Our current capital allocation strategy is to remain focused on growing the business while maintaining the appropriate amount of caution given the uncertainty that remains in the economic environment.

As noted above, in response to the COVID-19 situation, we took certain measures in the first quarter of fiscal 2021 to enhance our liquidity position and provide additional financial flexibility, including drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels and actively aligning operating expenses to the current state of the business, including the previously discussed furlough. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. As demand increased during the second quarter, we were able to build our saleable inventory by more than 50% and successfully ramped up to target levels in September. Subsequent to the end of the second quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our omni and digital initiatives for the foreseeable future.

Future Outlook
The COVID-19 situation has created an unprecedented and challenging time. As discussed above, we have taken several steps to ensure a strong liquidity position and enable our stores to operate amidst the current health and safety concerns. We will continue to monitor the COVID-19 situation and make any further decisions necessary to position the company for a strong recovery as we emerge from this crisis.

We recognize the current environment has accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience more than ever in how they shop for and buy a vehicle. Our omni-channel experience empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. The current environment creates an opportunity for us to use our unique consumer offering to capitalize on our current position and grow market share. We completed our omni-channel rollout in the second quarter of fiscal 2021 and are now focusing our efforts on optimizing this customer experience with new enhancements.

In the near term, our strategic investments will focus on our customer experience, vehicle acquisition and marketing. As we go forward, we plan to focus on clearly differentiating our brand from digital-only and traditional dealer brands by demonstrating the benefits of our omni-channel offering. As a result, we plan to increase our year-over-year marketing spend in the second half of fiscal 2021. We also continue to focus on driving effectiveness through our centralized CECs, improving our core buying channels and opening new buying channels and modernizing our wholesale auction platforms. While it is still a relatively new capability for us and still maturing, our CECs are quickly becoming more effective than our previous model. Approximately 70% of our customers interacted with our CECs during the second quarter. Additionally, approximately 50% of our customers chose to progress their sale remotely, which is up from 42% prior to COVID-19. We have taken decisive actions since the start of the COVID-19 pandemic that have supported our ability to appropriately manage costs. We will continue to act on opportunities to become leaner, more agile and a more cost-effective organization over the long term.

Our long-term strategy continues to be focused on completing the rollout of our retail concept and optimizing our omni-channel experience, with the goal of increasing our share of used vehicle unit sales in each of the markets in which we operate. At the same time, we are identifying and investing in new initiatives that we believe will also be solid contributors to our earnings growth. We believe, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.

In calendar 2019, we estimate we sold approximately 4.7% of the age 0- to 10-year old vehicles sold in the comparable store markets in which we were operating and approximately 3.5% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share includes focusing on:

•Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.
•Opening stores in new markets and expanding our presence in existing markets.
•Hiring and developing an engaged and skilled workforce.
•Improving efficiency in our stores and our logistics operations to drive out waste.
•Leveraging data and advanced analytics to continuously improve the customer experience as well as our processes and systems.

In order to execute our long-term strategy, we have invested in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies. We continue to make improvements to our website and enhance customer experiences, such as finance pre-approval, online appraisal, home delivery and curbside pick-up. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we have centralized customer support in our CECs, which we believe provides a more seamless integration between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. While in any individual period conditions may vary, in periods of elevated investment in our strategic initiatives, we would expect to leverage our SG&A expenses when comparable store used unit sales growth is in the range of 5% to 8% on an annual basis.

As of August 31, 2020, we had used car stores located in 106 U.S. television markets, which covered approximately 78% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2021, we opened four stores. In response to COVID-19, we paused our store expansion strategy in the first quarter of fiscal 2021. We are resuming new store growth and anticipate opening between eight and ten stores in fiscal 2022.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see "Critical Accounting Policies" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2020 and Part I, Item 2 of the Quarterly Report on Form 10-Q for the period ended May 31, 2020.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2020	2019	Change	2020	2019	Change
Used vehicle sales	$4,389.2	$4,346.3	1.0%	$7,175.4	$8,887.0	(19.3)%
Wholesale vehicle sales	819.1	678.3	20.8%	1,161.9	1,340.7	(13.3)%
Other sales and revenues:
Extended protection plan revenues	119.4	113.3	5.4%	192.8	224.6	(14.2)%
Third-party finance fees, net	(15.4)	(10.3)	(49.6)%	(26.2)	(25.8)	(1.4)%
Other	59.9	73.6	(18.6)%	97.0	141.0	(31.2)%
Total other sales and revenues	163.9	176.6	(7.2)%	263.6	339.8	(22.4)%
Total net sales and operating revenues	$5,372.2	$5,201.2	3.3%	$8,600.9	$10,567.5	(18.6)%

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2020	2019	Change	2020	2019	Change
Used vehicles	217,330	209,091	3.9%	352,358	433,359	(18.7)%
Wholesale vehicles	132,980	126,513	5.1%	196,275	247,281	(20.6)%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2020	2019	Change	2020	2019	Change
Used vehicles	$19,991	$20,581	(2.9)%	$20,127	$20,306	(0.9)%
Wholesale vehicles	$5,891	$5,090	15.7%	$5,639	$5,150	9.5%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2020	2019	2020	2019
Used vehicle units	1.2%	3.2%	(21.0)%	6.3%
Used vehicle revenues	(1.6)%	6.3%	(21.6)%	7.9%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2020	2019	2020	2019
Used vehicle units	3.9%	6.2%	(18.7)%	9.6%
Used vehicle revenues	1.0%	9.3%	(19.3)%	11.1%

Wholesale vehicle units	5.1%	4.7%	(20.6)%	5.6%
Wholesale vehicle revenues	20.8%	8.0%	(13.3)%	7.6%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2020	2019	2020	2019
CAF (2)	45.7%	46.8%	42.8%	46.5%
Tier 2 (3)	22.3%	19.7%	24.7%	20.0%
Tier 3 (4)	11.1%	9.6%	12.4%	10.6%
Other (5)	20.9%	23.9%	20.1%	22.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2020	2019	2020	2019
Used car stores, beginning of period	220	206	216	203
Store openings	—	3	4	6
Used car stores, end of period	220	209	220	209

During the first six months of fiscal 2021, we opened four stores, all in existing television markets (Tampa, FL; Philadelphia, PA; New Orleans, LA; and Los Angeles, CA).

Used Vehicle Sales.  The 1.0% increase in used vehicle revenues in the second quarter of fiscal 2021 was primarily due to a 3.9% increase in used unit sales. The increase in used units included a 1.2% increase in comparable store used unit sales and sales from newer stores not yet included in the comparable store base. The comparable store used unit sales performance reflected strong conversion, continued support from financing, growth in web initiated selling opportunities, and solid execution by our associates in our stores and our customer experience centers. A strengthening used car environment also benefited the quarter, and though inventory availability was a headwind to sales, we returned to targeted inventory levels in September.

The 19.3% decrease in used vehicle revenues in the first six months of fiscal 2021 was primarily due to an 18.7% decrease in used unit sales. The decrease in used units included a 21.0% decrease in comparable store used unit sales. This reflected the combined effects of COVID-19 related store closures and restrictions on operations, as well as reduced customer traffic resulting from the economic impact of the pandemic and nationwide shelter-in-place orders, primarily during the first quarter of fiscal 2021. We experienced negative comparable used unit sales in the first quarter of fiscal 2021, which continued through June. This was partially offset by positive comparable used unit sales in both July and August.

The decrease in average retail selling price in the second quarter of fiscal 2021 reflected shifts in the mix of our sales by both vehicle age and class. The decrease in average retail selling price in the first six months of fiscal 2021 reflected shifts in the mix of our sales by both vehicle age and class, partially offset by higher vehicle acquisition costs.

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

The 20.8% increase in wholesale vehicle revenues in the second quarter of fiscal 2021 was primarily due to a 5.1% increase in unit sales as well as a 15.7% increase in average selling price. The wholesale unit growth was largely driven by a record appraisal buy rate, partially offset by lower appraisal traffic. Additionally, wholesale unit sales benefited from an extra auction day in the quarter.

The 13.3% decrease in wholesale vehicle revenues in the first six months of fiscal 2021 was primarily due to a 20.6% decline in unit sales, partially offset by a 9.5% increase in average selling price. The wholesale unit decrease was largely driven by lower appraisal traffic, partially offset by an increase in our appraisal buy rate.

The increase in average selling price in both the second quarter and first six months of fiscal 2021 was primarily due to increased acquisition costs driven by market appreciation.

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

Other sales and revenues declined 7.2% in the second quarter of fiscal 2021, reflecting a decrease in other revenues, including new car and service department sales, and an increase in net third-party finance fees, partially offset by growth in EPP revenues. EPP revenues increased 5.4%, largely reflecting the growth in our used unit sales as well as a year-over-year increase of $1.7 million related to profit-sharing revenue.

Other sales and revenues declined 22.4% in the first six months of fiscal 2021, reflecting decreases in other revenues, including new car and service department sales, and EPP revenues. EPP revenues declined 14.2%, largely reflecting the reduction in our used unit sales, partially offset by a year-over-year increase of $5.1 million related to profit-sharing revenue. The new car and service department sales declines reflected both store closures and reduced customer traffic.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2020	2019	Change	2020	2019	Change
Used vehicle gross profit	$481.2	$456.4	5.4%	$742.7	$953.2	(22.1)%
Wholesale vehicle gross profit	144.4	117.4	23.0%	206.3	243.3	(15.2)%
Other gross profit	126.5	119.7	5.8%	157.3	239.3	(34.2)%
Total	$752.1	$693.5	8.5%	$1,106.3	$1,435.8	(22.9)%

GROSS PROFIT PER UNIT

	Three Months Ended August 31				Six Months Ended August 31
	2020		2019		2020		2019
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,214	11.0	$2,183	10.5	$2,108	10.4	$2,200	10.7
Wholesale vehicle gross profit	$1,086	17.6	$928	17.3	$1,051	17.8	$984	18.1
Other gross profit	$583	77.3	$572	67.8	$447	59.7	$552	70.4
Total gross profit	$3,461	14.0	$3,317	13.3	$3,140	12.9	$3,313	13.6

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

Used vehicle gross profit increased 5.4% in the second quarter of fiscal 2021, reflecting the 3.9% increase in total used unit sales and strong execution, which contributed to the $31 increase in used vehicle gross profit per unit. Used vehicle gross profit declined 22.1% in the first six months of fiscal 2021, reflecting the 18.7% decline in total used unit sales as well as the $92 decline in used vehicle gross profit per unit. During the first quarter of fiscal 2021, our used vehicle gross profit per unit was pressured by pricing adjustments made to better align inventory levels with sales in response to COVID-19. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy. With regard to the COVID-19 pandemic, we believe significant pressures on gross profit per unit are behind us; however, gross profit per unit performance is largely dependent on sales trends and ongoing economic recovery.

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

Wholesale vehicle gross profit increased 23.0% in the second quarter of fiscal 2021, reflecting the 5.1% increase in wholesale unit sales, robust appreciation in the market and strong execution, which contributed to the $158 increase in wholesale gross profit per unit. Wholesale vehicle gross profit decreased 15.2% in the first six months of fiscal 2021, driven by the 20.6% decrease in wholesale unit sales, partially offset by a $67 increase in wholesale gross profit per unit. Wholesale gross profit per unit was under significant pressure early in the current year’s first quarter, reflecting sharp declines in industry wholesale valuations; however, wholesale gross profit per unit had fully recovered by the end of the first quarter. During the second quarter of fiscal 2021, performance was supported by strong appreciation in the market. By the end of the quarter, depreciation had returned to the wholesale market.

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

Other gross profit increased 5.8% in the second quarter of fiscal 2021, reflecting the increase in EPP revenues, partially offset by the increase in net third-party finance fees. The increase was also due to an increase in service department profits, reflecting improved overhead leverage resulting from our growth in used unit sales as well as the employee retention tax credit enacted as part of the CARES Act. Other gross profit decreased 34.2% in the first six months of fiscal 2021, reflecting a decline in service department profits and EPP revenues. Service results in the first six months of fiscal 2021 reflected the overhead deleverage resulting from our decline in used car sales, as well as pay continuity for our technicians and other service personnel during periods of reduced vehicle reconditioning activity in the first quarter. Service results for the six-month period also continued to be adversely affected by the increase in our post-sale warranty period from 30 to 90 days implemented in May 2019.

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

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2020    Six Months Ended August 31, 2020

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
13%
10%
21%
56%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2020	2019	Change	2020	2019	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$239.3	$227.5	5.2%	$430.5	$457.4	(5.9)%
Share-based compensation expense	34.3	21.9	56.6%	58.0	62.8	(7.7)%
Total compensation and benefits (1)	$273.6	$249.4	9.7%	$488.5	$520.2	(6.1)%
Store occupancy costs	101.1	96.7	4.5%	195.7	193.3	1.2%
Advertising expense	50.5	46.8	7.7%	85.0	88.8	(4.3)%
Other overhead costs (2)	65.0	87.9	(26.0)%	94.7	168.2	(43.7)%
Total SG&A expenses	$490.2	$480.8	2.0%	$863.9	$970.5	(11.0)%
SG&A per used vehicle unit (3)	$2,256	$2,300	$(44)	$2,452	$2,239	$213

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

SG&A expenses increased 2.0% in the second quarter of fiscal 2021. This increase reflected increased costs as a result of the 7% growth in our store base since the beginning of last year's second quarter (representing the addition of 14 stores) and continued spend in omni-channel and core strategic initiatives, partially offset by actions taken during the early stages of the COVID-19 pandemic to reduce costs, including aligning staffing and other overhead costs to the business and pausing our store expansion. The increase also included the following:
•$12.4 million increase in share-based compensation expense. The increase in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was driven by the change in the company's stock price during the relevant periods.
•$3.7 million increase in advertising expense. We plan to increase our year-over-year advertising expense during the remainder of the current year.
•$22.9 million decrease in other overhead costs, driven by the factors listed above as well as reduced self-insurance loss and litigation-related expenses.

SG&A expenses decreased 11.0% in the first six months of fiscal 2021. This decrease reflected a reduction in costs associated with our decline in sales volume and actions taken in response to the COVID-19 pandemic to reduce costs, as noted above, partially offset by an increase in costs as a result of the 8% growth in our store base since the beginning of fiscal 2020 (representing the addition of 17 stores) and continued spend in omni-channel and core strategic initiatives. The decrease also included the following:
•$40.3 million one-time benefit, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$4.8 million decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was driven by the change in the company's stock price during the relevant periods.
•$3.8 million decrease in advertising expense. We plan to increase our year-over-year advertising expense during the remainder of the current year.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense remained relatively flat at $22.5 million in the second quarter of fiscal 2021 compared with $21.1 million in the second quarter of fiscal 2020. Interest expense increased to $46.4 million in the first six months of fiscal 2021 from $38.9 million in the first six months of fiscal 2020. The increase primarily reflected increased expense for our financing obligations as well as a higher outstanding average revolver balance in the current year period, partially offset by lower interest rates.

Income Taxes.  The effective income tax rate was 23.6% in the second quarter of fiscal 2021 and 23.1% in the first six months of fiscal 2021 versus 23.5% in the second quarter of fiscal 2020 and 23.8% in the first six months of fiscal 2020.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have strived to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of the COVID-19 outbreak) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we targeted new loans toward the higher end of this range. In the second quarter of fiscal 2021, we ceased the underwriting adjustments made during the previous quarter and loans originated continued to be targeted at the higher end, or slightly above, this range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$280.1	8.5	$275.7	8.5	$562.6	8.5	$541.9	8.4
Interest expense	(81.3)	(2.5)	(90.6)	(2.8)	(165.9)	(2.5)	(178.0)	(2.8)
Total interest margin	$198.8	6.0	$185.1	5.7	$396.7	6.0	$363.9	5.7
Provision for loan losses	$(26.0)	(0.8)	$(45.5)	(1.4)	$(148.0)	(2.2)	$(83.7)	(1.3)
CarMax Auto Finance income	$147.2	4.5	$114.1	3.5	$198.1	3.0	$230.1	3.6

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2020	2019	2020	2019
Net loans originated (in millions)	$1,790.6	$1,772.6	$2,782.9	$3,598.9
Vehicle units financed	92,648	88,285	141,344	181,243
Net penetration rate (1)	42.6%	42.2%	40.1%	41.8%
Weighted average contract rate	8.2%	8.6%	8.3%	8.7%
Weighted average credit score (2)	710	708	709	706
Weighted average loan-to-value (LTV) (3)	91.6%	94.7%	92.1%	94.5%
Weighted average term (in months)	65.8	66.2	65.9	66.2

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2020	2019	2020	2019
Total ending managed receivables	$13,379.0	$13,131.5	$13,379.0	$13,131.5
Total average managed receivables	$13,218.8	$13,012.1	$13,313.6	$12,859.7
Allowance for loan losses (1)	$432.5	$150.4	$432.5	$150.4
Allowance for loan losses as a percentage of ending managed receivables	3.23%	1.15%	3.23%	1.15%
Net credit losses on managed receivables	$30.7	$42.1	$75.3	$71.5
Annualized net credit losses as a percentage of total average managed receivables	0.93%	1.29%	1.13%	1.11%
Past due accounts as a percentage of ending managed receivables	2.62%	3.55%	2.62%	3.55%
Average recovery rate (2)	57.3%	48.6%	52.0%	48.9%

(1)    The allowance for loan losses as of August 31, 2020, includes a $202.0 million increase as a result of our adoption of CECL during the first quarter of fiscal 2021.
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

•CAF Income (Increase of $33.1 million, or 29.0% in the second quarter of fiscal 2021)
◦The increase in CAF income reflects a decrease in the provision for loan losses, as well as increases in the total interest margin percentage and average managed receivables.
◦The increase in net loan originations resulted from our used vehicle sales growth as well as an increase in CAF’s net penetration rate, partially offset by a decrease in the average amount financed.

•CAF Income (Decrease of $31.9 million or 13.9% in the first six months of fiscal 2021)
◦The decrease in CAF income reflects an increase in the provision for loan losses, partially offset by improvement in the total interest margin percentage.
◦The decrease in net loan originations resulted from our used vehicle sales decline as well as a decline in CAF's net penetration rate.

•Provision for Loan Losses (Decrease of $19.5 million in the second quarter of fiscal 2021)
◦The decrease in the provision for loan losses was primarily due to favorable loss experience in comparison to our loss expectations set at the end of the first quarter, resulting in a $29.6 million favorable adjustment for receivables then outstanding.
◦This adjustment was more than offset by a $55.6 million increase to the provision related to our estimate of lifetime losses on originations during the second quarter.
◦While we experienced some loss favorability during the second quarter, this favorability was tempered by economic adjustment factors applied to the provision. The allowance for loan losses as of August 31, 2020 reflects the unpredictability of the current environment and the highly uncertain consumer situation.

•Provision for Loan Losses (Increase of $64.3 million in the first six months of fiscal 2021)
◦The provision included $93.7 million, which largely reflected our initial estimate of lifetime losses on loans originated in each quarter of the current fiscal year.
◦The provision also included a net increase of $54.3 million in our estimate of lifetime losses on loans existing at the beginning of each quarter during the current fiscal year, largely resulting from COVID-19 turmoil and worsened economic factors.
◦In connection with our adoption of CECL during the first quarter of fiscal 2021, we recorded a $202.0 million increase in the allowance for loan losses on the first quarter opening balance sheet, with a corresponding decrease of $153.3 million, net of tax, in retained earnings.

•Total interest margin (Increased to 6.0% of average managed receivables for both the second quarter and first six months of fiscal 2021 from 5.7% for both the second quarter and first six months of fiscal 2020)
◦The increase in the total interest margin percentage for both the second quarter and first six months of fiscal 2021 was the result of lower funding costs.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. During the first quarter of fiscal 2021, we paused our CAF Tier 3 lending given the current economic outlook and uncertainty surrounding the COVID-19 outbreak. Subsequent to the end of the second quarter, we resumed our Tier 3 lending program. A total of $146.1 million and $167.5 million in CAF Tier 3 receivables were outstanding as of August 31, 2020 and February 29, 2020, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of August 31, 2020 and February 29, 2020, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

In the first quarter of fiscal 2021, we paused our store expansion strategy in response to the COVID-19 situation. We are resuming new store growth and anticipate opening between eight and ten stores in fiscal 2022.

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

During the first quarter of fiscal 2021, in response to the COVID-19 crisis, we took immediate and proactive measures to bolster our liquidity position and provide additional financial flexibility to improve our ability to meet our short-term liquidity needs. Those measures included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and actively aligning operating expenses to the current state of the business. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. As demand increased during the second quarter, we were able to build our saleable inventory by more than 50% and successfully ramped up to target levels in September. Subsequent to the end of the second quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Our current capital allocation strategy is to remain focused on growing the business while maintaining an appropriate amount of caution given the uncertainty that remains in the economic environment. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our omni and digital initiatives for the foreseeable future.
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio was modestly below our targeted range for the second quarter of fiscal 2021, when netting out our accumulated cash of approximately $712 million. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first six months of fiscal 2021, net cash provided by operating activities totaled $889.8 million, compared with cash used in operating activities of $125.5 million in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which decreased $188.6 million in the current year period compared with an increase of $721.2 million in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net payments on non-recourse notes payable were $230.9 million in the current year period compared with net issuances of $606.1 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of August 31, 2020, total inventory was $2.82 billion, representing a decrease of $21.5 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decline in vehicle units reflecting the seasonal pattern in inventory levels. The decrease in units was partially offset by an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation.

The change in net cash provided by (used in) operating activities for the first six months of the current fiscal year compared with the prior year period reflected the changes in auto loans receivable and inventory, as discussed above, and timing-related changes to other current assets and accounts payable, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $92.4 million in fiscal 2021 compared with $178.9 million in fiscal 2020.  Capital expenditures were $92.0 million in the current year period versus $171.3 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. In response to COVID-19, we paused our store expansion and remodel strategy during the first quarter of fiscal 2021.

As of August 31, 2020, 141 of our 220 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of fiscal 2021, net cash used in financing activities totaled $86.0 million compared with net cash provided by financing activities of $346.6 million in the prior year period.  Included in these amounts were net payments on non-recourse notes payable of $230.9 million compared with net issuances of non-recourse notes payable of $606.1 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first six months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $54.2 million as well as net borrowings on our long-term debt of $117.4 million. During the first six months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $341.9 million as well as net borrowings on our long-term debt of $8.6 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2) (4)	June 2024	$575,838	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	533,165	536,739
Non-recourse notes payable	Various dates through May 2027	13,382,375	13,613,272
Total debt (3)		15,291,378	15,402,751
Cash and cash equivalents		$711,561	$58,211

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.
(4)    On September 16, 2020, we fully paid down the outstanding borrowings under this facility with cash on hand.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2020, we were in compliance with these financial covenants.

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

As of August 31, 2020, $11.13 billion and $2.25 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2021, we funded a total of $2.50 billion in asset-backed term funding transactions.  As of August 31, 2020, we had $1.25 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2020, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.51 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, market share, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, or market conditions are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•The effect and consequences of COVID-19 on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate.
•Changes in general or regional U.S. economic conditions.
•Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
•Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
•Events that damage our reputation or harm the perception of the quality of our brand.
•Our inability to realize the benefits associated with our omni-channel initiatives.
•Our inability to recruit, develop and retain associates and maintain positive associate relations.
•The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.
•Security breaches or other events that result in the misappropriation, loss or other unauthorized disclosure of confidential customer, associate or corporate information.
•Significant changes in prices of new and used vehicles.
•Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loans receivable than anticipated.
•A reduction in the availability of or access to sources of inventory or a failure to expeditiously liquidate inventory.
•Changes in consumer credit availability provided by our third-party finance providers.
•Changes in the availability of extended protection plan products from third-party providers.

•Factors related to the regulatory and legislative environment in which we operate.
•Factors related to geographic and sales growth, including the inability to effectively manage our growth.
•The failure of or inability to sufficiently enhance key information systems.
•The performance of third-party vendors we rely on for key components of our business.
•The effect of various litigation matters.
•Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.
•The failure or inability to realize the benefits associated with our strategic investments.
•The inaccuracy of estimates and assumptions used in the preparation of our financial statements, or the effect of new accounting requirements or changes to U.S. generally accepted accounting principles.
•The volatility in the market price for our common stock.
•The failure or inability to adequately protect our intellectual property.
•The occurrence of severe weather events.
•Factors related to the geographic concentration of our stores.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 45 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 4391.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

As previously disclosed, in May 2020, we received a pre-filing negotiation request from the United States Environmental Protection Agency (EPA) with respect to alleged violations of the Clean Water Act related to the discharge of petroleum from a storage tank at a CarMax retail store location. The discharge was accidental and is being remediated. In September 2020, we reached an agreement with the EPA to resolve this matter with a civil penalty payment of $119,440. Final EPA acceptance of the settlement is subject to a public comment period that will end in October 2020.

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

October 5, 2020