Form 10-Q
period 2020-11-30
CARMAX INC
filed 2021-01-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2020
Common Stock, par value $0.50	162,541,451

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2020 and 2019	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2020 and 2019	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2020 and February 29, 2020	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2020 and 2019	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2020 and 2019	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2020	%(1)	2019	%(1)	2020	%(1)	2019	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,209,748	81.2	$4,028,811	84.1	$11,385,183	82.6	$12,915,763	84.1
Wholesale vehicle sales	828,362	16.0	610,983	12.8	1,990,296	14.4	1,951,718	12.7
Other sales and revenues	146,834	2.8	150,234	3.1	410,413	3.0	490,016	3.2
NET SALES AND OPERATING REVENUES	5,184,944	100.0	4,790,028	100.0	13,785,892	100.0	15,357,497	100.0
COST OF SALES:
Used vehicle cost of sales	3,791,134	73.1	3,615,704	75.5	10,223,875	74.2	11,549,445	75.2
Wholesale vehicle cost of sales	713,961	13.8	504,177	10.5	1,669,595	12.1	1,601,573	10.4
Other cost of sales	48,419	0.9	56,500	1.2	154,666	1.1	156,996	1.0
TOTAL COST OF SALES	4,553,514	87.8	4,176,381	87.2	12,048,136	87.4	13,308,014	86.7
GROSS PROFIT	631,430	12.2	613,647	12.8	1,737,756	12.6	2,049,483	13.3
CARMAX AUTO FINANCE INCOME	176,445	3.4	114,033	2.4	374,590	2.7	344,123	2.2
Selling, general and administrative expenses	478,797	9.2	484,848	10.1	1,342,721	9.7	1,455,339	9.5
Interest expense	19,462	0.4	21,843	0.5	65,889	0.5	60,700	0.4
Other (income) expense	(887)	—	(6,570)	(0.1)	728	—	(6,786)	—
Earnings before income taxes	310,503	6.0	227,559	4.8	703,008	5.1	884,353	5.8
Income tax provision	75,203	1.5	54,403	1.1	166,034	1.2	210,854	1.4
NET EARNINGS	$235,300	4.5	$173,156	3.6	$536,974	3.9	$673,499	4.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	163,732		164,273		163,278		165,321
Diluted	165,773		166,534		164,976		167,154
NET EARNINGS PER SHARE:
Basic	$1.44		$1.05		$3.29		$4.07
Diluted	$1.42		$1.04		$3.25		$4.03

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2020	2019	2020	2019
NET EARNINGS	$235,300	$173,156	$536,974	$673,499
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	727	355	2,183	1,066
Net change in cash flow hedge unrecognized losses	6,775	9,268	(5,036)	(15,063)
Other comprehensive income (loss), net of taxes	7,502	9,623	(2,853)	(13,997)
TOTAL COMPREHENSIVE INCOME	$242,802	$182,779	$534,121	$659,502

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 29
(In thousands except share data)	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236,643	$58,211
Restricted cash from collections on auto loans receivable	492,610	481,043
Accounts receivable, net	168,979	191,090
Inventory	2,780,205	2,846,416
Other current assets	58,660	86,927
TOTAL CURRENT ASSETS	3,737,097	3,663,687
Auto loans receivable, net of allowance for loan losses of $431,592 and $157,796 as of November 30, 2020 and February 29, 2020, respectively	13,267,364	13,551,711
Property and equipment, net of accumulated depreciation of $1,386,094 and $1,266,920 as of November 30, 2020 and February 29, 2020, respectively	3,043,345	3,069,102
Deferred income taxes	159,209	89,842
Operating lease assets	439,074	449,094
Other assets	286,759	258,746
TOTAL ASSETS	$20,932,848	$21,082,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$570,174	$737,144
Accrued expenses and other current liabilities	372,429	331,738
Accrued income taxes	18,322	1,389
Current portion of operating lease liabilities	30,726	30,980
Short-term debt	1,008	40
Current portion of long-term debt	10,228	9,251
Current portion of non-recourse notes payable	434,900	424,165
TOTAL CURRENT LIABILITIES	1,437,787	1,534,707
Long-term debt, excluding current portion	1,319,496	1,778,672
Non-recourse notes payable, excluding current portion	13,161,504	13,165,384
Operating lease liabilities, excluding current portion	431,068	440,671
Other liabilities	454,517	393,873
TOTAL LIABILITIES	16,804,372	17,313,307

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 163,033,971 and 163,081,376 shares issued and outstanding as of November 30, 2020 and February 29, 2020, respectively	81,517	81,541
Capital in excess of par value	1,462,130	1,348,988
Accumulated other comprehensive loss	(152,924)	(150,071)
Retained earnings	2,737,753	2,488,417
TOTAL SHAREHOLDERS’ EQUITY	4,128,476	3,768,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,932,848	$21,082,182

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net earnings	$536,974	$673,499
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	180,495	158,226
Share-based compensation expense	73,946	98,177
Provision for loan losses	156,147	132,650
Provision for cancellation reserves	53,511	65,166
Deferred income tax benefit	(19,529)	(744)
Other	5,966	(72)
Net decrease (increase) in:
Accounts receivable, net	22,111	(2,887)
Inventory	66,211	(163,119)
Other current assets	29,478	(41,869)
Auto loans receivable, net	(73,827)	(980,817)
Other assets	(8,151)	10,185
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(124,092)	20,604
Other liabilities	(30,854)	(86,905)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	868,386	(117,906)
INVESTING ACTIVITIES:
Capital expenditures	(123,952)	(249,177)
Proceeds from disposal of property and equipment	1,846	3
Purchases of investments	(2,709)	(8,438)
Sales of investments	2,739	1,025
NET CASH USED IN INVESTING ACTIVITIES	(122,076)	(256,587)
FINANCING ACTIVITIES:
Increase (decrease) in short-term debt, net	968	(708)
Proceeds from issuances of long-term debt	1,562,300	4,707,500
Payments on long-term debt	(2,022,586)	(4,702,807)
Cash paid for debt issuance costs	(12,797)	(14,849)
Payments on finance lease obligations	(4,871)	(2,813)
Issuances of non-recourse notes payable	7,947,313	8,596,000
Payments on non-recourse notes payable	(7,940,254)	(7,810,958)
Repurchase and retirement of common stock	(158,625)	(458,587)
Equity issuances	94,295	96,367
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(534,257)	409,145
Increase in cash, cash equivalents, and restricted cash	212,053	34,652
Cash, cash equivalents, and restricted cash at beginning of year	656,390	595,377
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$868,443	$630,029

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$236,643	$56,583
Restricted cash from collections on auto loans receivable	492,610	458,493
Restricted cash included in other assets	139,190	114,953
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$868,443	$630,029

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2020
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 29, 2020	163,081	$81,541	$1,348,988	$2,488,417	$(150,071)	$3,768,875
Net earnings	—	—	—	4,978	—	4,978
Other comprehensive loss	—	—	—	—	(15,334)	(15,334)
Share-based compensation expense	—	—	17,652	—	—	17,652
Repurchases of common stock	(515)	(258)	(4,271)	(36,180)	—	(40,709)
Exercise of common stock options	35	18	1,688	—	—	1,706
Stock incentive plans, net shares issued	154	77	(5,629)	—	—	(5,552)
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Balance as of May 31, 2020	162,755	$81,378	$1,358,428	$2,303,909	$(165,405)	$3,578,310
Net earnings	—	—	—	296,696	—	296,696
Other comprehensive income	—	—	—	—	4,979	4,979
Share-based compensation expense	—	—	12,568	—	—	12,568
Repurchases of common stock	—	—	—	—	—	—
Exercise of common stock options	1,403	701	89,318	—	—	90,019
Stock incentive plans, net shares issued	4	2	(14)	—	—	(12)
Balance as of August 31, 2020	164,162	$82,081	$1,460,300	$2,600,605	$(160,426)	$3,982,560
Net earnings	—	—	—	235,300	—	235,300
Other comprehensive income	—	—	—	—	7,502	7,502
Share-based compensation expense	—	—	9,942	—	—	9,942
Repurchases of common stock	(1,176)	(588)	(10,509)	(98,152)	—	(109,249)
Exercise of common stock options	43	21	2,549	—	—	2,570
Stock incentive plans, net shares issued	5	3	(152)	—	—	(149)
Balance as of November 30, 2020	163,034	$81,517	$1,462,130	$2,737,753	$(152,924)	$4,128,476

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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020 (the “2020 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year as disclosed in the company's Quarterly Report on Form 10-Q for the period ended May 31, 2020 (the “first quarter 2021 10-Q”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the 2020 Annual Report and the unaudited consolidated financial statements and footnotes included in the first quarter 2021 10-Q.

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

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2020	2019	2020	2019
Used vehicle sales	$4,209.7	$4,028.8	$11,385.2	$12,915.8
Wholesale vehicle sales	828.4	611.0	1,990.3	1,951.7
Other sales and revenues:
Extended protection plan revenues	101.7	97.0	294.5	321.7
Third-party finance fees, net	(10.6)	(9.4)	(36.7)	(35.2)
Service revenues	24.6	28.9	70.6	96.3
Other	31.1	33.7	82.0	107.2
Total other sales and revenues	146.8	150.2	410.4	490.0
Total net sales and operating revenues	$5,184.9	$4,790.0	$13,785.9	$15,357.5

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 7-day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000 mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 15 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of November 30, 2020 and February 29, 2020, no long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$288.5	8.5	$278.9	8.4	$851.1	8.5	$820.8	8.4
Interest expense	(77.1)	(2.3)	(90.4)	(2.7)	(243.0)	(2.4)	(268.4)	(2.8)
Total interest margin	211.4	6.3	188.5	5.7	608.1	6.1	552.4	5.7
Provision for loan losses	(8.2)	(0.2)	(49.0)	(1.5)	(156.1)	(1.6)	(132.7)	(1.4)
Total interest margin after provision for loan losses	203.2	6.0	139.5	4.2	452.0	4.5	419.7	4.3

Total other expense	—	—	—	—	(2.2)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(11.6)	(0.3)	(10.8)	(0.3)	(34.2)	(0.3)	(31.3)	(0.3)
Other direct expenses	(15.2)	(0.4)	(14.7)	(0.4)	(41.0)	(0.4)	(44.3)	(0.5)
Total direct expenses	(26.8)	(0.8)	(25.5)	(0.8)	(75.2)	(0.7)	(75.6)	(0.8)
CarMax Auto Finance income	$176.4	5.2	$114.0	3.4	$374.6	3.7	$344.1	3.5

Total average managed receivables	$13,517.5		$13,239.2		$13,381.6		$12,986.2

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $13.62 billion as of November 30, 2020 and $13.61 billion as of February 29, 2020. See Note 9 for additional information on non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of November 30	As of February 29
(In millions)	2020	2020
Asset-backed term funding	$10,878.5	$11,007.1
Warehouse facilities	2,308.0	2,181.7
Overcollateralization (1)	337.0	289.0
Other managed receivables (2)	112.6	140.0
Total ending managed receivables	13,636.1	13,617.8
Accrued interest and fees	61.9	56.2
Other	1.0	35.5
Less: allowance for loan losses	(431.6)	(157.8)
Auto loans receivable, net	$13,267.4	$13,551.7

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

Ending Managed Receivables by Major Credit Grade

	As of November 30, 2020
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$2,081.9	$2,393.0	$1,316.6	$686.7	$271.8	$53.8	$6,803.8	49.9
B	1,507.9	1,571.3	977.8	554.1	246.1	77.2	4,934.4	36.2
C and other	564.4	594.2	357.6	209.6	122.3	49.8	1,897.9	13.9
Total ending managed receivables	$4,154.2	$4,558.5	$2,652.0	$1,450.4	$640.2	$180.8	$13,636.1	100.0

	As of February 29
(In millions)	2020 (1)	% (2)
A	$6,915.9	50.8
B	4,841.2	35.6
C and other	1,860.7	13.6
Total ending managed receivables	$13,617.8	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at November 30, 2020 represents the net credit losses expected over the remaining contractual life of our managed receivables.  The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. For receivables that have less than 18 months of performance history, the net loss estimate takes into account the credit grades of the receivables and historical losses by credit grade to supplement actual loss data in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association (“NADA”) used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, the impact of the economic factor is phased out of the allowance for loan loss calculation on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate.  The provision for loan losses is the periodic expense of maintaining an adequate allowance.

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2020	% (1)	2019 (2)	% (1)	2020	% (1)	2019 (2)	% (1)
Balance as of beginning of period	$432.5	3.23	$150.4	1.15	$157.8	1.16	$138.2	1.10
Adoption of CECL	—		—		202.0		—
Adjusted balance as of beginning of period	432.5	3.23	150.4	1.15	359.8	2.64	138.2	1.10
Charge-offs	(49.9)		(81.2)		(174.5)		(223.4)
Recoveries (3)	40.8		35.4		90.2		106.1
Provision for loan losses	8.2		49.0		156.1		132.7
Balance as of end of period	$431.6	3.17	$153.6	1.15	$431.6	3.17	$153.6	1.15

(1)     Percent of total ending managed receivables.
(2)    The comparative information has not been restated and continues to be reported under the accounting guidance in effect during fiscal 2020.
(3)     Net of costs incurred to recover vehicle.

During the first quarter of fiscal 2021, we adopted a new accounting pronouncement related to the measurement of credit losses on financial instruments (ASU 2016-13 or “CECL”). The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses as of March 1, 2020, with a corresponding net-of-tax decrease of $153.3 million in retained earnings. During the first nine months of fiscal 2021, we recorded a provision for loan losses of $156.1 million. The first quarter provision of $122.0 million included an increase in our estimate of lifetime losses on existing loans, largely resulting from worsening economic factors in response to COVID-19. In particular, the U.S. unemployment rate rose significantly during the first quarter. This rate is used in loss prediction to incorporate how current and forecasted economic conditions impact customer hardship, or ability to pay.  Changes in the NADA used vehicle price index were not significant. During the second and third quarters of fiscal 2021, we experienced favorable loss performance in comparison to our loss expectations set at the end of the then previous quarter, resulting in favorable adjustments of $29.6 million and $55.8 million, respectively, for receivables then outstanding. These adjustments were more than offset by increases to the provision related to our estimate of lifetime losses on originations of $55.6 million in the second quarter and $64.0 million in the third quarter. While we experienced some loss favorability during the second and third quarter of fiscal 2021, this favorability was tempered by economic adjustment factors and other qualitative considerations applied to the provision, particularly the uncertainty surrounding the COVID-19 pandemic. The allowance for loan losses as of November 30, 2020 reflects the unpredictability of the current environment and the uncertain consumer situation.

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

Past Due Receivables

	As of November 30, 2020
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,776.7	$4,761.3	$1,698.3	$13,236.3	97.07
Delinquent loans:
31-60 days past due	17.5	112.8	121.7	252.0	1.85
61-90 days past due	7.2	49.0	65.6	121.8	0.89
Greater than 90 days past due	2.4	11.3	12.3	26.0	0.19
Total past due	27.1	173.1	199.6	399.8	2.93
Total ending managed receivables	$6,803.8	$4,934.4	$1,897.9	$13,636.1	100.00

	As of February 29
(In millions)	2020	% (1)
Total ending managed receivables	$13,617.8	100.00
Delinquent loans:
31-60 days past due	$296.4	2.18
61-90 days past due	138.3	1.01
Greater than 90 days past due	34.2	0.25
Total past due	$468.9	3.44

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $19.8 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and nine months ended November 30, 2020, we recognized income of $0.1 million and a loss of $2.1 million, respectively, in CAF income representing these changes in fair value.

As of November 30, 2020 and February 29, 2020, we had interest rate swaps outstanding with a combined notional amount of $2.41 billion and $2.62 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30, 2020, we had an interest rate swap with a notional amount of $0.17 billion outstanding that was not designated as a cash flow hedge.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$524,297	$—	$524,297
Mutual fund investments	21,978	—	21,978
Derivative instruments designated as hedges	—	1,189	1,189
Derivative instruments not designated as hedges	—	65	65
Total assets at fair value	$546,275	$1,254	$547,529

Percent of total assets at fair value	99.8%	0.2%	100.0%
Percent of total assets	2.6%	—%	2.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(7,164)	$(7,164)
Total liabilities at fair value	$—	$(7,164)	$(7,164)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$273,203	$—	$273,203
Mutual fund investments	22,668	—	22,668
Total assets at fair value	$295,871	$—	$295,871

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	1.4%	—%	1.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(23,992)	$(23,992)
Total liabilities at fair value	$—	$(23,992)	$(23,992)

Percent of total liabilities	—%	0.1%	0.1%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2020 and February 29, 2020, respectively, are as follows:

(In thousands)	As of November 30, 2020	As of February 29, 2020
Carrying value	$500,000	$500,000
Fair value	$560,115	$546,197

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2020	2019	2020	2019
Balance as of beginning of period	$122.6	$111.6	$117.9	$102.8
Cancellations	(17.4)	(18.4)	(48.3)	(55.1)
Provision for future cancellations	17.9	19.6	53.5	65.1
Balance as of end of period	$123.1	$112.8	$123.1	$112.8

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2020 and February 29, 2020, the current portion of cancellation reserves was $66.2 million and $63.5 million, respectively.

8. Income Taxes

We had $28.7 million of gross unrecognized tax benefits as of November 30, 2020, and $30.9 million as of February 29, 2020.  There were no significant changes to the gross unrecognized tax benefits as reported for the year ended February 29, 2020.

9. Debt

(In thousands)		As of November 30	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2)	June 2024	$1,008	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	531,030	536,739
Non-recourse notes payable	Various dates through September 2027	13,620,332	13,613,272
Total debt		14,952,370	15,402,751
Less: current portion		(446,136)	(433,456)
Less: unamortized debt issuance costs		(25,234)	(25,240)
Long-term debt, net		$14,481,000	$14,944,055

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of November 30, 2020, the unused capacity of $1.45 billion was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through September 2027, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles for non-recourse notes payable as of November 30, 2020, are as follows:

(In billions)	Capacity
Warehouse facilities:
February 2021 expiration	$1.95
August 2021 expiration	1.40
September 2021 expiration	0.18
Combined warehouse facility limit	$3.53
Unused capacity	$1.22

Non-recourse notes payable outstanding:
Warehouse facilities	$2.31
Asset-backed term funding transactions	11.31
Non-recourse notes payable	$13.62

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2020 and 2019, we capitalized interest of $2.1 million and $5.0 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2020, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of November 30, 2020, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.40 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2020	2019	2020	2019
Number of shares repurchased (in thousands)	1,175.8	1,270.3	1,691.3	5,748.9
Average cost per share	$92.90	$90.38	$88.65	$77.92
Available for repurchase, as of end of period (in millions)	$1,402.4	$1,666.0	$1,402.4	$1,666.0

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2020	2019	2020	2019
Cost of sales	$11	$2,128	$3,202	$6,293
CarMax Auto Finance income	938	1,317	3,750	4,166
Selling, general and administrative expenses	10,728	26,251	68,680	89,047
Share-based compensation expense, before income taxes	$11,677	$29,696	$75,632	$99,506

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2020	2019	2020	2019
Nonqualified stock options	$6,630	$6,151	$25,237	$24,314
Cash-settled restricted stock units (RSUs)	1,210	20,545	33,784	59,763
Stock-settled market stock units (MSUs)	3,161	2,837	12,516	10,298
Other share-based incentives:
Stock-settled performance stock units (PSUs)	112	(244)	378	1,389
Restricted stock (RSAs)	39	—	106	—
Stock-settled deferred stock units (DSUs)	—	—	1,925	2,412
Employee stock purchase plan	525	407	1,686	1,330
Total other share-based incentives	$676	$163	$4,095	$5,131
Share-based compensation expense, before income taxes	$11,677	$29,696	$75,632	$99,506

(C) Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2020
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 29, 2020	6,994	477	130	1,557
Granted	1,602	199	23	670
Exercised or vested and converted	(1,481)	(148)	(69)	(512)
Cancelled	(29)	(8)	—	(72)
Outstanding as of November 30, 2020	7,086	520	84	1,643

Weighted average grant date fair value per share/unit:

Granted	$22.77	$93.70	$86.88	$71.08
Ending outstanding	$19.41	$90.46	$81.80	$70.86

	As of November 30, 2020
Unrecognized compensation (in millions)	$49.8	$17.8	$1.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2020	2019	2020	2019
Net earnings	$235,300	$173,156	$536,974	$673,499

Weighted average common shares outstanding	163,732	164,273	163,278	165,321
Dilutive potential common shares:
Stock options	1,636	1,820	1,341	1,466
Stock-settled stock units and awards	405	441	357	367
Weighted average common shares and dilutive potential common shares	165,773	166,534	164,976	167,154

Basic net earnings per share	$1.44	$1.05	$3.29	$4.07
Diluted net earnings per share	$1.42	$1.04	$3.25	$4.03

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2020 and 2019, options to purchase 115,509 shares and 1,235,575 shares of common stock, respectively, were not included. For the nine months ended November 30, 2020 and 2019, options to purchase 2,158,503 shares and 1,272,429 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 29, 2020	$(121,302)	$(28,769)	$(150,071)
Other comprehensive loss before reclassifications	—	(16,113)	(16,113)
Amounts reclassified from accumulated other comprehensive loss	2,183	11,077	13,260
Other comprehensive income (loss)	2,183	(5,036)	(2,853)
Balance as of November 30, 2020	$(119,119)	$(33,805)	$(152,924)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2020	2019	2020	2019
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$402	$203	$1,212	$601
CarMax Auto Finance income	27	12	83	36
Selling, general and administrative expenses	530	253	1,583	768
Total amortization reclassifications recognized in net pension expense	959	468	2,878	1,405
Tax expense	(232)	(113)	(695)	(339)
Amortization reclassifications recognized in net pension expense, net of tax	727	355	2,183	1,066
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	727	355	2,183	1,066

Cash Flow Hedges (Note 5):
Changes in fair value	2,877	10,529	(21,906)	(22,844)
Tax (expense) benefit	(761)	(2,782)	5,793	6,037
Changes in fair value, net of tax	2,116	7,747	(16,113)	(16,807)
Reclassifications to CarMax Auto Finance income	6,334	2,067	15,060	2,370
Tax expense	(1,675)	(546)	(3,983)	(626)
Reclassification of hedge losses, net of tax	4,659	1,521	11,077	1,744
Net change in cash flow hedge unrecognized losses, net of tax	6,775	9,268	(5,036)	(15,063)
Total other comprehensive income (loss), net of tax	$7,502	$9,623	$(2,853)	$(13,997)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $49.9 million as of November 30, 2020 and $48.8 million as of February 29, 2020.

13. Leases

Our leases primarily consist of operating and finance leases related to retail stores, office space, land and equipment. We also have stores subject to sale-leaseback transactions that did not qualify for sale accounting and are accounted for as financing obligations. For more information on these financing obligations see Note 9.
The initial term for real property leases is typically 5 to 20 years. For equipment leases, the initial term generally ranges from 3 to 8 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 20 years or more. We include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise that option.
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
The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2020	2019	2020	2019
Operating lease cost (1)	$14,340	$14,262	$43,075	$43,074
Finance lease cost:
Depreciation of lease assets	2,149	1,563	5,523	4,114
Interest on lease liabilities	2,680	2,053	7,328	5,499
Total finance lease cost	4,829	3,616	12,851	9,613
Total lease cost	$19,169	$17,878	$55,926	$52,687

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 29
(In thousands)	Classification	2020	2020
Assets:
Operating lease assets	Operating lease assets	$439,074	$449,094
Finance lease assets	Property and equipment, net (1)	97,281	75,320
Total lease assets		$536,355	$524,414
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,726	$30,980
Finance leases	Accrued expenses and other current liabilities	9,520	5,066
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	431,068	440,671
Finance leases	Other liabilities	102,154	79,327
Total lease liabilities		$573,468	$556,044

(1) Finance lease assets are recorded net of accumulated depreciation of $14.6 million as of November 30, 2020 and $9.1 million as of February 29, 2020.

Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 29
Lease Term and Discount Rate	2020	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	19.49	19.98
Finance leases	12.72	13.55

Weighted Average Discount Rate
Operating leases	5.37%	5.40%
Finance leases	11.34%	10.32%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,711	$42,712
Operating cash flows from finance leases	$5,972	$2,572
Financing cash flows from finance leases	$4,871	$2,813

Lease assets obtained in exchange for lease obligations:
Operating leases	$13,650	$25,029
Finance leases	$30,596	$52,102

Maturities of lease liabilities were as follows:

	As of November 30, 2020
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2021, remaining	$13,411	$5,071
Fiscal 2022	53,101	20,803
Fiscal 2023	50,891	18,902
Fiscal 2024	50,017	21,647
Fiscal 2025	48,920	17,964
Thereafter	574,547	130,878
Total lease payments	790,887	215,265
Less: interest	(329,093)	(103,591)
Present value of lease liabilities	$461,794	$111,674

(1) Lease payments exclude $112.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2020	2019
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(28,862)	$4,603
Increase in financing obligations	$—	$47,930

See Note 13 for supplemental cash flow information related to leases.

15. Contingent Liabilities

Litigation.  CarMax entities are defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage; provide meal periods and rest breaks; pay statutory/contractual wages; reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles. The Gomez lawsuit seeks declaratory relief, unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Stanislaus. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees.  On November 21, 2018, Derek McElhannon et al. v. CarMax Auto Superstores California, LLC and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in Superior Court of California, County of Alameda. On February 1, 2019, the McElhannon lawsuit was removed to the U.S. District Court, Northern District of California, San Francisco Division. The lawsuit was remanded back to the Superior Court of California, County of Alameda on June 4, 2019. The McElhannon lawsuit seeks unspecified damages, restitution, statutory and/or civil penalties, interest, cost and attorneys’ fees.

CarMax has reached a global agreement settling the Weiss, Gomez and McElhannon lawsuits on a class basis. The settlement agreement was approved by the Superior Court of California, County of Placer on December 10, 2020. In anticipation of the consolidation of claims under the global settlement agreement, on March 11, 2020, the Gomez and McElhannon lawsuits were dismissed, as the claims of the plaintiffs are addressed in the global settlement. The monetary settlement under this agreement is for an immaterial amount that has been fully accrued.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $13.6 million as of November 30, 2020, and $10.5 million as of February 29, 2020, and is included in accrued expenses and other current liabilities.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel experience, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.

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

As of November 30, 2020, we operated 220 used car stores in 106 U.S. television markets, as well as 2 new car franchises.  As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.1% of our retail used vehicle unit sales in the first nine months of fiscal 2021.  As of November 30, 2020, CAF serviced approximately 1,041,000 customer accounts in its $13.64 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. In the following weeks, many U.S. states and localities issued shelter-in-place orders impacting the operations of our stores and consumer demand. We followed mandates from public health officials and government agencies, including implementation of enhanced cleaning measures and social distancing guidelines and, in many localities, the closing of stores and wholesale auctions. As a result of these store closures and lower consumer demand, we announced in April 2020 that more than 15,000 associates had been placed on furlough. We provided associates with at least 14 days of pay continuity upon store closure or quarantine, along with continuing medical benefits for associates who were furloughed. During the second quarter of fiscal 2021, we began to call back associates from furlough and by the end of July 2020, we no longer had any associates on furlough. During the first half of fiscal 2021, we spent approximately $30 million supporting associates impacted by COVID-19, store closures and furloughs.

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

We experienced negative comparable used unit sales in the first quarter of fiscal 2021, which continued into June when we experienced high single digit negative comparable used unit sales. The June results were more than offset by mid-single digit positive comparable used unit sales in both July and August, a trend that continued into September. However, as the election approached and there was another surge in COVID-19 cases, which resulted in tightened occupancy restrictions and shelter-in-place orders from state and local governments, we saw demand soften. As a result, sales trended down in the latter part of the third quarter. This trend continued into the first two weeks of December, with same store sales down approximately 4% versus the prior year. We believe the trends experienced in the latter part of the quarter and into December are shorter-term in nature.

As of the end of December 2020, approximately half of our stores have occupancy restrictions in place due to state and local government mandates. Of these, more than 40 stores had mandates limiting capacity to 25% or less. Despite the challenges associated with the COVID-19 pandemic, our omni-channel experience is allowing customers to connect and transact with us in more ways than ever. We have seen a favorable response to our omni-channel experience with the majority of customers progressing more of their transactions online.

The impact of COVID-19 on CAF loan origination volume has been consistent with our retail sales performance noted above. Beginning in the first quarter of fiscal 2021, as the pandemic escalated, we saw an increase in delinquencies and greater demand for payment extensions. In response, we implemented a variety of measures to support our customers through this difficult time and to maximize the long-term collectability of the portfolio. This included temporarily suspending repossessions, waiving late fees, and providing loan payment extensions where appropriate. In addition to pausing our in-house Tier 3 lending, we also made temporary underwriting adjustments focused on preserving CAF's high-quality portfolio and tested certain loan routing to our third-party providers.

Payment extensions spiked in April and have declined significantly since then as customers have exhibited the ability and willingness to pay. During the first nine months of fiscal 2021, delinquency rates were lower year-over-year. During the back half of the second quarter of fiscal 2021, we ceased CAF's underwriting adjustments noted above, and in September we resumed our in-house Tier 3 lending.

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

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers and shareholders. The duration and severity of the COVID-19 outbreak are uncertain, and we are unable to determine the full impact that social distancing protocols, the availability and efficacy of vaccines, or potential subsequent outbreaks, will ultimately have on our operations or consumer demand. As such, the full impact on our revenues, profitability, financial position and liquidity remains uncertain at this time.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first nine months of fiscal 2021 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2021 as compared to the third quarter and first nine months of fiscal 2020 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2020	Change from Three Months Ended November 30, 2019	Nine Months Ended November 30, 2020	Change from Nine Months Ended November 30, 2019
Income statement information
Net sales and operating revenues	$5,184.9	8.2%	$13,785.9	(10.2)%
Gross profit	$631.4	2.9%	$1,737.8	(15.2)%
CAF income	$176.4	54.7%	$374.6	8.9%
Selling, general and administrative expenses	$478.8	(1.2)%	$1,342.7	(7.7)%
Net earnings	$235.3	35.9%	$537.0	(20.3)%
Unit sales information
Used unit sales	194,576	1.0%	546,934	(12.6)%
Change in used unit sales in comparable stores	(0.8)%	N/A	(14.8)%	N/A
Wholesale unit sales	126,317	10.8%	322,592	(10.7)%
Per unit information
Used gross profit per unit	$2,151	0.3%	$2,123	(2.7)%
Wholesale gross profit per unit	$906	(3.3)%	$994	2.6%
SG&A per used vehicle unit	$2,461	(2.3)%	$2,455	5.6%
Per share information
Net earnings per diluted share	$1.42	36.5%	$3.25	(19.4)%

Net earnings per diluted share during the first nine months of fiscal 2021 included a one-time benefit of $0.18 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit. Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity was used to fund the repurchase of common stock under our share repurchase program and our store growth. Our current capital allocation strategy is to remain focused on growing the business while maintaining the appropriate amount of caution given the uncertainty that remains in the economic environment.

As previously disclosed, in response to the COVID-19 pandemic, we took certain measures in the first quarter of fiscal 2021 to enhance our liquidity position and provide additional financial flexibility, including drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels and actively aligning operating expenses to the current state of the business, including the previously discussed furlough. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We have continued to adjust inventory levels throughout the pandemic to align with sales trends. During the third quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our omni and digital initiatives for the foreseeable future.

Future Outlook
The COVID-19 pandemic has created an unprecedented and challenging time. As discussed above, we have taken several steps to ensure a strong liquidity position and enable our stores to operate amidst the current health and safety concerns. We will continue to monitor the ongoing effects of the COVID-19 pandemic and make any further decisions necessary to position the company for a strong recovery as we emerge from this crisis.

We recognize the current environment has accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience in how they shop for and buy a vehicle more than ever. Our omni-channel experience empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our emerging omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term. We completed our omni-channel rollout in the second quarter of fiscal 2021. We now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on self-service for all components of the sale and plan to deliver significant improvements over the next two quarters. We are on track for most of our customers to have the ability to buy a vehicle online independently if they choose by the middle of next fiscal year.

We first launched our omni-channel experience in the Atlanta market in December 2018. Now, two years later after continued testing on pricing and advertising, our omni-channel experience is delivering sustained growth in this competitive market. The Atlanta market has outperformed the company with high single-digit comparable used unit sales in the third quarter of fiscal 2021 and two-year stacked comparable used unit sales of approximately 20%. In addition, the number of alternative deliveries in the Atlanta market, including curbside pickup and home delivery, has increased by 45% when compared with the prior year third quarter, although this remains a small portion of our overall sales.

Building on our experiences in the Atlanta market, our strategic investments in the near term will focus on our customer experience, vehicle acquisition and marketing. As we continue enhancing our online experience and offerings, we believe it is important to educate customers on our omni-channel experience and to differentiate and elevate our brand. We have introduced the next phase of our national multi-media marketing campaign that began last year, and we plan to increase our year-over-year marketing spend in the second half of fiscal 2021. For fiscal 2021, we anticipate advertising spend will increase approximately $25 million compared with fiscal 2020. We will incur the vast majority of this increase in the fourth quarter, driven primarily by heavier broadcasting in support of the next evolution of our brand campaign.

In combination with the improvements and enhancements we are making to our omni-channel experience, along with the increase in advertising spending noted above and also building on our experience in Atlanta, we are implementing pricing and marketing tests in select markets during the fourth quarter of fiscal 2021 in an effort to proactively drive sales volume. While we expect gross profit per used unit for the fourth quarter to continue to be above $2,000, we anticipate the year over year change in this metric will be larger than what we have experienced in recent years.

We also continue to focus on driving effectiveness through our centralized Customer Experience Centers (“CECs”), improving our core buying channels, opening new buying channels and modernizing our wholesale auction platforms. Approximately 70% of our customers interacted with our CECs during the third quarter. Additionally, more than 50% of our customers chose to progress their sale remotely. In addition, we are seeing those customers progress more of the transaction online, while still preferring to take ownership of their vehicle at one of our stores. For the third quarter, alternative deliveries, including home delivery and curbside pickup, were less than 10% of our sales.

Our long-term strategy continues to be focused on completing the rollout of our retail concept and improving and enhancing our omni-channel experience, with the goal of increasing our share of used vehicle unit sales in each of the markets in which we operate. At the same time, we are identifying and investing in new initiatives that we believe will also be solid contributors to our earnings growth. We believe, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.

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

In order to execute our long-term strategy, we have invested in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies. We are also developing and implementing tools that help our associates be more efficient and effective. Additionally, we have centralized customer support in our CECs, which we believe provides a more seamless combination between the online and in-store experience for our customers. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. While in any individual period conditions may vary, in periods of elevated investment in our strategic initiatives, we would expect to leverage our SG&A expenses when comparable store used unit sales growth is in the range of 5% to 8% on an annual basis. While we continue to invest in our growth initiatives, we will continue to act on opportunities to become leaner, more agile and a more cost-effective organization over the long term.

As of November 30, 2020, we had used car stores located in 106 U.S. television markets, which covered approximately 78% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2021, we opened four stores. In response to COVID-19, we paused our store expansion strategy in the first quarter of fiscal 2021. We are resuming new store growth and anticipate opening between eight and ten stores in fiscal 2022.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2020	2019	Change	2020	2019	Change
Used vehicle sales	$4,209.7	$4,028.8	4.5%	$11,385.2	$12,915.8	(11.9)%
Wholesale vehicle sales	828.4	611.0	35.6%	1,990.3	1,951.7	2.0%
Other sales and revenues:
Extended protection plan revenues	101.7	97.0	4.8%	294.5	321.7	(8.5)%
Third-party finance fees, net	(10.6)	(9.4)	(12.4)%	(36.7)	(35.2)	(4.3)%
Other	55.7	62.6	(11.0)%	152.6	203.5	(25.0)%
Total other sales and revenues	146.8	150.2	(2.3)%	410.4	490.0	(16.2)%
Total net sales and operating revenues	$5,184.9	$4,790.0	8.2%	$13,785.9	$15,357.5	(10.2)%

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2020	2019	Change	2020	2019	Change
Used vehicles	194,576	192,563	1.0%	546,934	625,922	(12.6)%
Wholesale vehicles	126,317	113,996	10.8%	322,592	361,277	(10.7)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2020	2019	Change	2020	2019	Change
Used vehicles	$21,402	$20,710	3.3%	$20,581	$20,431	0.7%
Wholesale vehicles	$6,245	$5,079	23.0%	$5,877	$5,128	14.6%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2020	2019	2020	2019
Used vehicle units	(0.8)%	7.5%	(14.8)%	6.7%
Used vehicle revenues	2.5%	10.0%	(14.1)%	8.5%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2020	2019	2020	2019
Used vehicle units	1.0%	11.0%	(12.6)%	10.1%
Used vehicle revenues	4.5%	13.6%	(11.9)%	11.9%

Wholesale vehicle units	10.8%	3.3%	(10.7)%	4.8%
Wholesale vehicle revenues	35.6%	1.2%	2.0%	5.5%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2020	2019	2020	2019
CAF (2)	48.9%	47.2%	45.0%	46.7%
Tier 2 (3)	19.5%	20.4%	22.8%	20.1%
Tier 3 (4)	9.7%	9.5%	11.5%	10.3%
Other (5)	21.9%	22.9%	20.7%	22.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2020	2019	2020	2019
Used car stores, beginning of period	220	209	216	203
Store openings	—	4	4	10
Used car stores, end of period	220	213	220	213

During the first nine months of fiscal 2021, we opened four stores, all in existing television markets (Tampa, FL; Philadelphia, PA; New Orleans, LA; and Los Angeles, CA).

Used Vehicle Sales.  The 4.5% increase in used vehicle revenues in the third quarter of fiscal 2021 was primarily driven by a 3.3% increase in average retail selling price. This increase largely reflected higher vehicle acquisition costs resulting from strong wholesale industry valuations. The increase in used vehicle revenues was also due to a 1.0% increase in used unit sales, driven by sales from newer stores not yet included in the comparable store base. Comparable store used unit sales declined 0.8% in the third quarter. During the first part of the quarter, we achieved mid-single digit comparable store sales growth, continuing the positive momentum from the second quarter. However, demand softened and sales trended down in the latter part of the quarter. We believe the surge in COVID-19 cases, which constrained demand and tightened occupancy restrictions and shelter-in-place orders from state and local governments, as well as the uncertainty around the election and future stimulus programs, were some of the factors that impacted sales during this time.

The 11.9% decrease in used vehicle revenues in the first nine months of fiscal 2021 was primarily due to a 12.6% decrease in used unit sales, driven by the decline in the first quarter. The decrease in used units included a 14.8% decrease in comparable store used unit sales. This reflected the combined effects of COVID-19 related store closures and restrictions on operations, as well as reduced customer traffic resulting from the economic impact of the pandemic and nationwide shelter-in-place orders, primarily during the first quarter as well as the latter part of the third quarter of fiscal 2021. The increase in average retail selling price in the first nine months of fiscal 2021 reflected higher vehicle acquisition costs driven by market appreciation, partially offset by shifts in the mix of our sales by vehicle age.

Wholesale Vehicle Sales. Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and are primarily vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold. Our wholesale auctions were moved to an online format in response to the COVID-19 pandemic and continue to operate completely online.

The 35.6% increase in wholesale vehicle revenues in the third quarter of fiscal 2021 was primarily due to a 23.0% increase in average selling price as well as a 10.8% increase in unit sales. The increase in average selling price was primarily due to increased acquisition costs. The wholesale unit growth was largely driven by a record third quarter appraisal buy rate, partially offset by lower appraisal traffic.

The 2.0% increase in wholesale vehicle revenues in the first nine months of fiscal 2021 was primarily due to a 14.6% increase in average selling price, partially offset by a 10.7% decline in unit sales, driven by the first quarter decline. The increase in average selling price was primarily due to increased acquisition costs driven by market appreciation. The decline in wholesale units was largely driven by lower appraisal traffic, partially offset by an increase in our appraisal buy rate.

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

Other sales and revenues declined 2.3% in the third quarter of fiscal 2021, reflecting a decrease in other revenues, including new car and service department sales, partially offset by growth in EPP revenues. EPP revenues increased 4.8%, largely reflecting a $5.0 million increase from favorable adjustments to cancellation reserves and profit sharing revenue recognized in the current quarter.

Other sales and revenues declined 16.2% in the first nine months of fiscal 2021, reflecting decreases in other revenues, including new car and service department sales, and EPP revenues. EPP revenues declined 8.5%, largely reflecting the reduction in our used unit sales driven by the decline in the first quarter, partially offset by a $12.3 million increase from profit sharing revenue recognized in the current period and favorable adjustments to cancellation reserves. The new car and service department sales declines reflected both store closures and reduced customer traffic.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2020	2019	Change	2020	2019	Change
Used vehicle gross profit	$418.6	$413.1	1.3%	$1,161.3	$1,366.3	(15.0)%
Wholesale vehicle gross profit	114.4	106.8	7.1%	320.7	350.1	(8.4)%
Other gross profit	98.4	93.7	5.0%	255.8	333.1	(23.2)%
Total	$631.4	$613.6	2.9%	$1,737.8	$2,049.5	(15.2)%

GROSS PROFIT PER UNIT

	Three Months Ended November 30				Nine Months Ended November 30
	2020		2019		2020		2019
	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,151	9.9	$2,145	10.3	$2,123	10.2	$2,183	10.6
Wholesale vehicle gross profit	$906	13.8	$937	17.5	$994	16.1	$969	17.9
Other gross profit	$506	67.0	$487	62.4	$468	62.3	$532	68.0
Total gross profit	$3,245	12.2	$3,187	12.8	$3,177	12.6	$3,274	13.3

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

Used vehicle gross profit increased 1.3% in the third quarter of fiscal 2021, reflecting the 1.0% increase in total used unit sales. Used vehicle gross profit per unit remained steady compared with the prior year quarter. Used vehicle gross profit declined 15.0% in the first nine months of fiscal 2021, reflecting the 12.6% decline in total used unit sales, driven by the decline in the first quarter, as well as the $60 decline in used vehicle gross profit per unit. During the first quarter of fiscal 2021, our used vehicle gross profit per unit was pressured by pricing adjustments made to better align inventory levels with sales in response to COVID-19.

We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy. In combination with the improvements and enhancements we are making to our omni-channel experience, we are also implementing pricing and marketing tests in select markets during the fourth quarter of fiscal 2021. While we expect gross profit per used unit for the fourth quarter to continue to be above $2,000, we anticipate the year over year change in this metric will be larger than what we have experienced in recent years.

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

Wholesale vehicle gross profit increased 7.1% in the third quarter of fiscal 2021, largely reflecting the 10.8% increase in wholesale unit sales, partially offset by a modest decline in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased 8.4% in the first nine months of fiscal 2021, driven by the 10.7% decrease in wholesale unit sales, driven by the decline in the first quarter, partially offset by a modest increase in wholesale gross profit per unit. Wholesale gross profit per unit was under significant pressure early in the current year’s first quarter, reflecting sharp declines in industry wholesale valuations; however, wholesale gross profit per unit had fully recovered by the end of the first quarter. During the second quarter of fiscal 2021, performance was supported by strong appreciation in the market. By the end of the second quarter, depreciation had returned to the wholesale market, and steep depreciation continued during the third quarter.

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

Other gross profit increased 5.0% in the third quarter of fiscal 2021, reflecting the increase in EPP revenues. Other gross profit decreased 23.2% in the first nine months of fiscal 2021, reflecting a decline in service department profits and EPP revenues. Service results in the first nine months of fiscal 2021 reflected the overhead deleverage resulting from our decline in used car sales, driven by the decline in the first quarter, as well as pay continuity for our technicians and other service personnel during periods of reduced vehicle reconditioning activity in the first quarter. Service results for the nine-month period also continued to be adversely affected by the increase in our post-sale warranty period from 30 to 90 days implemented in May 2019.

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

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2020 Nine Months Ended November 30, 2020

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
51%
21%
12%
16%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2020	2019	Change	2020	2019	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$230.8	$217.2	6.2%	$661.3	$674.7	(2.0)%
Share-based compensation expense	10.7	26.3	(59.1)%	68.7	89.0	(22.9)%
Total compensation and benefits (1)	$241.5	$243.5	(0.8)%	$730.0	$763.7	(4.4)%
Store occupancy costs	101.8	98.0	3.9%	297.5	291.2	2.1%
Advertising expense	58.8	51.8	13.4%	143.8	140.6	2.3%
Other overhead costs (2)	76.7	91.5	(16.2)%	171.4	259.8	(34.0)%
Total SG&A expenses	$478.8	$484.8	(1.2)%	$1,342.7	$1,455.3	(7.7)%
SG&A per used vehicle unit (3)	$2,461	$2,518	$(57)	$2,455	$2,325	$130

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

SG&A expenses decreased 1.2% in the third quarter of fiscal 2021. In addition to the 5% growth in our store base since the beginning of last year's third quarter (representing the addition of 11 stores) and continued spending to advance our technology platforms and support strategic initiatives, the net decrease reflected the following:
•$15.6 million decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was driven by the change in the company's stock price during the relevant periods.
•$14.8 million decrease in other overhead costs, driven by pandemic-related cost reductions as well as reduced litigation-related expenses.
•$7.0 million increase in advertising expense. We plan to increase our year-over-year advertising expense during the remainder of the current year.

SG&A expenses decreased 7.7% in the first nine months of fiscal 2021. This decrease reflected a reduction in costs associated with our decline in sales volume in the first quarter and actions taken in response to the COVID-19 pandemic to reduce costs, partially offset by an increase in costs as a result of the 8% growth in our store base since the beginning of fiscal 2020

(representing the addition of 17 stores) and continued spending to advance our technology platforms and support strategic initiatives. The decrease also included the following:
•$40.3 million one-time benefit, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$20.3 million decrease in share-based compensation expense. The decrease in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was driven by the change in the company's stock price during the relevant periods.
•$3.2 million increase in advertising expense. We plan to increase our year-over-year advertising expense during the remainder of the current year.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense decreased to $19.5 million in the third quarter of fiscal 2021 compared with $21.8 million in the third quarter of fiscal 2020. The decrease primarily reflected a lower outstanding revolver balance in the current quarter as well as lower interest rates. Interest expense increased to $65.9 million in the first nine months of fiscal 2021 from $60.7 million in the first nine months of fiscal 2020. The increase primarily reflected increased expense for our financing obligations and finance leases as well as a higher outstanding average revolver balance in the current year period, partially offset by lower interest rates.

Income Taxes.  The effective income tax rate was 24.2% in the third quarter of fiscal 2021 and 23.6% in the first nine months of fiscal 2021 versus 23.9% in the third quarter of fiscal 2020 and 23.8% in the first nine months of fiscal 2020.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have strived to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of the COVID-19 outbreak) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we targeted new loans toward the higher end of this range. In the second quarter of fiscal 2021, we ceased the underwriting adjustments made during the previous quarter and loans originated continue to be targeted at the higher end, or slightly above, this range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$288.5	8.5	$278.9	8.4	$851.1	8.5	$820.8	8.4
Interest expense	(77.1)	(2.3)	(90.4)	(2.7)	(243.0)	(2.4)	(268.4)	(2.8)
Total interest margin	$211.4	6.3	$188.5	5.7	$608.1	6.1	$552.4	5.7
Provision for loan losses	$(8.2)	(0.2)	$(49.0)	(1.5)	$(156.1)	(1.6)	$(132.7)	(1.4)
CarMax Auto Finance income	$176.4	5.2	$114.0	3.4	$374.6	3.7	$344.1	3.5

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2020	2019	2020	2019
Net loans originated (in millions)	$1,824.9	$1,698.2	$4,607.8	$5,297.1
Vehicle units financed	88,952	83,448	230,296	264,691
Net penetration rate (1)	45.7%	43.3%	42.1%	42.3%
Weighted average contract rate	8.6%	8.1%	8.4%	8.5%
Weighted average credit score (2)	702	712	706	708
Weighted average loan-to-value (LTV) (3)	92.0%	94.4%	92.1%	94.5%
Weighted average term (in months)	66.2	66.0	66.0	66.2

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2020	2019	2020	2019
Total ending managed receivables	$13,636.1	$13,352.6	$13,636.1	$13,352.6
Total average managed receivables	$13,517.5	$13,239.2	$13,381.6	$12,986.2
Allowance for loan losses (1)	$431.6	$153.6	$431.6	$153.6
Allowance for loan losses as a percentage of ending managed receivables	3.17%	1.15%	3.17%	1.15%
Net credit losses on managed receivables	$9.1	$45.8	$84.3	$117.3
Annualized net credit losses as a percentage of total average managed receivables	0.27%	1.38%	0.84%	1.20%
Past due accounts as a percentage of ending managed receivables	2.93%	3.83%	2.93%	3.83%
Average recovery rate (2)	55.6%	47.5%	53.2%	48.4%

(1)    The allowance for loan losses as of November 30, 2020, includes a $202.0 million increase as a result of our adoption of CECL during the first quarter of fiscal 2021.
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

•CAF Income (Increase of $62.4 million, or 54.7% in the third quarter of fiscal 2021)
◦The increase in CAF income reflects a decrease in the provision for loan losses, as well as increases in the total interest margin percentage and average managed receivables.
◦The increase in net loan originations largely resulted from the increase in CAF’s net penetration rate.

•CAF Income (Increase of $30.5 million or 8.9% in the first nine months of fiscal 2021)
◦The increase in CAF income reflects increases in the total interest margin percentage and average managed receivables, partially offset by an increase in the provision for loan losses.
◦The decrease in net loan originations largely resulted from our used vehicle sales decline, driven by the decline in the first quarter.

•Provision for Loan Losses (Decrease of $40.8 million in the third quarter of fiscal 2021)
◦The decrease in the provision for loan losses was primarily due to favorable loss experience in comparison to our loss expectations set at the end of the second quarter, resulting in a $55.8 million favorable adjustment for receivables then outstanding.
◦This adjustment was more than offset by a $64.0 million increase to the provision related to our estimate of lifetime losses on originations during the third quarter.
◦While we experienced some loss favorability during the third quarter, this favorability was tempered by economic adjustment factors applied to the provision. The allowance for loan losses as of November 30, 2020 reflects the unpredictability of the current environment and the highly uncertain consumer situation.

•Provision for Loan Losses (Increase of $23.4 million in the first nine months of fiscal 2021)
◦The provision largely reflected our initial estimate of lifetime losses on loans originated in each quarter of the current fiscal year.
◦The provision also included an increase in our estimate of lifetime losses made during the first quarter of fiscal 2021, largely resulting from COVID-19 turmoil and worsened economic factors, which was largely offset by favorable loss experience in comparison to our expectations during the second and third quarters.

•Total Interest Margin (Increased to 6.3% in the third quarter of fiscal 2021 from 5.7% in the prior year quarter and 6.1% in the first nine months of fiscal 2021 from 5.7% in the prior year period)
◦The increase in the total interest margin percentage for both the third quarter and first nine months of fiscal 2021 was the result of lower funding costs.
◦The increase in the weighted average contract rate for the third quarter of fiscal 2021 was primarily driven by changes in customer mix.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. During the first quarter of fiscal 2021, we paused our CAF Tier 3 lending given the current economic outlook and uncertainty surrounding the COVID-19 outbreak. Early in the third quarter, we resumed our Tier 3 lending program. A total of $145.7 million and $167.5 million in CAF Tier 3 receivables were outstanding as of November 30, 2020 and February 29, 2020, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2020 and February 29, 2020, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

In the first quarter of fiscal 2021, we paused our store expansion strategy in response to the COVID-19 situation. We are resuming new store growth and anticipate opening between eight and ten stores in fiscal 2022.

FINANCIAL CONDITION

Liquidity and Capital Resources
Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement, CAF and strategic growth initiatives. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.

During the first quarter of fiscal 2021, in response to the COVID-19 crisis, we took immediate and proactive measures to bolster our liquidity position and provide additional financial flexibility to improve our ability to meet our short-term liquidity needs. Those measures included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and actively aligning operating expenses to the current state of the business. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We have continued to adjust inventory levels throughout the pandemic to align with sales trends. During the third quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Our current capital allocation strategy is to continue to fund our growth initiatives while maintaining an appropriate amount of caution given the uncertainty that remains in the economic environment. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future. We continue to monitor the COVID-19 situation and will make any further decisions necessary to position the company for a strong recovery as we emerge from this crisis.
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio was modestly below our targeted range for the third quarter of fiscal 2021. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first nine months of fiscal 2021, net cash provided by operating activities totaled $868.4 million, compared with cash used in operating activities of $117.9 million in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $73.8 million in the current year period compared with $980.8 million in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $7.1 million in the current year period compared with $785.0 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of November 30, 2020, total inventory was $2.78 billion, representing a decrease of $66.2 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decline in vehicle units in response to the impact of COVID-19 on customer demand and our effort to align inventory levels with sales. The decrease in units was largely offset by an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation.

The change in net cash provided by (used in) operating activities for the first nine months of the current fiscal year compared with the prior year period reflected the changes in auto loans receivable and inventory, as discussed above, and timing-related changes to other current assets, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves, and timing-related changes to accounts payable.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $122.1 million in fiscal 2021 compared with $256.6 million in fiscal 2020.  Capital expenditures were $124.0 million in the current year period versus $249.2 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. In response to COVID-19, we paused our store expansion and remodel strategy during the first quarter of fiscal 2021. We have since resumed these activities.

As of November 30, 2020, 141 of our 220 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of fiscal 2021, net cash used in financing activities totaled $534.3 million compared with net cash provided by financing activities of $409.1 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $7.1 million compared with $785.0 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first nine months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $158.6 million as well as net payments on our long-term debt of $460.3 million. During the first nine months of fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $458.6 million as well as net borrowings on our long-term debt of $4.7 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 29
Debt Description (1)	Maturity Date	2020	2020
Revolving credit facility (2)	June 2024	$1,008	$452,740
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	531,030	536,739
Non-recourse notes payable	Various dates through September 2027	13,620,332	13,613,272
Total debt (3)		14,952,370	15,402,751
Cash and cash equivalents		$236,643	$58,211

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2020, we were in compliance with these financial covenants.

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

As of November 30, 2020, $11.31 billion and $2.31 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2021, we funded a total of $4.17 billion in asset-backed term funding transactions.  As of November 30, 2020, we had $1.22 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2020, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.40 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, market share, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, market conditions or expectations with regards to the continued impact of the COVID-19 pandemic are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management's discretion and the timing and amount of repurchases are determined based on stock price, market conditions, legal requirements and other factors. Shares repurchased are deemed authorized but unissued shares of common stock.

The following table provides information relating to the company's repurchase of common stock for the third quarter of fiscal 2021. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2020	83,900	$93.64	83,900	$1,503,778,789
October 1 - 31, 2020	598,003	$91.82	598,003	$1,448,871,895
November 1 - 30, 2020	493,898	$94.09	493,898	$1,402,401,202
Total	1,175,801		1,175,801

Item 6.    Exhibits

10.1	Consulting Agreement, dated December 21, 2020, between CarMax, Inc. and Thomas W. Reedy, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Senior Vice President and
Chief Financial Officer

January 6, 2021