Form 10-K
period 2021-02-28
CARMAX INC
filed 2021-04-20
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2020, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $17,553,869,713.

On March 31, 2021, there were 163,180,172 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2021 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2021

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•The effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates and their access to effective vaccines; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate.
•Our projected future sales growth, comparable store sales growth, margins, tax rates, earnings, CarMax Auto Finance income and earnings per share.
•Our business strategies.
•Our expectations for strategic investments, including the proposed acquisition of Edmunds.
•Our expectations of factors that could affect CarMax Auto Finance income.
•Our expected future expenditures, cash needs, and financing sources.
•Our expected capital structure, stock repurchases and indebtedness.
•The projected number, timing and cost of new store openings.
•Our gross profit margin, inventory levels and ability to leverage selling, general and administrative and other fixed costs.
•Our sales and marketing plans.
•The capabilities of our proprietary information technology systems and other systems.
•Our assessment of the potential outcome and financial impact of litigation and the potential impact of unasserted claims.
•Our assessment of competitors and potential competitors.
•Our expectations for growth in our markets and business sectors.
•Our assessment of the effect of recent legislation and accounting pronouncements.
In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We disclaim any intent or obligation to update any forward-looking statements made in this report.

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest and most profitable retailer of used cars, and we sold 751,862 used vehicles at retail during the fiscal year ended February 28, 2021.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 426,268 vehicles sold during fiscal 2021, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1,054,000 customer accounts in our $13.85 billion portfolio of managed receivables as of February 28, 2021.
Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2021, we operated 220 used car stores in 106 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Throughout fiscal 2021, many U.S. states and localities have shelter-in-place orders and occupancy restrictions, impacting the operations of our stores and consumer demand. We have implemented robust plans to reduce the risk of exposure and transmission of the virus in our stores and continue to follow the mandates of public health officials and government agencies. We also launched contactless curbside pickup nationwide to better serve our customers in alignment with enhanced safety practices. In addition, we quickly shifted our wholesale business from in-person to online auctions and kept our appraisal lanes open for customers who wanted or needed to sell their cars. During the second quarter of fiscal 2021, we completed the rollout of our omni-channel platform, giving us the largest addressable market in the used car industry. Despite the challenges associated with the COVID-19 pandemic, this omni-channel platform is allowing customers to connect and transact with us in more ways than ever.

The ongoing crisis of COVID-19 continues to evolve. At the end of fiscal 2021, states and localities were in the midst of a vaccine distribution program; however, the ultimate duration and severity of the COVID-19 pandemic remain uncertain. We continue to actively monitor developments that may cause us to take further actions that alter our business operations. For further discussion of the impacts of COVID-19 on our business and fiscal 2021 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CarMax Business
We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.
CarMax Sales Operations.  Our CarMax Sales Operations segment sells used vehicles, purchases used vehicles from customers and other sources, sells related products and services, and arranges financing options for customers, all for competitive, no-haggle prices. We enable our customers to separately evaluate each component of the sales process based on comprehensive information about the terms and associated prices of each component. Customers can accept or decline any individual element of the offer without affecting the price or terms of any other component of the offer.

Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  Our omni-channel platform further empowers our customers to buy a car on their own terms – online, in-store, or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.

Our omni-channel platform provides multiple ways for our customers to interact with us, including completely online. A customer may interact with our customer experience consultants when communicating with us via phone or text messages. These employees are paid a fixed hourly rate and receive incentive bonuses based on their ability to effectively progress the customer through their car buying journey. Customers may also interact in-person with our sales consultants who are generally paid commissions on a fixed dollars-per-unit standard, thereby earning the same commission regardless of the vehicle being sold, the amount a customer finances or the related interest rate. These pay structures align our associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates, or steering customers to vehicles with higher gross profits.
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every used vehicle we sell with our Love Your Car Guarantee. This guarantee gives customers the ability to take 24-hour test drives before committing to purchase as well as provides a 30-day/1,500 mile money-back guarantee and a 90-day/4,000-mile limited warranty. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on carmax.com as well as our mobile apps.  As of February 28, 2021, we had approximately 63,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not visible on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2021, approximately 38% of our vehicles sold were transferred at customer request.
In addition to retailing used vehicles, we sold new vehicles under franchise agreements at two locations during fiscal 2021. During the fourth quarter, we sold the Toyota new car franchise located in Laurel, MD, resulting in one new car franchise remaining at February 28, 2021.
Selling us a Vehicle:
We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a customer’s vehicle free of charge and make a written, guaranteed offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  This no-haggle offer is good for seven days.  In the fourth quarter of fiscal 2021, we completed the nationwide rollout of our online instant appraisal offer, which quickly gives customers an offer on their vehicle. Early response to this offering has been strong, positioning us to become the largest online buyer of used vehicles from consumers and strengthening our leadership position as the largest used vehicle buyer from consumers.
Based on age, mileage or condition, fewer than half of the vehicles acquired through our appraisal process meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  In response to the COVID-19 pandemic, we moved our auctions, previously held at 74 of our 220 stores, to an online platform during fiscal 2021. As of February 28, 2021, our average auction sales rate was approximately 95%.
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
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2021, approximately 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 20% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.5% of our retail used vehicle unit sales in fiscal 2021.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online sellers; independent used car dealers; and private parties. According to industry sources, as of December 31, 2020, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.

Based on industry data, there were approximately 38 million used cars sold in the U.S. in calendar 2020, of which approximately 21 million were estimated to be age 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2020, we estimate we sold approximately 3.5% of the age 0- to 10-year old vehicles sold on a nationwide basis. We estimate we sold approximately 4.3% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2020, a decline from 4.7% in 2019. We had strong momentum entering the current year and were gaining significant market share up until the onset of the COVID-19 pandemic during the first quarter of fiscal 2021. As markets re-opened and our omni-channel platform launched nationwide, we began gaining market share again, leading to market share gains over the last five months of calendar 2020. Our market share is generally correlated to the length of time we have operated in a given market. Entering new markets could have a dampening effect on our market share given that our initial market share in new markets is generally much lower than our average.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitive, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  We believe our omni-channel platform reinforces our competitive advantages as it empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our emerging omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term. We completed our omni-channel rollout in the second quarter of fiscal 2021. We now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms.
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

Our wholesale auctions compete with other automotive auction houses.  In contrast to the highly fragmented used vehicle retail market, the automotive auction market has two primary competitors: Manheim, a subsidiary of Cox Enterprises, and KAR Auction Services, Inc., which together represent a large majority of the North American wholesale car auction market.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. During fiscal 2021, in response to the impacts of COVID-19, we quickly transitioned our wholesale auctions to an online platform. Once we restart in-person auction operations, we expect to continue to use online wholesale technology by moving to simulcast auctions.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2020.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles generally range in price from $11,000 to $37,000.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
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

Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell (other than manufacturer programs on new car sales) have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 28, 2021, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 28, 2021 was Safe-Guard Products International LLC.
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
All CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell. Additionally, we have partnered with third-party providers of auto service and repair. Through these partnerships, our customers have access to a nationwide network of trusted, quality and fair-priced service and repair locations.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2021, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
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
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our in-store and online appraisal processes, as well as through local, regional and online auctions. While in any individual period conditions may vary, over the past 5 fiscal years, 36% to 41% of our retail inventory has been acquired through our appraisal process annually. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 281 million light vehicles in operation in the U.S. as of December 31, 2020.  During calendar year 2020, it is estimated that approximately 14 million new cars and 38 million used cars were sold at retail, many of which were accompanied by trade-ins, and more than 15 million wholesale vehicles were sold at auctions and through other channels.
Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refunds. Sales are typically slowest in the fall.  In fiscal 2021, traffic and sales were impacted by the COVID-19 pandemic during periods of the year when we have historically experienced strong traffic and sales, and it remains unclear how the continuing impact of COVID-19 and related stimulus payments will affect the seasonality of our business.
Technology
We leverage a combination of cloud-based solutions and proprietary technologies to run our operations. We have a strong software engineering discipline and we have adopted Agile, DevOps, Lean and other leading digital delivery practices. Technology teams are tightly integrated with the rest of the business and part of the cross-functional “Product” teams. Our Product teams use a “test and learn” approach to iterate and deploy new technology-enabled experiences to our associates and customers. CarMax uses advanced data science and machine learning capabilities to optimize our business and the customer experience. Our business is supported by digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including credit processing and supply chain management.  Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary digital technology provides our management with real-time information about many aspects of our omni-channel operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. Real-time access to a complete view of our customer interactions from omni-channel allows our associates to provide a tailored and differentiated experience to our customers.
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
Marketing and Advertising
Our marketing strategies are focused on developing awareness of the advantages of shopping at our stores and on carmax.com and on attracting customers who are already considering buying or selling a vehicle.  These strategies are implemented through a broad range of media types including, but not limited to, traditional broadcast, digital, search, video on demand and social.  Our website and related mobile apps received an average of 27 million monthly visits during fiscal 2021 and are marketing tools for communicating the CarMax consumer offer in detail. They are also sophisticated search engines for finding the right vehicle and sales channels for customers who prefer to conduct part of the shopping and sales process online.  Our website and mobile apps also include a variety of other customer service features, including the ability to initiate vehicle transfers, schedule appointments and apply for financing pre-approval.  Information on the thousands of cars available in our nationwide inventory is updated near real-time.  Our survey data indicates that during fiscal 2021, approximately 96% of customers who purchased a vehicle from us had first visited us online.
In 2019 we introduced a new advertising campaign — The Way It Should Be — highlighting the human element that CarMax provides to the car buying and selling experiences. During the fourth quarter of fiscal 2021, we introduced the next phase of this national multi-media marketing campaign to increase awareness of our core omni-channel capabilities, including our Love Your Car Guarantee campaign, highlighting our 24-hour test drives and 30-day/1,500 mile money-back guarantee, aimed at elevating our customers’ confidence in their CarMax vehicle purchase.
Human Capital Resources
CarMax’s purpose, to drive integrity by being honest and transparent in every interaction, is brought to life each day by our associates’ commitment to living our core values. We recognize that our associates are the key to our success, and we are proud to provide an award-winning workplace where we value the diversity and contribution of all associates and foster a culture where associates can achieve their career goals. Our associates are further guided by the policies and procedures we have in place to ensure everyone is treated with respect and has opportunities to reach their full potential.
On February 28, 2021, we had a total of 26,889 full- and part-time associates, including 21,357 hourly and salaried associates, of which 782 work in our CAF segment. We also had 3,923 in-store sales associates and 1,609 sales associates in our Customer Experience Centers (“CECs”), compared with 4,788 in-store sales associates and 876 CEC sales associates as of February 29, 2020. Our in-store sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. We pay the vast majority of our associates $15 or more per hour and offer health and other benefits to all of our full-time associates.
As we continue to implement our omni-channel car buying experience, the shape of our workforce has evolved. As of February 28, 2021, we had 811 technology, product and data science associates, of which 178 were hired during fiscal 2021 as we accelerated our innovation. In addition, we have enhanced our intern and college hiring program, and put in place a technology reskilling program and a product manager-in-training career path. As part of our standard compensation plan, we provide equity for all roles working on our innovation efforts as a strong engagement and retention tool. As of February 28, 2021, we also had more than 300 contractors assisting us in technology roles. We believe this evolution in our workforce will be critical to the development of our technology platforms and strategic initiatives.
Our commitment to our associates is reflected in our fair and broad-based compensation packages and benefit programs, our continuous investment in talent acquisition, engagement, and development activities, and our comprehensive safety and security program. We review pay equity annually based on objective factors such as position, tenure, and location. If we find discrepancies that cannot be explained by these objective factors, we make appropriate adjustments. Our goal is to provide equal pay for comparable work regardless of gender, age, race or ethnicity.
We have been recognized for 17 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For® and have also been selected as one of Training magazine’s “Training Top 125” companies for 14 years in a row. These awards reflect our ability to provide associates with the tools they need to succeed and grow in their careers.
We request and utilize regular feedback from our associates. Our goal is to achieve world-class associate engagement and responding to associate feedback allows us to focus on the issues that matter to our associates, as well as support them through the ongoing evolution and organizational changes.
Diversity and Inclusion. The CarMax culture of diversity and inclusion is built on a foundation of integrity and respect, and we encourage the diverse backgrounds and perspectives our associates bring to locations across the country. Our diversity and inclusion commitment is based on a company vision to ensure everyone, everywhere has the opportunity to reach their full potential. As of February 28, 2021, our non-management workforce was 27% female and 73% male and 47% non-diverse and 53% diverse. The breakdown for our management workforce was 25% female and 75% male and 74% non-diverse and 26% diverse. For purposes of workforce diversity, CarMax considers ethnic and racial minorities as diverse and defines management as director and above at the corporate level and the top four managers at the store-level and CEC-level, as a group.
In March 2021, we announced updates on our commitment to take a stand against racial injustice and our continued efforts to advance diversity and inclusion in our business. This included beginning close partnerships with several nonprofit organizations who have proven expertise at the forefront of local initiatives in the areas of education, careers, access to credit and financial education, and entrepreneurship. In addition to these partnerships, CarMax has recently done the following:
•Hired a Vice President of Corporate Social Responsibility as well as a Chief Diversity and Inclusion officer to lead overall company vision and strategy for advancement in this area.
•Established a diversity and inclusion governance model which includes a council and an executive steering committee, of which the CEO is a member.
•Committed to the CEO Action for Diversity and Inclusion pledge.
•Launched a company-wide associate education program on diversity and inclusion, including training on unconscious bias.
•Created educational resources and provided tools for associate-led dialogue around race relations and inclusion opportunities.
•Implemented a quarterly plan for measuring and tracking progress on diversity and inclusion commitments.

Safety. The safety of our associates and our customers is always a top priority in how we deliver our experiences and serve our communities. Since the onset of the COVID-19 pandemic, we have implemented robust plans to reduce the risk of exposure and transmission at our locations. This includes following the mandates of public health officials and government agencies, launching contactless curbside pickup nationwide, and shifting our wholesale business from in-person to online auctions. Throughout the pandemic, we have remained committed to promoting healthy practices for our associates.
We are proud of the team of associates who serve our customers each day, and we are constantly looking for ways to ensure we hire, develop, and retain a strong team to support our future growth.
Intellectual Property
Our brand image is a critical element of our business strategy.  We rely on trademarks, domain names and copyrights to protect core aspects of CarMax’s look and feel. Innovation and technology also play an increasingly vital role in all aspects of the business. We actively pursue appropriate intellectual property protection for our state-of-the-art work by filing patent applications in areas ranging from vehicle reconditioning and digital merchandising to impact capture and search engine optimization.

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
Additionally, we are subject to laws, regulations, and other governmental actions instituted in response to the COVID-19 pandemic. Among other things, these actions have required and may continue to require, in many localities, store occupancy restrictions, store closures and restrictions on in-person wholesale auctions.

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
BUSINESS RISKS

The COVID-19 pandemic has had and may continue to have a significant negative impact on our business, sales, results of operations and financial condition.

The COVID-19 pandemic has led to a severe disruption in general economic activity, particularly retail operations, as businesses and federal, state, and local governments take measures to mitigate the ongoing public health crisis. We have experienced significant disruption to our business, both in terms of disruption to our operations and the adverse effect on overall economic conditions. While we have re-opened the stores that we closed at the beginning of the outbreak, we continue to maintain restricted operations at many of our retail and wholesale locations and we may need to close stores again in the future. The scope and duration of these limitations are uncertain and the continued potential for store closures may persist. Limited retail operations, including occupancy restrictions and store closures, and the uncertainty caused by COVID-19 resulted in weakened consumer demand. These conditions could continue to have a significantly negative effect on all aspects of our business, including used vehicle sales operations, wholesale vehicle auctions, used vehicle financing, extended protection plan sales, inventory acquisition, and retail service.

The extent to which the COVID-19 pandemic further impacts our industry, business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, including the availability and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. There are no comparable recent events that provide guidance as to the long term effect COVID-19 may have on our business or the economy, and even if the COVID-19 pandemic subsides, we may continue to experience significant impacts to our business as a result of its economic impact and changes in consumer behavior.

We operate in a highly competitive industry.  Failure to develop and execute strategies to remain the nation’s preferred retailer of used vehicles and to adapt to the increasing use of digital and online tools to market, buy, sell and finance used vehicles could adversely affect our business, sales and results of operations.
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
Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our business model. Increased online used vehicle offerings could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. If we fail to respond effectively to our retail competitors, it could have a material adverse effect on our business, sales and results of operations.
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
The increasing use of digital and online tools to facilitate consumers’ sales or trade-ins of their current vehicles could have a material adverse effect on our ability to source vehicles through our appraisal process, which in turn could have a material adverse effect on our vehicle acquisition costs and results of operations.  For example, online appraisal tools are available to consumers that generate offers and facilitate purchases by dealers other than CarMax.
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
Evolving Marketplace.  The marketplace for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry. The COVID-19 pandemic has likely accelerated the consumer trend of buying a car online, sight unseen. Technological changes, including the development of autonomous vehicles, new products and services, new business models and new methods of travel could reduce automotive retail demand or disrupt our current business model. If we fail to respond effectively to the evolving marketplace, it could have a material adverse effect on our business, sales and results of operations.
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

Any significant change or deterioration in economic conditions, including as a result of COVID-19, could have a material adverse effect on our business, sales, results of operations and financial condition.
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
During the second quarter of fiscal 2021, we completed the rollout of our omni-channel platform. We have made a considerable investment in our omni-channel platform and a failure to capture the benefits that we expect from this rollout could have a material adverse effect on our business, sales and results of operations. We must anticipate and meet our customers’ expectations in an evolving retail industry. Our business, sales and results of operations may be negatively affected if we fail to provide a high quality and consistent customer experience, regardless of sales channel, if our omni-channel platform does not meet customer expectations, or if we are unable to attract, retain and manage the personnel at various levels who have the necessary skills and experience we need to implement our omni-channel initiatives.

Our failure to manage our growth and the related challenges could have a material adverse effect on our business, sales and results of operations.

Our growth is dependent on the success of our omni-channel platform as well as on opening stores in new and existing markets and continued sales growth in our existing stores. The continued enhancement of our omni-channel model and the expansion of our store base place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth in our existing stores requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel initiatives could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor above titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

Our success depends upon the continued contributions of our associates.
Our associates are the driving force behind our success.  We believe that one of the things that distinguishes CarMax is a culture centered on valuing our associates.  A failure to maintain our culture, in response to COVID-19 or in response to some other crisis, could have a material adverse effect on our business, sales and results of operations.

In addition, managing our response to the ongoing COVID-19 pandemic as well as our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. A failure to maintain an adaptable and responsive culture or to continue developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.

The spread of COVID-19, especially in the early half of fiscal 2021, caused us to modify our business practices, including adopting measures such as hiring freezes, employee furloughs and reduction in pay for certain officers. We have subsequently lifted these measures, but as the pandemic continues or potentially worsens, we may have to adopt similar measures in the future that may affect our ability to maintain positive associate relations.  If we are unable to maintain positive relations, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

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
We make various assumptions and judgments about CAF’s portfolio of auto loans receivable and provide an allowance for loan losses based on a number of factors. Although management will establish an allowance for loan losses it believes is appropriate, this allowance may not be adequate. For example, when economic conditions deteriorate unexpectedly, such as in connection with the initial COVID-19 outbreak, additional loan losses not incorporated in the existing allowance for loan losses may occur. In addition, as the impact of COVID-19 continues, our allowance for loan losses may prove insufficient. Losses in excess of the existing allowance for loan losses could have a material adverse effect on our business, results of operations and financial condition.
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
A reduction in the availability of, or access to, sources of inventory also could have a material adverse effect on our business, sales and results of operations.
We source a significant percentage of our vehicles through our appraisal process, which includes our online instant appraisal offers, and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  It could also force us to purchase a greater percentage of our inventory from third-party auctions, which is generally less profitable for CarMax.  Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third parties driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.  Our ability to source vehicles from third-party auctions could be affected by an increase in the number of closed auctions that are open only to new car dealers who have franchise relationships with automotive manufacturers.
Our failure to realize the benefits associated with our strategic investments, including potential acquisitions, could have a material adverse effect on our business, sales and results of operations and we may incur impairment losses on our strategic investments in equity securities.
From time to time, CarMax makes strategic investments, including acquisitions, and we currently hold non-controlling equity investments in several companies. We may encounter difficulties in managing our strategic investments and in assimilating new capabilities or acquisitions to meet the future needs of our business. Furthermore, we may not realize all the anticipated benefits of these investments, or the realized benefits may be significantly delayed. While our evaluation of any potential transaction includes business, legal, and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential benefits and risks of a particular investment.
Additionally, under U.S. generally accepted accounting principles (“GAAP”), if any investment’s fair value declines below its carrying value, we will need to record an impairment loss in the applicable fiscal period. As a result, we may incur expenses related to the impairment of existing or future equity investments. Any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.
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
The implementation of new accounting requirements or other changes to GAAP could have a material adverse effect on our reported results of operations and financial condition.

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
Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate.  Since a large portion of our sales is generated in the Southeastern U.S., California, Texas and Washington, D.C./Baltimore, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets.  In the event that any of these geographic areas experience a downturn in economic conditions, or are particularly affected by COVID-19 and related government actions taken to reduce the spread of the virus, it could have a material adverse effect on our business, sales and results of operations.

TECHNOLOGY AND DATA PRIVACY RISKS

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

REGULATORY AND LITIGATION RISKS
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
GENERAL RISKS
The market price of our common stock may be volatile and could expose us to securities class action litigation.
The price of our common stock may be subject to wide fluctuations based upon our operating results, general economic and market conditions, general trends and prospects for our industry, announcements by our competitors and other factors. In addition, the market price of our common stock may also be affected by whether we meet analysts’ expectations. Failure to meet such expectations could have a material adverse effect on the price of our common stock. Following periods of volatility in the market price of a company’s securities, securities class action litigation is more likely. If litigation were instituted against us, it could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business.
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
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2021

	Production Stores	Non-production Stores
Store count	102	118
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	11	39

As of February 28, 2021, wholesale auctions previously located at production stores were being conducted virtually.

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2021

State	Count	State	Count
Alabama	5	Missouri	3
Arizona	4	Nebraska	1
California	28	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	2
Delaware	1	New Mexico	2
Florida	20	New York	3
Georgia	11	North Carolina	11
Idaho	1	Ohio	5
Illinois	9	Oklahoma	3
Indiana	3	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	23
Maryland	7	Utah	1
Massachusetts	4	Virginia	10
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	3	Total	220

Of the 220 used car stores open as of February 28, 2021, 141 were located on owned sites and 79 were located on leased sites. The leases are classified as follows:

Land-only leases	23
Land and building leases	56
Total leased sites	79
As of February 28, 2021, we leased our CAF office buildings in Atlanta, Georgia, as well as office buildings for our customer experience centers in Atlanta, Georgia; Kansas City, Missouri; and Phoenix, Arizona. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future store openings.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2021.

Name	Age	Office
William D. Nash………………………..….……...........	51	President, Chief Executive Officer and Director
Edwin J. Hill……………………....……………............	61	Executive Vice President and Chief Operating Officer
James Lyski………………….……..……………..........	58	Executive Vice President and Chief Marketing Officer
Eric M. Margolin………………….……..………..........	68	Executive Vice President, General Counsel and Corporate Secretary
Shamim Mohammad………………….……..…...….....	52	Executive Vice President and Chief Information and Technology Officer
Diane L. Cafritz……………………....…………….......	50	Senior Vice President and Chief Human Resources Officer
Jon G. Daniels………………….……..…………..........	49	Senior Vice President, CarMax Auto Finance
Enrique Mayor-Mora......................................................	52	Senior Vice President and Chief Financial Officer
Darren C. Newberry........................................................	51	Senior Vice President, Store Operations
C. Joseph Wilson.............................................................	48	Senior Vice President, Store Strategy and Logistics

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
Mr. Mohammad joined CarMax in 2012 as vice president of application development and IT planning. In 2014, he was promoted to senior vice president and chief information officer. In 2018, he was named senior vice president and chief information and technology officer and in 2021, he was promoted to executive vice president and chief information and technology officer. Prior to joining CarMax, Mr. Mohammad was vice president of information technology at BJ’s Wholesale Club from 2006 to 2012 and held various positions at Blockbuster and TravelCLICK.

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

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2021, there were 163,172,333 shares of CarMax common stock outstanding and we had approximately 2,900 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.

During the fourth quarter of fiscal 2021, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2021.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2020	496,190	$94.68	496,190	$1,355,421,769
January 1-31, 2021	192,281	$100.60	192,281	$1,336,077,551
February 1-28, 2021	—	$—	—	$1,336,077,551
Total	688,471		688,471

(1)On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 29, 2016, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
CarMax
S&P 500 Index- Total Returns
S&P 500 Retailing Index

	As of February 29 or 28
	2016	2017	2018	2019	2020	2021
CarMax	$100.00	$139.52	$133.85	$134.24	$188.74	$258.34
S&P 500 Index	$100.00	$124.98	$146.35	$153.20	$165.75	$217.61
S&P 500 Retailing Index	$100.00	$121.02	$170.15	$184.87	$206.64	$305.82

Item 6.  Selected Financial Data.

(Dollars and shares in millions, except per share or per unit data)	FY21	FY20	FY19	FY18	FY17
Income statement information
Used vehicle sales	$15,713.6	$17,169.5	$15,172.8	$14,392.4	$13,270.7
Wholesale vehicle sales	2,668.8	2,500.0	2,393.0	2,181.2	2,082.5
Net sales and operating revenues	18,950.1	20,320.0	18,173.1	17,120.2	15,875.1
Gross profit	2,379.1	2,722.3	2,480.6	2,328.9	2,183.3
CarMax Auto Finance income	562.8	456.0	438.7	421.2	369.0
Selling, general and administrative expenses	1,898.8	1,940.1	1,730.3	1,617.1	1,488.5
Interest expense	86.2	83.0	75.8	70.7	56.4
Net earnings	746.9	888.4	842.4	664.1	627.0
Share and per share information
Weighted average diluted shares outstanding	165.1	166.8	175.9	184.5	192.2
Diluted net earnings per share	$4.52	$5.33	$4.79	$3.60	$3.26
Balance sheet information
Auto loans receivable, net	$13,489.8	$13,551.7	$12,428.5	$11,535.7	$10,596.1
Total assets	21,541.5	21,082.2	18,717.9	17,486.3	16,279.4
Total current liabilities	1,698.5	1,534.7	1,311.5	1,174.1	1,105.8
Total notes payable and other debt:
Non-recourse notes payable	13,740.2	13,589.5	12,512.3	11,622.4	10,720.9
Other (1)	1,332.3	1,788.0	1,660.5	1,481.9	1,436.0
Unit sales information
Used vehicle units sold	751,862	832,640	748,961	721,512	671,294
Wholesale vehicle units sold	426,268	466,177	447,491	408,509	391,686
Per unit information
Used vehicle gross profit	$2,113	$2,186	$2,175	$2,173	$2,163
Wholesale vehicle gross profit	993	975	963	961	926
SG&A per used unit	2,525	2,330	2,310	2,241	2,217
Percent changes in
Comparable store used vehicle unit sales	(11.7)%	7.7%	0.3%	2.0%	4.3%
Total used vehicle unit sales	(9.7)	11.2	3.8	7.5	8.3
Wholesale vehicle unit sales	(8.6)	4.2	9.5	4.3	(0.7)
CarMax Auto Finance information
CAF total interest margin (2)	6.1%	5.7%	5.6%	5.7%	5.8%
Other information
Used car stores	220	216	203	188	173
Associates	26,889	27,050	25,946	25,110	24,344

(1)     In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”) during fiscal 2020, certain prior period amounts have been reclassified to conform to the current year’s presentation.
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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.

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
As of February 28, 2021, we operated 220 used car stores in 106 U.S. television markets. As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually. During the fourth quarter of fiscal 2021, we sold the Toyota new car franchise located in Laurel, MD, resulting in 1 new car franchise remaining at February 28, 2021.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.5% of our retail used vehicle unit sales in fiscal 2021.  As of February 28, 2021, CAF serviced approximately 1,054,000 customer accounts in its $13.85 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
Our primary sources of revenue and gross profit from CarMax Sales Operations for fiscal 2021 are as follows:

Net Sales and Operating Revenues	Gross Profit

A high-level summary of our financial results from fiscal 2021 compared with fiscal 2020 is as follows:

(Dollars in millions except per share or per unit data)	2021	Change from 2020
Income statement information
Net sales and operating revenues	$18,950.1	(6.7)%
Gross profit	$2,379.1	(12.6)%
CAF income	$562.8	23.4%
Selling, general and administrative expenses	$1,898.8	(2.1)%
Net earnings	$746.9	(15.9)%
Unit sales information
Used unit sales	751,862	(9.7)%
Change in used unit sales in comparable stores	(11.7)%	N/A
Wholesale unit sales	426,268	(8.6)%
Per unit information
Used gross profit per unit	$2,113	(3.3)%
Wholesale gross profit per unit	$993	1.8%
SG&A per used vehicle unit	$2,525	8.4%
Per share information
Net earnings per diluted share	$4.52	(15.2)%

Net earnings per diluted share during fiscal 2021 included a one-time benefit of $0.19 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit.
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2020 as compared to fiscal 2019 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on April 21, 2020.
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
We have implemented robust plans to reduce the risk of exposure and transmission of the virus in our stores and continue to follow the mandates of public health officials and government agencies. We also launched contactless curbside pickup nationwide to better serve our customers in alignment with enhanced safety practices. In addition, we quickly shifted our wholesale business from in-person to online auctions. During the second quarter of fiscal 2021, we completed the rollout of our omni-channel platform, giving us the largest addressable market in the used car industry. This offering allows customers to seamlessly do as much, or as little, online and in-person as they prefer.
Our fiscal 2021 results were significantly impacted by the COVID-19 pandemic. In particular retail sales were negatively impacted by store closures and occupancy restrictions in response to COVID-19, primarily during the first quarter. For further details of these impacts, refer to “Results of Operations.”
Beginning in the first quarter of fiscal 2021, as the pandemic escalated, our CAF business saw an increase in delinquencies and greater demand for payment extensions. In response, we implemented a variety of measures to support our customers through this difficult time and to maximize the long-term collectability of the portfolio. This included temporarily suspending repossessions, waiving late fees, and providing loan payment extensions where appropriate. In addition to pausing our in-house Tier 3 lending, we also made temporary underwriting adjustments focused on preserving CAF's high-quality portfolio and tested certain loan routing to our third-party providers.
Payment extensions spiked in April and have declined significantly since then as customers have exhibited the ability and willingness to pay. During fiscal 2021, delinquency rates were lower year-over-year. During the back half of the second quarter of fiscal 2021, we ceased CAF's underwriting adjustments noted above, and in September we resumed our in-house Tier 3 lending.
During fiscal 2021, new legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Taxpayer Certainty and Disaster Tax Relief Act. On March 6, 2021 the American Rescue Plan Act of 2021 was enacted. We have evaluated the tax provisions of these acts as well as new IRS guidance issued. While the most significant impacts to the company include the employee retention tax credit and payroll tax deferral provisions of the CARES Act, we do not expect recent IRS guidance or the legislation to have a material impact on our results of operations.
The ongoing crisis of COVID-19 continues to evolve and cause uncertainty. At the end of fiscal 2021, states and localities were in the midst of a vaccine distribution program; however, the continued spread and impact of COVID-19 persist. As such, we are unable to determine the full impact that social distancing protocols, the availability and efficacy of vaccines, or potential subsequent outbreaks, will ultimately have on our operations or consumer demand. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers and shareholders.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity was used to fund the repurchase of common stock under our share repurchase program and our store growth.
As previously disclosed, in response to the COVID-19 pandemic, we took certain measures in the first quarter of fiscal 2021 to enhance our liquidity position and provide additional financial flexibility, including drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and remodels and actively aligning operating expenses to the current state of the business, including the previously discussed furlough. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We have continued to adjust inventory levels and operating expenses throughout the pandemic to align with sales trends. During the third quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our omni and digital initiatives as well as other strategic initiatives for the foreseeable future.

Strategic Update and Future Outlook
The COVID-19 pandemic has created an unprecedented and challenging time. As discussed above, we have taken several steps to ensure a strong liquidity position and enable our stores to operate amidst the current health and safety concerns while continuing to invest in our strategic priorities. We will continue to monitor the ongoing effects of the pandemic and make any further decisions necessary to position the company for a strong recovery as we emerge from this crisis.
We recognize the current environment has accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our emerging omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term. We completed our omni-channel rollout in the second quarter of fiscal 2021. We now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms.
With the completion of our omni-channel rollout, we are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on enabling self-service for all components of the sale. In the fourth quarter of fiscal 2021, we made significant progress in this area, and at the end of the quarter, approximately 25% of our customers were eligible to buy a vehicle online independently if they choose, up significantly from the third quarter. We are on track for most of our customers to have the ability to buy a vehicle online independently if they choose by the middle of fiscal 2022. Additionally, approximately 75% of our customers advanced their transaction digitally during the fourth quarter of fiscal 2021, with approximately 5% buying the vehicle online.
In the fourth quarter of fiscal 2021, we completed the nationwide rollout of our online instant appraisal offer, which quickly provides customers an offer on their vehicle. Early response to this offering has been strong, positioning us to become the largest online buyer of used vehicles from consumers and strengthening our leadership position as the largest used vehicle buyer from consumers. We believe that our online appraisal offers provide us with the potential to approach or exceed the high end of our historical self-sufficiency rate. We also introduced our Love Your Car Guarantee in the fourth quarter of fiscal 2021. This guarantee allows customers to take a 24-hour test drive before committing to purchase and also offers a 30-day/1,500 mile money-back guarantee and a 90-day/4,000-mile limited warranty. At the end of the fourth quarter, we also launched a “penny perfect” transactable financing offer in our online checkout process. With this enhancement, customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store. We plan to make this available to all customers in the first quarter of fiscal 2022.

We first launched our omni-channel platform in the Atlanta market in December 2018. Now, two years later after continued testing on pricing and advertising, our omni-channel platform is delivering sustained growth in this competitive market. The Atlanta market continues to outperform the company, maintaining its market share in calendar 2020 despite pressure from COVID-19. During the last five months of calendar 2020, our market share in Atlanta increased 13.8%. Over the past two years, our market share in Atlanta has increased 10.9%.
Our strategic investments in the near term will focus on our customer experience, vehicle acquisition and marketing. As we continue enhancing our online experience and offerings, we believe it is important to educate customers on our omni-channel platform and to differentiate and elevate our brand. During the fourth quarter of fiscal 2021, we introduced the next phase of our national multi-media marketing campaign that began last year. As a result, marketing spend increased year-over-year. Throughout the quarter, we set records every week for web visits, reaching more than 8 million weekly visits by the end of February 2021. After the campaign launch, web traffic and Google query volumes were both up approximately 25% compared with the months prior to launch. As we head into fiscal 2022, we expect our marketing spend to remain elevated with similar per unit expenses as experienced in the second half of fiscal 2021. We believe we are well positioned to gain market share through the promotion of our omni-channel platform and new product offerings such as our Love Your Car Guarantee.
Leveraging the enhanced omni-channel platform, advertising campaign and experience in our Atlanta market discussed above, we implemented pricing and marketing tests in select markets during the fourth quarter of fiscal 2021 in an effort to proactively drive sales volume. Early results for these tests were positive, and we plan to continue these tests into the first quarter of fiscal 2022 while also monitoring macroeconomic factors. We expect our gross profit per used unit to remain above $2,000 for the quarter. While these tests confirm what we have historically seen regarding price elasticity, several factors have changed resulting in a stronger flow through from the increased sales and thereby driving profitability. These factors include: the high level of profitability for our CAF originations, a lower variable cost structure resulting from our continued transition to CECs and the favorable changes to our third-party finance providers fee structure.

In March 2021, we signed a definitive agreement to acquire Edmunds, one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations. With this acquisition, CarMax will enhance its digital capabilities and further strengthen its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds will continue to operate independently and will remain focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition will allow both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, our unparalleled national scale and infrastructure, and the combined talent of both businesses. We expect to pay for the transaction with a combination of cash and equity. The transaction is subject to certain conditions to close typical for a transaction of this nature. We anticipate this transaction will close in June 2021 and expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022, with potential for significant shareholder value creation over the longer term.
Our long-term strategy continues to be focused on completing the rollout of our retail concept and improving and enhancing our omni-channel experience, with the goal of increasing our share of used vehicle unit sales in each of the markets in which we operate. At the same time, we are identifying and investing in new initiatives that we believe will contribute to earnings growth. We believe, over the long term, used vehicle unit sales are the primary driver for earnings growth. We also believe increased used vehicle unit sales will drive increased sales of wholesale vehicles and ancillary products and, over time, increased CAF income.
In order to execute our long-term strategy, we plan to continue to invest in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies, as well as marketing. We are also focused on ensuring we are efficient in our spend, targeting specific areas where we expect to achieve more efficiencies and leverage. This includes our CECs, which are maturing and becoming more efficient and effective. This past year our CECs were more efficient than the prior year and we expect this trend to accelerate in fiscal 2022. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. For fiscal 2022, we would expect to leverage our SG&A expenses when comparable store used unit sales growth is in the range of 5% to 8% on a two-year stacked basis. In periods of investment, like fiscal 2022, we will need to be at the higher end of this two-year range to lever against fiscal 2021.
In calendar 2020, we estimate we sold approximately 4.3% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate, a decline from 4.7% in 2019. We had strong momentum entering the current year and were gaining significant market share up until the onset of the COVID-19 pandemic during the first quarter of fiscal 2021. As markets re-opened and our omni-channel platform launched nationwide, we began gaining market share again, leading to market share gains over the last five months of calendar 2020. On a nationwide basis, we estimate we sold approximately 3.5% of the age 0- to 10-year old vehicles sold. Our strategy to increase our market share includes focusing on:

•Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.
•Opening stores in new markets and expanding our presence in existing markets.
•Hiring and developing an engaged and skilled workforce.
•Improving efficiency in our stores and our logistics operations to reduce waste.
•Leveraging data and advanced analytics to continuously improve the customer experience as well as our processes and systems.

As of February 28, 2021, we had used car stores located in 106 television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may evolve over time based upon market and consumer expectations. We opened 4 stores in fiscal 2021. In response to COVID-19, we paused our store expansion strategy in the first quarter of fiscal 2021. We have resumed new store growth and anticipate opening ten stores during fiscal 2022.
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
The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.
The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association (“NADA”) used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these indices and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two year period, the impact of the economic factor is phased out of the allowance for loan loss calculation on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the model when appropriate.  We also consider whether qualitative adjustments are necessary for factors not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.

Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $41.1 million as of February 28, 2021.

See Notes 1(H) and 4 for additional information on the allowance for loan losses.

Revenue Recognition
We recognize revenue when the earnings process is complete, generally either at the time of sale to a customer or upon delivery to a customer.  As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30‑day, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends, and results could be affected if future vehicle returns differ from historical averages.
We also sell ESPs and GAP on behalf of unrelated third parties, who are the primary obligors, to customers who purchase a retail vehicle. The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their retail installment contract.  We recognize revenue, on a net basis, at the time of sale. We also record a reserve, or refund liability, for estimated contract cancellations. The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior related to changes in the coverage or term of the product.  Results could be affected if actual events differ from our estimates. A 10% change in the estimated cancellation rates would have changed cancellation reserves by approximately $12.5 million as of February 28, 2021.  See Note 8 for additional information on cancellation reserves.
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
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2021	Change	2020	Change	2019
Used vehicle sales	$15,713.6	(8.5)%	$17,169.5	13.2%	$15,172.8
Wholesale vehicle sales	2,668.8	6.7%	2,500.0	4.5%	2,393.0
Other sales and revenues:
Extended protection plan revenues	412.8	(5.6)%	437.4	14.4%	382.5
Third-party finance fees, net	(39.6)	13.6%	(45.8)	(5.6)%	(43.4)
Other	194.6	(24.8)%	258.9	(3.5)%	268.2
Total other sales and revenues	567.8	(12.7)%	650.5	7.1%	607.3
Total net sales and operating revenues	$18,950.1	(6.7)%	$20,320.0	11.8%	$18,173.1

UNIT SALES

	Years Ended February 28 or 29
	2021	Change	2020	Change	2019
Used vehicles	751,862	(9.7)%	832,640	11.2%	748,961
Wholesale vehicles	426,268	(8.6)%	466,177	4.2%	447,491

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2021	Change	2020	Change	2019
Used vehicles	$20,690	1.3%	$20,418	1.7%	$20,077
Wholesale vehicles	$5,957	17.1%	$5,089	(0.2)%	$5,098

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2021	2020	2019
Used vehicle units	(11.7)%	7.7%	0.3%
Used vehicle dollars	(10.5)%	9.7%	1.9%
Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2021	2020	2019
Used vehicle units	(9.7)%	11.2%	3.8%
Used vehicle revenues	(8.5)%	13.2%	5.4%

Wholesale vehicle units	(8.6)%	4.2%	9.5%
Wholesale vehicle revenues	6.7%	4.5%	9.7%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2021	2020	2019
CAF (2)	45.5%	46.7%	48.4%
Tier 2 (3)	22.3	20.2	17.9
Tier 3 (4)	10.9	10.2	9.9
Other (5)	21.3	22.9	23.8
Total	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2021	2020	2019
Used car stores, beginning of year	216	203	188
Store openings	4	13	15
Used car stores, end of year	220	216	203

During fiscal 2021, we opened 4 stores, all in existing television markets (Tampa, FL; Philadelphia, PA; New Orleans, LA; and Los Angeles, CA).

Used Vehicle Sales
Fiscal 2021 Versus Fiscal 2020.  The 8.5% decrease in used vehicle revenues in fiscal 2021 was primarily due to a 9.7% decrease in used unit sales, partially offset by a 1.3% increase in average retail selling price. The decrease in used units included an 11.7% decrease in comparable store used unit sales. This reflected the combined effects of COVID-19 related store closures and restrictions in operations, as well as reduced customer traffic resulting from the economic impact of the pandemic and nationwide shelter-in-place orders. The increase in average retail selling price reflected higher vehicle acquisition costs driven by market appreciation, partially offset by shifts in the mix of our sales by vehicle age.
We experienced negative comparable used unit sales in the first quarter of fiscal 2021, which continued into June when we experienced high single digit negative comparable used unit sales. The June results were more than offset by mid-single digit positive comparable used unit sales in both July and August, a trend that continued into September. However, as the election approached and COVID-19 cases surged, which resulted in tightened occupancy restrictions and shelter-in-place orders from state and local governments, we saw demand soften. As a result, sales trended down in the latter part of the third quarter. Sales began to accelerate towards the end of December and into January as we launched our new marketing campaign, expanded our pricing tests, introduced new customer offerings and a second round of stimulus checks was issued. This trend continued until the middle of February when severe winter weather across a large portion of the U.S., delays in tax refunds relative to last year’s timing and a lower inventory position due to COVID-19- and weather-related production constraints negatively impacted retail sales. Comparable used unit sales growth for the fourth quarter of fiscal 2021 were also impacted by the extra day for leap day in the prior year.
Sales in March 2021 were robust, exceeding 100,000 used units sold for the month and resulting in double-digit used unit and comparable used unit sales growth when compared with a COVID-19 impacted March 2020 and a record March 2019. During the month, the initial distribution of tax refund and stimulus checks began, weather improved and customers continued to respond favorably to our ongoing strategic investments and growth initiatives.
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
Fiscal 2021 Versus Fiscal 2020.  The 6.7% increase in wholesale vehicle revenues in fiscal 2021 was primarily due to a 17.1% increase in average selling price, partially offset by an 8.6% decrease in wholesale unit sales. The increase in average selling price was primarily due to increased acquisition costs driven by market appreciation. The decline in wholesale units was largely driven by lower appraisal traffic, which was significantly impacted by COVID-19, partially offset by an increase in our appraisal buy rate. We achieved a record buy rate in fiscal 2021.
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
Fiscal 2021 Versus Fiscal 2020.  Other sales and revenues declined 12.7% in fiscal 2021, reflecting decreases in other revenues, including new car and service department sales, and EPP revenues, partially offset by the improvement in net third-party finance fees. EPP revenues declined 5.6%, largely reflecting the reduction in our used unit sales as discussed above, partially offset by favorable adjustments to the cancellation reserves and an increase in profit sharing revenue recognized in the current year. The new car and service department sales declines reflected both store closures and reduced customer traffic in response to COVID-19. The decline in new car sales was also driven by the divestiture of a franchise in the fourth quarter of fiscal 2021. Net third-party finance fees improved as a result of favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021.

GROSS PROFIT

	Years Ended February 28 or 29
(In millions)	2021	Change	2020	Change	2019
Used vehicle gross profit	$1,588.9	(12.7)%	$1,820.1	11.7%	$1,628.7
Wholesale vehicle gross profit	423.3	(6.8)%	454.4	5.4%	431.0
Other gross profit	366.9	(18.1)%	447.8	6.4%	420.9
Total	$2,379.1	(12.6)%	$2,722.3	9.7%	$2,480.6

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29
	2021		2020		2019
	$ per unit (1)	% (2)	$ per unit (1)	% (2)	$ per unit (1)	% (2)
Used vehicle gross profit	$2,113	10.1	$2,186	10.6	$2,175	10.7
Wholesale vehicle gross profit	$993	15.9	$975	18.2	$963	18.0
Other gross profit	$488	64.6	$538	68.9	$562	69.3
Total gross profit	$3,164	12.6	$3,270	13.4	$3,312	13.6

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
Fiscal 2021 Versus Fiscal 2020.  Used vehicle gross profit declined 12.7% in fiscal 2021, reflecting the 9.7% decline in total used unit sales as well as the $73 decline in used vehicle gross profit per unit. During the first quarter of fiscal 2021, our used vehicle gross profit per unit was pressured by pricing adjustments made to better align inventory levels with sales in response to COVID-19. During the fourth quarter of fiscal 2021, our used vehicle gross profit per unit was impacted by pricing tests rolled out in select markets.
We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business, pricing strategy or external market conditions. As noted above, in connection with the improvements and enhancements we are making to our omni-channel experience, we also implemented pricing and marketing tests in select markets during the fourth quarter of fiscal 2021. Early results for these tests were positive and we plan to continue the tests into the first quarter of fiscal 2022 while also monitoring macroeconomic factors. We continue to expect gross profit per used unit to be above $2,000 during the quarter.
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
Fiscal 2021 Versus Fiscal 2020.  Wholesale vehicle gross profit decreased 6.8% in fiscal 2021, driven by the 8.6% decrease in wholesale unit sales, partially offset by a modest increase in wholesale gross profit per unit. Wholesale gross profit per unit was under significant pressure early in the first quarter of fiscal 2021, reflecting sharp declines in industry wholesale valuations; however, wholesale gross profit per unit had fully recovered by the end of the first quarter. During the second quarter of fiscal 2021, performance was supported by strong appreciation in the market. By the end of the second quarter, depreciation had returned to the wholesale market, and steep depreciation continued during the third quarter. At the beginning of the fourth quarter, industry prices flattened out and began to appreciate through the remainder of the quarter.
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
Fiscal 2021 Versus Fiscal 2020.  Other gross profit decreased 18.1% in fiscal 2021, reflecting a decline in service department profits and EPP revenues. Service results reflected the overhead deleverage resulting from our decline in used car sales, pay continuity for our technicians and other service personnel during periods of reduced vehicle reconditioning activity in the first quarter and discretionary bonuses for service and reconditioning associates.
SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2021

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS

	Years Ended February 28 or 29
(In millions except per unit data)	2021	Change	2020	Change	2019
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$909.8	(0.4)%	$913.2	9.4%	$835.0
Share-based compensation expense	111.7	12.4%	99.4	42.2%	69.9
Total compensation and benefits (1)	$1,021.5	0.9%	$1,012.6	11.9%	$904.9
Store occupancy costs	399.1	1.5%	393.4	9.6%	359.1
Advertising expense	217.5	13.7%	191.3	15.0%	166.4
Other overhead costs (2)	260.7	(24.0)%	342.8	14.3%	299.9
Total SG&A expenses	$1,898.8	(2.1)%	$1,940.1	12.1%	$1,730.3
SG&A per used vehicle unit (3)	$2,525	$195	$2,330	$20	$2,310
(1)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 12 for details of stock-based compensation expense by grant type.
(2)Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel and other administrative expenses.
(3)Calculated as total SG&A expenses divided by total used vehicle units.

Fiscal 2021 Versus Fiscal 2020 (Decrease of $41.3 million or 2.1%). This decrease reflected a reduction in costs associated with our decline in sales volume and actions taken in response to COVID-19 to reduce costs, partially offset by continued spending to advance our technology platforms and support strategic initiatives. The decrease also reflected the following:
•$40.3 million one-time benefit, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$26.2 million increase in advertising expense primarily due to our new advertising campaign launched during the fourth quarter of fiscal 2021 and incremental marketing spend in select markets in conjunction with our expanded pricing tests.
•$12.3 million increase in share-based compensation expense. The increase in share-based compensation expense was largely related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Fiscal 2021 Versus Fiscal 2020.  Interest expense of $86.2 million in fiscal 2021 was relatively consistent with $83.0 million in fiscal 2020.
Income Taxes
The effective income tax rate was 22.6% in fiscal 2021 compared with 23.5% in fiscal 2020. The decrease in the effective tax rate is primarily due to an increase in excess tax benefits recognized on stock exercises and releases in fiscal 2021.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have strived to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of the COVID-19 outbreak) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we targeted new loans toward the higher end of this range. In the second quarter of fiscal 2021, we ceased the underwriting adjustments made during the previous quarter and we anticipate loans originated since to remain within our targeted range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2021	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$1,142.0	8.5	$1,104.1	8.4	$972.9	8.0
Interest expense	(314.1)	(2.3)	(358.1)	(2.7)	(289.3)	(2.4)
Total interest margin	$827.9	6.1	$746.0	5.7	$683.6	5.6
Provision for loan losses	$(160.7)	(1.2)	$(185.7)	(1.4)	$(153.8)	(1.3)
CarMax Auto Finance income	$562.8	4.2	$456.0	3.5	$438.7	3.6

(1)Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29
	2021	2020	2019
Net loans originated (in millions)	$6,395.0	$7,089.7	$6,330.1
Vehicle units financed	319,346	353,654	323,864
Net penetration rate (1)	42.5%	42.5%	43.2%
Weighted average contract rate	8.4%	8.4%	8.5%
Weighted average credit score (2)	706	710	706
Weighted average loan-to-value (LTV) (3)	92.0%	94.2%	94.8%
Weighted average term (in months)	66.0	66.1	66.0

(1)Vehicle units financed as a percentage of total used units sold.
(2)The credit scores represent FICO® scores and reflect only receivables with obligors that have a FICO® score at the time of application.  The FICO® score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO® score at the time of application.  FICO® scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.
(3)LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2021	2020	2019
Total ending managed receivables	$13,847.2	$13,617.8	$12,510.2
Total average managed receivables	$13,463.3	$13,105.1	$12,150.2
Allowance for loan losses (1)	$411.1	$157.8	$138.2
Allowance for loan losses as a percentage of ending managed receivables	2.97%	1.16%	1.10%
Net credit losses on managed receivables	$109.4	$166.1	$144.2
Net credit losses as a percentage of total average managed receivables	0.81%	1.27%	1.19%
Past due accounts as a percentage of ending managed receivables	2.83%	3.44%	3.61%
Average recovery rate (2)	53.5%	48.1%	47.7%

(1)     The allowance for loan losses as of February 28, 2021, includes a $202.0 million increase as a result of our adoption of CECL during the first quarter of fiscal 2021.
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

Fiscal 2021 Versus Fiscal 2020.
•CAF Income (Increase of $106.8 million or 23.4%)
◦The increase in CAF income reflects increases in the total interest margin percentage and average managed receivables as well as a decrease in the provision for loan losses.
◦The decrease in net loan originations in fiscal 2021 largely resulted from our used vehicle sales decline.

•Provision for Loan Losses (Decreased to $160.7 million from $185.7 million)
◦The provision largely reflected our initial estimate of lifetime losses on loans originated in fiscal 2021.
◦The provision also included an increase in our estimate of lifetime losses made during the first quarter of fiscal 2021, largely resulting from COVID-19 turmoil and worsened economic factors, which was largely offset by favorable loss experience in comparison to our expectations during the remainder of fiscal 2021.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.97% as of February 28, 2021 compared with 2.64% as of March 1, 2020, after our adoption of CECL.
◦We believe our current reserve is appropriate and considers both the positive customer payment behavior recently observed as well as the unpredictability of the current environment and the uncertain consumer situation.

•Total interest margin increased as a percentage of average managed receivables to 6.1% in fiscal 2021 compared with 5.7% in fiscal 2020 as a result of lower funding costs.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits.  Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume; however, this rate may vary over time based on market conditions. During the first quarter of fiscal 2021, we paused our CAF Tier 3 lending given the current economic outlook and uncertainty surrounding COVID-19. Early in the third quarter, we resumed our Tier 3 lending program. A total of $147.7 million and $167.5 million in CAF Tier 3 receivables were outstanding as of February 28, 2021 and February 29, 2020, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of February 28, 2021 and February 29, 2020, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances. Subsequent to the end of fiscal 2021, we began to increase our Tier 3 volume beyond our target of 5% of the total Tier 3 loan volume, and we anticipate reaching and maintaining a 10% share in Tier 3 loan volume by the end of the first quarter of fiscal 2022.

PLANNED FUTURE ACTIVITIES

We anticipate opening ten stores in fiscal 2022. These stores will predominantly be cross functional stores that have a smaller footprint and can leverage our scale and presence of the larger format stores in nearby markets. We currently estimate capital expenditures will total approximately $350 million in fiscal 2022. Over $100 million, or approximately one-third of this spend, will be focused on investments in technology, an increase from approximately 15% four years ago.
RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1(X) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our primary ongoing cash requirements are to fund our existing operations, store expansion and improvement, CAF, and strategic growth initiatives. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.

During the first quarter of fiscal 2021, in response to COVID-19, we took immediate and proactive measures to bolster our liquidity position and provide additional financial flexibility to improve our ability to meet our short-term liquidity needs. Those measures included drawing down additional funds on our revolving credit facility, pausing our stock repurchase program, pausing our store expansion strategy and actively aligning operating expenses to the current state of the business. We strengthened our overall financial position by selling through inventory and quickly aligning costs to lower sales volumes. We have continued to adjust inventory levels throughout the pandemic to align with sales trends. During the third quarter, we fully paid down the outstanding balance on our revolving credit facility and resumed our store expansion strategy and share repurchase program. Given the turnaround in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

In March 2021, we signed a definitive agreement to acquire Edmunds for a purchase price that implies an enterprise value of $404 million, inclusive of our initial investment. We expect to pay for the transaction with a combination of cash and equity and anticipate it will close in June 2021.

We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 11 and 15 for amounts outstanding as of February 28, 2021 related to debt and leases, respectively.

Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 9 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 28, 2021. See Note 10 for information related to these plans.

Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising. As of February 28, 2021, our purchase obligations and commitments were approximately $141.2 million, of which $68.0 million are due in fiscal 2022. The majority of the remaining purchase obligations and commitments are due within the next three years.

We currently target an adjusted debt to capital ratio in a range of 35% to 45%. At the end of fiscal 2021, our adjusted debt to capital ratio was below our targeted range for the year. In calculating this ratio, we utilize total debt, excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During fiscal 2021, net cash provided by operating activities totaled $667.8 million, compared with net cash used in operating activities of $236.6 million in fiscal 2020. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $300.8 million in fiscal 2021 compared with $1.31 billion in fiscal 2020.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $151.5 million in fiscal 2021 compared with $1.08 billion in fiscal 2020 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of February 28, 2021, total inventory was $3.16 billion, representing an increase of $310.7 million, or 10.9%, compared with the balance as of the start of the fiscal year. The increase primarily reflected an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation, as well as increased units due to decreased sales at the end of the fourth quarter of fiscal 2021 as a result of severe weather and tax refund delays.

The change in net cash provided by (used in) operating activities for fiscal 2021 compared with fiscal 2020 reflected the change in auto loans receivable, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities.  Net cash used in investing activities totaled $128.2 million in fiscal 2021 and $389.4 million in fiscal 2020.  Investing activities primarily consist of capital expenditures, which totaled $164.5 million in fiscal 2021 and $331.9 million in fiscal 2020. Capital expenditures primarily include store construction costs, real estate acquisitions for planned future store openings and store remodeling expenses.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years. In response to COVID-19, we paused our store expansion and remodel strategy during the first quarter of fiscal 2021. We have since resumed these activities. We opened 4 stores in fiscal 2021 compared with 13 stores in fiscal 2020.

Financing Activities.  Net cash used in financing activities was $424.0 million in fiscal 2021, compared with net cash provided by financing activities of $687.0 million in fiscal 2020.  Included in these amounts were net issuances of non-recourse notes payable of $151.5 million compared with $1.08 billion, respectively. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see Operating Activities).

During fiscal 2021, cash used in financing activities was impacted by stock repurchases of $229.9 million as well as net payments on our long-term debt of $463.0 million. During fiscal 2020, cash provided by financing activities was impacted by stock repurchases of $567.7 million as well as net borrowings on our long-term debt of $77.8 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 28 or 29
Debt Description (1)	Maturity Date	2021	2020
Revolving credit facility (2)	June 2024	$—	$452,740
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	533,578	536,739
Non-recourse notes payable	Various dates through November 2027	13,764,808	13,613,272
Total debt (3)		$15,098,386	$15,402,751
Cash and cash equivalents		$132,319	$58,211
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 11 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 28, 2021, we were in compliance with these financial covenants.

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
As of February 28, 2021, $11.45 billion and $2.31 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2021, we funded a total of $5.78 billion in asset-backed term funding transactions. As of February 28, 2021, we had $1.61 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2021, a total of $2 billion of board authorizations for repurchases were outstanding, with no expiration date, of which $1.34 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020. See Note 12 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2021 and February 29, 2020, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
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
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2021 net earnings per share by approximately $0.11.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.

COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28 or 29
(In millions)	2021	2020
Fixed-rate	$10,887.2	$10,853.4
Variable-rate (1)	2,877.6	2,759.9
Total	$13,764.8	$13,613.3

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 11.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, a portion of the variable-rate risk is mitigated by a derivative instrument. Substantially all of these borrowings are variable-rate debt based on LIBOR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2021 net earnings per share by approximately $0.02.

Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 20% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2021 net earnings per share by less than $0.01.  See Note 10 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2021, a 10% change in the company’s stock price would have affected fiscal 2021 net earnings per share by approximately $0.04.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2021.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2021 and February 29, 2020, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 28, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 20, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of March 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses on core receivables
As discussed in Notes 1(H) and 4 to the consolidated financial statements, the Company maintained an allowance for loan losses on core receivables for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses at February 28, 2021 was $411.1 million, a substantial portion of which related to core receivables. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. The net loss estimate for core receivables with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for core receivables reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

We identified the assessment of the allowance for loan losses on core receivables as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. The assessment involved evaluating the allowance for loan losses methodology, including the net loss timing curve and its key assumptions, which consisted of the historical observation periods, forward loss curves, the weighting of actual loss data versus historical losses by credit grade performance used for receivables with less than 18 months of performance history, and an economic adjustment factor for the reasonable and supportable forecast period. Our assessment also included an evaluation of the qualitative adjustments and the conceptual soundness and mathematical accuracy of the net loss timing curve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the allowance for loan losses on core receivables, including controls over the (1) development and approval of the allowance for loan losses methodology, (2) the identification and determination of the key assumptions and qualitative adjustments, and (3) design and mathematical accuracy of the net loss timing curve. We evaluated the Company’s process to develop the allowance for loan losses on core receivables and involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s allowance for loan losses methodology for compliance with U.S. generally accepted accounting principles

•evaluating the conceptual soundness and mathematical accuracy of the net loss timing curve

•evaluating the methodology, including key assumptions, used to develop the economic adjustment factor and the reasonable and supportable period by comparing them to the Company’s business environment, relevant industry practices, and portfolio risk characteristics and trends

•assessing the other key assumptions used in the net loss timing curve by comparing to historical loss performance and the credit composition of the existing loan portfolio

•evaluating the methodology used to develop the qualitative adjustments compared with relevant credit risk factors and consistency with trends and identified limitations of the underlying net loss timing curve

We have served as the Company’s auditor since 1996.
Richmond, Virginia
April 20, 2021

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2021 and February 29, 2020, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended February 28, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated April 20, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Richmond, Virginia
April 20, 2021

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2021	% (1)	2020	% (1)	2019	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$15,713,583	82.9	$17,169,462	84.5	$15,172,772	83.5
Wholesale vehicle sales	2,668,753	14.1	2,500,042	12.3	2,392,992	13.2
Other sales and revenues	567,813	3.0	650,483	3.2	607,336	3.3
NET SALES AND OPERATING REVENUES	18,950,149	100.0	20,319,987	100.0	18,173,100	100.0
COST OF SALES:
Used vehicle cost of sales	14,124,715	74.5	15,349,401	75.5	13,544,033	74.5
Wholesale vehicle cost of sales	2,245,431	11.8	2,045,680	10.1	1,961,959	10.8
Other cost of sales	200,878	1.1	202,566	1.0	186,517	1.0
TOTAL COST OF SALES	16,571,024	87.4	17,597,647	86.6	15,692,509	86.4
GROSS PROFIT	2,379,125	12.6	2,722,340	13.4	2,480,591	13.6
CARMAX AUTO FINANCE INCOME	562,810	3.0	456,030	2.2	438,690	2.4
Selling, general and administrative expenses	1,898,775	10.0	1,940,067	9.5	1,730,275	9.5
Interest expense	86,178	0.5	83,007	0.4	75,792	0.4
Other (income) expense	(8,275)	—	(5,690)	—	408	—
Earnings before income taxes	965,257	5.1	1,160,986	5.7	1,112,806	6.1
Income tax provision	218,338	1.2	272,553	1.3	270,393	1.5
NET EARNINGS	$746,919	3.9	$888,433	4.4	$842,413	4.6

WEIGHTED AVERAGE COMMON SHARES:
Basic	163,183		164,836		174,463
Diluted	165,133		166,820		175,884
NET EARNINGS PER SHARE:
Basic	$4.58		$5.39		$4.83
Diluted	$4.52		$5.33		$4.79

(1)     Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
NET EARNINGS	$746,919	$888,433	$842,413
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	28,640	(50,824)	(1,981)
Net change in cash flow hedge unrecognized losses	2,740	(31,237)	(11,717)
Other comprehensive income (loss), net of taxes	31,380	(82,061)	(13,698)
TOTAL COMPREHENSIVE INCOME	$778,299	$806,372	$828,715

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28 or 29
(In thousands except share data)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,319	$58,211
Restricted cash from collections on auto loans receivable	496,415	481,043
Accounts receivable, net	239,070	191,090
Inventory	3,157,159	2,846,416
Other current assets	91,833	86,927
TOTAL CURRENT ASSETS	4,116,796	3,663,687
Auto loans receivable, net of allowance for loan losses of $411,150 and $157,796 as of February 28, 2021 and February 29, 2020, respectively	13,489,819	13,551,711
Property and equipment, net	3,055,563	3,069,102
Deferred income taxes	164,261	89,842
Operating lease assets	431,652	449,094
Other assets	283,450	258,746
TOTAL ASSETS	$21,541,541	$21,082,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$799,333	$737,144
Accrued expenses and other current liabilities	415,465	331,738
Accrued income taxes	218	1,389
Current portion of operating lease liabilities	30,953	30,980
Short-term debt	—	40
Current portion of long-term debt	9,927	9,251
Current portion of non-recourse notes payable	442,652	424,165
TOTAL CURRENT LIABILITIES	1,698,548	1,534,707
Long-term debt, excluding current portion	1,322,415	1,778,672
Non-recourse notes payable, excluding current portion	13,297,504	13,165,384
Operating lease liabilities, excluding current portion	423,618	440,671
Other liabilities	434,843	393,873
TOTAL LIABILITIES	17,176,928	17,313,307

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 163,172,333 and 163,081,376 shares issued and outstanding as of February 28, 2021 and February 29, 2020, respectively	81,586	81,541
Capital in excess of par value	1,513,821	1,348,988
Accumulated other comprehensive loss	(118,691)	(150,071)
Retained earnings	2,887,897	2,488,417
TOTAL SHAREHOLDERS’ EQUITY	4,364,613	3,768,875
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,541,541	$21,082,182

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net earnings	$746,919	$888,433	$842,413
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	242,156	215,811	182,247
Share-based compensation expense	121,899	108,861	75,011
Provision for loan losses	160,703	185,695	153,848
Provision for cancellation reserves	72,235	89,272	63,937
Deferred income tax (benefit) provision	(35,787)	(1,102)	2,300
Other	(1,409)	3,507	2,825

Net (increase) decrease in:
Accounts receivable, net	(43,507)	(51,240)	(6,529)
Inventory	(323,318)	(326,961)	(128,761)
Other current assets	(50)	(19,843)	32,890
Auto loans receivable, net	(300,838)	(1,308,919)	(1,046,631)
Other assets	(12,862)	4,265	(7,230)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	106,788	85,442	86,360
Other liabilities	(65,169)	(109,827)	(89,709)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	667,760	(236,606)	162,971
INVESTING ACTIVITIES:
Capital expenditures	(164,536)	(331,896)	(304,636)
Proceeds from disposal of property and equipment	1,846	3	692
Proceeds from sale of business	29,911	—	—
Purchases of investments	(3,729)	(59,050)	(6,147)
Sales and returns of investments	8,325	1,579	1,578
NET CASH USED IN INVESTING ACTIVITIES	(128,183)	(389,364)	(308,513)
FINANCING ACTIVITIES:
(Decrease) increase in short-term debt, net	(40)	(1,089)	1,002
Proceeds from issuances of long-term debt	1,754,300	6,277,600	4,314,500
Payments on long-term debt	(2,217,305)	(6,199,793)	(4,155,718)
Cash paid for debt issuance costs	(18,296)	(20,102)	(17,063)
Payments on finance lease obligations	(7,424)	(4,151)	(894)
Issuances of non-recourse notes payable	10,805,546	11,786,432	10,892,502
Payments on non-recourse notes payable	(10,654,011)	(10,708,564)	(10,001,712)
Repurchase and retirement of common stock	(229,938)	(567,747)	(904,726)
Equity issuances	143,148	124,397	58,130
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(424,020)	686,983	186,021
Increase in cash, cash equivalents, and restricted cash	115,557	61,013	40,479
Cash, cash equivalents, and restricted cash at beginning of year	656,390	595,377	554,898
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$771,947	$656,390	$595,377

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$132,319	$58,211	$46,938
Restricted cash from collections on auto loans receivable	496,415	481,043	440,669
Restricted cash included in other assets	143,213	117,136	107,770
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$771,947	$656,390	$595,377

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2018	179,748	$89,874	$1,234,047	$2,047,240	$(54,312)	$3,316,849
Net earnings	—	—	—	842,413	—	842,413
Other comprehensive loss	—	—	—	—	(13,698)	(13,698)
Share-based compensation expense	—	—	45,870	—	—	45,870
Repurchases of common stock	(13,635)	(6,817)	(97,913)	(798,371)	—	(903,101)
Exercise of common stock options	1,314	657	57,474	—	—	58,131
Stock incentive plans, net shares issued	52	25	(2,325)	—	—	(2,300)
Adoption of ASU 2018-02	—	—	—	12,864	—	12,864
Balance as of February 28, 2019	167,479	83,739	1,237,153	2,104,146	(68,010)	3,357,028
Net earnings	—	—	—	888,433	—	888,433
Other comprehensive loss	—	—	—	—	(82,061)	(82,061)
Share-based compensation expense	—	—	48,122	—	—	48,122
Repurchases of common stock	(6,971)	(3,486)	(54,009)	(504,162)	—	(561,657)
Exercise of common stock options	2,413	1,207	123,190	—	—	124,397
Stock incentive plans, net shares issued	160	81	(5,468)	—	—	(5,387)
Balance as of February 29, 2020	163,081	81,541	1,348,988	2,488,417	(150,071)	3,768,875
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Net earnings	—	—	—	746,919	—	746,919
Other comprehensive income	—	—	—	—	31,380	31,380
Share-based compensation expense	—	—	49,656	—	—	49,656
Repurchases of common stock	(2,380)	(1,190)	(20,967)	(194,133)	—	(216,290)
Exercise of common stock options	2,307	1,153	141,994	—	—	143,147
Stock incentive plans, net shares issued	164	82	(5,850)	—	—	(5,768)
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A)Business and Background
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
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

(B)Basis of Presentation and Use of Estimates
The consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  In particular, the novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to, our allowance for loan losses, inventory valuations, fair value measurements, downward adjustments to investments in equity securities, asset impairment charges, the effectiveness of the company’s hedging instruments, deferred tax valuation allowances, cancellation reserves, actuarial losses on our retirement benefit plans and discount rate assumptions. Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less, were $46.9 million as of February 28, 2021 and were not significant to the consolidated balance sheet as of February 29, 2020.

(D)Restricted Cash from Collections on Auto Loans Receivable
Cash equivalents, totaling $496.4 million as of February 28, 2021 and $481.0 million as of February 29, 2020, consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

(E)Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.

(F)Financing and Securitization Transactions
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

(G)Inventory
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

(H)Auto Loans Receivable, Net
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for loan losses. The allowance for loan losses represents the net credit losses expected over the remaining contractual life of our managed receivables. See Note 4 for additional information on our significant accounting policies related to auto loans receivable and the allowance for loan losses.

(I)Property and Equipment
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

(J)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $97.2 million as of February 28, 2021 and $67.8 million as of February 29, 2020.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other (income) expense. Other investments totaled $152.9 million as of February 28, 2021 and $156.7 million as of February 29, 2020.

(K)Financing Obligations
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

(L)Accrued Expenses
As of February 28, 2021 and February 29, 2020, accrued expenses and other current liabilities included accrued compensation and benefits of $223.1 million and $142.9 million, respectively; loss reserves for general liability and workers’ compensation insurance of $42.9 million and $41.0 million, respectively; and the current portion of cancellation reserves. See Note 8 for additional information on cancellation reserves.

(M)Defined Benefit Plan Obligations
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

(N)Insurance Liabilities
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

(O)Revenue Recognition
Our revenue consists primarily of used and wholesale vehicle sales, as well as sales from EPP products and vehicle repair service. See Note 2 for additional information on our significant accounting policies related to revenue recognition.

(P)Cost of Sales
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

(Q)Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; depreciation, rent and other occupancy costs; advertising; and IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel, and other administrative expenses.

(R)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $218.6 million in fiscal 2021, $191.8 million in fiscal 2020 and $167.0 million in fiscal 2019.

(S)Store Opening Expenses
Costs related to store openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(T)Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis, net of estimated forfeitures, over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair values of restricted stock, stock-settled performance stock units and stock-settled deferred stock units are based on the volume-weighted average market prices or closing prices on the date of the grant.  The fair value of stock-settled market stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the volume-weighted average market price or closing price of CarMax common stock as of the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.

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

(U)Derivative Instruments and Hedging Activities
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

(V)Income Taxes
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

(W)Net Earnings Per Share
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

(X)Recent Accounting Pronouncements
Adopted in the Current Period.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2016-13 or “CECL”) related to the measurement of credit losses on financial instruments. This pronouncement, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-13, changed the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019.

We designed an allowance for loan loss methodology to comply with these new requirements, which was adopted for our fiscal year beginning March 1, 2020 using the modified retrospective approach. The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses on our opening consolidated balance sheet as of March 1, 2020, with a corresponding net-of-tax $153.3 million reduction in retained earnings. The increase in the allowance for loan losses on the opening balance sheet was primarily the result of extending the loan loss forecast period from 12 months to the entire lifetime of the loan portfolio. This methodology has increased volatility in our quarterly provision for loan losses. This volatility is the result of estimating loan losses over a longer forecast period and the incorporation of economic adjustment factors, including changes in U.S. unemployment rates and the National Automobile Dealers Association (“NADA”) used vehicle price index. At the time of adoption, we implemented testing of the effectiveness of our new allowance for loan loss methodology, as well as relevant controls and governance structure.

Prior to the adoption of CECL, the allowance for loan losses represented an estimate of the amount of net losses inherent in our portfolio of managed receivables as of the applicable reporting date and expected to become evident during the following 12 months. The allowance for loan losses was primarily based on the composition of the portfolio of managed receivables, historical observation periods and net loss data, the period of time between the loss event inherent in the portfolio and the charge-off date and forecasted forward loss curves. We also considered recent trends in delinquencies and defaults, recovery rates and the economic environment in assessing the models used in estimating the allowance for loan losses. Allowance for loan loss amounts presented for prior years continue to reflect this previous methodology.

In August 2018, the FASB issued an accounting pronouncement (ASU 2018-14) related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. We adopted this pronouncement for our fiscal year beginning March 1, 2020, and it did not have a material effect on our consolidated financial statements.

In October 2018, the FASB issued an accounting pronouncement (ASU 2018-17) related to related party guidance for variable interest entities. We adopted this pronouncement for our fiscal year beginning March 1, 2020, and it did not have a material effect on our consolidated financial statements.

In March 2020, the FASB issued an accounting pronouncement (ASU 2020-04) related to reference rate reform. The pronouncement provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We expect to utilize this optional guidance but do not expect it to have a material effect on our consolidated financial statements.

Effective in Future Periods.
In December 2019, the FASB issued an accounting pronouncement (ASU 2019-12) related to simplifying the accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2021, and we do not expect it to have a material effect on our consolidated financial statements.

In August 2020, the FASB issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

2.REVENUE
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

Disaggregation of Revenue

	Years Ended February 28 or 29
(In millions)	2021	2020	2019
Used vehicle sales	$15,713.6	$17,169.5	$15,172.8
Wholesale vehicle sales	2,668.8	2,500.0	2,393.0
Other sales and revenues:
Extended protection plan revenues	412.8	437.4	382.5
Third-party finance fees, net	(39.6)	(45.8)	(43.4)
Service revenues	92.0	123.5	136.8
Other	102.6	135.4	131.4
Total other sales and revenues	567.8	650.5	607.3
Total net sales and operating revenues	$18,950.1	$20,320.0	$18,173.1

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30-day/1,500 mile money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000-mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 17 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of February 28, 2021 and February 29, 2020, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Other Revenues. Other revenues consist primarily of new vehicle sales at our new car franchise locations and sales of accessories. Revenue in this category is recognized upon transfer of control to the customer.

3.CARMAX AUTO FINANCE
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
Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2021	% (1)	2020	% (1)	2019	% (1)
Interest margin:
Interest and fee income	$1,142.0	8.5	$1,104.1	8.4	$972.9	8.0
Interest expense	(314.1)	(2.3)	(358.1)	(2.7)	(289.3)	(2.4)
Total interest margin	827.9	6.1	746.0	5.7	683.6	5.6
Provision for loan losses	(160.7)	(1.2)	(185.7)	(1.4)	(153.8)	(1.3)
Total interest margin after
provision for loan losses	667.2	5.0	560.3	4.3	529.8	4.4

Total other expense	(2.2)	—	—	—	(0.4)	—

Direct expenses:
Payroll and fringe benefit expense	(46.0)	(0.3)	(42.3)	(0.3)	(38.3)	(0.3)
Other direct expenses	(56.2)	(0.4)	(62.0)	(0.5)	(52.4)	(0.4)
Total direct expenses	(102.2)	(0.8)	(104.3)	(0.8)	(90.7)	(0.7)
CarMax Auto Finance income	$562.8	4.2	$456.0	3.5	$438.7	3.6

Total average managed receivables	$13,463.3		$13,105.1		$12,150.2

 (1)    Percent of total average managed receivables.

4.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction.  The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $13.76 billion as of February 28, 2021, and $13.61 billion as of February 29, 2020. See Notes 1(F) and 11 for additional information on securitizations and non-recourse notes payable.
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
Auto Loans Receivable, Net

	As of February 28 or 29
(In millions)	2021	2020
Asset-backed term funding	$11,008.3	$11,007.1
Warehouse facilities	2,314.1	2,181.7
Overcollateralization (1)	345.2	289.0
Other managed receivables (2)	179.6	140.0
Total ending managed receivables	13,847.2	13,617.8
Accrued interest and fees	57.4	56.2
Other	(3.7)	35.5
Less: allowance for loan losses	(411.1)	(157.8)
Auto loans receivable, net	$13,489.8	$13,551.7

(1)Represents receivables restricted as excess collateral for the non-recourse funding vehicles.
(2)Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

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

Ending Managed Receivables by Major Credit Grade

	As of February 28, 2021
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$2,782.0	$2,146.5	$1,146.7	$568.9	$199.6	$30.4	$6,874.1	49.6
B	1,993.6	1,424.5	870.1	476.0	195.5	49.2	5,008.9	36.2
C and other	786.1	541.6	320.4	182.0	99.8	34.3	1,964.2	14.2
Total ending managed receivables	$5,561.7	$4,112.6	$2,337.2	$1,226.9	$494.9	$113.9	$13,847.2	100.0

	As of February 29
(In millions)	2020 (1)	% (2)
A	$6,915.9	50.8
B	4,841.2	35.6
C and other	1,860.7	13.6
Total ending managed receivables	$13,617.8	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total ending managed receivables.

Allowance for Loan Losses. The allowance for loan losses at February 28, 2021 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the NADA used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.

Allowance for Loan Losses

	As of February 28 or 29
(In millions)	2021	% (1)	2020 (2)	% (1)
Balance as of beginning of year	$157.8	1.16	$138.2	1.10
Adoption of ASU 2016-13	202.0		—
Adjusted balance as of beginning of period	359.8	2.64	138.2	1.10
Charge-offs	(230.4)		(309.0)
Recoveries (3)	121.0		142.9
Provision for loan losses	160.7		185.7
Balance as of end of year (4)	$411.1	2.97	$157.8	1.16

(1)Percent of total ending managed receivables
(2)The comparative information has not been restated and continues to be reported under the accounting guidance in effect during fiscal 2020.
(3)Net of costs incurred to recover vehicle.
(4)The allowance for loan losses primarily relates to estimated losses on CAF’s core receivables, noting that $31.8 million and $17.3 million of the total allowance related to the outstanding CAF Tier 3 loan balances as of February 28, 2021 and February 29, 2020, respectively.

As discussed in Note 1(X), we adopted CECL during the first quarter of fiscal 2021. The adoption of this pronouncement resulted in the recognition of a $202.0 million increase in the allowance for loan losses as of March 1, 2020, with a corresponding net-of-tax decrease of $153.3 million in retained earnings. The remaining increase in the allowance for loan losses for the year ended February 28, 2021 reflects the uncertainty related to COVID-19, including its impact on the economic adjustment factors, and qualitative considerations applied to the ending allowance. In particular, we determined that the quantitative loss rates should be qualitatively adjusted to reflect future loss performance from expected customer hardship and to mitigate the quantitative impact of recent favorable loss performance, as we do not believe that recent favorable loss performance is consistent with our best estimate of expected future losses. The allowance for loan losses as of February 28, 2021 reflects both the positive customer payment behavior compared to historical experience recently observed as well as the unpredictability of the current environment and the uncertain consumer situation.

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

Past Due Receivables

	As of February 28, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,847.2	$4,840.3	$1,767.2	$13,454.7	97.17
Delinquent loans:
31-60 days past due	$17.3	$108.9	$120.0	$246.2	1.78
61-90 days past due	$7.0	$48.4	$64.5	$119.9	0.86
Greater than 90 days past due	$2.6	$11.3	$12.5	$26.4	0.19
Total past due	$26.9	$168.6	$197.0	$392.5	2.83
Total ending managed receivables	$6,874.1	$5,008.9	$1,964.2	$13,847.2	100.00

	As of February 29
(In millions)	2020	% (1)
Total ending managed receivables	$13,617.8	100.00

Delinquent loans:
31-60 days past due	$296.4	2.18
61-90 days past due	138.3	1.01
Greater than 90 days past due	34.2	0.25
Total past due	$468.9	3.44

(1)Percent of total ending managed receivables.

5.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $16.5 million will be reclassified from AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the year ended February 28, 2021, we recognized a loss of $1.7 million in CAF income representing these changes in fair value.

As of February 28, 2021 and February 29, 2020, we had interest rate swaps outstanding with a combined notional amount of $2.43 billion and $2.62 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of February 28, 2021, we had interest rate swaps with a combined notional amount of $255.2 million outstanding that were not designated as cash flow hedges.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$685,585	$—	$685,585
Mutual fund investments	24,049	—	24,049
Financial derivatives designated as hedges	—	4,061	4,061
Financial derivatives not designated as hedges	—	501	501
Total assets at fair value	$709,634	$4,562	$714,196

Percent of total assets at fair value	99.4%	0.6%	100.0%
Percent of total assets	3.3%	—%	3.3%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,024)	$(6,024)
Total liabilities at fair value	$—	$(6,024)	$(6,024)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2020
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$273,203	$—	$273,203
Mutual fund investments	22,668	—	22,668
Total assets at fair value	$295,871	$—	$295,871

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	1.4%	—%	1.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(23,992)	$(23,992)
Total liabilities at fair value	$—	$(23,992)	$(23,992)

Percent of total liabilities	—%	0.1%	0.1%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2021 and February 29, 2020, respectively, are as follows:

(In thousands)	As of February 28, 2021	As of February 29, 2020
Carrying value	$500,000	$500,000
Fair value	$556,993	$546,197

7.PROPERTY AND EQUIPMENT

	As of February 28 or 29
(In thousands)	2021	2020
Land	$868,221	$847,391
Land held for development (1)	78,960	73,268
Buildings	2,198,182	2,165,405
Leasehold improvements	291,129	278,781
Furniture, fixtures and equipment	750,278	715,507
Construction in progress	155,915	171,236
Finance leases	127,142	84,434
Total property and equipment	4,469,827	4,336,022
Less: accumulated depreciation and amortization	(1,414,264)	(1,266,920)
Property and equipment, net	$3,055,563	$3,069,102

 (1)    Land held for development represents land owned for potential store growth.

Depreciation expense was $195.3 million in fiscal 2021, $190.6 million in fiscal 2020 and $169.8 million in fiscal 2019.

8.CANCELLATION RESERVES
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

Cancellation Reserves

	As of February 28 or 29
(In millions)	2021	2020
Balance as of beginning of year	$117.9	$102.8
Cancellations	(65.6)	(74.2)
Provision for future cancellations	72.2	89.3
Balance as of end of year	$124.5	$117.9

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2021 and February 29, 2020, the current portion of cancellation reserves was $58.7 million and $63.5 million, respectively.

9.INCOME TAXES
During fiscal 2021, new legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Taxpayer Certainty and Disaster Tax Relief Act. On March 6, 2021 the American Rescue Plan Act of 2021 was enacted. We have evaluated the tax provisions of these acts as well as new IRS guidance issued. While the most significant impacts to the company include the employee retention tax credit and payroll tax deferral provisions of the CARES Act, we do not expect recent IRS guidance or the legislation to have a material impact on our results of operations.

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Current:
Federal	$209,447	$225,858	$218,497
State	44,678	47,797	49,596
Total	254,125	273,655	268,093
Deferred:
Federal	(27,971)	146	3,601
State	(7,816)	(1,248)	(1,301)
Total	(35,787)	(1,102)	2,300
Income tax provision	$218,338	$272,553	$270,393

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.3	3.4	3.4
2017 Tax Act	—	—	(0.1)
Share-based compensation	(1.6)	(1.1)	(0.3)
Nondeductible and other items	0.5	0.7	0.7
Credits	(0.6)	(0.5)	(0.4)
Effective income tax rate	22.6%	23.5%	24.3%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28 or 29
(In thousands)	2021	2020
Deferred tax assets:
Accrued expenses and other	$67,185	$39,576
Partnership basis (1)	135,437	89,359
Operating lease liabilities	115,583	119,558
Share-based compensation	54,681	51,039
Derivatives	9,317	10,346
Capital loss carry forward	901	917
Total deferred tax assets	383,104	310,795
Less: valuation allowance	(901)	(917)
Total deferred tax assets after valuation allowance	382,203	309,878
Deferred tax liabilities:
Prepaid expenses	21,302	19,742
Property and equipment	75,383	67,589
Operating lease assets	110,006	114,212
Inventory	11,251	18,493
Total deferred tax liabilities	217,942	220,036
Net deferred tax asset	$164,261	$89,842

 (1)    As discussed in Note 1(X), we adopted CECL during the first quarter of fiscal 2021. This adoption resulted in the recognition of a $48.7 million increase in net deferred tax assets as of March 1, 2020.

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2021, relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Balance at beginning of year	$30,865	$30,270	$28,685
Increases for tax positions of prior years	188	3,493	2,035
Decreases for tax positions of prior years	(4,468)	(2,913)	(266)
Increases based on tax positions related to the current year	3,634	4,170	2,498
Settlements	(4)	(326)	(44)
Lapse of statute	(1,218)	(3,829)	(2,638)
Balance at end of year	$28,997	$30,865	$30,270

As of February 28, 2021, we had $29.0 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 29, 2020, we had $30.9 million of gross unrecognized tax benefits, $9.2 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2019, we had $30.3 million of gross unrecognized tax benefits, $10.7 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $4.7 million, $4.0 million and $3.2 million as of February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2016.

10.BENEFIT PLANS
(A)Retirement Benefit Plans
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

Benefit Plan Information

	As of February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2021	2020	2021	2020	2021	2020
Plan assets	$209,773	$168,835	$—	$—	$209,773	$168,835
Projected benefit obligation	295,930	298,441	12,062	12,498	307,992	310,939
Funded status recognized	$(86,157)	$(129,606)	$(12,062)	$(12,498)	$(98,219)	$(142,104)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(639)	$(615)	$(639)	$(615)
Noncurrent liability	(86,157)	(129,606)	(11,423)	(11,883)	(97,580)	(141,489)
Net amount recognized	$(86,157)	$(129,606)	$(12,062)	$(12,498)	$(98,219)	$(142,104)

	Pension Plan			Restoration Plan			Total
(In thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total net pension (benefit) expense	(1,378)	(1,595)	(681)	433	488	474	(945)	(1,107)	(207)
Total net actuarial (gain) loss (1)	(33,703)	67,385	4,478	(210)	1,476	82	(33,913)	68,861	4,560

(1)     Changes recognized in Accumulated Other Comprehensive Loss.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2021 or 2020. Employer contributions, which increase plan assets, were $4.6 million in fiscal 2021; there were no contributions in fiscal 2020. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2022, we anticipate that $3.4 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  Estimated actuarial losses to be amortized from accumulated other comprehensive loss for the restoration plan are not expected to be significant.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We do not expect to make any contributions to the pension plan in fiscal 2022. We expect the pension plan to make benefit payments of approximately $5.7 million for each of the next three fiscal years, and $7.0 million for each of the subsequent two fiscal years.

For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.6 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28 or 29
	Pension Plan		Restoration Plan
	2021	2020	2021	2020
Discount rate	2.95%	2.85%	2.95%	2.85%

Assumptions Used to Determine Net Pension Expense

	As of February 28 or 29
	Pension Plan			Restoration Plan
	2021	2020	2019	2021	2020	2019
Discount rate	2.85%	4.20%	4.10%	2.85%	4.20%	4.10%
Expected rate of return on plan assets	7.75%	7.75%	7.75%	—%	—%	—%

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
Fair Value of Plan Assets

	As of February 28 or 29
(In thousands)	2021	2020
Mutual funds (Level 1):
Equity securities – international	$25,741	$20,410
Collective funds (NAV):
Short-term investments	1,633	420
Equity securities	131,039	104,823
Fixed income securities	51,360	43,182
Total	$209,773	$168,835

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of both collective funds and mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2022.

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

(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $48.5 million in fiscal 2021, $47.4 million in fiscal 2020 and $42.3 million in fiscal 2019.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2021, fiscal 2020 and fiscal 2019.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2021, fiscal 2020 and fiscal 2019.

11.DEBT

(In thousands)		As of February 28 or 29
Debt Description (1)	Maturity Date	2021	2020
Revolving credit facility (2)	June 2024	$—	$452,740
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	533,578	536,739
Non-recourse notes payable	Various dates through November 2027	13,764,808	13,613,272
Total debt		15,098,386	15,402,751
Less: current portion		(452,579)	(433,456)
Less: unamortized debt issuance costs		(25,888)	(25,240)
Long-term debt, net		$14,619,919	$14,944,055

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on LIBOR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility.  Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 28, 2021, the unused capacity of $1.45 billion was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.74% in fiscal 2021, 3.23% in fiscal 2020 and 3.50% in fiscal 2019.

Term Loan.  Borrowings under our $300 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 1.02% as of February 28, 2021, and the loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Future maturities of financing obligations were as follows:

(In thousands)	As of February 28, 2021
Fiscal 2022	$53,129
Fiscal 2023	53,780
Fiscal 2024	56,075
Fiscal 2025	54,747
Fiscal 2026	57,943
Thereafter	845,920
Total payments	1,121,594
Less: interest	(588,016)
Present value of financing obligations	$533,578

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through November 2027, but may mature earlier, depending upon repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of February 28, 2021 are as follows:

(in billions)	Capacity
Warehouse facilities:
August 2021 expiration	$1.40
September 2021 expiration	0.18
February 2022 expiration	2.35
Combined warehouse facility limit	$3.93
Unused capacity	$1.61

Non-recourse notes payable outstanding:
Warehouse facilities	$2.31
Asset-backed term funding transactions	11.45
Non-recourse notes payable	$13.76

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2021, fiscal 2020 and fiscal 2019, we capitalized interest of $3.3 million, $7.0 million, and $6.4 million, respectively.

Financial Covenants. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2021, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

12.STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B) Share Repurchase Program
As of February 28, 2021, a total of $2 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.34 billion remained available for repurchase. In March 2020, our current stock repurchase program was suspended. The repurchase authorization remained effective and the program resumed in September 2020.

 Common Stock Repurchases

	Years Ended February 28 or 29
	2021	2020	2019
Number of shares repurchased (in thousands)	2,379.8	6,971.1	13,634.7
Average cost per share	$90.87	$80.56	$66.22
Available for repurchase, as of end of year (in millions)	$1,336.1	$1,552.3	$2,113.9

(C)Stock Incentive Plans
We maintain long-term incentive plans for management, certain employees and the nonemployee members of our board.  The plans allow for the granting of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

As of February 28, 2021, a total of 60,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 7,734,437 as of that date.

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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period.  For RSUs granted in fiscal 2021, conversion generally occurs annually in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2018 grants, the conversion ratio is based on the company reaching certain target levels set by the board for cumulative three-year pretax diluted earnings per share at the end of the three-year period, with the resulting quotient subject to meeting a minimum 25% threshold and capped at 200%; based on the company’s results for the three-year period, the board certified a performance adjustment factor of 119%. For the fiscal 2020 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. For the first-year period, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. The board certified a performance adjustment factor of 117% for the first-year period. For the second- and third-year periods, the remaining awarded 42,099 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set. The grant date fair values are based on the volume-weighted average prices of our common stock on the grant dates. PSUs do not have voting rights. No PSUs were awarded in fiscal 2021. As of February 28, 2021, 21,053 units were outstanding at a weighted average grant date fair value per share of $78.61.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2021, 56,921 units were outstanding at a weighted average grant date fair value of $82.23.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of February 28, 2021, there were 5,591 shares outstanding at a grant date value of $89.41.

Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 2,425,936 shares remaining available for issuance under the plan as of February 28, 2021. Associate contributions are limited to 10% of eligible compensation, up to a maximum that was increased in January 2020 from $7,500 per year to $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 202,085 shares at an average price per share of $87.41 during fiscal 2021, 174,325 shares at an average price per share of $85.64 during fiscal 2020 and 185,856 shares at an average price per share of $67.66 during fiscal 2019.

(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Cost of sales	$6,805	$6,382	$2,952
CarMax Auto Finance income	5,657	4,940	3,804
Selling, general and administrative expenses	111,749	99,435	69,928
Share-based compensation expense, before income taxes	$124,211	$110,757	$76,684

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Nonqualified stock options	$31,500	$30,166	$29,992
Cash-settled restricted stock units (RSUs)	72,243	60,739	29,141
Stock-settled market stock units (MSUs)	15,596	12,874	12,683
Other share-based incentives:
Stock-settled performance stock units (PSUs)	489	2,559	1,733
Stock-settled deferred stock units (DSUs)	1,925	2,500	1,155
Restricted stock (RSAs)	147	23	307
Employee stock purchase plan	2,311	1,896	1,673
Total other share-based incentives	4,872	6,978	4,868
Share-based compensation expense, before income taxes	$124,211	$110,757	$76,684

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2021
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$44.0	2.1
Stock-settled market stock units	14.9	1.2
Other share-based incentives:
Stock-settled performance stock units	0.5	1.2
Stock-settled deferred stock units	—	—
Restricted stock	0.2	2.0
Total other share-based incentives	0.7	1.4
Total	$59.6	1.9

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2021, February 29, 2020 or February 28, 2019.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2020	6,994	$64.85
Options granted	1,607	71.56
Options exercised	(2,306)	62.06
Options forfeited or expired	(29)	70.39
Outstanding as of February 28, 2021	6,266	$67.57	4.5	$325,425

Exercisable as of February 28, 2021	2,390	$62.58	3.5	$136,083

Stock Option Information

	Years Ended February 28 or 29
	2021	2020	2019
Options granted	1,607,401	1,601,489	1,745,497
Weighted average grant date fair value per share	$22.80	$22.10	$18.75
Cash received from options exercised (in millions)	$143.1	$124.4	$58.1
Intrinsic value of options exercised (in millions)	$94.0	$78.6	$37.1
Realized tax benefits (in millions)	$25.5	$21.8	$10.2

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

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2021			2020			2019
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	36.1%	-	56.1%	26.8%	-	32.6%	26.1%	-	34.1%
Weighted average expected volatility			38.2%			29.2%			29.1%
Risk-free interest rate (2)	0.1%	-	0.7%	1.5%	-	2.4%	1.7%	-	3.0%
Expected term (in years) (3)			4.6			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2020	1,557	$66.85
Stock units granted	670	71.09
Stock units vested and converted	(525)	59.25
Stock units cancelled	(96)	70.59
Outstanding as of February 28, 2021	1,606	$70.88

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2021	2020	2019
Stock units granted	669,937	562,321	629,942
Initial weighted average grant date fair value per share	$71.09	$78.62	$63.07
Payments (before payroll tax withholdings) upon
vesting (in millions)	$38.1	$37.8	$21.0
Realized tax benefits (in millions)	$10.5	$10.5	$5.8

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2021
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2022	$32,426	$86,470
Fiscal 2023	36,241	96,642
Fiscal 2024	9,687	25,831
Total expected cash settlements	$78,354	$208,943

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2020	477	$84.05
Stock units granted	200	93.82
Stock units vested and converted	(149)	74.17
Stock units cancelled	(8)	91.00
Outstanding as of February 28, 2021	520	$90.53

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2021	2020	2019
Stock units granted	199,916	131,311	205,868
Weighted average grant date fair value per share	$93.82	$98.67	$82.09
Realized tax benefits (in millions)	$3.2	$4.0	$1.4

13.NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2021	2020	2019
Net earnings	$746,919	$888,433	$842,413

Weighted average common shares outstanding	163,183	164,836	174,463
Dilutive potential common shares:
Stock options	1,543	1,580	1,028
Stock-settled restricted stock units	407	404	393
Weighted average common shares and dilutive
potential common shares	165,133	166,820	175,884

Basic net earnings per share	$4.58	$5.39	$4.83
Diluted net earnings per share	$4.52	$5.33	$4.79

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2021, fiscal 2020 and fiscal 2019, options to purchase 1,131,764 shares, 1,355,679 shares and 4,009,566 shares of common stock, respectively, were not included.

14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2018	$(68,497)	$14,185	$(54,312)
Other comprehensive loss before reclassifications	(3,459)	(6,703)	(10,162)
Amounts reclassified from accumulated other
comprehensive loss	1,478	(5,014)	(3,536)
Other comprehensive loss	(1,981)	(11,717)	(13,698)
Balance as of February 28, 2019	(70,478)	2,468	(68,010)
Other comprehensive loss before reclassifications	(52,254)	(34,631)	(86,885)
Amounts reclassified from accumulated other
comprehensive loss	1,430	3,394	4,824
Other comprehensive loss	(50,824)	(31,237)	(82,061)
Balance as of February 29, 2020	(121,302)	(28,769)	(150,071)
Other comprehensive income (loss) before reclassifications	25,729	(12,616)	13,113
Amounts reclassified from accumulated other
comprehensive loss	2,911	15,356	18,267
Other comprehensive income	28,640	2,740	31,380
Balance as of February 28, 2021	$(92,662)	$(26,029)	$(118,691)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Retirement Benefit Plans (Note 10):
Actuarial gain (loss) arising during the year	$33,913	$(68,861)	$(4,560)
Tax (expense) benefit	(8,184)	16,607	1,101
Actuarial gain (loss) arising during the year, net of tax	25,729	(52,254)	(3,459)
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	1,617	797	812
CarMax Auto Finance income	108	49	51
Selling, general and administrative expenses	2,112	1,028	1,086
Total amortization reclassifications recognized in net pension expense	3,837	1,874	1,949
Tax expense	(926)	(444)	(471)
Amortization reclassifications recognized in net
pension expense, net of tax	2,911	1,430	1,478
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	28,640	(50,824)	(1,981)

Cash Flow Hedges (Note 5):
Changes in fair value	(17,122)	(47,083)	(9,103)
Tax benefit	4,506	12,452	2,400
Changes in fair value, net of tax	(12,616)	(34,631)	(6,703)
Reclassifications to CarMax Auto Finance income	20,841	4,614	(6,809)
Tax (expense) benefit	(5,485)	(1,220)	1,795
Reclassification of hedge losses (gains), net of tax	15,356	3,394	(5,014)
Net change in cash flow hedge unrecognized losses, net of tax	2,740	(31,237)	(11,717)
Total other comprehensive income (loss), net of tax	$31,380	$(82,061)	$(13,698)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $38.7 million as of February 28, 2021 and $48.8 million as of February 29, 2020.

15.LEASE COMMITMENTS
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
The components of lease expense were as follows:

	Years Ended February 28 or 29
(In thousands)	2021	2020
Operating lease cost (1)	$57,325	$57,656
Finance lease cost:
Depreciation of lease assets	8,362	5,769
Interest on lease liabilities	10,724	7,678
Total finance lease cost	19,086	13,447
Total lease cost	$76,411	$71,103

(1)     Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 28 or 29
(In thousands)	Classification	2021	2020
Assets:
Operating lease assets	Operating lease assets	$431,652	$449,094
Finance lease assets	Property and equipment, net (1)	109,665	75,320
Total lease assets		$541,317	$524,414
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,953	$30,980
Finance leases	Accrued expenses and other current liabilities	9,422	5,066
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	423,618	440,671
Finance leases	Other liabilities	120,094	79,327
Total lease liabilities		$584,087	$556,044

(1)     Finance lease assets are recorded net of accumulated depreciation of $17.5 million as of February 28, 2021 and $9.1 million as of February 29, 2020.

Lease term and discount rate information related to leases was as follows:

	As of February 28 or 29
Lease Term and Discount Rate	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	19.37	19.98
Finance leases	13.56	13.55

Weighted Average Discount Rate
Operating leases	5.36%	5.40%
Finance leases	15.09%	10.32%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 28 or 29
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,762	$57,145
Operating cash flows from finance leases	$8,517	$4,027
Financing cash flows from finance leases	$7,424	$4,151

Lease assets obtained in exchange for lease obligations:
Operating leases	$14,010	$27,136
Finance leases	$45,857	$53,111

Maturities of lease liabilities were as follows:

	As of February 28, 2021
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2022	$53,378	$21,974
Fiscal 2023	51,167	23,776
Fiscal 2024	50,293	26,599
Fiscal 2025	49,197	23,310
Fiscal 2026	43,359	23,881
Thereafter	529,331	190,869
Total lease payments	776,725	310,409
Less: interest	(322,154)	(180,893)
Present value of lease liabilities	$454,571	$129,516

(1) Lease payments exclude $36.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

16.SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2021	2020	2019
Cash paid for interest	$86,437	$85,607	$74,204
Cash paid for income taxes	$247,748	$286,008	$220,669
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(25,595)	$3,840	$(3,066)
Increase in financing obligations	$4,726	$48,942	$35,848
See Note 15 for supplemental cash flow information related to leases.

17.COMMITMENTS AND CONTINGENCIES
(A)Litigation
CarMax entities were defendants in four proceedings asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage; provide meal periods and rest breaks; pay statutory/contractual wages; reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. On September 4, 2015, Craig Weiss et al., v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of California, County of Placer. The Weiss lawsuit seeks civil penalties, fines, cost of suit, and the recovery of attorneys’ fees. On June 29, 2016, Ryan Gomez et al. v. CarMax Auto Superstores California, LLC, and CarMax Auto Superstores West Coast, Inc., a putative class action, was filed in the Superior Court of the State of California, Los Angeles.

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

In fiscal 2021, CarMax reached a global agreement settling the Weiss, Gomez and McElhannon lawsuits on a class basis. The settlement agreement was approved by the Superior Court of California, County of Placer on December 10, 2020. The monetary settlement under this agreement was for an immaterial amount.

The Sabanovich lawsuit was not included in the global settlement agreement. Based upon our evaluation of information currently available, we believe that the ultimate resolution of the Sabanovich lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

As previously reported, the company cooperated with representatives from multiple California municipality district attorney offices in an inquiry by those offices into the handling, storage and disposal of certain types of hazardous waste at our store locations in those municipalities. CarMax and the district attorney offices reached a settlement agreement, which was entered and approved by the Superior Court of California, County of Orange on June 8, 2020. The settlement included an immaterial monetary payment covering penalties, costs, and supplemental environmental projects as well as certain injunctive relief.

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

(B)Other Matters
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
As part of our customer service strategy, we guarantee the used vehicles we sell at retail with a 90-day/4,000-mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $15.2 million as of February 28, 2021 and $10.5 million as of February 29, 2020, and is included in accrued expenses and other current liabilities.

At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2021, we have material purchase obligations of $141.2 million, of which $68.0 million are expected to be fulfilled in fiscal 2022.

18.     SUBSEQUENT EVENTS
In March 2021, we signed a definitive agreement to acquire Edmunds, one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations. With this acquisition, CarMax will enhance its digital capabilities and further strengthen its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds will continue to operate independently and will remain focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition will allow both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, our unparalleled national scale and infrastructure, and the combined talent of both businesses. We expect to pay for the transaction with a combination of cash and equity for a purchase price that implies an enterprise value of $404 million, inclusive of our initial investment. The transaction is subject to certain conditions to close typical for a transaction of this nature. We anticipate this transaction will close in June 2021 and expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We continue to monitor for and assess any effects the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

PART III
With the exception of the information incorporated by reference from our 2021 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2021 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2021 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2021 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2021 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2021 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2021 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the subsection titled “CarMax Share Ownership” in our 2021 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2021 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2021 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2021 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2021 Proxy Statement.
PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

1.Financial Statements.  All financial statements as set forth under Item 8 of this Form 10-K.

2.Financial Statement Schedules.  Schedules have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the Consolidated Financial Statements and Notes thereto.

3.Exhibits:

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as amended and restated April 28, 2020, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed May 1, 2020 (File No. 1-31420), is incorporated by this reference.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference.

10.1	CarMax, Inc. Severance Agreement for Executive Officer, dated September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.2	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.3	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.4	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.5	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and William C. Wood, Jr., filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.6	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.7	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.8	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2017, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference. *

10.10	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.11	CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.12	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.13	CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.14	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2020, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 7, 2020 (File No. 1-31420), is incorporated by this reference.

10.15	Credit Agreement, dated August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), is incorporated by this reference.

10.16	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.17	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.18	Amended Notice of Market Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.19	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.6 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.20	Amended Notice of Performance Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.7 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.21	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.23	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.24	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.25	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.26	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.27	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.28	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.29	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.30	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.31	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.32	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.33	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.34	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.35	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.36	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.37	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.38	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.39	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.40	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed April 28, 2006 (File No. 1-31420), is incorporated by this reference. *

10.41	Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.42	Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.43	Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.44	Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.45	Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.46	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.47	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.48	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.49	Consulting Agreement, dated June 27, 2018, between CarMax, Inc. and William C. Wood Jr., filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 29, 2018 (File No. 1-31420), is incorporated by this reference.*

10.50	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.51	CarMax, Inc. Severance Agreement for Executive Officer, dated April 23, 2017, between CarMax, Inc. and James Lyski, filed as Exhibit 10.51 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

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

10.55	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.56	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.57	Consulting Agreement, dated December 21, 2020, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2021 (File No. 1-31420), is incorporated by this reference. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ ENRIQUE N. MAYOR-MORA
	William D. Nash		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	April 20, 2021		April 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 20, 2021	April 20, 2021

/s/ ENRIQUE N. MAYOR-MORA	/s/ ROBERT J. HOMBACH *
Enrique N. Mayor-Mora	Robert J. Hombach
Senior Vice President and Chief Financial Officer	Director
April 20, 2021	April 20, 2021

/s/ JILL A. LIVESAY	/s/ DAVID W. MCCREIGHT *
Jill A. Livesay	David W. McCreight
Vice President and Chief Accounting Officer	Director
April 20, 2021	April 20, 2021

/s/ PETER J. BENSEN *	/s/ MARK F. O’NEIL *
Peter J. Bensen	Mark F. O’Neil
Director	Director
April 20, 2021	April 20, 2021

/s/ RONALD E. BLAYLOCK *	/s/ PIETRO SATRIANO *
Ronald E. Blaylock	Pietro Satriano
Director	Director
April 20, 2021	April 20, 2021

/s/ SONA CHAWLA *	/s/ MARCELLA SHINDER *
Sona Chawla	Marcella Shinder
Director	Director
April 20, 2021	April 20, 2021

/s/ THOMAS J. FOLLIARD *	/s/ MITCHELL D. STEENROD *
Thomas J. Folliard	Mitchell D. Steenrod
Director	Director
April 20, 2021	April 20, 2021

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors and officers of the company are included as Exhibit 24.1.