Form 10-Q
period 2021-05-31
CARMAX INC
filed 2021-06-28
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 24, 2021
Common Stock, par value $0.50	162,935,057

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2021 and 2020	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2021 and 2020	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2021 and February 28, 2021	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2021 and 2020	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2021 and 2020	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 6.	Exhibits	47

SIGNATURES			48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2021	%(1)	2020	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,157,344	80.0	$2,786,202	86.3
Wholesale vehicle sales	1,374,357	17.9	342,852	10.6
Other sales and revenues	165,898	2.2	99,728	3.1
NET SALES AND OPERATING REVENUES	7,697,599	100.0	3,228,782	100.0
COST OF SALES:
Used vehicle cost of sales	5,560,337	72.2	2,524,676	78.2
Wholesale vehicle cost of sales	1,188,513	15.4	280,922	8.7
Other cost of sales	24,240	0.3	69,001	2.1
TOTAL COST OF SALES	6,773,090	88.0	2,874,599	89.0
GROSS PROFIT	924,509	12.0	354,183	11.0
CARMAX AUTO FINANCE INCOME	241,731	3.1	50,950	1.6
Selling, general and administrative expenses	554,069	7.2	324,891	10.1
Depreciation and amortization	49,890	0.6	48,825	1.5
Interest expense	20,534	0.3	23,958	0.7
Other (income) expense	(25,577)	(0.3)	3,295	0.1
Earnings before income taxes	567,324	7.4	4,164	0.1
Income tax provision	130,568	1.7	(814)	—
NET EARNINGS	$436,756	5.7	$4,978	0.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	163,151		162,673
Diluted	166,295		163,537
NET EARNINGS PER SHARE:
Basic	$2.68		$0.03
Diluted	$2.63		$0.03

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2021	2020
NET EARNINGS	$436,756	$4,978
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	659	728
Net change in cash flow hedge unrecognized losses	2,278	(16,062)
Other comprehensive income (loss), net of taxes	2,937	(15,334)
TOTAL COMPREHENSIVE INCOME (LOSS)	$439,693	$(10,356)

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,954	$132,319
Restricted cash from collections on auto loans receivable	549,578	496,415
Accounts receivable, net	413,219	239,070
Inventory	3,248,849	3,157,159
Other current assets	101,005	91,833
TOTAL CURRENT ASSETS	4,690,605	4,116,796
Auto loans receivable, net of allowance for loan losses of $379,481 and $411,150 as of May 31, 2021 and February 28, 2021, respectively	14,159,044	13,489,819
Property and equipment, net of accumulated depreciation of $1,452,335 and $1,414,264 as of May 31, 2021 and February 28, 2021, respectively	3,076,173	3,055,563
Deferred income taxes	138,487	164,261
Operating lease assets	453,851	431,652
Other assets	314,729	283,450
TOTAL ASSETS	$22,832,889	$21,541,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,058,005	$799,333
Accrued expenses and other current liabilities	401,043	415,465
Accrued income taxes	96,624	218
Current portion of operating lease liabilities	30,836	30,953
Current portion of long-term debt	10,210	9,927
Current portion of non-recourse notes payable	496,669	442,652
TOTAL CURRENT LIABILITIES	2,093,387	1,698,548
Long-term debt, excluding current portion	1,320,208	1,322,415
Non-recourse notes payable, excluding current portion	13,840,787	13,297,504
Operating lease liabilities, excluding current portion	446,497	423,618
Other liabilities	428,529	434,843
TOTAL LIABILITIES	18,129,408	17,176,928

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 162,802,762 and 163,172,333 shares issued and outstanding as of May 31, 2021 and February 28, 2021, respectively	81,401	81,586
Capital in excess of par value	1,527,876	1,513,821
Accumulated other comprehensive loss	(115,754)	(118,691)
Retained earnings	3,209,958	2,887,897
TOTAL SHAREHOLDERS’ EQUITY	4,703,481	4,364,613
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,832,889	$21,541,541

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net earnings	$436,756	$4,978
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	62,356	58,340
Share-based compensation expense	41,074	25,057
Provision for loan losses	(24,375)	122,018
Provision for cancellation reserves	34,128	13,552
Deferred income tax provision	24,751	25,041
Other	(21,037)	5,386
Net (increase) decrease in:
Accounts receivable, net	(174,149)	46,072
Inventory	(91,690)	946,986
Other current assets	(9,873)	(13,769)
Auto loans receivable, net	(644,850)	433,044
Other assets	(2,853)	(3,247)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	315,784	(382,102)
Other liabilities	(57,905)	(31,797)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(111,883)	1,249,559
INVESTING ACTIVITIES:
Capital expenditures	(59,145)	(62,871)
Proceeds from sale of business	617	—
Purchases of investments	(4,701)	(2,369)
Sales and returns of investments	86	168
NET CASH USED IN INVESTING ACTIVITIES	(63,143)	(65,072)
FINANCING ACTIVITIES:
Increase in short-term debt, net	—	46
Proceeds from issuances of long-term debt	388,600	977,500
Payments on long-term debt	(391,235)	(1,062,578)
Cash paid for debt issuance costs	(3,910)	(2,610)
Payments on finance lease obligations	(2,789)	(1,370)
Issuances of non-recourse notes payable	3,610,819	1,982,000
Payments on non-recourse notes payable	(3,014,131)	(2,420,291)
Repurchase and retirement of common stock	(133,838)	(54,140)
Equity issuances	21,589	1,706
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	475,105	(579,737)
Increase in cash, cash equivalents, and restricted cash	300,079	604,750
Cash, cash equivalents, and restricted cash at beginning of year	771,947	656,390
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,072,026	$1,261,140

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$377,954	$658,022
Restricted cash from collections on auto loans receivable	549,578	480,565
Restricted cash included in other assets	144,494	122,553
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,072,026	$1,261,140

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2021
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613
Net earnings	—	—	—	436,756	—	436,756
Other comprehensive income	—	—	—	—	2,937	2,937
Share-based compensation expense	—	—	20,102	—	—	20,102
Repurchases of common stock	(998)	(499)	(9,348)	(114,695)	—	(124,542)
Exercise of common stock options	375	187	21,403	—	—	21,590
Stock incentive plans, net shares issued	254	127	(18,102)	—	—	(17,975)
Balance as of May 31, 2021	162,803	$81,401	$1,527,876	$3,209,958	$(115,754)	$4,703,481

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2020
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 29, 2020	163,081	$81,541	$1,348,988	$2,488,417	$(150,071)	$3,768,875
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Net earnings	—	—	—	4,978	—	4,978
Other comprehensive loss	—	—	—	—	(15,334)	(15,334)
Share-based compensation expense	—	—	17,652	—	—	17,652
Repurchases of common stock	(515)	(258)	(4,271)	(36,180)	—	(40,709)
Exercise of common stock options	35	18	1,688	—	—	1,706
Stock incentive plans, net shares issued	154	77	(5,629)	—	—	(5,552)
Balance as of May 31, 2020	162,755	$81,378	$1,358,428	$2,303,909	$(165,405)	$3,578,310

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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021 (the “2021 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2021 Annual Report.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  In particular, the novel coronavirus (“COVID-19”) pandemic continues to have an adverse impact on global economic conditions and may impact future estimates including, but not limited to, our allowance for loan losses, inventory valuations, fair value measurements, downward adjustments to investments in equity securities, asset impairment charges, the effectiveness of the company’s hedging instruments, deferred tax valuation allowances, cancellation reserves, actuarial losses on our retirement benefit plans and discount rate assumptions.

Depreciation and amortization previously included in selling, general, and administrative expenses is now separately presented on the consolidated statements of earnings. Prior period amounts have been reclassified to conform to the current period’s presentation. Depreciation and amortization related to other areas of our business, including cost of sales and CAF, is included in its respective line item on the consolidated statements of earnings. Certain other prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

Recent Accounting Pronouncements.
Adopted in the Current Period.
In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2019-12) related to simplifying the accounting for income taxes. We adopted this pronouncement for our fiscal year beginning March 1, 2021, and it did not have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2021	2020
Used vehicle sales	$6,157.3	$2,786.2
Wholesale vehicle sales	1,374.4	342.9
Other sales and revenues:
Extended protection plan revenues	134.2	73.4
Third-party finance fees, net	(4.6)	(10.7)
Service revenues	22.2	19.5
Other	14.1	17.5
Total other sales and revenues	165.9	99.7
Total net sales and operating revenues	$7,697.6	$3,228.8

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30-day/1,500 mile, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000 mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 15 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of May 31, 2021 and February 28, 2021, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Other Revenues. Other revenues consist primarily of new vehicle sales at our new car franchise location and sales of accessories. Revenue in this category is recognized upon transfer of control to the customer.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$310.3	8.8	$282.5	8.4
Interest expense	(65.8)	(1.9)	(84.6)	(2.5)
Total interest margin	244.5	6.9	197.9	5.9
Provision for loan losses	24.4	0.7	(122.0)	(3.6)
Total interest margin after provision for loan losses	268.9	7.6	75.9	2.3

Total other expense	—	—	(1.9)	(0.1)

Direct expenses:
Payroll and fringe benefit expense	(12.6)	(0.4)	(11.2)	(0.3)
Depreciation and amortization	(0.2)	—	(0.2)	—
Other direct expenses	(14.4)	(0.4)	(11.6)	(0.3)
Total direct expenses	(27.2)	(0.8)	(23.0)	(0.7)
CarMax Auto Finance income	$241.7	6.8	$51.0	1.5

Total average managed receivables	$14,148.7		$13,408.5

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $14.36 billion as of May 31, 2021 and $13.76 billion as of February 28, 2021. See Note 9 for additional information on non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of May 31	As of February 28
(In millions)	2021	2021
Asset-backed term funding	$11,007.9	$11,008.3
Warehouse facilities	2,856.9	2,314.1
Overcollateralization (1)	391.3	345.2
Other managed receivables (2)	209.8	179.6
Total ending managed receivables	14,465.9	13,847.2
Accrued interest and fees	67.9	57.4
Other	4.7	(3.7)
Less: allowance for loan losses	(379.5)	(411.1)
Auto loans receivable, net	$14,159.0	$13,489.8

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

Ending Managed Receivables by Major Credit Grade

	As of May 31, 2021
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
A	$1,107.2	$2,481.5	$1,890.9	$974.8	$453.2	$150.9	$7,058.5	48.8
B	891.8	1,802.0	1,261.5	752.7	392.7	172.3	5,273.0	36.4
C and other	407.4	719.4	480.6	279.1	151.1	96.8	2,134.4	14.8
Total ending managed receivables	$2,406.4	$5,002.9	$3,633.0	$2,006.6	$997.0	$420.0	$14,465.9	100.0

	As of February 28, 2021
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$2,782.0	$2,146.5	$1,146.7	$568.9	$199.6	$30.4	$6,874.1	49.6
B	1,993.6	1,424.5	870.1	476.0	195.5	49.2	5,008.9	36.2
C and other	786.1	541.6	320.4	182.0	99.8	34.3	1,964.2	14.2
Total ending managed receivables	$5,561.7	$4,112.6	$2,337.2	$1,226.9	$494.9	$113.9	$13,847.2	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at May 31, 2021 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association (“NADA”) used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.

Allowance for Loan Losses

	Three Months Ended May 31
(In millions)	2021	% (1)	2020	% (1)
Balance as of beginning of period	$411.1	2.97	$157.8	1.16
Adoption of CECL	—		202.0
Adjusted balance as of beginning of period	411.1	2.97	359.8	2.64
Charge-offs	(41.8)		(70.7)
Recoveries (2)	34.6		26.1
Provision for loan losses	(24.4)		122.0
Balance as of end of period (3)	$379.5	2.62	$437.2	3.32

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.
(3)    The allowance for loan losses primarily relates to estimated losses on CAF’s core receivables; $31.4 million and $31.8 million of the total allowance relates to the outstanding CAF Tier 3 loan balances as of May 31, 2021 and February 28, 2021, respectively.

During the first quarter of fiscal 2022, the allowance for loan losses decreased $31.6 million, primarily reflecting significant favorable loan loss experience as well as continued improvements in the macroeconomic environment. Although net charge-offs remained low in the first quarter, the future impact of the COVID-19 environment on credit losses remains uncertain. As a result, we determined that the quantitative loss rates should be qualitatively adjusted to reflect future loss performance from potential customer hardship and to mitigate the quantitative impact of recent favorable loss performance, as we do not believe that recent favorable loss performance is consistent with our best estimate of expected future losses. The allowance for loan losses as of May 31, 2021 reflects both the positive customer payment behavior compared to historical experience recently observed as well as the unpredictability of the current macroeconomic environment.

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

Past Due Receivables

	As of May 31, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$7,038.9	$5,143.3	$1,980.4	$14,162.6	97.90
Delinquent loans:
31-60 days past due	12.2	86.2	100.2	198.6	1.37
61-90 days past due	5.7	34.6	44.4	84.7	0.59
Greater than 90 days past due	1.7	8.9	9.4	20.0	0.14
Total past due	19.6	129.7	154.0	303.3	2.10
Total ending managed receivables	$7,058.5	$5,273.0	$2,134.4	$14,465.9	100.00

	As of February 28, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,847.2	$4,840.3	$1,767.2	$13,454.7	97.17
Delinquent loans:
31-60 days past due	17.3	108.9	120.0	246.2	1.78
61-90 days past due	7.0	48.4	64.5	119.9	0.86
Greater than 90 days past due	2.6	11.3	12.5	26.4	0.19
Total past due	26.9	168.6	197.0	392.5	2.83
Total ending managed receivables	$6,874.1	$5,008.9	$1,964.2	$13,847.2	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $15.5 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2021, we recognized a loss of $0.3 million in CAF income representing these changes in fair value.

As of May 31, 2021 and February 28, 2021, we had interest rate swaps outstanding with a combined notional amount of $2.86 billion and $2.43 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2021 and February 28, 2021, we had interest rate swaps outstanding with notional amounts of $358.3 million and $255.2 million, respectively, that were not designated as a cash flow hedge.

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

Equity Investments.  Equity investments consist of publicly-traded equity securities. These investments, which are included in other assets, are measured using quoted share prices and are classified as Level 1.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,000,497	$—	$1,000,497
Mutual fund investments	26,671	—	26,671
Equity investments	40,939	—	40,939
Derivative instruments designated as hedges	—	732	732
Derivative instruments not designated as hedges	—	310	310
Total assets at fair value	$1,068,107	$1,042	$1,069,149

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	4.7%	—%	4.7%

Liabilities:
Derivative instruments designated as hedges	$—	$(7,322)	$(7,322)
Derivative instruments not designated as hedges	—	(151)	(151)
Total liabilities at fair value	$—	$(7,473)	$(7,473)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$685,585	$—	$685,585
Mutual fund investments	24,049	—	24,049
Derivative instruments designated as hedges	—	4,061	4,061
Derivative instruments not designated as hedges	—	501	501
Total assets at fair value	$709,634	$4,562	$714,196

Percent of total assets at fair value	99.4%	0.6%	100.0%
Percent of total assets	3.3%	—%	3.3%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,024)	$(6,024)
Total liabilities at fair value	$—	$(6,024)	$(6,024)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2021 and February 28, 2021, respectively, are as follows:

(In thousands)	As of May 31, 2021	As of February 28, 2021
Carrying value	$500,000	$500,000
Fair value	$556,559	$556,993

7. Cancellation Reserves

We recognize revenue for EPP products, on a net basis, at the time of sale. We also record a reserve, or refund liability, for estimated contract cancellations.  Cancellations of these services may result from early termination by the customer, or default or prepayment on the finance contract.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and the credit mix of the customer base.
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2021	2020
Balance as of beginning of period	$124.5	$117.9
Cancellations	(20.2)	(14.8)
Provision for future cancellations	34.1	13.6
Balance as of end of period	$138.4	$116.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2021 and February 28, 2021, the current portion of cancellation reserves was $53.2 million and $58.7 million, respectively.

8. Income Taxes

We had $28.9 million of gross unrecognized tax benefits as of May 31, 2021, and $29.0 million as of February 28, 2021.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2021.

9. Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$—	$—
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	531,583	533,578
Non-recourse notes payable	Various dates through March 2028	14,361,497	13,764,808
Total debt		15,693,080	15,098,386
Less: current portion		(506,879)	(452,579)
Less: unamortized debt issuance costs		(25,206)	(25,888)
Long-term debt, net		$15,160,995	$14,619,919

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of May 31, 2021, the unused capacity of $1.45 billion was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through March 2028, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles for non-recourse notes payable as of May 31, 2021, are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2021 expiration	$1.40
September 2021 expiration	0.18
February 2022 expiration	2.35
Combined warehouse facility limit	$3.93
Unused capacity	$1.07

Non-recourse notes payable outstanding:
Warehouse facilities	$2.86
Asset-backed term funding transactions	11.50
Non-recourse notes payable	$14.36

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2021 and 2020, we capitalized interest of $1.9 million and $0.9 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2021, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

10. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of May 31, 2021, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.21 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended
	May 31
	2021	2020
Number of shares repurchased (in thousands)	997.6	515.5
Average cost per share	$124.83	$78.96
Available for repurchase, as of end of period (in millions)	$1,211.5	$1,511.6

(B)Stock Incentive Plans
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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period.  RSUs granted in fiscal 2021 and later vest annually in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2020 and fiscal 2022 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board of directors at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. For the first-year period of the fiscal 2020 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified a performance adjustment factor of 117%. For the second-year period of the fiscal 2020 awards, the performance goals included quantitative and qualitative metrics including covenant compliance, market share and COVID-19 recovery; the board certified a performance adjustment factor of 100%. For the third-year period of the fiscal 2020 awards and the first-year period of the fiscal 2022 awards, the performance targets are based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. For the second- and third-year periods of the fiscal 2022 awards, the remaining awarded 25,397 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels have not been set. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. PSUs do not have voting rights. No PSUs were awarded in fiscal 2021. As of May 31, 2021, 75,845 granted units were outstanding at a weighted average grant date fair value per share of $118.72.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2021, 56,921 units were outstanding at a weighted average grant date fair value of $82.23.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2021, there were 5,591 shares outstanding at a grant date value of $89.41.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2021	2020
Cost of sales	$1,729	$679
CarMax Auto Finance income	1,708	1,270
Selling, general and administrative expenses	38,420	23,651
Share-based compensation expense, before income taxes	$41,857	$25,600

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2021	2020
Nonqualified stock options	$11,821	$11,619
Cash-settled restricted stock units (RSUs)	20,972	7,405
Stock-settled market stock units (MSUs)	4,845	5,846
Other share-based incentives:
Stock-settled performance stock units (PSUs)	3,394	153
Restricted stock (RSAs)	42	34
Stock-settled deferred stock units (DSUs)	—	—
Employee stock purchase plan	783	543
Total other share-based incentives	$4,219	$730
Share-based compensation expense, before income taxes	$41,857	$25,600

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2021
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$70.1	2.5
Stock-settled market stock units	23.8	1.8
Other share-based incentives:
Stock-settled performance stock units	4.5	1.3
Stock-settled deferred stock units	—	—
Restricted stock	0.2	1.7
Total other share-based incentives	$4.7	1.3
Total	$98.6	2.3

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2021 or 2020.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2021	6,266	$67.57
Options granted	917	$136.93
Options exercised	(375)	$57.60
Options forfeited or expired	(6)	$81.99
Outstanding as of May 31, 2021	6,802	$77.46	4.7	$382,783

Exercisable as of May 31, 2021	3,646	$65.49	3.8	$247,007

Stock Option Information

	Three Months Ended May 31
	2021	2020
Options granted	917,455	1,570,889
Weighted average grant date fair value per share	$42.33	$22.61
Cash received from options exercised (in millions)	$21.6	$1.7
Intrinsic value of options exercised (in millions)	$28.0	$0.9
Realized tax benefits (in millions)	$6.9	$0.2

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2021			2020
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	31.8%	-	37.0%	36.1%	-	56.1%
Weighted average expected volatility			36.2%			38.3%
Risk-free interest rate (2)	—%	-	1.3%	0.1%	-	0.5%
Expected term (in years) (3)			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2021	1,606	$70.88
Stock units granted	361	$136.94
Stock units vested and converted	(701)	$65.41
Stock units cancelled	(27)	$80.61
Outstanding as of May 31, 2021	1,239	$93.01

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2021	2020
Stock units granted	361,115	669,053
Initial weighted average grant date fair value per share	$136.94	$71.07
Payments (before payroll tax withholdings) upon vesting (in millions)	$89.8	$34.8
Realized tax benefits (in millions)	$24.6	$9.4

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2021
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2023	$45,337	$120,899
Fiscal 2024	18,834	50,225
Fiscal 2025	10,143	27,048
Total expected cash settlements	$74,314	$198,172

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2021	520	$90.53
Stock units granted	81	$178.31
Stock units vested and converted	(194)	$81.86
Stock units cancelled	(1)	$114.02
Outstanding as of May 31, 2021	406	$112.12

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2021	2020
Stock units granted	80,910	194,766
Weighted average grant date fair value per share	$178.31	$93.11
Realized tax benefits (in millions)	$10.9	$3.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2021	2020
Net earnings	$436,756	$4,978

Weighted average common shares outstanding	163,151	162,673
Dilutive potential common shares:
Stock options	2,529	527
Stock-settled stock units and awards	615	337
Weighted average common shares and dilutive potential common shares	166,295	163,537

Basic net earnings per share	$2.68	$0.03
Diluted net earnings per share	$2.63	$0.03

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2021 and 2020, options to purchase 289,140 shares and 4,258,269 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 28, 2021	$(92,662)	$(26,029)	$(118,691)
Other comprehensive loss before reclassifications	—	(1,478)	(1,478)
Amounts reclassified from accumulated other comprehensive loss	659	3,756	4,415
Other comprehensive income	659	2,278	2,937
Balance as of May 31, 2021	$(92,003)	$(23,751)	$(115,754)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2021	2020
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$357	$373
CarMax Auto Finance income	22	31
Selling, general and administrative expenses	489	555
Total amortization reclassifications recognized in net pension expense	868	959
Tax expense	(209)	(231)
Amortization reclassifications recognized in net pension expense, net of tax	659	728
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	659	728

Cash Flow Hedges (Note 5):
Changes in fair value	(2,006)	(24,862)
Tax benefit	528	6,575
Changes in fair value, net of tax	(1,478)	(18,287)
Reclassifications to CarMax Auto Finance income	5,098	3,025
Tax expense	(1,342)	(800)
Reclassification of hedge losses, net of tax	3,756	2,225
Net change in cash flow hedge unrecognized losses, net of tax	2,278	(16,062)
Total other comprehensive income (loss), net of tax	$2,937	$(15,334)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $37.7 million as of May 31, 2021 and $38.7 million as of February 28, 2021.

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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2021	2020
Operating lease cost (1)	$14,352	$14,384
Finance lease cost:
Depreciation of lease assets	3,142	1,655
Interest on lease liabilities	4,107	2,215
Total finance lease cost	7,249	3,870
Total lease cost	$21,601	$18,254

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 28
(In thousands)	Classification	2021	2021
Assets:
Operating lease assets	Operating lease assets	$453,851	$431,652
Finance lease assets	Property and equipment, net (1)	116,629	109,665
Total lease assets		$570,480	$541,317
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$30,836	$30,953
Finance leases	Accrued expenses and other current liabilities	9,806	9,422
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	446,497	423,618
Finance leases	Other liabilities	128,439	120,094
Total lease liabilities		$615,578	$584,087

(1) Finance lease assets are recorded net of accumulated depreciation of $20.6 million as of May 31, 2021 and $17.5 million as of February 28, 2021.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 28
Lease Term and Discount Rate	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	19.66	19.37
Finance leases	13.19	13.56

Weighted Average Discount Rate
Operating leases	5.28%	5.36%
Finance leases	14.73%	15.09%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,911	$14,217
Operating cash flows from finance leases	$2,699	$1,877
Financing cash flows from finance leases	$2,788	$1,370

Lease assets obtained in exchange for lease obligations:
Operating leases	$30,078	$2,335
Finance leases	$10,107	$4,859

Maturities of lease liabilities were as follows:

	As of May 31, 2021
(In thousands)	Operating Leases	Finance Leases
Fiscal 2022, remaining	$40,180	$17,379
Fiscal 2023	53,415	25,063
Fiscal 2024	52,195	27,945
Fiscal 2025	51,057	24,656
Fiscal 2026	45,166	25,228
Thereafter	571,473	196,489
Total lease payments	813,486	316,760
Less: interest	(336,153)	(178,515)
Present value of lease liabilities	$477,333	$138,245

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2021	2020
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$2,568	$(20,778)

See Note 13 for supplemental cash flow information related to leases.

15. Contingent Liabilities

Litigation.  On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Stanislaus asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage; provide meal periods and rest breaks; pay statutory/contractual wages; reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorney General Act claims. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. Based upon our evaluation of information currently available, we believe that the ultimate resolution of the Sabanovich lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $18.6 million as of May 31, 2021, and $15.2 million as of February 28, 2021, and is included in accrued expenses and other current liabilities.

16. Subsequent Events

On June 1, 2021, we completed the previously announced acquisition of Edmunds at an implied enterprise value of $404 million, inclusive of our initial investment. The consideration paid at closing included a combination of cash and shares of CarMax common stock. We expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021 (“fiscal 2021”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through contactless curbside pickup, available nationwide, or home delivery, available to most customers.

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

As of May 31, 2021, we operated 222 used car stores in 106 U.S. television markets, as well as 1 new car franchise.  As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.7% of our retail used vehicle unit sales in the first three months of fiscal 2022.  As of May 31, 2021, CAF serviced approximately 1,074,000 customer accounts in its $14.47 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first three months of fiscal 2022 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 is as follows:

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2021	Change from Three Months Ended May 31, 2020
Income statement information
Net sales and operating revenues	$7,697.6	138.4%
Gross profit	$924.5	161.0%
CAF income	$241.7	374.4%
Selling, general and administrative expenses	$554.1	70.5%
Net earnings	$436.8	8,673.7%
Unit sales information
Used unit sales	270,799	100.6%
Change in used unit sales in comparable stores	99.1%	N/A
Wholesale unit sales	181,389	186.6%
Per unit information
Used gross profit per unit	$2,205	13.8%
Wholesale gross profit per unit	$1,025	4.8%
SG&A as % of gross profit	59.9%	(31.8)%
Per share information
Net earnings per diluted share	$2.63	8,666.7%

Net earnings per diluted share during the first three months of fiscal 2021 included a one-time benefit of $0.18 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit. Refer to “Results of Operations” for further details on our revenues and profitability.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. Throughout fiscal 2021, many U.S. states and localities had shelter-in-place orders and occupancy restrictions, impacting the operations of our stores and consumer demand. As a result, our fiscal 2021 results were significantly impacted by the COVID-19 pandemic, primarily during the first quarter.

Although the immediate impact of COVID-19 has subsided, uncertainty continues. During the first quarter of fiscal 2022, states and localities were in the midst of a vaccine distribution program and easing certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers and shareholders.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity was used to fund the repurchase of common stock under our share repurchase program and our store growth.

Our current capital allocation strategy is to focus on our core business by investing in digital capabilities, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business and overall macroeconomic conditions, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

Strategic Update and Future Outlook
Since completing our omni-channel rollout in the second quarter of fiscal 2021, we now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We recognize the events over the past year have accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our emerging omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term.

With the completion of our omni-channel platform rollout, we are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on enabling self-service for all components of the sale. As of the end of the first quarter, approximately 40% of our customers were eligible to complete an online retail sale independently if they choose, up from 25% in the previous quarters. We are on track for most of our customers to have the ability to complete an online retail sale if they choose by the middle of fiscal 2022. In the first quarter of fiscal 2022, online retail sales accounted for 8% of retail unit sales. An online retail sale is defined as a sale where the customer completes all four of the following activities remotely: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and, creating an online sales order. Omni sales, defined as sales where customers complete at least one of the four activities listed above online, represented approximately 56% of retail sales, up from 51% in the previous quarter. This growing rate of customer adoption reinforces our belief in our omni-channel strategy.
Revenue from online transactions, defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, and wholesale sales where the winning bid was taken from an online bid, was $1.9 billion, or approximately 24% of net revenues in the first quarter of fiscal 2022.
In the fourth quarter of fiscal 2021, we completed the nationwide rollout of our online instant appraisal offer, which quickly provides customers an offer on their vehicle. This innovative experience allowed us to purchase over 163,000 vehicles online during the first quarter of fiscal 2022, which represents 48% of total buys from consumers. As a result of this offering, we believe we became the largest online buyer of used vehicles from consumers as well. We believe that our online appraisal offers provide us with the potential to approach or exceed the high end of our historical annual self-sufficiency rate of 36% to 41%. For the first quarter of fiscal 2022, our self-sufficiency rate was between 45% and 50%. In the first quarter of fiscal 2022, total vehicles purchased from consumers were 341,275, a 236% increase versus the first quarter of fiscal 2021 and a 77% increase versus the first quarter of fiscal 2020, strengthening our leadership position as the largest used vehicle buyer from consumers. At the end of the fourth quarter of fiscal 2021, we also launched a “penny perfect” transactable financing offer product in our online checkout process. With this enhancement, eligible customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store; we continue to enhance and further expand this product.

Our strategic investments in the near term will focus on our customer experience, vehicle acquisition and marketing. As we continue enhancing our online experience and offerings, we believe it is important to educate customers about our omni-

channel platform and to differentiate and elevate our brand. During the fourth quarter of fiscal 2021, we introduced the next phase of our national multi-media marketing campaign. As a result, marketing spend increased year-over-year in the first quarter of fiscal 2022. We expect our marketing spend to remain elevated in fiscal 2022 with per unit expenses similar to those experienced in the second half of fiscal 2021. We believe we are well positioned to gain market share through the promotion of our omni-channel platform and new product offerings such as our Love Your Car Guarantee.
Leveraging the enhanced omni-channel platform and advertising campaign discussed above, we implemented pricing and marketing tests in select markets during the fourth quarter of fiscal 2021 in an effort to proactively drive sales volume. Early results for these tests were positive, and we planned to continue these tests into the first quarter of fiscal 2022. Due to changing macroeconomic factors, including strong demand and inventory constraints, we paused these pricing tests in the first quarter of fiscal 2022. We will continue to monitor macroeconomic factors and pricing elasticity and will adjust our pricing accordingly to maximize unit sales and profitability. We expect our gross profit per used unit to remain above $2,000.
Our strategic investments extend to the acquisition of Edmunds, which we completed on June 1, 2021. The acquisition is the first in CarMax history, and adds one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations to the CarMax family. With this acquisition, CarMax enhances its digital capabilities and further strengthens its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds will continue to operate independently and will remain focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition will allow both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, our unparalleled national scale and infrastructure, and the combined talent of both businesses. We expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022, with potential for significant shareholder value creation over the longer term.
In order to execute our long-term strategy, we plan to continue to invest in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies, as well as marketing. We are also focused on ensuring we are efficient in our spend, targeting specific areas where we expect to achieve more efficiencies and leverage. This includes our CECs, which are maturing and becoming more efficient and effective. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. For fiscal 2022, we would expect to lever SG&A as a percentage of gross profit when our gross profit growth is in the range of 5% to 8% on a two-year stacked basis. In periods of investment, like fiscal 2022, we will need to be at the higher end of this two-year range to lever against fiscal 2021.
Over the next five years, we expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. As such, we have set the following long-term targets, which we are currently on track to achieve:
•Grow national market share of 0- to 10-year old vehicles to more than 5% by the end of calendar year 2025.
•Sell two million used vehicles per year by fiscal 2026 through our used and wholesale channels combined.
•Generate revenue of approximately $33 billion in fiscal 2026.

In calendar 2020, we estimate we sold approximately 4.3% of the age 0- to 10-year old vehicles sold in the comparable store markets in which we were operating and approximately 3.5% of the age 0- to 10-year old vehicles sold on a nationwide basis. Our strategy to increase our market share and achieve our other long-term targets includes focusing on:
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
•Utilizing advertising to educate customers about our omni-channel platform and to differentiate and elevate our brand.

As of May 31, 2021, we had used car stores located in 106 U.S. television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2022, we opened two stores, and during the remainder of the fiscal year we plan to open eight stores.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see "Critical Accounting Policies" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2021	2020	Change
Used vehicle sales	$6,157.3	$2,786.2	121.0%
Wholesale vehicle sales	1,374.4	342.9	300.9%
Other sales and revenues:
Extended protection plan revenues	134.2	73.4	83.0%
Third-party finance fees, net	(4.6)	(10.7)	57.2%
Other	36.3	37.0	(2.3)%
Total other sales and revenues	165.9	99.7	66.4%
Total net sales and operating revenues	$7,697.6	$3,228.8	138.4%

UNIT SALES

	Three Months Ended May 31
	2021	2020	Change
Used vehicles	270,799	135,028	100.6%
Wholesale vehicles	181,389	63,295	186.6%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2021	2020	Change
Used vehicles	$22,533	$20,346	10.7%
Wholesale vehicles	$7,266	$5,110	42.2%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2021	2020
Used vehicle units	99.1%	(41.8)%
Used vehicle revenues	120.6%	(40.8)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2021	2020
Used vehicle units	100.6%	(39.8)%
Used vehicle revenues	121.0%	(38.6)%

Wholesale vehicle units	186.6%	(47.6)%
Wholesale vehicle revenues	300.9%	(48.2)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2021	2020
CAF (2)	46.7%	38.2%
Tier 2 (3)	22.8%	28.5%
Tier 3 (4)	10.0%	14.5%
Other (5)	20.5%	18.8%
Total	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2021	2020
Used car stores, beginning of period	220	216
Store openings	2	4
Used car stores, end of period	222	220

During the first three months of fiscal 2022, we opened two stores, both in existing television markets (Miami, FL and Tampa, FL).

Used Vehicle Sales.  The 121.0% increase in used vehicle revenues in the first quarter of fiscal 2022 was primarily driven by a 100.6% increase in used unit sales as well as a 10.7% increase in average retail selling price. The increase in used units included a 99.1% increase in comparable store used unit sales. Our results for the first quarter of fiscal 2021 were significantly impacted by COVID-19. On a two-year basis, comparable used unit sales growth for the quarter, excluding stores that were opened in FY20 or later, was 16.0%. In addition to the impacts of COVID-19 on our prior year results, we believe several factors contributed to our strong comparable store used unit sales growth on both a one-year and two-year basis, including a robust used vehicle demand environment, supported by federal stimulus checks as well as a shift in the timing of customer tax refunds, and solid execution supported by the adoption of our rapidly evolving omni-channel customer experience. Online retail sales, as defined previously, accounted for 8% of used unit sales for the first quarter of fiscal 2022. The increase in average retail selling price in the first quarter of fiscal 2022 reflected higher vehicle acquisition costs driven by market appreciation, partially offset by shifts in the mix of our sales by both vehicle age and class.

Wholesale Vehicle Sales. Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold. During fiscal 2021, our wholesale auctions were moved to an online format in response to COVID-19 and continue to operate completely online.

The 300.9% increase in wholesale vehicle revenues in the first quarter of fiscal 2022 was primarily due to a 186.6% increase in unit sales as well as a 42.2% increase in average selling price. Our results for the first quarter of fiscal 2021 were significantly impacted by COVID-19. On a two-year basis, wholesale vehicle unit sales increased 50.2%. In addition to the impacts of COVID-19 on our prior year results, the wholesale unit growth on both a one-year and two-year basis was largely driven by increased appraisal volume from online offerings, a record appraisal buy rate, aided by market prices, and one additional auction day when compared with the first quarter of fiscal 2021. The increase in average selling price was primarily due to increased acquisition costs driven by market appreciation.

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

Other sales and revenues increased 66.4% in the first quarter of fiscal 2022, reflecting the growth in EPP revenues and reduction in net third-party finance fees. EPP revenues increased 83.0%, largely reflecting the increase in our retail unit volume. Net third-party finance fees improved as a result of favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021 as well as shifts in our sales mix by finance channel, partially offset by increased sales.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.  In fiscal 2021, traffic and sales were impacted by COVID-19 during periods of the year when we have historically experienced strong traffic and sales, and it remains unclear how the continuing impact of COVID-19 and related stimulus payments will affect the seasonality of our business.

GROSS PROFIT

	Three Months Ended May 31
(In millions)	2021	2020	Change
Used vehicle gross profit	$597.0	$261.5	128.3%
Wholesale vehicle gross profit	185.8	61.9	200.1%
Other gross profit	141.7	30.8	361.0%
Total	$924.5	$354.2	161.0%

GROSS PROFIT PER UNIT

	Three Months Ended May 31
	2021		2020
	$ per unit(1)	%(2)	$ per unit(1)	%(2)
Used vehicle gross profit	$2,205	9.7	$1,937	9.4
Wholesale vehicle gross profit	$1,025	13.5	$978	18.1
Other gross profit	$523	85.4	$228	30.8
Total gross profit	$3,414	12.0	$2,623	11.0

(1)     Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.
(2)     Calculated as a percentage of its respective sales or revenue.

Used Vehicle Gross Profit.    We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with the broader market trade-in trends and the pace of our inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. Gross profit per used unit is consistent across our omni-channel platform.

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

Used vehicle gross profit increased 128.3% in the first quarter of fiscal 2022, driven by the 100.6% increase in total used unit sales as well as a $268 increase in used vehicle gross profit per unit, reflecting a strong pricing environment. We believe we can manage to a targeted gross profit per unit dollar range, subject to future changes to our business or pricing strategy.

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

Wholesale vehicle gross profit increased 200.1% in the first quarter of fiscal 2022, largely reflecting the 186.6% increase in wholesale unit sales as well as a $47 increase in wholesale vehicle gross profit per unit, reflecting a strong pricing environment.

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

Other gross profit increased 361.0% in the first quarter of fiscal 2022, reflecting the changes in other sales and revenues discussed above as well as an increase in service department profits. Service results in the first quarter of fiscal 2021 were significantly impacted by COVID-19.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

                 Three Months Ended May 31, 2021

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
20%
13%
9%
58%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2021	2020	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$284.2	$191.2	48.6%
Share-based compensation expense	38.4	23.7	62.5%
Total compensation and benefits (2)	$322.6	$214.9	50.1%
Store occupancy costs	50.6	45.8	10.5%
Advertising expense	72.5	34.5	110.0%
Other overhead costs (3)	108.4	29.7	264.8%
Total SG&A expenses	$554.1	$324.9	70.5%
SG&A as % of gross profit	59.9%	91.7%	(31.8)%

(1)     Depreciation and amortization previously included in SG&A expenses is now separately presented and is excluded from this table. Prior period amounts have been reclassified to conform to the current period’s presentation.
(2)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.
(3) Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel and other administrative expenses.

SG&A expenses increased 70.5% in the first quarter of fiscal 2022. SG&A expenses for the first quarter of fiscal 2021 were significantly impacted by COVID-19, including reduced variable costs associated with our sales volume as well as cost-reduction actions taken in response to the pandemic. The net increase versus the prior year quarter reflected the impact of COVID-19 and continued spending to advance our technology platforms and support strategic initiatives, as well as the following:
•$40.3 million one-time benefit recognized in other overhead costs during the first quarter of fiscal 2021, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$38.0 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•$14.7 million increase in share-based compensation expense. The increase in share-based compensation expense was primarily related to cash-settled restricted stock units, as the expense associated with these units was driven by the change in the company's stock price during the relevant periods.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense decreased to $20.5 million in the first quarter of fiscal 2022 compared with $24.0 million in the first quarter of fiscal 2021. The decrease primarily reflected a lower outstanding revolver balance in the current quarter as well as lower interest rates.

Other (Income) Expense. Other income was $25.6 million in the first quarter of fiscal 2022 compared with expense of $3.3 million in the first quarter of fiscal 2021. The increase was primarily due to an unrealized gain on an equity investment recorded during the first quarter of fiscal 2022.

Income Taxes.  The effective income tax rate was 23.0% in the first quarter of fiscal 2022 versus (19.5)% in the first quarter of fiscal 2021. Our provision for income taxes and effective tax rate for both periods were positively impacted by the release of tax reserves and the impact of settlements of share-based awards. As pre-tax income for the first quarter of fiscal 2021 was significantly lower due to impacts of the COVID-19 pandemic, these favorable tax items had a greater impact on the effective tax rate for the prior year quarter versus the current year quarter.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of COVID-19) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we targeted new loans toward the higher end of this range. In the second quarter of fiscal 2021, we discontinued these adjustments and we anticipate non-Tier 3 loans originated since to remain within our targeted range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$310.3	8.8	$282.5	8.4
Interest expense	(65.8)	(1.9)	(84.6)	(2.5)
Total interest margin	$244.5	6.9	$197.9	5.9
Provision for loan losses	$24.4	0.7	$(122.0)	(3.6)
CarMax Auto Finance income	$241.7	6.8	$51.0	1.5

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2021	2020
Net loans originated (in millions)	$2,483.4	$992.3
Vehicle units financed	118,363	48,696
Net penetration rate (1)	43.7%	36.1%
Weighted average contract rate	9.0%	8.4%
Weighted average credit score (2)	695	707
Weighted average loan-to-value (LTV) (3)	90.2%	93.1%
Weighted average term (in months)	66.3	66.1

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2021	2020
Total ending managed receivables	$14,465.9	$13,171.9
Total average managed receivables	$14,148.7	$13,408.5
Allowance for loan losses	$379.5	$437.2
Allowance for loan losses as a percentage of ending managed receivables	2.62%	3.32%
Net credit losses on managed receivables	$7.2	$44.6
Annualized net credit losses as a percentage of total average managed receivables	0.21%	1.33%
Past due accounts as a percentage of ending managed receivables	2.10%	2.48%
Average recovery rate (1)	64.7%	47.3%

(1)    The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions.  While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 46% to a high of 60%, and it is primarily affected by the wholesale market environment.

•CAF Income (Increase of $190.8 million, or 374.4%)
◦The increase in CAF income reflects a decrease in the provision for loan losses, as well as increases in the total interest margin percentage and average managed receivables.
◦The increase in net loan originations largely resulted from our used vehicle sales growth as well as an increase in CAF’s net penetration rate. The penetration rate for the first quarter of fiscal 2021 was impacted by temporary underwriting adjustments made to preserve CAF's high-quality portfolio and loan routing to our third-party providers in response to COVID-19.

•Provision for Loan Losses
◦The provision for loan losses resulted in income of $24.4 million in the first quarter of fiscal 2022, compared with expense of $122.0 million in the first quarter of fiscal 2021.
◦The change in the provision was primarily driven by reserve increases during the first quarter of fiscal 2021 associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared with reserve reductions during the first quarter of fiscal 2022, reflecting significant favorable loan loss experience as well as continued improvements in the macroeconomic environment.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.62% as of May 31, 2021, compared with 3.32% as of May 31, 2020 and 2.97% as of February 28, 2021.

•Total Interest Margin (Increased to 6.9% in the first quarter of fiscal 2022 from 5.9% in the prior year quarter)
◦The increase in the total interest margin percentage was the result of lower funding costs as well as higher interest and fees from consumers.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume. During the first quarter of fiscal 2022, we began to increase our Tier 3 volume beyond our target of 5% of total Tier 3 loan volume to 10% at the end of the first quarter of fiscal 2022. We will continue to evaluate the lending environment and will consider adjusting the target if and when we believe changes are sustainable and in the best interest of our long-term business goals. A total of $160.6 million and $147.7 million in CAF Tier 3 receivables were outstanding as of May 31, 2021 and February 28, 2021, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of May 31, 2021 and February 28, 2021, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of ten stores in fiscal 2022. These stores will predominantly be cross functional stores that have a smaller footprint and can leverage our scale and the presence of our larger format stores in nearby markets. We currently estimate capital expenditures will total approximately $350 million in fiscal 2022. We expect over $100 million, or approximately one-third of this spend, will be focused on investments in technology, an increase from approximately 15% four years ago.

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

Our current capital allocation strategy is to focus on our core business by investing in digital capabilities, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business and overall macroeconomic conditions, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.
On June 1, 2021, we completed our acquisition of Edmunds at an implied enterprise value of $404 million, inclusive of our initial investment. The consideration paid at closing included a combination of cash and shares of CarMax common stock.

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the first quarter of fiscal 2022. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first three months of fiscal 2022, net cash used in operating activities totaled $111.9 million, compared with cash provided by operating activities of $1.25 billion in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $644.9 million in the current year period compared with a $433.0 million decline in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $596.7 million in the current year period compared with net payments of $438.3 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of May 31, 2021, total inventory was $3.25 billion, representing an increase of $91.7 million compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation. This increase was largely offset by a decline in vehicle units reflecting the recent increase in demand as well as temporary production slowdowns experienced in the fourth quarter of fiscal 2021 related to COVID-19 and weather-related events. As a result, saleable inventory levels were below our targets throughout the first quarter of fiscal 2022.

The change in net cash (used in) provided by operating activities for the first three months of the current fiscal year compared with the prior year period reflected the changes in auto loans receivable and inventory, as discussed above, as well as the change in accounts receivable, driven by increased sales and timing, partially offset by the change in accounts payable driven by increased purchases and timing as well as an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. Our results for the first quarter of fiscal 2021 were significantly impacted by COVID-19. In response, we took proactive measures to strengthen our liquidity position, including reducing our inventory levels and aligning our costs to lower sales volumes.

Investing Activities. During the first three months of the fiscal year, net cash used in investing activities totaled $63.1 million in fiscal 2022 compared with $65.1 million in fiscal 2021.  Capital expenditures were $59.1 million in the current year period versus $62.9 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2021, 143 of our 222 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of fiscal 2022, net cash provided by financing activities totaled $475.1 million compared with net cash used in financing activities of $579.7 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $596.7 million compared with net payments of $438.3 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first three months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $133.8 million as well as net payments on our long-term debt of $2.6 million. During the first three months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $54.1 million as well as net payments on our long-term debt of $85.1 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$—	$—
Term loan	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	531,583	533,578
Non-recourse notes payable	Various dates through March 2028	14,361,497	13,764,808
Total debt (3)		15,693,080	15,098,386
Cash and cash equivalents		$377,954	$132,319

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2021, we were in compliance with these financial covenants.

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

As of May 31, 2021, $11.50 billion and $2.86 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2022, we funded a total of $1.69 billion in asset-backed term funding transactions.  As of May 31, 2021, we had $1.07 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2021, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.21 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding strategic transactions, expected operating capacity, sales, inventory, market share, revenue, margins, expenditures, CAF income, stock repurchases, indebtedness, tax rates, earnings, market conditions or expectations with regards to the continued impact of the COVID-19 pandemic are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “target,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

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
•Our inability to realize the expected benefits of strategic transactions, including our acquisition of Edmunds.
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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 46 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2021.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.
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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form  10-K for fiscal year ended February 28, 2021, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company's repurchase of common stock for the first quarter of fiscal 2022. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2021	—	$—	—	$1,336,077,551
April 1 - 30, 2021	380,600	$130.65	380,600	$1,286,352,283
May 1 - 31, 2021	617,000	$121.24	617,000	$1,211,547,904
Total	997,600		997,600

Item 6.    Exhibits

10.1	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 1, 2021, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Senior Vice President and
Chief Financial Officer

June 28, 2021