Form 10-Q
period 2021-08-31
CARMAX INC
filed 2021-10-01
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 29, 2021
Common Stock, par value $0.50	162,113,218

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2021	%(1)	2020	%(1)	2021	%(1)	2020	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,104,366	76.4	$4,389,233	81.7	$12,261,710	78.2	$7,175,435	83.4
Wholesale vehicle sales	1,701,572	21.3	819,082	15.2	3,075,929	19.6	1,161,934	13.5
Other sales and revenues	182,421	2.3	163,851	3.0	348,319	2.2	263,579	3.1
NET SALES AND OPERATING REVENUES	7,988,359	100.0	5,372,166	100.0	15,685,958	100.0	8,600,948	100.0
COST OF SALES:
Used vehicle cost of sales	5,597,842	70.1	3,908,065	72.7	11,158,179	71.1	6,432,741	74.8
Wholesale vehicle cost of sales	1,512,559	18.9	674,712	12.6	2,701,072	17.2	955,634	11.1
Other cost of sales	62,474	0.8	37,246	0.7	86,714	0.6	106,247	1.2
TOTAL COST OF SALES	7,172,875	89.8	4,620,023	86.0	13,945,965	88.9	7,494,622	87.1
GROSS PROFIT	815,484	10.2	752,143	14.0	1,739,993	11.1	1,106,326	12.9
CARMAX AUTO FINANCE INCOME	200,033	2.5	147,195	2.7	441,764	2.8	198,145	2.3
Selling, general and administrative expenses	574,286	7.2	441,923	8.2	1,128,355	7.2	766,814	8.9
Depreciation and amortization	52,789	0.7	48,285	0.9	102,679	0.7	97,110	1.1
Interest expense	22,410	0.3	22,469	0.4	42,944	0.3	46,427	0.5
Other (income) expense	(1,782)	—	(1,680)	—	(27,359)	(0.2)	1,615	—
Earnings before income taxes	367,814	4.6	388,341	7.2	935,138	6.0	392,505	4.6
Income tax provision	82,547	1.0	91,645	1.7	213,115	1.4	90,831	1.1
NET EARNINGS	$285,267	3.6	$296,696	5.5	$722,023	4.6	$301,674	3.5
WEIGHTED AVERAGE COMMON SHARES:
Basic	162,966		163,434		163,058		163,053
Diluted	165,643		165,623		165,969		164,580
NET EARNINGS PER SHARE:
Basic	$1.75		$1.82		$4.43		$1.85
Diluted	$1.72		$1.79		$4.35		$1.83

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2021	2020	2021	2020
NET EARNINGS	$285,267	$296,696	$722,023	$301,674
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	658	728	1,317	1,456
Net change in cash flow hedge unrecognized losses	2,753	4,251	5,031	(11,811)
Other comprehensive income (loss), net of taxes	3,411	4,979	6,348	(10,355)
TOTAL COMPREHENSIVE INCOME	$288,678	$301,675	$728,371	$291,319

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,095	$132,319
Restricted cash from collections on auto loans receivable	570,567	496,415
Accounts receivable, net	517,260	239,070
Inventory	4,105,458	3,157,159
Other current assets	119,916	91,833
TOTAL CURRENT ASSETS	5,371,296	4,116,796
Auto loans receivable, net of allowance for loan losses of $398,058 and $411,150 as of August 31, 2021 and February 28, 2021, respectively	14,656,170	13,489,819
Property and equipment, net of accumulated depreciation of $1,497,605 and $1,414,264 as of August 31, 2021 and February 28, 2021, respectively	3,128,896	3,055,563
Deferred income taxes	117,288	164,261
Operating lease assets	553,727	431,652
Goodwill	150,343	653
Other assets	475,602	282,797
TOTAL ASSETS	$24,453,322	$21,541,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$903,847	$799,333
Accrued expenses and other current liabilities	487,771	415,465
Accrued income taxes	422	218
Current portion of operating lease liabilities	43,676	30,953
Short-term debt	167	—
Current portion of long-term debt	10,562	9,927
Current portion of non-recourse notes payable	512,515	442,652
TOTAL CURRENT LIABILITIES	1,958,960	1,698,548
Long-term debt, excluding current portion	2,190,415	1,322,415
Non-recourse notes payable, excluding current portion	14,439,700	13,297,504
Operating lease liabilities, excluding current portion	538,296	423,618
Other liabilities	410,772	434,843
TOTAL LIABILITIES	19,538,143	17,176,928

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 162,470,173 and 163,172,333 shares issued and outstanding as of August 31, 2021 and February 28, 2021, respectively	81,235	81,586
Capital in excess of par value	1,653,066	1,513,821
Accumulated other comprehensive loss	(112,343)	(118,691)
Retained earnings	3,293,221	2,887,897
TOTAL SHAREHOLDERS’ EQUITY	4,915,179	4,364,613
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,453,322	$21,541,541
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net earnings	$722,023	$301,674
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	129,300	118,967
Share-based compensation expense	72,780	62,794
Provision for loan losses	11,107	147,977
Provision for cancellation reserves	62,886	35,678
Deferred income tax provision	32,502	8,598
Other	(19,883)	5,098
Net (increase) decrease in:
Accounts receivable, net	(244,471)	(12,065)
Inventory	(948,299)	21,457
Other current assets	(26,496)	19,691
Auto loans receivable, net	(1,177,458)	188,601
Other assets	(9,745)	(6,586)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	115,542	24,912
Other liabilities	(105,109)	(27,020)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,385,321)	889,776
INVESTING ACTIVITIES:
Capital expenditures	(137,838)	(91,998)
Proceeds from disposal of property and equipment	260	826
Proceeds from sale of business	602	—
Purchases of investments	(12,651)	(2,566)
Sales and returns of investments	10,954	1,381
Business acquisition, net of cash acquired	(241,563)	—
NET CASH USED IN INVESTING ACTIVITIES	(380,236)	(92,357)
FINANCING ACTIVITIES:
Increase in short-term debt, net	167	798
Proceeds from issuances of long-term debt	3,035,601	1,542,500
Payments on long-term debt	(2,168,411)	(1,425,084)
Cash paid for debt issuance costs	(9,547)	(8,037)
Payments on finance lease obligations	(5,709)	(2,880)
Issuances of non-recourse notes payable	7,414,283	4,798,000
Payments on non-recourse notes payable	(6,201,801)	(5,028,898)
Repurchase and retirement of common stock	(355,495)	(54,151)
Equity issuances	60,087	91,724
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,769,175	(86,028)
Increase in cash, cash equivalents, and restricted cash	3,618	711,391
Cash, cash equivalents, and restricted cash at beginning of year	771,947	656,390
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$775,565	$1,367,781

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$58,095	$711,561
Restricted cash from collections on auto loans receivable	570,567	520,876
Restricted cash included in other assets	146,903	135,344
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$775,565	$1,367,781
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2021
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613
Net earnings	—	—	—	436,756	—	436,756
Other comprehensive income	—	—	—	—	2,937	2,937
Share-based compensation expense	—	—	20,102	—	—	20,102
Repurchases of common stock	(998)	(499)	(9,348)	(114,695)	—	(124,542)
Exercise of common stock options	375	187	21,403	—	—	21,590
Stock incentive plans, net shares issued	254	127	(18,102)	—	—	(17,975)
Balance as of May 31, 2021	162,803	$81,401	$1,527,876	$3,209,958	$(115,754)	$4,703,481
Net earnings	—	—	—	285,267	—	285,267
Other comprehensive income	—	—	—	—	3,411	3,411
Share-based compensation expense	—	—	14,116	—	—	14,116
Shares issued for acquisition	776	388	90,183	—	—	90,571
Repurchases of common stock	(1,754)	(877)	(17,164)	(202,004)	—	(220,045)
Exercise of common stock options	621	311	38,185	—	—	38,496
Stock incentive plans, net shares issued	24	12	(130)	—	—	(118)
Balance as of August 31, 2021	162,470	$81,235	$1,653,066	$3,293,221	$(112,343)	$4,915,179

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

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.Background

Business. CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the nation’s largest and most profitable retailer of used vehicles. We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), which does not meet the quantitative thresholds to be considered a reportable segment. See Note 17 for additional information on our reportable segments and Note 2 for additional information regarding our acquisition of Edmunds.

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

Recent Accounting Pronouncements.

Effective in Future Periods
In July 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2021-05) related to accounting for sales-type leases with variable lease payments. This pronouncement is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

2. Acquisition of Edmunds

On June 1, 2021, we completed the acquisition of Edmunds Holding Company, one of the most well established and trusted online guides for automotive information and a recognized leader in digital car shopping innovations. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds continues to operate independently and remains focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition allows both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, CarMax’s unparalleled national scale and infrastructure, and the combined talent of both businesses.

The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations, and, accordingly, Edmunds’ results of operations have been consolidated in our financial statements since the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of June 1, 2021. The transaction costs associated with the acquisition were approximately $8.0 million and were expensed as incurred within selling, general and administrative expenses.

The following table summarizes the total purchase consideration:

(In thousands)
Total cash consideration for outstanding shares	$251,047
Fair value of common stock (1)	90,571
Fair value of previously held equity interest	60,200
Total	$401,818

(1)     Represents the issuance of 776,097 shares of CarMax common stock to Edmunds equity holders, the fair value of which was based on the market value of CarMax common stock as of market close on the acquisition date (June 1, 2021).

In January 2020, we acquired a minority stake in Edmunds for $50 million. The noncontrolling equity investment in Edmunds was remeasured at a fair value of $60.2 million prior to the acquisition of the remaining ownership stake on June 1, 2021, which resulted in the recognition of a gain of $8.7 million. The gain is included in other income in the consolidated statements of earnings.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition and is subject to final fair value determination:

(In thousands)	Fair Value
Cash	$9,484
Accounts receivable, net	33,719
Other current assets	2,397
Property and equipment, net	20,741
Goodwill	149,690
Intangible assets	218,000
Operating lease assets	97,250
Other assets	191
Total assets acquired	531,472

Accounts payable	5,063
Accrued expenses and other current liabilities	11,277
Current portion of operating lease liabilities	12,795
Deferred income taxes	12,255
Operating lease liabilities, excluding current portion	88,264
Total liabilities assumed	129,654
Net assets acquired	$401,818

The excess of purchase consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to expected synergies and the assembled workforce of the acquired business and is not deductible for tax purposes. The fair values assigned to the net identifiable assets and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain identifiable assets and liabilities acquired, and income and non-income based taxes and residual goodwill. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Identifiable intangible assets were recognized at their estimated acquisition date fair values. The preliminary fair value of identifiable intangible assets was determined by using certain estimates and assumptions that are not observable in the market. The preliminary fair values of the trade name asset and the internally developed software asset were determined using the relief-from-royalty method, and the preliminary fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The preliminary estimated fair value and estimated remaining useful lives of identifiable intangible assets are as follows:

		Preliminary
(In thousands)	Useful Life (Years)	Fair Value
Trade name	Indefinite	$31,900
Internally developed software	7	52,900
Customer relationships	17	133,200
Identifiable intangible assets		$218,000

The operating results of Edmunds have been included in our consolidated financial statements since the date of the acquisition. Net sales and operating revenues and net earnings attributable to Edmunds were not material for the reporting periods presented. Our pro forma results as if the acquisition had taken place on the first day of fiscal 2021 would not be materially different from the amounts reflected in the accompanying consolidated financial statements, and therefore are not presented.

3. Revenue

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

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2021	2020	2021	2020
Used vehicle sales	$6,104.4	$4,389.2	$12,261.7	$7,175.4
Wholesale vehicle sales	1,701.6	819.1	3,075.9	1,161.9
Other sales and revenues:
Extended protection plan revenues	113.0	119.4	247.3	192.8
Third-party finance fees, net	2.8	(15.4)	(1.8)	(26.2)
Advertising & subscription revenues (1)	34.5	—	34.5	—
Service revenues	21.0	26.5	43.2	46.0
Other	11.1	33.4	25.1	51.0
Total other sales and revenues	182.4	163.9	348.3	263.6
Total net sales and operating revenues	$7,988.4	$5,372.2	$15,686.0	$8,600.9

(1)     Excludes intersegment revenues that have been eliminated in consolidation. See Note 17 for further details.

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30-day/1,500 mile, money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000 mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 16 for additional information on this warranty and its related obligation.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of August 31, 2021 and February 28, 2021, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

Third-Party Finance Fees. Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.   We recognize these fees at the time of sale.

Advertising and Subscription Revenues. Advertising and subscription revenues consist of revenues earned by our Edmunds business. Advertising revenues are derived from advertising contracts with automotive manufacturers based on fixed fees per impression and fees for certain activities completed by customers on the manufacturers' websites. These fees are recognized in the period the impressions are delivered or certain activities occurred. Subscription revenues are derived from packages sold to automotive dealers that include car leads, inventory listings and enhanced placement in Edmunds' dealer locator and are recognized over the period that the services are made available to the dealers. Subscription revenues also include a digital marketing subscription service, which allows dealers to gain exposure on third party partner websites. Revenues for this service are recognized on a net basis.

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

4. CarMax Auto Finance

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

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.  In addition, except for auto loans receivable, which are disclosed in Note 5, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$324.1	8.8	$280.1	8.5	$634.4	8.8	$562.6	8.5
Interest expense	(60.6)	(1.7)	(81.3)	(2.5)	(126.4)	(1.8)	(165.9)	(2.5)
Total interest margin	263.5	7.2	198.8	6.0	508.0	7.0	396.7	6.0
Provision for loan losses	(35.5)	(1.0)	(26.0)	(0.8)	(11.1)	(0.2)	(148.0)	(2.2)
Total interest margin after provision for loan losses	228.0	6.2	172.8	5.2	496.9	6.9	248.7	3.7

Total other expense	—	—	(0.3)	—	—	—	(2.2)	—

Direct expenses:
Payroll and fringe benefit expense	(12.4)	(0.3)	(11.4)	(0.3)	(25.0)	(0.3)	(22.6)	(0.3)
Depreciation and amortization	(0.2)	—	(0.2)	—	(0.4)	—	(0.4)	—
Other direct expenses	(15.3)	(0.4)	(13.8)	(0.4)	(29.7)	(0.4)	(25.4)	(0.4)
Total direct expenses	(27.9)	(0.8)	(25.4)	(0.8)	(55.1)	(0.8)	(48.4)	(0.7)
CarMax Auto Finance income	$200.0	5.4	$147.2	4.5	$441.8	6.1	$198.1	3.0

Total average managed receivables	$14,683.3		$13,218.8		$14,416.0		$13,313.6

(1)     Annualized percentage of total average managed receivables.

5. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $14.98 billion as of August 31, 2021 and $13.76 billion as of February 28, 2021. See Note 10 for additional information on non-recourse notes payable.

Interest income and expenses related to auto loans are included in CAF income.  Interest income on auto loans receivable is recognized when earned based on contractual loan terms.  All loans continue to accrue interest until repayment or charge-off.  When a charge-off occurs, accrued interest is written off by reversing interest income. Direct costs associated with loan originations are not considered material, and thus, are expensed as incurred.  See Note 4 for additional information on CAF income.

Auto Loans Receivable, Net

	As of August 31	As of February 28
(In millions)	2021	2021
Asset-backed term funding	$11,282.9	$11,008.3
Warehouse facilities	3,181.9	2,314.1
Overcollateralization (1)	421.5	345.2
Other managed receivables (2)	98.1	179.6
Total ending managed receivables	14,984.4	13,847.2
Accrued interest and fees	71.0	57.4
Other	(1.1)	(3.7)
Less: allowance for loan losses	(398.1)	(411.1)
Auto loans receivable, net	$14,656.2	$13,489.8

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

Ending Managed Receivables by Major Credit Grade

	As of August 31, 2021
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
A	$2,172.9	$2,229.5	$1,658.8	$823.5	$357.3	$96.0	$7,338.0	49.0
B	1,640.6	1,617.1	1,109.1	648.2	322.2	120.1	5,457.3	36.4
C and other	674.5	650.1	424.9	243.1	125.8	70.7	2,189.1	14.6
Total ending managed receivables	$4,488.0	$4,496.7	$3,192.8	$1,714.8	$805.3	$286.8	$14,984.4	100.0

	As of February 28, 2021
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$2,782.0	$2,146.5	$1,146.7	$568.9	$199.6	$30.4	$6,874.1	49.6
B	1,993.6	1,424.5	870.1	476.0	195.5	49.2	5,008.9	36.2
C and other	786.1	541.6	320.4	182.0	99.8	34.3	1,964.2	14.2
Total ending managed receivables	$5,561.7	$4,112.6	$2,337.2	$1,226.9	$494.9	$113.9	$13,847.2	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at August 31, 2021 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

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

Allowance for Loan Losses

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Balance as of beginning of period	$379.5	2.62	$437.2	3.32	$411.1	2.97	$157.8	1.16
Adoption of CECL	—		—		—		202.0
Adjusted balance as of beginning of period	379.5	2.62	437.2	3.32	411.1	2.97	359.8	2.64
Charge-offs	(43.7)		(53.9)		(85.5)		(124.6)
Recoveries (2)	26.8		23.2		61.4		49.3
Provision for loan losses	35.5		26.0		11.1		148.0
Balance as of end of period (3)	$398.1	2.66	$432.5	3.23	$398.1	2.66	$432.5	3.23

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.
(3)    The allowance for loan losses primarily relates to estimated losses on CAF’s core receivables; $38.0 million and $31.8 million of the total allowance relates to the outstanding CAF Tier 3 loan balances as of August 31, 2021 and February 28, 2021, respectively.

During the first half of fiscal 2022, the allowance for loan losses decreased $13.0 million, primarily reflecting significant favorable loan loss experience as well as continued improvements in the macroeconomic environment. Although net charge-offs remained low in the first half of fiscal 2022, the future impact of the COVID-19 environment on credit losses remains uncertain. As a result, we determined that the quantitative loss rates should be qualitatively adjusted to reflect future loss performance from potential customer hardship and to mitigate the quantitative impact of recent favorable loss performance, as we do not believe that recent favorable loss performance is consistent with our best estimate of expected future losses. The allowance for loan losses as of August 31, 2021 reflects both the positive customer payment behavior compared to historical experience recently observed as well as the unpredictability of the current macroeconomic environment.

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

Past Due Receivables

	As of August 31, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$7,315.6	$5,289.8	$1,970.8	$14,576.2	97.28
Delinquent loans:
31-60 days past due	14.3	109.2	135.2	258.7	1.73
61-90 days past due	6.1	47.5	69.7	123.3	0.82
Greater than 90 days past due	2.0	10.8	13.4	26.2	0.17
Total past due	22.4	167.5	218.3	408.2	2.72
Total ending managed receivables	$7,338.0	$5,457.3	$2,189.1	$14,984.4	100.00

	As of February 28, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,847.2	$4,840.3	$1,767.2	$13,454.7	97.17
Delinquent loans:
31-60 days past due	17.3	108.9	120.0	246.2	1.78
61-90 days past due	7.0	48.4	64.5	119.9	0.86
Greater than 90 days past due	2.6	11.3	12.5	26.4	0.19
Total past due	26.9	168.6	197.0	392.5	2.83
Total ending managed receivables	$6,874.1	$5,008.9	$1,964.2	$13,847.2	100.00

(1)     Percent of total ending managed receivables.

6. Derivative Instruments and Hedging Activities

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $14.6 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended August 31, 2021, we recognized income of $0.1 million in CAF income representing these changes in fair value. For the six months ended August 31, 2021, we recognized a loss of $0.2 million in CAF income representing these changes in fair value.

As of August 31, 2021 and February 28, 2021, we had interest rate swaps outstanding with a combined notional amount of $2.99 billion and $2.43 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2021 and February 28, 2021, we had interest rate swaps outstanding with notional amounts of $486.6 million and $255.2 million, respectively, that were not designated as cash flow hedges.

See Note 7 for discussion of fair values of financial instruments and Note 13 for the effect on comprehensive income.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$722,607	$—	$722,607
Mutual fund investments	25,428	—	25,428
Equity investments	24,177	—	24,177
Derivative instruments not designated as hedges	—	377	377
Total assets at fair value	$772,212	$377	$772,589

Percent of total assets at fair value	100.0%	—%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,593)	$(6,593)
Derivative instruments not designated as hedges	—	(102)	(102)
Total liabilities at fair value	$—	$(6,695)	$(6,695)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$685,585	$—	$685,585
Mutual fund investments	24,049	—	24,049
Derivative instruments designated as hedges	—	4,061	4,061
Derivative instruments not designated as hedges	—	501	501
Total assets at fair value	$709,634	$4,562	$714,196

Percent of total assets at fair value	99.4%	0.6%	100.0%
Percent of total assets	3.3%	—%	3.3%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,024)	$(6,024)
Total liabilities at fair value	$—	$(6,024)	$(6,024)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2021 and February 28, 2021, respectively, are as follows:

(In thousands)	As of August 31, 2021	As of February 28, 2021
Carrying value	$500,000	$500,000
Fair value	$556,528	$556,993

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2021	2020	2021	2020
Balance as of beginning of period	$138.4	$116.7	$124.5	$117.9
Cancellations	(22.9)	(16.1)	(43.1)	(30.9)
Provision for future cancellations	28.8	22.0	62.9	35.6
Balance as of end of period	$144.3	$122.6	$144.3	$122.6

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2021 and February 28, 2021, the current portion of cancellation reserves was $76.0 million and $58.7 million, respectively.

9. Income Taxes

We had $29.0 million of gross unrecognized tax benefits as of August 31, 2021, and February 28, 2021.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2021.

10. Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$872,667	$—
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	529,573	533,578
Non-recourse notes payable	Various dates through January 2028	14,977,290	13,764,808
Total debt		17,179,530	15,098,386
Less: current portion		(523,244)	(452,579)
Less: unamortized debt issuance costs		(26,171)	(25,888)
Long-term debt, net		$16,630,115	$14,619,919

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of August 31, 2021, the unused capacity of $577.3 million was fully available to us.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through January 2028, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles for non-recourse notes payable as of August 31, 2021, are as follows:

(In billions)	Capacity
Warehouse facilities:
September 2021 expiration	0.18
February 2022 expiration	2.35
August 2022 expiration	$2.30
Combined warehouse facility limit	$4.83
Unused capacity	$1.64

Non-recourse notes payable outstanding:
Warehouse facilities	$3.18
Asset-backed term funding transactions	11.80
Non-recourse notes payable	$14.98

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 5 for additional information on the related auto loans receivable.

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2021 and 2020, we capitalized interest of $3.5 million and $1.4 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2021, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of August 31, 2021, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $991.5 million remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2021	2020	2021	2020
Number of shares repurchased (in thousands)	1,754.1	—	2,751.7	515.5
Average cost per share	$125.44	$—	$125.22	$78.96
Available for repurchase, as of end of period (in millions)	$991.5	$1,511.6	$991.5	$1,511.6

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2021	2020	2021	2020
Cost of sales	$2,094	$2,512	$3,823	$3,191
CarMax Auto Finance income	1,481	1,542	3,189	2,812
Selling, general and administrative expenses	28,705	34,301	67,125	57,952
Share-based compensation expense, before income taxes	$32,280	$38,355	$74,137	$63,955

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2021	2020	2021	2020
Nonqualified stock options	$7,708	$6,988	$19,529	$18,607
Cash-settled restricted stock units (RSUs)	17,590	25,169	38,562	32,574
Stock-settled market stock units (MSUs)	3,244	3,509	8,089	9,355
Other share-based incentives:
Stock-settled performance stock units (PSUs)	976	113	4,370	266
Restricted stock (RSAs)	263	33	305	67
Stock-settled deferred stock units (DSUs)	1,925	1,925	1,925	1,925
Employee stock purchase plan	574	618	1,357	1,161
Total other share-based incentives	$3,738	$2,689	$7,957	$3,419
Share-based compensation expense, before income taxes	$32,280	$38,355	$74,137	$63,955

(C) Stock Incentive Plan Information

Share/Unit Activity
	Six Months Ended August 31, 2021
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2021	6,266	520	84	1,606
Granted	918	81	89	362
Exercised or vested and converted	(996)	(196)	(2)	(711)
Cancelled	(36)	(4)	—	(53)
Outstanding as of August 31, 2021	6,152	401	171	1,204

Weighted average grant date fair value per share/unit:

Granted	$42.33	$178.30	$132.96	$136.93
Ending outstanding	$23.54	$112.07	$108.48	$93.04

	As of August 31, 2021
Unrecognized compensation (in millions)	$62.4	$20.6	$6.1

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2021	2020	2021	2020
Net earnings	$285,267	$296,696	$722,023	$301,674

Weighted average common shares outstanding	162,966	163,434	163,058	163,053
Dilutive potential common shares:
Stock options	2,271	1,858	2,400	1,193
Stock-settled stock units and awards	406	331	511	334
Weighted average common shares and dilutive potential common shares	165,643	165,623	165,969	164,580

Basic net earnings per share	$1.75	$1.82	$4.43	$1.85
Diluted net earnings per share	$1.72	$1.79	$4.35	$1.83

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2021 and 2020, options to purchase 912,093 shares and 29,200 shares of common stock, respectively, were not included. For the six months ended August 31, 2021 and 2020, options to purchase 600,617 shares and 2,061,194 shares of common stock, respectively, were not included.

13. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 28, 2021	$(92,662)	$(26,029)	$(118,691)
Other comprehensive loss before reclassifications	—	(1,968)	(1,968)
Amounts reclassified from accumulated other comprehensive loss	1,317	6,999	8,316
Other comprehensive income	1,317	5,031	6,348
Balance as of August 31, 2021	$(91,345)	$(20,998)	$(112,343)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2021	2020	2021	2020
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$359	$437	$716	$810
CarMax Auto Finance income	21	25	43	56
Selling, general and administrative expenses	488	498	977	1,053
Total amortization reclassifications recognized in net pension expense	868	960	1,736	1,919
Tax expense	(210)	(232)	(419)	(463)
Amortization reclassifications recognized in net pension expense, net of tax	658	728	1,317	1,456
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	658	728	1,317	1,456

Cash Flow Hedges (Note 6):
Changes in fair value	(665)	79	(2,671)	(24,783)
Tax benefit (expense)	175	(21)	703	6,554
Changes in fair value, net of tax	(490)	58	(1,968)	(18,229)
Reclassifications to CarMax Auto Finance income	4,401	5,701	9,499	8,726
Tax expense	(1,158)	(1,508)	(2,500)	(2,308)
Reclassification of hedge losses, net of tax	3,243	4,193	6,999	6,418
Net change in cash flow hedge unrecognized losses, net of tax	2,753	4,251	5,031	(11,811)
Total other comprehensive income (loss), net of tax	$3,411	$4,979	$6,348	$(10,355)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $36.5 million as of August 31, 2021 and $38.7 million as of February 28, 2021.

14. Leases

Our leases primarily consist of operating and finance leases related to retail stores, office space, land and equipment. We also have stores subject to sale-leaseback transactions that did not qualify for sale accounting and are accounted for as financing obligations. For more information on these financing obligations see Note 10.
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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2021	2020	2021	2020
Operating lease cost (1)	$18,698	$14,351	$33,050	$28,735
Finance lease cost:
Depreciation of lease assets	3,258	1,719	6,400	3,374
Interest on lease liabilities	4,167	2,433	8,274	4,648
Total finance lease cost	7,425	4,152	14,674	8,022
Total lease cost	$26,123	$18,503	$47,724	$36,757

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 28
(In thousands)	Classification	2021	2021
Assets:
Operating lease assets	Operating lease assets	$553,727	$431,652
Finance lease assets	Property and equipment, net (1)	115,667	109,665
Total lease assets		$669,394	$541,317
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$43,676	$30,953
Finance leases	Accrued expenses and other current liabilities	9,755	9,422
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	538,296	423,618
Finance leases	Other liabilities	129,349	120,094
Total lease liabilities		$721,076	$584,087

(1)    Finance lease assets are recorded net of accumulated depreciation of $23.9 million as of August 31, 2021 and $17.5 million as of February 28, 2021.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 28
Lease Term and Discount Rate	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	17.52	19.37
Finance leases	13.03	13.56

Weighted Average Discount Rate
Operating leases	4.80%	5.36%
Finance leases	14.72%	15.09%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,656	$28,524
Operating cash flows from finance leases	$5,383	$3,872
Financing cash flows from finance leases	$5,709	$2,880

Lease assets obtained in exchange for lease obligations:
Operating leases	$44,059	$10,740
Finance leases	$12,404	$15,711

Maturities of lease liabilities were as follows:

	As of August 31, 2021
(In thousands)	Operating Leases	Finance Leases
Fiscal 2022, remaining	$34,412	$11,910
Fiscal 2023	69,275	25,412
Fiscal 2024	68,758	28,377
Fiscal 2025	68,264	25,088
Fiscal 2026	62,809	25,660
Thereafter	626,099	197,335
Total lease payments	929,617	313,782
Less: interest	(347,645)	(174,678)
Present value of lease liabilities	$581,972	$139,104

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2021	2020
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$6,038	$(30,821)

See Note 14 for supplemental cash flow information related to leases.

16. Contingent Liabilities

Litigation.  On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Stanislaus asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims include failure to pay minimum wage; provide meal periods and rest breaks; pay statutory/contractual wages; reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorneys General Act (“PAGA”) claims. The Sabanovich lawsuit seeks unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. Based upon our evaluation of information currently available, we believe that the ultimate resolution of the Sabanovich lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

CarMax entities are defendants in three proceedings asserting wage and hour claims with respect to non-exempt CarMax employees in California. The asserted claims include failure to provide meal periods and rest breaks; pay statutory or contractual wages; reimburse for work-related expenses; and PAGA claims. Two of these claims have been filed in court, whereas one has yet to be filed in court. On July 9, 2021, Daniel Bendure v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of San Bernardino. The Bendure lawsuit seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. On August 12, 2021, Jordon Miller v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Riverside. The Miller lawsuit also seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. On August 3, 2021, Charles Walker filed a notice with the California Labor Workforce Development Agency, which is a prerequisite to filing a PAGA action in court. To date, Walker has not yet filed a lawsuit. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $20.8 million as of August 31, 2021, and $15.2 million as of February 28, 2021, and is included in accrued expenses and other current liabilities.

17. Segment Information

We operate in two reportable segments: CarMax Sales Operations and CAF. Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF. Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.

We also have a non-reportable operating segment related to our recently acquired Edmunds business, which is reflected as “Other” in the segment tables below. Revenue generated by Edmunds primarily represents advertising and subscription revenues as discussed in Note 3. Edmunds also generates intersegment revenue as a result of transactions between Edmunds and CarMax Sales Operations, which represent arm’s length transactions at prevailing market prices. Such amounts are eliminated in consolidation.

The performance of our CarMax Sales Operations segment is reviewed by our chief operating decision maker at the gross profit level, the components of which are presented in the tables below. Required segment information related to our CAF segment is presented in Note 4. Additionally, asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

Segment Information

	Three Months Ended August 31, 2021
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$7,953,811	$34,548	$—	$7,988,359
Intersegment sales and operating revenues	—	7,008	(7,008)	—
Total sales and operating revenues	$7,953,811	$41,556	$(7,008)	$7,988,359
Depreciation and amortization (1)	$176	$2,208	$—	$2,384
Gross profit	$788,089	$29,072	$(1,677)	$815,484
Reconciliation to Consolidated Earnings Before Taxes (“EBT”):
CAF Income				200,033
Selling, general and administrative expenses				(574,286)
Depreciation and amortization (2)				(52,789)
Interest expense				(22,410)
Other income (expense)				1,782
Earnings before income taxes				$367,814

	Six Months Ended August 31, 2021
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$15,651,410	$34,548	$—	$15,685,958
Intersegment sales and operating revenues	—	7,008	(7,008)	—
Total sales and operating revenues	$15,651,410	$41,556	$(7,008)	$15,685,958
Depreciation and amortization (1)	$301	$2,208	$—	$2,509
Gross profit	$1,712,598	$29,072	$(1,677)	$1,739,993
Reconciliation to Consolidated Earnings Before Taxes (“EBT”):
CAF Income				441,764
Selling, general and administrative expenses				(1,128,355)
Depreciation and amortization (2)				(102,679)
Interest expense				(42,944)
Other income (expense)				27,359
Earnings before income taxes				$935,138

(1)    Represents only the portion of depreciation and amortization recorded within Cost of sales, and thus included in the calculation of Gross profit.
(2)    Exclusive of depreciation and amortization recorded within Cost of sales.

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

OVERVIEW

CarMax is the nation’s largest and most profitable retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. Our consolidated financial statements include the financial results related to our Edmunds Holding Company (“Edmunds”) business, which does not meet the definition of a reportable segment. For purposes of our MD&A discussion, amounts related to that business are discussed in combination with our CarMax Sales Operations segment. Separate discussion of these amounts is not considered meaningful for the purpose of gaining an understanding of our business, as the significant drivers of these operations in total are consistent with those of our CarMax Sales Operations segment. Where appropriate, specific amounts related to non-reportable segments have been disclosed for informational purposes.

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

As of August 31, 2021, we operated 225 used car stores in 106 U.S. television markets, as well as 1 new car franchise, which was sold on September 30, 2021.  As of August 31, 2021, wholesale auctions previously held at 74 of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.4% of our retail used vehicle unit sales in the first six months of fiscal 2022.  As of August 31, 2021, CAF serviced approximately 1,083,000 customer accounts in its $14.98 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first six months of fiscal 2022 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first half of fiscal 2022 as compared to the second quarter and first half of fiscal 2021 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2021	Change from Three Months Ended August 31, 2020	Six Months Ended August 31, 2021	Change from Six Months Ended August 31, 2020
Income statement information
Net sales and operating revenues	$7,988.4	48.7%	$15,686.0	82.4%
Gross profit	$815.5	8.4%	$1,740.0	57.3%
CAF income	$200.0	35.9%	$441.8	122.9%
Selling, general and administrative expenses	$574.3	30.0%	$1,128.4	47.1%
Net earnings	$285.3	(3.9)%	$722.0	139.3%
Unit sales information
Used unit sales	231,797	6.7%	502,596	42.6%
Change in used unit sales in comparable stores	6.2%	N/A	41.8%	N/A
Wholesale unit sales	188,098	41.4%	369,487	88.2%
Per unit information
Used gross profit per unit	$2,185	(1.3)%	$2,196	4.2%
Wholesale gross profit per unit	$1,005	(7.5)%	$1,015	(3.4)%
SG&A as % of gross profit	70.4%	11.6%	64.8%	(4.5)%
Per share information
Net earnings per diluted share	$1.72	(3.9)%	$4.35	137.7%
(1)    Where applicable, amounts are net of intercompany eliminations.

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

Although the immediate impact of COVID-19 has subsided, uncertainty continues. During the first half of fiscal 2022, states and localities were in the midst of a vaccine distribution program and easing certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists, particularly as it relates to the emergence of new variants of the virus. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, communities and shareholders.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity was used to fund the repurchase of common stock under our share repurchase program, our store growth and the Edmunds acquisition, which was completed during the second quarter of fiscal 2022.

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business and overall macroeconomic conditions, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

Strategic Update and Future Outlook
Since completing our omni-channel rollout in the second quarter of fiscal 2021, we now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We recognize the events over the past year and a half have accelerated a shift in consumer buying behavior. Customers are seeking safety, personalization and convenience in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our emerging omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term.

With the completion of our omni-channel platform rollout, we are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on completing the roll out of our self-service experience. Currently, slightly more than 50% of our customers are eligible to complete an online retail sale independently if they choose, up from 40% in the first quarter. We are on track to bring this capability to all of our retail consumers by the end of fiscal 2022. In the second quarter of fiscal 2022, online retail sales accounted for 9% of retail unit sales, consistent with the previous quarter and up from 3% in the prior year quarter. Online retail sales accounted for 5% of retail unit sales for both the third and fourth quarter of fiscal 2021. An online retail sale is defined as a sale where the customer completes all four of the following activities remotely: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and, creating an online sales order. Omni sales, defined as sales where customers complete at least one of the four activities listed above online, represented approximately 55% of retail sales, consistent with the previous quarter and up from 49% in the prior year quarter. Omni sales represented approximately 49% and 51% of retail sales for the third and fourth quarter of fiscal 2021, respectively. The growing rate of customer adoption versus the prior year reinforces our belief in our omni-channel strategy.
Revenue from online transactions, defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, wholesale sales where the winning bid was taken from an online bid and all revenue earned by Edmunds, was $2.2 billion, or approximately 28% of net revenues in the second quarter of fiscal 2022, up from 24% in the previous quarter and 18% in the prior year quarter. Revenue from online transactions was approximately 20% and 17% of net revenues in the third and fourth quarter of fiscal 2021, respectively.
In the fourth quarter of fiscal 2021, we completed the nationwide rollout of our online instant appraisal offer, which quickly provides customers an offer on their vehicle. This innovative experience allowed us to purchase approximately 188,000 vehicles online from consumers during the second quarter of fiscal 2022, representing 52% of total buys from consumers, up from 48% in the previous quarter. This offering supports our belief that we have become and are further expanding our position as the largest online buyer of used vehicles from consumers in the US.

Historically, our annual self-sufficiency rate has been between 36% and 41%. For the first quarter of fiscal 2022, our self-sufficiency rate was between 45% and 50%, and for the second quarter of fiscal 2022 we achieved a record self-sufficiency rate of approximately 70%. In the second quarter of fiscal 2022, total vehicles purchased from consumers was 364,263, a 7% increase versus the prior quarter and a 59% increase versus the prior year quarter, strengthening our leadership position as the largest used vehicle buyer from consumers.

At the end of the fourth quarter of fiscal 2021, we also launched a financing offer product in our online checkout process. With this enhancement, eligible customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store; we continue to enhance and further expand this product. Nearly 65% of our finance customers start their loan process online with a pre-approval application, and as of the second quarter of fiscal 2022, 100% of those customers now receive a digital decision that includes customized loan terms. In addition, a majority of those customers, through no additional time or effort on their part, are provided digital access to their personalized financing terms on every car in our inventory.

Our strategic investments in the near term will focus on our customer experience, vehicle acquisition and marketing. As we continue enhancing our online experience and offerings, we believe it is important to educate customers about our omni-channel platform and to differentiate and elevate our brand. During the fourth quarter of fiscal 2021, we introduced the next phase of our national multi-media marketing campaign. As a result, marketing spend increased year-over-year in the first half of fiscal 2022. We expect our marketing spend to remain elevated in fiscal 2022 with per unit expenses similar to those experienced in the second half of fiscal 2021. We believe we are well positioned to gain market share through the promotion of our omni-channel platform and new product offerings such as our Love Your Car Guarantee.
Our strategic investments include the acquisition of Edmunds, which we completed on June 1, 2021. The acquisition is the first in CarMax history, and adds one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations to the CarMax family. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds continues to operate independently and remains focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition allows both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, CarMax's unparalleled national scale and infrastructure, and the combined talent of both businesses. Edmunds was slightly accretive to our profitability in the second quarter of fiscal 2022. We expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022, with potential for significant shareholder value creation over the longer term.
In order to execute our long-term strategy, we plan to continue to invest in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies, as well as marketing. We are also focused on ensuring we are efficient in our spend, targeting specific areas where we expect to achieve more efficiencies and leverage. This includes our CECs, which are maturing and becoming more efficient and effective. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies. For fiscal 2022, we would expect to lever SG&A as a percentage of gross profit when our gross profit growth is in the range of 5% to 8% on a two-year stacked basis. In periods of investment, like fiscal 2022, we will need to be at the higher end of this two-year range to lever against the previous fiscal year.
Over the next five years, we expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. As such, we have set the following long-term targets, which we are currently on track to achieve:
•Grow national market share of 0- to 10-year old vehicles to more than 5% by the end of calendar year 2025.
•Sell two million used vehicles per year by fiscal 2026 through our retail and wholesale channels combined.
•Generate net revenue of approximately $33 billion in fiscal 2026.

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

As of August 31, 2021, we had used car stores located in 106 U.S. television markets, which covered approximately 77% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2022, we opened five stores, and during the remainder of the fiscal year we plan to open five stores.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2021	2020	Change	2021	2020	Change
Used vehicle sales	$6,104.4	$4,389.2	39.1%	$12,261.7	$7,175.4	70.9%
Wholesale vehicle sales	1,701.6	819.1	107.7%	3,075.9	1,161.9	164.7%
Other sales and revenues:
Extended protection plan revenues	113.0	119.4	(5.4)%	247.3	192.8	28.2%
Third-party finance fees, net	2.8	(15.4)	118.0%	(1.8)	(26.2)	93.1%
Advertising & subscription revenues (1)	34.5	—	100.0%	34.5	—	100.0%
Other	32.1	59.9	(46.4)%	68.3	97.0	(29.5)%
Total other sales and revenues	182.4	163.9	11.3%	348.3	263.6	32.1%
Total net sales and operating revenues	$7,988.4	$5,372.2	48.7%	$15,686.0	$8,600.9	82.4%

(1)    Excludes intersegment revenues that have been eliminated in consolidation. See Note 17 for further details.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2021	2020	Change	2021	2020	Change
Used vehicles	231,797	217,330	6.7%	502,596	352,358	42.6%
Wholesale vehicles	188,098	132,980	41.4%	369,487	196,275	88.2%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2021	2020	Change	2021	2020	Change
Used vehicles	$26,141	$19,991	30.8%	$24,197	$20,127	20.2%
Wholesale vehicles	$8,701	$5,891	47.7%	$7,997	$5,639	41.8%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2021	2020	2021	2020
Used vehicle units	6.2%	1.2%	41.8%	(21.0)%
Used vehicle revenues	38.8%	(1.6)%	70.4%	(21.6)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2021	2020	2021	2020
Used vehicle units	6.7%	3.9%	42.6%	(18.7)%
Used vehicle revenues	39.1%	1.0%	70.9%	(19.3)%

Wholesale vehicle units	41.4%	5.1%	88.2%	(20.6)%
Wholesale vehicle revenues	107.7%	20.8%	164.7%	(13.3)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2021	2020	2021	2020
CAF (2)	47.1%	45.7%	46.9%	42.8%
Tier 2 (3)	21.6%	22.3%	22.2%	24.7%
Tier 3 (4)	7.2%	11.1%	8.7%	12.4%
Other (5)	24.1%	20.9%	22.2%	20.1%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2021	2020	2021	2020
Used car stores, beginning of period	222	220	220	216
Store openings	3	—	5	4
Used car stores, end of period	225	220	225	220

During the first six months of fiscal 2022, we opened five stores (Miami, FL; Tampa, FL; Gainesville, FL; Los Angeles, CA; and Greenville, NC).

Used Vehicle Sales.  The 39.1% increase in used vehicle revenues in the second quarter of fiscal 2022 was primarily driven by a 6.7% increase in used unit sales and a 30.8% increase in average retail selling price. The increase in used units included a 6.2% increase in comparable store used unit sales. For the first six months of fiscal 2022, used vehicle revenues increased 70.9%, driven by a 42.6% increase in used unit sales and a 20.2% increase in average selling price. The increase in used units included a 41.8% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 9% and 8% of used unit sales for the second quarter and first six months of fiscal 2022, respectively, compared with 3% for both the second quarter and first six months of fiscal 2021, respectively.

We believe several factors contributed to our strong comparable store used unit sales growth for both the second quarter and first six months of fiscal 2022, including a robust used vehicle demand environment and solid execution supported by the adoption of our omni-channel customer experience. This sales growth was also impacted by headwinds from inventory levels, staffing and used car valuations. Our results for the first six months of fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter. We continued to experience positive momentum in comparable store used unit sales growth through September 2021.

The increase in average retail selling price in both the second quarter and first six months of fiscal 2022 reflected higher vehicle acquisition costs driven by market appreciation.

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

The 107.7% increase in wholesale vehicle revenues in the second quarter of fiscal 2022 was primarily due to a 41.4% increase in unit sales as well as a 47.7% increase in average selling price. For the first six months of fiscal 2022, wholesale vehicle revenues increased 164.7%, driven by an 88.2% increase in unit sales as well as a 41.8% increase in average selling price. The wholesale unit growth for both the second quarter and first six months of fiscal 2022 was largely driven by increased appraisal volume from online offerings and strong offers aided by market prices. The increase in average selling price in both the second quarter and first six months of fiscal 2022 was primarily due to increased acquisition costs driven by market appreciation.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance fees, advertising and subscription revenues earned by our Edmunds business, and other revenues, which are predominantly comprised of service department and new vehicle sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues increased 11.3% in the second quarter of fiscal 2022, reflecting the addition of Edmunds' revenue and an improvement in net third-party finance fees, partially offset by declines in new vehicles sales, EPP revenues and service revenues. Net third-party finance fees improved as a result of lower Tier 3 volume in the current year quarter as well as favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021. The decline in new car sales was driven by the divestiture of a new car franchise in the fourth quarter of fiscal 2021. EPP revenues decreased 5.4%, primarily driven by profit sharing revenues recognized during the second quarter of fiscal 2021.

Other sales and revenues increased 32.1% in the first six months of fiscal 2022, reflecting growth in EPP revenues, the addition of Edmunds' revenue and a reduction in net third-party finance fees, partially offset by a decline in new vehicle sales. EPP revenues increased 28.2%, reflecting the increase in our retail unit volume partially offset by profit sharing revenues recognized during the prior year period. Net third-party finance fees improved as a result of favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021 as well as shifts in our sales mix by finance channel, partially offset by increased sales. The decline in new car sales was driven by the divestiture of a new car franchise, as noted above.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.  In fiscal 2021, traffic and sales were impacted by COVID-19 during periods of the year when we have historically experienced strong traffic and sales, and it remains unclear how the continuing impact of COVID-19, including the emergence of new variants, will affect the seasonality of our business.

GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2021	2020	Change	2021	2020	Change
Used vehicle gross profit	$506.5	$481.2	5.3%	$1,103.5	$742.7	48.6%
Wholesale vehicle gross profit	189.0	144.4	30.9%	374.9	206.3	81.7%
Other gross profit	120.0	126.5	(5.3)%	261.6	157.3	66.3%
Total	$815.5	$752.1	8.4%	$1,740.0	$1,106.3	57.3%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2021		2020		2021		2020
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,185	8.3	$2,214	11.0	$2,196	9.0	$2,108	10.4
Wholesale vehicle gross profit	$1,005	11.1	$1,086	17.6	$1,015	12.2	$1,051	17.8
Other gross profit	$517	65.8	$583	77.3	$521	75.1	$447	59.7
Total gross profit	$3,518	10.2	$3,461	14.0	$3,462	11.1	$3,140	12.9

(1)     Amounts are net of intercompany eliminations. Those eliminations had the effect of increasing used vehicle gross profit per unit and wholesale vehicle gross profit per unit and decreasing other gross profit per unit by immaterial amounts.
(2)     Calculated as category gross profit divided by its respective units sold, except the other and total categories, which are divided by total used units sold.
(3)     Calculated as a percentage of its respective sales or revenue.

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

We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers through our appraisal process.  Vehicles purchased directly from consumers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to optimize unit sales and profitability while also maintaining a competitively priced inventory.

Used vehicle gross profit increased 5.3% in the second quarter of fiscal 2022, driven by the 6.7% increase in total used unit sales. Our used vehicle gross profit per unit for the second quarter was down slightly compared with the record prior year quarter but in-line with historical performance. Used vehicle gross profit increased 48.6% in the first six months of fiscal 2022, driven by the 42.6% increase in total used unit sales as well as the $88 increase in used vehicle gross profit per unit, reflecting a strong pricing environment.

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

Wholesale vehicle gross profit increased 30.9% in the second quarter of fiscal 2022, largely reflecting the 41.4% increase in wholesale unit sales, partially offset by an $81 decline in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit increased 81.7% in the first six months of fiscal 2022, driven by the 88.2% increase in wholesale unit sales, partially offset by a $36 decline in wholesale vehicle gross profit per unit.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance fees, advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance fees, as these represent revenues paid to us by certain third-party providers.  Third-party finance fees are reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit decreased 5.3% in the second quarter of fiscal 2022, reflecting a decrease in service department profits and a decline in EPP revenue, partially offset by the addition of Edmunds' gross profit and favorability in net third-party finance fees. The decrease in service department profits was the result of increased warranty service work, a shift in retail service capacity to support production and inflationary pressures experienced during the second quarter of fiscal 2022 as well as savings experienced during the second quarter of fiscal 2021 related to COVID-19.

Other gross profit increased 66.3% in the first six months of fiscal 2022, reflecting the growth in EPP revenues and reduction in net third-party finance fees, as discussed above, as well as the addition of Edmunds' gross profit.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2021    Six Months Ended August 31, 2021

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
18%
15%
10%
57%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1) (2)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2021	2020	Change	2021	2020	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$299.5	$239.3	25.1%	$583.6	$430.5	35.6%
Share-based compensation expense	28.7	34.3	(16.3)%	67.1	58.0	15.8%
Total compensation and benefits (3)	$328.2	$273.6	19.9%	$650.7	$488.5	33.2%
Occupancy costs	55.1	52.8	4.3%	105.6	98.6	7.2%
Advertising expense	85.0	50.5	68.5%	157.5	85.0	85.4%
Other overhead costs (4)	106.0	65.0	63.0%	214.6	94.7	126.3%
Total SG&A expenses	$574.3	$441.9	30.0%	$1,128.4	$766.8	47.1%
SG&A as % of gross profit	70.4%	58.8%	11.6%	64.8%	69.3%	(4.5)%

(1)     Depreciation and amortization previously included in SG&A expenses is now separately presented and is excluded from this table. Prior period amounts have been reclassified to conform to the current period’s presentation.
(2)     Amounts are net of intercompany eliminations.
(3)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.
(4) Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel and other administrative expenses.

SG&A expenses increased 30.0% in the second quarter of fiscal 2022. Factors contributing to the increase include the following:
•$34.5 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•Increased compensation and benefits expense and other overhead costs driven by staffing and sales growth as well as continued spending to advance our technology platforms and support our strategic initiatives and cost-reduction actions taken during the prior year quarter in response to the pandemic. We estimate that these cost-reduction actions resulted in savings of $25 million to $30 million in the second quarter of fiscal 2021.

SG&A expenses increased 47.1% in the first six months of fiscal 2022. Factors contributing to the increase include the following:
•$72.5 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•$40.3 million one-time benefit recognized in other overhead costs during the first quarter of fiscal 2021, representing our receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•Increased compensation and benefits expense and other overhead costs driven by staffing and sales growth as well as continued spending to advance our technology platforms and support our strategic initiatives and cost-reduction actions taken in response to the pandemic in the prior year period.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense of $22.4 million and $42.9 million in the second quarter and first six months of fiscal 2022, respectively, was relatively consistent with $22.5 million and $46.4 million in the second quarter and first six months of fiscal 2021, respectively.

Other (Income) Expense. Other income of $1.8 million in the second quarter of fiscal 2022 was relatively consistent with $1.7 million in the second quarter of fiscal 2021. Other income was $27.4 million in the first six months of fiscal 2022 compared with expense of $1.6 million in the first six months of fiscal 2021. The increase for the six-month period was primarily due to a net unrealized gain on an equity investment recorded during fiscal 2022.

Income Taxes.  The effective income tax rate was 22.4% in the second quarter of fiscal 2022 and 22.8% in the first six months of fiscal 2022 versus 23.6% in the second quarter of fiscal 2021 and 23.1% in the first six months of fiscal 2021.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of COVID-19) and wholesale recovery rates.  Based on underwriting adjustments made during the first quarter of fiscal 2021, in response to higher anticipated losses related to COVID-19, we targeted new loans toward the higher end of this range. By the end of the second quarter of fiscal 2021, we discontinued these adjustments and we anticipate non-Tier 3 loans originated since to remain within our targeted range. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$324.1	8.8	$280.1	8.5	$634.4	8.8	$562.6	8.5
Interest expense	(60.6)	(1.7)	(81.3)	(2.5)	(126.4)	(1.8)	(165.9)	(2.5)
Total interest margin	$263.5	7.2	$198.8	6.0	$508.0	7.0	$396.7	6.0
Provision for loan losses	$(35.5)	(1.0)	$(26.0)	(0.8)	$(11.1)	(0.2)	$(148.0)	(2.2)
CarMax Auto Finance income	$200.0	5.4	$147.2	4.5	$441.8	6.1	$198.1	3.0

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2021	2020	2021	2020
Net loans originated (in millions)	$2,372.4	$1,790.6	$4,855.8	$2,782.9
Vehicle units financed	99,671	92,648	218,034	141,344
Net penetration rate (1)	43.0%	42.6%	43.4%	40.1%
Weighted average contract rate	8.5%	8.2%	8.7%	8.3%
Weighted average credit score (2)	704	710	699	709
Weighted average loan-to-value (LTV) (3)	89.4%	91.6%	89.8%	92.1%
Weighted average term (in months)	66.6	65.8	66.4	65.9

(1)     Vehicle units financed as a percentage of total used units sold.
(2)     The credit scores represent FICO® scores and reflect only receivables with obligors that have a FICO® score at the time of application. The FICO® score with respect to any receivable with co-obligors is calculated as the average of each obligor’s FICO® score at the time of application. FICO® scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 5.  FICO® is a federally registered servicemark of Fair Isaac Corporation.
(3) LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2021	2020	2021	2020
Total ending managed receivables	$14,984.4	$13,379.0	$14,984.4	$13,379.0
Total average managed receivables	$14,683.3	$13,218.8	$14,416.0	$13,313.6
Allowance for loan losses	$398.1	$432.5	$398.1	$432.5
Allowance for loan losses as a percentage of ending managed receivables	2.66%	3.23%	2.66%	3.23%
Net credit losses on managed receivables	$16.9	$30.7	$24.1	$75.3
Annualized net credit losses as a percentage of total average managed receivables	0.46%	0.93%	0.34%	1.13%
Past due accounts as a percentage of ending managed receivables	2.72%	2.62%	2.72%	2.62%
Average recovery rate (1)	66.3%	57.3%	65.4%	52.0%

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

•CAF Income (Increase of $52.8 million, or 35.9%, and $243.6 million, or 122.9%, in the second quarter and first six months of fiscal 2022, respectively)
◦The increase in CAF income for the second quarter of fiscal 2022 reflects increases in the total interest margin percentage and average managed receivables, partially offset by an increase in the provision for loan losses.
◦The increase in CAF income for the first six months of fiscal 2022 reflects a decrease in the provision for loan losses, as well as increases in the total interest margin percentage and average managed receivables.
◦The increase in net loan originations in both the second quarter and first six months of fiscal 2022 resulted from an increase in the average amount financed as well as our used unit sales growth.

•Provision for Loan Losses ($35.5 million and $11.1 million in the second quarter and first six months of fiscal 2022, respectively, compared with $26.0 million and $148.0 million in the second quarter and first six months of fiscal 2021, respectively)
◦The change in the provision for the six-month period was primarily driven by reserve increases during the first quarter of fiscal 2021 associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared with reserve reductions during the first quarter of fiscal 2022, reflecting significant favorable loan loss experience as well as continued improvements in the macroeconomic environment.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.66% as of August 31, 2021, compared with 3.23% as of August 31, 2020 and 2.62% as of May 31, 2021.

•Total Interest Margin (Increased to 7.2% and 7.0% in the second quarter and first six months of fiscal 2022, respectively, from 6.0% in both the second quarter and first six months of fiscal 2021, respectively)
◦The increase in the total interest margin percentage was the result of lower funding costs as well as higher interest and fees from consumers.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume. During the first quarter of fiscal 2022, we began to increase our Tier 3 loan volume beyond our target of 5% of total Tier 3 loan volume to 10% by the end of the first quarter of fiscal 2022. Additionally, in the second quarter of fiscal 2022 CAF began to test loan originations in the Tier 2 space. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. A total of $172.5 million and $147.7 million in CAF Tier 3 receivables were outstanding as of August 31, 2021 and February 28, 2021, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of August 31, 2021 and February 28, 2021, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of ten stores in fiscal 2022. These stores will predominantly be cross functional stores that have a smaller footprint and can leverage our scale and the presence of our larger format stores in nearby markets. We currently estimate capital expenditures will total approximately $350 million in fiscal 2022. We expect nearly $100 million of this spend will be focused on investments in technology.

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

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business and overall macroeconomic conditions, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

On June 1, 2021, we completed our acquisition of Edmunds for a total purchase price of $401.8 million, inclusive of our initial investment. The consideration paid at closing included a combination of cash and shares of CarMax common stock. See Note 2 for additional information.
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was at the lower end of our targeted range for the second quarter of fiscal 2022. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first six months of fiscal 2022, net cash used in operating activities totaled $1.39 billion, compared with cash provided by operating activities of $889.8 million in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $1.18 billion in the current year period compared with a $188.6 million decline in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $1.21 billion in the current year period compared with net payments of $230.9 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of August 31, 2021, total inventory was $4.11 billion, representing an increase of $948.3 million compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation. This increase was slightly offset by a decline in vehicle units. Saleable inventory levels were below our targets throughout the current fiscal year as a result of temporary production slowdowns experienced in the fourth quarter of fiscal 2021 and strong demand experienced during the first half of fiscal 2022. We made substantial progress in building our inventory position during the second quarter of fiscal 2022.

The change in net cash (used in) provided by operating activities for the first six months of the current fiscal year compared with the prior year period reflected the changes in auto loans receivable and inventory, as discussed above, as well as the change in accounts receivable, driven by increased sales and timing, partially offset by an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. Our results for the first six months of fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter. In response, we took proactive measures to strengthen our liquidity position, including reducing our inventory levels and aligning our costs to lower sales volumes.

Investing Activities. During the first six months of the fiscal year, net cash used in investing activities totaled $380.2 million in fiscal 2022 compared with $92.4 million in fiscal 2021.  For fiscal 2022, this included $241.6 million in cash paid in connection with the Edmunds acquisition, net of cash acquired. Capital expenditures were $137.8 million in the current year period versus $92.0 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2021, 146 of our 225 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of fiscal 2022, net cash provided by financing activities totaled $1.77 billion compared with net cash used in financing activities of $86.0 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $1.21 billion compared with net payments of $230.9 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first six months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $355.5 million as well as net borrowings on our long-term debt of $867.2 million. During the first six months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $54.2 million as well as net borrowings on our long-term debt of $117.4 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$872,667	$—
Term loan (2)	June 2024	300,000	300,000
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	529,573	533,578
Non-recourse notes payable	Various dates through January 2028	14,977,290	13,764,808
Total debt (3)		17,179,530	15,098,386
Cash and cash equivalents		$58,095	$132,319

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2021, we were in compliance with these financial covenants.

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

As of August 31, 2021, $11.80 billion and $3.18 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2022, we funded a total of $3.59 billion in asset-backed term funding transactions.  As of August 31, 2021, we had $1.64 billion of unused capacity in our warehouse facilities.

We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Note 10 for additional information on the warehouse facilities.
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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2021, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $991.5 million remained available for repurchase. See Note 11 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 7 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, online purchases of vehicles from consumers, gross profit per used unit, revenue, margins, expenditures, liquidity, loan originations, CAF income, stock repurchases, indebtedness, earnings, market conditions or expectations with regards to the continued impact of the COVID-19 pandemic are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “target,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 48 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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
Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain legal proceedings, see Note 16 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”). On the same date and as part of the consideration for the acquisition, CarMax issued 776,097 shares of CarMax common stock to former Edmunds’ equity holders in an unregistered transaction pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. See Note 2 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to the Edmunds acquisition.

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

The following table provides information relating to the company's repurchase of common stock for the second quarter of fiscal 2022. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2021	737,776	$117.58	737,776	$1,124,798,460
July 1 - 31, 2021	463,300	$133.33	463,300	$1,063,024,463
August 1 - 31, 2021	552,999	$129.29	552,999	$991,525,029
Total	1,754,075		1,754,075

Item 5.    Other Information

On September 29, 2021, we entered into a consulting agreement (the "Consulting Agreement") with Edwin J. Hill, our Executive Vice President and Chief Operating Officer, pursuant to which he will provide consulting services to CarMax. Among other things, the Consulting Agreement extends the term of the non-solicitation and non-competition covenants in the Severance Agreement between Mr. Hill and CarMax, dated January 3, 2017, by an additional six months, now expiring two and a half years from the effective date of his retirement, which is anticipated to be January 2, 2022. In consideration for Mr. Hill’s consulting services, we will pay him $10,000 per month. The term of the consulting arrangement shall commence on January 3, 2022 and shall end on June 30, 2022, unless terminated earlier in accordance with the terms of the Consulting Agreement.

Item 6.    Exhibits

10.1	Consulting Agreement, dated August 3, 2021, between CarMax, Inc. and Eric M. Margolin, filed herewith. *

10.2	Consulting Agreement, dated September 29, 2021, between CarMax, Inc. and Edwin J. Hill, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

October 1, 2021