Form 10-Q
period 2021-11-30
CARMAX INC
filed 2022-01-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2021
Common Stock, par value $0.50	161,679,866

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2021 and 2020	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2021 and 2020	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2021 and February 28, 2021	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2021 and 2020	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2021 and 2020	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 6.	Exhibits	50

SIGNATURES			51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2021	%(1)	2020	%(1)	2021	%(1)	2020	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,435,590	75.5	$4,209,748	81.2	$18,697,300	77.2	$11,385,183	82.6
Wholesale vehicle sales	1,922,283	22.5	828,362	16.0	4,998,212	20.6	1,990,296	14.4
Other sales and revenues	169,886	2.0	146,834	2.8	518,205	2.1	410,413	3.0
NET SALES AND OPERATING REVENUES	8,527,759	100.0	5,184,944	100.0	24,213,717	100.0	13,785,892	100.0
COST OF SALES:
Used vehicle cost of sales	5,927,237	69.5	3,791,134	73.1	17,085,416	70.6	10,223,875	74.2
Wholesale vehicle cost of sales	1,710,103	20.1	713,961	13.8	4,411,175	18.2	1,669,595	12.1
Other cost of sales	53,859	0.6	48,419	0.9	140,573	0.6	154,666	1.1
TOTAL COST OF SALES	7,691,199	90.2	4,553,514	87.8	21,637,164	89.4	12,048,136	87.4
GROSS PROFIT	836,560	9.8	631,430	12.2	2,576,553	10.6	1,737,756	12.6
CARMAX AUTO FINANCE INCOME	165,968	1.9	176,445	3.4	607,732	2.5	374,590	2.7
Selling, general and administrative expenses	575,930	6.8	430,781	8.3	1,704,285	7.0	1,197,595	8.7
Depreciation and amortization	54,428	0.6	48,016	0.9	157,107	0.6	145,126	1.1
Interest expense	24,303	0.3	19,462	0.4	67,247	0.3	65,889	0.5
Other (income) expense	(8,094)	(0.1)	(887)	—	(35,453)	(0.1)	728	—
Earnings before income taxes	355,961	4.2	310,503	6.0	1,291,099	5.3	703,008	5.1
Income tax provision	86,523	1.0	75,203	1.5	299,638	1.2	166,034	1.2
NET EARNINGS	$269,438	3.2	$235,300	4.5	$991,461	4.1	$536,974	3.9
WEIGHTED AVERAGE COMMON SHARES:
Basic	162,006		163,732		162,710		163,278
Diluted	164,873		165,773		165,606		164,976
NET EARNINGS PER SHARE:
Basic	$1.66		$1.44		$6.09		$3.29
Diluted	$1.63		$1.42		$5.99		$3.25

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2021	2020	2021	2020
NET EARNINGS	$269,438	$235,300	$991,461	$536,974
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	659	727	1,976	2,183
Net change in cash flow hedge unrecognized losses	11,383	6,775	16,414	(5,036)
Other comprehensive income (loss), net of taxes	12,042	7,502	18,390	(2,853)
TOTAL COMPREHENSIVE INCOME	$281,480	$242,802	$1,009,851	$534,121

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,598	$132,319
Restricted cash from collections on auto loans receivable	552,487	496,415
Accounts receivable, net	563,135	239,070
Inventory	4,659,460	3,157,159
Other current assets	117,390	91,833
TOTAL CURRENT ASSETS	5,955,070	4,116,796
Auto loans receivable, net of allowance for loan losses of $426,507 and $411,150 as of November 30, 2021 and February 28, 2021, respectively	15,167,170	13,489,819
Property and equipment, net of accumulated depreciation of $1,542,238 and $1,414,264 as of November 30, 2021 and February 28, 2021, respectively	3,175,577	3,055,563
Deferred income taxes	134,382	164,261
Operating lease assets	543,645	431,652
Goodwill	141,258	653
Other assets	458,117	282,797
TOTAL ASSETS	$25,575,219	$21,541,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$936,556	$799,333
Accrued expenses and other current liabilities	530,592	415,465
Accrued income taxes	518	218
Current portion of operating lease liabilities	43,151	30,953
Current portion of long-term debt	10,889	9,927
Current portion of non-recourse notes payable	535,146	442,652
TOTAL CURRENT LIABILITIES	2,056,852	1,698,548
Long-term debt, excluding current portion	2,602,598	1,322,415
Non-recourse notes payable, excluding current portion	14,856,266	13,297,504
Operating lease liabilities, excluding current portion	529,821	423,618
Other liabilities	419,886	434,843
TOTAL LIABILITIES	20,465,423	17,176,928

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 161,871,923 and 163,172,333 shares issued and outstanding as of November 30, 2021 and February 28, 2021, respectively	80,936	81,586
Capital in excess of par value	1,672,728	1,513,821
Accumulated other comprehensive loss	(100,301)	(118,691)
Retained earnings	3,456,433	2,887,897
TOTAL SHAREHOLDERS’ EQUITY	5,109,796	4,364,613
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,575,219	$21,541,541

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net earnings	$991,461	$536,974
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	200,819	180,495
Share-based compensation expense	108,962	73,946
Provision for loan losses	87,342	156,147
Provision for cancellation reserves	91,607	53,511
Deferred income tax provision (benefit)	19,564	(19,529)
Other	(26,808)	5,966
Net (increase) decrease in:
Accounts receivable, net	(290,346)	22,111
Inventory	(1,502,323)	66,211
Other current assets	(13,615)	29,478
Auto loans receivable, net	(1,764,693)	(73,827)
Other assets	(18,309)	(8,151)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	170,474	(124,092)
Other liabilities	(136,780)	(30,854)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,082,645)	868,386
INVESTING ACTIVITIES:
Capital expenditures	(226,903)	(123,952)
Proceeds from disposal of property and equipment	260	1,846
Proceeds from sale of business	12,284	—
Purchases of investments	(13,676)	(2,709)
Sales and returns of investments	36,915	2,739
Business acquisition, net of cash acquired	(241,563)	—
NET CASH USED IN INVESTING ACTIVITIES	(432,683)	(122,076)
FINANCING ACTIVITIES:
Increase in short-term debt, net	—	968
Proceeds from issuances of long-term debt	5,804,200	1,562,300
Payments on long-term debt	(4,524,973)	(2,022,586)
Cash paid for debt issuance costs	(14,473)	(12,797)
Payments on finance lease obligations	(8,822)	(4,871)
Issuances of non-recourse notes payable	11,217,298	7,947,313
Payments on non-recourse notes payable	(9,565,649)	(7,940,254)
Repurchase and retirement of common stock	(475,950)	(158,625)
Equity issuances	76,310	94,295
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,507,941	(534,257)
(Decrease) increase in cash, cash equivalents, and restricted cash	(7,387)	212,053
Cash, cash equivalents, and restricted cash at beginning of year	771,947	656,390
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$764,560	$868,443

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$62,598	$236,643
Restricted cash from collections on auto loans receivable	552,487	492,610
Restricted cash included in other assets	149,475	139,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$764,560	$868,443

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2021
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613
Net earnings	—	—	—	436,756	—	436,756
Other comprehensive income	—	—	—	—	2,937	2,937
Share-based compensation expense	—	—	20,102	—	—	20,102
Repurchases of common stock	(998)	(499)	(9,348)	(114,695)	—	(124,542)
Exercise of common stock options	375	187	21,403	—	—	21,590
Stock incentive plans, net shares issued	254	127	(18,102)	—	—	(17,975)
Balance as of May 31, 2021	162,803	$81,401	$1,527,876	$3,209,958	$(115,754)	$4,703,481
Net earnings	—	—	—	285,267	—	285,267
Other comprehensive income	—	—	—	—	3,411	3,411
Share-based compensation expense	—	—	14,116	—	—	14,116
Shares issued for acquisition	776	388	90,183	—	—	90,571
Repurchases of common stock	(1,754)	(877)	(17,164)	(202,004)	—	(220,045)
Exercise of common stock options	621	311	38,185	—	—	38,496
Stock incentive plans, net shares issued	24	12	(130)	—	—	(118)
Balance as of August 31, 2021	162,470	$81,235	$1,653,066	$3,293,221	$(112,343)	$4,915,179
Net earnings	—	—	—	269,438	—	269,438
Other comprehensive income	—	—	—	—	12,042	12,042
Share-based compensation expense	—	—	12,347	—	—	12,347
Repurchases of common stock	(851)	(425)	(8,695)	(106,226)	—	(115,346)
Exercise of common stock options	253	126	16,097	—	—	16,223
Stock incentive plans, net shares issued	—	—	(87)	—	—	(87)
Balance as of November 30, 2021	161,872	$80,936	$1,672,728	$3,456,433	$(100,301)	$5,109,796

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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through express pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

Recent Accounting Pronouncements.

Effective in Future Periods
In October 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2021-08) related to accounting for acquired revenue contracts with customers in a business combination. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2023, and we do not expect it to have a material effect on our consolidated financial statements.

In November 2021, the FASB issued an accounting pronouncement (ASU 2021-10) related to government assistance disclosures. The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

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

The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, Edmunds’ results of operations have been consolidated in our financial statements since the date of acquisition. We recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of June 1, 2021. The transaction costs associated with the acquisition were approximately $8.0 million and were expensed as incurred within selling, general and administrative expenses.

The following table summarizes the total purchase consideration:

(In thousands)
Total cash consideration for outstanding shares	$251,047
Fair value of common stock (1)	90,571
Fair value of preexisting relationship	60,200
Total	$401,818

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

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of the acquisition and is subject to final fair value determination:

(In thousands)	Fair Value
Cash	$9,484
Accounts receivable, net	33,719
Other current assets	2,397
Property and equipment, net	20,741
Goodwill (1)	141,258
Intangible assets	218,000
Operating lease assets	97,250
Other assets	191
Total assets acquired	523,040

Accounts payable	5,063
Accrued expenses and other current liabilities	11,277
Current portion of operating lease liabilities	12,795
Deferred income taxes (1)	3,823
Operating lease liabilities, excluding current portion	88,264
Total liabilities assumed	121,222
Net assets acquired	$401,818

(1)     During the third quarter of fiscal 2022, we obtained new information about facts and circumstances that existed as of the acquisition date, which resulted in a change in the fair value of assets and liabilities recognized. The adjustments were primarily related to research and development tax credits, which resulted in a decrease in goodwill and a decrease in deferred income taxes of $8.4 million.

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

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2021	2020	2021	2020
Used vehicle sales	$6,435.6	$4,209.7	$18,697.3	$11,385.2
Wholesale vehicle sales	1,922.3	828.4	4,998.2	1,990.3
Other sales and revenues:
Extended protection plan revenues	106.6	101.7	353.8	294.5
Third-party finance fees, net	1.6	(10.6)	(0.3)	(36.7)
Advertising & subscription revenues (1)	33.3	—	67.9	—
Service revenues	19.7	24.6	62.9	70.6
Other	8.7	31.1	33.9	82.0
Total other sales and revenues	169.9	146.8	518.2	410.4
Total net sales and operating revenues	$8,527.8	$5,184.9	$24,213.7	$13,785.9

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of November 30, 2021 and February 28, 2021, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Other Revenues. Other revenues consist primarily of new vehicle sales and sales of accessories. Revenue in this category is recognized upon transfer of control to the customer.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$330.0	8.6	$288.5	8.5	$964.4	8.7	$851.1	8.5
Interest expense	(53.6)	(1.4)	(77.1)	(2.3)	(180.0)	(1.6)	(243.0)	(2.4)
Total interest margin	276.4	7.2	211.4	6.3	784.4	7.1	608.1	6.1
Provision for loan losses	(76.2)	(2.0)	(8.2)	(0.2)	(87.3)	(0.8)	(156.1)	(1.6)
Total interest margin after provision for loan losses	200.2	5.2	203.2	6.0	697.1	6.3	452.0	4.5

Total other expense	—	—	—	—	—	—	(2.2)	—

Direct expenses:
Payroll and fringe benefit expense	(12.7)	(0.3)	(11.6)	(0.3)	(37.7)	(0.3)	(34.2)	(0.3)
Depreciation and amortization	(2.4)	(0.1)	(0.2)	—	(2.8)	—	(0.6)	—
Other direct expenses	(19.2)	(0.5)	(15.0)	(0.4)	(48.9)	(0.4)	(40.4)	(0.4)
Total direct expenses	(34.3)	(0.9)	(26.8)	(0.8)	(89.4)	(0.8)	(75.2)	(0.7)
CarMax Auto Finance income	$166.0	4.3	$176.4	5.2	$607.7	5.5	$374.6	3.7

Total average managed receivables	$15,288.8		$13,517.5		$14,706.9		$13,381.6

(1)     Annualized percentage of total average managed receivables.

5. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $15.42 billion as of November 30, 2021 and $13.76 billion as of February 28, 2021. See Note 10 for additional information on non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of November 30	As of February 28
(In millions)	2021	2021
Asset-backed term funding	$11,725.4	$11,008.3
Warehouse facilities	3,155.9	2,314.1
Overcollateralization (1)	479.2	345.2
Other managed receivables (2)	163.5	179.6
Total ending managed receivables	15,524.0	13,847.2
Accrued interest and fees	73.7	57.4
Other	(4.0)	(3.7)
Less: allowance for loan losses	(426.5)	(411.1)
Auto loans receivable, net	$15,167.2	$13,489.8

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

Ending Managed Receivables by Major Credit Grade

	As of November 30, 2021
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
A	$3,172.3	$1,999.2	$1,454.6	$693.7	$275.2	$57.6	$7,652.6	49.3
B	2,306.4	1,446.1	977.3	556.2	260.0	80.4	5,626.4	36.2
C and other	922.4	583.2	374.8	210.4	103.9	50.3	2,245.0	14.5
Total ending managed receivables	$6,401.1	$4,028.5	$2,806.7	$1,460.3	$639.1	$188.3	$15,524.0	100.0

	As of February 28, 2021
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
A	$2,782.0	$2,146.5	$1,146.7	$568.9	$199.6	$30.4	$6,874.1	49.6
B	1,993.6	1,424.5	870.1	476.0	195.5	49.2	5,008.9	36.2
C and other	786.1	541.6	320.4	182.0	99.8	34.3	1,964.2	14.2
Total ending managed receivables	$5,561.7	$4,112.6	$2,337.2	$1,226.9	$494.9	$113.9	$13,847.2	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.

Allowance for Loan Losses.  The allowance for loan losses at November 30, 2021 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

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

Allowance for Loan Losses

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Balance as of beginning of period	$398.1	2.66	$432.5	3.23	$411.1	2.97	$157.8	1.16
Adoption of CECL	—		—		—		202.0
Adjusted balance as of beginning of period	398.1	2.66	432.5	3.23	411.1	2.97	359.8	2.64
Charge-offs	(68.2)		(49.9)		(153.7)		(174.5)
Recoveries (2)	20.4		40.8		81.8		90.2
Provision for loan losses	76.2		8.2		87.3		156.1
Balance as of end of period (3)	$426.5	2.75	$431.6	3.17	$426.5	2.75	$431.6	3.17

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.
(3)    The allowance for loan losses primarily relates to estimated losses on CAF’s core receivables; $40.8 million and $31.8 million of the total allowance relates to the outstanding CAF Tier 3 loan balances as of November 30, 2021 and February 28, 2021, respectively.

During the first nine months of fiscal 2022, the allowance for loan losses increased $15.4 million, primarily reflecting growth in receivables, partially offset by favorable loan loss performance during the year. Although net charge-offs remained low in the first nine months of fiscal 2022, the future impact of the COVID-19 environment on credit losses remains uncertain. As a result, we determined that the quantitative loss rates should be qualitatively adjusted to reflect future loss performance from potential customer hardship and to mitigate the quantitative impact of recent favorable loss performance, as we do not believe the favorable loss performance this fiscal year is consistent with our best estimate of expected future losses. The allowance for loan losses as of November 30, 2021 reflects both the positive customer payment behavior compared to historical experience recently observed as well as the unpredictability of the current macroeconomic environment.

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

Past Due Receivables

	As of November 30, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$7,617.6	$5,373.2	$1,938.8	$14,929.6	96.17
Delinquent loans:
31-60 days past due	23.0	160.4	179.7	363.1	2.34
61-90 days past due	9.2	74.5	102.3	186.0	1.20
Greater than 90 days past due	2.8	18.3	24.2	45.3	0.29
Total past due	35.0	253.2	306.2	594.4	3.83
Total ending managed receivables	$7,652.6	$5,626.4	$2,245.0	$15,524.0	100.00

	As of February 28, 2021
	Major Credit Grade
(In millions)	A	B	C & Other	Total	% (1)
Current	$6,847.2	$4,840.3	$1,767.2	$13,454.7	97.17
Delinquent loans:
31-60 days past due	17.3	108.9	120.0	246.2	1.78
61-90 days past due	7.0	48.4	64.5	119.9	0.86
Greater than 90 days past due	2.6	11.3	12.5	26.4	0.19
Total past due	26.9	168.6	197.0	392.5	2.83
Total ending managed receivables	$6,874.1	$5,008.9	$1,964.2	$13,847.2	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $9.0 million will be reclassified in AOCL as a decrease to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and nine months ended November 30, 2021, we recognized income of $3.4 million and $3.2 million, respectively, in CAF income representing these changes in fair value.

As of November 30, 2021 and February 28, 2021, we had interest rate swaps outstanding with a combined notional amount of $4.03 billion and $2.43 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30, 2021 and February 28, 2021, we had interest rate swaps outstanding with notional amounts of $644.2 million and $255.2 million, respectively, that were not designated as cash flow hedges.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$705,326	$—	$705,326
Mutual fund investments	25,650	—	25,650
Derivative instruments designated as hedges	—	10,566	10,566
Derivative instruments not designated as hedges	—	3,671	3,671
Total assets at fair value	$730,976	$14,237	$745,213

Percent of total assets at fair value	98.1%	1.9%	100.0%
Percent of total assets	2.9%	0.1%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(4,561)	$(4,561)
Total liabilities at fair value	$—	$(4,561)	$(4,561)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$685,585	$—	$685,585
Mutual fund investments	24,049	—	24,049
Derivative instruments designated as hedges	—	4,061	4,061
Derivative instruments not designated as hedges	—	501	501
Total assets at fair value	$709,634	$4,562	$714,196

Percent of total assets at fair value	99.4%	0.6%	100.0%
Percent of total assets	3.3%	—%	3.3%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,024)	$(6,024)
Total liabilities at fair value	$—	$(6,024)	$(6,024)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2021 and February 28, 2021, respectively, are as follows:

(In thousands)	As of November 30, 2021	As of February 28, 2021
Carrying value	$500,000	$500,000
Fair value	$542,176	$556,993

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2021	2020	2021	2020
Balance as of beginning of period	$144.3	$122.6	$124.5	$117.9
Cancellations	(25.2)	(17.4)	(68.3)	(48.3)
Provision for future cancellations	28.7	17.9	91.6	53.5
Balance as of end of period	$147.8	$123.1	$147.8	$123.1

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2021 and February 28, 2021, the current portion of cancellation reserves was $79.8 million and $58.7 million, respectively.

9. Income Taxes

We had $29.5 million of gross unrecognized tax benefits as of November 30, 2021, and $29.0 million as of February 28, 2021.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2021.

10. Debt

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$588,100	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,318	—
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	527,260	533,578
Non-recourse notes payable	Various dates through August 2028	15,416,457	13,764,808
Total debt		18,031,135	15,098,386
Less: current portion		(546,035)	(452,579)
Less: unamortized debt issuance costs		(26,236)	(25,888)
Long-term debt, net		$17,458,864	$14,619,919

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $1.45 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes. We pay a commitment fee on unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of November 30, 2021, the unused capacity of $861.9 million was fully available to us. In December 2021, we exercised the accordion feature to increase the credit limit of this facility to $2.00 billion with no other material changes to the terms of the agreement.

Term Loans. On October 15, 2021, we entered into a term loan agreement for an aggregate principal amount of $700 million, which will mature on October 15, 2026. Borrowings under both our $300 million and $700 million term loans are available for working capital and general corporate purposes. Both term loans were classified as long-term debt, as no repayments are scheduled to be made within the next 12 months.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through August 2028, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles for non-recourse notes payable as of November 30, 2021, are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2021 expiration	$0.18
February 2022 expiration	2.35
August 2022 expiration	2.30
Combined warehouse facility limit	$4.83
Unused capacity	$1.67

Non-recourse notes payable outstanding:
Warehouse facilities	$3.16
Asset-backed term funding transactions	12.26
Non-recourse notes payable	$15.42

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

Capitalized Interest.    We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2021 and 2020, we capitalized interest of $5.0 million and $2.1 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2021, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
As of November 30, 2021, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $876.2 million remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2021	2020	2021	2020
Number of shares repurchased (in thousands)	851.1	1,175.8	3,602.8	1,691.3
Average cost per share	$135.52	$92.90	$127.65	$88.65
Available for repurchase, as of end of period (in millions)	$876.2	$1,402.4	$876.2	$1,402.4

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2021	2020	2021	2020
Cost of sales	$1,896	$11	$5,719	$3,202
CarMax Auto Finance income	1,560	938	4,749	3,750
Selling, general and administrative expenses	33,328	10,728	100,453	68,680
Share-based compensation expense, before income taxes	$36,784	$11,677	$110,921	$75,632

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2021	2020	2021	2020
Nonqualified stock options	$7,846	$6,630	$27,375	$25,237
Cash-settled restricted stock units (RSUs)	23,836	1,210	62,398	33,784
Stock-settled market stock units (MSUs)	3,171	3,161	11,260	12,516
Other share-based incentives:
Stock-settled performance stock units (PSUs)	964	112	5,334	378
Restricted stock (RSAs)	365	39	670	106
Stock-settled deferred stock units (DSUs)	—	—	1,925	1,925
Employee stock purchase plan	602	525	1,959	1,686
Total other share-based incentives	$1,931	$676	$9,888	$4,095
Share-based compensation expense, before income taxes	$36,784	$11,677	$110,921	$75,632

(C) Stock Incentive Plan Information

Share/Unit Activity
	Nine Months Ended November 30, 2021
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2021	6,266	520	84	1,606
Granted	922	82	89	377
Exercised or vested and converted	(1,249)	(197)	(2)	(715)
Cancelled	(78)	(11)	(2)	(78)
Outstanding as of November 30, 2021	5,861	394	169	1,190

Weighted average grant date fair value per share/unit:

Granted	$42.31	$178.16	$132.96	$136.48
Ending outstanding	$23.75	$112.21	$108.30	$93.44

	As of November 30, 2021
Unrecognized compensation (in millions)	$54.4	$17.5	$4.8

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2021	2020	2021	2020
Net earnings	$269,438	$235,300	$991,461	$536,974

Weighted average common shares outstanding	162,006	163,732	162,710	163,278
Dilutive potential common shares:
Stock options	2,373	1,636	2,391	1,341
Stock-settled stock units and awards	494	405	505	357
Weighted average common shares and dilutive potential common shares	164,873	165,773	165,606	164,976

Basic net earnings per share	$1.66	$1.44	$6.09	$3.29
Diluted net earnings per share	$1.63	$1.42	$5.99	$3.25

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2021 and 2020, options to purchase 776,853 shares and 115,509 shares of common stock, respectively, were not included. For the nine months ended November 30, 2021 and 2020, options to purchase 701,970 shares and 2,158,503 shares of common stock, respectively, were not included.

13. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Losses	Loss
Balance as of February 28, 2021	$(92,662)	$(26,029)	$(118,691)
Other comprehensive income before reclassifications	—	6,386	6,386
Amounts reclassified from accumulated other comprehensive loss	1,976	10,028	12,004
Other comprehensive income	1,976	16,414	18,390
Balance as of November 30, 2021	$(90,686)	$(9,615)	$(100,301)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2021	2020	2021	2020
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$367	$402	$1,083	$1,212
CarMax Auto Finance income	21	27	64	83
Selling, general and administrative expenses	481	530	1,458	1,583
Total amortization reclassifications recognized in net pension expense	869	959	2,605	2,878
Tax expense	(210)	(232)	(629)	(695)
Amortization reclassifications recognized in net pension expense, net of tax	659	727	1,976	2,183
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	659	727	1,976	2,183

Cash Flow Hedges (Note 6):
Changes in fair value	11,339	2,877	8,668	(21,906)
Tax (expense) benefit	(2,985)	(761)	(2,282)	5,793
Changes in fair value, net of tax	8,354	2,116	6,386	(16,113)
Reclassifications to CarMax Auto Finance income	4,111	6,334	13,610	15,060
Tax expense	(1,082)	(1,675)	(3,582)	(3,983)
Reclassification of hedge losses, net of tax	3,029	4,659	10,028	11,077
Net change in cash flow hedge unrecognized losses, net of tax	11,383	6,775	16,414	(5,036)
Total other comprehensive income (loss), net of tax	$12,042	$7,502	$18,390	$(2,853)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $32.2 million as of November 30, 2021 and $38.7 million as of February 28, 2021.

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
The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2021	2020	2021	2020
Operating lease cost (1)	$20,581	$14,340	$53,631	$43,075
Finance lease cost:
Depreciation of lease assets	3,383	2,149	9,784	5,523
Interest on lease liabilities	4,257	2,680	12,531	7,328
Total finance lease cost	7,640	4,829	22,315	12,851
Total lease cost	$28,221	$19,169	$75,946	$55,926

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 28
(In thousands)	Classification	2021	2021
Assets:
Operating lease assets	Operating lease assets	$543,645	$431,652
Finance lease assets	Property and equipment, net (1)	123,347	109,665
Total lease assets		$666,992	$541,317
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$43,151	$30,953
Finance leases	Accrued expenses and other current liabilities	9,696	9,422
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	529,821	423,618
Finance leases	Other liabilities	140,215	120,094
Total lease liabilities		$722,883	$584,087

(1)    Finance lease assets are recorded net of accumulated depreciation of $27.3 million as of November 30, 2021 and $17.5 million as of February 28, 2021.

Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 28
Lease Term and Discount Rate	2021	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	17.45	19.37
Finance leases	12.78	13.56

Weighted Average Discount Rate
Operating leases	4.80%	5.36%
Finance leases	14.48%	15.09%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,527	$42,711
Operating cash flows from finance leases	$8,086	$5,972
Financing cash flows from finance leases	$8,822	$4,871

Lease assets obtained in exchange for lease obligations:
Operating leases	$45,491	$13,650
Finance leases	$24,772	$30,596

Maturities of lease liabilities were as follows:

	As of November 30, 2021
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2022, remaining	$17,382	$6,142
Fiscal 2023	69,570	25,633
Fiscal 2024	69,053	30,569
Fiscal 2025	68,544	27,316
Fiscal 2026	63,015	27,925
Thereafter	626,442	212,443
Total lease payments	914,006	330,028
Less: interest	(341,034)	(180,117)
Present value of lease liabilities	$572,972	$149,911
(1)    Lease payments exclude $13.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2021	2020
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$9,933	$(28,862)

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

The company was a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan and Ford related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2018.  On April 15, 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. CarMax remains a class member for the Ford settlement fund. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford settlement fund.

The company is a class member in a consolidated and settled class action lawsuit (In re: General Motors Ignition Switch Litigation (U.S. District Court, Southern District of New York)) against General Motors related to the economic loss associated with certain model vehicles previously subject to recall for ignition switches, electronic power steering, and side impact airbags, for model years 1997-2014. On November 30, 2021, CarMax received $22.6 million in net recoveries from the GM settlement fund.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $19.3 million as of November 30, 2021, and $15.2 million as of February 28, 2021, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended November 30, 2021
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$8,494,437	$33,322	$—	$8,527,759
Intersegment sales and operating revenues	—	7,973	(7,973)	—
Total sales and operating revenues	$8,494,437	$41,295	$(7,973)	$8,527,759
Depreciation and amortization (1)	$226	$2,489	$—	$2,715
Gross profit	$809,998	$28,275	$(1,713)	$836,560
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				165,968
Selling, general and administrative expenses				(575,930)
Depreciation and amortization (2)				(54,428)
Interest expense				(24,303)
Other income (expense)				8,094
Earnings before income taxes				$355,961

	Nine Months Ended November 30, 2021
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$24,145,847	$67,870	$—	$24,213,717
Intersegment sales and operating revenues	—	14,981	(14,981)	—
Total sales and operating revenues	$24,145,847	$82,851	$(14,981)	$24,213,717
Depreciation and amortization (1)	$526	$4,698	$—	$5,224
Gross profit	$2,522,595	$57,348	$(3,390)	$2,576,553
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				607,732
Selling, general and administrative expenses				(1,704,285)
Depreciation and amortization (2)				(157,107)
Interest expense				(67,247)
Other income (expense)				35,453
Earnings before income taxes				$1,291,099

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or a seamless combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through express pickup, available nationwide, or home delivery, available to most customers.

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

As of November 30, 2021, we operated 226 used car stores in 107 U.S. television markets. As of that date, wholesale auctions previously held at 74 of our used car stores were being conducted virtually. During the third quarter of fiscal 2022, we sold our remaining new car franchise.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.0% of our retail used vehicle unit sales in the first nine months of fiscal 2022.  As of November 30, 2021, CAF serviced approximately 1,090,000 customer accounts in its $15.52 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first nine months of fiscal 2022 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2022 as compared to the third quarter and first nine months of fiscal 2021 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2021	Change from Three Months Ended November 30, 2020	Nine Months Ended November 30, 2021	Change from Nine Months Ended November 30, 2020
Income statement information
Net sales and operating revenues	$8,527.8	64.5%	$24,213.7	75.6%
Gross profit	$836.6	32.5%	$2,576.6	48.3%
CAF income	$166.0	(5.9)%	$607.7	62.2%
Selling, general and administrative expenses	$575.9	33.7%	$1,704.3	42.3%
Net earnings	$269.4	14.5%	$991.5	84.6%
Unit sales information
Used unit sales	227,424	16.9%	730,020	33.5%
Change in used unit sales in comparable stores	15.8%	N/A	32.5%	N/A
Wholesale unit sales	187,630	48.5%	557,117	72.7%
Per unit information
Used gross profit per unit	$2,235	3.9%	$2,208	4.0%
Wholesale gross profit per unit	$1,131	24.8%	$1,054	6.0%
SG&A as % of gross profit	68.8%	0.6%	66.1%	(2.8)%
Per share information
Net earnings per diluted share	$1.63	14.8%	$5.99	84.3%
(1)    Where applicable, amounts are net of intercompany eliminations.

Net earnings per diluted share during the third quarter and first nine months of fiscal 2022 included a one-time benefit of $0.10 in connection with the receipt of settlement proceeds in November 2021 related to a class action lawsuit. Net earnings per diluted share during the first nine months of fiscal 2021 included a one-time benefit of $0.18 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit.

As noted on the December 22, 2021 earnings call, we were pleased with our performance during the third quarter of fiscal 2022 and into the fourth quarter through that date. Refer to “Results of Operations” for further details on our revenues and profitability.

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

Although the immediate impact of COVID-19 has subsided, uncertainty continues. During the first nine months of fiscal 2022, states and localities were in the midst of a vaccine distribution program and easing certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists, particularly as it relates to the emergence of new variants of the virus. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, communities and shareholders.
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

Strategic Update and Future Outlook
Since completing our omni-channel rollout in the second quarter of fiscal 2021, we now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We recognize that there has been an accelerated shift in consumer buying behavior. Customers are seeking safety, personalization and convenience in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term.

With the completion of our omni-channel platform rollout, we are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on completing the roll out of our self-service experience. Currently, more than two-thirds of our customers are eligible to complete an online retail sale independently if they choose, up from slightly more than 50% in the previous quarter. In the third quarter of fiscal 2022, online retail sales accounted for 9% of retail unit sales, consistent with the previous quarter and up from 5% in the prior year quarter. An online retail sale is defined as a sale where the customer completes all four of the following activities remotely: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order. Omni sales, defined as sales where customers complete at least one of the four activities listed above online, represented approximately 57% of retail sales, up from 55% in the previous quarter and 49% in the prior year quarter. The growing rate of customer adoption versus the prior year reinforces our belief in our omni-channel strategy.
Revenue from online transactions, defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, wholesale sales where the winning bid was taken from an online bid and all revenue earned by Edmunds, was $2.5 billion, or approximately 30% of net revenues in the third quarter of fiscal 2022, up from 28% in the previous quarter and 20% in the prior year quarter.
We continue to see success from our online instant appraisal offer, which quickly provides customers an offer on their vehicle. This innovative experience allowed us to purchase approximately 194,000 vehicles online from consumers during the third quarter of fiscal 2022, representing approximately half of our total buys from consumers. The buy rate for customers who engage with us after first receiving an online instant appraisal offer is typically higher than through our traditional appraisal lane. This offering supports our belief that we have become and are further expanding our position as the largest online buyer of used vehicles from consumers in the US.

Historically, our annual self-sufficiency rate has been between 36% and 41%. For the first quarter of fiscal 2022, our self-sufficiency rate was between 45% and 50%, and for both the second and third quarter of fiscal 2022 we achieved record self-sufficiency rates above 70%. In the third quarter of fiscal 2022, total vehicles purchased from consumers was approximately 383,000, a 5% increase versus the prior quarter and a 91% increase versus the prior year quarter, strengthening our leadership position as the largest used vehicle buyer from consumers.

At the end of the fourth quarter of fiscal 2021, we also launched a financing offer product in our online checkout process. With this enhancement, eligible customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store; we continue to enhance and further expand this product. Nearly 65% of our finance customers start their loan process online with a pre-approval application. In the third quarter, we expanded our finance based shopping capability, which enables our customers to see personalized finance terms from multiple lenders across the full inventory of vehicles on our website. This experience is currently available to approximately 75% of our customers and we are working towards adding the remaining customers and integrating additional lenders to this experience.

Our strategic investments in the near term will focus on our customer experience, vehicle acquisition and marketing. As we continue enhancing our online experience and offerings, we believe it is important to educate customers about our omni-channel platform and to differentiate and elevate our brand. During the fourth quarter of fiscal 2021, we introduced the next phase of our national multi-media marketing campaign. As a result, marketing spend increased year-over-year in the first nine months of fiscal 2022. We expect our marketing spend to remain elevated for the remainder of fiscal 2022 with per unit expenses similar to those experienced in the second half of fiscal 2021. We believe we are well positioned to gain market share through the promotion of our omni-channel platform and new product offerings such as our Love Your Car Guarantee.
Our strategic investments include the acquisition of Edmunds, which we completed on June 1, 2021. The acquisition was the first in CarMax history, and added one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations to the CarMax family. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds continues to operate independently and remains focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition allows both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, CarMax's unparalleled national scale and infrastructure, and the combined talent of both businesses. Edmunds has been slightly accretive to our profitability since the acquisition. We expect Edmunds’ financial results to have an immaterial impact to CarMax’s earnings per share in fiscal 2022, with potential for significant shareholder value creation over the longer term.
In order to execute our long-term strategy, we plan to continue to invest in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies, as well as marketing. We are also focused on ensuring we are efficient in our spend, targeting specific areas where we expect to achieve more efficiencies and leverage, such as our CECs. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies.
During the third quarter, we saw solid improvements in the service levels of our CECs related to web and phone lead response and conversion rates while also handling a record level of volume. This improvement was due to a combination of staffing increases and ongoing utilization of our artificial intelligence and machine learning processes that drove the right work to the right associates. From an efficiency perspective, we continue to see gains in our buying organization. The combination of our instant offer program along with the investments we have made in data science, automation and artificial intelligence continue to materially reduce our costs per buy.
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

As of November 30, 2021, we had used car stores located in 107 U.S. television markets, which covered approximately 78% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2022, we opened six stores, and during the remainder of the fiscal year we plan to open four stores.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2021	2020	Change	2021	2020	Change
Used vehicle sales	$6,435.6	$4,209.7	52.9%	$18,697.3	$11,385.2	64.2%
Wholesale vehicle sales	1,922.3	828.4	132.1%	4,998.2	1,990.3	151.1%
Other sales and revenues:
Extended protection plan revenues	106.6	101.7	4.8%	353.8	294.5	20.2%
Third-party finance fees, net	1.6	(10.6)	114.7%	(0.3)	(36.7)	99.3%
Advertising & subscription revenues (1)	33.3	—	100.0%	67.9	—	100.0%
Other	28.4	55.7	(49.0)%	96.8	152.6	(36.6)%
Total other sales and revenues	169.9	146.8	15.7%	518.2	410.4	26.3%
Total net sales and operating revenues	$8,527.8	$5,184.9	64.5%	$24,213.7	$13,785.9	75.6%

(1)    Excludes intersegment revenues that have been eliminated in consolidation. See Note 17 for further details.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2021	2020	Change	2021	2020	Change
Used vehicles	227,424	194,576	16.9%	730,020	546,934	33.5%
Wholesale vehicles	187,630	126,317	48.5%	557,117	322,592	72.7%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2021	2020	Change	2021	2020	Change
Used vehicles	$27,995	$21,402	30.8%	$25,380	$20,581	23.3%
Wholesale vehicles	$9,890	$6,245	58.4%	$8,634	$5,877	46.9%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2021	2020	2021	2020
Used vehicle units	15.8%	(0.8)%	32.5%	(14.8)%
Used vehicle revenues	51.4%	2.5%	63.4%	(14.1)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2021	2020	2021	2020
Used vehicle units	16.9%	1.0%	33.5%	(12.6)%
Used vehicle revenues	52.9%	4.5%	64.2%	(11.9)%

Wholesale vehicle units	48.5%	10.8%	72.7%	(10.7)%
Wholesale vehicle revenues	132.1%	35.6%	151.1%	2.0%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2021	2020	2021	2020
CAF (2)	46.1%	48.9%	46.6%	45.0%
Tier 2 (3)	22.2%	19.5%	22.2%	22.8%
Tier 3 (4)	6.5%	9.7%	8.0%	11.5%
Other (5)	25.2%	21.9%	23.2%	20.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 3 loan originations, which represent less than 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2021	2020	2021	2020
Used car stores, beginning of period	225	220	220	216
Store openings	1	—	6	4
Used car stores, end of period	226	220	226	220

During the first nine months of fiscal 2022, we opened six stores (Miami, FL; Tampa, FL; Gainesville, FL; Los Angeles, CA; Greenville, NC; and Springfield, MO).

Used Vehicle Sales.  The 52.9% increase in used vehicle revenues in the third quarter of fiscal 2022 was primarily driven by a 16.9% increase in used unit sales and a 30.8% increase in average retail selling price. The increase in used units included a 15.8% increase in comparable store used unit sales. For the first nine months of fiscal 2022, used vehicle revenues increased 64.2%, driven by a 33.5% increase in used unit sales and a 23.3% increase in average selling price. The increase in used units included a 32.5% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 9% of used unit sales for both the third quarter and first nine months of fiscal 2022, compared with 5% and 4% for the third quarter and first nine months of fiscal 2021, respectively.

We believe our strong comparable store used unit sales growth for both the third quarter and first nine months of fiscal 2022 was driven by solid execution, growing demand for our online offerings and macroeconomic factors. Ramping inventory and staffing levels during fiscal 2022 as well as the continued success of vehicle sourcing directly from consumers were also contributing factors. Our results for the first nine months of fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter.

The increase in average retail selling price in both the third quarter and first nine months of fiscal 2022 reflected higher vehicle acquisition costs driven by market appreciation.

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

The 132.1% increase in wholesale vehicle revenues in the third quarter of fiscal 2022 was primarily due to a 48.5% increase in unit sales as well as a 58.4% increase in average selling price. For the first nine months of fiscal 2022, wholesale vehicle revenues increased 151.1%, driven by a 72.7% increase in unit sales as well as a 46.9% increase in average selling price. The wholesale unit growth for both the third quarter and first nine months of fiscal 2022 was largely driven by increased appraisal volume from online offerings and an increased appraisal buy rate aided by macroeconomic factors. The increase in average selling price in both the third quarter and first nine months of fiscal 2022 was primarily due to increased acquisition costs driven by market appreciation.

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

Other sales and revenues increased 15.7% in the third quarter of fiscal 2022, reflecting the addition of Edmunds' revenue and an improvement in net third-party finance fees, partially offset by a decline in new vehicles sales. Net third-party finance fees improved as a result of favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021 and lower Tier 3 originations. The decline in new car sales was driven by the divestiture of our remaining new car franchises since the third quarter of fiscal 2021.

Other sales and revenues increased 26.3% in the first nine months of fiscal 2022, reflecting the addition of Edmunds' revenue, growth in EPP revenues and a reduction in net third-party finance fees, partially offset by a decline in new vehicle sales. EPP revenues increased 20.2%, reflecting the increase in our retail unit volume partially offset by unfavorable year-over-year changes in cancellation reserves and profit sharing revenues recognized during the prior year period. Net third-party finance fees improved as a result of favorable adjustments in the fee agreements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021 as well as shifts in our sales mix by finance channel, partially offset by increased sales. The decline in new car sales was driven by the divestiture of our remaining new car franchises, as noted above.

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

GROSS PROFIT

	Three Months Ended November 30 (1)			Nine Months Ended November 30 (1)
(In millions)	2021	2020	Change	2021	2020	Change
Used vehicle gross profit	$508.4	$418.6	21.4%	$1,611.9	$1,161.3	38.8%
Wholesale vehicle gross profit	212.2	114.4	85.5%	587.0	320.7	83.0%
Other gross profit	116.0	98.4	17.9%	377.7	255.8	47.7%
Total	$836.6	$631.4	32.5%	$2,576.6	$1,737.8	48.3%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended November 30 (1)				Nine Months Ended November 30 (1)
	2021		2020		2021		2020
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,235	7.9	$2,151	9.9	$2,208	8.6	$2,123	10.2
Wholesale vehicle gross profit	$1,131	11.0	$906	13.8	$1,054	11.7	$994	16.1
Other gross profit	$510	68.3	$506	67.0	$517	72.9	$468	62.3
Total gross profit	$3,678	9.8	$3,245	12.2	$3,529	10.6	$3,177	12.6

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

Used vehicle gross profit increased 21.4% in the third quarter of fiscal 2022, driven by the 16.9% increase in total used unit sales as well as the $84 increase in used vehicle gross profit per unit. Used vehicle gross profit increased 38.8% in the first nine months of fiscal 2022, driven by the 33.5% increase in total used unit sales as well as the $85 increase in used vehicle gross profit per unit. With used car prices at all time highs, we chose to pass along the majority of our self-sufficiency driven acquisition cost savings to consumers by way of lower prices to make our vehicles more accessible, while balancing targeted margin increases.

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

Wholesale vehicle gross profit increased 85.5% in the third quarter of fiscal 2022, driven by the 48.5% increase in wholesale unit sales as well as a $225 increase in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit increased 83.0%

in the first nine months of fiscal 2022, driven by the 72.7% increase in wholesale unit sales as well as a $60 increase in wholesale vehicle gross profit per unit.

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

Other gross profit increased 17.9% in the third quarter of fiscal 2022, reflecting the addition of Edmunds' gross profit, favorability in net third-party finance fees, as discussed above, and an increase in EPP revenues, partially offset by a decline in service department profits. The increase in EPP revenues reflected the increase in our retail unit volume, largely offset by an unfavorable year-over-year change in cancellation reserves. The decline in service department profits was the result of our efforts to support our higher level of retail sales, including growing technician staffing and shifting retail service capacity to support vehicle reconditioning. Service department profits versus the prior year improved in each month during the quarter, and we anticipate that results will continue to improve into the fourth quarter.

Other gross profit increased 47.7% in the first nine months of fiscal 2022, reflecting the growth in EPP revenues and reduction in net third-party finance fees, as discussed above, as well as the addition of Edmunds' gross profit.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2021    Nine Months Ended November 30, 2021

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
17%
13%
10%
60%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1) (2)

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2021	2020	Change	2021	2020	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$308.3	$230.8	33.6%	$891.8	$661.3	34.9%
Share-based compensation expense	33.3	10.7	210.7%	100.5	68.7	46.3%
Total compensation and benefits (3)	$341.6	$241.5	41.4%	$992.3	$730.0	35.9%
Occupancy costs	59.3	53.8	10.3%	165.0	152.4	8.3%
Advertising expense	76.1	58.8	29.4%	233.6	143.8	62.5%
Other overhead costs (4)	98.9	76.7	29.1%	313.4	171.4	82.8%
Total SG&A expenses	$575.9	$430.8	33.7%	$1,704.3	$1,197.6	42.3%
SG&A as % of gross profit	68.8%	68.2%	0.6%	66.1%	68.9%	(2.8)%

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

SG&A expenses increased 33.7% in the third quarter of fiscal 2022. Factors contributing to the increase include the following:
•$77.5 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and sales growth as well as the inclusion of Edmunds in the current quarter.
•$22.6 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.
•$17.3 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•$22.2 million increase in other overhead costs, which included a $22.6 million one-time benefit related to the receipt of settlement proceeds in a class action lawsuit during the current quarter. The remainder of the change reflects investments to advance our technology platforms and support our strategic initiatives as well as cost-reduction actions taken in response to the pandemic in the prior year quarter.

SG&A expenses increased 42.3% in the first nine months of fiscal 2022. Factors contributing to the increase include the following:
•$230.5 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing, sales growth and the addition of Edmunds during the current year as well as cost-reduction actions taken in response to the pandemic in the prior year period.
•$31.8 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.
•$89.8 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•$142.0 million increase in other overhead costs, primarily reflecting investments to advance our technology platforms and support our strategic initiatives as well as cost-reduction actions taken in response to the pandemic in the prior year period. The current year period included a $22.6 million one-time benefit related to the receipt of settlement proceeds in a class action lawsuit while the prior year period included a one-time benefit of $40.3 million related to the receipt of settlement proceeds in a class action lawsuit.

Our intention is to lever SG&A as a percentage of gross profit for both the full year and fourth quarter of fiscal 2022.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense of $24.3 million and $67.2 million in the third quarter and first nine months of fiscal 2022, respectively, was relatively consistent with $19.5 million and $65.9 million in the third quarter and first nine months of fiscal 2021, respectively.

Other (Income) Expense. Other income was $8.1 million and $35.5 million in the third quarter and first nine months of fiscal 2022, respectively, compared with $0.9 million and expense of $0.7 million in the third quarter and first nine months of fiscal 2021, respectively. The increase for the nine-month period was primarily due to net gains on an equity investment recorded during fiscal 2022.

Income Taxes.  The effective income tax rate was 24.3% in the third quarter of fiscal 2022 and 23.2% in the first nine months of fiscal 2022 versus 24.2% in the third quarter of fiscal 2021 and 23.6% in the first nine months of fiscal 2021.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans with an underlying risk profile that we believe will, in the aggregate and excluding CAF’s Tier 2 and Tier 3 originations, result in cumulative net losses in the 2% to 2.5% range over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of COVID-19) and wholesale recovery rates.  Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.   Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$330.0	8.6	$288.5	8.5	$964.4	8.7	$851.1	8.5
Interest expense	(53.6)	(1.4)	(77.1)	(2.3)	(180.0)	(1.6)	(243.0)	(2.4)
Total interest margin	$276.4	7.2	$211.4	6.3	$784.4	7.1	$608.1	6.1
Provision for loan losses	$(76.2)	(2.0)	$(8.2)	(0.2)	$(87.3)	(0.8)	$(156.1)	(1.6)
CarMax Auto Finance income	$166.0	4.3	$176.4	5.2	$607.7	5.5	$374.6	3.7

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2021	2020	2021	2020
Net loans originated (in millions)	$2,420.3	$1,824.9	$7,276.1	$4,607.8
Vehicle units financed	95,997	88,952	314,031	230,296
Net penetration rate (1)	42.2%	45.7%	43.0%	42.1%
Weighted average contract rate	8.3%	8.6%	8.6%	8.4%
Weighted average credit score (2)	706	702	702	706
Weighted average loan-to-value (LTV) (3)	88.0%	92.0%	89.2%	92.1%
Weighted average term (in months)	66.0	66.2	66.5	66.0

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2021	2020	2021	2020
Total ending managed receivables	$15,524.0	$13,636.1	$15,524.0	$13,636.1
Total average managed receivables	$15,288.8	$13,517.5	$14,706.9	$13,381.6
Allowance for loan losses	$426.5	$431.6	$426.5	$431.6
Allowance for loan losses as a percentage of ending managed receivables	2.75%	3.17%	2.75%	3.17%
Net credit losses on managed receivables	$47.8	$9.1	$71.9	$84.3
Annualized net credit losses as a percentage of total average managed receivables	1.25%	0.27%	0.65%	0.84%
Past due accounts as a percentage of ending managed receivables	3.83%	2.93%	3.83%	2.93%
Average recovery rate (1)	71.9%	55.6%	67.3%	53.2%

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

•CAF Income (Decrease of $10.4 million, or 5.9%, and increase of $233.1 million, or 62.2%, in the third quarter and first nine months of fiscal 2022, respectively)
◦The decrease in CAF income for the third quarter of fiscal 2022 reflects an increase in the provision for loan losses, partially offset by increases in the total interest margin percentage and average managed receivables.
◦The increase in CAF income for the first nine months of fiscal 2022 reflects increases in the total interest margin percentage and average managed receivables as well as a decrease in the provision for loan losses.
◦During the third quarter of fiscal 2022, CAF completed the conversion of its auto-loan servicing system, resulting in approximately $5 million of conversion-related costs incurred during the quarter.
◦The increase in net loan originations in both the third quarter and first nine months of fiscal 2022 resulted from an increase in the average amount financed as well as our used unit sales growth.

•Provision for Loan Losses ($76.2 million and $87.3 million in the third quarter and first nine months of fiscal 2022, respectively, compared with $8.2 million and $156.1 million in the third quarter and first nine months of fiscal 2021, respectively)
◦The current quarter provision primarily reflected the expected lifetime losses on loans originated during the quarter, while the prior year quarter provision reflected the continued reduction of the reserve that was established at the start of the COVID-19 pandemic. This reduction continued into the fourth quarter of fiscal 2021 as well as the first quarter and, to a lesser extent, the second quarter of fiscal 2022.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.75% as of November 30, 2021, compared with 3.17% as of November 30, 2020 and 2.66% as of August 31, 2021.
◦The current quarter provision also included a     six basis point adjustment for added Tier 2 and Tier 3 originations. The adjustment was primarily driven by the implementation of our Tier 2 origination test described below.
◦The change in the provision for the nine-month period was primarily driven by reserve increases during the first quarter of fiscal 2021 associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic.

•Total Interest Margin (Increased to 7.2% and 7.1% in the third quarter and first nine months of fiscal 2022, respectively, from 6.3% and 6.1% in the third quarter and first nine months of fiscal 2021, respectively)
◦The increase in the total interest margin percentage was primarily the result of lower funding costs as well as higher interest and fees from consumers.

Tier 3 Loan Originations.  CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF targeted originating approximately 5% of the total Tier 3 loan volume. During the first quarter of fiscal 2022, we began to increase our Tier 3 loan volume beyond our target of 5% of total Tier 3 loan volume to 10% by the end of the first quarter of fiscal 2022. Additionally, in the second quarter of fiscal 2022 CAF began to test loan originations in the Tier 2 space. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. A total of $177.4 million and $147.7 million in CAF Tier 3 receivables were outstanding as of November 30, 2021 and February 28, 2021, respectively.  These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.  As of November 30, 2021 and February 28, 2021, approximately 10% of the total allowance for loan losses related to the outstanding CAF Tier 3 loan balances.

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
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was at the middle of our targeted range for the third quarter of fiscal 2022. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first nine months of fiscal 2022, net cash used in operating activities totaled $2.08 billion, compared with cash provided by operating activities of $868.4 million in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $1.76 billion in the current year period compared with $73.8 million in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $1.65 billion in the current year period compared with $7 thousand in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of November 30, 2021, total inventory was $4.66 billion, representing an increase of $1.50 billion compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation, as well as an increase in vehicle units. Saleable inventory levels have been below our targets throughout the current fiscal year as a result of temporary production slowdowns experienced in the fourth quarter of fiscal 2021 and strong demand experienced during the first nine months of fiscal 2022. We made substantial progress in building our inventory position during the second quarter of fiscal 2022, and we achieved sequential growth in saleable inventory each month during the third quarter, which continued early into the fourth quarter. Although retail demand will determine the pace of our inventory build, we believe we have the resources we need to build inventory ahead of the tax refund season.

The change in net cash (used in) provided by operating activities for the first nine months of the current fiscal year compared with the prior year period reflected the changes in auto loans receivable and inventory, as discussed above, partially offset by an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. Our results for the first nine months of fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter. In response, we took proactive measures to strengthen our liquidity position, including reducing our inventory levels and aligning our costs to lower sales volumes.

Investing Activities. During the first nine months of the fiscal year, net cash used in investing activities totaled $432.7 million in fiscal 2022 compared with $122.1 million in fiscal 2021.  For fiscal 2022, this included $241.6 million in cash paid in connection with the Edmunds acquisition, net of cash acquired. Capital expenditures were $226.9 million in the current year period versus $124.0 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of November 30, 2021, 147 of our 226 used car stores were located on owned sites and 79 were located on leased sites, including 23 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of fiscal 2022, net cash provided by financing activities totaled $2.51 billion compared with net cash used in financing activities of $534.3 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $1.65 billion compared with $7 thousand in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first nine months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $476.0 million as well as net borrowings on our long-term debt of $1.28 billion, including a new $700 million term loan entered into during the third quarter of fiscal 2022. During the first nine months of fiscal 2021, cash used in financing activities was impacted by stock repurchases of $158.6 million as well as net payments on our long-term debt of $460.3 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2021	2021
Revolving credit facility (2)	June 2024	$588,100	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,318	—
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	527,260	533,578
Non-recourse notes payable	Various dates through August 2028	15,416,457	13,764,808
Total debt (3)		18,031,135	15,098,386
Cash and cash equivalents		$62,598	$132,319

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 10 for additional information.

Borrowings under our $1.45 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  In December 2021, we exercised the accordion feature to increase the credit limit of this facility to $2.00 billion with no other material changes to the terms of the agreement. The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2021, we were in compliance with these financial covenants.

See Note 10 for additional information on our revolving credit facility, term loans, senior notes and financing obligations.

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

As of November 30, 2021, $12.26 billion and $3.16 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2022, we funded a total of $5.72 billion in asset-backed term funding transactions.  As of November 30, 2021, we had $1.67 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2021, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $876.2 million remained available for repurchase. See Note 11 for more information on share repurchase activity.

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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 49 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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
Internal Control over Financial Reporting.    During the third quarter of fiscal 2022, we implemented a new consumer auto loan accounting system and updated our business processes and internal controls as a result. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company's repurchase of common stock for the third quarter of fiscal 2022. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2021	448,500	$134.75	448,500	$931,090,293
October 1 - 31, 2021	284,480	$131.78	284,480	$893,602,019
November 1 - 30, 2021	118,098	$147.46	118,098	$876,187,778
Total	851,078		851,078

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Senior Vice President and
Chief Financial Officer

January 6, 2022