Form 10-K
period 2022-02-28
CARMAX INC
filed 2022-04-14
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2021, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $20,342,890,361.

On March 31, 2022, there were 160,537,858 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2022 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, VA	Auditor Firm ID:	185

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2022

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
•Our business strategies.
•Our expectations for strategic investments.
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
In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We disclaim any intent or obligation to update any forward-looking statements made in this report.

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest retailer of used cars, and we sold 924,338 used vehicles at retail during the fiscal year ended February 28, 2022.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 706,212 vehicles sold during fiscal 2022, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1.1 million customer accounts in our $15.65 billion portfolio of managed receivables as of February 28, 2022.
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
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2022, we operated 230 used car stores in 107 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), one of the most well established and trusted online guides for automotive information and a recognized leader in digital car shopping innovations. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent.
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

Although the effects of COVID-19 seem to have subsided, uncertainty continues. During fiscal 2022, states and localities conducted vaccine distribution programs and eased certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists, particularly as it relates to the emergence of new variants of the virus. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, communities and shareholders. For further discussion of the impacts of COVID-19 on our business and fiscal 2022 results, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CarMax Business
We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. Our consolidated financial statements include the financial results related to our Edmunds business, which does not meet the definition of a reportable segment.

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

Our omni-channel platform provides multiple ways for our customers to interact with us, including completely online. A customer may interact with our customer experience consultants via phone, text messages or chat. These employees are paid a fixed hourly rate and receive incentive bonuses based on their ability to effectively progress the customer through their car-buying journey. Customers may also interact in-person with our sales consultants who are generally paid commissions on a fixed dollars-per-unit standard, thereby earning the same commission regardless of the vehicle being sold, the amount a customer finances or the related interest rate. These pay structures align our associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates, or steering customers to vehicles with higher gross profits.
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
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on carmax.com as well as our mobile app.  As of February 28, 2022, we had approximately 71,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not visible on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2022, approximately 36% of our vehicles sold were transferred at customer request.
In addition to retailing used vehicles, we sold new vehicles under franchise agreements at one location during fiscal 2022. During the third quarter, we sold this new car franchise and no longer sell new vehicles.
Selling us a Vehicle:
We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a customer’s vehicle in-person free of charge and make a written, guaranteed offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  This no-haggle offer is good for seven days.  We also provide online instant appraisal offers, which quickly give customers an offer on their vehicle. The success of these offerings strengthens our leadership position as the largest used vehicle buyer from consumers in the U.S.
Based on age, mileage or condition, approximately half of the vehicles acquired through our appraisal processes meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  In response to the COVID-19 pandemic, we moved our auctions, previously held at many of our stores, to an online platform during fiscal 2021. Those auctions continued to be conducted virtually throughout fiscal 2022. As of February 28, 2022, our average auction sales rate was approximately 95%.
Financing a Vehicle:
The availability of on-the-spot financing is a critical component of the vehicle purchase process, and having an array of finance sources increases approvals, expands finance opportunities for our customers and mitigates risk to CarMax.  Our finance program provides access to credit for customers across a wide range of the credit spectrum through both CAF and third-party providers.  We believe that our processes and systems, transparency of pricing, and vehicle quality, as well as the integrity of the information collected at the time the customer applies for credit, enable CAF and our third-party providers to make underwriting decisions in a unique and advantageous environment distinct from the traditional auto retail environment.  All finance offers, whether from CAF or our third-party providers, are backed by a 3-day payoff option, which allows customers to refinance their loan with another finance provider within three business days at no charge.

Our online checkout process includes a financing offer product, which allows eligible customers to apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store. We also provide a finance-based shopping capability to the majority of our customers, which enables them to see personalized finance terms from multiple lenders across the full inventory of vehicles on our website. We continue to enhance and further expand these products.
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2022, approximately 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 20% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.6% of our retail used vehicle unit sales in fiscal 2022.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online sellers; independent used car dealers; and private parties. According to industry sources, as of December 31, 2021, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.

Based on industry data, there were approximately 42 million used cars sold in the U.S. in calendar 2021, of which approximately 23 million were estimated to be age 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2021, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, an increase from 3.5% in calendar 2020. We estimate we sold approximately 4.9% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2021, an increase from 4.3% in 2020. Our market share is generally correlated to the length of time we have operated in a given market.
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
In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases, which has increased further with the rollout of our instant appraisal offers, supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
Our wholesale auctions compete with other automotive in-person and online auctions.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. During fiscal 2021, in response to the impacts of COVID-19, we quickly transitioned our wholesale auctions to an online platform, and they continued to be conducted virtually throughout fiscal 2022. When we restart in-person auction operations, we expect to continue to use online wholesale technology by moving to simulcast auctions.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1 trillion in outstanding receivables as of December 31, 2021.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, as well as hybrid and electric vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles have historically ranged in price from $11,000 to $37,000, but in the past year generally ranged in price from $14,000 to $47,000 due to higher vehicle acquisition costs driven by market appreciation.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
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

Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 28, 2022, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 28, 2022 was Safe-Guard Products International LLC.
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
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2022, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial

Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
Generally, credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 2 or Tier 3 provider.
We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our in-store and online appraisal processes, as well as through local, regional and online auctions. While in any individual period conditions may vary, historically our annual self-sufficiency rate has been between 36% and 41%. During fiscal 2022, we achieved a record self-sufficiency rate of approximately 70%, driven primarily by our new online instant appraisal offer programs. The buy rate for customers who engage with us after first receiving an online instant appraisal offer is typically higher than through our traditional appraisal lane. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 284 million light vehicles in operation in the U.S. as of December 31, 2021.  During calendar year 2021, it is estimated that approximately 15 million new cars and 42 million used cars were sold at retail, many of which were accompanied by trade-ins, and more than 13 million wholesale vehicles were sold at auctions and through other channels.
Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refunds. Sales are typically slowest in the fall.  In fiscal 2021 and 2022, traffic and sales were impacted by the COVID-19 pandemic, and it remains unclear how the continuing impact of COVID-19 and related federal payments will affect the seasonality of our business.
Technology
We leverage a combination of cloud-based solutions and proprietary technologies to run our operations. We have a strong software engineering discipline and we have adopted Agile, DevOps, Lean and other leading digital delivery practices. Technology teams are tightly integrated with the rest of the business and are embedded within our cross-functional “Product” teams. Our Product teams use a “test and learn” approach to iterate and deploy new technology-enabled experiences to our associates and customers. We use advanced data science and machine learning capabilities to optimize our business and the customer experience. Our business is supported by digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including credit processing and supply chain management.  Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary digital technology provides our management with real-time information about many aspects of our omni-channel operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. Real-time access to a complete view of our customer interactions from omni-channel allows our associates to provide a tailored and differentiated experience to our customers.
Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  Leveraging our more than twenty-five years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that account for factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally more than 99% of our entire used car inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers. These strategies are implemented through a broad range of media including, but not limited to, traditional broadcast, digital, search, social, out-of-home, sports sponsorships and newer influencer and activation programs.  Our website and related mobile app received an average of 33 million monthly visits during fiscal 2022 and are a critical part of the customer’s journey, allowing them to learn about CarMax, explore our full inventory in real time, initiate vehicle transfers, apply for financing pre-approval, receive an appraisal offer and even buy a car fully online. Our survey data indicates that during fiscal 2022, approximately 95% of customers who purchased a vehicle from us had first visited us online.
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
On February 28, 2022, we had a total of 32,647 full- and part-time associates, of which 744 work in our CAF segment and 448 work for our Edmunds business. We had 26,213 hourly and salaried associates, as well as 4,306 in-store sales associates, 2,023 sales associates in our Customer Experience Centers (“CECs”) and 105 Edmunds sales associates. Our in-store sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. As of February 28, 2022, all our associates were paid above the applicable minimum wage. We also offer health and other benefits to all our full-time associates.
Throughout the implementation of our omni-channel car buying experience, the shape of our workforce has continued to evolve. As of February 28, 2022, we had 1,186 technology, product and data science associates. In addition, we have added a rotational program for college technology hires and implemented a technology and data science reskilling program. As part of our standard compensation plan, we provide equity for all roles working on our innovation efforts as a meaningful engagement and retention tool. We believe this evolution in our workforce has been and will continue to be critical to the development of our technology platforms and strategic initiatives.
Our commitment to our associates is reflected in our fair and broad-based compensation packages and benefit programs, our continuous investment in talent acquisition, engagement, and development activities, and our comprehensive safety and security program. We review pay equity annually based on objective factors such as position, tenure, and location. If we find discrepancies that cannot be explained by these objective factors, we make appropriate adjustments. Our commitment is to provide equal pay for comparable work regardless of gender, age, race or ethnicity.
We have been recognized for 18 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For® and have also been recognized as one of Training magazine’s “Training APEX Award” recipients for 15 years in a row. These awards reflect our ability to provide associates with the tools and environment they need to succeed and grow in their careers. We request and utilize regular feedback from our associates. Our goal is to achieve world-class associate engagement and responding to associate feedback enables us to focus on the issues that matter to our associates.
Diversity and Inclusion. The CarMax culture of diversity and inclusion is built on a foundation of integrity and respect, and we encourage the diverse backgrounds and perspectives our associates bring to locations across the country. Our diversity and inclusion commitment is based on a company vision to ensure everyone, everywhere has the opportunity to reach their full potential. As of February 28, 2022, our non-management workforce was 30% female and 70% male and 43% non-diverse and 57% diverse. The breakdown for our management workforce was 23% female and 77% male and 71% non-diverse and 29% diverse. For purposes of workforce diversity, CarMax considers ethnic and racial minorities as diverse and defines management as director and above at the corporate level and the top four managers at the store level and CEC level, as a group.
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
In addition to these partnerships, we hired a chief diversity and inclusion officer and established a diversity and inclusion governance model, which includes a council and an executive steering committee, of which the CEO is a member. We also established a new Corporate Social Responsibility (“CSR”) team, led by a Vice President, CSR. The CSR team includes, in part, the Community Relations, Diversity and Inclusion, Employer Brand and Internal Communications teams.
In fiscal 2022, we launched a company-wide associate training program on diversity and inclusion. This program included required quarterly trainings for all associates, with a completion rate of over 96%. Our board of directors participated in this training as well, with a 100% completion rate. The program also included additional self-service training and learning materials as well as leader perspective videos and discussion guides to aid team conversations.
Additionally, in fiscal 2022, we launched a pilot program to create Associate Inclusion Groups. Our goal is to create multiple opportunities for our people from different backgrounds to connect, share their stories, support each other and embrace their role at CarMax.
We plan to publish our 2022 Responsibility Report in May 2022, where we expect to disclose EEO-1 data and further describe our broader environmental, social and governance efforts.
Safety. The safety of our associates and our customers is always a top priority in how we deliver our experiences and serve our communities. Since the onset of the COVID-19 pandemic, we have implemented robust plans to reduce the risk of exposure and transmission at our locations. This includes following the mandates of public health officials and government agencies, launching express pickup nationwide, and shifting our wholesale business from in-person to online auctions. Throughout the pandemic, we have remained committed to promoting healthy practices for our associates.
We are proud of the team of associates who serve our customers each day, and we are constantly looking for ways to ensure we hire, develop, and retain a strong team to support our future growth.
Intellectual Property
Our brand image is a critical element of our business strategy.  We rely on trademarks, domain names and copyrights to protect core aspects of CarMax’s look and feel. Innovation and technology also play an increasingly vital role in all aspects of the business. We actively pursue appropriate intellectual property protection for our state-of-the-art work by filing patent applications in areas ranging from vehicle reconditioning and digital merchandising to impact capture, online shopping innovations and search engine optimization.

Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, including dealer, service, sales, transportation and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including logistics, advertising, sales, financing and employment practices.  These laws include consumer protection laws and privacy laws, as well as other laws and regulations applicable to motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws. Our activities are subject to oversight by the Federal Trade Commission and other federal and state regulators, and our financing activities are also subject to enforcement by the Consumer Financial Protection Bureau (“CFPB”).
The CFPB has supervisory authority over large nonbank auto finance companies, including CAF.  The CFPB can use this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws.
Claims arising out of actual or alleged violations of law could be asserted against us by individuals or governmental authorities and could expose us to significant damages or other penalties, including revocation or suspension of the licenses necessary to conduct business and fines.
We may also be subject, from time to time, to laws, regulations, and other governmental actions instituted in response to public health emergencies, such as the COVID-19 pandemic. Among other things, these actions have required and may continue to require, in many localities, store occupancy restrictions, store closures and restrictions on in-person wholesale auctions.

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
AVAILABILITY OF REPORTS AND OTHER INFORMATION

The following items are available free of charge on our website through the “Financials” link on our investor relations home page at investors.carmax.com, shortly after we file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, and the charters of the Audit, Nominating and Governance, Compensation and Personnel, and Technology and Innovation Committees.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct on our website.  The contents of our website are not, however, part of this report.

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
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis (like COVID-19), acts of terrorism or acts of war (including the recent Russian invasion of Ukraine).  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in lower sales, decreased margins on units sold, and decreased profits for our CAF segment. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.

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
Changes in the availability or cost of capital and working capital financing, including the long-term financing to support the expansion of our store base and sales growth in existing stores, could adversely affect sales, operating strategies and store growth.  Although, in recent years, internally generated cash flows have generally been sufficient to maintain our operations and fund our growth, there can be no assurance that we will continue to generate sufficient cash for these purposes.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our growth.
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
Our revolving credit facility, term loans, senior unsecured notes and certain securitization and sale-leaseback agreements contain covenants and performance triggers.  Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.
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

Our growth is dependent on the success of our omni-channel platform as well as on opening stores in new and existing markets and continued sales growth in our existing stores. The continued enhancement of our omni-channel model and the expansion of our store base place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth in our existing stores requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel initiatives could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor below titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our store base also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

Our success depends upon the continued contributions of our associates.
Our associates are the driving force behind our success.  We believe that one of the things that distinguishes CarMax is a culture centered on valuing our associates.  A failure to maintain our culture, in response to COVID-19, in response to some other crisis, or otherwise, could have a material adverse effect on our business, sales and results of operations.

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

We have experienced, and could continue to experience, a shortage of associates for retail and operational positions, which could have an impact on our ability to conduct our business and maintain qualified talent in key areas. If we are unable to maintain positive relations, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

Our ongoing success also depends upon the continued contributions of our store, region and corporate management teams.  Consequently, the loss of the services of any of these associates could have a material adverse effect on our business, sales and results of operations.  In addition, an inability to build our management bench strength to support store growth could have a material adverse effect on our business, sales and results of operations.
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
Our business is dependent upon access to vehicle inventory and the parts used to recondition such inventory.  A failure to expeditiously liquidate that inventory—or obstacles to acquiring inventory, including parts—whether because of supply, competition, or other factors could have a material adverse effect on our business, sales and results of operations.
Used vehicle inventory is subject to depreciation risk.  Accordingly, if we develop excess inventory, the inability to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs could have a material adverse effect on our results of operations.
A reduction in the availability of, or access to, sources of inventory, including parts used to recondition inventory, also could have a material adverse effect on our business, sales and results of operations.
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
Our failure to realize the benefits associated with our strategic investments, including actual or potential acquisitions, could have a material adverse effect on our business, sales and results of operations and we may incur impairment losses on our strategic investments in equity securities.
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
The impacts of the COVID-19 pandemic continue to be highly unpredictable and volatile. The potential resurgence of infections or the emergence of new variants, including more severe variants or variants for which vaccine efficacy is low, could have an adverse impact on consumer demand, our retail operations, and our ability to secure financing, to source inventory and to maintain adequate staffing, among other adverse effects.

We rely on third-party finance providers to finance a significant portion of our customers’ vehicle purchases.  Accordingly, our sales and results of operations are partially dependent on the actions of these third parties.
We provide financing to qualified retail customers through CAF and a number of third-party finance providers.  We also have arrangements with third parties who provide financing to some of our auction customers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations.  Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

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
Many components of our business, including data management, key operational processes and critical customer systems are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, technology challenges, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak. The use of third-party vendors represents an unavoidable inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.
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
Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate.  Since a large portion of our sales is generated in the Southeastern U.S., California, Texas and Washington, D.C./Baltimore, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets.  In the event that any of these geographic areas experience a downturn in economic conditions, or are particularly affected by COVID-19 and related government actions taken to reduce the spread of the virus, weather events or other region-specific incidents, it could have a material adverse effect on our business, sales and results of operations.

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
Our business is dependent upon the integrity and efficient operation of our information systems.  In particular, we rely on our information systems to manage sales, inventory, our customer-facing websites and applications (carmax.com, carmaxautofinance.com, the CarMax mobile app, and carmaxauctions.com), consumer financing and customer information.  The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, or the inability to enhance our information technology capabilities, could disrupt our business operations and have a material adverse effect on our sales and results of operations.
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
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings.  These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.
GENERAL RISKS
The market price of our common stock may be volatile and could expose us to securities class action litigation.
The price of our common stock may be subject to wide fluctuations based upon our operating results, general economic and market conditions, general trends and prospects for our industry, announcements by our competitors, our ability to achieve any long-term targets or performance metrics and other factors. In addition, the market price of our common stock may also be affected by whether we meet analysts’ expectations. Failure to meet such expectations could have a material adverse effect on the price of our common stock. Following periods of volatility in the market price of a company’s securities, securities class action litigation is more likely. If litigation were instituted against us, it could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business.
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
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2022

	Production Stores	Non-production Stores
Store count	105	125
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	11	43

As of February 28, 2022, wholesale auctions previously located at production stores were being conducted virtually.

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2022

State	Count	State	Count
Alabama	5	Missouri	4
Arizona	5	Nebraska	1
California	29	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	2
Delaware	1	New Mexico	2
Florida	24	New York	3
Georgia	11	North Carolina	12
Idaho	1	Ohio	6
Illinois	9	Oklahoma	3
Indiana	3	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	23
Maryland	7	Utah	1
Massachusetts	4	Virginia	11
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	3	Total	230

Of the 230 used car stores open as of February 28, 2022, 151 were located on owned sites and 79 were located on leased sites. The leases are classified as follows:

Land-only leases	23
Land and building leases	56
Total leased sites	79
As of February 28, 2022, we leased our CAF office buildings in Atlanta, Georgia, as well as office buildings for our customer experience centers in Atlanta, Georgia; Kansas City, Missouri; and Phoenix, Arizona. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future store openings.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2022.

Name	Age	Office
William D. Nash………………………..….……...........	52	President, Chief Executive Officer and Director
James Lyski………………….……..……………..........	59	Executive Vice President and Chief Marketing Officer
Shamim Mohammad………………….……..…...….....	53	Executive Vice President and Chief Information and Technology Officer
Diane L. Cafritz……………………....…………….......	51	Senior Vice President, General Counsel, Chief Compliance Officer and Chief Human Resources Officer
Jon G. Daniels………………….……..…………..........	50	Senior Vice President, CarMax Auto Finance
Enrique N. Mayor-Mora..................................................	53	Senior Vice President and Chief Financial Officer
Darren C. Newberry........................................................	52	Senior Vice President, Store Operations
C. Joseph Wilson.............................................................	49	Senior Vice President, Store Strategy and Logistics

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
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  During her tenure in the CarMax legal department, Ms. Cafritz managed commercial and consumer litigation, was responsible for operational regulatory guidance and led CarMax’s government affairs program. In 2017, Ms. Cafritz was named senior vice president and chief human resources officer, and in 2021, she was named senior vice president, general counsel, chief compliance officer and chief human resources officer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery.

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

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2022, there were 161,053,983 shares of CarMax common stock outstanding and we had approximately 2,800 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.

During the fourth quarter of fiscal 2022, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2022.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2021	209,814	$135.85	209,814	$847,685,200
January 1-31, 2022	313,846	$113.62	313,846	$812,027,392
February 1-28, 2022	348,747	$107.59	348,747	$774,506,995
Total	872,407		872,407

(1)On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. In April 2022, the board increased our share repurchase authorization by $2 billion. Purchases may be made in open market or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2017, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
CarMax
S&P 500 Index- Total Returns
S&P 500 Retailing Index

	As of February 28 or 29
	2017	2018	2019	2020	2021	2022
CarMax	$100.00	$95.94	$96.22	$135.28	$185.17	$169.40
S&P 500 Index	$100.00	$117.10	$122.58	$132.62	$174.12	$202.66
S&P 500 Retailing Index	$100.00	$140.60	$152.77	$170.75	$252.71	$270.47

Item 6.  [Reserved]

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
As of February 28, 2022, we operated 230 used car stores in 107 U.S. television markets. As of that date, wholesale auctions previously held at many of our used car stores were being conducted virtually. During the third quarter of fiscal 2022, we sold our remaining new car franchise.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.6% of our retail used vehicle unit sales in fiscal 2022.  As of February 28, 2022, CAF serviced approximately 1.1 million customer accounts in its $15.65 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for fiscal 2022 are as follows:

Net Sales and Operating Revenues	Gross Profit

A high-level summary of our financial results for fiscal 2022 as compared to fiscal 2021 is as follows (1):

(Dollars in millions except per share or per unit data)	2022	Change from 2021
Income statement information
Net sales and operating revenues	$31,900.4	68.3%
Gross profit	$3,287.5	38.2%
CAF income	$801.5	42.4%
Selling, general and administrative expenses	$2,325.2	36.4%
Net earnings	$1,151.3	54.1%
Unit sales information
Used unit sales	924,338	22.9%
Change in used unit sales in comparable stores	21.9%	N/A
Wholesale unit sales	706,212	65.7%
Per unit information
Used gross profit per unit	$2,205	4.4%
Wholesale gross profit per unit	$1,083	9.1%
SG&A as a % of gross profit	70.7%	(0.9)%
Per share information
Net earnings per diluted share	$6.97	54.2%
Online sales metrics
Online retail sales (2)	9%	5%
Omni sales (3)	56%	7%
Revenue from online transactions (4) (5)	28%	N/A
(1)    Where applicable, amounts are net of intercompany eliminations.
(2)     An online retail sale is defined as a sale where the customer completes all four of the following activities remotely: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order.
(3)    An omni sale is defined as a sale where customers complete at least one of the four activities listed above online.
(4)    Revenue from online transactions is defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, wholesale sales where the winning bid was taken from an online bid and all revenue earned by Edmunds.
(5)     Revenue from online transactions data is not available for the full year of fiscal 2021 as wholesale auctions were transitioned to a virtual format during the first quarter.

Net earnings per diluted share during fiscal 2022 included a one-time benefit of $0.11 in connection with the receipt of settlement proceeds in November 2021 related to a class action lawsuit. Net earnings per diluted share in fiscal 2021 included a one-time benefit of $0.19 in connection with our receipt of settlement proceeds in April 2020 related to a previously disclosed class action lawsuit.
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2021 as compared to fiscal 2020 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on April 20, 2021.
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
Although the effects of COVID-19 seem to have subsided, uncertainty continues. During fiscal 2022, states and localities conducted vaccine distribution programs and eased certain state-mandated restrictions; however, the continued spread and impact of COVID-19 persists, particularly as it relates to the emergence of new variants of the virus. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, communities and shareholders.
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

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.
Strategic Update and Future Outlook
Since completing our omni-channel rollout in the second quarter of fiscal 2021, we now have a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We recognize that there has been an accelerated shift in consumer buying behavior. Customers are seeking personalization, convenience and safety in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through a seamlessly integrated combination of online and in-store experiences. Our diversified business model, combined with our omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term.

With the completion of our omni-channel platform rollout, we are now focusing our efforts on optimizing and enhancing the customer experience. In particular, we are focused on completing the roll out of our self-service experience. Currently, approximately 90% of our customers are eligible to complete an online retail sale independently if they choose. We expect to have this capability available to 100% of our customers by the end of the first quarter of fiscal 2023. In the fourth quarter of fiscal 2022, online retail sales accounted for 11% of retail unit sales, up from 9% in the previous quarter and 5% in the prior year quarter. Omni sales represented approximately 55% of retail sales in the fourth quarter of fiscal 2022, down from 57% in the previous quarter and up from 51% in the prior year quarter. The growing rate of customer adoption versus the prior year reinforces our belief in our omni-channel strategy.
Revenue from online transactions was $2.4 billion, or approximately 31% of net revenues in the fourth quarter of fiscal 2022, up from 30% in the previous quarter and 17% in the prior year quarter.
We continue to see success from our online instant appraisal offer, which quickly provides customers an offer on their vehicle. This innovative experience allowed us to purchase approximately 162,000 and 707,000 vehicles online from consumers during the fourth quarter and full year of fiscal 2022, respectively, representing approximately half of our total buys from consumers for both periods. As a result, our self-sufficiency has nearly doubled during the current year. Historically, our annual self-sufficiency rate has been between 36% and 41%. For the first quarter of fiscal 2022, our self-sufficiency rate was between 45%

and 50%, and for the second through fourth quarters of fiscal 2022 we achieved record self-sufficiency rates above 70%. The success of these offerings strengthens our leadership position as the largest used vehicle buyer from consumers in the U.S.
Nearly two-thirds of our finance customers start their financing process online. With our financing offer product in our online checkout process, eligible customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store. In addition, our finance based shopping capability, available to most customers, enables our customers to see personalized finance terms from multiple lenders across the full inventory of vehicles on our website. During the month of March 2022, we further enhanced this experience and are testing additional capabilities, including enabling real-time decisioning as well as the ability for a customer to pre-qualify for financing with no impact to their credit score.
Our investments in the near term will focus on our customer experience, vehicle acquisition and marketing. Our plans to grow vehicle acquisition include attracting new customers and pursuing partnerships as we expand our appraisal offerings to dealers and other businesses. As we continue enhancing our online experience and offerings, we believe it is important to educate customers about our omni-channel platform and to differentiate and elevate our brand. During the fourth quarter of fiscal 2021, we introduced the next phase of our national multi-media marketing campaign. As a result, marketing spend increased in the current year. For fiscal 2023, we expect our marketing spend per unit to be at least as much as fiscal 2022. We believe we are well positioned to continue gaining market share through our marketing strategies, which are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers.
Our strategic investments include the acquisition of Edmunds, which we completed on June 1, 2021. The acquisition was the first in CarMax history, and added one of the most well established and trusted online guides for automotive information and a recognized industry leader in digital car shopping innovations to the CarMax family. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds continues to operate independently and remains focused on delivering confidence to consumers and excellent value to its dealer and OEM clients. Additionally, this acquisition allows both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to our customers by leveraging Edmunds’ compelling content and technology, CarMax’s unparalleled national scale and infrastructure, and the combined talent of both businesses.
In order to execute our long-term strategy, we plan to continue investing in various strategic initiatives to increase innovation, specifically with regards to customer-facing and customer-enabling technologies, as well as marketing. We are also focused on ensuring we are efficient in our spend, targeting specific areas where we expect to achieve more efficiencies and leverage, such as our CECs and stores. Our use of data is a core component of these initiatives and continues to be a strategic asset for us as we leverage data to enhance the customer experience and increase operational efficiencies.
During fiscal 2022, we saw meaningful improvements in the service levels of our CECs related to web and phone lead response time while also handling a record level of volume. This improvement was due to a combination of staffing increases and ongoing utilization of our artificial intelligence and machine learning processes that drove the right work to the right associates. From an efficiency perspective, we continue to see gains in our buying organization. The combination of our instant appraisal offer program along with the investments we have made in data science, automation and artificial intelligence continue to reduce our costs per buy.
For fiscal 2023, we would expect to require an increase beyond the 5% to 8% range of gross profit growth to lever. This is primarily driven by the timing of strategic investments and growth-related costs, as well as heightened inflationary pressures. While we expect to remain in investment mode over the next few years, we expect our leverage point to be lower after fiscal 2023.
We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. In May 2021, we introduced 5-year financial targets, including: (i) selling 2 million vehicles through our combined retail and wholesale channels by fiscal 2026; (ii) generating $33 billion in revenue by fiscal 2026; and (iii) growing our nationwide share of the age 0-10 used vehicle market to more than 5% by the end of calendar 2025. Although we do not anticipate updating these targets annually, given our strong performance in fiscal 2022, we believe it is appropriate to provide the following update at this time:

•Sell between 2 million and 2.4 million vehicles through our combined retail and wholesale channels by fiscal 2026.
•Generate between $33 billion and $45 billion in revenue by fiscal 2026.
•Re-affirm the growth of our nationwide share of the age 0-10 used vehicle market to more than 5% by the end of calendar 2025.

These ranges reflect macroeconomic factors that could result in ongoing volatility in consumer demand.

In calendar 2021, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, an increase from 3.5% in calendar 2020. We estimate we sold approximately 4.9% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2021, an increase from 4.3% in 2020. Comparing our results to published used vehicle SAAR data suggests that we continued to grow our market share during the fourth quarter of fiscal 2022, despite the sales decline we experienced. We believe we are well positioned to deliver profitable market share gains in any environment. Our strategy to increase our market share includes focusing on:

•Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.
•Opening stores in new markets and expanding our presence in existing markets.
•Hiring, developing and retaining an engaged and skilled workforce.
•Improving efficiency in our stores and CECs and our logistics operations to reduce waste.
•Leveraging data and advanced analytics to continuously improve the customer experience as well as our processes and systems.
•Utilizing advertising to educate customers about our omni-channel platform and to differentiate and elevate our brand.

As of February 28, 2022, we had used car stores located in 107 U.S. television markets, which covered approximately 79% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During fiscal 2022, we opened ten stores, and we anticipate opening ten stores during fiscal 2023.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I, Item 1A of this Form 10-K.
CRITICAL ACCOUNTING ESTIMATES

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
The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these indices and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straightline basis over a period of 12 months.  We periodically consider whether the use of alternative metrics would result in improved model performance and revise the model when appropriate.  We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $43.3 million as of February 28, 2022.

See Notes 1(H) and 5 for additional information on the allowance for loan losses.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2022	Change	2021	Change	2020
Used vehicle sales	$24,437.1	55.5%	$15,713.6	(8.5)%	$17,169.5
Wholesale vehicle sales	6,763.8	153.4%	2,668.8	6.7%	2,500.0
Other sales and revenues:
Extended protection plan revenues	478.4	15.9%	412.8	(5.6)%	437.4
Third-party finance income/(fees), net	1.5	103.9%	(39.6)	13.6%	(45.8)
Advertising & subscription revenues (1)	101.8	100.0%	—	—%	—
Other	117.8	(39.5)%	194.6	(24.8)%	258.9
Total other sales and revenues	699.5	23.2%	567.8	(12.7)%	650.5
Total net sales and operating revenues	$31,900.4	68.3%	$18,950.1	(6.7)%	$20,320.0

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 20 for further details.

UNIT SALES

	Years Ended February 28 or 29
	2022	Change	2021	Change	2020
Used vehicles	924,338	22.9%	751,862	(9.7)%	832,640
Wholesale vehicles	706,212	65.7%	426,268	(8.6)%	466,177

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2022	Change	2021	Change	2020
Used vehicles	$26,207	26.7%	$20,690	1.3%	$20,418
Wholesale vehicles	$9,238	55.1%	$5,957	17.1%	$5,089

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29 (1)
	2022	2021	2020
Used vehicle units	21.9%	(11.7)%	7.7%
Used vehicle revenues	54.3%	(10.5)%	9.7%

(1)     Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2022	2021	2020
Used vehicle units	22.9%	(9.7)%	11.2%
Used vehicle revenues	55.5%	(8.5)%	13.2%

Wholesale vehicle units	65.7%	(8.6)%	4.2%
Wholesale vehicle revenues	153.4%	6.7%	4.5%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2022	2021	2020
CAF (2)	46.1%	45.5%	46.7%
Tier 2 (3)	22.5	22.3	20.2
Tier 3 (4)	7.8	10.9	10.2
Other (5)	23.6	21.3	22.9
Total	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2022	2021	2020
Used car stores, beginning of year	220	216	203
Store openings	10	4	13
Used car stores, end of year	230	220	216

During fiscal 2022, we opened 10 stores (Miami, FL; Tampa, FL; Gainesville, FL; Los Angeles, CA; Greenville, NC; Springfield, MO; Tucson, AZ; Roanoke, VA; Cleveland, OH; and Orlando, FL).

Used Vehicle Sales
Fiscal 2022 Versus Fiscal 2021.  The 55.5% increase in used vehicle revenues in fiscal 2022 was primarily driven by a 22.9% increase in used unit sales and a 26.7% increase in average retail selling price. The increase in used units included a 21.9% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 9% of used unit sales in fiscal 2022, compared with 4% in fiscal 2021.
We believe our strong comparable store used unit sales growth in fiscal 2022 was driven by solid execution, growing demand for our online offerings and strengthened marketing investments, as well as the continued success of vehicle sourcing directly from consumers. Sales also benefited from the net impact of macroeconomic factors, including federal government stimulus payments, the chip shortage and its impact on new vehicle availability, market prices and inflation. Our results for fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter.
During the fourth quarter of fiscal 2022, however, we believe a number of macroeconomic factors impacted our comparable store used unit sales performance, including declining consumer confidence, the COVID-19 Omicron variant, vehicle affordability, and the lapping of stimulus benefits paid in the prior year quarter.
The increase in average retail selling price in fiscal 2022 reflected higher vehicle acquisition costs driven by market appreciation.

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
Fiscal 2022 Versus Fiscal 2021.  The 153.4% increase in wholesale vehicle revenues in fiscal 2022 was primarily due to a 65.7% increase in used unit sales as well as a 55.1% increase in average selling price. The wholesale unit growth in fiscal 2022 was largely driven by increased appraisal volume from online offerings as well as an increased buy rate, which was over 40% in fiscal 2022. During fiscal 2022, our strong appraisal offers, in response to the increase in market prices, contributed to our higher appraisal buy rate. The increase in average selling price was primarily due to increased acquisition costs driven by market appreciation.
Other Sales and Revenues
Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance income/(fees), advertising and subscription revenues earned by our Edmunds business, and other revenues, which are predominantly comprised of service department and new vehicle sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.
Fiscal 2022 Versus Fiscal 2021.  Other sales and revenues increased 23.2% in fiscal 2022, reflecting the addition of Edmunds’ revenue of $101.8 million as well as growth in EPP revenues and net third-party finance income, partially offset by a decline in new vehicle sales. EPP revenues increased 15.9%, reflecting the increase in our retail unit volume partially offset by unfavorable year-over-year changes in cancellation reserves. Net third-party finance income improved as a result of favorable adjustments in the fee arrangements with our Tier 2 and Tier 3 providers made during the fourth quarter of fiscal 2021 as well as shifts in our sales mix by finance channel, partially offset by increased sales. The decline in new car sales was driven by the divestiture of our remaining new car franchises, as noted above.
GROSS PROFIT

	Years Ended February 28 or 29 (1)
(In millions)	2022	Change	2021	Change	2020
Used vehicle gross profit	$2,038.4	28.3%	$1,588.9	(12.7)%	$1,820.1
Wholesale vehicle gross profit	764.5	80.6%	423.3	(6.8)%	454.4
Other gross profit	484.6	32.1%	366.9	(18.1)%	447.8
Total	$3,287.5	38.2%	$2,379.1	(12.6)%	$2,722.3

(1)Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29 (1)
	2022		2021		2020
	$ per unit (2)	% (3)	$ per unit (2)	% (3)	$ per unit (2)	% (3)
Used vehicle gross profit	$2,205	8.3	$2,113	10.1	$2,186	10.6
Wholesale vehicle gross profit	$1,083	11.3	$993	15.9	$975	18.2
Other gross profit	$524	69.3	$488	64.6	$538	68.9

(1)Amounts are net of intercompany eliminations. Those eliminations had the effect of increasing used vehicle gross profit per unit and wholesale vehicle gross profit per unit and decreasing other gross profit per unit by immaterial amounts.
(2)Calculated as category gross profit divided by its respective units sold, except the other category, which is divided by total used units sold.
(3)Calculated as a percentage of its respective sales or revenue.

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
Fiscal 2022 Versus Fiscal 2021.  Used vehicle gross profit increased 28.3% in fiscal 2022, driven by the 22.9% increase in total used unit sales as well as the $92 increase in used vehicle gross profit per unit. With used car prices at all-time highs during fiscal 2022, we chose to pass along some of our self-sufficiency driven acquisition cost savings to consumers by way of lower prices to make our vehicles more accessible, while balancing inflationary costs and target margin increases.
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
Fiscal 2022 Versus Fiscal 2021.  Wholesale vehicle gross profit increased 80.6% in fiscal 2022, driven by the 65.7% increase in wholesale unit sales as well as a $90 increase in wholesale vehicle gross profit per unit.
Other Gross Profit
Other gross profit includes profits related to EPP revenues, net third-party finance income/(fees), advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning, and new vehicle sales.  We have no cost of sales related to EPP revenues or net third-party finance income/(fees), as these represent revenues paid to us by certain third-party providers. Third-party finance income is reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.
Fiscal 2022 Versus Fiscal 2021.  Other gross profit increased 32.1% in fiscal 2022, reflecting the addition of Edmunds’ gross profit of $62.6 million as well as increases in EPP revenues and net third-party finance income, as discussed above, partially offset by a decline in service department profits. The decline in service department profits was primarily experienced in the fourth quarter of fiscal 2022, reflecting deleverage resulting from lower retail unit sales as well as the adverse effects on technician staffing and reconditioning efficiency from the COVID-19 Omicron variant. Additionally, prior to the fourth quarter, we experienced pressure from our efforts to support our higher level of retail sales, including growing technician staffing and shifting retail service capacity to support vehicle reconditioning.

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2022

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS (1) (2)

	Years Ended February 28 or 29
(In millions except per unit data)	2022	Change	2021	Change	2020
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$1,224.4	34.6%	$909.8	(0.4)%	$913.2
Share-based compensation expense	102.0	(8.8)%	111.7	12.4%	99.4
Total compensation and benefits (3)	$1,326.4	29.8%	$1,021.5	0.9%	$1,012.6
Store occupancy costs	229.9	12.3%	204.7	0.6%	203.5
Advertising expense	325.9	49.8%	217.5	13.7%	191.3
Other overhead costs (4)	443.0	70.0%	260.7	(24.0)%	342.8
Total SG&A expenses	$2,325.2	36.4%	$1,704.4	(2.6)%	$1,750.2
SG&A as a % of gross profit	70.7%	(0.9)%	71.6%	7.3%	64.3%
(1)Depreciation and amortization previously included in SG&A expenses is now separately presented and is excluded from this table. Prior period amounts have been reclassified to conform to the current period’s presentation.
(2)Amounts are net of intercompany eliminations.
(3)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 14 for details of share-based compensation expense by grant type.
(4)Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel and other administrative expenses.

Fiscal 2022 Versus Fiscal 2021 (Increase of $620.8 million or 36.4%). This increase reflected an increase in costs associated with our growth in sales volume, growth costs related to the increase in appraisal buys, new stores and customer support at our CECs and continued spending to advance our technology platforms and support strategic initiatives, as well as cost-reduction actions taken in response to the pandemic in the prior year. The increase also reflected the following:
•$314.6 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing, sales growth, a $26.2 million increase in our annual bonus compensation and a $24.5 million increase resulting from the addition of Edmunds during the current year, as well as cost-reduction actions taken in response to the pandemic in the prior year period.
•$108.4 million increase in advertising expense driven by our previously communicated investment in advertising spend.
•$182.3 million increase in other overhead costs, primarily reflecting investments to advance our technology platforms and support our strategic initiatives as well as cost-reduction actions taken in response to the pandemic in the prior year period. The current year included a $22.6 million one-time benefit related to the receipt of settlement proceeds in a class action lawsuit while the prior year included a one-time benefit of $40.3 million related to the receipt of settlement proceeds in a class action lawsuit.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Fiscal 2022 Versus Fiscal 2021.  Interest expense increased to $94.1 million in fiscal 2022 versus $86.2 million in fiscal 2021. The increase primarily reflected an increase in finance lease obligations and higher outstanding debt levels in fiscal 2022.
Other (Income) Expense
Other income increased to $34.6 million in fiscal 2022 compared with $8.3 million in fiscal 2021. The increase was primarily due to net gains on an equity investment recorded during fiscal 2022.

Income Taxes
The effective income tax rate was 22.9% in fiscal 2022 compared with 22.6% in fiscal 2021.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans in our core portfolio, which excludes Tier 2 and Tier 3 originations, with an underlying risk profile that we believe will, in the aggregate, result in cumulative net losses in the 2% to 2.5% range (excluding CECL-required recovery costs) over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of COVID-19) and wholesale recovery rates.  Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.  Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits.  Historically, CAF targeted originating approximately 5% of the total Tier 3 loan volume. During the first quarter of fiscal 2022, we began to increase our Tier 3 loan volume beyond our target of 5% of total Tier 3 loan volume to 10% by the end of the first quarter of fiscal 2022. Additionally, in the second quarter of fiscal 2022, CAF began to originate loans in the Tier 2 space on a test basis. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2022	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$1,296.8	8.7	$1,142.0	8.5	$1,104.1	8.4
Interest expense	(228.8)	(1.5)	(314.1)	(2.3)	(358.1)	(2.7)
Total interest margin	$1,068.0	7.2	$827.9	6.1	$746.0	5.7
Provision for loan losses	$(141.7)	(0.9)	$(160.7)	(1.2)	$(185.7)	(1.4)
CarMax Auto Finance income	$801.5	5.4	$562.8	4.2	$456.0	3.5

(1)Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29
	2022	2021	2020
Net loans originated (in millions)	$9,371.2	$6,395.0	$7,089.7
Vehicle units financed	393,681	319,346	353,654
Net penetration rate (1)	42.6%	42.5%	42.5%
Weighted average contract rate	8.5%	8.4%	8.4%
Weighted average credit score (2)	703	706	710
Weighted average loan-to-value (LTV) (3)	88.7%	92.0%	94.2%
Weighted average term (in months)	66.6	66.0	66.1

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

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2022	2021	2020
Total ending managed receivables	$15,652.3	$13,847.2	$13,617.8
Total average managed receivables	$14,934.0	$13,463.3	$13,105.1
Allowance for loan losses (1)	$433.0	$411.1	$157.8
Allowance for loan losses as a percentage of ending managed receivables	2.77%	2.97%	1.16%
Net credit losses on managed receivables	$119.8	$109.4	$166.1
Net credit losses as a percentage of total average managed receivables	0.80%	0.81%	1.27%
Past due accounts as a percentage of ending managed receivables	4.02%	2.83%	3.44%
Average recovery rate (2)	70.8%	53.5%	48.1%

(1)    The allowance for loan losses as of February 28, 2021 includes a $202.0 million increase as a result of our adoption of CECL during the first quarter of fiscal 2021.
(2)    The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions. While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 46% to a high of 71%, and it is primarily affected by the wholesale market environment.

Fiscal 2022 Versus Fiscal 2021.
•CAF Income increased $238.7 million, or 42.4%, reflecting increases in the total interest margin percentage and average managed receivables as well as a decrease in the provision for loan losses.

•Provision for Loan Losses (Decreased to $141.7 million from $160.7 million)
◦The change in the provision was primarily driven by reserve increases during the first quarter of fiscal 2021 associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.77% as of February 28, 2022 compared with 2.97% as of February 28, 2021.

•Total interest margin increased as a percentage of average managed receivables to 7.2% in fiscal 2022 compared with 6.1% in fiscal 2021 as a result of lower funding costs.

•Loan Performance
◦The increase in net loan originations in fiscal 2022 resulted from an increase in the average amount financed as well as our used unit sales growth.
◦CAF net penetration for fiscal 2022 was relatively consistent with the prior year. However, during the fourth quarter of fiscal 2022, CAF net penetration declined slightly, driven by an increase in the mix of customers utilizing outside financing. In the current environment, we seek to remain highly competitive in the marketplace while also maintaining the quality of CAF’s portfolio.
◦The increase in past due accounts as a percentage of ending managed receivables for fiscal 2022 primarily reflected a return to pre-pandemic delinquency levels as well as an increase, primarily in the 31-60 day past due bucket, resulting from the transition to CAF’s new auto loan receivable servicing system. During this transition, we continue to adjust resources as needed from early stage collection efforts to handling the increased volume of incoming phone calls we are receiving as customers get accustomed to the new platform. We ultimately expect this to normalize over time.
◦The annual recovery rate for fiscal 2022 was at the top of our range due to market appreciation experienced during the year.

PLANNED FUTURE ACTIVITIES

We anticipate opening ten stores in fiscal 2023, which will include our expected entry into the New York metro market. We currently estimate capital expenditures will total approximately $500 million in fiscal 2023, an increase from $308.5 million in fiscal 2022. The increase in planned capital spending in fiscal 2023 largely reflects long-term growth capacity initiatives for our auction, sales and production facilities in addition to continued investments in technology. We expect approximately 30% of our capital expenditures in fiscal 2023 will be focused on investments in technology.

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

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given the year-over-year improvement in our business, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

On June 1, 2021, we completed our acquisition of Edmunds for a total purchase price of $401.8 million, inclusive of our initial investment. The consideration paid at closing included a combination of cash and shares of CarMax common stock. See Note 2 for additional information.

We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 13 and 17 for amounts outstanding as of February 28, 2022 related to debt and leases, respectively.

Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 11 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 28, 2022. See Note 12 for information related to these plans.

Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising. As of February 28, 2022, our purchase obligations and commitments were approximately $200.9 million, of which $108.0 million are due in fiscal 2023. The majority of the remaining purchase obligations and commitments are due within the next three years.

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. At the end of fiscal 2022, our adjusted debt to capital ratio, net of cash on hand, was at the higher end of our targeted range for the year. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During fiscal 2022, net cash used in operating activities totaled $2.55 billion, compared with net cash provided by operating activities of $667.8 million in fiscal 2021. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $1.94 billion in fiscal 2022 compared with $300.8 million in fiscal 2021.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $1.70 billion in fiscal 2022 compared with $151.5 million in fiscal 2021 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of February 28, 2022, total inventory was $5.12 billion, representing an increase of $1.97 billion, or 62.3%, compared with the balance as of the start of the fiscal year. The increase was primarily due to an increase in the average carrying cost of inventory as a result of higher acquisition costs, driven by market appreciation, as well as an increase in vehicle units. Saleable inventory levels have been below our targets throughout the current fiscal year as a result of temporary production slowdowns experienced in the fourth quarter of fiscal 2021 and strong demand experienced during fiscal 2022. We made substantial progress in building our inventory position during the second quarter of fiscal 2022, and we achieved sequential growth in saleable inventory each month during the third quarter. In the fourth quarter of fiscal 2022, we continued to build inventory for tax refund season, which typically has stronger demand. As of February 28, 2022, we believe our inventory is well positioned to support anticipated sales in the first quarter of fiscal 2023.

The change in net cash (used in) provided by operating activities for fiscal 2022 compared with fiscal 2021 reflected the changes in auto loans receivable and inventory, as discussed above, as well as accounts receivable, driven by increased sales and timing, partially offset by an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. Our results for fiscal 2021 were significantly impacted by COVID-19, primarily during the first quarter. In response, we took proactive measures to strengthen our liquidity position, including reducing our inventory levels and aligning our costs to lower sales volume.

Investing Activities.  Net cash used in investing activities totaled $523.7 million in fiscal 2022 compared with $128.2 million in fiscal 2021.  For fiscal 2022, this included $241.6 million in cash paid in connection with the Edmunds acquisition, net of cash acquired. Capital expenditures were $308.5 million in fiscal 2022 versus $164.5 million in fiscal 2021. Capital expenditures primarily included store construction costs and store remodeling expenses, as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

Financing Activities.  Net cash provided by financing activities was $3.10 billion in fiscal 2022, compared with net cash used in financing activities of $424.0 million in fiscal 2021.  Included in these amounts were net issuances of non-recourse notes payable of $1.70 billion compared with $151.5 million, respectively. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $576.5 million as well as net borrowings on our long-term debt of $1.93 billion, including a new $700 million term loan entered into during the third quarter of fiscal 2022. During fiscal 2021, cash used in financing activities was impacted by stock repurchases of $229.9 million as well as net payments on our long-term debt of $463.0 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2022	2021
Revolving credit facility (2)	June 2024	$1,243,500	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,352	—
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	524,766	533,578
Non-recourse notes payable	Various dates through August 2028	15,466,799	13,764,808
Total debt (3)		$18,734,417	$15,098,386
Cash and cash equivalents		$102,716	$132,319
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 13 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 28, 2022, we were in compliance with these financial covenants.

See Note 13 for additional information on our revolving credit facility, term loans, senior notes and financing obligations.
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
As of February 28, 2022, $12.18 billion and $3.29 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2022, we funded a total of $7.32 billion in asset-backed term funding transactions. As of February 28, 2022, we had $1.76 billion of unused capacity in our warehouse facilities.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Notes 1(F) and 13 for additional information on the warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2022, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $774.5 million remained available for repurchase. In April 2022, our board of directors increased our share repurchase authorization by $2 billion. See Note 14 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 7 for more information on fair value measurements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2022 and February 28, 2021, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
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
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2022 net earnings per share by approximately $0.14.

Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 6 and 7 for additional information on derivative instruments and hedging activities.

COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28
(In millions)	2022	2021
Fixed-rate	$10,948.1	$10,887.2
Variable-rate (1)	4,518.7	2,877.6
Total	$15,466.8	$13,764.8

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 13.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loans; however, a portion of the variable-rate risk is mitigated by derivative instruments. Substantially all of these borrowings are variable-rate debt based on LIBOR.  A

100-basis point increase in market interest rates would have decreased our fiscal 2022 net earnings per share by approximately $0.04.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 19% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2022 net earnings per share by less than $0.01.  See Note 12 for more information on our benefit plans.

As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2022, a 10% change in the company’s stock price would have affected fiscal 2022 net earnings per share by approximately $0.04.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2022.
In June 2021, CarMax acquired Edmunds Holding Company (“Edmunds”). CarMax excluded all of the acquired Edmunds business from the scope of management’s assessment of the effectiveness of CarMax’s internal control over financial reporting as of February 28, 2022. Edmunds constituted 0.6% of CarMax’s total assets as of February 28, 2022, and 0.3% of CarMax’s total revenues for fiscal 2022.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 14, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1(H) to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of March 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Assessment of the allowance for loan losses on core managed receivables
As discussed in Notes 1(H) and 5 to the consolidated financial statements, the Company maintained an allowance for loan losses on core managed receivables for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses on core managed receivables at February 28, 2022 was $377.5 million. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. The net loss estimate for core managed receivables with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for core managed receivables reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

We identified the assessment of the allowance for loan losses on core managed receivables as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. The assessment involved evaluating the allowance for loan losses methodology, including the net loss timing curve and its key assumptions, which consisted of the historical observation periods, forward loss curves, the weighting of actual loss data versus historical losses by credit grade performance used for receivables with less than 18 months of performance history, and an economic adjustment factor for the reasonable and supportable forecast period. Our assessment also included an evaluation of the qualitative adjustments and the conceptual soundness and mathematical accuracy of the net loss timing curve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the allowance for loan losses on core managed receivables, including controls over the (1) development and approval of the allowance for loan losses methodology, (2) the identification and determination of the key assumptions and qualitative adjustments, and (3) design and mathematical accuracy of the net loss timing curve. We evaluated the Company’s process to develop the allowance for loan losses on core managed receivables and involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s allowance for loan losses methodology for compliance with U.S. generally accepted accounting principles

•evaluating the conceptual soundness and mathematical accuracy of the net loss timing curve

•evaluating the methodology, including key assumptions, used to develop the economic adjustment factor and the reasonable and supportable period by comparing them to the Company’s business environment, relevant industry practices, and portfolio risk characteristics and trends

•assessing the other key assumptions used in the net loss timing curve by comparing to historical loss performance and the credit composition of the existing loan portfolio

•evaluating the methodology used to develop the qualitative adjustments compared with relevant credit risk factors and consistency with trends and identified limitations of the underlying net loss timing curve.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.
Richmond, Virginia
April 14, 2022

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended February 28, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated April 14, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Edmunds Holding Company during the fiscal year ended February 28, 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022, Edmunds Holding Company’s internal control over financial reporting associated with 0.6% of total assets and 0.3% of total revenues included in the consolidated financial statements of the Company as of and for the year ended February 28, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Edmunds Holding Company.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Richmond, Virginia
April 14, 2022

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2022	% (1)	2021	% (1)	2020	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$24,437,095	76.6	$15,713,583	82.9	$17,169,462	84.5
Wholesale vehicle sales	6,763,813	21.2	2,668,753	14.1	2,500,042	12.3
Other sales and revenues	699,504	2.2	567,813	3.0	650,483	3.2
NET SALES AND OPERATING REVENUES	31,900,412	100.0	18,950,149	100.0	20,319,987	100.0
COST OF SALES:
Used vehicle cost of sales	22,398,651	70.2	14,124,715	74.5	15,349,401	75.5
Wholesale vehicle cost of sales	5,999,277	18.8	2,245,431	11.8	2,045,680	10.1
Other cost of sales	214,942	0.7	200,878	1.1	202,566	1.0
TOTAL COST OF SALES	28,612,870	89.7	16,571,024	87.4	17,597,647	86.6
GROSS PROFIT	3,287,542	10.3	2,379,125	12.6	2,722,340	13.4
CARMAX AUTO FINANCE INCOME	801,507	2.5	562,810	3.0	456,030	2.2
Selling, general and administrative expenses	2,325,220	7.3	1,704,419	9.0	1,750,168	8.6
Depreciation and amortization	211,956	0.7	194,356	1.0	189,899	0.9
Interest expense	94,095	0.3	86,178	0.5	83,007	0.4
Other income	(34,568)	(0.1)	(8,275)	—	(5,690)	—
Earnings before income taxes	1,492,346	4.7	965,257	5.1	1,160,986	5.7
Income tax provision	341,049	1.1	218,338	1.2	272,553	1.3
NET EARNINGS	$1,151,297	3.6	$746,919	3.9	$888,433	4.4

WEIGHTED AVERAGE COMMON SHARES:
Basic	162,410		163,183		164,836
Diluted	165,176		165,133		166,820
NET EARNINGS PER SHARE:
Basic	$7.09		$4.58		$5.39
Diluted	$6.97		$4.52		$5.33

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
NET EARNINGS	$1,151,297	$746,919	$888,433
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	19,661	28,640	(50,824)
Net change in cash flow hedge unrecognized gains	52,608	2,740	(31,237)
Other comprehensive income (loss), net of taxes	72,269	31,380	(82,061)
TOTAL COMPREHENSIVE INCOME	$1,223,566	$778,299	$806,372

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,716	$132,319
Restricted cash from collections on auto loans receivable	548,099	496,415
Accounts receivable, net	560,984	239,070
Inventory	5,124,569	3,157,159
Other current assets	212,922	91,833
TOTAL CURRENT ASSETS	6,549,290	4,116,796
Auto loans receivable, net of allowance for loan losses of $433,030 and $411,150 as of February 28, 2022 and February 28, 2021, respectively	15,289,701	13,489,819
Property and equipment, net	3,209,068	3,055,563
Deferred income taxes	120,931	164,261
Operating lease assets	537,357	431,652
Goodwill	141,258	653
Other assets	490,659	282,797
TOTAL ASSETS	$26,338,264	$21,541,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$937,717	$799,333
Accrued expenses and other current liabilities	533,271	415,465
Accrued income taxes	—	218
Current portion of operating lease liabilities	44,197	30,953
Current portion of long-term debt	11,203	9,927
Current portion of non-recourse notes payable	521,069	442,652
TOTAL CURRENT LIABILITIES	2,047,457	1,698,548
Long-term debt, excluding current portion	3,255,304	1,322,415
Non-recourse notes payable, excluding current portion	14,919,715	13,297,504
Operating lease liabilities, excluding current portion	523,269	423,618
Other liabilities	357,080	434,843
TOTAL LIABILITIES	21,102,825	17,176,928

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 161,053,983 and 163,172,333 shares issued and outstanding as of February 28, 2022 and February 28, 2021, respectively	80,527	81,586
Capital in excess of par value	1,677,268	1,513,821
Accumulated other comprehensive loss	(46,422)	(118,691)
Retained earnings	3,524,066	2,887,897
TOTAL SHAREHOLDERS’ EQUITY	5,235,439	4,364,613
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,338,264	$21,541,541

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net earnings	$1,151,297	$746,919	$888,433
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	273,188	242,156	215,811
Share-based compensation expense	109,197	121,899	108,861
Provision for loan losses	141,692	160,703	185,695
Provision for cancellation reserves	114,928	72,235	89,272
Deferred income tax provision (benefit)	15,000	(35,787)	(1,102)
Other	(19,139)	(1,409)	3,507

Net (increase) decrease in:
Accounts receivable, net	(288,195)	(43,507)	(51,240)
Inventory	(1,967,432)	(323,318)	(326,961)
Other current assets	(80,790)	(50)	(19,843)
Auto loans receivable, net	(1,941,574)	(300,838)	(1,308,919)
Other assets	(32,272)	(12,862)	4,265
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	175,106	106,788	85,442
Other liabilities	(200,456)	(65,169)	(109,827)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,549,450)	667,760	(236,606)
INVESTING ACTIVITIES:
Capital expenditures	(308,534)	(164,536)	(331,896)
Proceeds from disposal of property and equipment	260	1,846	3
Proceeds from sale of business	12,298	29,911	—
Purchases of investments	(24,614)	(3,729)	(59,050)
Sales and returns of investments	38,408	8,325	1,579
Business acquisition, net of cash acquired	(241,563)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(523,745)	(128,183)	(389,364)
FINANCING ACTIVITIES:
Decrease in short-term debt, net	—	(40)	(1,089)
Proceeds from issuances of long-term debt	7,684,400	1,754,300	6,277,600
Payments on long-term debt	(5,752,796)	(2,217,305)	(6,199,793)
Cash paid for debt issuance costs	(20,132)	(18,296)	(20,102)
Payments on finance lease obligations	(11,923)	(7,424)	(4,151)
Issuances of non-recourse notes payable	14,328,298	10,805,546	11,786,432
Payments on non-recourse notes payable	(12,626,308)	(10,654,011)	(10,708,564)
Repurchase and retirement of common stock	(576,478)	(229,938)	(567,747)
Equity issuances	79,805	143,148	124,397
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,104,866	(424,020)	686,983
Increase in cash, cash equivalents, and restricted cash	31,671	115,557	61,013
Cash, cash equivalents, and restricted cash at beginning of year	771,947	656,390	595,377
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$803,618	$771,947	$656,390

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$102,716	$132,319	$58,211
Restricted cash from collections on auto loans receivable	548,099	496,415	481,043
Restricted cash included in other assets	152,803	143,213	117,136
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$803,618	$771,947	$656,390

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2019	167,479	83,739	1,237,153	2,104,146	(68,010)	3,357,028
Net earnings	—	—	—	888,433	—	888,433
Other comprehensive loss	—	—	—	—	(82,061)	(82,061)
Share-based compensation expense	—	—	48,122	—	—	48,122
Repurchases of common stock	(6,971)	(3,486)	(54,009)	(504,162)	—	(561,657)
Exercise of common stock options	2,413	1,207	123,190	—	—	124,397
Stock incentive plans, net shares issued	160	81	(5,468)	—	—	(5,387)
Balance as of February 29, 2020	163,081	81,541	1,348,988	2,488,417	(150,071)	3,768,875
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Net earnings	—	—	—	746,919	—	746,919
Other comprehensive income	—	—	—	—	31,380	31,380
Share-based compensation expense	—	—	49,656	—	—	49,656
Repurchases of common stock	(2,380)	(1,190)	(20,967)	(194,133)	—	(216,290)
Exercise of common stock options	2,307	1,153	141,994	—	—	143,147
Stock incentive plans, net shares issued	164	82	(5,850)	—	—	(5,768)
Balance as of February 28, 2021	163,172	81,586	1,513,821	2,887,897	(118,691)	4,364,613
Net earnings	—	—	—	1,151,297	—	1,151,297
Other comprehensive income	—	—	—	—	72,269	72,269
Share-based compensation expense	—	—	56,762	—	—	56,762
Shares issued for acquisition	776	388	90,183	—	—	90,571
Repurchases of common stock	(4,475)	(2,237)	(44,260)	(515,128)	—	(561,625)
Exercise of common stock options	1,302	651	79,154	—	—	79,805
Stock incentive plans, net shares issued	279	139	(18,392)	—	—	(18,253)
Balance as of February 28, 2022	161,054	80,527	1,677,268	3,524,066	(46,422)	5,235,439

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A)Business and Background
CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the nation’s largest retailer of used vehicles. We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF. Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), which does not meet the quantitative thresholds to be considered a reportable segment. See Note 20 for additional information on our reportable segments and Note 2 for additional information regarding our acquisition of Edmunds.

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

(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less were not significant to the consolidated balance sheet as of as of February 28, 2022 and were $46.9 million as of February 28, 2021.

(D)Restricted Cash from Collections on Auto Loans Receivable
Cash equivalents, totaling $548.1 million as of February 28, 2022 and $496.4 million as of February 28, 2021, consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

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

See Notes 5 and 13 for additional information on auto loans receivable and non-recourse notes payable.

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

(H)Auto Loans Receivable, Net
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for loan losses. The allowance for loan losses represents the net credit losses expected over the remaining contractual life of our managed receivables. See Note 5 for additional information on our significant accounting policies related to auto loans receivable and the allowance for loan losses.

During the first quarter of fiscal 2021, we adopted a new accounting pronouncement related to the measurement of credit losses on financial instruments (ASU 2016-13 or “CECL”) and updated our significant accounting policies related to the allowance for loan losses in Note 5. In periods prior to fiscal 2021, the allowance for loan losses represented management’s estimate of incurred loan losses as described in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

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

Estimated Useful Lives

Life
Buildings	25 years
Leasehold improvements	10 – 15 years
Furniture, fixtures and equipment	3 – 15 years
Software	5 years

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  We recognize impairment when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value of the asset.  See Note 8 for additional information on property and equipment.

(J)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $105.8 million as of February 28, 2022 and $97.2 million as of February 28, 2021.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other (income) expense. Other investments totaled $108.5 million as of February 28, 2022 and $152.9 million as of February 28, 2021.

(K)Financing Obligations
We generally account for sale-leaseback transactions as financing obligations.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as financing obligations in long-term debt.  Depreciation is recognized on the assets over their estimated useful lives, generally 25 years.  A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation.  In the event the sale-leasebacks are modified or extended beyond their original term, the related obligation is increased based on the present value of the revised future minimum lease payments on the date of the modification, with a corresponding increase to the net carrying amount of the assets subject to these transactions.  See Note 13 for additional information on financing obligations.

(L)Accrued Expenses
As of February 28, 2022 and February 28, 2021, accrued expenses and other current liabilities included accrued compensation and benefits of $267.0 million and $223.1 million, respectively; loss reserves for general liability and workers’ compensation insurance of $44.0 million and $42.9 million, respectively; our vehicle return reserves of $79.8 million and $33.9 million, respectively; and the current portion of cancellation reserves. See Note 10 for additional information on cancellation reserves.

(M)Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined using a number of actuarial assumptions.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.  See Note 12 for additional information on our benefit plans.

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

(O)Revenue Recognition
Our revenue consists primarily of used and wholesale vehicle sales, as well as sales from EPP products, advertising and subscription revenues earned by our Edmunds business and vehicle repair service revenues. See Note 3 for additional information on our significant accounting policies related to revenue recognition.

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

(R)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $332.2 million in fiscal 2022, $218.6 million in fiscal 2021 and $191.8 million in fiscal 2020.

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

We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense.  See Note 14 for additional information on stock-based compensation.

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

(V)Income Taxes
During the fiscal year ended February 28, 2022, our fully consolidated partnership was terminated as a result of an internal restructuring. Prior to this restructuring, certain subsidiaries were required to file separate partnership or corporate federal income tax returns. Beginning with the fiscal year ending February 28, 2023, all of our subsidiaries will be part of our consolidated federal income tax return. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Changes in tax laws and tax rates are reflected in the income tax provision in the period in which the changes are enacted. We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available loss carrybacks, tax planning strategies, future reversals of existing temporary differences and future taxable income.

We recognize uncertain tax liabilities when, despite our belief that our tax return positions are supportable, we believe that the tax positions may not be fully sustained upon review by tax authorities.  Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement.  The current portion of these tax liabilities is included in accrued income taxes and any noncurrent portion is included in other liabilities.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made.  Interest and penalties related to income tax matters are included in SG&A expenses.  See Note 11 for additional information on income taxes.

(W) Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.  Diluted net earnings per share is calculated using the “if-converted” treasury stock method.  See Note 15 for additional information on net earnings per share.

(X)Recent Accounting Pronouncements
Adopted in the Current Period.
In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2019-12) related to simplifying the accounting for income taxes. We adopted this pronouncement for our fiscal year beginning March 1, 2021, and it did not have a material effect on our consolidated financial statements.

Effective in Future Periods.
In July 2021, the FASB issued an accounting pronouncement (ASU 2021-05) related to accounting for sales-type leases with variable lease payments. This pronouncement is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2022, and we do not expect it to have a material effect on our consolidated financial statements.

In October 2021, the FASB issued an accounting pronouncement (ASU 2021-08) related to accounting for acquired revenue contracts with customers in a business combination. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2023, and we do not expect it to have a material effect on our consolidated financial statements.

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

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-01) related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the update to have a material effect on our consolidated financial statements.

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement and make the necessary updates to our vintage disclosures for the interim period beginning March 1, 2023, and aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial statements.

2.ACQUISITION OF EDMUNDS
On June 1, 2021, we completed the acquisition of Edmunds Holding Company, one of the most well established and trusted online guides for automotive information and a recognized leader in digital car shopping innovations. With this acquisition, CarMax has enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent. Edmunds continues to operate independently and remains focused on delivering confidence to consumers and excellent value to its dealer and Original Equipment Manufacturer (“OEM”) clients. Additionally, this acquisition allows both businesses to accelerate their respective capabilities to deliver an enhanced digital experience to their customers by leveraging Edmunds’ compelling content and technology, CarMax’s unparalleled national scale and infrastructure, and the combined talent of both businesses.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

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

The excess of purchase consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to expected synergies and the assembled workforce of the acquired business and is not deductible for tax purposes. The fair values assigned to the net identifiable assets and liabilities assumed are based on management’s estimates and assumptions.

Identifiable intangible assets were recognized at their estimated acquisition date fair values. The fair value of identifiable intangible assets was determined by using certain estimates and assumptions that are not observable in the market. The fair values of the trade name asset and the internally developed software asset were determined using the relief-from-royalty method, and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets are as follows:

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

3.REVENUE
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

Disaggregation of Revenue

	Years Ended February 28 or 29
(In millions)	2022	2021	2020
Used vehicle sales	$24,437.1	$15,713.6	$17,169.5
Wholesale vehicle sales	6,763.8	2,668.8	2,500.0
Other sales and revenues:
Extended protection plan revenues	478.4	412.8	437.4
Third-party finance income/(fees), net	1.5	(39.6)	(45.8)
Advertising & subscription revenues (1)	101.8	—	—
Service revenues	81.8	92.0	123.5
Other	36.0	102.6	135.4
Total other sales and revenues	699.5	567.8	650.5
Total net sales and operating revenues	$31,900.4	$18,950.1	$20,320.0

(1)     Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 20 for further details.

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30-day/1,500 mile money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000-mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 19 for additional information on this warranty and its related obligation.

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

EPP Revenues. We also sell ESP and GAP products on behalf of unrelated third parties, who are primarily responsible for fulfilling the contract, to customers who purchase a retail vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize revenue, on a net basis, at the time of sale. We also record a reserve, or refund liability, for estimated contract cancellations.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 10 for additional information on cancellation reserves.

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of February 28, 2022 and February 28, 2021, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

Third-Party Finance Income/(Fees). Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract. We recognize these fees at the time of sale.

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

4.CARMAX AUTO FINANCE
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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2022	% (1)	2021	% (1)	2020	% (1)
Interest margin:
Interest and fee income	$1,296.8	8.7	$1,142.0	8.5	$1,104.1	8.4
Interest expense	(228.8)	(1.5)	(314.1)	(2.3)	(358.1)	(2.7)
Total interest margin	1,068.0	7.2	827.9	6.1	746.0	5.7
Provision for loan losses	(141.7)	(0.9)	(160.7)	(1.2)	(185.7)	(1.4)
Total interest margin after provision for loan losses	926.3	6.2	667.2	5.0	560.3	4.3

Total other expense	—	—	(2.2)	—	—	—

Direct expenses:
Payroll and fringe benefit expense	(50.5)	(0.3)	(46.0)	(0.3)	(42.3)	(0.3)
Depreciation and amortization	(6.6)	—	(0.8)	—	(0.7)	—
Other direct expenses	(67.7)	(0.5)	(55.4)	(0.4)	(61.3)	(0.5)
Total direct expenses	(124.8)	(0.8)	(102.2)	(0.8)	(104.3)	(0.8)
CarMax Auto Finance income	$801.5	5.4	$562.8	4.2	$456.0	3.5

Total average managed receivables	$14,934.0		$13,463.3		$13,105.1

 (1)    Percent of total average managed receivables.

5.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement. We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $15.47 billion as of February 28, 2022, and $13.76 billion as of February 28, 2021. See Notes 1(F) and 13 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of February 28
(In millions)	2022	2021
Asset-backed term funding	$11,653.8	$11,008.3
Warehouse facilities	3,291.9	2,314.1
Overcollateralization (1)	489.1	345.2
Other managed receivables (2)	217.5	179.6
Total ending managed receivables	15,652.3	13,847.2
Accrued interest and fees	67.3	57.4
Other	3.1	(3.7)
Less: allowance for loan losses	(433.0)	(411.1)
Auto loans receivable, net	$15,289.7	$13,489.8

(1)Represents receivables restricted as excess collateral for the non-recourse funding vehicles.
(2)Other managed receivables includes receivables not funded through the non-recourse funding vehicles.

Credit Quality.  When customers apply for financing, CAF’s proprietary scoring models utilize the customers’ credit history and certain application information to evaluate and rank their risk.  We obtain credit histories and other credit data that includes information such as number, age, type of and payment history for prior or existing credit accounts.  The application information that is used includes income, collateral value and down payment.  The scoring models yield credit grades that represent the relative likelihood of repayment.  Customers with the highest probability of repayment are A-grade customers. Customers assigned a lower grade are determined to have a lower probability of repayment.  For loans that are approved, the credit grade influences the terms of the agreement, such as the required loan-to-value ratio and interest rate. After origination, credit grades are generally not updated.

CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loans receivable on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.

Ending Managed Receivables by Major Credit Grade

	As of February 28, 2022
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
Core managed receivables (3):
A	$3,885.5	$1,788.3	$1,266.1	$574.1	$203.4	$32.3	$7,749.7	49.5
B	2,795.2	1,288.5	857.7	473.1	205.2	50.4	5,670.1	36.2
C and other	919.1	496.2	294.8	156.7	73.8	29.6	1,970.2	12.6
Total core managed receivables	7,599.8	3,573.0	2,418.6	1,203.9	482.4	112.3	15,390.0	98.3
Other managed receivables (4):
C and other	165.2	23.9	34.7	23.8	10.0	4.7	262.3	1.7
Total ending managed receivables	$7,765.0	$3,596.9	$2,453.3	$1,227.7	$492.4	$117.0	$15,652.3	100.0

	As of February 28, 2021
	Fiscal Year of Origination (1)
(In millions)	2021	2020	2019	2018	2017	Prior to 2017	Total	% (2)
Core managed receivables (3):
A	$2,782.0	$2,146.5	$1,146.7	$568.9	$199.6	$30.4	$6,874.1	49.6
B	1,993.6	1,424.5	870.1	476.0	195.5	49.2	5,008.9	36.2
C and other	750.5	486.2	280.9	163.4	90.4	28.3	1,799.7	13.0
Total core managed receivables	5,526.1	4,057.2	2,297.7	1,208.3	485.5	107.9	13,682.7	98.8
Other managed receivables (4):
C and other	35.6	55.4	39.5	18.6	9.4	6.0	164.5	1.2
Total ending managed receivables	$5,561.7	$4,112.6	$2,337.2	$1,226.9	$494.9	$113.9	$13,847.2	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total ending managed receivables.
(3)Represents CAF’s Tier 1 originations.
(4)Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses. The allowance for loan losses at February 28, 2022 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.

Allowance for Loan Losses

	As of February 28, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	$379.4	$31.7	$411.1	2.97
Charge-offs	(206.5)	(20.7)	(227.2)
Recoveries (2)	99.4	8.0	107.4
Provision for loan losses	105.2	36.5	141.7
Balance as of end of year	$377.5	$55.5	$433.0	2.77

	As of February 28, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	$140.5	$17.3	$157.8	1.16
Adoption of CECL	179.2	22.8	202.0
Adjusted balance as of beginning of period	319.7	40.1	359.8	2.64
Charge-offs	(210.0)	(20.4)	(230.4)
Recoveries (2)	112.3	8.7	121.0
Provision for loan losses	157.4	3.3	160.7
Balance as of end of year	$379.4	$31.7	$411.1	2.97

(1)Percent of total ending managed receivables
(2)Net of costs incurred to recover vehicle.

During fiscal 2022, the allowance for loan losses increased $21.9 million, primarily reflecting growth in receivables, largely offset by favorable loan loss performance during the year. Although net charge-offs remained low in fiscal 2022, loss performance in the second half of fiscal 2022 began to return to pre-pandemic levels. We do not believe the favorable loss performance this fiscal year is consistent with our best estimate of expected future losses. As a result, we determined that the quantitative loss rates should be qualitatively adjusted to reflect future loss performance.

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

Past Due Receivables

	As of February 28, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,711.9	$5,401.3	$1,702.7	$14,815.9	$206.4	$15,022.3	95.98
Delinquent loans:
31-60 days past due	25.4	173.3	160.4	359.1	33.0	392.1	2.50
61-90 days past due	9.2	75.6	85.2	170.0	19.1	189.1	1.21
Greater than 90 days past due	3.2	19.9	21.9	45.0	3.8	48.8	0.31
Total past due	37.8	268.8	267.5	574.1	55.9	630.0	4.02
Total ending managed receivables	$7,749.7	$5,670.1	$1,970.2	$15,390.0	$262.3	$15,652.3	100.00

	As of February 28, 2021
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$6,847.2	$4,840.3	$1,641.1	$13,328.6	$126.1	$13,454.7	97.17
Delinquent loans:
31-60 days past due	17.3	108.9	98.0	224.2	22.0	246.2	1.78
61-90 days past due	7.0	48.4	50.5	105.9	14.0	119.9	0.86
Greater than 90 days past due	2.6	11.3	10.1	24.0	2.4	26.4	0.19
Total past due	26.9	168.6	158.6	354.1	38.4	392.5	2.83
Total ending managed receivables	$6,874.1	$5,008.9	$1,799.7	$13,682.7	$164.5	$13,847.2	100.00

(1)Percent of total ending managed receivables.

6.DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include LIBOR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and generally designate these derivative instruments as cash flow hedges for accounting purposes.  In certain cases, we may choose not to designate a derivative instrument as a cash flow hedge for accounting purposes due to uncertainty around the probability that future hedged transactions will occur. Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loans receivable, and (ii) exposure to variable interest rates associated with our term loans.

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $4.0 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the years ended February 28, 2022 and February 28, 2021, we recognized income of $8.8 million and a loss of $1.7 million, respectively, in CAF income representing these changes in fair value.

As of February 28, 2022 and February 28, 2021, we had interest rate swaps outstanding with a combined notional amount of $3.64 billion and $2.43 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of February 28, 2022 and February 28, 2021, we had interest rate swaps with a combined notional amount of $578.3 million and $255.2 million, respectively, outstanding that were not designated as cash flow hedges.

See Note 7 for discussion of fair values of financial instruments and Note 16 for the effect on comprehensive income.

7.FAIR VALUE MEASUREMENTS
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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$701,865	$—	$701,865
Mutual fund investments	24,022	—	24,022
Derivative instruments designated as hedges	—	39,452	39,452
Derivative instruments not designated as hedges	—	9,339	9,339
Total assets at fair value	$725,887	$48,791	$774,678

Percent of total assets at fair value	93.7%	6.3%	100.0%
Percent of total assets	2.8%	0.2%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,379)	$(1,379)
Total liabilities at fair value	$—	$(1,379)	$(1,379)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$685,585	$—	$685,585
Mutual fund investments	24,049	—	24,049
Derivative instruments designated as hedges	—	4,061	4,061
Derivative instruments not designated as hedges	—	501	501
Total assets at fair value	$709,634	$4,562	$714,196

Percent of total assets at fair value	99.4%	0.6%	100.0%
Percent of total assets	3.3%	—%	3.3%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,024)	$(6,024)
Total liabilities at fair value	$—	$(6,024)	$(6,024)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2022 and February 28, 2021, respectively, are as follows:

(In thousands)	As of February 28, 2022	As of February 28, 2021
Carrying value	$500,000	$500,000
Fair value	$517,396	$556,993

8.PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2022	2021
Land	$913,577	$868,221
Land held for development (1)	73,347	78,960
Buildings	2,290,686	2,193,203
Leasehold improvements	331,002	291,129
Furniture, fixtures and equipment	520,407	633,857
Construction in progress	113,091	155,915
Software	246,616	121,400
Finance leases	157,890	127,142
Total property and equipment	4,646,616	4,469,827
Less: accumulated depreciation and amortization	(1,437,548)	(1,414,264)
Property and equipment, net	$3,209,068	$3,055,563

 (1)    Land held for development represents land owned for potential store growth.

Depreciation expense was $215.3 million in fiscal 2022, $195.3 million in fiscal 2021 and $190.6 million in fiscal 2020.

9.GOODWILL AND INTANGIBLE ASSETS
Goodwill
We test goodwill for impairment annually as of December 1, or whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which are determined in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. The goodwill acquired as part of the Edmunds acquisition was allocated to two of our reporting units – CarMax Sales Operations and Edmunds – with carrying values of $98.9 million and $42.4 million, respectively. No impairment was recognized in fiscal 2022 or fiscal 2021.

Intangibles

	As of February 28, 2022
	Gross Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(5,668)	47,232
Customer relationships	133,200	(5,876)	127,324
Total intangible assets	$218,000	$(11,544)	$206,456

The intangible assets above relate to the acquisition of Edmunds on June 1, 2021 (see Note 2 for more information). We had no intangible assets as of February 28, 2021.

Amortization expense of intangible assets was $11.5 million in fiscal 2022. No amortization expense was recorded in fiscal 2021.

We estimate that amortization expense related to intangible assets will be $15.4 million in each of the next five fiscal years.

10.CANCELLATION RESERVES
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
Cancellation Reserves

	As of February 28
(In millions)	2022	2021
Balance as of beginning of year	$124.5	$117.9
Cancellations	(94.7)	(65.6)
Provision for future cancellations	114.9	72.2
Balance as of end of year	$144.7	$124.5

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2022 and February 28, 2021, the current portion of cancellation reserves was $78.7 million and $58.7 million, respectively.

11.INCOME TAXES
During fiscal 2021, new legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Taxpayer Certainty and Disaster Tax Relief Act. The American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act were enacted on March 6, 2021 and November 15, 2021, respectively. We have evaluated the tax provisions of these acts as well as new IRS guidance issued. While the most significant impacts to the company include the employee retention tax credit and payroll tax deferral provisions of the CARES Act, we do not expect recent IRS guidance or the legislation to have a material impact on our results of operations.

Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Current:
Federal	$264,194	$209,447	$225,858
State	61,855	44,678	47,797
Total	326,049	254,125	273,655
Deferred:
Federal	10,560	(27,971)	146
State	4,440	(7,816)	(1,248)
Total	15,000	(35,787)	(1,102)
Income tax provision	$341,049	$218,338	$272,553

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.7	3.3	3.4
Share-based compensation	(1.8)	(1.6)	(1.1)
Nondeductible and other items	0.7	0.5	0.7
Credits	(0.7)	(0.6)	(0.5)
Effective income tax rate	22.9%	22.6%	23.5%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2022	2021
Deferred tax assets:
Accrued expenses and other	$122,791	$67,185
Allowance for loan losses	104,454	—
Partnership basis	—	135,437
Prepaid expenses	4,236	—
Net operating loss carryforwards and other tax attributes	38,637	—
Operating lease liabilities	144,693	115,583
Share-based compensation	40,579	54,681
Derivatives	—	9,317
Capital loss carry forward	745	901
Total deferred tax assets	456,135	383,104
Less: valuation allowance	(1,455)	(901)
Total deferred tax assets after valuation allowance	454,680	382,203
Deferred tax liabilities:
Intangibles	51,088	—
Prepaid expenses	—	21,302
Property and equipment	115,263	75,383
Operating lease assets	137,095	110,006
Inventory	19,147	11,251
Derivatives	11,156	—
Total deferred tax liabilities	333,749	217,942
Net deferred tax asset	$120,931	$164,261

During the fiscal year ended February 28, 2022, our fully consolidated partnership was terminated as a result of an internal restructuring. We removed the deferred tax asset reflecting the investment in the partnership and recorded the associated temporary differences in the underlying assets and liabilities. The termination of the partnership is the primary driver of the changes in deferred tax assets and liabilities associated with accrued expenses and other, allowance for loan losses, prepaid expenses and property and equipment. Overall, this adjustment to the deferred tax assets and liabilities resulted in an immaterial impact to the income statement.

During the fiscal year ended February 28, 2022, we completed our acquisition of Edmunds. As a result of this transaction, we acquired certain net operating losses and other tax attributes which are reflected as deferred tax assets, and certain intangible assets which are reflected as deferred tax liabilities. This includes a deferred tax asset of $10 million related to U.S. federal net operating loss carryforwards that have no expiration; a deferred tax asset of $13 million, net of valuation allowances, related to U.S. federal tax credit carryforwards, which expire between 2023 and 2041; a deferred tax asset of $2 million, related to state net operating loss carryforwards, which generally expire between 2022 and 2038; and a deferred tax asset of $12 million related to state tax credit carryforwards that have no expiration.

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2022, relates to capital loss and research and development credit carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Balance at beginning of year	$28,997	$30,865	$30,270
Increases for tax positions of prior years	432	188	3,493
Decreases for tax positions of prior years	(5,056)	(4,468)	(2,913)
Increases based on tax positions related to the current year	2,657	3,634	4,170
Settlements	(391)	(4)	(326)
Lapse of statute	(1,874)	(1,218)	(3,829)
Balance at end of year	$24,765	$28,997	$30,865

As of February 28, 2022, we had $24.8 million of gross unrecognized tax benefits, $8.5 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2021, we had $29.0 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2020, we had $30.9 million of gross unrecognized tax benefits, $9.2 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $3.4 million, $4.7 million and $4.0 million as of February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2018.

12.BENEFIT PLANS
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

Benefit Plan Information

	As of February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2022	2021	2022	2021	2022	2021
Plan assets	$214,928	$209,773	$—	$—	$214,928	$209,773
Projected benefit obligation	273,257	295,930	11,034	12,062	284,291	307,992
Funded status recognized	$(58,329)	$(86,157)	$(11,034)	$(12,062)	$(69,363)	$(98,219)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(630)	$(639)	$(630)	$(639)
Noncurrent liability	(58,329)	(86,157)	(10,404)	(11,423)	(68,733)	(97,580)
Net amount recognized	$(58,329)	$(86,157)	$(11,034)	$(12,062)	$(69,363)	$(98,219)

	Pension Plan			Restoration Plan			Total
(In thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total net pension (benefit) expense	(2,493)	(1,378)	(1,595)	425	433	488	(2,068)	(945)	(1,107)
Total net actuarial (gain) loss (1)	(21,941)	(33,703)	67,385	(576)	(210)	1,476	(22,517)	(33,913)	68,861

(1)     Changes recognized in Accumulated Other Comprehensive Loss.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2022 or 2021. Employer contributions, which increase plan assets, were $4.6 million in fiscal 2021; there were no employer contributions in fiscal 2022. The net actuarial (gain) loss in a fiscal year is recognized in accumulated other comprehensive loss and may later be recognized as a component of future pension expense. In fiscal 2023, we anticipate that $2.5 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive loss.  Estimated actuarial losses to be amortized from accumulated other comprehensive loss for the restoration plan are not expected to be significant.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We do not expect to make any contributions to the pension plan in fiscal 2023. We expect the pension plan to make benefit payments of approximately $6.4 million for each of the next three fiscal years, and $7.6 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.6 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2022	2021	2022	2021
Discount rate	3.45%	2.95%	3.45%	2.95%

Assumptions Used to Determine Net Pension Expense

	As of February 28 or 29
	Pension Plan			Restoration Plan
	2022	2021	2020	2022	2021	2020
Discount rate	2.95%	2.85%	4.20%	2.95%	2.85%	4.20%
Expected rate of return on plan assets	7.50%	7.75%	7.75%	—%	—%	—%

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
Fair Value of Plan Assets

	As of February 28
(In thousands)	2022	2021
Mutual funds (Level 1):
Equity securities – international	$26,525	$25,741
Collective funds (NAV):
Short-term investments	2,016	1,633
Equity securities	133,723	131,039
Fixed income securities	52,664	51,360
Total	$214,928	$209,773

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We target allocating approximately 75% of plan assets to equity and equity-related instruments and approximately 25% to fixed income securities.  Equity securities are currently composed of both collective funds and mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2023.

The fair values of the plan’s assets are provided by the plan’s trustee and the investment managers. Within the fair value hierarchy (see Note 7), the mutual funds are classified as Level 1 as quoted active market prices for identical assets are used to measure fair value. The collective funds are public investment vehicles valued using a net asset value (“NAV”) and, therefore, are outside of the fair value hierarchy. The collective funds may be liquidated with minimal restrictions.

(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $63.8 million in fiscal 2022, $48.5 million in fiscal 2021 and $47.4 million in fiscal 2020.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2022, fiscal 2021 and fiscal 2020.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2022, fiscal 2021 and fiscal 2020.

13.DEBT

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2022	2021
Revolving credit facility (2)	June 2024	$1,243,500	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,352	—
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	524,766	533,578
Non-recourse notes payable	Various dates through August 2028	15,466,799	13,764,808
Total debt		18,734,417	15,098,386
Less: current portion		(532,272)	(452,579)
Less: unamortized debt issuance costs		(27,126)	(25,888)
Long-term debt, net		$18,175,019	$14,619,919

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 28, 2022, the unused capacity of $756.5 million was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 1.97% in fiscal 2022, 1.74% in fiscal 2021 and 3.23% in fiscal 2020.

Term Loans.   On October 15, 2021, we entered into a term loan agreement for an aggregate principal amount of $700 million, which will mature on October 15, 2026. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 1.01% as of February 28, 2022, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes.  Borrowings under our unsecured senior notes totaling $500 million are available for working capital and general corporate purposes. These notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Financing Obligations.  Financing obligations relate to stores subject to sale-leaseback transactions that do not qualify for sale accounting.  The financing obligations were structured at varying interest rates and generally have initial lease terms ranging from 15 to 20 years with payments made monthly.  We have not entered into any new sale-leaseback transactions since fiscal 2009.  In the event the agreements are modified or extended beyond their original term, the related obligation is adjusted based on the present value of the revised future payments, with a corresponding change to the assets subject to these transactions. Upon modification, the amortization of the obligation is reset, resulting in more of the payments being applied to interest expense in the initial years following the modification.

Future maturities of financing obligations were as follows:

(In thousands)	As of February 28, 2022
Fiscal 2023	$53,780
Fiscal 2024	56,075
Fiscal 2025	54,747
Fiscal 2026	57,943
Fiscal 2027	48,592
Thereafter	797,328
Total payments	1,068,465
Less: interest	(543,699)
Present value of financing obligations	$524,766

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through August 2028, but may mature earlier, depending upon repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of February 28, 2022 are as follows:

(in billions)	Capacity
Warehouse facilities:
August 2022 expiration	$2.30
December 2022 expiration	0.25
February 2023 expiration	2.50
Combined warehouse facility limit	$5.05
Unused capacity	$1.76

Non-recourse notes payable outstanding:
Warehouse facilities	$3.29
Asset-backed term funding transactions	12.18
Non-recourse notes payable	$15.47

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Notes 1(F) and 5 for additional information on the related auto loans receivable.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2022, fiscal 2021 and fiscal 2020, we capitalized interest of $5.9 million, $3.3 million, and $7.0 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of February 28, 2022, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

14.STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B) Share Repurchase Program
As of February 28, 2022, a total of $2 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $774.5 million remained available for repurchase. In April 2022, our board increased our share repurchase authorization by $2 billion.

 Common Stock Repurchases

	Years Ended February 28 or 29
	2022	2021	2020
Number of shares repurchased (in thousands)	4,475.2	2,379.8	6,971.1
Average cost per share	$125.49	$90.87	$80.56
Available for repurchase, as of end of year (in millions)	$774.5	$1,336.1	$1,552.3

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

As of February 28, 2022, a total of 60,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 6,700,484 as of that date.

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

Cash-Settled Restricted Stock Units.  Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period.  For RSUs granted during or after fiscal 2021, conversion generally occurs annually in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

For the fiscal 2020 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded. For the first-year period, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. The board certified a performance adjustment factor of 117% for the first-year period. In fiscal 2022, the board certified a performance adjustment factor of 100% for the second-year period based on successfully increasing market share, maintaining compliance with financial covenants and other factors during the COVID-19 crisis in fiscal 2021. In addition, the performance target for the third-year period was set based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. No PSUs were awarded in fiscal 2021.

For the fiscal 2022 grants, the first-year period targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies. For the second- and third-year periods, the remaining awarded 25,397 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set. PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of February 28, 2022, 75,845 units were outstanding at a weighted average grant date fair value per share of $118.72.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2022, 69,288 units were outstanding at a weighted average grant date fair value of $92.82.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of February 28, 2022, there were 24,171 shares outstanding at a weighted average grant date fair value of $119.96.

Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 2,265,843 shares remaining available for issuance under the plan as of February 28, 2022. Associate contributions are limited to 10% of eligible compensation, up to a maximum of $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 160,093 shares at an average price per share of $125.22 during fiscal 2022, 202,085 shares at an average price per share of $87.41 during fiscal 2021 and 174,325 shares at an average price per share of $85.64 during fiscal 2020.

(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Cost of sales	$4,924	$6,805	$6,382
CarMax Auto Finance income	5,043	5,657	4,940
Selling, general and administrative expenses	101,966	111,749	99,435
Share-based compensation expense, before income taxes	$111,933	$124,211	$110,757

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Nonqualified stock options	$33,598	$31,500	$30,166
Cash-settled restricted stock units (RSUs)	52,435	72,243	60,739
Stock-settled market stock units (MSUs)	13,984	15,596	12,874
Other share-based incentives:
Stock-settled performance stock units (PSUs)	6,289	489	2,559
Stock-settled deferred stock units (DSUs)	1,925	1,925	2,500
Restricted stock (RSAs)	966	147	23
Employee stock purchase plan	2,736	2,311	1,896
Total other share-based incentives	11,916	4,872	6,978
Share-based compensation expense, before income taxes	$111,933	$124,211	$110,757

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2022
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$47.3	1.8
Stock-settled market stock units	14.3	1.1
Other share-based incentives:
Stock-settled performance stock units	1.6	0.5
Restricted stock	1.8	1.3
Total other share-based incentives	3.4	0.9
Total	$65.0	1.6

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2022, February 28, 2021 or February 29, 2020.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2021	6,266	$67.57
Options granted	922	136.88
Options exercised	(1,302)	61.30
Options forfeited or expired	(90)	90.25
Outstanding as of February 28, 2022	5,796	$79.66	4.2	$196,694

Exercisable as of February 28, 2022	3,031	$68.72	3.5	$125,141

Stock Option Information

	Years Ended February 28 or 29
	2022	2021	2020
Options granted	922,475	1,607,401	1,601,489
Weighted average grant date fair value per share	$42.31	$22.80	$22.10
Cash received from options exercised (in millions)	$79.8	$143.1	$124.4
Intrinsic value of options exercised (in millions)	$95.2	$94.0	$78.6
Realized tax benefits (in millions)	$20.6	$25.5	$21.8

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

Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2022			2021			2020
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	31.8%	-	37.6%	36.1%	-	56.1%	26.8%	-	32.6%
Weighted average expected volatility			36.2%			38.2%			29.2%
Risk-free interest rate (2)	0.0%	-	1.4%	0.1%	-	0.7%	1.5%	-	2.4%
Expected term (in years) (3)			4.6			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2021	1,606	$70.88
Stock units granted	378	136.46
Stock units vested and converted	(722)	66.28
Stock units cancelled	(99)	90.76
Outstanding as of February 28, 2022	1,163	$93.37

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2022	2021	2020
Stock units granted	378,382	669,937	562,321
Initial weighted average grant date fair value per share	$136.46	$71.09	$78.62
Payments (before payroll tax withholdings) upon
vesting (in millions)	$92.6	$38.1	$37.8
Realized tax benefits (in millions)	$23.0	$10.5	$10.5

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2022
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2023	$45,959	$122,556
Fiscal 2024	20,164	53,771
Fiscal 2025	10,692	28,511
Total expected cash settlements	$76,815	$204,838

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2021	520	$90.53
Stock units granted	82	178.15
Stock units vested and converted	(198)	82.16
Stock units cancelled	(11)	122.75
Outstanding as of February 28, 2022	393	$112.17

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2022	2021	2020
Stock units granted	82,061	199,916	131,311
Weighted average grant date fair value per share	$178.15	$93.82	$98.67
Realized tax benefits (in millions)	$10.4	$3.2	$4.0

15.NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2022	2021	2020
Net earnings	$1,151,297	$746,919	$888,433

Weighted average common shares outstanding	162,410	163,183	164,836
Dilutive potential common shares:
Stock options	2,268	1,543	1,580
Stock-settled restricted stock units	498	407	404
Weighted average common shares and dilutive
potential common shares	165,176	165,133	166,820

Basic net earnings per share	$7.09	$4.58	$5.39
Diluted net earnings per share	$6.97	$4.52	$5.33

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2022, fiscal 2021 and fiscal 2020, options to purchase 750,516 shares, 1,131,764 shares and 1,355,679 shares of common stock, respectively, were not included.

16.ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Loss
Balance as of February 28, 2019	$(70,478)	$2,468	$(68,010)
Other comprehensive loss before reclassifications	(52,254)	(34,631)	(86,885)
Amounts reclassified from accumulated other
comprehensive loss	1,430	3,394	4,824
Other comprehensive loss	(50,824)	(31,237)	(82,061)
Balance as of February 29, 2020	(121,302)	(28,769)	(150,071)
Other comprehensive income (loss) before reclassifications	25,729	(12,616)	13,113
Amounts reclassified from accumulated other
comprehensive loss	2,911	15,356	18,267
Other comprehensive income	28,640	2,740	31,380
Balance as of February 28, 2021	(92,662)	(26,029)	(118,691)
Other comprehensive income before reclassifications	17,034	40,211	57,245
Amounts reclassified from accumulated other
comprehensive loss	2,627	12,397	15,024
Other comprehensive income	19,661	52,608	72,269
Balance as of February 28, 2022	$(73,001)	$26,579	$(46,422)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Retirement Benefit Plans (Note 12):
Actuarial gain (loss) arising during the year	$22,517	$33,913	$(68,861)
Tax (expense) benefit	(5,483)	(8,184)	16,607
Actuarial gain (loss) arising during the year, net of tax	17,034	25,729	(52,254)
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	1,451	1,617	797
CarMax Auto Finance income	84	108	49
Selling, general and administrative expenses	1,938	2,112	1,028
Total amortization reclassifications recognized in net pension expense	3,473	3,837	1,874
Tax expense	(846)	(926)	(444)
Amortization reclassifications recognized in net
pension expense, net of tax	2,627	2,911	1,430
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	19,661	28,640	(50,824)

Cash Flow Hedges (Note 6):
Changes in fair value	54,105	(17,122)	(47,083)
Tax (expense) benefit	(13,894)	4,506	12,452
Changes in fair value, net of tax	40,211	(12,616)	(34,631)
Reclassifications to CarMax Auto Finance income	16,680	20,841	4,614
Tax expense	(4,283)	(5,485)	(1,220)
Reclassification of hedge losses, net of tax	12,397	15,356	3,394
Net change in cash flow hedge unrecognized gains, net of tax	52,608	2,740	(31,237)
Total other comprehensive income (loss), net of tax	$72,269	$31,380	$(82,061)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive loss.  The cumulative balances are net of deferred taxes of $14.2 million as of February 28, 2022 and $38.7 million as of February 28, 2021.

17.LEASE COMMITMENTS
Our leases primarily consist of operating and finance leases related to retail stores, office space, land and equipment. We also have stores subject to sale-leaseback transactions that do not qualify for sale accounting and are accounted for as financing obligations. For more information on these financing obligations see Note 13.
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
The components of lease expense were as follows:

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Operating lease cost (1)	$75,629	$57,325	$57,656
Finance lease cost:
Depreciation of lease assets	13,230	8,362	5,769
Interest on lease liabilities	17,015	10,724	7,678
Total finance lease cost	30,245	19,086	13,447
Total lease cost	$105,874	$76,411	$71,103

(1)     Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 28
(In thousands)	Classification	2022	2021
Assets:
Operating lease assets	Operating lease assets	$537,357	$431,652
Finance lease assets	Property and equipment, net (1)	127,183	109,665
Total lease assets		$664,540	$541,317
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$44,197	$30,953
Finance leases	Accrued expenses and other current liabilities	10,290	9,422
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	523,269	423,618
Finance leases	Other liabilities	145,179	120,094
Total lease liabilities		$722,935	$584,087

(1)     Finance lease assets are recorded net of accumulated depreciation of $30.7 million as of February 28, 2022 and $17.5 million as of February 28, 2021.

Lease term and discount rate information related to leases was as follows:

	As of February 28
Lease Term and Discount Rate	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	17.31	19.37
Finance leases	12.42	13.56

Weighted Average Discount Rate
Operating leases	4.80%	5.36%
Finance leases	14.35%	15.09%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,371	$56,762	$57,145
Operating cash flows from finance leases	$11,194	$8,517	$4,027
Financing cash flows from finance leases	$11,923	$7,424	$4,151

Lease assets obtained in exchange for lease obligations:
Operating leases	$50,911	$14,010	$27,136
Finance leases	$32,052	$45,857	$53,111

Maturities of lease liabilities were as follows:

	As of February 28, 2022
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2023	$70,500	$26,474
Fiscal 2024	69,983	32,059
Fiscal 2025	69,475	28,830
Fiscal 2026	63,946	29,778
Fiscal 2027	57,050	25,427
Thereafter	571,431	191,876
Total lease payments	902,385	334,444
Less: interest	(334,919)	(178,975)
Present value of lease liabilities	$567,466	$155,469

(1) Lease payments exclude $43.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

18.SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2022	2021	2020
Cash paid for interest	$91,686	$86,437	$85,607
Cash paid for income taxes	$373,234	$247,748	$286,008
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$14,837	$(25,595)	$3,840
Increase in financing obligations	$—	$4,726	$48,942
See Note 17 for supplemental cash flow information related to leases.

19.COMMITMENTS AND CONTINGENCIES
(A)Litigation
On October 31, 2017, Joshua Sabanovich v. CarMax Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Stanislaus asserting wage and hour claims with respect to CarMax sales consultants and non-exempt employees in California. The asserted claims included failure to pay minimum wage; provide meal periods and rest breaks; pay statutory/contractual wages; reimburse for work-related expenses and provide accurate itemized wage statements; unfair competition; and Private Attorneys General Act (“PAGA”) claims. The Sabanovich lawsuit sought unspecified damages, restitution, statutory penalties, interest, cost and attorneys’ fees. The parties have reached a settlement resolving Sabanovich’s individual arbitration claims and PAGA claim, which did not have a material adverse effect on our financial condition, results of operations or cash flows.

CarMax entities are defendants in three proceedings asserting wage and hour claims with respect to non-exempt CarMax employees in California. The asserted claims include failure to provide meal periods and rest breaks; pay statutory or contractual wages; reimburse for work-related expenses; and PAGA claims. On July 9, 2021, Daniel Bendure v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of San Bernardino. The Bendure lawsuit seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. Bendure subsequently decided not to proceed with an individual or putative class claim, but rather filed and served a PAGA-only complaint in the Superior Court of California for the County of San Bernardino on December 7, 2021, based on the same allegations pled in the original complaint. CarMax filed a motion to compel arbitration. The Court has stayed all discovery until after it rules on CarMax’s motion to compel arbitration. On August 12, 2021, Jordon Miller v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Riverside. The Miller lawsuit also seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. CarMax removed the action to the U.S. District Court for the Central District of California. The parties are waiting for the Central District to either grant or deny Miller’s motion to remand to state court. Miller also filed a separate action in the California Superior Court for the County of Riverside for wrongful termination and related claims. The Superior Court recently entered a stipulation to stay the wrongful termination case while the parties proceed through arbitration on these claims. On August 3, 2021, Charles Walker filed a notice with the California Labor Workforce Development Agency, which is a prerequisite to filing a PAGA action in court. Walker filed his lawsuit on March 29, 2022. We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in these matters.
The company was a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan and Ford related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2018.  On April 15, 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. On January 27, 2022, CarMax received $3.8 million in net recoveries from the Ford settlement funds.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $18.5 million as of February 28, 2022 and $15.2 million as of February 28, 2021, and is included in accrued expenses and other current liabilities.
At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2022, we have material purchase obligations of $200.9 million, of which $108.0 million are expected to be fulfilled in fiscal 2023.

20.SEGMENT INFORMATION
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

Segment Information

	Year Ended February 28, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$31,798,596	$101,816	$—	$31,900,412
Intersegment sales and operating revenues	—	22,169	(22,169)	—
Total sales and operating revenues	$31,798,596	$123,985	$(22,169)	$31,900,412
Depreciation and amortization (1)	$840	$7,492	$—	$8,332
Gross profit	$3,207,946	$84,803	$(5,207)	$3,287,542
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				801,507
Selling, general and administrative expenses				(2,325,220)
Depreciation and amortization (2)				(211,956)
Interest expense				(94,095)
Other income (expense)				34,568
Earnings before income taxes				$1,492,346

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
As of February 28, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
“Management’s Annual Report on Internal Control over Financial Reporting” is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
With the exception of the information incorporated by reference from our 2022 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2022 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2022 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2022 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2022 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2022 Proxy Statement.  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2022 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the subsection titled “CarMax Share Ownership” in our 2022 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2022 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2022 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2022 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2022 Proxy Statement.
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

3.Exhibits:

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as amended and restated April 28, 2020, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed May 1, 2020 (File No. 1-31420), is incorporated by this reference.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference.

10.1	CarMax, Inc. Severance Agreement for Executive Officer, dated September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.2	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.3	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420) is incorporated by this reference. *

10.4	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.5	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420) is incorporated by this reference. *

10.6	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420) is incorporated by this reference. *

10.7	CarMax, Inc. Severance Agreement for Executive Officer, dated April 1, 2017, between CarMax, Inc. and Diane L. Cafritz, filed herewith. *

10.8	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2017, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference. *

10.10	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.11	CarMax, Inc. Non-Employee Directors Stock Incentive Plan, as amended and restated June 24, 2008, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1‑31420), is incorporated by this reference. *

10.12	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.13	CarMax, Inc. Annual Performance-Based Bonus Plan, as amended and restated June 25, 2012, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed June 29, 2012 (File No. 1-31420), is incorporated by this reference. *

10.14	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated June 1, 2021, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed June 28, 2021 (File No. 1-31420), is incorporated by this reference.

10.15	Credit Agreement, dated August 24, 2015, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed August 26, 2015 (File No. 1-31420), is incorporated by this reference.

10.16	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.17	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.18	Amended Notice of Market Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.5 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.19	Amended Notice of Stock Option Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.6 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.20	Amended Notice of Performance Stock Unit Grant between CarMax, Inc. and Thomas J. Folliard, dated August 31, 2016, filed as Exhibit 10.7 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by reference. *

10.21	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.23	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.24	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.25	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.26	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.27	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.28	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.29	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.30	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 27, 2014, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed January 31, 2014 (File No. 1-31420), is incorporated by reference. *

10.31	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.32	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.33	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.34	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.35	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 18, 2010, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 22, 2010 (File No. 1-31420), is incorporated by this reference. *

10.36	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 1, 2009, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2009 (File No. 1-31420), is incorporated by this reference. *

10.37	Form of Directors Stock Option Grant Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed July 10, 2008 (File No. 1-31420), is incorporated by this reference. *

10.38	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed April 25, 2008 (File No. 1-31420), is incorporated by this reference. *

10.39	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed October 20, 2006 (File No. 1-31420), is incorporated by this reference. *

10.40	Form of Incentive Award Agreement between CarMax, Inc. and certain named executive officers, filed as Exhibit 10.16 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.41	Form of Incentive Award Agreement between CarMax, Inc. and certain executive officers, filed as Exhibit 10.17 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.42	Form of Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.18 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.43	Form of Amendment to Incentive Award Agreement between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.19 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.44	Form of Stock Grant Notice Letter from CarMax, Inc. to certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.20 to CarMax’s Annual Report on Form 10-K, filed May 13, 2005 (File No. 1-31420), is incorporated by this reference. *

10.45	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.46	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.47	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.48	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.49	CarMax, Inc. Severance Agreement for Executive Officer, dated April 23, 2017, between CarMax, Inc. and James Lyski, filed as Exhibit 10.51 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.50
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

10.52
Credit Agreement, dated as of June 7, 2019, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 11, 2019 (File No. 1-31420), is incorporated by this reference.

10.53	First Amendment to Credit Agreement, dated June 7, 2019, among CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed herewith.

10.54	Second Amendment to Credit Agreement, dated June 7, 2019, among CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed herewith.

10.55	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.56	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.57	Consulting Agreement, dated August 3, 2021, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 1, 2021 (File No. 1-31420), is incorporated by this reference. *

10.58	Consulting Agreement, dated September 29, 2021, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 1, 2021 (File No. 1-31420), is incorporated by this reference. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ ENRIQUE N. MAYOR-MORA
	William D. Nash		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	April 14, 2022		April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 14, 2022	April 14, 2022

/s/ ENRIQUE N. MAYOR-MORA	/s/ ROBERT J. HOMBACH *
Enrique N. Mayor-Mora	Robert J. Hombach
Senior Vice President and Chief Financial Officer	Director
April 14, 2022	April 14, 2022

/s/ JILL A. LIVESAY	/s/ DAVID W. MCCREIGHT *
Jill A. Livesay	David W. McCreight
Vice President and Chief Accounting Officer	Director
April 14, 2022	April 14, 2022

/s/ PETER J. BENSEN *	/s/ MARK F. O’NEIL *
Peter J. Bensen	Mark F. O’Neil
Director	Director
April 14, 2022	April 14, 2022

/s/ RONALD E. BLAYLOCK *	/s/ PIETRO SATRIANO *
Ronald E. Blaylock	Pietro Satriano
Director	Director
April 14, 2022	April 14, 2022

/s/ SONA CHAWLA *	/s/ MARCELLA SHINDER *
Sona Chawla	Marcella Shinder
Director	Director
April 14, 2022	April 14, 2022

/s/ THOMAS J. FOLLIARD *	/s/ MITCHELL D. STEENROD *
Thomas J. Folliard	Mitchell D. Steenrod
Director	Director
April 14, 2022	April 14, 2022

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors of the company are included as Exhibit 24.1.