Form 10-Q
period 2022-05-31
CARMAX INC
filed 2022-06-27
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 23, 2022
Common Stock, par value $0.50	159,165,992

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2022 and 2021	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2022 and 2021	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2022 and February 28, 2022	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2022 and 2021	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2022 and 2021	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 6.	Exhibits	51

SIGNATURES			52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2022	%(1)	2021	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$7,014,490	75.3	$6,157,344	80.0
Wholesale vehicle sales	2,116,517	22.7	1,374,357	17.9
Other sales and revenues	180,614	1.9	165,898	2.2
NET SALES AND OPERATING REVENUES	9,311,621	100.0	7,697,599	100.0
COST OF SALES:
Used vehicle cost of sales	6,451,010	69.3	5,560,337	72.2
Wholesale vehicle cost of sales	1,924,850	20.7	1,188,513	15.4
Other cost of sales	60,370	0.6	24,240	0.3
TOTAL COST OF SALES	8,436,230	90.6	6,773,090	88.0
GROSS PROFIT	875,391	9.4	924,509	12.0
CARMAX AUTO FINANCE INCOME	204,473	2.2	241,731	3.1
Selling, general and administrative expenses	656,740	7.1	554,069	7.2
Depreciation and amortization	55,648	0.6	49,890	0.6
Interest expense	28,775	0.3	20,534	0.3
Other expense (income)	2,099	—	(25,577)	(0.3)
Earnings before income taxes	336,602	3.6	567,324	7.4
Income tax provision	84,337	0.9	130,568	1.7
NET EARNINGS	$252,265	2.7	$436,756	5.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	160,298		163,151
Diluted	161,798		166,295
NET EARNINGS PER SHARE:
Basic	$1.57		$2.68
Diluted	$1.56		$2.63

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2022	2021
NET EARNINGS	$252,265	$436,756
Other comprehensive income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	481	659
Net change in cash flow hedge unrecognized gains	51,833	2,278
Other comprehensive income, net of taxes	52,314	2,937
TOTAL COMPREHENSIVE INCOME	$304,579	$439,693

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,313	$102,716
Restricted cash from collections on auto loans receivable	531,344	548,099
Accounts receivable, net	610,587	560,984
Inventory	4,691,085	5,124,569
Other current assets	189,638	212,922
TOTAL CURRENT ASSETS	6,117,967	6,549,290
Auto loans receivable, net of allowance for loan losses of $458,214 and $433,030 as of May 31, 2022 and February 28, 2022, respectively	15,672,605	15,289,701
Property and equipment, net of accumulated depreciation of $1,493,660 and $1,437,548 as of May 31, 2022 and February 28, 2022, respectively	3,258,614	3,209,068
Deferred income taxes	91,305	120,931
Operating lease assets	533,355	537,357
Goodwill	141,258	141,258
Other assets	523,590	490,659
TOTAL ASSETS	$26,338,694	$26,338,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,066,922	$937,717
Accrued expenses and other current liabilities	489,619	533,271
Accrued income taxes	18,365	—
Current portion of operating lease liabilities	44,384	44,197
Current portion of long-term debt	111,517	11,203
Current portion of non-recourse notes payable	520,944	521,069
TOTAL CURRENT LIABILITIES	2,251,751	2,047,457
Long-term debt, excluding current portion	2,569,751	3,255,304
Non-recourse notes payable, excluding current portion	15,218,229	14,919,715
Operating lease liabilities, excluding current portion	519,818	523,269
Other liabilities	378,508	357,080
TOTAL LIABILITIES	20,938,057	21,102,825

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 159,613,860 and 161,053,983 shares issued and outstanding as of May 31, 2022 and February 28, 2022, respectively	79,807	80,527
Capital in excess of par value	1,678,172	1,677,268
Accumulated other comprehensive income (loss)	5,892	(46,422)
Retained earnings	3,636,766	3,524,066
TOTAL SHAREHOLDERS’ EQUITY	5,400,637	5,235,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,338,694	$26,338,264

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net earnings	$252,265	$436,756
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	70,473	62,356
Share-based compensation expense	22,443	41,074
Provision for loan losses	57,840	(24,375)
Provision for cancellation reserves	31,719	34,128
Deferred income tax provision	11,561	24,751
Other	5,342	(21,037)
Net (increase) decrease in:
Accounts receivable, net	(49,603)	(174,149)
Inventory	433,484	(91,690)
Other current assets	73,315	(9,873)
Auto loans receivable, net	(440,744)	(644,850)
Other assets	(15,154)	(2,853)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	105,445	315,784
Other liabilities	(27,434)	(57,905)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	530,952	(111,883)
INVESTING ACTIVITIES:
Capital expenditures	(94,808)	(59,145)
Proceeds from sale of business	—	617
Purchases of investments	(4,380)	(4,701)
Sales and returns of investments	150	86
NET CASH USED IN INVESTING ACTIVITIES	(99,038)	(63,143)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	1,043,100	388,600
Payments on long-term debt	(1,629,024)	(391,235)
Cash paid for debt issuance costs	(3,940)	(3,910)
Payments on finance lease obligations	(2,925)	(2,789)
Issuances of non-recourse notes payable	3,569,605	3,610,819
Payments on non-recourse notes payable	(3,272,242)	(3,014,131)
Repurchase and retirement of common stock	(162,974)	(133,838)
Equity issuances	3,443	21,589
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(454,957)	475,105
(Decrease) increase in cash, cash equivalents, and restricted cash	(23,043)	300,079
Cash, cash equivalents, and restricted cash at beginning of year	803,618	771,947
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$780,575	$1,072,026

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$95,313	$377,954
Restricted cash from collections on auto loans receivable	531,344	549,578
Restricted cash included in other assets	153,918	144,494
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$780,575	$1,072,026

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2022
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	252,265	—	252,265
Other comprehensive income	—	—	—	—	52,314	52,314
Share-based compensation expense	—	—	21,594	—	—	21,594
Repurchases of common stock	(1,644)	(822)	(17,207)	(139,565)	—	(157,594)
Exercise of common stock options	49	24	3,418	—	—	3,442
Stock incentive plans, net shares issued	155	78	(6,901)	—	—	(6,823)
Balance as of May 31, 2022	159,614	$79,807	$1,678,172	$3,636,766	$5,892	$5,400,637

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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through express pickup, available nationwide, or home delivery, available to most customers. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022 (the “2022 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2022 Annual Report.

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

Recent Accounting Pronouncements.
Adopted in the Current Period
In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. We adopted this pronouncement for our fiscal year beginning March 1, 2022, and it did not have a material effect on our consolidated financial statements.

In July 2021, the FASB issued an accounting pronouncement (ASU 2021-05) related to accounting for sales-type leases with variable lease payments. This pronouncement is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2022, and it did not have a material effect on our consolidated financial statements.

In November 2021, the FASB issued an accounting pronouncement (ASU 2021-10) related to government assistance disclosures. The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. We adopted this pronouncement for our fiscal year beginning March 1, 2022, and it did not have a material effect on our consolidated financial statements.

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

In January 2020, we acquired a minority stake in Edmunds for $50 million. The noncontrolling equity investment in Edmunds was remeasured at a fair value of $60.2 million prior to the acquisition of the remaining ownership stake on June 1, 2021, which resulted in the recognition of a gain of $8.7 million. The gain was included in other income in the consolidated statements of earnings for the second quarter of fiscal 2022.

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

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2022	2021
Used vehicle sales	$7,014.5	$6,157.3
Wholesale vehicle sales	2,116.5	1,374.4
Other sales and revenues:
Extended protection plan revenues	116.5	134.2
Third-party finance income/(fees), net	3.4	(4.6)
Advertising & subscription revenues (1)	34.4	—
Service revenues	21.9	22.2
Other	4.4	14.1
Total other sales and revenues	180.6	165.9
Total net sales and operating revenues	$9,311.6	$7,697.6

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of May 31, 2022 and February 28, 2022, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$346.7	8.8	$310.3	8.8
Interest expense	(48.8)	(1.2)	(65.8)	(1.9)
Total interest margin	297.9	7.5	244.5	6.9
Provision for loan losses	(57.8)	(1.5)	24.4	0.7
Total interest margin after provision for loan losses	240.1	6.1	268.9	7.6
Direct expenses:
Payroll and fringe benefit expense	(14.7)	(0.4)	(12.6)	(0.4)
Depreciation and amortization	(3.8)	(0.1)	(0.2)	—
Other direct expenses	(17.1)	(0.4)	(14.4)	(0.4)
Total direct expenses	(35.6)	(0.9)	(27.2)	(0.8)
CarMax Auto Finance income	$204.5	5.2	$241.7	6.8

Total average managed receivables	$15,817.0		$14,148.7

(1)     Annualized percentage of total average managed receivables.

5. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $15.76 billion as of May 31, 2022, and $15.47 billion as of February 28, 2022. See Note 10 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of May 31	As of February 28
(In millions)	2022	2022
Asset-backed term funding	$11,613.3	$11,653.8
Warehouse facilities	3,629.9	3,291.9
Overcollateralization (1)	565.1	489.1
Other managed receivables (2)	243.7	217.5
Total ending managed receivables	16,052.0	15,652.3
Accrued interest and fees	78.1	67.3
Other	0.7	3.1
Less: allowance for loan losses	(458.2)	(433.0)
Auto loans receivable, net	$15,672.6	$15,289.7

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

Ending Managed Receivables by Major Credit Grade

	As of May 31, 2022
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$1,192.3	$3,447.1	$1,584.2	$1,088.7	$463.0	$158.3	$7,933.6	49.4
B	869.9	2,495.0	1,139.0	743.6	393.8	183.0	5,824.3	36.3
C and other	240.7	823.7	440.2	255.9	131.0	75.5	1,967.0	12.3
Total core managed receivables	2,302.9	6,765.8	3,163.4	2,088.2	987.8	416.8	15,724.9	98.0
Other managed receivables (4):
C and other	81.2	161.6	21.3	30.6	21.1	11.3	327.1	2.0
Total ending managed receivables	$2,384.1	$6,927.4	$3,184.7	$2,118.8	$1,008.9	$428.1	$16,052.0	100.0

	As of February 28, 2022
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
Core managed receivables (3):
A	$3,885.5	$1,788.3	$1,266.1	$574.1	$203.4	$32.3	$7,749.7	49.5
B	2,795.2	1,288.5	857.7	473.1	205.2	50.4	5,670.1	36.2
C and other	919.1	496.2	294.8	156.7	73.8	29.6	1,970.2	12.6
Total core managed receivables	7,599.8	3,573.0	2,418.6	1,203.9	482.4	112.3	15,390.0	98.3
Other managed receivables (4):
C and other	165.2	23.9	34.7	23.8	10.0	4.7	262.3	1.7
Total ending managed receivables	$7,765.0	$3,596.9	$2,453.3	$1,227.7	$492.4	$117.0	$15,652.3	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at May 31, 2022 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.

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

Allowance for Loan Losses

	Three Months Ended May 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77
Charge-offs	(61.4)	(6.8)	(68.2)
Recoveries	33.1	2.5	35.6
Provision for loan losses	41.2	16.6	57.8
Balance as of end of period	$390.4	$67.8	$458.2	2.85

	Three Months Ended May 31, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$379.4	$31.7	$411.1	2.97
Charge-offs	(38.7)	(3.1)	(41.8)
Recoveries	32.2	2.4	34.6
Provision for loan losses	(24.8)	0.4	(24.4)
Balance as of end of period	$348.1	$31.4	$379.5	2.62

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

The allowance for loan losses increased $25.2 million from the prior quarter, primarily reflecting growth in receivables. During the quarter, the previously disclosed expansion of our Tier 2 and Tier 3 originations within CAF's portfolio resulted in a 5 basis point increase in the allowance as a percent of total ending managed receivables from the prior quarter. Loss performance was relatively consistent with the prior quarter. As a result, we determined that the quantitative loss rates should be kept consistent with the end of fiscal 2022. The allowance for loan losses as of May 31, 2022 reflects the historical loss performance experienced prior to the pandemic as well as increases for our Tier 3 expansion and growing Tier 2 portfolio.

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

Past Due Receivables

	As of May 31, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,901.3	$5,549.2	$1,692.5	$15,143.0	$256.7	$15,399.7	95.94
Delinquent loans:
31-60 days past due	21.6	175.6	162.8	360.0	40.9	400.9	2.50
61-90 days past due	8.1	79.5	91.4	179.0	23.9	202.9	1.26
Greater than 90 days past due	2.6	20.0	20.3	42.9	5.6	48.5	0.30
Total past due	32.3	275.1	274.5	581.9	70.4	652.3	4.06
Total ending managed receivables	$7,933.6	$5,824.3	$1,967.0	$15,724.9	$327.1	$16,052.0	100.00

	As of February 28, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,711.9	$5,401.3	$1,702.7	$14,815.9	$206.4	$15,022.3	95.98
Delinquent loans:
31-60 days past due	25.4	173.3	160.4	359.1	33.0	392.1	2.50
61-90 days past due	9.2	75.6	85.2	170.0	19.1	189.1	1.21
Greater than 90 days past due	3.2	19.9	21.9	45.0	3.8	48.8	0.31
Total past due	37.8	268.8	267.5	574.1	55.9	630.0	4.02
Total ending managed receivables	$7,749.7	$5,670.1	$1,970.2	$15,390.0	$262.3	$15,652.3	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (loss) (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $26.2 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2022, we recognized income of $9.2 million in CAF income representing these changes in fair value.

As of May 31, 2022 and February 28, 2022, we had interest rate swaps outstanding with a combined notional amount of $4.11 billion and $3.64 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2022 and February 28, 2022, we had interest rate swaps with a combined notional amount of $995.5 million and $578.3 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$687,599	$—	$687,599
Mutual fund investments	24,593	—	24,593
Derivative instruments designated as hedges	—	70,215	70,215
Derivative instruments not designated as hedges	—	18,546	18,546
Total assets at fair value	$712,192	$88,761	$800,953

Percent of total assets at fair value	88.9%	11.1%	100.0%
Percent of total assets	2.7%	0.3%	3.0%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,518)	$(1,518)
Total liabilities at fair value	$—	$(1,518)	$(1,518)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$701,865	$—	$701,865
Mutual fund investments	24,022	—	24,022
Derivative instruments designated as hedges	—	39,452	39,452
Derivative instruments not designated as hedges	—	9,339	9,339
Total assets at fair value	$725,887	$48,791	$774,678

Percent of total assets at fair value	93.7%	6.3%	100.0%
Percent of total assets	2.8%	0.2%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,379)	$(1,379)
Total liabilities at fair value	$—	$(1,379)	$(1,379)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2022 and February 28, 2022, respectively, are as follows:

(In thousands)	As of May 31, 2022	As of February 28, 2022
Carrying value	$500,000	$500,000
Fair value	$491,085	$517,396

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2022	2021
Balance as of beginning of period	$144.7	$124.5
Cancellations	(27.7)	(20.2)
Provision for future cancellations	31.7	34.1
Balance as of end of period	$148.7	$138.4

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2022 and February 28, 2022, the current portion of cancellation reserves was $81.0 million and $78.7 million, respectively.

9. Income Taxes

We had $25.4 million of gross unrecognized tax benefits as of May 31, 2022, and $24.8 million as of February 28, 2022.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2022.

10. Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$660,500	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,388	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,414	524,766
Non-recourse notes payable	Various dates through October 2028	15,764,161	15,466,799
Total debt		18,446,463	18,734,417
Less: current portion		(632,461)	(532,272)
Less: unamortized debt issuance costs		(26,022)	(27,126)
Long-term debt, net		$17,787,980	$18,175,019

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of May 31, 2022, the unused capacity of $1.34 billion was fully available to us.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 1.70% as of May 31, 2022, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes. Borrowings under our unsecured senior notes totaling $500 million are available for working capital and general corporate purposes. The 3.86% senior note matures in April 2023 and is therefore classified as current. The remaining notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through October 2028, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of May 31, 2022 are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2022 expiration	$2.30
December 2022 expiration	0.25
February 2023 expiration	2.85
Combined warehouse facility limit	$5.40
Unused capacity	$1.77

Non-recourse notes payable outstanding:
Warehouse facilities	$3.63
Asset-backed term funding transactions	12.13
Non-recourse notes payable	$15.76

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2022 and 2021, we capitalized interest of $0.8 million and $1.9 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of May 31, 2022, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11. Stock and Stock-Based Incentive Plans

(A) Share Repurchase Program
In April 2022, our board of directors (“board”) increased our share repurchase authorization by $2.0 billion. As of May 31, 2022, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.6 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended
	May 31
	2022	2021
Number of shares repurchased (in thousands)	1,644.4	997.6
Average cost per share	$95.83	$124.83
Available for repurchase, as of end of period (in millions)	$2,616.9	$1,211.5

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

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units. Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and/or restricted stock awards. Nonemployee directors generally receive stock-settled deferred stock units. Excluding stock grants and stock-settled deferred stock units, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

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

Cash-Settled Restricted Stock Units. Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted. For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period. For RSUs granted during or after fiscal 2021, conversion generally occurs annually or in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date. The initial grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units. Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2020, fiscal 2022 and fiscal 2023 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board of directors at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum

25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.

For the first-year and third-year periods of the fiscal 2020 awards and the first-year of the fiscal 2022 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified performance adjustment factors of 117%, 200% and 200%, respectively. For the second-year period of the fiscal 2020 awards, the performance goals included quantitative and qualitative metrics including covenant compliance, market share and COVID-19 recovery; the board certified a performance adjustment factor of 100%.

For the second-year period of the fiscal 2022 awards and the first-year period of the fiscal 2023 awards, the performance targets are based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies and market share. For the third-year period of the fiscal 2022 awards and the second- and third-year periods of the fiscal 2023 awards, the remaining awarded 48,658 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels have not been set. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. PSUs do not have voting rights. No PSUs were awarded in fiscal 2021. As of May 31, 2022, 43,364 granted units were outstanding at a weighted average grant date fair value per share of $109.02.

Stock-Settled Deferred Stock Units. Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2022, 69,288 units were outstanding at a weighted average grant date fair value of $92.82.

Restricted Stock Awards. Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2022, there were 24,171 shares outstanding at a grant date value of $119.96.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2022	2021
Cost of sales	$240	$1,729
CarMax Auto Finance income	708	1,708
Selling, general and administrative expenses	22,236	38,420
Share-based compensation expense, before income taxes	$23,184	$41,857

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2022	2021
Nonqualified stock options	$11,212	$11,821
Cash-settled restricted stock units (RSUs)	849	20,972
Stock-settled market stock units (MSUs)	5,347	4,845
Other share-based incentives:
Stock-settled performance stock units (PSUs)	4,691	3,394
Restricted stock (RSAs)	344	42
Employee stock purchase plan	741	783
Total other share-based incentives	$5,776	$4,219
Share-based compensation expense, before income taxes	$23,184	$41,857

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2022
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$76.8	2.4
Stock-settled market stock units	24.5	1.8
Other share-based incentives:
Stock-settled performance stock units	4.4	2.3
Restricted stock	1.4	1.0
Total other share-based incentives	5.8	2.0
Total	$107.1	2.2

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2022 or 2021.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2022	5,796	$79.66
Options granted	1,264	$91.14
Options exercised	(49)	$70.25
Options forfeited or expired	(39)	$95.00
Outstanding as of May 31, 2022	6,972	$81.72	4.5	$155,771

Exercisable as of May 31, 2022	4,134	$72.55	3.5	$120,988

Stock Option Information

	Three Months Ended May 31
	2022	2021
Options granted	1,263,797	917,455
Weighted average grant date fair value per share	$33.32	$42.33
Cash received from options exercised (in millions)	$3.4	$21.6
Intrinsic value of options exercised (in millions)	$1.2	$28.0
Realized tax benefits (in millions)	$0.3	$6.9

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2022			2021
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	38.7%	-	45.4%	31.8%	-	37.0%
Weighted average expected volatility			39.4%			36.2%
Risk-free interest rate (2)	0.4%	-	3.0%	—%	-	1.3%
Expected term (in years) (3)			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2022	1,163	$93.37
Stock units granted	660	$91.14
Stock units vested and converted	(734)	$85.33
Stock units cancelled	(23)	$98.56
Outstanding as of May 31, 2022	1,066	$97.42

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2022	2021
Stock units granted	660,085	361,115
Initial weighted average grant date fair value per share	$91.14	$136.94
Payments (before payroll tax withholdings) upon vesting (in millions)	$65.2	$89.8
Realized tax benefits (in millions)	$15.9	$24.6

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2022
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2024	$31,010	$82,692
Fiscal 2025	23,209	61,890
Fiscal 2026	12,724	33,930
Total expected cash settlements	$66,943	$178,512

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2022	393	$112.17
Stock units granted	132	$126.59
Stock units vested and converted	(119)	$98.43
Stock units cancelled	(5)	$124.75
Outstanding as of May 31, 2022	401	$120.80

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2022	2021
Stock units granted	131,701	80,910
Weighted average grant date fair value per share	$126.59	$178.31
Realized tax benefits (in millions)	$3.0	$10.9

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2022	2021
Net earnings	$252,265	$436,756

Weighted average common shares outstanding	160,298	163,151
Dilutive potential common shares:
Stock options	1,178	2,529
Stock-settled stock units and awards	322	615
Weighted average common shares and dilutive potential common shares	161,798	166,295

Basic net earnings per share	$1.57	$2.68
Diluted net earnings per share	$1.56	$2.63

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2022 and 2021, options to purchase 1,344,783 shares and 289,140 shares of common stock, respectively, were not included.

13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income (Loss)
Balance as of February 28, 2022	$(73,001)	$26,579	$(46,422)
Other comprehensive income before reclassifications	—	52,055	52,055
Amounts reclassified from accumulated other comprehensive income (loss)	481	(222)	259
Other comprehensive income	481	51,833	52,314
Balance as of May 31, 2022	$(72,520)	$78,412	$5,892

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended May 31
(In thousands)	2022	2021
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$265	$357
CarMax Auto Finance income	16	22
Selling, general and administrative expenses	355	489
Total amortization reclassifications recognized in net pension expense	636	868
Tax expense	(155)	(209)
Amortization reclassifications recognized in net pension expense, net of tax	481	659
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	481	659

Cash Flow Hedges (Note 6):
Changes in fair value	70,042	(2,006)
Tax (expense) benefit	(17,987)	528
Changes in fair value, net of tax	52,055	(1,478)
Reclassifications to CarMax Auto Finance income	(299)	5,098
Tax benefit (expense)	77	(1,342)
Reclassification of hedge gains (losses), net of tax	(222)	3,756
Net change in cash flow hedge unrecognized gains, net of tax	51,833	2,278
Total other comprehensive income, net of tax	$52,314	$2,937

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $3.9 million as of May 31, 2022 and $14.2 million as of February 28, 2022.

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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2022	2021
Operating lease cost (1)	$23,020	$14,352
Finance lease cost:
Depreciation of lease assets	3,494	3,142
Interest on lease liabilities	4,930	4,107
Total finance lease cost	8,424	7,249
Total lease cost	$31,444	$21,601

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 28
(In thousands)	Classification	2022	2022
Assets:
Operating lease assets	Operating lease assets	$533,355	$537,357
Finance lease assets	Property and equipment, net (1)	141,463	127,183
Total lease assets		$674,818	$664,540
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$44,384	$44,197
Finance leases	Accrued expenses and other current liabilities	12,327	10,290
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	519,818	523,269
Finance leases	Other liabilities	158,988	145,179
Total lease liabilities		$735,517	$722,935

(1)    Finance lease assets are recorded net of accumulated depreciation of $34.2 million as of May 31, 2022 and $30.7 million as of February 28, 2022.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 28
Lease Term and Discount Rate	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	17.11	17.31
Finance leases	11.58	12.42

Weighted Average Discount Rate
Operating leases	4.80%	4.80%
Finance leases	14.56%	14.35%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,282	$13,911
Operating cash flows from finance leases	$3,935	$2,699
Financing cash flows from finance leases	$2,925	$2,788

Lease assets obtained in exchange for lease obligations:
Operating leases	$7,871	$30,078
Finance leases	$17,776	$10,107

Maturities of lease liabilities were as follows:

	As of May 31, 2022
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2023, remaining	$53,792	$22,854
Fiscal 2024	71,516	36,850
Fiscal 2025	71,070	33,815
Fiscal 2026	65,566	34,875
Fiscal 2027	58,694	30,639
Thereafter	572,583	195,344
Total lease payments	893,221	354,377
Less: interest	(329,019)	(183,062)
Present value of lease liabilities	$564,202	$171,315
(1)    Lease payments exclude $28.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2022	2021
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(2,457)	$2,568

See Note 14 for supplemental cash flow information related to leases.

16. Contingent Liabilities

Litigation.  CarMax entities are defendants in three proceedings asserting wage and hour claims with respect to non-exempt CarMax employees in California. The asserted claims include failure to provide meal periods and rest breaks; pay statutory or contractual wages; reimburse for work-related expenses; and Private Attorneys General Act (“PAGA”) claims. On July 9, 2021, Daniel Bendure v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of San Bernardino. The Bendure lawsuit seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. Bendure subsequently decided not to proceed with an individual or putative class claim, but rather filed and served a PAGA-only complaint in the Superior Court of California for the County of San Bernardino on December 7, 2021, based on the same allegations pled in the original complaint. CarMax filed a motion to compel arbitration. The Court has stayed all discovery until after it rules on CarMax’s motion to compel arbitration. On August 12, 2021, Jordon Miller v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Riverside. The Miller lawsuit also seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. On August 3, 2021, Charles Walker filed a notice with the California Labor Workforce Development Agency, which is a prerequisite to filing a PAGA action in court. Walker filed his lawsuit on March 29, 2022.

On June 15, 2022, the United States Supreme Court issued its decision in Viking Cruise v. Moriana, holding that an individual who signs an arbitration agreement cannot circumvent that agreement by filing a related PAGA claim in court. In light of this decision, CarMax intends to move to compel arbitration of the individual PAGA claims noted above and will seek to dismiss any representative PAGA claims.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $26.6 million as of May 31, 2022, and $18.5 million as of February 28, 2022, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended May 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$9,277,236	$34,385	$—	$9,311,621
Intersegment sales and operating revenues	—	7,742	(7,742)	—
Total sales and operating revenues	$9,277,236	$42,127	$(7,742)	$9,311,621
Depreciation and amortization (1)	$312	$3,074	$—	$3,386
Gross profit	$849,290	$27,727	$(1,626)	$875,391
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				204,473
Selling, general and administrative expenses				(656,740)
Depreciation and amortization (2)				(55,648)
Interest expense				(28,775)
Other (expense) income				(2,099)
Earnings before income taxes				$336,602

(1)    Represents only the portion of depreciation and amortization recorded within Cost of sales, and thus included in the calculation of Gross profit.
(2)    Exclusive of depreciation and amortization recorded within Cost of sales.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 (“fiscal 2022”), as well as our consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both. Customers can choose to complete the car-buying experience in-person at one of our stores; or buy the car online and receive delivery through express pickup, available nationwide, or home delivery, available to most customers.

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

As of May 31, 2022, we operated 231 used car stores in 108 U.S. television markets. As of that date, wholesale auctions previously held at many of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 39.3% of our retail used vehicle unit sales in the first three months of fiscal 2023.  As of May 31, 2022, CAF serviced approximately 1.1 million customer accounts in its $16.05 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first three months of fiscal 2023 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2022	Change from Three Months Ended May 31, 2021
Income statement information
Net sales and operating revenues	$9,311.6	21.0%
Gross profit	$875.4	(5.3)%
CAF income	$204.5	(15.4)%
Selling, general and administrative expenses	$656.7	18.5%
Net earnings	$252.3	(42.2)%
Unit sales information
Used unit sales	240,950	(11.0)%
Change in used unit sales in comparable stores	(12.7)%	N/A
Wholesale unit sales	186,307	2.7%
Per unit information
Used gross profit per unit	$2,339	6.1%
Wholesale gross profit per unit	$1,029	0.4%
SG&A as a % of gross profit	75.0%	15.1%
Per share information
Net earnings per diluted share	$1.56	(40.7)%
Online sales metrics
Online retail sales (2)	11%	3%
Omni sales (3)	54%	(2)%
Revenue from online transactions (4)	31%	7%
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
(4)    Where applicable, amounts are net of intercompany eliminations. Revenue from online transactions is defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, wholesale sales where the winning bid was taken from an online bid and all revenue earned by Edmunds.

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

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given our continued strong business results, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. We recognize that there has been an accelerated shift in consumer buying behavior. Customers are seeking personalization, convenience and safety in how they shop for and buy a vehicle more than ever. Our omni-channel platform empowers customers to buy a car on their own terms, whether completely from home, in-store or through an integrated combination of online and in-store experiences. Our diversified business model, combined with our omni-channel experience, is a unique advantage in the used car industry that firmly positions us to continue growing our market share while creating shareholder value over the long-term.

We continue to focus our efforts on optimizing and enhancing the customer experience. During the first quarter of fiscal 2023, we enabled online self-progression for all of our retail customers. All customers are now eligible to complete an online retail sale independently if they choose. In the first quarter of fiscal 2023, online retail sales accounted for 11% of retail unit sales, consistent with the previous quarter and up from 8% in the prior year quarter. Omni sales represented approximately 54% of retail sales, down slightly from 55% in the previous quarter and 56% in the prior year quarter. Online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two.

Revenue from online transactions was $2.9 billion, or approximately 31% of net revenues in the first quarter of fiscal 2023, consistent with the previous quarter and up from 24% in the prior year quarter.

We purchased approximately 362,000 vehicles from consumers and dealers during the first quarter of fiscal 2023, up 6% from the prior year quarter. This includes approximately 17,000 vehicles through MaxOffer, our digital appraisal product for dealers. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. For the first quarter of fiscal 2023, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.

Nearly two-thirds of our finance customers start their financing process online. With our financing offer product in our online checkout process, eligible customers can apply and accept finance offers without needing the assistance of an associate to submit a credit application over the phone or in store. In addition, our finance based shopping capability, available to most customers, enables our customers to see personalized finance terms from multiple lenders across the full inventory of vehicles on our website. During the first quarter of fiscal 2023, we further enhanced this experience by testing additional capabilities, including enabling real-time decisioning as well as the ability for a customer to pre-qualify for financing with no impact to their credit score. These enhancements are currently available to approximately 25% of our online customers, and we anticipate scaling nationwide during the rest of the year.

Our investments in the near term will focus on our customer experience, vehicle acquisition and marketing. Our plans to grow vehicle acquisition include attracting new customers and pursuing partnerships as we expand our appraisal offerings to dealers. As we continue enhancing our online experience and offerings, we believe it is important to educate customers about our omni-channel platform and to differentiate and elevate our brand. For fiscal 2023, we expect our marketing spend per unit to be at least as much as fiscal 2022. We believe we are well positioned to continue gaining market share through our marketing strategies, which are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers.

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

For fiscal 2023, we would expect to require an increase beyond the 5% to 8% range of gross profit growth to lever SG&A as a percentage of gross profit. This is primarily driven by the timing of strategic investments and growth-related costs, as well as heightened inflationary pressures. While we expect to remain in investment mode over the next few years, we expect our leverage point to be lower after fiscal 2023.

We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. As a result, we have set the following long-term targets, which were disclosed in our Annual Report on Form 10-K for fiscal 2022:

•Sell between 2 million and 2.4 million vehicles through our combined retail and wholesale channels by fiscal 2026.
•Generate between $33 billion and $45 billion in revenue by fiscal 2026.
•Grow our nationwide share of the age 0- to 10 used vehicle market to more than 5% by the end of calendar 2025.

These ranges include our assessment of macroeconomic factors that could result in ongoing volatility in consumer demand.

In calendar 2021, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, an increase from 3.5% in calendar 2020. We estimate we sold approximately 4.9% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2021, an increase from 4.3% in 2020. Based on external data, we gained market share from January through April, the latest period for which title data is available. We believe we are well positioned to deliver profitable market share gains in any environment. Our strategy to increase our market share includes focusing on:

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
•Utilizing advertising to drive customer growth, educate customers about our omni-channel platform and to differentiate and elevate our brand.

As of May 31, 2022, we had used car stores located in 108 U.S. television markets, which covered approximately 86% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2023, we opened one store, and during the remainder of the fiscal year we plan to open nine stores.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

CRITICAL ACCOUNTING ESTIMATES

For information on critical accounting policies, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2022	2021	Change
Used vehicle sales	$7,014.5	$6,157.3	13.9%
Wholesale vehicle sales	2,116.5	1,374.4	54.0%
Other sales and revenues:
Extended protection plan revenues	116.5	134.2	(13.2)%
Third-party finance income/(fees), net	3.4	(4.6)	173.9%
Advertising & subscription revenues (1)	34.4	—	100.0%
Other	26.3	36.3	(27.3)%
Total other sales and revenues	180.6	165.9	8.9%
Total net sales and operating revenues	$9,311.6	$7,697.6	21.0%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 17 for further details.

UNIT SALES

	Three Months Ended May 31
	2022	2021	Change
Used vehicles	240,950	270,799	(11.0)%
Wholesale vehicles	186,307	181,389	2.7%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2022	2021	Change
Used vehicles	$28,844	$22,533	28.0%
Wholesale vehicles	$10,996	$7,266	51.3%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2022	2021
Used vehicle units	(12.7)%	99.1%
Used vehicle revenues	11.6%	120.6%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2022	2021
Used vehicle units	(11.0)%	100.6%
Used vehicle revenues	13.9%	121.0%

Wholesale vehicle units	2.7%	186.6%
Wholesale vehicle revenues	54.0%	300.9%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2022	2021
CAF (2)	43.3%	46.7%
Tier 2 (3)	25.2%	22.8%
Tier 3 (4)	7.1%	10.0%
Other (5)	24.4%	20.5%
Total	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2022	2021
Used car stores, beginning of period	230	220
Store openings	1	2
Used car stores, end of period	231	222

During the first three months of fiscal 2023, we opened one store, representing our entry into the New York metro market (Edison, NJ).

Used Vehicle Sales.  The 13.9% increase in used vehicle revenues in the first quarter of fiscal 2023 was primarily driven by a 28.0% increase in average retail selling price, partially offset by an 11.0% decrease in used unit sales. The decrease in used units included a 12.7% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 11% of used unit sales for the first quarter of fiscal 2023, compared with 8% for the first quarter of fiscal 2022.

During the first quarter of fiscal 2023, we believe a number of macroeconomic factors impacted our used unit sales performance, including the lapping of stimulus benefits paid in the prior year period, widespread inflationary pressures, including challenges to vehicle affordability, and declining consumer confidence. Comparable store used unit sales improved sequentially during the quarter from a double-digit decline in March to a low single-digit decline in May.

The increase in average retail selling price in the first quarter of fiscal 2023 reflected higher vehicle acquisition costs resulting from strong wholesale industry valuations.

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

The 54.0% increase in wholesale vehicle revenues in the first quarter of fiscal 2023 was primarily due to a 51.3% increase in average selling price as well as a 2.7% increase in unit sales. Wholesale volume was impacted by an unfavorable calendar shift in the quarter compared to the prior year quarter as well as our decision to shift units from wholesale to retail to meet consumer demand for lower priced vehicles. We estimate that without these two factors, our wholesale unit growth would have been above 10%. The increase in average selling price in the first quarter of fiscal 2023 was primarily due to increased acquisition costs resulting from continued strong industry valuations.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance income/(fees), advertising and subscription revenues earned by our Edmunds business, and other revenues, which are predominantly comprised of service department sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues increased 8.9% in the first quarter of fiscal 2023, reflecting the addition of Edmunds' revenue and an improvement in net third-party finance income, partially offset by a decrease in EPP revenue and a decline in new vehicle sales. Net third-party finance income improved as a result of lower Tier 3 originations. The decline in new car sales was driven by the divestiture of our remaining new car franchise in fiscal 2022. EPP revenues decreased 13.2%, reflecting the decline in our retail unit volume.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended May 31 (1)
(In millions)	2022	2021	Change
Used vehicle gross profit	$563.5	$597.0	(5.6)%
Wholesale vehicle gross profit	191.7	185.8	3.1%
Other gross profit	120.2	141.7	(15.1)%
Total	$875.4	$924.5	(5.3)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended May 31 (1)
	2022		2021
	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,339	8.0	$2,205	9.7
Wholesale vehicle gross profit	$1,029	9.1	$1,025	13.5
Other gross profit	$499	66.6	$523	85.4

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

We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers through our appraisal process.  Vehicles purchased directly from consumers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. In any given period, our gross profit may also be impacted by the age mix of vehicles sold, as older vehicles are generally more profitable. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to optimize unit sales and profitability while also maintaining a competitively priced inventory.

Used vehicle gross profit decreased 5.6% in the first quarter of fiscal 2023, driven by the 11.0% decrease in total used unit sales, partially offset by the $134 increase in used vehicle gross profit per unit. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.

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

Wholesale vehicle gross profit increased 3.1% in the first quarter of fiscal 2023, primarily driven by the 2.7% increase in wholesale unit sales.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance income/(fees), advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance income/(fees), as these represent revenues paid to us by certain third-party providers.  Third-party finance income is reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit decreased 15.1% in the first quarter of fiscal 2023, primarily driven by a decline in service department margins as well as a decrease in EPP revenues, as discussed above, partially offset by the addition of Edmunds' gross profit of $20.0 million and improvement in net third-party finance income, as discussed above. The $30.9 million decline in service department profits was driven by deleverage resulting from the decline in retail unit sales as well as inflationary pressure.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2022

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
20%
14%
10%
56%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2022	2021	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$345.3	$284.2	21.5%
Share-based compensation expense	22.2	38.4	(42.1)%
Total compensation and benefits (2)	$367.5	$322.6	13.9%
Occupancy costs	65.8	50.6	30.2%
Advertising expense	88.9	72.5	22.7%
Other overhead costs (3)	134.5	108.4	24.0%
Total SG&A expenses	$656.7	$554.1	18.5%
SG&A as % of gross profit	75.0%	59.9%	15.1%

(1)     Amounts are net of intercompany eliminations.
(2)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.
(3) Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, charitable contributions, travel and other administrative expenses.

SG&A expenses increased 18.5% in the first quarter of fiscal 2023. Factors contributing to the net increase include the following:
•$61.1 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and wage pressures as well as the inclusion of Edmunds in the current quarter.
•$26.1 million increase in other overhead costs, driven by investments to advance our technology platforms and support our strategic initiatives, as well as growth related costs.
•$16.4 million increase in advertising expense driven by our previously communicated investment in advertising spend as well as last year's lower level of spend in the first quarter given our tight inventory position and robust consumer demand.
•$16.2 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased to $28.8 million in the first quarter of fiscal 2023 compared with $20.5 million in the first quarter of fiscal 2022. The increase primarily reflected higher outstanding debt balances in the current quarter, including the $700 million term loan issued in October 2021 and a higher outstanding revolver balance, as well as higher interest rates.

Other Expense (Income). Other expense was $2.1 million in the first quarter of fiscal 2023 compared with income of $25.6 million in the first quarter of fiscal 2022. The decrease was primarily due to net gains on an equity investment recorded during fiscal 2022.

Income Taxes.  The effective income tax rate was 25.1% in the first quarter of fiscal 2023 versus 23.0% in the first quarter of fiscal 2022. The increase in the effective income tax rate was primarily driven by the difference in excess tax benefit related to settlements of share-based awards.

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

CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans in our core portfolio, which excludes Tier 2 and Tier 3 origination, with an underlying risk profile that we believe will, in the aggregate result in cumulative net losses in the 2% to 2.5% range (excluding CECL-required recovery costs) over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions (including the effects of COVID-19) and wholesale recovery rates.  Current period originations reflect current trends in both our retail sales and the CAF business, including the volume of loans originated, current interest rates charged to consumers, loan terms and average credit scores.  Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.

CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF targeted originating approximately 5% of the total Tier 3 loan volume. During the first quarter of fiscal 2022, we increased our Tier 3 loan volume beyond our target of 5% of total Tier 3 loan volume to 10% by the end of the first quarter of fiscal 2022. Additionally, in the second quarter of fiscal 2022, CAF began to originate loans in the Tier 2 space on a test basis. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$346.7	8.8	$310.3	8.8
Interest expense	(48.8)	(1.2)	(65.8)	(1.9)
Total interest margin	$297.9	7.5	$244.5	6.9
Provision for loan losses	$(57.8)	(1.5)	$24.4	0.7
CarMax Auto Finance income	$204.5	5.2	$241.7	6.8

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2022	2021
Net loans originated (in millions)	$2,446.8	$2,483.4
Vehicle units financed	94,663	118,363
Net penetration rate (1)	39.3%	43.7%
Weighted average contract rate	9.0%	9.0%
Weighted average credit score (2)	704	695
Weighted average loan-to-value (LTV) (3)	87.6%	90.2%
Weighted average term (in months)	66.3	66.3

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2022	2021
Total ending managed receivables	$16,052.0	$14,465.9
Total average managed receivables	$15,817.0	$14,148.7
Allowance for loan losses	$458.2	$379.5
Allowance for loan losses as a percentage of ending managed receivables	2.85%	2.62%
Net credit losses on managed receivables	$32.6	$7.2
Annualized net credit losses as a percentage of total average managed receivables	0.83%	0.21%
Past due accounts as a percentage of ending managed receivables	4.06%	2.10%
Average recovery rate (1)	73.7%	64.7%

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

•CAF Income (Decrease of $37.3 million, or 15.4% in the first quarter of fiscal 2023)
◦The decrease in CAF income for the first quarter of fiscal 2023 reflects a year-over-year swing in the provision for loan losses as discussed below.
◦The increase in the provision for loan losses was partially offset by increases in the total interest margin and average managed receivables.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $57.8 million in the first quarter of fiscal 2023 compared with income of $24.4 million in the first quarter of fiscal 2022.
◦The current quarter provision primarily reflected the expected lifetime losses on loans originated during the quarter, while the prior year quarter provision reflected the continued reduction of the reserve that was established at the start of the COVID-19 pandemic, reflecting favorable loan loss performance.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.85% as of May 31, 2022, compared with 2.62% as of May 31, 2021 and 2.77% as of February 28, 2022. The increase in the allowance percentage from February primarily reflected the effect of the previously disclosed expansion of Tier 2 and Tier 3 originations within CAF’s portfolio.

•Total Interest Margin (Increased to 7.5% in the first quarter of fiscal 2023 from 6.9% in the first quarter of fiscal 2022)
◦The increase in the total interest margin percentage was primarily the result of lower funding costs as well as a $9.2 million benefit related to swaps not designated as hedges for accounting purposes.

•Loan Origination and Performance
◦The decrease in net loan originations in the first quarter of fiscal 2023 resulted from a decrease in used unit sales and the net penetration rate, partially offset by an increase in the average amount financed.
◦CAF net penetration in the first quarter of fiscal 2023 declined from the prior year period, largely reflecting an increase in the mix of customers utilizing outside financing.
◦The weighted average contract rate for the first quarter of fiscal 2023 was consistent with the prior year at 9.0% but increased significantly from 8.2% in the prior quarter. This increase was primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The increase in past due accounts as a percentage of ending managed receivables for fiscal 2023 primarily reflected a return to pre-pandemic delinquency levels as well as impacts from our new system implementation in the prior year, which are expected to normalize during the current fiscal year.
◦The recovery rate in the first quarter of fiscal 2023 was above our historical range due to market appreciation.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of ten stores in fiscal 2023. During the first quarter of fiscal 2023, we entered the New York City metro market. We anticipate opening two more stores in this market in the second quarter, as well as in the next fiscal year. We currently estimate capital expenditures will total approximately $500 million in fiscal 2023, an increase from $308.5 million in fiscal 2022. The increase in planned capital spending in fiscal 2023 largely reflects long-term growth capacity initiatives for our auction, sales and production facilities in addition to continued investments in technology. We expect approximately 30% of our capital expenditures in fiscal 2023 will be focused on investments in technology.

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

Our current capital allocation strategy is to focus on our core business, including investing in digital capabilities and the strategic expansion of our store footprint, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. Given our continued strong business results, the strength of the credit markets and our solid balance sheet, we believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was at the middle of our targeted range for the first quarter of fiscal 2023. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.
Operating Activities.  During the first three months of fiscal 2023, net cash provided by operating activities totaled $531.0 million, compared with cash used in operating activities of $111.9 million in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $440.7 million in the current year period compared with $644.9 million in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $297.4 million in the current year period compared with $596.7 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of May 31, 2022, total inventory was $4.69 billion, representing a decrease of $433.5 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in vehicle units as well as a decrease in the average carrying cost of inventory as a result of a decline in acquisition costs.

The change in net cash provided by (used in) operating activities for the first three months of the current fiscal year compared with the prior year period reflected the changes in inventory and auto loans receivable, as discussed above, as well as changes in accounts receivable, partially offset by changes in accounts payable as well as a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first three months of fiscal 2023, net cash used in investing activities totaled $99.0 million compared with $63.1 million in fiscal 2022.  Capital expenditures were $94.8 million in the current year period versus $59.1 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2022, 151 of our 231 used car stores were located on owned sites and 80 were located on leased sites, including 24 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of fiscal 2023, net cash used in financing activities totaled $455.0 million compared with net cash provided by financing activities of $475.1 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $297.4 million compared with $596.7 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first three months of fiscal 2023, cash used in financing activities was impacted by stock repurchases of $163.0 million as well as net payments on our long-term debt of $585.9 million. During the first three months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $133.8 million as well as net payments on our long-term debt of $2.6 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$660,500	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,388	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,414	524,766
Non-recourse notes payable	Various dates through October 2028	15,764,161	15,466,799
Total debt (3)		$18,446,463	$18,734,417
Cash and cash equivalents		$95,313	$102,716

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

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2022, we were in compliance with these financial covenants.

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

As of May 31, 2022, $12.13 billion and $3.63 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2023, we funded a total of $1.75 billion in asset-backed term funding transactions.  As of May 31, 2022, we had $1.77 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  In April 2022, our board of directors increased our share repurchase authorization by $2 billion. As of May 31, 2022, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.62 billion remained available for repurchase. See Note 11 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 7 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, online purchases of vehicles from consumers, gross profit per used unit, revenue, margins, expenditures, liquidity, loan originations, CAF income, stock repurchases, indebtedness, earnings, market conditions or expectations with regards to the continued impact of the COVID-19 pandemic, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “target,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•The effect and consequences of the Coronavirus public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate.
•Changes in general or regional U.S. economic conditions, including the potential impact of Russia's invasion of Ukraine.
•Changes in the availability or cost of capital and working capital financing, including changes related to the asset-backed securitization market.
•Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
•Events that damage our reputation or harm the perception of the quality of our brand.
•Our inability to realize the benefits associated with our omni-channel initiatives and strategic investments.
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
•The performance of the third-party vendors we rely on for key components of our business.
•The effect of various litigation matters.
•Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.

•The failure or inability to realize the benefits associated with our strategic transactions.
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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 50 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2022.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain legal proceedings, see Note 16 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2022, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company's repurchase of common stock for the first quarter of fiscal 2023. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2022	521,818	$101.14	521,818	$721,729,935
April 1 - 30, 2022	539,042	$93.60	539,042	$2,671,275,942
May 1 - 31, 2022	583,500	$93.13	583,500	$2,616,932,647
Total	1,644,360		1,644,360

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

June 27, 2022