Form 10-Q
period 2022-08-31
CARMAX INC
filed 2022-09-30
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2022
Common Stock, par value $0.50	158,015,491

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2022 and 2021	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2022 and 2021	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2022 and February 28, 2022	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2022 and 2021	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2022 and 2021	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 6.	Exhibits	50

SIGNATURES			51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2022	%(1)	2021	%(1)	2022	%(1)	2021	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,284,085	77.2	$6,104,366	76.4	$13,298,575	76.2	$12,261,710	78.2
Wholesale vehicle sales	1,690,326	20.8	1,701,572	21.3	3,806,843	21.8	3,075,929	19.6
Other sales and revenues	170,392	2.1	182,421	2.3	351,006	2.0	348,319	2.2
NET SALES AND OPERATING REVENUES	8,144,803	100.0	7,988,359	100.0	17,456,424	100.0	15,685,958	100.0
COST OF SALES:
Used vehicle cost of sales	5,789,098	71.1	5,597,842	70.1	12,240,108	70.1	11,158,179	71.1
Wholesale vehicle cost of sales	1,549,669	19.0	1,512,559	18.9	3,474,519	19.9	2,701,072	17.2
Other cost of sales	68,891	0.8	62,474	0.8	129,261	0.7	86,714	0.6
TOTAL COST OF SALES	7,407,658	90.9	7,172,875	89.8	15,843,888	90.8	13,945,965	88.9
GROSS PROFIT	737,145	9.1	815,484	10.2	1,612,536	9.2	1,739,993	11.1
CARMAX AUTO FINANCE INCOME	182,869	2.2	200,033	2.5	387,342	2.2	441,764	2.8
Selling, general and administrative expenses	666,041	8.2	574,286	7.2	1,322,781	7.6	1,128,355	7.2
Depreciation and amortization	57,692	0.7	52,789	0.7	113,340	0.6	102,679	0.7
Interest expense	32,745	0.4	22,410	0.3	61,520	0.4	42,944	0.3
Other income	(4,039)	—	(1,782)	—	(1,940)	—	(27,359)	(0.2)
Earnings before income taxes	167,575	2.1	367,814	4.6	504,177	2.9	935,138	6.0
Income tax provision	41,670	0.5	82,547	1.0	126,007	0.7	213,115	1.4
NET EARNINGS	$125,905	1.5	$285,267	3.6	$378,170	2.2	$722,023	4.6
WEIGHTED AVERAGE COMMON SHARES:
Basic	158,801		162,966		159,556		163,058
Diluted	160,218		165,643		161,015		165,969
NET EARNINGS PER SHARE:
Basic	$0.79		$1.75		$2.37		$4.43
Diluted	$0.79		$1.72		$2.35		$4.35

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2022	2021	2022	2021
NET EARNINGS	$125,905	$285,267	$378,170	$722,023
Other comprehensive income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	481	658	962	1,317
Net change in cash flow hedge unrecognized gains	25,626	2,753	77,459	5,031
Other comprehensive income, net of taxes	26,107	3,411	78,421	6,348
TOTAL COMPREHENSIVE INCOME	$152,012	$288,678	$456,591	$728,371

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,772	$102,716
Restricted cash from collections on auto loans receivable	533,253	548,099
Accounts receivable, net	402,452	560,984
Inventory	4,671,685	5,124,569
Other current assets	208,297	212,922
TOTAL CURRENT ASSETS	5,872,459	6,549,290
Auto loans receivable, net of allowance for loan losses of $477,543 and $433,030 as of August 31, 2022 and February 28, 2022, respectively	15,961,213	15,289,701
Property and equipment, net of accumulated depreciation of $1,544,765 and $1,437,548 as of August 31, 2022 and February 28, 2022, respectively	3,312,605	3,209,068
Deferred income taxes	93,057	120,931
Operating lease assets	530,285	537,357
Goodwill	141,258	141,258
Other assets	559,666	490,659
TOTAL ASSETS	$26,470,543	$26,338,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$928,749	$937,717
Accrued expenses and other current liabilities	482,361	533,271
Current portion of operating lease liabilities	48,783	44,197
Current portion of long-term debt	112,504	11,203
Current portion of non-recourse notes payable	559,792	521,069
TOTAL CURRENT LIABILITIES	2,132,189	2,047,457
Long-term debt, excluding current portion	2,511,417	3,255,304
Non-recourse notes payable, excluding current portion	15,534,801	14,919,715
Operating lease liabilities, excluding current portion	512,542	523,269
Other liabilities	365,367	357,080
TOTAL LIABILITIES	21,056,316	21,102,825

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,043,981 and 161,053,983 shares issued and outstanding as of August 31, 2022 and February 28, 2022, respectively	79,022	80,527
Capital in excess of par value	1,684,408	1,677,268
Accumulated other comprehensive income (loss)	31,999	(46,422)
Retained earnings	3,618,798	3,524,066
TOTAL SHAREHOLDERS’ EQUITY	5,414,227	5,235,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,470,543	$26,338,264

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net earnings	$378,170	$722,023
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	137,903	129,300
Share-based compensation expense	47,010	72,780
Provision for loan losses	133,343	11,107
Provision for cancellation reserves	59,208	62,886
Deferred income tax provision	800	32,502
Other	9,713	(19,883)
Net decrease (increase) in:
Accounts receivable, net	158,532	(244,471)
Inventory	452,884	(948,299)
Other current assets	79,188	(26,496)
Auto loans receivable, net	(804,855)	(1,177,458)
Other assets	(31,703)	(9,745)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(74,986)	115,542
Other liabilities	(65,618)	(105,109)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	479,589	(1,385,321)
INVESTING ACTIVITIES:
Capital expenditures	(204,463)	(137,838)
Proceeds from disposal of property and equipment	84	260
Proceeds from sale of business	—	602
Purchases of investments	(5,428)	(12,651)
Sales and returns of investments	2,492	10,954
Business acquisition, net of cash acquired	—	(241,563)
NET CASH USED IN INVESTING ACTIVITIES	(207,315)	(380,236)
FINANCING ACTIVITIES:
Increase in short-term debt, net	—	167
Proceeds from issuances of long-term debt	2,412,900	3,035,601
Payments on long-term debt	(3,057,565)	(2,168,411)
Cash paid for debt issuance costs	(10,240)	(9,547)
Payments on finance lease obligations	(9,883)	(5,709)
Issuances of non-recourse notes payable	8,230,501	7,414,283
Payments on non-recourse notes payable	(7,576,056)	(6,201,801)
Repurchase and retirement of common stock	(325,168)	(355,495)
Equity issuances	13,282	60,087
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(322,229)	1,769,175
(Decrease) increase in cash, cash equivalents, and restricted cash	(49,955)	3,618
Cash, cash equivalents, and restricted cash at beginning of year	803,618	771,947
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$753,663	$775,565

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$56,772	$58,095
Restricted cash from collections on auto loans receivable	533,253	570,567
Restricted cash included in other assets	163,638	146,903
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$753,663	$775,565

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2022
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	252,265	—	252,265
Other comprehensive income	—	—	—	—	52,314	52,314
Share-based compensation expense	—	—	21,594	—	—	21,594
Repurchases of common stock	(1,644)	(822)	(17,207)	(139,565)	—	(157,594)
Exercise of common stock options	49	24	3,418	—	—	3,442
Stock incentive plans, net shares issued	155	78	(6,901)	—	—	(6,823)
Balance as of May 31, 2022	159,614	$79,807	$1,678,172	$3,636,766	$5,892	$5,400,637
Net earnings	—	—	—	125,905	—	125,905
Other comprehensive income	—	—	—	—	26,107	26,107
Share-based compensation expense	—	—	15,062	—	—	15,062
Repurchases of common stock	(1,730)	(865)	(18,279)	(143,873)	—	(163,017)
Exercise of common stock options	155	78	9,762	—	—	9,840
Stock incentive plans, net shares issued	5	2	(309)	—	—	(307)
Balance as of August 31, 2022	158,044	$79,022	$1,684,408	$3,618,798	$31,999	$5,414,227

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

Basis of Presentation and Use of Estimates. The accompanying interim unaudited consolidated financial statements include the accounts of CarMax and our wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  These interim unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022 (the “2022 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2022 Annual Report.

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

Recent Accounting Pronouncements.
Effective in Future Periods
In June 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2022-03) related to accounting for equity securities. The amendments in the update clarify the guidance for measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities, as well as introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. This update is effective for annual periods beginning after December 15, 2023, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2024, and we do not expect it to have a material effect on our consolidated financial statements.

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

The excess of purchase consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill, which was primarily attributed to expected synergies and the assembled workforce of the acquired business and was not deductible for tax purposes. The fair values assigned to the net identifiable assets and liabilities assumed were based on management’s estimates and assumptions.

Identifiable intangible assets were recognized at their estimated acquisition date fair values. The fair value of identifiable intangible assets was determined by using certain estimates and assumptions that were not observable in the market. The fair values of the trade name asset and the internally developed software asset were determined using the relief-from-royalty method, and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included significant assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets as of the acquisition date were as follows:

(In thousands)	Useful Life (Years)	Fair Value
Trade name	Indefinite	$31,900
Internally developed software	7	52,900
Customer relationships	17	133,200
Identifiable intangible assets		$218,000

The operating results of Edmunds have been included in our consolidated financial statements since the date of the acquisition. Net sales and operating revenues and net earnings attributable to Edmunds were not material for the reporting periods presented. Our pro forma results as if the acquisition had taken place on the first day of fiscal 2021 would not be materially different from the amounts reflected in the accompanying consolidated financial statements, and therefore were not presented.

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

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2022	2021	2022	2021
Used vehicle sales	$6,284.1	$6,104.4	$13,298.6	$12,261.7
Wholesale vehicle sales	1,690.3	1,701.6	3,806.8	3,075.9
Other sales and revenues:
Extended protection plan revenues	109.8	113.0	226.3	247.3
Third-party finance income, net	2.7	2.8	6.1	(1.8)
Advertising & subscription revenues (1)	34.3	34.5	68.7	34.5
Service revenues	19.4	21.0	41.2	43.2
Other	4.2	11.1	8.7	25.1
Total other sales and revenues	170.4	182.4	351.0	348.3
Total net sales and operating revenues	$8,144.8	$7,988.4	$17,456.4	$15,686.0

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of August 31, 2022 and February 28, 2022, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2022	% (1)	2021	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$357.2	8.8	$324.1	8.8	$703.9	8.8	$634.4	8.8
Interest expense	(62.5)	(1.5)	(60.6)	(1.7)	(111.3)	(1.4)	(126.4)	(1.8)
Total interest margin	294.7	7.3	263.5	7.2	592.6	7.4	508.0	7.0
Provision for loan losses	(75.5)	(1.9)	(35.5)	(1.0)	(133.3)	(1.7)	(11.1)	(0.2)
Total interest margin after provision for loan losses	219.2	5.4	228.0	6.2	459.3	5.7	496.9	6.9
Direct expenses:
Payroll and fringe benefit expense	(15.9)	(0.4)	(12.4)	(0.3)	(30.6)	(0.4)	(25.0)	(0.3)
Depreciation and amortization	(3.8)	(0.1)	(0.2)	—	(7.6)	(0.1)	(0.4)	—
Other direct expenses	(16.6)	(0.4)	(15.3)	(0.4)	(33.7)	(0.4)	(29.7)	(0.4)
Total direct expenses	(36.3)	(0.9)	(27.9)	(0.8)	(71.9)	(0.9)	(55.1)	(0.8)
CarMax Auto Finance income	$182.9	4.5	$200.0	5.4	$387.3	4.8	$441.8	6.1

Total average managed receivables	$16,176.2		$14,683.3		$15,996.6		$14,416.0

(1)     Annualized percentage of total average managed receivables.

5. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $16.12 billion as of August 31, 2022, and $15.47 billion as of February 28, 2022. See Note 10 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of August 31	As of February 28
(In millions)	2022	2022
Asset-backed term funding	$12,563.5	$11,653.8
Warehouse facilities	2,997.9	3,291.9
Overcollateralization (1)	629.0	489.1
Other managed receivables (2)	158.9	217.5
Total ending managed receivables	16,349.3	15,652.3
Accrued interest and fees	81.7	67.3
Other	7.7	3.1
Less: allowance for loan losses	(477.5)	(433.0)
Auto loans receivable, net	$15,961.2	$15,289.7

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

Ending Managed Receivables by Major Credit Grade

	As of August 31, 2022
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$2,242.3	$3,097.9	$1,405.5	$934.1	$369.8	$102.7	$8,152.3	49.8
B	1,533.9	2,227.8	1,010.7	645.1	326.3	128.2	5,872.0	35.9
C and other	439.1	739.7	390.2	222.0	109.3	54.2	1,954.5	12.0
Total core managed receivables	4,215.3	6,065.4	2,806.4	1,801.2	805.4	285.1	15,978.8	97.7
Other managed receivables (4):
C and other	155.0	143.2	18.9	26.8	17.9	8.7	370.5	2.3
Total ending managed receivables	$4,370.3	$6,208.6	$2,825.3	$1,828.0	$823.3	$293.8	$16,349.3	100.0

	As of February 28, 2022
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
Core managed receivables (3):
A	$3,885.5	$1,788.3	$1,266.1	$574.1	$203.4	$32.3	$7,749.7	49.5
B	2,795.2	1,288.5	857.7	473.1	205.2	50.4	5,670.1	36.2
C and other	919.1	496.2	294.8	156.7	73.8	29.6	1,970.2	12.6
Total core managed receivables	7,599.8	3,573.0	2,418.6	1,203.9	482.4	112.3	15,390.0	98.3
Other managed receivables (4):
C and other	165.2	23.9	34.7	23.8	10.0	4.7	262.3	1.7
Total ending managed receivables	$7,765.0	$3,596.9	$2,453.3	$1,227.7	$492.4	$117.0	$15,652.3	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at August 31, 2022 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

The output of the net loss timing curve is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association used vehicle price index are used to predict changes in gross loss and recovery rates, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.

Allowance for Loan Losses

	Three Months Ended August 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$390.4	$67.8	$458.2	2.85
Charge-offs	(84.2)	(11.9)	(96.1)
Recoveries	35.9	4.0	39.9
Provision for loan losses	54.0	21.5	75.5
Balance as of end of period	$396.1	$81.4	$477.5	2.92

	Three Months Ended August 31, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$348.1	$31.4	$379.5	2.62
Charge-offs	(40.3)	(3.4)	(43.7)
Recoveries	25.1	1.7	26.8
Provision for loan losses	27.1	8.4	35.5
Balance as of end of period	$360.0	$38.1	$398.1	2.66

	Six Months Ended August 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77%
Charge-offs	(145.6)	(18.7)	(164.3)
Recoveries	69.0	6.5	75.5
Provision for loan losses	95.2	38.1	133.3
Balance as of end of period	$396.1	$81.4	$477.5	2.92%

	Six Months Ended August 31, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$379.4	$31.7	$411.1	2.97%
Charge-offs	(79.0)	(6.5)	(85.5)
Recoveries	57.3	4.1	61.4
Provision for loan losses	2.3	8.8	11.1
Balance as of end of period	$360.0	$38.1	$398.1	2.66%

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first six months of fiscal 2023, the allowance for loan losses increased $44.5 million, primarily reflecting growth in receivables. The previously disclosed expansion of our Tier 2 and Tier 3 originations within CAF's portfolio resulted in a 10 basis point increase in the allowance as a percent of total ending managed receivables during the period. While loss performance was unfavorable compared to the prior year period, the prior year performance fluctuated outside normal expectations. The allowance for loan losses as of August 31, 2022 reflects the historical loss performance experienced prior to the pandemic as well as increases for our Tier 3 expansion and growing Tier 2 portfolio.

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

Past Due Receivables

	As of August 31, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,119.0	$5,548.4	$1,644.0	$15,311.4	$279.4	$15,590.8	95.36
Delinquent loans:
31-60 days past due	20.8	199.0	173.0	392.8	48.4	441.2	2.70
61-90 days past due	9.8	100.7	113.8	224.3	34.2	258.5	1.58
Greater than 90 days past due	2.7	23.9	23.7	50.3	8.5	58.8	0.36
Total past due	33.3	323.6	310.5	667.4	91.1	758.5	4.64
Total ending managed receivables	$8,152.3	$5,872.0	$1,954.5	$15,978.8	$370.5	$16,349.3	100.00

	As of February 28, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,711.9	$5,401.3	$1,702.7	$14,815.9	$206.4	$15,022.3	95.98
Delinquent loans:
31-60 days past due	25.4	173.3	160.4	359.1	33.0	392.1	2.50
61-90 days past due	9.2	75.6	85.2	170.0	19.1	189.1	1.21
Greater than 90 days past due	3.2	19.9	21.9	45.0	3.8	48.8	0.31
Total past due	37.8	268.8	267.5	574.1	55.9	630.0	4.02
Total ending managed receivables	$7,749.7	$5,670.1	$1,970.2	$15,390.0	$262.3	$15,652.3	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (loss) (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $36.6 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and six months ended August 31, 2022, we recognized income of $9.4 million and $18.6 million, respectively, in CAF income representing these changes in fair value.

As of August 31, 2022 and February 28, 2022, we had interest rate swaps outstanding with a combined notional amount of $4.49 billion and $3.64 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2022 and February 28, 2022, we had interest rate swaps with a combined notional amount of $1.01 billion and $578.3 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Level 2     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets, observable inputs, such as interest rates and yield curves, and assumptions about risk.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$698,000	$—	$698,000
Mutual fund investments	23,809	—	23,809
Derivative instruments designated as hedges	—	76,580	76,580
Derivative instruments not designated as hedges	—	27,946	27,946
Total assets at fair value	$721,809	$104,526	$826,335

Percent of total assets at fair value	87.4%	12.6%	100.0%
Percent of total assets	2.7%	0.4%	3.1%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$701,865	$—	$701,865
Mutual fund investments	24,022	—	24,022
Derivative instruments designated as hedges	—	39,452	39,452
Derivative instruments not designated as hedges	—	9,339	9,339
Total assets at fair value	$725,887	$48,791	$774,678

Percent of total assets at fair value	93.7%	6.3%	100.0%
Percent of total assets	2.8%	0.2%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,379)	$(1,379)
Total liabilities at fair value	$—	$(1,379)	$(1,379)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2022 and February 28, 2022, respectively, are as follows:

(In thousands)	As of August 31, 2022	As of February 28, 2022
Carrying value	$500,000	$500,000
Fair value	$479,642	$517,396

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2022	2021	2022	2021
Balance as of beginning of period	$148.7	$138.4	$144.7	$124.5
Cancellations	(27.4)	(22.9)	(55.1)	(43.1)
Provision for future cancellations	27.5	28.8	59.2	62.9
Balance as of end of period	$148.8	$144.3	$148.8	$144.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2022 and February 28, 2022, the current portion of cancellation reserves was $82.1 million and $78.7 million, respectively.

9. Income Taxes

We had $26.3 million of gross unrecognized tax benefits as of August 31, 2022, and $24.8 million as of February 28, 2022.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2022.

On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”), was enacted. We have evaluated the tax provisions of the IRA, the most significant of which are the corporate alternative minimum tax and the share repurchase tax. We do not expect the legislation to have a material impact on our results of operations. As the IRS issues additional guidance related to the IRA, we will evaluate any impact to our consolidated financial statements.

10. Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$605,450	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,422	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	520,005	524,766
Non-recourse notes payable	Various dates through February 2029	16,121,244	15,466,799
Total debt		18,746,121	18,734,417
Less: current portion		(672,296)	(532,272)
Less: unamortized debt issuance costs		(27,607)	(27,126)
Long-term debt, net		$18,046,218	$18,175,019

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of August 31, 2022, the unused capacity of $1.39 billion was fully available to us.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 3.27% as of August 31, 2022, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through February 2029, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of August 31, 2022 are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2022 expiration	$0.25
February 2023 expiration	2.85
August 2023 expiration	2.30
Combined warehouse facility limit	$5.40
Unused capacity	$2.40

Non-recourse notes payable outstanding:
Warehouse facilities	$3.00
Asset-backed term funding transactions	13.12
Non-recourse notes payable	$16.12

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2022 and 2021, we capitalized interest of $2.1 million and $3.5 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of August 31, 2022, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11. Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program
In April 2022, our board of directors (“board”) increased our share repurchase authorization by $2.0 billion. As of August 31, 2022, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2022	2021	2022	2021
Number of shares repurchased (in thousands)	1,729.6	1,754.1	3,373.9	2,751.7
Average cost per share	$94.24	$125.44	$95.01	$125.22
Available for repurchase, as of end of period (in millions)	$2,453.9	$991.5	$2,453.9	$991.5

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2022	2021	2022	2021
Cost of sales	$901	$2,094	$1,141	$3,823
CarMax Auto Finance income	(295)	1,481	413	3,189
Selling, general and administrative expenses	24,534	28,705	46,770	67,125
Share-based compensation expense, before income taxes	$25,140	$32,280	$48,324	$74,137

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2022	2021	2022	2021
Nonqualified stock options	$9,468	$7,708	$20,680	$19,529
Cash-settled restricted stock units (RSUs)	9,505	17,590	10,354	38,562
Stock-settled market stock units (MSUs)	3,529	3,244	8,876	8,089
Other share-based incentives:
Stock-settled performance stock units (PSUs)	250	976	4,941	4,370
Restricted stock (RSAs)	(35)	263	309	305
Stock-settled deferred stock units (DSUs)	1,850	1,925	1,850	1,925
Employee stock purchase plan	573	574	1,314	1,357
Total other share-based incentives	$2,638	$3,738	$8,414	$7,957
Share-based compensation expense, before income taxes	$25,140	$32,280	$48,324	$74,137

(C)Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2022
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2022	5,796	393	170	1,163
Granted	1,282	136	50	677
Exercised or vested and converted	(204)	(120)	(80)	(740)
Cancelled	(44)	(5)	(5)	(46)
Outstanding as of August 31, 2022	6,830	404	135	1,054

Weighted average grant date fair value per share/unit:

Granted	$33.26	$126.73	$95.58	$91.20
Ending outstanding	$25.69	$120.95	$99.04	$97.36

	As of August 31, 2022
Unrecognized compensation (in millions)	$68.0	$21.5	$3.5

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2022	2021	2022	2021
Net earnings	$125,905	$285,267	$378,170	$722,023

Weighted average common shares outstanding	158,801	162,966	159,556	163,058
Dilutive potential common shares:
Stock options	1,125	2,271	1,151	2,400
Stock-settled stock units and awards	292	406	308	511
Weighted average common shares and dilutive potential common shares	160,218	165,643	161,015	165,969

Basic net earnings per share	$0.79	$1.75	$2.37	$4.43
Diluted net earnings per share	$0.79	$1.72	$2.35	$4.35

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2022 and 2021, options to purchase 2,098,895 shares and 912,093 shares of common stock, respectively, were not included. For the six months ended August 31, 2022 and 2021, options to purchase 1,767,906 shares and 600,617 shares of common stock, respectively, were not included.

13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income (Loss)
Balance as of February 28, 2022	$(73,001)	$26,579	$(46,422)
Other comprehensive income before reclassifications	—	81,908	81,908
Amounts reclassified from accumulated other comprehensive income (loss)	962	(4,449)	(3,487)
Other comprehensive income	962	77,459	78,421
Balance as of August 31, 2022	$(72,039)	$104,038	$31,999

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2022	2021	2022	2021
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$273	$359	$538	$716
CarMax Auto Finance income	16	21	32	43
Selling, general and administrative expenses	347	488	702	977
Total amortization reclassifications recognized in net pension expense	636	868	1,272	1,736
Tax expense	(155)	(210)	(310)	(419)
Amortization reclassifications recognized in net pension expense, net of tax	481	658	962	1,317
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	481	658	962	1,317

Cash Flow Hedges (Note 6):
Changes in fair value	40,168	(665)	110,210	(2,671)
Tax (expense) benefit	(10,315)	175	(28,302)	703
Changes in fair value, net of tax	29,853	(490)	81,908	(1,968)
Reclassifications to CarMax Auto Finance income	(5,687)	4,401	(5,986)	9,499
Tax benefit (expense)	1,460	(1,158)	1,537	(2,500)
Reclassification of hedge (losses) gains, net of tax	(4,227)	3,243	(4,449)	6,999
Net change in cash flow hedge unrecognized gains, net of tax	25,626	2,753	77,459	5,031
Total other comprehensive income, net of tax	$26,107	$3,411	$78,421	$6,348

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $12.9 million as of August 31, 2022 and $14.2 million as of February 28, 2022.

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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2022	2021	2022	2021
Operating lease cost (1)	$22,911	$18,698	$45,931	$33,050
Finance lease cost:
Depreciation of lease assets	4,017	3,258	7,523	6,400
Interest on lease liabilities	5,467	4,167	10,401	8,274
Total finance lease cost	9,484	7,425	17,924	14,674
Total lease cost	$32,395	$26,123	$63,855	$47,724

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 28
(In thousands)	Classification	2022	2022
Assets:
Operating lease assets	Operating lease assets	$530,285	$537,357
Finance lease assets	Property and equipment, net (1)	142,232	127,183
Total lease assets		$672,517	$664,540
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$48,783	$44,197
Finance leases	Accrued expenses and other current liabilities	17,007	10,290
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	512,542	523,269
Finance leases	Other liabilities	157,320	145,179
Total lease liabilities		$735,652	$722,935

(1)    Finance lease assets are recorded net of accumulated depreciation of $38.2 million as of August 31, 2022 and $30.7 million as of February 28, 2022.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 28
Lease Term and Discount Rate	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	16.91	17.31
Finance leases	11.36	12.42

Weighted Average Discount Rate
Operating leases	4.81%	4.80%
Finance leases	19.80%	14.35%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,725	$31,656
Operating cash flows from finance leases	$4,508	$5,383
Financing cash flows from finance leases	$9,883	$5,709

Lease assets obtained in exchange for lease obligations:
Operating leases	$16,837	$44,059
Finance leases	$22,572	$12,404

Maturities of lease liabilities were as follows:

	As of August 31, 2022
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2023, remaining	$37,495	$16,682
Fiscal 2024	73,538	39,188
Fiscal 2025	71,693	36,222
Fiscal 2026	66,355	37,330
Fiscal 2027	60,313	33,211
Thereafter	575,478	214,012
Total lease payments	884,872	376,645
Less: interest	(323,547)	(202,318)
Present value of lease liabilities	$561,325	$174,327
(1)    Lease payments exclude $30.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2022	2021
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(352)	$6,038

See Note 14 for supplemental cash flow information related to leases.

16. Contingent Liabilities

Litigation.  CarMax entities are defendants in two proceedings asserting wage and hour claims with respect to non-exempt CarMax employees in California. The asserted claims include failure to provide meal periods and rest breaks; pay statutory or contractual wages; reimburse for work-related expenses; and Private Attorneys General Act (“PAGA”) claims. On July 9, 2021, Daniel Bendure v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of San Bernardino. The Bendure lawsuit seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. Bendure subsequently decided not to proceed with an individual or putative class claim, but rather filed and served a PAGA-only complaint in the Superior Court of California for the County of San Bernardino on December 7, 2021, based on the same allegations pled in the original complaint. CarMax filed a motion to compel arbitration. The Court has stayed all discovery until after it rules on CarMax’s motion to compel arbitration. On August 12, 2021, Jordon Miller v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of Riverside. The Miller lawsuit also seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages.

On June 15, 2022, the United States Supreme Court issued its decision in Viking River Cruises v. Moriana, holding that an individual who signs an arbitration agreement cannot circumvent that agreement by filing a related PAGA claim in court. The U.S. Supreme Court further held that, based on California law, an individual who pursues his PAGA claim in arbitration does not have standing to pursue a representative PAGA claim. However, the U.S. Supreme Court indicated that the issue of whether an individual has standing to pursue a representative PAGA claim is a question of state law. The California Supreme Court has agreed to hear a new case, Adolph v. Uber, to address this issue of state law, which is expected to be decided in 2023.
In light of the Viking River decision, CarMax has filed a motion to compel arbitration of the individual Bendure claim and to dismiss Bendure’s representative PAGA claims. The Court is scheduled to hear this motion on November 17, 2022. CarMax also intends to move to compel arbitration of the Miller individual PAGA claims noted above and will seek to dismiss any representative PAGA claims.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $26.3 million as of August 31, 2022, and $18.5 million as of February 28, 2022, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended August 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$8,110,524	$34,279	$—	$8,144,803
Intersegment sales and operating revenues	—	6,929	(6,929)	—
Total sales and operating revenues	$8,110,524	$41,208	$(6,929)	$8,144,803
Depreciation and amortization (1)	$376	$3,389	$—	$3,765
Gross profit	$712,284	$26,362	$(1,501)	$737,145
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				182,869
Selling, general and administrative expenses				(666,041)
Depreciation and amortization (2)				(57,692)
Interest expense				(32,745)
Other income (expense)				4,039
Earnings before income taxes				$167,575

	Six Months Ended August 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$17,387,760	$68,664	$—	$17,456,424
Intersegment sales and operating revenues	—	14,670	(14,670)	—
Total sales and operating revenues	$17,387,760	$83,334	$(14,670)	$17,456,424
Depreciation and amortization (1)	$688	$6,463	$—	$7,151
Gross profit	$1,561,573	$54,090	$(3,127)	$1,612,536
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				387,342
Selling, general and administrative expenses				(1,322,781)
Depreciation and amortization (2)				(113,340)
Interest expense				(61,520)
Other income (expense)				1,940
Earnings before income taxes				$504,177

(1)    Represents only the portion of depreciation and amortization recorded within Cost of sales, and thus included in the calculation of Gross profit.
(2)    Exclusive of depreciation and amortization recorded within Cost of sales.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 (“fiscal 2022”), as well as our unaudited interim consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to unaudited interim consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

As of August 31, 2022, we operated 234 used car stores in 108 U.S. television markets. As of that date, wholesale auctions previously held at many of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 40.2% of our retail used vehicle unit sales in the first six months of fiscal 2023.  As of August 31, 2022, CAF serviced approximately 1.1 million customer accounts in its $16.35 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first six months of fiscal 2023 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first six months of fiscal 2023 as compared to the second quarter and first six months of fiscal 2022 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2022	Change from Three Months Ended August 31, 2021	Six Months Ended August 31, 2022	Change from Six Months Ended August 31, 2021
Income statement information
Net sales and operating revenues	$8,144.8	2.0%	$17,456.4	11.3%
Gross profit	$737.1	(9.6)%	$1,612.5	(7.3)%
CAF income	$182.9	(8.6)%	$387.3	(12.3)%
Selling, general and administrative expenses	$666.0	16.0%	$1,322.8	17.2%
Net earnings	$125.9	(55.9)%	$378.2	(47.6)%
Unit sales information
Used unit sales	216,939	(6.4)%	457,889	(8.9)%
Change in used unit sales in comparable stores	(8.3)%	N/A	(10.6)%	N/A
Wholesale unit sales	159,677	(15.1)%	345,984	(6.4)%
Per unit information
Used gross profit per unit	$2,282	4.4%	$2,312	5.3%
Wholesale gross profit per unit	$881	(12.3)%	$961	(5.3)%
SG&A as a % of gross profit	90.4%	20.0%	82.0%	17.2%
Per share information
Net earnings per diluted share	$0.79	(54.1)%	$2.35	(46.0)%
Online sales metrics
Online retail sales (2)	11%	2%	11%	3%
Omni sales (3)	53%	(2)%	54%	(2)%
Revenue from online transactions (4)	30%	2%	30%	4%
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

We continue to focus our efforts on optimizing and enhancing the customer experience. During the first quarter of fiscal 2023, we enabled online self-progression for all of our retail customers. All customers are now eligible to complete an online retail sale independently if they choose. In the second quarter of fiscal 2023, online retail sales accounted for 11% of retail unit sales, consistent with the previous quarter and up from 9% in the prior year quarter. Omni sales represented approximately 53% of retail sales, down slightly from the previous quarter as well as the prior year quarter. Online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two.

Revenue from online transactions was $2.4 billion, or approximately 30% of net revenues in the second quarter of fiscal 2023, down slightly from 31% in the previous quarter and up from 28% in the prior year quarter.

We purchased approximately 343,000 vehicles from consumers and dealers during the second quarter of fiscal 2023, down 8% from the prior year quarter and up approximately 50% from the second quarter of fiscal 2021. This reflects customers’ responsiveness to both our nation-wide online instant offer tool that we launched last year and our offers. Of the vehicles purchased from dealers, approximately 20,000 were purchased through MaxOffer, our digital appraisal product for dealers, up 130% from the prior year quarter and up 18% from the prior quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. For the second quarter of fiscal 2023, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.

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

In order to execute our long-term strategy, we plan to continue investing in various strategic initiatives to increase innovation, specifically to enhance the seamlessness of our online and in-store offerings to improve the customer experience. Given the current macroeconomic environment, our nearer-term priority will be on allocating resources toward those initiatives that will further drive efficiency and effectiveness across our omni platform. We are also focused on ensuring we are efficient in our spend, actively taking steps to further align our expenses to our sales levels. This included reducing staffing in our stores and CECs through attrition, pausing on a portion of the hiring and contractor utilization in our corporate offices, and better aligning marketing spend to sales.

We remain focused on several key initiatives to enhance the customer experience. We are deploying a more sophisticated version of our finance-based shopping product which will allow customers to shop by monthly payment across multiple lenders and will provide access to credit terms on cars within our retail inventory as well as automated payoff verification for trade-ins. As of the end of the second quarter, this product was available to over 50% of our customers, and we anticipate the nationwide rollout to be completed during the third quarter of fiscal 2023. These tools seamlessly provide consumers with all the information they need to secure the best financing option for them, creating a differentiated experience in the industry. We are also focused on leveraging data science, automation and artificial intelligence to improve efficiency and effectiveness within our CECs. Over time, we anticipate these tools will enable us to reduce associate time spent per customer as we enhance our ability to provide live interactions at the highest value moments.

In addition, we are upgrading our auction experience to be even more user friendly. We are testing a modernized vehicle detail page to be mobile friendly and efficiently display the most relevant information dealers need to preview our wholesale inventory, similar to how customers shop our retail inventory. We are also testing AI-generated online vehicle condition photos and self-service check-out capabilities. These tools will enable us to drive incremental operational efficiencies as we continue to scale our wholesale volume, all while providing an even better experience to our wholesale dealers.

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

In calendar 2021, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, an increase from 3.5% in calendar 2020. We estimate we sold approximately 4.9% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2021, an increase from 4.3% in 2020. Based on external data, we continued to gain market share through July, the latest period for which title data is available. We believe we are well positioned to deliver profitable market share gains in any environment. Our strategy to increase our market share includes focusing on:

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

As of August 31, 2022, we had used car stores located in 108 U.S. television markets, which covered approximately 86% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2023, we opened four stores, and during the remainder of the fiscal year we plan to open six stores.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2022	2021	Change	2022	2021	Change
Used vehicle sales	$6,284.1	$6,104.4	2.9%	$13,298.6	$12,261.7	8.5%
Wholesale vehicle sales	1,690.3	1,701.6	(0.7)%	3,806.8	3,075.9	23.8%
Other sales and revenues:
Extended protection plan revenues	109.8	113.0	(2.9)%	226.3	247.3	(8.5)%
Third-party finance income/(fees), net	2.7	2.8	(1.8)%	6.1	(1.8)	437.5%
Advertising & subscription revenues (1)	34.3	34.5	(0.8)%	68.7	34.5	98.7%
Other	23.6	32.1	(26.4)%	49.9	68.3	(26.9)%
Total other sales and revenues	170.4	182.4	(6.6)%	351.0	348.3	0.8%
Total net sales and operating revenues	$8,144.8	$7,988.4	2.0%	$17,456.4	$15,686.0	11.3%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 17 for further details.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2022	2021	Change	2022	2021	Change
Used vehicles	216,939	231,797	(6.4)%	457,889	502,596	(8.9)%
Wholesale vehicles	159,677	188,098	(15.1)%	345,984	369,487	(6.4)%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2022	2021	Change	2022	2021	Change
Used vehicles	$28,657	$26,141	9.6%	$28,755	$24,197	18.8%
Wholesale vehicles	$10,179	$8,701	17.0%	$10,619	$7,997	32.8%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2022	2021	2022	2021
Used vehicle units	(8.3)%	6.2%	(10.6)%	41.8%
Used vehicle revenues	0.4%	38.8%	6.0%	70.4%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2022	2021	2022	2021
Used vehicle units	(6.4)%	6.7%	(8.9)%	42.6%
Used vehicle revenues	2.9%	39.1%	8.5%	70.9%

Wholesale vehicle units	(15.1)%	41.4%	(6.4)%	88.2%
Wholesale vehicle revenues	(0.7)%	107.7%	23.8%	164.7%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2022	2021	2022	2021
CAF (2)	44.8%	47.1%	44.0%	46.9%
Tier 2 (3)	21.6%	21.6%	23.5%	22.2%
Tier 3 (4)	6.0%	7.2%	6.6%	8.7%
Other (5)	27.6%	24.1%	25.9%	22.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2022	2021	2022	2021
Used car stores, beginning of period	231	222	230	220
Store openings	3	3	4	5
Used car stores, end of period	234	225	234	225

During the first six months of fiscal 2023, we opened four stores, including our entry into the New York metro market (Edison, NJ; Stockton, CA; Wayne, NJ; and East Meadow, NY).

Used Vehicle Sales.  The 2.9% increase in used vehicle revenues in the second quarter of fiscal 2023 was primarily driven by a 9.6% increase in average retail selling price, partially offset by a 6.4% decrease in used unit sales. The decrease in used units included an 8.3% decrease in comparable store used unit sales. Comparable store sales saw a low single-digit decline in June and then fell sharply through the end of the quarter, a trend that continued into September. For the first six months of fiscal 2023, used vehicle revenues increased 8.5%, driven by an 18.8% increase in average selling price, partially offset by an 8.9% decrease in used unit sales. The decrease in used units included a 10.6% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 11% of used unit sales for both the second quarter and first six months of fiscal 2023, compared with 9% and 8% for the second quarter and first six months of fiscal 2022, respectively.

During the second quarter and first six months of fiscal 2023, we believe a number of macroeconomic factors impacted our used unit sales performance, including challenges to vehicle affordability that stem from broad inflation, lapping stimulus benefits paid in the prior year, rising interest rates and low consumer confidence.

The increase in average retail selling price in both the second quarter and first six months of fiscal 2023 reflected higher vehicle acquisition costs resulting from strong wholesale industry valuations.

Wholesale Vehicle Sales. Vehicles sold at our wholesale auctions are, on average, approximately 10 years old with more than 100,000 miles and are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold. During fiscal 2021, our wholesale auctions were moved to an online format and continue to operate completely online.

The 0.7% decrease in wholesale vehicle revenues in the second quarter of fiscal 2023 was primarily due to a 15.1% decrease in unit sales, partially offset by a 17.0% increase in average selling price. For the first six months of fiscal 2023, wholesale vehicle revenues increased 23.8%, driven by a 32.8% increase in average selling price, partially offset by a 6.4% decrease in unit sales. Wholesale volume was negatively impacted by our decision to shift some units from wholesale to retail to meet consumer demand for lower priced vehicles. We estimate that without this shift, our second quarter wholesale unit sales would have decreased from the prior year quarter by less than 10%. Wholesale performance during the second quarter was also impacted by depreciation of approximately $2,500 and the fact that we intentionally slowed buys in reaction to rapidly changing market conditions. This steep depreciation environment continued into September. The increase in average selling price in both the second quarter and first six months of fiscal 2023 was primarily due to increased acquisition costs resulting from continued strong industry valuations.

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

Other sales and revenues decreased 6.6% in the second quarter of fiscal 2023, reflecting the decline in new vehicle sales and EPP revenues. The decline in new car sales was driven by the divestiture of our remaining new car franchise in the third quarter of fiscal 2022. EPP revenues decreased 2.9%, largely reflecting the combined effects of the decline in our retail unit sales, stable penetration and increased margins.

Other sales and revenues increased 0.8% in the first six months of fiscal 2023, reflecting the addition of Edmunds' revenue and an improvement in net third-party finance income, partially offset by a decrease in EPP revenue and a decline in new vehicle sales. Net third-party finance income improved as a result of lower Tier 3 originations. The decline in new car sales was driven by the divestiture of our remaining new car franchise in the third quarter of fiscal 2022. EPP revenues decreased 8.5%, reflecting the decline in our retail unit volume.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2022	2021	Change	2022	2021	Change
Used vehicle gross profit	$495.0	$506.5	(2.3)%	$1,058.5	$1,103.5	(4.1)%
Wholesale vehicle gross profit	140.7	189.0	(25.6)%	332.3	374.9	(11.3)%
Other gross profit	101.4	120.0	(15.4)%	221.7	261.6	(15.2)%
Total	$737.1	$815.5	(9.6)%	$1,612.5	$1,740.0	(7.3)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2022		2021		2022		2021
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,282	7.9	$2,185	8.3	$2,312	8.0	$2,196	9.0
Wholesale vehicle gross profit	$881	8.3	$1,005	11.1	$961	8.7	$1,015	12.2
Other gross profit	$468	59.6	$517	65.8	$484	63.2	$521	75.1

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

Used vehicle gross profit decreased 2.3% in the second quarter of fiscal 2023, driven by the 6.4% decrease in total used unit sales, partially offset by the $97 increase in used vehicle gross profit per unit. Used vehicle gross profit decreased 4.1% in the first six months of fiscal 2023, driven by the 8.9% decrease in total used unit sales, partially offset by the $116 increase in used vehicle gross profit per unit. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.

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

Wholesale vehicle gross profit decreased 25.6% in the second quarter of fiscal 2023, primarily driven by the 15.1% decrease in wholesale unit sales as well as the $124 decrease in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased 11.3% in the first six months of fiscal 2023, primarily driven by the 6.4% decrease in wholesale unit sales as well as the $54 decrease in wholesale vehicle gross profit per unit. Our decision to source a higher mix of older vehicles for retail sale also impacted wholesale vehicle gross profit per unit. When those vehicles cannot be reconditioned to our standards for consumer sales, we shift them to wholesale, which often sell at lower margins. Wholesale gross profit per unit was also impacted by steep market depreciation, which continued into September.

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

Other gross profit decreased 15.4% in the second quarter of fiscal 2023, primarily driven by a $12.5 million decline in service department margins as well as a decrease in EPP revenues, as discussed above. The decline in service department profits was driven by deleverage resulting from lower retail unit sales as well as inflationary pressure.

Other gross profit decreased 15.2% in the first six months of fiscal 2023, primarily driven by a $43.4 million decline in service department margins as well as a decrease in EPP revenues, as discussed above, partially offset by the inclusion of six months of Edmunds' margin in fiscal 2023 compared with three months of Edmunds' margin in fiscal 2022. The decline in service department profits was driven by deleverage resulting from lower retail unit sales as well as inflationary pressure.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2022    Six Months Ended August 31, 2022

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
24%
12%
10%
54%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2022	2021	Change	2022	2021	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$333.8	$299.5	11.4%	$679.0	$583.6	16.3%
Share-based compensation expense	24.5	28.7	(14.5)%	46.8	67.1	(30.3)%
Total compensation and benefits (2)	$358.3	$328.2	9.2%	$725.8	$650.7	11.5%
Occupancy costs	68.8	55.1	25.0%	134.7	105.6	27.5%
Advertising expense	82.9	85.0	(2.5)%	171.8	157.5	9.1%
Other overhead costs (3)	156.0	106.0	47.2%	290.5	214.6	35.5%
Total SG&A expenses	$666.0	$574.3	16.0%	$1,322.8	$1,128.4	17.2%
SG&A as % of gross profit	90.4%	70.4%	20.0%	82.0%	64.8%	17.2%

(1)     Amounts are net of intercompany eliminations.
(2)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 11 for details of share-based compensation expense by grant type.
(3) Includes IT expenses, non-CAF bad debt, preopening and relocation costs, insurance, charitable contributions, travel and other administrative expenses.

SG&A expenses increased 16.0% in the second quarter of fiscal 2023. Factors contributing to the net increase include the following:
•$50.0 million increase in other overhead costs, driven by investments to advance our technology platforms and support our strategic and growth initiatives. The change in other overhead costs was also negatively impacted by a $14 million one-time change in accounting estimate made in the prior year related to non-CAF uncollectible receivables.
•$34.3 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and wage pressures in the prior year, partially offset by steps taken during the current year to better align our staffing expenses with sales.
•$13.7 million increase in store occupancy costs driven by the 5.4% increase in our store base since the beginning of last year's second quarter as well as other growth- and capacity-related costs.
•$4.2 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

SG&A expenses increased 17.2% in the first six months of fiscal 2023. Factors contributing to the net increase include the following:
•$95.4 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and wage pressures as well as the inclusion of Edmunds for six months in the current year compared to three months in the prior year.
•$75.9 million increase in other overhead costs, driven by investments to advance our technology platforms and support our strategic and growth initiatives. Other overhead costs were also negatively impacted by a year-over-year increase in non-CAF uncollectible receivables. This increase reflects several factors including, but not limited to, ongoing DMV processing delays, costs associated with our Love Your Car Guarantee program and field execution opportunities stemming from the dynamic operating environment.
•$29.1 million increase in store occupancy costs driven by the 6.4% increase in our store base since the beginning of the last fiscal year as well as other growth- and capacity-related costs.
•$14.3 million increase in advertising expense driven by our previously communicated investment in advertising spend as well as last year's lower level of spend in the first quarter given our tight inventory position and robust consumer demand.
•$20.3 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased to $32.7 million and $61.5 million in the second quarter and first six months of fiscal 2023, respectively, compared with $22.4 million and $42.9 million in the second quarter and first six months of fiscal 2022. The increase for both periods primarily reflected higher outstanding debt balances in the current fiscal year, including the $700 million term loan issued in October 2021, as well as higher interest rates.

Other Income. Other income of $4.0 million in the second quarter of fiscal 2023 was relatively consistent with $1.8 million in the second quarter of fiscal 2022. Other income decreased to $1.9 million in the first six months of fiscal 2023 compared with $27.4 million in the first six months of fiscal 2022. The decrease for the six month period was primarily due to net gains on an equity investment recorded during fiscal 2022.

Income Taxes.  The effective income tax rate was 24.9% in the second quarter of fiscal 2023 and 25.0% in the first six months of fiscal 2023 versus 22.4% in the second quarter of fiscal 2022 and 22.8% in the first six months of fiscal 2022. The increase in the effective income tax rate for both periods was primarily driven by the difference in excess tax benefit related to settlements of share-based awards.

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

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2022	% (1)	2021	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$357.2	8.8	$324.1	8.8	$703.9	8.8	$634.4	8.8
Interest expense	(62.5)	(1.5)	(60.6)	(1.7)	(111.3)	(1.4)	(126.4)	(1.8)
Total interest margin	$294.7	7.3	$263.5	7.2	$592.6	7.4	$508.0	7.0
Provision for loan losses	$(75.5)	(1.9)	$(35.5)	(1.0)	$(133.3)	(1.7)	$(11.1)	(0.2)
CarMax Auto Finance income	$182.9	4.5	$200.0	5.4	$387.3	4.8	$441.8	6.1

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2022	2021	2022	2021
Net loans originated (in millions)	$2,334.0	$2,372.4	$4,780.8	$4,855.8
Vehicle units financed	89,443	99,671	184,106	218,034
Net penetration rate (1)	41.2%	43.0%	40.2%	43.4%
Weighted average contract rate	9.4%	8.5%	9.2%	8.7%
Weighted average credit score (2)	709	704	706	699
Weighted average loan-to-value (LTV) (3)	88.1%	89.4%	87.8%	89.8%
Weighted average term (in months)	66.3	66.6	66.3	66.4

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2022	2021	2022	2021
Total ending managed receivables	$16,349.3	$14,984.4	$16,349.3	$14,984.4
Total average managed receivables	$16,176.2	$14,683.3	$15,996.6	$14,416.0
Allowance for loan losses	$477.5	$398.1	$477.5	$398.1
Allowance for loan losses as a percentage of ending managed receivables	2.92%	2.66%	2.92%	2.66%
Net credit losses on managed receivables	$56.2	$16.9	$88.8	$24.1
Annualized net credit losses as a percentage of total average managed receivables	1.39%	0.46%	1.11%	0.34%
Past due accounts as a percentage of ending managed receivables	4.64%	2.72%	4.64%	2.72%
Average recovery rate (1)	67.3%	66.3%	69.1%	65.4%

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

•CAF Income (Decrease of $17.2 million, or 8.6%, and decrease of $54.4 million, or 12.3%, in the second quarter and first six months of fiscal 2023, respectively)
◦The decrease in CAF income for both the second quarter and first six months of fiscal 2023 reflects a year-over-year swing in the provision for loan losses as discussed below.
◦The increase in the provision for loan losses for both periods was partially offset by increases in the total interest margin and average managed receivables.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $75.5 million and $133.3 million in the second quarter and first six months of fiscal 2023, respectively, compared with expense of $35.5 million and $11.1 million in the second quarter and first six months of fiscal 2022, respectively.
◦The increase in the provision for both the second quarter and six month period was primarily the result of a reduced provision coming out of the pandemic in the prior year periods.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.92% as of August 31, 2022, compared with 2.66% as of August 31, 2021 and 2.77% as of February 28, 2022. The increase in the allowance percentage from February primarily reflected the effect of the previously disclosed expansion of Tier 2 and Tier 3 originations within CAF’s portfolio.

•Total Interest Margin (Increased to 7.3% and 7.4% in the second quarter and first six months of fiscal 2023, respectively, from 7.2% and 7.0% in the second quarter and first six months of fiscal 2022)
◦The increase in the total interest margin percentage for the second quarter was primarily driven by a $9.4 million benefit related to swaps not designated as hedges for accounting purposes.
◦The increase in the total interest margin percentage for the first six months of fiscal 2023 was primarily the result of lower funding costs as well as an $18.6 million benefit related to swaps not designated as hedges for accounting purposes.

•Loan Origination and Performance
◦The decrease in net loan originations in the second quarter and first six months of fiscal 2023 resulted from a decrease in used unit sales and the net penetration rate, partially offset by an increase in the average amount financed.
◦CAF net penetration in the second quarter and first six months of fiscal 2023 declined from the prior year periods, largely reflecting an increase in the mix of customers utilizing outside financing.
◦The weighted average contract rate increased to 9.4% in the second quarter of fiscal 2023, compared with 8.5% in the prior year quarter. The weighted average contract rate increased to 9.2% in the first six months of fiscal 2023, compared with 8.7% in the prior year period. The increases for both periods were primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the second quarter and first six months of fiscal 2023 primarily reflected unusually low delinquency levels experienced in the prior year periods as well as the impact of the expansion of Tier 2 and Tier 3 originations within CAF's portfolio.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of ten stores in fiscal 2023. During the first half of fiscal 2023, we entered the New York City metro market by opening three stores. We anticipate opening two more stores in this market in the next fiscal year. We currently estimate capital expenditures will total approximately $500 million in fiscal 2023, an increase from $308.5 million in fiscal 2022. The increase in planned capital spending in fiscal 2023 largely reflects long-term growth capacity initiatives for our auction, sales and production facilities in addition to continued investments in technology. We expect approximately 30% of our capital expenditures in fiscal 2023 will be focused on investments in technology.

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
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was at the middle of our targeted range for the second quarter of fiscal 2023. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.
Operating Activities.  During the first six months of fiscal 2023, net cash provided by operating activities totaled $479.6 million, compared with cash used in operating activities of $1.39 billion in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $804.9 million in the current year period compared with $1.18 billion in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $654.4 million in the current year period compared with $1.21 billion in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of August 31, 2022, total inventory was $4.67 billion, representing a decrease of $452.9 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in vehicle units reflecting the seasonal pattern in inventory levels.

The change in net cash provided by (used in) operating activities for the first six months of the current fiscal year compared with the prior year period reflected the changes in inventory and auto loans receivable, as discussed above, as well as timing-related changes in accounts receivable, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first six months of fiscal 2023, net cash used in investing activities totaled $207.3 million compared with $380.2 million in fiscal 2022.  Capital expenditures were $204.5 million in the current year period versus $137.8 million in the prior year period.  Capital expenditures primarily included store construction costs and store remodeling expenses as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2022, 153 of our 234 used car stores were located on owned sites and 81 were located on leased sites, including 25 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of fiscal 2023, net cash used in financing activities totaled $322.2 million compared with net cash provided by financing activities of $1.77 billion in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $654.4 million compared with $1.21 billion in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first six months of fiscal 2023, cash used in financing activities was impacted by stock repurchases of $325.2 million as well as net payments on our long-term debt of $644.7 million. During the first six months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $355.5 million as well as net proceeds on our long-term debt of $867.2 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$605,450	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,422	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	520,005	524,766
Non-recourse notes payable	Various dates through February 2029	16,121,244	15,466,799
Total debt (3)		$18,746,121	$18,734,417
Cash and cash equivalents		$56,772	$102,716

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

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2022, we were in compliance with these financial covenants.

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

As of August 31, 2022, $13.12 billion and $3.00 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2023, we funded a total of $3.15 billion in asset-backed term funding transactions.  As of August 31, 2022, we had $2.40 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  In April 2022, our board of directors increased our share repurchase authorization by $2 billion. As of August 31, 2022, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. See Note 11 for more information on share repurchase activity.

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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company's repurchase of common stock for the second quarter of fiscal 2023. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2022	575,500	$93.31	575,500	$2,563,233,107
July 1 - 31, 2022	565,556	$93.20	565,556	$2,510,523,456
August 1 - 31, 2022	588,516	$96.15	588,516	$2,453,937,874
Total	1,729,572		1,729,572

Item 6.    Exhibits

10.1	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2023, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

September 30, 2022