Form 10-Q
period 2022-11-30
CARMAX INC
filed 2023-01-06
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 4, 2023
Common Stock, par value $0.50	158,023,499

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2022 and 2021	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2022 and 2021	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2022 and February 28, 2022	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2022 and 2021	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2022 and 2021	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 6.	Exhibits	50

SIGNATURES			51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2022	%(1)	2021	%(1)	2022	%(1)	2021	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,204,584	80.0	$6,435,590	75.5	$18,503,159	77.2	$18,697,300	77.2
Wholesale vehicle sales	1,152,207	17.7	1,922,283	22.5	4,959,050	20.7	4,998,212	20.6
Other sales and revenues	149,165	2.3	169,886	2.0	500,171	2.1	518,205	2.1
NET SALES AND OPERATING REVENUES	6,505,956	100.0	8,527,759	100.0	23,962,380	100.0	24,213,717	100.0
COST OF SALES:
Used vehicle cost of sales	4,801,790	73.8	5,927,237	69.5	17,041,898	71.1	17,085,416	70.6
Wholesale vehicle cost of sales	1,037,534	15.9	1,710,103	20.1	4,512,053	18.8	4,411,175	18.2
Other cost of sales	89,944	1.4	53,859	0.6	219,205	0.9	140,573	0.6
TOTAL COST OF SALES	5,929,268	91.1	7,691,199	90.2	21,773,156	90.9	21,637,164	89.4
GROSS PROFIT	576,688	8.9	836,560	9.8	2,189,224	9.1	2,576,553	10.6
CARMAX AUTO FINANCE INCOME	152,196	2.3	165,968	1.9	539,538	2.3	607,732	2.5
Selling, general and administrative expenses	591,727	9.1	575,930	6.8	1,914,508	8.0	1,704,285	7.0
Depreciation and amortization	57,377	0.9	54,428	0.6	170,717	0.7	157,107	0.6
Interest expense	30,150	0.5	24,303	0.3	91,670	0.4	67,247	0.3
Other income	(363)	—	(8,094)	(0.1)	(2,303)	—	(35,453)	(0.1)
Earnings before income taxes	49,993	0.8	355,961	4.2	554,170	2.3	1,291,099	5.3
Income tax provision	12,413	0.2	86,523	1.0	138,420	0.6	299,638	1.2
NET EARNINGS	$37,580	0.6	$269,438	3.2	$415,750	1.7	$991,461	4.1
WEIGHTED AVERAGE COMMON SHARES:
Basic	158,003		162,006		159,044		162,710
Diluted	158,536		164,873		160,195		165,606
NET EARNINGS PER SHARE:
Basic	$0.24		$1.66		$2.61		$6.09
Diluted	$0.24		$1.63		$2.60		$5.99

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2022	2021	2022	2021
NET EARNINGS	$37,580	$269,438	$415,750	$991,461
Other comprehensive income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	482	659	1,444	1,976
Net change in cash flow hedge unrecognized gains	24,939	11,383	102,398	16,414
Other comprehensive income, net of taxes	25,421	12,042	103,842	18,390
TOTAL COMPREHENSIVE INCOME	$63,001	$281,480	$519,592	$1,009,851

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$688,618	$102,716
Restricted cash from collections on auto loans receivable	466,525	548,099
Accounts receivable, net	246,794	560,984
Inventory	3,414,937	5,124,569
Other current assets	167,143	212,922
TOTAL CURRENT ASSETS	4,984,017	6,549,290
Auto loans receivable, net of allowance for loan losses of $491,047 and $433,030 as of November 30, 2022 and February 28, 2022, respectively	16,240,832	15,289,701
Property and equipment, net of accumulated depreciation of $1,585,271 and $1,437,548 as of November 30, 2022 and February 28, 2022, respectively	3,375,001	3,209,068
Deferred income taxes	87,262	120,931
Operating lease assets	529,781	537,357
Goodwill	141,258	141,258
Other assets	580,790	490,659
TOTAL ASSETS	$25,938,941	$26,338,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$802,780	$937,717
Accrued expenses and other current liabilities	496,202	533,271
Current portion of operating lease liabilities	51,215	44,197
Current portion of long-term debt	112,708	11,203
Current portion of non-recourse notes payable	474,147	521,069
TOTAL CURRENT LIABILITIES	1,937,052	2,047,457
Long-term debt, excluding current portion	1,903,223	3,255,304
Non-recourse notes payable, excluding current portion	15,737,459	14,919,715
Operating lease liabilities, excluding current portion	509,106	523,269
Other liabilities	364,528	357,080
TOTAL LIABILITIES	20,451,368	21,102,825

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,019,398 and 161,053,983 shares issued and outstanding as of November 30, 2022 and February 28, 2022, respectively	79,010	80,527
Capital in excess of par value	1,697,062	1,677,268
Accumulated other comprehensive income (loss)	57,420	(46,422)
Retained earnings	3,654,081	3,524,066
TOTAL SHAREHOLDERS’ EQUITY	5,487,573	5,235,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,938,941	$26,338,264

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net earnings	$415,750	$991,461
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	202,655	200,819
Share-based compensation expense	64,974	108,962
Provision for loan losses	218,967	87,342
Provision for cancellation reserves	79,924	91,607
Deferred income tax (benefit) provision	(2,178)	19,564
Other	8,879	(26,808)
Net decrease (increase) in:
Accounts receivable, net	314,190	(290,346)
Inventory	1,709,632	(1,502,323)
Other current assets	149,777	(13,615)
Auto loans receivable, net	(1,170,098)	(1,764,693)
Other assets	(43,502)	(18,309)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(195,154)	170,474
Other liabilities	(91,739)	(136,780)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,662,077	(2,082,645)
INVESTING ACTIVITIES:
Capital expenditures	(319,486)	(226,903)
Proceeds from disposal of property and equipment	3,806	260
Proceeds from sale of business	—	12,284
Purchases of investments	(6,460)	(13,676)
Sales and returns of investments	3,486	36,915
Business acquisition, net of cash acquired	—	(241,563)
NET CASH USED IN INVESTING ACTIVITIES	(318,654)	(432,683)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	2,863,500	5,804,200
Payments on long-term debt	(4,116,775)	(4,524,973)
Cash paid for debt issuance costs	(13,987)	(14,473)
Payments on finance lease obligations	(10,056)	(8,822)
Issuances of non-recourse notes payable	11,351,696	11,217,298
Payments on non-recourse notes payable	(10,581,076)	(9,565,649)
Repurchase and retirement of common stock	(333,814)	(475,950)
Equity issuances	13,504	76,310
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(827,008)	2,507,941
Increase (decrease) in cash, cash equivalents, and restricted cash	516,415	(7,387)
Cash, cash equivalents, and restricted cash at beginning of year	803,618	771,947
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,320,033	$764,560

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$688,618	$62,598
Restricted cash from collections on auto loans receivable	466,525	552,487
Restricted cash included in other assets	164,890	149,475
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,320,033	$764,560

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2022
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	252,265	—	252,265
Other comprehensive income	—	—	—	—	52,314	52,314
Share-based compensation expense	—	—	21,594	—	—	21,594
Repurchases of common stock	(1,644)	(822)	(17,207)	(139,565)	—	(157,594)
Exercise of common stock options	49	24	3,418	—	—	3,442
Stock incentive plans, net shares issued	155	78	(6,901)	—	—	(6,823)
Balance as of May 31, 2022	159,614	$79,807	$1,678,172	$3,636,766	$5,892	$5,400,637
Net earnings	—	—	—	125,905	—	125,905
Other comprehensive income	—	—	—	—	26,107	26,107
Share-based compensation expense	—	—	15,062	—	—	15,062
Repurchases of common stock	(1,730)	(865)	(18,279)	(143,873)	—	(163,017)
Exercise of common stock options	155	78	9,762	—	—	9,840
Stock incentive plans, net shares issued	5	2	(309)	—	—	(307)
Balance as of August 31, 2022	158,044	$79,022	$1,684,408	$3,618,798	$31,999	$5,414,227
Net earnings	—	—	—	37,580	—	37,580
Other comprehensive income	—	—	—	—	25,421	25,421
Share-based compensation expense	—	—	12,797	—	—	12,797
Repurchases of common stock	(30)	(15)	(320)	(2,297)	—	(2,632)
Exercise of common stock options	4	2	218	—	—	220
Stock incentive plans, net shares issued	1	1	(41)	—	—	(40)
Balance as of November 30, 2022	158,019	$79,010	$1,697,062	$3,654,081	$57,420	$5,487,573

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

Recent Accounting Pronouncements.
Effective in Future Periods
In September 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2022-04) related to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2023, and we do not expect it to have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2022	2021	2022	2021
Used vehicle sales	$5,204.6	$6,435.6	$18,503.2	$18,697.3
Wholesale vehicle sales	1,152.2	1,922.3	4,959.1	4,998.2
Other sales and revenues:
Extended protection plan revenues	91.8	106.6	318.1	353.8
Third-party finance income/(fees), net	1.0	1.6	7.1	(0.3)
Advertising & subscription revenues (1)	33.3	33.3	101.9	67.9
Service revenues	19.6	19.7	60.8	62.9
Other	3.5	8.7	12.3	33.9
Total other sales and revenues	149.2	169.9	500.2	518.2
Total net sales and operating revenues	$6,506.0	$8,527.8	$23,962.4	$24,213.7

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled, subject to various constraints, is recognized upon satisfying the performance obligation of selling the ESP. These constraints include factors that are outside of the company’s influence or control and the length of time until settlement. We apply the expected value method, utilizing historical claims and cancellation data from CarMax customers, as well as external data and other qualitative assumptions. This estimate is reassessed each reporting period with changes reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets. As of November 30, 2022 and February 28, 2022, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2022	% (1)	2021	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$365.4	8.8	$330.0	8.6	$1,069.3	8.8	$964.4	8.7
Interest expense	(88.8)	(2.1)	(53.6)	(1.4)	(200.1)	(1.6)	(180.0)	(1.6)
Total interest margin	276.6	6.7	276.4	7.2	869.2	7.2	784.4	7.1
Provision for loan losses	(85.7)	(2.1)	(76.2)	(2.0)	(219.0)	(1.8)	(87.3)	(0.8)
Total interest margin after provision for loan losses	190.9	4.6	200.2	5.2	650.2	5.4	697.1	6.3
Direct expenses:
Payroll and fringe benefit expense	(16.1)	(0.4)	(12.7)	(0.3)	(46.7)	(0.4)	(37.7)	(0.3)
Depreciation and amortization	(4.0)	(0.1)	(2.4)	(0.1)	(11.6)	(0.1)	(2.8)	—
Other direct expenses	(18.7)	(0.5)	(19.2)	(0.5)	(52.4)	(0.4)	(48.9)	(0.4)
Total direct expenses	(38.8)	(0.9)	(34.3)	(0.9)	(110.7)	(0.9)	(89.4)	(0.8)
CarMax Auto Finance income	$152.2	3.7	$166.0	4.3	$539.5	4.4	$607.7	5.5

Total average managed receivables	$16,540.2		$15,288.8		$16,177.8		$14,706.9

(1)     Annualized percentage of total average managed receivables.

5. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $16.24 billion as of November 30, 2022, and $15.47 billion as of February 28, 2022. See Note 10 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of November 30	As of February 28
(In millions)	2022	2022
Asset-backed term funding	$12,342.0	$11,653.8
Warehouse facilities	3,420.9	3,291.9
Overcollateralization (1)	688.1	489.1
Other managed receivables (2)	201.7	217.5
Total ending managed receivables	16,652.7	15,652.3
Accrued interest and fees	83.3	67.3
Other	(4.2)	3.1
Less: allowance for loan losses	(491.0)	(433.0)
Auto loans receivable, net	$16,240.8	$15,289.7

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

Ending Managed Receivables by Major Credit Grade

	As of November 30, 2022
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,154.3	$2,815.6	$1,252.9	$800.6	$290.0	$63.4	$8,376.8	50.3
B	2,079.9	2,020.1	907.2	564.1	268.0	87.4	5,926.7	35.6
C and other	595.5	667.8	350.1	194.4	90.7	38.3	1,936.8	11.6
Total core managed receivables	5,829.7	5,503.5	2,510.2	1,559.1	648.7	189.1	16,240.3	97.5
Other managed receivables (4):
C and other	222.4	127.2	16.9	23.8	15.5	6.6	412.4	2.5
Total ending managed receivables	$6,052.1	$5,630.7	$2,527.1	$1,582.9	$664.2	$195.7	$16,652.7	100.0

	As of February 28, 2022
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
Core managed receivables (3):
A	$3,885.5	$1,788.3	$1,266.1	$574.1	$203.4	$32.3	$7,749.7	49.5
B	2,795.2	1,288.5	857.7	473.1	205.2	50.4	5,670.1	36.2
C and other	919.1	496.2	294.8	156.7	73.8	29.6	1,970.2	12.6
Total core managed receivables	7,599.8	3,573.0	2,418.6	1,203.9	482.4	112.3	15,390.0	98.3
Other managed receivables (4):
C and other	165.2	23.9	34.7	23.8	10.0	4.7	262.3	1.7
Total ending managed receivables	$7,765.0	$3,596.9	$2,453.3	$1,227.7	$492.4	$117.0	$15,652.3	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at November 30, 2022 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

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

Allowance for Loan Losses

	Three Months Ended November 30, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$396.1	$81.4	$477.5	2.92
Charge-offs	(96.3)	(16.3)	(112.6)
Recoveries	35.7	4.7	40.4
Provision for loan losses	60.9	24.8	85.7
Balance as of end of period	$396.4	$94.6	$491.0	2.95

	Three Months Ended November 30, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$360.0	$38.1	$398.1	2.66
Charge-offs	(61.6)	(6.6)	(68.2)
Recoveries	18.8	1.6	20.4
Provision for loan losses	68.5	7.7	76.2
Balance as of end of period	$385.7	$40.8	$426.5	2.75

	Nine Months Ended November 30, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77
Charge-offs	(241.9)	(35.0)	(276.9)
Recoveries	104.7	11.2	115.9
Provision for loan losses	156.1	62.9	219.0
Balance as of end of period	$396.4	$94.6	$491.0	2.95

	Nine Months Ended November 30, 2021
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$379.4	$31.7	$411.1	2.97
Charge-offs	(140.6)	(13.1)	(153.7)
Recoveries	76.1	5.7	81.8
Provision for loan losses	70.8	16.5	87.3
Balance as of end of period	$385.7	$40.8	$426.5	2.75

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first nine months of fiscal 2023, the allowance for loan losses increased $58.0 million, primarily reflecting growth in receivables. The increase in the allowance as a percent of total ending managed receivables was primarily driven by the previously disclosed expansion of our Tier 2 and Tier 3 originations within CAF's portfolio. While loss performance was unfavorable compared to the prior year period, the prior year performance fluctuated outside normal expectations. The allowance for loan losses as of November 30, 2022 reflects the historical loss performance experienced prior to the pandemic as well as increases for our Tier 3 expansion and growing Tier 2 portfolio.

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

Past Due Receivables

	As of November 30, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,340.4	$5,570.5	$1,605.2	$15,516.1	$304.8	$15,820.9	95.01
Delinquent loans:
31-60 days past due	21.7	211.9	183.2	416.8	57.3	474.1	2.85
61-90 days past due	11.6	116.4	122.7	250.7	41.4	292.1	1.75
Greater than 90 days past due	3.1	27.9	25.7	56.7	8.9	65.6	0.39
Total past due	36.4	356.2	331.6	724.2	107.6	831.8	4.99
Total ending managed receivables	$8,376.8	$5,926.7	$1,936.8	$16,240.3	$412.4	$16,652.7	100.00

	As of February 28, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,711.9	$5,401.3	$1,702.7	$14,815.9	$206.4	$15,022.3	95.98
Delinquent loans:
31-60 days past due	25.4	173.3	160.4	359.1	33.0	392.1	2.50
61-90 days past due	9.2	75.6	85.2	170.0	19.1	189.1	1.21
Greater than 90 days past due	3.2	19.9	21.9	45.0	3.8	48.8	0.31
Total past due	37.8	268.8	267.5	574.1	55.9	630.0	4.02
Total ending managed receivables	$7,749.7	$5,670.1	$1,970.2	$15,390.0	$262.3	$15,652.3	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (loss) (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $47.2 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and nine months ended November 30, 2022, we recognized income of $5.0 million and $23.6 million, respectively, in CAF income representing these changes in fair value.

As of November 30, 2022 and February 28, 2022, we had interest rate swaps outstanding with a combined notional amount of $4.68 billion and $3.64 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30,

2022 and February 28, 2022, we had interest rate swaps with a combined notional amount of $1.11 billion and $578.3 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,261,183	$—	$1,261,183
Mutual fund investments	21,485	—	21,485
Derivative instruments designated as hedges	—	89,485	89,485
Derivative instruments not designated as hedges	—	32,923	32,923
Total assets at fair value	$1,282,668	$122,408	$1,405,076

Percent of total assets at fair value	91.3%	8.7%	100.0%
Percent of total assets	4.9%	0.5%	5.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(3,599)	$(3,599)
Total liabilities at fair value	$—	$(3,599)	$(3,599)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$701,865	$—	$701,865
Mutual fund investments	24,022	—	24,022
Derivative instruments designated as hedges	—	39,452	39,452
Derivative instruments not designated as hedges	—	9,339	9,339
Total assets at fair value	$725,887	$48,791	$774,678

Percent of total assets at fair value	93.7%	6.3%	100.0%
Percent of total assets	2.8%	0.2%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,379)	$(1,379)
Total liabilities at fair value	$—	$(1,379)	$(1,379)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2022 and February 28, 2022, respectively, are as follows:

(In thousands)	As of November 30, 2022	As of February 28, 2022
Carrying value	$500,000	$500,000
Fair value	$474,771	$517,396

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2022	2021	2022	2021
Balance as of beginning of period	$148.8	$144.3	$144.7	$124.5
Cancellations	(25.2)	(25.2)	(80.3)	(68.3)
Provision for future cancellations	20.7	28.7	79.9	91.6
Balance as of end of period	$144.3	$147.8	$144.3	$147.8

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2022 and February 28, 2022, the current portion of cancellation reserves was $80.4 million and $78.7 million, respectively.

9. Income Taxes

We had $26.7 million of gross unrecognized tax benefits as of November 30, 2022, and $24.8 million as of February 28, 2022.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2022.

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

10. Debt

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$—	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,458	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	517,349	524,766
Non-recourse notes payable	Various dates through April 2029	16,237,419	15,466,799
Total debt		18,254,226	18,734,417
Less: current portion		(586,855)	(532,272)
Less: unamortized debt issuance costs		(26,689)	(27,126)
Long-term debt, net		$17,640,682	$18,175,019

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of November 30, 2022, the unused capacity of $2.00 billion was fully available to us.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 4.67% as of November 30, 2022, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through April 2029, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of November 30, 2022 are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2022 expiration	$0.25
February 2023 expiration	2.85
August 2023 expiration	2.30
Combined warehouse facility limit	$5.40
Unused capacity	$1.98

Non-recourse notes payable outstanding:
Warehouse facilities	$3.42
Asset-backed term funding transactions	12.82
Non-recourse notes payable	$16.24

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2022 and 2021, we capitalized interest of $3.6 million and $5.0 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, financial covenants and performance triggers.  As of November 30, 2022, we were in compliance with all financial covenants and our non-recourse funding vehicles were in compliance with the related performance triggers.

11. Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program
In April 2022, our board of directors (“board”) increased our share repurchase authorization by $2.0 billion. As of November 30, 2022, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. Share repurchases were paused during the third quarter of fiscal 2023.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2022	2021	2022	2021
Number of shares repurchased (in thousands)	30.0	851.1	3,403.9	3,602.8
Average cost per share	$87.70	$135.52	$94.95	$127.65
Available for repurchase, as of end of period (in millions)	$2,451.3	$876.2	$2,451.3	$876.2

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2022	2021	2022	2021
Cost of sales	$333	$1,896	$1,474	$5,719
CarMax Auto Finance income	981	1,560	1,394	4,749
Selling, general and administrative expenses	17,213	33,328	63,983	100,453
Share-based compensation expense, before income taxes	$18,527	$36,784	$66,851	$110,921

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2022	2021	2022	2021
Nonqualified stock options	$8,968	$7,846	$29,648	$27,375
Cash-settled restricted stock units (RSUs)	5,167	23,836	15,521	62,398
Stock-settled market stock units (MSUs)	3,358	3,171	12,234	11,260
Other share-based incentives:
Stock-settled performance stock units (PSUs)	209	964	5,150	5,334
Restricted stock (RSAs)	262	365	571	670
Stock-settled deferred stock units (DSUs)	—	—	1,850	1,925
Employee stock purchase plan	563	602	1,877	1,959
Total other share-based incentives	$1,034	$1,931	$9,448	$9,888
Share-based compensation expense, before income taxes	$18,527	$36,784	$66,851	$110,921

(C)Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2022
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2022	5,796	393	170	1,163
Granted	1,285	137	50	677
Exercised or vested and converted	(208)	(122)	(80)	(748)
Cancelled	(48)	(6)	(5)	(68)
Outstanding as of November 30, 2022	6,825	402	135	1,024

Weighted average grant date fair value per share/unit:

Granted	$33.35	$126.59	$95.58	$91.20
Ending outstanding	$25.69	$120.96	$99.04	$97.23

	As of November 30, 2022
Unrecognized compensation (in millions)	$59.0	$18.2	$2.4

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2022	2021	2022	2021
Net earnings	$37,580	$269,438	$415,750	$991,461

Weighted average common shares outstanding	158,003	162,006	159,044	162,710
Dilutive potential common shares:
Stock options	268	2,373	857	2,391
Stock-settled stock units and awards	265	494	294	505
Weighted average common shares and dilutive potential common shares	158,536	164,873	160,195	165,606

Basic net earnings per share	$0.24	$1.66	$2.61	$6.09
Diluted net earnings per share	$0.24	$1.63	$2.60	$5.99

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2022 and 2021, options to purchase 4,934,554 shares and 776,853 shares of common stock, respectively, were not included. For the nine months ended November 30, 2022 and 2021, options to purchase 1,917,727 shares and 701,970 shares of common stock, respectively, were not included.

13. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income (Loss)
Balance as of February 28, 2022	$(73,001)	$26,579	$(46,422)
Other comprehensive income before reclassifications	—	113,510	113,510
Amounts reclassified from accumulated other comprehensive income (loss)	1,444	(11,112)	(9,668)
Other comprehensive income	1,444	102,398	103,842
Balance as of November 30, 2022	$(71,557)	$128,977	$57,420

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2022	2021	2022	2021
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$272	$367	$810	$1,083
CarMax Auto Finance income	19	21	51	64
Selling, general and administrative expenses	346	481	1,048	1,458
Total amortization reclassifications recognized in net pension expense	637	869	1,909	2,605
Tax expense	(155)	(210)	(465)	(629)
Amortization reclassifications recognized in net pension expense, net of tax	482	659	1,444	1,976
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	482	659	1,444	1,976

Cash Flow Hedges (Note 6):
Changes in fair value	42,521	11,339	152,731	8,668
Tax expense	(10,919)	(2,985)	(39,221)	(2,282)
Changes in fair value, net of tax	31,602	8,354	113,510	6,386
Reclassifications to CarMax Auto Finance income	(8,965)	4,111	(14,951)	13,610
Tax benefit (expense)	2,302	(1,082)	3,839	(3,582)
Reclassification of hedge (gains) losses, net of tax	(6,663)	3,029	(11,112)	10,028
Net change in cash flow hedge unrecognized gains, net of tax	24,939	11,383	102,398	16,414
Total other comprehensive income, net of tax	$25,421	$12,042	$103,842	$18,390

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $21.7 million as of November 30, 2022 and $14.2 million as of February 28, 2022.

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
The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2022	2021	2022	2021
Operating lease cost (1)	$22,450	$20,581	$68,381	$53,631
Finance lease cost:
Depreciation of lease assets	4,178	3,383	11,701	9,784
Interest on lease liabilities	5,728	4,257	16,129	12,531
Total finance lease cost	9,906	7,640	27,830	22,315
Total lease cost	$32,356	$28,221	$96,211	$75,946

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 28
(In thousands)	Classification	2022	2022
Assets:
Operating lease assets	Operating lease assets	$529,781	$537,357
Finance lease assets	Property and equipment, net (1)	146,826	127,183
Total lease assets		$676,607	$664,540
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$51,215	$44,197
Finance leases	Accrued expenses and other current liabilities	18,152	10,290
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	509,106	523,269
Finance leases	Other liabilities	162,264	145,179
Total lease liabilities		$740,737	$722,935

(1)    Finance lease assets are recorded net of accumulated depreciation of $42.4 million as of November 30, 2022 and $30.7 million as of February 28, 2022.

Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 28
Lease Term and Discount Rate	2022	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	16.68	17.31
Finance leases	11.02	12.42

Weighted Average Discount Rate
Operating leases	4.84%	4.80%
Finance leases	19.50%	14.35%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,675	$51,527
Operating cash flows from finance leases	$12,747	$8,086
Financing cash flows from finance leases	$10,056	$8,822

Lease assets obtained in exchange for lease obligations:
Operating leases	$29,027	$45,491
Finance leases	$31,344	$24,772

Maturities of lease liabilities were as follows:

	As of November 30, 2022
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2023, remaining	$18,699	$8,729
Fiscal 2024	76,168	40,620
Fiscal 2025	74,353	37,764
Fiscal 2026	68,771	38,901
Fiscal 2027	62,201	34,811
Thereafter	578,907	219,889
Total lease payments	879,099	380,714
Less: interest	(318,778)	(200,298)
Present value of lease liabilities	$560,321	$180,416
(1)    Lease payments exclude $31.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

15. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2022	2021
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$3,123	$9,933

See Note 14 for supplemental cash flow information related to leases.

16. Contingent Liabilities

Litigation.  CarMax entities are defendants in a proceeding asserting wage and hour claims with respect to non-exempt CarMax employees in California. The asserted claims include failure to provide meal periods and rest breaks; pay statutory or contractual wages; reimburse for work-related expenses; and Private Attorneys General Act (“PAGA”) claims. On July 9, 2021, Daniel Bendure v. CarMax Auto Superstores California, LLC et al., a putative class action, was filed in the Superior Court of California, County of San Bernardino. The Bendure lawsuit seeks civil penalties for violation of the Labor Code, attorneys’ fees, costs, restitution of unpaid wages, interest, injunctive and equitable relief, general damages, and special damages. Bendure subsequently decided not to proceed with an individual or putative class claim, but rather filed and served a PAGA-only complaint in the Superior Court of California for the County of San Bernardino on December 7, 2021, based on the same allegations pled in the original complaint. CarMax filed a motion to compel arbitration. The Court has stayed all discovery until after it rules on CarMax’s motion to compel arbitration.

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
In light of the Viking River decision, CarMax filed a motion to compel arbitration of the individual Bendure claim and to dismiss Bendure’s representative PAGA claims. On November 29, 2022, the Court granted the motion to compel arbitration of the Bendure individual PAGA claims and stayed the motion to dismiss any representative PAGA claims pending the Adolph v. Uber decision.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $26.0 million as of November 30, 2022, and $18.5 million as of February 28, 2022, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended November 30, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$6,472,702	$33,254	$—	$6,505,956
Intersegment sales and operating revenues	—	5,549	(5,549)	—
Total sales and operating revenues	$6,472,702	$38,803	$(5,549)	$6,505,956
Depreciation and amortization (1)	$404	$3,735	$—	$4,139
Gross profit	$554,057	$23,780	$(1,149)	$576,688
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				152,196
Selling, general and administrative expenses				(591,727)
Depreciation and amortization (2)				(57,377)
Interest expense				(30,150)
Other income (expense)				363
Earnings before income taxes				$49,993

	Nine Months Ended November 30, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$23,860,462	$101,918	$—	$23,962,380
Intersegment sales and operating revenues	—	20,219	(20,219)	—
Total sales and operating revenues	$23,860,462	$122,137	$(20,219)	$23,962,380
Depreciation and amortization (1)	$1,092	$10,199	$—	$11,291
Gross profit	$2,115,631	$77,869	$(4,276)	$2,189,224
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				539,538
Selling, general and administrative expenses				(1,914,508)
Depreciation and amortization (2)				(170,717)
Interest expense				(91,670)
Other income (expense)				2,303
Earnings before income taxes				$554,170

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

As of November 30, 2022, we operated 235 used car stores in 108 U.S. television markets. As of that date, wholesale auctions previously held at many of our used car stores were being conducted virtually.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.4% of our retail used vehicle unit sales in the first nine months of fiscal 2023.  As of November 30, 2022, CAF serviced approximately 1.1 million customer accounts in its $16.65 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first nine months of fiscal 2023 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2023 as compared to the third quarter and first nine months of fiscal 2022 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2022	Change from Three Months Ended November 30, 2021	Nine Months Ended November 30, 2022	Change from Nine Months Ended November 30, 2021
Income statement information
Net sales and operating revenues	$6,506.0	(23.7)%	$23,962.4	(1.0)%
Gross profit	$576.7	(31.1)%	$2,189.2	(15.0)%
CAF income	$152.2	(8.3)%	$539.5	(11.2)%
Selling, general and administrative expenses	$591.7	2.7%	$1,914.5	12.3%
Net earnings	$37.6	(86.1)%	$415.8	(58.1)%
Unit sales information
Used unit sales	180,050	(20.8)%	637,939	(12.6)%
Change in used unit sales in comparable stores	(22.4)%	N/A	(14.3)%	N/A
Wholesale unit sales	118,757	(36.7)%	464,741	(16.6)%
Per unit information
Used gross profit per unit	$2,237	0.1%	$2,291	3.8%
Wholesale gross profit per unit	$966	(14.6)%	$962	(8.7)%
SG&A as a % of gross profit	102.6%	33.8%	87.5%	21.4%
Per share information
Net earnings per diluted share	$0.24	(85.3)%	$2.60	(56.6)%
Online sales metrics
Online retail sales (2)	12%	3%	11%	2%
Omni sales (3)	52%	(5)%	53%	(3)%
Revenue from online transactions (4)	28%	(2)%	30%	3%
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

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales, as well as paused our share repurchases and slowed the rate of our store growth and capital expenditures. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

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

During the first quarter of fiscal 2023, we enabled online self-progression for all of our retail customers. All customers are now eligible to complete an online retail sale independently if they choose. In the third quarter of fiscal 2023, online retail sales accounted for 12% of retail unit sales, up from 11% in the previous quarter and 9% in the prior year quarter. Omni sales represented approximately 52% of retail sales, down slightly from the previous quarter as well as the prior year quarter. Online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two.

Revenue from online transactions was $1.8 billion, or approximately 28% of net revenues in the third quarter of fiscal 2023, down from 30% in the previous quarter as well as the prior year quarter.

We purchased approximately 238,000 vehicles from consumers and dealers during the third quarter of fiscal 2023, down 40% from the prior year quarter and up approximately 19% from the third quarter of fiscal 2021. Approximately 14,000 vehicles were purchased through MaxOffer, our digital appraisal product for dealers, down 32% from the prior quarter but up 16% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. For the third quarter of fiscal 2023, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.

Our investments in the near term will focus on initiatives that unlock operational efficiencies and create better experiences for our associates and customers. Examples of these initiatives include:

•Making it simple for customers to choose the express pick-up option through self-progression, which provides customers the ability to complete their transaction at one of our stores in as little as 30 minutes.
•Enhancing online features to help customers feel more confident in completing key transaction steps on their own and to make it easier to go back and forth between assisted help and self-progression.
•Integrating our finance-based shopping capability into our stores and CECs so that all consumers can utilize this product, as well as adding additional third-party finance providers to the finance-based shopping platform.

While we have slowed the pace of these investments, we continue to selectively invest in initiatives that have the potential to activate new capabilities while lowering our costs, including the following:

•Leveraging technology to enhance our transportation logistics capabilities, which will enable us to consolidate loads, increase our mix of full loads and reduce the truck volume in and out of our stores.
•Upgrading our auction experience by deploying a modernized vehicle detail page that is mobile friendly and efficiently displays the most relevant information dealers need to preview our wholesale inventory, similar to how customers shop our retail inventory.
•Updating the MaxOffer product to provide a fully digital, instant offer experience to dealers.

We are also focused on ensuring we are efficient in our spend, actively taking steps to further align our expenses to our sales levels. This included reducing staffing in our stores and CECs through attrition, limiting hiring and contractor utilization in our corporate offices and better aligning marketing spend to sales. Other steps we have taken to support our business for both the short- and long-term include slowing buys in light of steep market depreciation, reducing total inventory while maintaining saleable inventory levels, raising CAF's consumer rates, slowing our planned store growth and pausing share repurchases to provide more capital flexibility.

As a result of these actions, we expect SG&A expenses in the fourth quarter of fiscal 2023 to decrease from the prior year quarter. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our first step on the way to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this will require both efficiency gains in our operating model and gross profit growth.

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

In calendar 2021, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, an increase from 3.5% in calendar 2020. We estimate we sold approximately 4.9% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2021, an increase from 4.3% in 2020. Based on external data, we gained market share on a year-to-date basis through October, with some recent loss of market share, as we saw competitors lower prices and margins to move inventory. We believe these are transitory competitive responses to the current environment. We believe we are well positioned to deliver profitable market share gains in any environment. Our strategy to increase our market share includes focusing on:

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

As of November 30, 2022, we had used car stores located in 108 U.S. television markets, which covered approximately 86% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2023, we opened five stores, and during the remainder of the fiscal year we plan to open an additional five stores.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2022	2021	Change	2022	2021	Change
Used vehicle sales	$5,204.6	$6,435.6	(19.1)%	$18,503.2	$18,697.3	(1.0)%
Wholesale vehicle sales	1,152.2	1,922.3	(40.1)%	4,959.1	4,998.2	(0.8)%
Other sales and revenues:
Extended protection plan revenues	91.8	106.6	(13.9)%	318.1	353.8	(10.1)%
Third-party finance income/(fees), net	1.0	1.6	(38.2)%	7.1	(0.3)	2,825.4%
Advertising & subscription revenues (1)	33.3	33.3	(0.2)%	101.9	67.9	50.2%
Other	23.1	28.4	(18.6)%	73.1	96.8	(24.4)%
Total other sales and revenues	149.2	169.9	(12.2)%	500.2	518.2	(3.5)%
Total net sales and operating revenues	$6,506.0	$8,527.8	(23.7)%	$23,962.4	$24,213.7	(1.0)%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 17 for further details.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2022	2021	Change	2022	2021	Change
Used vehicles	180,050	227,424	(20.8)%	637,939	730,020	(12.6)%
Wholesale vehicles	118,757	187,630	(36.7)%	464,741	557,117	(16.6)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2022	2021	Change	2022	2021	Change
Used vehicles	$28,530	$27,995	1.9%	$28,692	$25,380	13.0%
Wholesale vehicles	$9,294	$9,890	(6.0)%	$10,280	$8,634	19.1%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2022	2021	2022	2021
Used vehicle units	(22.4)%	15.8%	(14.3)%	32.5%
Used vehicle revenues	(21.0)%	51.4%	(3.2)%	63.4%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2022	2021	2022	2021
Used vehicle units	(20.8)%	16.9%	(12.6)%	33.5%
Used vehicle revenues	(19.1)%	52.9%	(1.0)%	64.2%

Wholesale vehicle units	(36.7)%	48.5%	(16.6)%	72.7%
Wholesale vehicle revenues	(40.1)%	132.1%	(0.8)%	151.1%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2022	2021	2022	2021
CAF (2)	47.3%	46.1%	44.9%	46.6%
Tier 2 (3)	20.5%	22.2%	22.6%	22.2%
Tier 3 (4)	6.1%	6.5%	6.4%	8.0%
Other (5)	26.1%	25.2%	26.1%	23.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 1% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2022	2021	2022	2021
Used car stores, beginning of period	234	225	230	220
Store openings	1	1	5	6
Used car stores, end of period	235	226	235	226

During the first nine months of fiscal 2023, we opened five stores, including our entry into the New York metro market (Edison, NJ; Stockton, CA; Wayne, NJ; East Meadow, NY; and Oceanside, CA).

Used Vehicle Sales.  The 19.1% decrease in used vehicle revenues in the third quarter of fiscal 2023 was primarily driven by a 20.8% decrease in used unit sales, partially offset by a 1.9% increase in average retail selling price. The decrease in used units included a 22.4% decrease in comparable store used unit sales. For the first nine months of fiscal 2023, used vehicle revenues decreased 1.0%, driven by a 12.6% decrease in used unit sales, partially offset by a 13.0% increase in average selling price. The decrease in used units included a 14.3% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 12% and 11% of used unit sales for the third quarter and first nine months of fiscal 2023, respectively, compared with 9% for both the third quarter and first nine months of fiscal 2022.

During the third quarter and first nine months of fiscal 2023, we believe a number of macroeconomic factors impacted our used unit sales performance, including challenges to vehicle affordability that stem from broad inflation, rising interest rates and low consumer confidence. We believe our performance was also impacted by transitory competitive responses to the current environment as we saw competitors lower prices and margins to move inventory. Comparable store used unit sales declined sequentially during the quarter and December results were relatively consistent with the third quarter.

The increase in average retail selling price in both the third quarter and first nine months of fiscal 2023 reflected higher vehicle acquisition costs. This was partially offset by shifts in the mix of our sales by vehicle age during the third quarter. We expect average retail selling price to decrease in the fourth quarter of fiscal 2023.

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

The 40.1% decrease in wholesale vehicle revenues in the third quarter of fiscal 2023 was primarily due to a 36.7% decrease in unit sales and a 6.0% decrease in average selling price. For the first nine months of fiscal 2023, wholesale vehicle revenues decreased 0.8%, driven by a 16.6% decrease in unit sales, partially offset by a 19.1% increase in average selling price. Wholesale volume was negatively impacted by our decision to shift some units from wholesale to retail to meet consumer demand for lower priced vehicles. Wholesale performance was also negatively impacted by rapidly changing market conditions, including depreciation of approximately $2,000 during the third quarter, which was incremental to depreciation of approximately $2,500 during the second quarter.

The decrease in average selling price during the third quarter of fiscal 2023 represents steep depreciation resulting from rapidly changing market conditions. The net increase in average selling price in the first nine months of fiscal 2023 was primarily due to increased acquisition costs resulting from strong industry valuations in the beginning of fiscal 2023, which continued from the prior fiscal year, offsetting recent depreciation.

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

Other sales and revenues decreased 12.2% in the third quarter of fiscal 2023, reflecting the decline in EPP revenues. EPP revenues decreased 13.9%, largely reflecting the combined effects of the decline in our retail unit sales, increased margins, a favorable year-over-year return reserve adjustment and stable penetration.

Other sales and revenues decreased 3.5% in the first nine months of fiscal 2023, reflecting the decrease in EPP revenue and a decline in new vehicle sales, partially offset by the addition of Edmunds' revenue and an improvement in net third-party finance income. EPP revenues decreased 10.1%, reflecting the combined effects of the decline in our retail unit volume, stable penetration and increased margins. The decline in new car sales was driven by the divestiture of our remaining new car franchise in the third quarter of fiscal 2022. Net third-party finance income improved as a result of lower Tier 3 originations.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended November 30 (1)			Nine Months Ended November 30 (1)
(In millions)	2022	2021	Change	2022	2021	Change
Used vehicle gross profit	$402.8	$508.4	(20.8)%	$1,461.3	$1,611.9	(9.3)%
Wholesale vehicle gross profit	114.7	212.2	(46.0)%	447.0	587.0	(23.9)%
Other gross profit	59.2	116.0	(49.0)%	280.9	377.7	(25.6)%
Total	$576.7	$836.6	(31.1)%	$2,189.2	$2,576.6	(15.0)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended November 30 (1)				Nine Months Ended November 30 (1)
	2022		2021		2022		2021
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,237	7.7	$2,235	7.9	$2,291	7.9	$2,208	8.6
Wholesale vehicle gross profit	$966	10.0	$1,131	11.0	$962	9.0	$1,054	11.7
Other gross profit	$329	39.7	$510	68.3	$440	56.2	$517	72.9

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

Used vehicle gross profit decreased 20.8% in the third quarter of fiscal 2023, driven by the 20.8% decrease in total used unit sales, while used vehicle gross profit per unit remained consistent with the prior year quarter. Used vehicle gross profit decreased 9.3% in the first nine months of fiscal 2023, driven by the 12.6% decrease in total used unit sales, partially offset by the $83 increase in used vehicle gross profit per unit. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.

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

Wholesale vehicle gross profit decreased 46.0% in the third quarter of fiscal 2023, primarily driven by the 36.7% decrease in wholesale unit sales as well as the $165 decrease in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased 23.9% in the first nine months of fiscal 2023, primarily driven by the 16.6% decrease in wholesale unit sales as well as the $92 decrease in wholesale vehicle gross profit per unit. Our decision to source a higher mix of older vehicles for retail sale also impacted wholesale vehicle gross profit per unit. When those vehicles cannot be reconditioned to our standards for consumer sales, we shift them to wholesale, which often sell at lower margins. Wholesale gross profit per unit was also impacted by steep market depreciation, which began in the prior quarter and continued through the third quarter.

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

Other gross profit decreased 49.0% in the third quarter of fiscal 2023, primarily driven by a $37.3 million decline in service department margins as well as a decrease in EPP revenues, as discussed above. The decline in service department profits was driven by deleverage resulting from lower retail unit sales as well as our decision to maintain technician staffing.

Other gross profit decreased 25.6% in the first nine months of fiscal 2023, primarily driven by an $80.7 million decline in service department margins as well as a decrease in EPP revenues, as discussed above, partially offset by the inclusion of nine months of Edmunds' margin in fiscal 2023 compared with six months of Edmunds' margin in fiscal 2022. The decline in service department profits was driven by deleverage resulting from lower retail unit sales, inflationary pressure and our decision to maintain technician staffing.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2022    Nine Months Ended November 30, 2022

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
23%
10%
12%
55%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2022	2021	Change	2022	2021	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$306.2	$308.3	(0.7)%	$985.2	$891.8	10.5%
Share-based compensation expense	17.2	33.3	(48.4)%	64.0	100.5	(36.3)%
Total compensation and benefits (2)	$323.4	$341.6	(5.3)%	$1,049.2	$992.3	5.7%
Occupancy costs	70.1	59.3	18.2%	204.8	165.0	24.2%
Advertising expense	58.7	76.1	(22.9)%	230.5	233.6	(1.3)%
Other overhead costs (3)	139.5	98.9	41.0%	430.0	313.4	37.2%
Total SG&A expenses	$591.7	$575.9	2.7%	$1,914.5	$1,704.3	12.3%
SG&A as % of gross profit	102.6%	68.8%	33.8%	87.5%	66.1%	21.4%

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

SG&A expenses increased 2.7% in the third quarter of fiscal 2023. Factors contributing to the net increase include the following:
•$40.6 million increase in other overhead costs, which included a $22.6 million one-time benefit in the prior year quarter related to the receipt of settlement proceeds in a class action lawsuit. The remaining increase was driven by investments to advance our technology platforms and support our strategic and growth initiatives.

•$10.8 million increase in store occupancy costs driven by the 4.4% increase in our store base since the beginning of last year's third quarter as well as other growth- and capacity-related costs.
•$17.4 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales.
•$16.1 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Adjusting for the settlement proceeds of $22.6 million received in the prior year quarter, as discussed above, SG&A expenses would have declined 1.1% versus the prior year quarter. Similarly, we expect SG&A expenses in the fourth quarter of fiscal 2023 to decrease from the prior year quarter.

SG&A expenses increased 12.3% in the first nine months of fiscal 2023. Factors contributing to the net increase include the following:
•$116.6 million increase in other overhead costs, driven by investments to advance our technology platforms and support our strategic and growth initiatives. The increase also included a $22.6 million one-time benefit in the prior year related to the receipt of settlement proceeds in a class action lawsuit. Other overhead costs were also negatively impacted by a year-over-year increase in non-CAF uncollectible receivables. This increase reflects several factors including, but not limited to, ongoing DMV processing delays, costs associated with our Love Your Car Guarantee program and field execution opportunities stemming from the dynamic operating environment.
•$93.4 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and wage pressures as well as the inclusion of Edmunds for nine months in the current year compared to six months in the prior year, partially offset by a $14.4 million decrease in bonus compensation expense.
•$39.8 million increase in store occupancy costs driven by the 6.8% increase in our store base since the beginning of the last fiscal year as well as other growth- and capacity-related costs.
•$36.5 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense increased to $30.2 million and $91.7 million in the third quarter and first nine months of fiscal 2023, respectively, compared with $24.3 million and $67.2 million in the third quarter and first nine months of fiscal 2022, respectively. The increase for the quarter primarily reflected higher interest rates. The increase for the nine month period primarily reflected higher outstanding debt balances in the current fiscal year, including the $700 million term loan issued in October 2021, as well as higher interest rates.

Other Income. Other income was $0.4 million and $2.3 million in the third quarter and first nine months of fiscal 2023, respectively, compared with $8.1 million and $35.5 million in the third quarter and first nine months of fiscal 2022, respectively. The decrease for the quarter was primarily due to a gain recorded from the sale of our last new car franchise during the prior year quarter. The decrease for the nine month period was primarily due to net gains on an equity investment recorded during fiscal 2022.

Income Taxes.  The effective income tax rate was 24.8% in the third quarter of fiscal 2023 and 25.0% in the first nine months of fiscal 2023 versus 24.3% in the third quarter of fiscal 2022 and 23.2% in the first nine months of fiscal 2022. The increase in the effective income tax rate for the nine month period was primarily driven by the difference in excess tax benefit related to settlements of share-based awards.

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

See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2022	% (1)	2021	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$365.4	8.8	$330.0	8.6	$1,069.3	8.8	$964.4	8.7
Interest expense	(88.8)	(2.1)	(53.6)	(1.4)	(200.1)	(1.6)	(180.0)	(1.6)
Total interest margin	$276.6	6.7	$276.4	7.2	$869.2	7.2	$784.4	7.1
Provision for loan losses	$(85.7)	(2.1)	$(76.2)	(2.0)	$(219.0)	(1.8)	$(87.3)	(0.8)
CarMax Auto Finance income	$152.2	3.7	$166.0	4.3	$539.5	4.4	$607.7	5.5

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2022	2021	2022	2021
Net loans originated (in millions)	$2,147.2	$2,420.3	$6,928.0	$7,276.1
Vehicle units financed	79,967	95,997	264,073	314,031
Net penetration rate (1)	44.4%	42.2%	41.4%	43.0%
Weighted average contract rate	9.8%	8.3%	9.4%	8.6%
Weighted average credit score (2)	712	706	708	702
Weighted average loan-to-value (LTV) (3)	88.9%	88.0%	88.1%	89.2%
Weighted average term (in months)	66.1	66.0	66.3	66.5

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2022	2021	2022	2021
Total ending managed receivables	$16,652.7	$15,524.0	$16,652.7	$15,524.0
Total average managed receivables	$16,540.2	$15,288.8	$16,177.8	$14,706.9
Allowance for loan losses	$491.0	$426.5	$491.0	$426.5
Allowance for loan losses as a percentage of ending managed receivables	2.95%	2.75%	2.95%	2.75%
Net credit losses on managed receivables	$72.2	$47.8	$161.0	$71.9
Annualized net credit losses as a percentage of total average managed receivables	1.74%	1.25%	1.33%	0.65%
Past due accounts as a percentage of ending managed receivables	4.99%	3.83%	4.99%	3.83%
Average recovery rate (1)	61.3%	71.9%	66.7%	67.3%

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

•CAF Income (Decrease of $13.8 million, or 8.3%, and decrease of $68.2 million, or 11.2%, in the third quarter and first nine months of fiscal 2023, respectively)
◦The decrease in CAF income for the third quarter of fiscal 2023 reflects a decrease in the net interest margin percentage and an increase in the provision for loan losses, as discussed below, partially offset by an increase in average managed receivables.
◦The decrease in CAF income for the first nine months of fiscal 2023 reflects a year-over-year swing in the provision for loan losses, as discussed below, partially offset by an increase in average managed receivables.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $85.7 million and $219.0 million in the third quarter and first nine months of fiscal 2023, respectively, compared with expense of $76.2 million and $87.3 million in the third quarter and first nine months of fiscal 2022, respectively.
◦The increase in the provision for both the third quarter and nine month period was primarily the result of the previously disclosed expansion of Tier 2 and Tier 3 originations within CAF’s portfolio. The nine month period was also impacted by a reduced provision coming out of the pandemic in the prior year period.

◦The allowance for loan losses as a percentage of ending managed receivables was 2.95% as of November 30, 2022, compared with 2.75% as of November 30, 2021 and 2.77% as of February 28, 2022. The increase in the allowance percentage from February primarily reflected the effect of the previously disclosed expansion of Tier 2 and Tier 3 originations within CAF’s portfolio.

•Total Interest Margin (Decreased to 6.7% and increased to 7.2% in the third quarter and first nine months of fiscal 2023, respectively, from 7.2% and 7.1% in the third quarter and first nine months of fiscal 2022)
◦The decrease in the total interest margin percentage for the third quarter was primarily driven by higher funding costs, partially offset by higher customer rates.
◦The increase in the total interest margin percentage for the first nine months of fiscal 2023 was primarily the result of higher interest and fees from consumers, partially offset by higher funding costs, as well as a $20.4 million benefit related to swaps not designated as hedges for accounting purposes.

•Loan Origination and Performance
◦The decrease in net loan originations in the third quarter of fiscal 2023 resulted from a decrease in used unit sales, partially offset by an increase in the average amount financed and an increase in the net penetration rate.
◦The decrease in net loan originations in the first nine months of fiscal 2023 resulted from a decrease in used unit sales and the net penetration rate, partially offset by an increase in the average amount financed.
◦CAF net penetration increased in the third quarter and declined in the first nine months of fiscal 2023 compared to the prior year periods, largely reflecting shifts in the mix of customers utilizing outside financing.
◦The weighted average contract rate increased to 9.8% in the third quarter of fiscal 2023, compared with 8.3% in the prior year quarter. The weighted average contract rate increased to 9.4% in the first nine months of fiscal 2023, compared with 8.6% in the prior year period. The increases for both periods were primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the third quarter and first nine months of fiscal 2023 reflects an increase in delinquencies as well as our previously disclosed expansion of Tier 2 and Tier 3 originations within CAF's portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of ten stores in fiscal 2023. During fiscal 2023, we entered the New York City metro market by opening three stores. We anticipate opening two more stores in this market in the next fiscal year. For fiscal 2024, we have slowed our planned store growth to five stores while maintaining the ability to open more locations if market conditions change. We currently estimate capital expenditures will total approximately $450 million in fiscal 2023, an increase from $308.5 million in fiscal 2022. The increase in planned capital spending in fiscal 2023 largely reflects long-term growth capacity initiatives for our auction, sales and production facilities in addition to continued investments in technology. We expect approximately 25% of our capital expenditures in fiscal 2023 will be focused on investments in technology.

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

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales, as well as paused our share repurchases and slowed the rate of our store growth and capital expenditures. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the third quarter of fiscal 2023. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.
Operating Activities.  During the first nine months of fiscal 2023, net cash provided by operating activities totaled $1.66 billion, compared with cash used in operating activities of $2.08 billion in the prior year period. Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $1.17 billion in the current year period compared with $1.76 billion in the prior year period.

The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $770.6 million in the current year period compared with $1.65 billion in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

As of November 30, 2022, total inventory was $3.41 billion, representing a decrease of $1.71 billion compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in vehicle units reflecting lower sales volume and the seasonal pattern in inventory levels.

The change in net cash provided by (used in) operating activities for the first nine months of the current fiscal year compared with the prior year period reflected the changes in inventory and auto loans receivable, as discussed above, as well as the net impact of volume and timing-related changes in accounts receivable and accounts payable, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.

Investing Activities. During the first nine months of fiscal 2023, net cash used in investing activities totaled $318.7 million compared with $432.7 million in fiscal 2022.  Capital expenditures were $319.5 million in the current year period versus $226.9 million in the prior year period.  Capital expenditures primarily included store construction costs as well as investments in growth capacity initiatives and technology.  We maintain a multi-year pipeline of sites to support our store growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of November 30, 2022, 153 of our 235 used car stores were located on owned sites and 82 were located on leased sites, including 26 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of fiscal 2023, net cash used in financing activities totaled $827.0 million compared with net cash provided by financing activities of $2.51 billion in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $770.6 million compared with $1.65 billion in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first nine months of fiscal 2023, cash used in financing activities was impacted by stock repurchases of $333.8 million as well as net payments on our long-term debt of $1.25 billion. During the first nine months of fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $476.0 million as well as net proceeds on our long-term debt of $1.28 billion.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2022	2022
Revolving credit facility (2)	June 2024	$—	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,458	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	517,349	524,766
Non-recourse notes payable	Various dates through April 2029	16,237,419	15,466,799
Total debt (3)		$18,254,226	$18,734,417
Cash and cash equivalents		$688,618	$102,716

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

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2022, we were in compliance with these financial covenants.

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

As of November 30, 2022, $12.82 billion and $3.42 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2023, we funded a total of $4.54 billion in asset-backed term funding transactions.  As of November 30, 2022, we had $1.98 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  In April 2022, our board of directors increased our share repurchase authorization by $2 billion. As of November 30, 2022, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors. See Note 11 for more information on share repurchase activity.

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
•Changes in general or regional U.S. economic conditions, including inflationary pressures, climbing interest rates and the potential impact of Russia's invasion of Ukraine.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company's repurchase of common stock for the third quarter of fiscal 2023. The table does not include transactions related to employee equity awards or exercise of employee stock options. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2022	30,000	$87.70	30,000	$2,451,306,850
October 1 - 31, 2022	—	$—	—	$2,451,306,850
November 1 - 30, 2022	—	$—	—	$2,451,306,850
Total	30,000		30,000

Item 6.    Exhibits

10.1	Severance Agreement, dated November 1, 2017, between CarMax, Inc. and Charles J. Wilson, filed herewith.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

January 6, 2023