Form 10-K
period 2023-02-28
CARMAX INC
filed 2023-04-13
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2022, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $13,977,409,996.

On April 11, 2023, there were 158,091,336 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2023 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, VA	Auditor Firm ID:	185

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2023

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
•The effect and consequences of the Coronavirus (“COVID-19”) public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate.
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

Item 1.  Business.
BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest retailer of used cars, and we sold 807,823 used vehicles at retail during the fiscal year ended February 28, 2023.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 585,071 vehicles sold during fiscal 2023, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1.1 million customer accounts in our $16.77 billion portfolio of managed receivables as of February 28, 2023. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2023, we operated 240 used car stores in 109 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
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
Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  Our omni-channel platform further empowers our customers to buy a car on their own terms – online, in-store, or an integrated combination of both.

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

We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on carmax.com as well as our mobile app.  As of February 28, 2023, we had approximately 56,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not visible on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2023, approximately 34% of our vehicles sold were transferred at customer request.
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
Vehicle purchases are also made through MaxOffer, our digital appraisal product for dealers. We leverage the Edmunds sales team to open new markets and sign-up new dealers for MaxOffer.
In fiscal 2023, we purchased approximately 1.2 million vehicles from consumers and dealers.
Based on age, mileage or condition, approximately half of the vehicles acquired through our appraisal processes meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  For fiscal 2023, our average auction sales rate was approximately 95%.
Financing a Vehicle:
The availability of financing is a critical component of the vehicle purchase process, and having an array of finance sources increases approvals, expands access to financing for our customers and mitigates risk to CarMax.  Our finance program accommodates customers across a wide range of the credit spectrum through both CAF and third-party providers.  We believe that our processes and systems, transparency of pricing, and vehicle quality, as well as the integrity of the information collected at the time the customer applies for credit, enable CAF and our third-party providers to make underwriting decisions in a unique and advantageous environment distinct from the traditional auto retail environment.  All finance offers, whether from CAF or our third-party providers, are backed by a 3-day payoff option, which allows customers to refinance their loan with another finance provider within three business days at no charge.
In fiscal 2023, we completed the nationwide rollout of our pre-qualification and finance-based shopping products, which are supported by CAF and multiple third-party providers. These products enable customers to request pre-qualification online with no impact to credit scores and receive their decisions and terms within minutes, empowering them to conveniently shop with their personalized, pre-qualification terms across our nationwide inventory. These products seamlessly provide consumers with the information and capabilities they need to shop for financing that best meets their budget and needs, further differentiating CarMax’s customer-centric financing experience. We have also established an online checkout and purchasing product, which integrates our financing process, allowing eligible customers to apply and accept finance offers online without the assistance of an associate. We continue to enhance and further expand these products and experiences.
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2023, approximately 60% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 16% purchased GAP.
CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.1% of our retail used vehicle unit sales in fiscal 2023.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online sellers; independent used car dealers; and private parties. According to industry sources, as of December 31, 2022, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.

Based on industry data, there were approximately 37 million used cars sold in the U.S. in calendar 2022, of which approximately 20 million were estimated to be age 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2022, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2021. We estimate we sold approximately 4.8% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2022, consistent with 2021. Our market share is generally correlated to the length of time we have operated in a given market.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitive, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  We believe our omni-channel platform reinforces our competitive advantages as it empowers customers to buy a car on their own terms, whether online, in-store or through an integrated combination of online and in-store experiences. Our diversified business model, combined with our exceptional associates and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term.
In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases, which has increased further with the rollout of our instant appraisal offers and MaxOffer, supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
Our wholesale auctions compete with other automotive in-person and online auctions.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. Our wholesale auctions were conducted virtually through the majority of fiscal 2023. In January 2023, we began testing blended in-person and virtual auctions at one location.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1.5 trillion in outstanding receivables as of December 31, 2022.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, as well as hybrid and electric vehicles, at competitive prices.  Our focus is vehicles that are 0 to 10 years old; these vehicles have historically ranged in price from $11,000 to $37,000, however, similar to fiscal 2022, the past year generally ranged in price from $16,000 to $49,000 due to higher vehicle acquisition costs driven by market appreciation.  The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
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

Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 28, 2023, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 28, 2023 was Safe-Guard Products International LLC.
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
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2023, our third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
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
Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our in-store and online appraisal processes, as well as through local, regional and online auctions. Prior to fiscal 2022, our annual self-sufficiency rate was between 36% and 41%. Driven primarily by our new online instant appraisal offer programs, we achieved record self-

sufficiency rates of approximately 70% during fiscal 2022 and over 70% during fiscal 2023. The buy rate for customers who engage with us after first receiving an online instant appraisal offer is typically higher than through our traditional appraisal lane. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 285 million light vehicles in operation in the U.S. as of December 31, 2022.  During calendar year 2022, it is estimated that approximately 14 million new cars and 37 million used cars were sold at retail, many of which were accompanied by trade-ins, and approximately 9.5 million wholesale vehicles were sold at auctions and through other channels.
Based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. auction market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refunds. Sales are typically slowest in the fall.  In fiscal 2021 and 2022, traffic and sales were impacted by the COVID-19 pandemic and related federal payments. In fiscal 2023, sales returned to more normal seasonal patterns.
Technology
We leverage a combination of cloud-based solutions and proprietary technologies to run our operations. We have a strong software engineering discipline and we have adopted Agile, DevOps, Lean and other leading digital delivery practices. Technology teams are tightly integrated with the rest of the business and are embedded within our cross-functional “Product” teams. Our Product teams use a “test and learn” approach to iterate and deploy new technology-enabled experiences to our associates and customers. We use advanced data science, artificial intelligence and machine learning capabilities to optimize our business and the customer experience. Our business is supported by digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including credit processing and supply chain management.  Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary digital technology provides our management with real-time information about many aspects of our omni-channel operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. Real-time access to a complete view of our customer interactions from omni-channel allows our associates to provide a tailored and differentiated experience to our customers.
Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  Leveraging our more than twenty-five years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that account for factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally 99% of our entire used car inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers. These strategies are implemented through a broad range of media including, but not limited to, traditional broadcast, digital, search, social, out-of-home, sports sponsorships and newer influencer and activation programs.  Our website and related mobile app received an average of 31 million monthly visits during fiscal 2023 and are a critical part of the customer’s journey, allowing them to learn about CarMax, explore our full inventory in real time, initiate vehicle transfers, apply for financing pre-qualification, receive an appraisal offer and even buy a car fully online. Our survey data indicates that during fiscal 2023, approximately 98% of customers who purchased a vehicle from us had first visited us online.
In fiscal 2023, we continued building the CarMax brand through new creative campaigns and approaches promoting instant offers and our Love Your Car Guarantee. We highlighted our 30-day money back guarantee this fall in our Car Buying

Reimagined campaign. In addition, our Call Your Shot campaign showcased the flexibility of CarMax’s omni-channel experience.
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
On February 28, 2023, we had a total of 30,621 full- and part-time associates, of which 936 work in our CAF segment and 474 work for our Edmunds business. We had 25,632 hourly and salaried associates, as well as 3,430 in-store sales associates, 1,450 sales associates in our Customer Experience Centers (“CECs”) and 109 Edmunds sales associates. Our in-store sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. As of February 28, 2023, all our associates were paid above the applicable minimum wage. We also offer health and other benefits to all our full-time associates.
Throughout the implementation of our omni-channel car buying experience, the shape of our workforce has evolved and the number of technology, product and data science associates has increased. As of February 28, 2023, we had 1,386 technology, product and data science associates. In response, we created a rotational program for college technology hires and implemented a technology and data science reskilling program. As part of our standard compensation plan, we provide equity for all roles working on our innovation efforts as a meaningful engagement and retention tool. We believe this evolution in our workforce has been and will continue to be critical to the development of our technology platforms and strategic initiatives.
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
We have been recognized for 19 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For® and have also been recognized as one of Training magazine’s “Training APEX Award” recipients for 16 years in a row. These awards reflect our ability to provide associates with the tools and environment they need to succeed and grow in their careers. We have an Associate Experience Team and a cross-functional Associate Experience Advisory Group dedicated to ensuring an inclusive and engaging workplace. We also continued to measure engagement via biannual associate pulse surveys, and across the company teams created focused plans to continually improve engagement based on survey results. Our goal is to achieve world-class associate engagement and responding to associate feedback enables us to focus on the issues that matter to our associates.
Diversity and Inclusion. The CarMax culture of diversity and inclusion is built on a foundation of integrity and respect, and we encourage the diverse backgrounds and perspectives our associates bring to locations across the country. Our diversity and inclusion commitment is based on a company vision to ensure everyone, everywhere has the opportunity to reach their full potential. As of February 28, 2023, our non-management workforce was 28.3% female and 71.7% male and 43.4% non-diverse and 56.6% diverse. The breakdown for our management workforce was 24.2% female and 75.8% male and 69.3% non-diverse and 30.7% diverse. For purposes of workforce diversity, CarMax considers ethnic and racial minorities as diverse and defines management as director and above at the corporate level and the top four managers at the store level and CEC level, as a group.
Our diversity and inclusion governance model includes a council as well as an executive steering committee, of which the CEO is a member. We also have a Corporate Social Responsibility (“CSR”) team, led by our Vice President, CSR. The CSR team includes, in part, the Community Relations, Diversity and Inclusion, Employer Brand and Internal Communications teams.
We have a company-wide associate training program on diversity and inclusion. This program includes required trainings for all associates, with a completion rate of over 95% in fiscal 2023. Our board of directors participated in this training as well, with a 100% completion rate in fiscal 2023. The program also includes additional self-service training and learning materials as well as leader perspective videos and discussion guides to aid team conversations.

In fiscal 2023, we refined our multi-year diversity and inclusion roadmap with the approval of our board of directors that contains specific actions, objectives, and success measures spanning associate, customer, and community stakeholder groups. In addition, we developed our supplier diversity roadmap to help ensure that our partners have equal opportunities to do business with us; the strategic importance of this roadmap's development was further emphasized by its inclusion as a performance metric in our fiscal 2023 corporate bonus program.
Our diversity and inclusion roadmap and incentives are intended to solidify our commitment to diversity and inclusion as we further ingrain diversity and inclusion into the organization, nurturing our talent, increasing our associate engagement, and improving our relationships with customers and suppliers alike.
We plan to publish our 2023 Responsibility Report in May 2023, where we will further describe our broader environmental, social and governance efforts.
Intellectual Property
Our brand image is a critical element of our business strategy.  We rely on trademarks, domain names and copyrights to protect core aspects of CarMax’s look and feel. Innovation and technology also play an increasingly vital role in all aspects of the business. We actively pursue appropriate intellectual property protection for our state-of-the-art work by filing patent applications in areas ranging from vehicle reconditioning and digital merchandising to image capture, online shopping innovations and search engine optimization.

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
We may also be subject, from time to time, to laws, regulations, and other governmental actions instituted in response to public health emergencies. Among other things, these actions have required and may continue to require, in many localities, store occupancy restrictions, store closures and restrictions on in-person wholesale auctions.
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
Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our business model. Increased online used vehicle offerings and the growing consumer trend of buying vehicles online could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. Additionally, existing e-commerce businesses could directly enter the online used vehicle market, including companies with significantly more resources than CarMax that might be able to provide customers access to a greater inventory of vehicles while delivering a competitive online experience. If we fail to respond effectively to our existing and potential retail competitors, it could have a material adverse effect on our business, sales and results of operations.
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
Evolving Marketplace.  The marketplace for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry. Technological changes, including the development of autonomous vehicles, new products and services, new business models, including subscription models, and new methods of travel could reduce automotive retail demand or disrupt our current business model. Increasing demand for electric vehicles is driving the need to adapt our business to source, recondition and service electric vehicles. If we fail to respond effectively to the evolving marketplace, it could have a material adverse effect on our business, sales and results of operations.
The automotive retail industry in general and our business in particular are sensitive to economic conditions.  These conditions could adversely affect our business, sales, results of operations and financial condition.
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis, acts of terrorism or acts of war (including the Russian invasion of Ukraine).  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in challenges to vehicle affordability, lower sales, decreased margins on units sold, and decreased profits for our CAF segment. For example, the current and continued economic conditions of vehicle affordability challenges that stem from broad inflation, rising interest rates, tightening lending standards and low consumer confidence are the primary drivers behind the overall decrease in demand for used vehicles. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.

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
Our revolving credit facility, term loans, senior unsecured notes and certain securitization and sale-leaseback agreements contain covenants and event-of-default or other performance triggers.  Any failure to comply with these covenants or performance triggers could have a material adverse effect on our business, results of operations and financial condition.
Disruptions in the capital and credit markets could adversely affect our ability to draw on our revolving credit facility or access our deposits generally.  If our ability to secure funds from the facility or our deposits were significantly impaired, our access to working capital would be impacted, our ability to maintain appropriate inventory levels could be affected and these conditions—especially if coupled with a failure to generate significant cash flows—could have a material adverse effect on our business, sales, results of operations and financial condition.

CarMax was founded on the fundamental principle of integrity.  Failure to maintain a reputation of integrity and to otherwise maintain and enhance our brand could adversely affect our business, sales and results of operations.
Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering competitive, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles and superior customer service is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation and could involve, among other things, our sales process, our provision of financing, our reconditioning process, our treatment of customers or associates, cultural brand positioning, or real or perceived vehicle quality and related injury.  Even the perception of a decrease in the quality of our brand could impact results.
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
Any significant changes in retail prices for new and used vehicles could have a material adverse effect on our sales and results of operations.  For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on sales and results of operations and could result in decreased used margins.  Manufacturer incentives could contribute to narrowing this price gap.  In addition, any significant changes in retail or wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing margins.
Our business is dependent upon access to vehicle inventory and the parts used to recondition such inventory.  A failure to expeditiously liquidate that inventory—or obstacles to acquiring inventory, including parts—whether because of supply, competition, or other factors could have a material adverse effect on our business, sales and results of operations.
Used vehicle inventory is subject to depreciation risk.  CarMax has experienced, and may continue to experience, steep market depreciation of its vehicle inventory due to changes in economic conditions, which could result in reduced retail and wholesale margins. The inability to liquidate excess inventory at prices that allow us to meet margin targets or to recover our costs could have a material adverse effect on our results of operations.

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

Our growth is dependent on the success of our omni-channel platform, opening stores in new and existing markets, continued sales growth and the build-out of our offsite production and auction facilities. These enhancements and expansions place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel initiatives could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor below titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our business also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.

Our success depends upon the continued contributions of our associates.
Our associates are the driving force behind our success.  We believe that one of the things that distinguishes CarMax is a culture centered on valuing our associates.  A failure to maintain our culture could have a material adverse effect on our business, sales and results of operations.

In addition, managing our response to a changing economic environment as well as our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. A failure to maintain an adaptable and responsive culture or to continue developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.

We have experienced, and could experience in the future, a shortage of associates for retail and operational positions, which could have an impact on our ability to conduct our business and maintain qualified talent in key areas. If we are unable to maintain positive associate relations, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.

Our ongoing success also depends upon the continued contributions of our store, CEC, region and corporate management teams.  Consequently, the loss of the services of any of these associates could have a material adverse effect on our business, sales and results of operations.  In addition, an inability to build our management bench strength to support store growth could have a material adverse effect on our business, sales and results of operations.
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
We make various assumptions and judgments about CAF’s portfolio of auto loans receivable and provide an allowance for loan losses based on a number of factors. Although management will establish an allowance for loan losses it believes is appropriate, this allowance may not be adequate. For example, when economic conditions deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses could have a material adverse effect on our business, results of operations and financial condition.

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
The impacts of the COVID-19 pandemic have been and may continue to be highly unpredictable and volatile. The extent to which COVID-19 continues to impact our operational and financial performance will depend on future developments, including the potential resurgence of infections or the emergence of new variants and the extent of any containment or mitigation measures on our customers, vendors, and employees, all of which are uncertain and outside our control. If COVID-19 or any of its variants continues to have a significant negative impact on the economy, or if a new pandemic emerges, it could have an adverse impact on consumer demand, our retail operations, and our ability to secure financing, to source inventory and to maintain adequate staffing, among other adverse effects.

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
Many components of our business, including data management, key operational processes and critical customer systems are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.

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
We are subject to numerous and rapidly changing federal, state, and local laws and regulations regarding privacy, cybersecurity, and the collection, use, and disclosure of sensitive confidential information. If we fail to comply with these laws or regulations, we could suffer reputational harm and disruption to our business, and be subject to significant litigation, monetary damages, regulatory enforcement actions, or fines. See the risk factor below titled “We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, sales, results of operations and financial condition” for the risks associated with failure to comply with these laws and regulations.

We rely on sophisticated information systems to run our business.  The failure of these systems, or the inability to enhance our capabilities, could have a material adverse effect on our business, sales and results of operations.
Our business is dependent upon the integrity and efficient operation of our information systems.  In particular, we rely on our information systems to manage sales, inventory, our customer-facing websites and applications (carmax.com, carmaxautofinance.com, the CarMax mobile app, and carmaxauctions.com), consumer financing, customer information and other data.  The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, or the inability to enhance our data management and information technology capabilities, could disrupt our business operations and have a material adverse effect on our sales and results of operations.
For example, in fiscal 2024, we expect to complete the implementation of a financial enterprise resource planning (“ERP”) system. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of the business. Difficulties or disruptions in implementing and utilizing the new ERP system, including quality issues or programming errors, could result in delays, increased costs or other complications that could adversely affect our operating results, our ability to operate our business or the effectiveness of our internal control over financial reporting.
Despite our ongoing efforts to maintain and enhance the integrity and security of these systems, we have been and could be subjected to attacks by hackers, including denial-of-service attacks directed at our websites or other system breaches or malfunctions due to associate error or misconduct or other disruptions.  Such incidents could disrupt our business and have a material adverse effect on sales and results of operations.  See the risk factor above titled “We collect sensitive confidential information from our customers” for the risks associated with a breach of confidential customer or associate information.
REGULATORY AND LITIGATION RISKS
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations.  Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, sales, results of operations and financial condition.
We are subject to a wide range of federal, state and local laws and regulations, as well as changes in these laws and regulations and the manner in which they are interpreted or applied.  Our sale of used vehicles and related products is subject to state and local licensing requirements, federal and state laws regulating marketing and advertising, and state laws regulating sales and services.  Our provision of vehicle financing is subject to federal and state laws regulating the provision of consumer finance.  Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety.  In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies and large employers generally, including privacy laws and federal employment practices, securities and tax laws.  For additional discussion of these laws and regulations, see the section of this Form 10-K titled “Business – Laws and Regulations.”
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
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2023

	Production Stores	Non-production Stores
Store count	108	132
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	12	45

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2023

State	Count	State	Count
Alabama	5	Missouri	4
Arizona	5	Nebraska	1
California	31	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	4
Delaware	1	New Mexico	2
Florida	24	New York	4
Georgia	11	North Carolina	13
Idaho	1	Ohio	6
Illinois	10	Oklahoma	3
Indiana	4	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	25
Maryland	7	Utah	1
Massachusetts	4	Virginia	11
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	3	Total	240

Of the 240 used car stores open as of February 28, 2023, 157 were located on owned sites and 83 were located on leased sites. The leases are classified as follows:

Land-only leases	27
Land and building leases	56
Total leased sites	83
As of February 28, 2023, we leased our CAF office building in Atlanta, Georgia, as well as office buildings for our customer experience centers in Atlanta, Georgia; Kansas City, Missouri; and Phoenix, Arizona. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future stores, as well as planned offsite production and auction facilities.

Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2023.

Name	Age	Office
William D. Nash………………………..….……...........	53	President, Chief Executive Officer and Director
Enrique N. Mayor-Mora..................................................	54	Executive Vice President and Chief Financial Officer
James Lyski………………….……..……………..........	60	Executive Vice President and Chief Marketing Officer
Shamim Mohammad………………….……..…...….....	54	Executive Vice President and Chief Information and Technology Officer
Diane L. Cafritz……………………....…………….......	52	Executive Vice President, General Counsel, Chief Compliance Officer and Chief Human Resources Officer
C. Joseph Wilson.............................................................	50	Executive Vice President, Chief Operating Officer
Jon G. Daniels………………….……..…………..........	51	Senior Vice President, CarMax Auto Finance
Darren C. Newberry........................................................	53	Senior Vice President, Store and CEC Execution

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
Mr. Mayor-Mora joined CarMax in 2011 as vice president, finance before assuming the role of vice president and treasurer in 2016. Mr. Mayor-Mora was promoted to senior vice president and chief financial officer in 2019, and in 2022, he was promoted to executive vice president and chief financial officer. Prior to joining CarMax, he served as vice president of financial planning and analysis and investor relations at Denny’s Corporation from 2005 to 2011. He also served in financial positions of increasing responsibility at Gap, Inc. from 2001 to 2005.
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
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  During her tenure in the CarMax legal department, Ms. Cafritz managed commercial and consumer litigation, was responsible for operational regulatory guidance and led CarMax’s government affairs program. In 2017, Ms. Cafritz was named senior vice president and chief human resources officer, and in 2021, she was named senior vice president, general counsel, chief compliance officer and chief human resources officer. In 2022, Ms. Cafritz was promoted to executive vice president, general counsel, chief compliance officer and chief human resources offer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery.
Mr. Wilson joined CarMax in 1995 as a buyer-in-training at the Raleigh, North Carolina store, where he was subsequently promoted to buyer and then senior buyer. Mr. Wilson later served as purchasing manager at two CarMax stores in southern Florida before being promoted to regional vice president of merchandising. He was promoted to assistant vice president, auction services and merchandising development in 2008, vice president, auction services and merchandising development in 2013, and then vice president, merchandising operations in 2016. In 2017, Mr. Wilson was promoted to senior vice president, store strategy and logistics, and in 2022, he was promoted to executive vice president and chief operating officer.

Mr. Daniels joined CarMax in 2008 as vice president, risk and analytics.  In 2014, he was promoted to senior vice president, CarMax Auto Finance.  Prior to joining CarMax, Mr. Daniels served as group director, credit risk management of HSBC and vice president of Metris.
Mr. Newberry joined CarMax in March 2004 as location general manager-in-training in the Los Angeles region and was promoted to location general manager of the Duarte, California store in 2006. He was subsequently promoted to positions of increasing responsibility, including regional vice president general manager in 2013 and vice president, regional sales in 2016. In 2017, he was promoted to senior vice president, store operations, and in 2022, he was named senior vice president, store and customer experience center (“CEC”) execution. Prior to joining CarMax, Mr. Newberry served as a store manager and area manager for Bed, Bath and Beyond from 1994 to 2004.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2023, there were 158,079,033 shares of CarMax common stock outstanding and we had approximately 2,700 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.
During fiscal 2023, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2023.  The table does not include transactions related to employee equity awards or the exercise of employee stock options. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2022	—	$—	—	$2,451,306,850
January 1-31, 2023	—	$—	—	$2,451,306,850
February 1-28, 2023	—	$—	—	$2,451,306,850
Total	—		—

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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2018, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
CarMax
S&P 500 Index- Total Returns
S&P 500 Retailing Index

	As of February 28 or 29
	2018	2019	2020	2021	2022	2023
CarMax	$100.00	$100.29	$141.00	$193.01	$176.57	$111.48
S&P 500 Index	$100.00	$104.68	$113.26	$148.69	$173.06	$159.75
S&P 500 Retailing Index	$100.00	$108.65	$121.44	$179.73	$192.36	$151.16

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
As of February 28, 2023, we operated 240 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.1% of our retail used vehicle unit sales in fiscal 2023.  As of February 28, 2023, CAF serviced approximately 1.1 million customer accounts in its $16.77 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for fiscal 2023 are as follows:

Net Sales and Operating Revenues	Gross Profit

A high-level summary of our financial results for fiscal 2023 as compared to fiscal 2022 is as follows (1):

(Dollars in millions except per share or per unit data)	2023	Change from 2022
Income statement information
Net sales and operating revenues	$29,684.9	(6.9)%
Gross profit	$2,800.2	(14.8)%
CAF income	$663.4	(17.2)%
Selling, general and administrative expenses	$2,487.4	7.0%
Net earnings	$484.8	(57.9)%
Unit sales information
Used unit sales	807,823	(12.6)%
Change in used unit sales in comparable stores	(14.3)%	N/A
Wholesale unit sales	585,071	(17.2)%
Per unit information
Used gross profit per unit	$2,288	3.8%
Wholesale gross profit per unit	$1,008	(6.9)%
SG&A as a % of gross profit	88.8%	18.1%
Per share information
Net earnings per diluted share	$3.03	(56.5)%
Online sales metrics
Online retail sales (2)	12%	3%
Omni sales (3)	53%	(3)%
Revenue from online transactions (4)	30%	2%
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
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2022 as compared to fiscal 2021 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed with the SEC on April 14, 2022.
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
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales, as well as paused our share repurchases and slowed the rate of our store growth. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms. Our omni-channel platform empowers customers to buy a car on their own terms, whether online, in-store or through an integrated combination of online and in-store experiences. Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term.
During fiscal 2023, we achieved several key milestones as part of our focus on improving the customer experience, including the following:
•We enhanced the omni-channel experience by enabling online self-progression capabilities for all customers and improving eSign functionality to better support the self-progression process.
•We launched self-check-in capabilities for appraisal customers to drive efficiency gains in our stores.
•We completed the nationwide rollout of Finance Based Shopping, our multi-lender pre-qualification product, which over 80% of our customers have chosen to leverage as they begin the credit process.
•We improved our auction experience through the roll out of a modernized vehicle detail page that is mobile friendly and efficiently displays the most relevant information dealers need to preview our wholesale inventory, similar to how consumers shop our retail inventory.
•We expanded MaxOffer, our digital appraisal product for dealers, to approximately 50 markets, which builds on our leading position as a buyer of cars.
As discussed above, all customers are now eligible to complete an online retail sale independently if they choose through online self-progression. In the fourth quarter of fiscal 2023, online retail sales accounted for 14% of retail unit sales, up from 12% in the previous quarter and 11% in the prior year quarter. Omni sales represented approximately 52% of retail sales in the fourth quarter of fiscal 2023, consistent with the previous quarter and down from 55% in the prior year quarter. Online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two.
Revenue from online transactions was $1.7 billion, or approximately 30% of net revenues in the fourth quarter of fiscal 2023, up from 28% in the previous quarter and down from 31% in the prior year quarter.
We purchased approximately 262,000 vehicles from consumers and dealers during the fourth quarter of fiscal 2023, down 22% from the prior year quarter and up 10% from the prior quarter. Approximately 15,000 vehicles were purchased from dealers, up 7% from the prior quarter and up 4% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign-up new dealers for MaxOffer.

For the fourth quarter of fiscal 2023, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.
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
While we have slowed the pace of our omni-channel and other digital investments, we continue to selectively invest in initiatives that have the potential to activate new capabilities while lowering our costs, including the following:
•Leveraging technology to enhance our transportation logistics capabilities, which we believe will enable us to consolidate loads, increase our mix of full loads and reduce the truck volume in and out of our stores.
•Upgrading our auction experience by deploying a modernized vehicle detail page that is mobile friendly and efficiently displays the most relevant information dealers need to preview our wholesale inventory, similar to how customers shop our retail inventory.
•Updating the MaxOffer product to provide a fully digital, instant offer experience to dealers.
We remain focused on ensuring we are efficient in our spend and are actively taking steps to further align our expenses to our sales levels. During the second half of fiscal 2023, this included reducing staffing in our stores and CECs through attrition, limiting hiring and contractor utilization in our corporate offices and continuing to align marketing spend to sales. While our total and per unit advertising expense decreased from the prior year quarter, our per unit spending for fiscal 2023 was aligned with the prior fiscal year. We anticipate maintaining per unit spend at a similar level during fiscal 2024.
Our SG&A expenses in the fourth quarter of fiscal 2023 decreased from the prior year quarter. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this will require both efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2024, we expect to require low single digit gross profit growth to lever SG&A, which is well below the levels we targeted during our omni transformation. We also expect that the beginning of fiscal 2024 will benefit from the cost management actions we took in the second half of fiscal 2023.
Other steps we have taken to support our business for both the short- and long-term include slowing buys in light of steep market depreciation, reducing total inventory while maintaining saleable inventory levels, raising CAF's consumer rates, slowing our planned store growth and pausing share repurchases to provide more capital flexibility.
We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. As a result, we affirm the following long-term targets, which were disclosed in our Annual Report on Form 10-K for fiscal 2022:
•Sell between 2 million and 2.4 million vehicles through our combined retail and wholesale channels by fiscal 2026.
•Generate between $33 billion and $45 billion in revenue by fiscal 2026.
•Grow our nationwide share of the age 0- to 10-year old used vehicle market to more than 5% by the end of calendar 2025.
The achievement of these targets is dependent on macroeconomic factors that could result in ongoing volatility in consumer demand.
In calendar 2022, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2021. We estimate we sold approximately 4.8% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2022, consistent with 2021. External title data shows that the market share gains we achieved during the first half of the year were offset by share losses during the second half of the year as we prioritized profitability over share. However, we believe we are well positioned to deliver profitable market share gains. Our strategy to increase our market share includes focusing on:
•Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful integration of our in-store and online capabilities.
•Utilizing advertising to drive customer growth, educate customers about our omni-channel platform and to differentiate and elevate our brand.
•Hiring, developing and retaining an engaged and skilled workforce.
•Leveraging data and advanced analytics to continuously improve the customer experience as well as our processes and systems.
•Improving efficiency in our stores and CECs and our logistics operations to reduce waste.
•Opening stores in new markets and expanding our presence in existing markets.
•Becoming the leading retailer of used electric vehicles in the market, which will support our business and help CarMax be part of the solution to reduce emissions.
As of February 28, 2023, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During fiscal 2023, we opened ten stores, and we anticipate opening five stores during fiscal 2024.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I, Item 1A of this Form 10-K.
CRITICAL ACCOUNTING ESTIMATES

Our results of operations and financial condition as reflected in the consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities.  We use our historical experience and other relevant factors when developing our estimates and assumptions.  We regularly evaluate these estimates and assumptions.  Note 1 includes a discussion of significant accounting policies.  The accounting policy discussed below is the one we consider critical to an understanding of our consolidated financial statements because its application places the most significant demands on our judgment.  Our financial results might have been different if different assumptions had been used or other conditions had prevailed.
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
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $50.7 million as of February 28, 2023.
See Notes 1(H) and 5 for additional information on the allowance for loan losses.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Years Ended February 28
(In millions)	2023	Change	2022	Change	2021
Used vehicle sales	$23,034.3	(5.7)%	$24,437.1	55.5%	$15,713.6
Wholesale vehicle sales	5,989.8	(11.4)%	6,763.8	153.4%	2,668.8
Other sales and revenues:
Extended protection plan revenues	422.3	(11.7)%	478.4	15.9%	412.8
Third-party finance income/(fees), net	7.0	351.7%	1.5	103.9%	(39.6)
Advertising & subscription revenues (1)	133.3	30.9%	101.8	100.0%	—
Other	98.2	(16.5)%	117.8	(39.5)%	194.6
Total other sales and revenues	660.8	(5.5)%	699.5	23.2%	567.8
Total net sales and operating revenues	$29,684.9	(6.9)%	$31,900.4	68.3%	$18,950.1

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 20 for further details.

UNIT SALES

	Years Ended February 28
	2023	Change	2022	Change	2021
Used vehicles	807,823	(12.6)%	924,338	22.9%	751,862
Wholesale vehicles	585,071	(17.2)%	706,212	65.7%	426,268

AVERAGE SELLING PRICES

	Years Ended February 28
	2023	Change	2022	Change	2021
Used vehicles	$28,251	7.8%	$26,207	26.7%	$20,690
Wholesale vehicles	$9,872	6.9%	$9,238	55.1%	$5,957

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 (1)
	2023	2022	2021
Used vehicle units	(14.3)%	21.9%	(11.7)%
Used vehicle revenues	(7.6)%	54.3%	(10.5)%

(1)     Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28
	2023	2022	2021
Used vehicle units	(12.6)%	22.9%	(9.7)%
Used vehicle revenues	(5.7)%	55.5%	(8.5)%

Wholesale vehicle units	(17.2)%	65.7%	(8.6)%
Wholesale vehicle revenues	(11.4)%	153.4%	6.7%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 (1)
	2023	2022	2021
CAF (2)	45.4%	46.1%	45.5%
Tier 2 (3)	22.0	22.5	22.3
Tier 3 (4)	6.5	7.8	10.9
Other (5)	26.1	23.6	21.3
Total	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28
	2023	2022	2021
Used car stores, beginning of year	230	220	216
Store openings	10	10	4
Used car stores, end of year	240	230	220

During fiscal 2023, we opened 10 stores, including our entry into the New York metro and Amarillo markets (Edison, NJ; Stockton, CA; Wayne, NJ; East Meadow, NY; Oceanside, CA; Joliet, IL; Asheville, NC; Greenwood, IN; College Station, TX; and Amarillo, TX).

Used Vehicle Sales
Fiscal 2023 Versus Fiscal 2022.  The 5.7% decrease in used vehicle revenues in fiscal 2023 was primarily driven by a 12.6% decrease in used unit sales, partially offset by a 7.8% increase in average retail selling price. The decrease in used units included a 14.3% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 12% of used unit sales in fiscal 2023, compared with 9% in fiscal 2022.
During fiscal 2023, we believe a number of macroeconomic factors impacted our used unit sales performance, including challenges to vehicle affordability that stem from broad inflation, rising interest rates, tightening lending standards and low consumer confidence. We believe our performance was also impacted by transitory competitive responses to the current environment while we maintained our focus on profitable market share gains.
The increase in average retail selling price in fiscal 2023 reflected higher vehicle acquisition costs, partially offset by shifts in the mix of our sales by vehicle age.
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

Fiscal 2023 Versus Fiscal 2022.  The 11.4% decrease in wholesale vehicle revenues in fiscal 2023 was primarily due to a 17.2% decrease in unit sales, partially offset by a 6.9% increase in average selling price. Wholesale volume was negatively impacted by our decision to shift some units from wholesale to retail to meet consumer demand for lower priced vehicles. The net increase in average selling price in fiscal 2023 was primarily due to increased acquisition costs resulting from strong industry valuations in the beginning of fiscal 2023, which continued from the prior fiscal year, offsetting depreciation in the second half of the fiscal year.
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
Fiscal 2023 Versus Fiscal 2022.  Other sales and revenues decreased 5.5% in fiscal 2023, reflecting the decrease in EPP revenue and a decline in new vehicle sales, partially offset by the inclusion of twelve months of Edmunds’ revenue in fiscal 2023 compared to nine months of Edmunds’ revenue in fiscal 2022. EPP revenues decreased 11.7%, primarily driven by the decline in our retail unit volume and a decrease in profit sharing revenue recognized in the current year, partially offset by increased margins. The decline in new car sales was driven by the divestiture of our remaining new car franchise in the third quarter of fiscal 2022.
GROSS PROFIT

	Years Ended February 28 (1)
(In millions)	2023	Change	2022	Change	2021
Used vehicle gross profit	$1,848.2	(9.3)%	$2,038.4	28.3%	$1,588.9
Wholesale vehicle gross profit	589.8	(22.9)%	764.5	80.6%	423.3
Other gross profit	362.2	(25.2)%	484.6	32.1%	366.9
Total	$2,800.2	(14.8)%	$3,287.5	38.2%	$2,379.1

(1)Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Years Ended February 28 (1)
	2023		2022		2021
	$ per unit (2)	% (3)	$ per unit (2)	% (3)	$ per unit (2)	% (3)
Used vehicle gross profit	$2,288	8.0	$2,205	8.3	$2,113	10.1
Wholesale vehicle gross profit	$1,008	9.8	$1,083	11.3	$993	15.9
Other gross profit	$448	54.8	$524	69.3	$488	64.6

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

We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers through our appraisal process.  Vehicles purchased directly from consumers and dealers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. In any given period, our gross profit may also be impacted by the age mix of vehicles sold, as older vehicles are generally more profitable. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to optimize unit sales and profitability while also maintaining a competitively priced inventory.
Fiscal 2023 Versus Fiscal 2022.  Used vehicle gross profit decreased 9.3% in fiscal 2023, driven by the 12.6% decrease in total used unit sales, partially offset by the $83 increase in used vehicle gross profit per unit. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Fiscal 2023 Versus Fiscal 2022.  Wholesale vehicle gross profit decreased 22.9% in fiscal 2023, driven by the 17.2% decrease in wholesale unit sales as well as the $75 decrease in wholesale vehicle gross profit per unit. Our decision to source a higher mix of older vehicles for retail sale also impacted wholesale vehicle gross profit per unit. When those vehicles cannot be reconditioned to our standards for consumer sales, we shift them to wholesale, which often sell at lower margins.
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
Fiscal 2023 Versus Fiscal 2022.  Other gross profit decreased 25.2% in fiscal 2023, primarily driven by an $81.5 million decline in service department margins as well as a decrease in EPP revenues, as discussed above, partially offset by the inclusion of twelve months of Edmunds' gross profit in fiscal 2023 compared with nine months of Edmunds' gross profit in fiscal 2022. The decline in service department profits was driven by deleverage resulting from lower retail unit sales, inflationary pressure and our decision to maintain technician staffing.

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2023	Fiscal Year 2022

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS (1)

	Years Ended February 28
(In millions except per unit data)	2023	Change	2022	Change	2021
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$1,282.4	4.7%	$1,224.4	34.6%	$909.8
Share-based compensation expense	83.6	(18.0)%	102.0	(8.8)%	111.7
Total compensation and benefits (2)	$1,366.0	3.0%	$1,326.4	29.8%	$1,021.5
Store occupancy costs	267.3	16.3%	229.9	12.3%	204.7
Advertising expense	288.5	(11.5)%	325.9	49.8%	217.5
Other overhead costs (3)	565.6	27.6%	443.0	70.0%	260.7
Total SG&A expenses	$2,487.4	7.0%	$2,325.2	36.4%	$1,704.4
SG&A as a % of gross profit	88.8%	18.1%	70.7%	(0.9)%	71.6%
(1)Amounts are net of intercompany eliminations.
(2)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 14 for details of share-based compensation expense by grant type.
(3)Includes IT expenses, non-CAF bad debt, preopening and relocation costs, insurance, charitable contributions, travel and other administrative expenses.

Fiscal 2023 Versus Fiscal 2022 (Increase of $162.2 million or 7.0%). Factors contributing to the net increase include the following:
•$122.6 million increase in other overhead costs, primarily driven by investments to advance our technology platforms and support our strategic and growth initiatives. The increase also included a $22.6 million one-time benefit in the prior year related to the receipt of settlement proceeds in a class action lawsuit. Other overhead costs were also negatively impacted by a year-over-year increase in non-CAF uncollectible receivables. This increase reflects several factors including, but not limited to, ongoing DMV processing delays, costs associated with our Love Your Car Guarantee program and field execution opportunities stemming from the dynamic operating environment.
•$58.0 million increase in compensation and benefits expense, excluding share-based compensation expense, driven by increased staffing and wage pressures as well as the inclusion of Edmunds for twelve months in the current year compared to nine months in the prior year, partially offset by a $32.8 million decrease in bonus compensation expense.
•$37.4 million increase in store occupancy costs driven by the 9.1% increase in our store base since the beginning of the last fiscal year as well as other growth- and capacity-related costs.
•$37.4 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales.
•$18.4 million decrease in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Fiscal 2023 Versus Fiscal 2022.  Interest expense increased to $120.4 million in fiscal 2023 versus $94.1 million in fiscal 2022. The increase primarily reflected higher interest rates as well as higher outstanding debt balances in the current fiscal year, including the $700 million term loan issued in October 2021.
Other Income
Other income decreased to $9.4 million in fiscal 2023 compared with $34.6 million in fiscal 2022. The decrease was primarily due to net gains on an equity investment recorded during fiscal 2022.
Income Taxes
The effective income tax rate was 23.9% in fiscal 2023 compared with 22.9% in fiscal 2022. The increase in the effective income tax rate was primarily driven by the change in excess tax benefit related to settlements of share-based awards.
RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, or other competitive pressures on consumer rates, could result in compression in the interest margin on new originations. Changes in the allowance for loan losses as a percentage of ending managed receivables reflect the effect of changes in loss and delinquency experience and economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans receivable as well as changes in the mix of credit quality originated.
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
CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume, which we increased to 10% during fiscal 2022 and throughout most of fiscal 2023. In response to the current environment, CAF adjusted its underwriting standards, including, towards the end of the fourth quarter of fiscal 2023, reducing its targeted percentage of Tier 3 volume from 10% to 5%. Within the Tier 2 space, CAF continues to originate loans on a test basis. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 4 for additional information on CAF income and Note 5 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28
(In millions)	2023	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$1,441.5	8.8	$1,296.8	8.7	$1,142.0	8.5
Interest expense	(310.3)	(1.9)	(228.8)	(1.5)	(314.1)	(2.3)
Total interest margin	$1,131.2	6.9	$1,068.0	7.2	$827.9	6.1
Provision for loan losses	$(317.0)	(1.9)	$(141.7)	(0.9)	$(160.7)	(1.2)
CarMax Auto Finance income	$663.4	4.1	$801.5	5.4	$562.8	4.2

(1)Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28
	2023	2022	2021
Net loans originated (in millions)	$8,832.7	$9,371.2	$6,395.0
Vehicle units financed	340,077	393,681	319,346
Net penetration rate (1)	42.1%	42.6%	42.5%
Weighted average contract rate	9.7%	8.5%	8.4%
Weighted average credit score (2)	708	703	706
Weighted average loan-to-value (LTV) (3)	88.3%	88.7%	92.0%
Weighted average term (in months)	66.0	66.6	66.0

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

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28
(In millions)	2023	2022	2021
Total ending managed receivables	$16,767.9	$15,652.3	$13,847.2
Total average managed receivables	$16,304.3	$14,934.0	$13,463.3
Allowance for loan losses	$507.2	$433.0	$411.1
Allowance for loan losses as a percentage of ending managed receivables	3.02%	2.77%	2.97%
Net credit losses on managed receivables	$242.8	$119.8	$109.4
Net credit losses as a percentage of total average managed receivables	1.49%	0.80%	0.81%
Past due accounts as a percentage of ending managed receivables	5.00%	4.02%	2.83%
Average recovery rate (1)	64.2%	70.8%	53.5%

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

Fiscal 2023 Versus Fiscal 2022.
•CAF Income decreased $138.1 million, or 17.2%, reflecting an increase in the provision for loan losses and a decrease in the net interest margin percentage, partially offset by an increase in average managed receivables.

•Provision for Loan Losses (Increased to $317.0 million from $141.7 million)
◦The current year provision increase was primarily the result of the previously disclosed expansion of Tier 2 and Tier 3 originations within CAF's portfolio and unfavorable performance within the portfolio as well as the uncertain macroeconomic environment. In addition, the prior fiscal year was positively impacted by a reduced provision coming out of the pandemic from fiscal 2021.
◦The allowance for loan losses as a percentage of ending managed receivables was 3.02% as of February 28, 2023 compared with 2.77% as of February 28, 2022 due to the factors noted above.

•Total interest margin decreased as a percentage of average managed receivables to 6.9% in fiscal 2023 compared with 7.2% in fiscal 2022. The decrease was primarily the result of higher funding costs, partially offset by higher interest and fees from consumers.

•Loan Performance
◦The decrease in net loan originations in fiscal 2023 resulted from a decrease in used unit sales and the net penetration rate, partially offset by an increase in the average amount financed.
◦CAF net penetration for fiscal 2023 declined from the prior year, largely reflecting shifts in the mix of customers utilizing outside financing.
◦The weighted average contract rate increased to 9.7% in fiscal 2023, compared with 8.5% in the prior year. The increase was primarily due to higher rates charged to customers in response to the current interest rate environment. We expect that these significant pricing moves, along with more gradual movements in our cost of funds, should allow our total interest margin to level off in fiscal 2024.
◦The increase in past due accounts as a percentage of ending managed receivables for fiscal 2023 primarily reflects an increase in delinquencies as well as our expansion of Tier 2 and Tier 3 originations within CAF's portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.

PLANNED FUTURE ACTIVITIES

For fiscal 2024, we plan to open five stores, including two more stores in the New York City metro market, as well as our first offsite production location in the Atlanta metro market. We currently estimate capital expenditures will total approximately $450 million in fiscal 2024. Capital expenditures were $422.7 million in fiscal 2023. Planned capital spending in fiscal 2024 largely reflects spending to support our future long-term growth, including investments in auction, sales and production facilities, as well as our new stores.

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
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales, as well as paused our share repurchases and slowed the rate of our store growth. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

On June 1, 2021, we completed our acquisition of Edmunds for a total purchase price of $401.8 million, inclusive of our initial investment. The consideration paid at closing included a combination of cash and shares of CarMax common stock. See Note 2 for additional information.
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 13 and 17 for amounts outstanding as of February 28, 2023 related to debt and leases, respectively.
Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 11 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 28, 2023. See Note 12 for information related to these plans.
Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising. As of February 28, 2023, our purchase obligations and commitments were approximately $407.3 million, of which $246.2 million are due in fiscal 2024. The majority of the remaining purchase obligations and commitments are due within the next three years.
We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. At the end of fiscal 2023, our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the year. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.
Operating Activities.  During fiscal 2023, net cash provided by operating activities totaled $1.28 billion, compared with net cash used in operating activities of $2.55 billion in fiscal 2022.
As of February 28, 2023, total inventory was $3.73 billion, representing a decrease of $1.40 billion, or 27.3%, compared with the balance as of the start of the fiscal year. The decrease was primarily due to a decrease in vehicle units reflecting lower sales volume as well as a decline in the average carrying cost of inventory as a result of market depreciation.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $1.37 billion in fiscal 2023 compared with $1.94 billion in fiscal 2022.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $893.3 million in fiscal 2023 compared with $1.70 billion in fiscal 2022 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The change in net cash provided by (used in) operating activities for fiscal 2023 compared with fiscal 2022 reflected the changes in inventory and auto loans receivable, as discussed above, as well as the net impact of volume and timing-related changes in accounts receivable and accounts payable, partially offset by a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.
Investing Activities.  Net cash used in investing activities totaled $425.8 million in fiscal 2023 compared with $523.7 million in fiscal 2022.  For fiscal 2022, this included $241.6 million in cash paid in connection with the Edmunds acquisition, net of cash acquired. Capital expenditures were $422.7 million in fiscal 2023 versus $308.5 million in fiscal 2022. Capital expenditures primarily included store construction costs as well as investments in growth capacity initiatives and technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.
Financing Activities.  Net cash used in financing activities was $710.2 million in fiscal 2023, compared with net cash provided by financing activities of $3.10 billion in fiscal 2022.  Included in these amounts were net issuances of non-recourse notes payable of $893.3 million compared with $1.70 billion in the prior year. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During fiscal 2023, cash used in financing activities was impacted by stock repurchases of $333.9 million as well as net payments on our long-term debt of $1.25 billion. During fiscal 2022, cash provided by financing activities was impacted by stock repurchases of $576.5 million as well as net borrowings on our long-term debt of $1.93 billion.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2023	2022
Revolving credit facility (2)	June 2024	$—	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,493	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,526	524,766
Non-recourse notes payable	Various dates through November 2029	16,360,092	15,466,799
Total debt (3)		$18,382,111	$18,734,417
Cash and cash equivalents		$314,758	$102,716
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 13 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 28, 2023, we were in compliance with these financial covenants.
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
As of February 28, 2023, $12.71 billion and $3.65 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2023, we funded a total of $7.23 billion in asset-backed term funding transactions. As of February 28, 2023, we had $1.95 billion of unused capacity in our warehouse facilities.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Notes 1(F) and 13 for additional information on the warehouse facilities.
We generally repurchase the receivables funded through our warehouse facilities when we enter into an asset-backed term funding transaction. If our counterparties were to refuse to permit these repurchases it could impact our ability to execute on our funding program. Additionally, the agreements related to the warehouse facilities include various representations and warranties, as well as covenants and performance triggers related to events of default.  If these requirements are not met, we could be unable to continue to fund receivables through the warehouse facilities.  In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the related receivables with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  In April 2022, our board of directors increased our share repurchase authorization by $2 billion. As of February 28, 2023, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors. We remain committed to returning capital back to our shareholders over time. See Note 14 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 7 for more information on fair value measurements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2023 and February 28, 2022, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
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
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2023 net earnings per share by approximately $0.17.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 6 and 7 for additional information on derivative instruments and hedging activities.
COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28
(In millions)	2023	2022
Fixed-rate	$10,416.4	$10,948.1
Variable-rate (1)	5,943.7	4,518.7
Total	$16,360.1	$15,466.8

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 13.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loans; however, a portion of the variable-rate risk is mitigated by derivative instruments. Substantially all of these borrowings are variable-rate debt based on LIBOR.  A

100-basis point increase in market interest rates would have decreased our fiscal 2023 net earnings per share by approximately $0.04.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 16% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2023 net earnings per share by less than $0.01.  See Note 12 for more information on our benefit plans.
As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2023, a 10% change in the company’s stock price would have affected fiscal 2023 net earnings per share by approximately $0.01.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2023.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity, for each of the years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 13, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on core managed receivables
As discussed in Notes 1(H) and 5 to the consolidated financial statements, the Company maintained an allowance for loan losses on core managed receivables for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses on core managed receivables at February 28, 2023 was $401.5 million. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. The net loss estimate for core managed receivables with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for core managed receivables reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

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
April 13, 2023

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity, for each of the years in the three-year period ended February 28, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated April 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
April 13, 2023

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28
(In thousands except per share data)	2023	% (1)	2022	% (1)	2021	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$23,034,286	77.6	$24,437,095	76.6	$15,713,583	82.9
Wholesale vehicle sales	5,989,796	20.2	6,763,813	21.2	2,668,753	14.1
Other sales and revenues	660,791	2.2	699,504	2.2	567,813	3.0
NET SALES AND OPERATING REVENUES	29,684,873	100.0	31,900,412	100.0	18,950,149	100.0
COST OF SALES:
Used vehicle cost of sales	21,186,135	71.4	22,398,651	70.2	14,124,715	74.5
Wholesale vehicle cost of sales	5,399,969	18.2	5,999,277	18.8	2,245,431	11.8
Other cost of sales	298,566	1.0	214,942	0.7	200,878	1.1
TOTAL COST OF SALES	26,884,670	90.6	28,612,870	89.7	16,571,024	87.4
GROSS PROFIT	2,800,203	9.4	3,287,542	10.3	2,379,125	12.6
CARMAX AUTO FINANCE INCOME	663,404	2.2	801,507	2.5	562,810	3.0
Selling, general and administrative expenses	2,487,357	8.4	2,325,220	7.3	1,704,419	9.0
Depreciation and amortization	228,449	0.8	211,956	0.7	194,356	1.0
Interest expense	120,398	0.4	94,095	0.3	86,178	0.5
Other income	(9,401)	—	(34,568)	(0.1)	(8,275)	—
Earnings before income taxes	636,804	2.1	1,492,346	4.7	965,257	5.1
Income tax provision	152,042	0.5	341,049	1.1	218,338	1.2
NET EARNINGS	$484,762	1.6	$1,151,297	3.6	$746,919	3.9

WEIGHTED AVERAGE COMMON SHARES:
Basic	158,800		162,410		163,183
Diluted	159,771		165,176		165,133
NET EARNINGS PER SHARE:
Basic	$3.05		$7.09		$4.58
Diluted	$3.03		$6.97		$4.52

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28
(In thousands)	2023	2022	2021
NET EARNINGS	$484,762	$1,151,297	$746,919
Other comprehensive income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	28,411	19,661	28,640
Net change in cash flow hedge unrecognized gains	115,880	52,608	2,740
Other comprehensive income, net of taxes	144,291	72,269	31,380
TOTAL COMPREHENSIVE INCOME	$629,053	$1,223,566	$778,299

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$314,758	$102,716
Restricted cash from collections on auto loans receivable	470,889	548,099
Accounts receivable, net	298,783	560,984
Inventory	3,726,142	5,124,569
Other current assets	230,795	212,922
TOTAL CURRENT ASSETS	5,041,367	6,549,290
Auto loans receivable, net of allowance for loan losses of $507,201 and $433,030 as of February 28, 2023 and February 28, 2022, respectively	16,341,791	15,289,701
Property and equipment, net	3,430,914	3,209,068
Deferred income taxes	80,740	120,931
Operating lease assets	545,677	537,357
Goodwill	141,258	141,258
Other assets	600,989	490,659
TOTAL ASSETS	$26,182,736	$26,338,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$826,592	$937,717
Accrued expenses and other current liabilities	478,964	533,271
Current portion of operating lease liabilities	53,287	44,197
Current portion of long-term debt	111,859	11,203
Current portion of non-recourse notes payable	467,609	521,069
TOTAL CURRENT LIABILITIES	1,938,311	2,047,457
Long-term debt, excluding current portion	1,909,361	3,255,304
Non-recourse notes payable, excluding current portion	15,865,776	14,919,715
Operating lease liabilities, excluding current portion	523,828	523,269
Other liabilities	332,383	357,080
TOTAL LIABILITIES	20,569,659	21,102,825

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,079,033 and 161,053,983 shares issued and outstanding as of February 28, 2023 and February 28, 2022, respectively	79,040	80,527
Capital in excess of par value	1,713,074	1,677,268
Accumulated other comprehensive income (loss)	97,869	(46,422)
Retained earnings	3,723,094	3,524,066
TOTAL SHAREHOLDERS’ EQUITY	5,613,077	5,235,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,182,736	$26,338,264

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28
(In thousands)	2023	2022	2021
OPERATING ACTIVITIES:
Net earnings	$484,762	$1,151,297	$746,919
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	265,224	273,188	242,156
Share-based compensation expense	85,592	109,197	121,899
Provision for loan losses	317,013	141,692	160,703
Provision for cancellation reserves	98,137	114,928	72,235
Deferred income tax (benefit) provision	(6,550)	15,000	(35,787)
Other	4,773	(19,139)	(1,409)

Net decrease (increase) in:
Accounts receivable, net	262,201	(288,195)	(43,507)
Inventory	1,398,427	(1,967,432)	(323,318)
Other current assets	103,222	(80,790)	(50)
Auto loans receivable, net	(1,369,103)	(1,941,574)	(300,838)
Other assets	(52,286)	(32,272)	(12,862)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(197,687)	175,106	106,788
Other liabilities	(110,393)	(200,456)	(65,169)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,283,332	(2,549,450)	667,760
INVESTING ACTIVITIES:
Capital expenditures	(422,710)	(308,534)	(164,536)
Proceeds from disposal of property and equipment	5,190	260	1,846
Proceeds from sale of business	—	12,298	29,911
Purchases of investments	(12,526)	(24,614)	(3,729)
Sales and returns of investments	4,280	38,408	8,325
Business acquisition, net of cash acquired	—	(241,563)	—
NET CASH USED IN INVESTING ACTIVITIES	(425,766)	(523,745)	(128,183)
FINANCING ACTIVITIES:
Decrease in short-term debt, net	—	—	(40)
Proceeds from issuances of long-term debt	3,020,700	7,684,400	1,754,300
Payments on long-term debt	(4,275,353)	(5,752,796)	(2,217,305)
Cash paid for debt issuance costs	(19,781)	(20,132)	(18,296)
Payments on finance lease obligations	(12,200)	(11,923)	(7,424)
Issuances of non-recourse notes payable	14,333,896	14,328,298	10,805,546
Payments on non-recourse notes payable	(13,440,603)	(12,626,308)	(10,654,011)
Repurchase and retirement of common stock	(333,932)	(576,478)	(229,938)
Equity issuances	17,093	79,805	143,148
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(710,180)	3,104,866	(424,020)
Increase in cash, cash equivalents, and restricted cash	147,386	31,671	115,557
Cash, cash equivalents, and restricted cash at beginning of year	803,618	771,947	656,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$951,004	$803,618	$771,947

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$314,758	$102,716	$132,319
Restricted cash from collections on auto loans receivable	470,889	548,099	496,415
Restricted cash included in other assets	165,357	152,803	143,213
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$951,004	$803,618	$771,947

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 29, 2020	163,081	$81,541	$1,348,988	$2,488,417	$(150,071)	$3,768,875
Adoption of CECL	—	—	—	(153,306)	—	(153,306)
Net earnings	—	—	—	746,919	—	746,919
Other comprehensive income	—	—	—	—	31,380	31,380
Share-based compensation expense	—	—	49,656	—	—	49,656
Repurchases of common stock	(2,380)	(1,190)	(20,967)	(194,133)	—	(216,290)
Exercise of common stock options	2,307	1,153	141,994	—	—	143,147
Stock incentive plans, net shares issued	164	82	(5,850)	—	—	(5,768)
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613
Net earnings	—	—	—	1,151,297	—	1,151,297
Other comprehensive income	—	—	—	—	72,269	72,269
Share-based compensation expense	—	—	56,762	—	—	56,762
Shares issued for acquisition	776	388	90,183	—	—	90,571
Repurchases of common stock	(4,475)	(2,237)	(44,260)	(515,128)	—	(561,625)
Exercise of common stock options	1,302	651	79,154	—	—	79,805
Stock incentive plans, net shares issued	279	139	(18,392)	—	—	(18,253)
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	484,762	—	484,762
Other comprehensive income	—	—	—	—	144,291	144,291
Share-based compensation expense	—	—	62,025	—	—	62,025
Repurchases of common stock	(3,404)	(1,702)	(35,807)	(285,734)	—	(323,243)
Exercise of common stock options	268	134	16,959	—	—	17,093
Stock incentive plans, net shares issued	161	81	(7,371)	—	—	(7,290)
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077

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

(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less were $229.5 million as of February 28, 2023 and not significant to the consolidated balance sheet as of February 28, 2022.

(D)Restricted Cash from Collections on Auto Loans Receivable
Cash equivalents, totaling $470.9 million as of February 28, 2023 and $548.1 million as of February 28, 2022, consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

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

(J)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $113.7 million as of February 28, 2023 and $105.8 million as of February 28, 2022.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other income. Other investments totaled $133.2 million as of February 28, 2023 and $108.5 million as of February 28, 2022.

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

(L)Accrued Expenses
As of February 28, 2023 and February 28, 2022, accrued expenses and other current liabilities included accrued compensation and benefits of $159.3 million and $267.0 million, respectively; loss reserves for general liability and workers’ compensation insurance of $47.5 million and $44.0 million, respectively; our vehicle return reserves of $95.9 million and $79.8 million, respectively; and the current portion of cancellation reserves. See Note 10 for additional information on cancellation reserves.

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

(Q)Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; rent and other occupancy costs; advertising; and other, including IT expenses, non-CAF bad debt, preopening and relocation costs, insurance, charitable contributions, travel, and other administrative expenses.

(R)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $295.6 million in fiscal 2023, $332.2 million in fiscal 2022 and $218.6 million in fiscal 2021.

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

(V)Income Taxes
We file a consolidated federal income tax return. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws.  A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.  Changes in tax laws and tax rates are reflected in the income tax provision in the period in which the changes are enacted. We evaluate the need to record valuation allowances that would reduce deferred tax assets to the amount that will more likely than not be realized.  When assessing the need for valuation allowances, we consider available loss carrybacks, tax planning strategies, future reversals of existing temporary differences and future taxable income.

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

Effective in Future Periods
In June 2022, the FASB issued an accounting pronouncement (ASU 2022-03) related to accounting for equity securities. The amendments in the update clarify the guidance for measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of equity securities, as well as introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. This update is effective for annual periods beginning after December 15, 2023, and interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2024, and we do not expect it to have a material effect on our consolidated financial statements.

In September 2022, the FASB issued an accounting pronouncement (ASU 2022-04) related to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2023, and we do not expect it to have a material effect on our consolidated financial statements.

In March 2023, the FASB issued an accounting pronouncement (ASU 2023-01) related to accounting for leases between entities under common control. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not expect the update to have a material effect on our consolidated financial statements.

In March 2023, the FASB issued an accounting pronouncement (ASU 2023-02) related to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2024, and we do not expect it to have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Years Ended February 28
(In millions)	2023	2022	2021
Used vehicle sales	$23,034.3	$24,437.1	$15,713.6
Wholesale vehicle sales	5,989.8	6,763.8	2,668.8
Other sales and revenues:
Extended protection plan revenues	422.3	478.4	412.8
Third-party finance income/(fees), net	7.0	1.5	(39.6)
Advertising & subscription revenues (1)	133.3	101.8	—
Service revenues	82.3	81.8	92.0
Other	15.9	36.0	102.6
Total other sales and revenues	660.8	699.5	567.8
Total net sales and operating revenues	$29,684.9	$31,900.4	$18,950.1

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of February 28, 2023 and February 28, 2022, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.

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

Other Revenues. Other revenues previously consisted primarily of new vehicle sales. Subsequent to the divestiture of our remaining new car franchise during fiscal 2022, other revenues includes miscellaneous goods and services, which are immaterial to our consolidated financial statements.

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
Components of CAF Income

	Years Ended February 28
(In millions)	2023	% (1)	2022	% (1)	2021	% (1)
Interest margin:
Interest and fee income	$1,441.5	8.8	$1,296.8	8.7	$1,142.0	8.5
Interest expense	(310.3)	(1.9)	(228.8)	(1.5)	(314.1)	(2.3)
Total interest margin	1,131.2	6.9	1,068.0	7.2	827.9	6.1
Provision for loan losses	(317.0)	(1.9)	(141.7)	(0.9)	(160.7)	(1.2)
Total interest margin after provision for loan losses	814.2	5.0	926.3	6.2	667.2	5.0

Total other expense	—	—	—	—	(2.2)	—

Direct expenses:
Payroll and fringe benefit expense	(62.8)	(0.4)	(50.5)	(0.3)	(46.0)	(0.3)
Depreciation and amortization	(15.5)	(0.1)	(6.6)	—	(0.8)	—
Other direct expenses	(72.4)	(0.4)	(67.7)	(0.5)	(55.4)	(0.4)
Total direct expenses	(150.8)	(0.9)	(124.8)	(0.8)	(102.2)	(0.8)
CarMax Auto Finance income	$663.4	4.1	$801.5	5.4	$562.8	4.2

Total average managed receivables	$16,304.3		$14,934.0		$13,463.3

 (1)    Percent of total average managed receivables.

5.AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement. We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $16.36 billion as of February 28, 2023, and $15.47 billion as of February 28, 2022. See Notes 1(F) and 13 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of February 28
(In millions)	2023	2022
Asset-backed term funding	$12,242.8	$11,653.8
Warehouse facilities	3,649.9	3,291.9
Overcollateralization (1)	739.9	489.1
Other managed receivables (2)	135.3	217.5
Total ending managed receivables	16,767.9	15,652.3
Accrued interest and fees	78.0	67.3
Other	3.1	3.1
Less: allowance for loan losses	(507.2)	(433.0)
Auto loans receivable, net	$16,341.8	$15,289.7

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

Ending Managed Receivables by Major Credit Grade

	As of February 28, 2023
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,890.9	$2,555.3	$1,112.0	$677.1	$218.3	$36.3	$8,489.9	50.6
B	2,497.5	1,839.9	816.2	488.9	215.1	56.0	5,913.6	35.3
C and other	732.7	609.5	314.5	169.3	74.1	25.6	1,925.7	11.5
Total core managed receivables	7,121.1	5,004.7	2,242.7	1,335.3	507.5	117.9	16,329.2	97.4
Other managed receivables (4):
C and other	272.0	112.5	15.0	21.1	13.2	4.9	438.7	2.6
Total ending managed receivables	$7,393.1	$5,117.2	$2,257.7	$1,356.4	$520.7	$122.8	$16,767.9	100.0

	As of February 28, 2022
	Fiscal Year of Origination (1)
(In millions)	2022	2021	2020	2019	2018	Prior to 2018	Total	% (2)
Core managed receivables (3):
A	$3,885.5	$1,788.3	$1,266.1	$574.1	$203.4	$32.3	$7,749.7	49.5
B	2,795.2	1,288.5	857.7	473.1	205.2	50.4	5,670.1	36.2
C and other	919.1	496.2	294.8	156.7	73.8	29.6	1,970.2	12.6
Total core managed receivables	7,599.8	3,573.0	2,418.6	1,203.9	482.4	112.3	15,390.0	98.3
Other managed receivables (4):
C and other	165.2	23.9	34.7	23.8	10.0	4.7	262.3	1.7
Total ending managed receivables	$7,765.0	$3,596.9	$2,453.3	$1,227.7	$492.4	$117.0	$15,652.3	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total ending managed receivables.
(3)Represents CAF’s Tier 1 originations.
(4)Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses. The allowance for loan losses at February 28, 2023 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

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

Allowance for Loan Losses

	As of February 28, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	$377.5	$55.5	$433.0	2.77
Charge-offs	(348.1)	(54.4)	(402.5)
Recoveries (2)	142.5	17.2	159.7
Provision for loan losses	229.6	87.4	317.0
Balance as of end of year	$401.5	$105.7	$507.2	3.02

	As of February 28, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	379.4	31.7	411.1	2.97
Charge-offs	(206.5)	(20.7)	(227.2)
Recoveries (2)	99.4	8.0	107.4
Provision for loan losses	105.2	36.5	141.7
Balance as of end of year	$377.5	$55.5	$433.0	2.77

(1)Percent of total ending managed receivables.
(2)Net of costs incurred to recover vehicle.

During fiscal 2023, the allowance for loan losses increased $74.2 million, primarily reflecting growth in receivables, the expansion of our Tier 2 and Tier 3 originations and unfavorable performance within the portfolio as well as the uncertain macroeconomic environment. The increase in net charge-offs primarily reflects customer hardship in the current economic environment. Additionally, net charge-offs in the prior fiscal year were significantly favorable compared to pre-pandemic performance. The increase in the allowance as a percent of total ending managed receivables was primarily driven by worsening loss performance as well as the expansion of our Tier 2 and Tier 3 originations within CAF's portfolio. The allowance for loan losses as of February 28, 2023 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.

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

Past Due Receivables

	As of February 28, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,450.3	$5,540.2	$1,612.3	$15,602.8	$327.6	$15,930.4	95.00
Delinquent loans:
31-60 days past due	25.1	225.7	175.4	426.2	60.6	486.8	2.90
61-90 days past due	10.6	120.0	114.5	245.1	42.1	287.2	1.71
Greater than 90 days past due	3.9	27.7	23.5	55.1	8.4	63.5	0.39
Total past due	39.6	373.4	313.4	726.4	111.1	837.5	5.00
Total ending managed receivables	$8,489.9	$5,913.6	$1,925.7	$16,329.2	$438.7	$16,767.9	100.00

	As of February 28, 2022
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$7,711.9	$5,401.3	$1,702.7	$14,815.9	$206.4	$15,022.3	95.98
Delinquent loans:
31-60 days past due	25.4	173.3	160.4	359.1	33.0	392.1	2.50
61-90 days past due	9.2	75.6	85.2	170.0	19.1	189.1	1.21
Greater than 90 days past due	3.2	19.9	21.9	45.0	3.8	48.8	0.31
Total past due	37.8	268.8	267.5	574.1	55.9	630.0	4.02
Total ending managed receivables	$7,749.7	$5,670.1	$1,970.2	$15,390.0	$262.3	$15,652.3	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (loss) (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $52.1 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the years ended February 28, 2023 and February 28, 2022, we recognized income of $24.5 million and $8.8 million, respectively, in CAF income representing these changes in fair value.

As of February 28, 2023 and February 28, 2022, we had interest rate swaps outstanding with a combined notional amount of $4.49 billion and $3.64 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of February 28, 2023 and February 28, 2022, we had interest rate swaps with a combined notional amount of $1.14 billion and $0.58 billion, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$865,943	$—	$865,943
Mutual fund investments	22,671	—	22,671
Derivative instruments designated as hedges	—	97,328	97,328
Derivative instruments not designated as hedges	—	33,870	33,870
Total assets at fair value	$888,614	$131,198	$1,019,812

Percent of total assets at fair value	87.1%	12.9%	100.0%
Percent of total assets	3.4%	0.5%	3.9%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$701,865	$—	$701,865
Mutual fund investments	24,022	—	24,022
Derivative instruments designated as hedges	—	39,452	39,452
Derivative instruments not designated as hedges	—	9,339	9,339
Total assets at fair value	$725,887	$48,791	$774,678

Percent of total assets at fair value	93.7%	6.3%	100.0%
Percent of total assets	2.8%	0.2%	2.9%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,379)	$(1,379)
Total liabilities at fair value	$—	$(1,379)	$(1,379)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2023 and February 28, 2022, respectively, are as follows:

(In thousands)	As of February 28, 2023	As of February 28, 2022
Carrying value	$500,000	$500,000
Fair value	$473,749	$517,396

8.PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2023	2022
Land	$947,734	$913,577
Land held for development (1)	62,770	73,347
Buildings	2,454,937	2,290,686
Leasehold improvements	356,974	331,002
Furniture, fixtures and equipment	559,927	520,407
Construction in progress	156,925	113,091
Software	314,454	246,616
Finance leases	192,117	157,890
Total property and equipment	5,045,838	4,646,616
Less: accumulated depreciation and amortization	(1,614,924)	(1,437,548)
Property and equipment, net	$3,430,914	$3,209,068

 (1)    Land held for development represents land owned for potential store growth.

Depreciation expense was $244.4 million in fiscal 2023, $215.3 million in fiscal 2022 and $195.3 million in fiscal 2021.

9.GOODWILL AND INTANGIBLE ASSETS
Goodwill
We test goodwill for impairment annually as of December 1, or whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which are determined in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. The goodwill acquired as part of the Edmunds acquisition was allocated to two of our reporting units – CarMax Sales Operations and Edmunds – with carrying values of $98.9 million and $42.4 million, respectively. No impairment was recognized in fiscal 2023 or fiscal 2022.

Intangibles

	As of February 28, 2023
	Gross Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(13,225)	39,675
Customer relationships	133,200	(13,712)	119,488
Total intangible assets	$218,000	$(26,937)	$191,063

	As of February 28, 2022
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(5,668)	47,232
Customer relationships	133,200	(5,876)	127,324
Total intangible assets	$218,000	$(11,544)	$206,456

The intangible assets above relate to the acquisition of Edmunds on June 1, 2021 (see Note 2 for more information).

Amortization expense of intangible assets was $15.4 million in fiscal 2023 and $11.5 million in fiscal 2022.

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
Cancellation Reserves

	As of February 28
(In millions)	2023	2022
Balance as of beginning of year	$144.7	$124.5
Cancellations	(103.6)	(94.7)
Provision for future cancellations	98.1	114.9
Balance as of end of year	$139.2	$144.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2023 and February 28, 2022, the current portion of cancellation reserves was $76.1 million and $78.7 million, respectively.

11.INCOME TAXES
During fiscal 2021, new legislation was enacted to provide relief to businesses in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Taxpayer Certainty and Disaster Tax Relief Act. The American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act were enacted on March 6, 2021 and November 15, 2021, respectively. We evaluated the tax provisions of these acts as well as new IRS guidance issued. The most significant impacts to the company included the employee retention tax credit and payroll tax deferral provisions of the CARES Act.

On August 16, 2022, federal legislation commonly referred to as the Inflation Reduction Act of 2022 (“IRA”) was enacted. The most significant provisions of the IRA are the corporate alternative minimum tax and the share repurchase tax. We have evaluated the tax provisions as well as new IRS guidance and do not expect the legislation to have a material impact on our results of operations.

Income Tax Provision

	Years Ended February 28
(In thousands)	2023	2022	2021
Current:
Federal	$128,994	$264,194	$209,447
State	29,598	61,855	44,678
Total	158,592	326,049	254,125
Deferred:
Federal	(1,118)	10,560	(27,971)
State	(5,432)	4,440	(7,816)
Total	(6,550)	15,000	(35,787)
Income tax provision	$152,042	$341,049	$218,338

Effective Income Tax Rate Reconciliation

	Years Ended February 28
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.4	3.7	3.3
Share-based compensation	—	(1.8)	(1.6)
Nondeductible and other items	1.5	0.7	0.5
Credits	(2.0)	(0.7)	(0.6)
Effective income tax rate	23.9%	22.9%	22.6%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2023	2022
Deferred tax assets:
Accrued expenses and other	$102,611	$122,791
Allowance for loan losses	123,636	104,454
Prepaid expenses	3,484	4,236
Net operating loss carryforwards and other tax attributes	35,184	38,637
Operating lease liabilities	146,006	144,693
Share-based compensation	37,165	40,579
Capital loss carry forward	847	745
Total deferred tax assets	448,933	456,135
Less: valuation allowance	(1,305)	(1,455)
Total deferred tax assets after valuation allowance	447,628	454,680
Deferred tax liabilities:
Intangibles	47,072	51,088
Property and equipment	113,015	115,263
Operating lease assets	137,617	137,095
Inventory	14,512	19,147
Derivatives	54,672	11,156
Total deferred tax liabilities	366,888	333,749
Net deferred tax asset	$80,740	$120,931

As of the fiscal year ended February 28, 2023, CarMax’s net operating loss carryforwards and other tax attributes include a deferred tax asset of $5.7 million related to U.S. federal net operating loss carryforwards that have no expiration; a deferred tax asset of $12.6 million, net of valuation allowances, related to U.S. federal tax credit carryforwards, which expire between 2023 and 2041; a deferred tax asset of $3.0 million, related to state net operating loss carryforwards, which generally expire between 2023 and 2038; and a deferred tax asset of $12.5 million related to state tax credit carryforwards that have no expiration.

Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2023, relates to capital loss and research and development credit carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28
(In thousands)	2023	2022	2021
Balance at beginning of year	$24,765	$28,997	$30,865
Increases for tax positions of prior years	114	432	188
Decreases for tax positions of prior years	(19)	(5,056)	(4,468)
Increases based on tax positions related to the current year	3,813	2,657	3,634
Settlements	(79)	(391)	(4)
Lapse of statute	(1,502)	(1,874)	(1,218)
Balance at end of year	$27,092	$24,765	$28,997

As of February 28, 2023, we had $27.1 million of gross unrecognized tax benefits, $10.6 million of which, if recognized, would affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our results of operations, financial condition or cash flows.  As of February 28, 2022, we had $24.8 million of gross unrecognized tax benefits,

$8.5 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2021, we had $29.0 million of gross unrecognized tax benefits, $7.6 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $4.0 million, $3.4 million and $4.7 million as of February 28, 2023, February 28, 2022 and February 28, 2021, respectively.

CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2019.

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

Benefit Plan Information

	As of February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2023	2022	2023	2022	2023	2022
Plan assets	$190,007	$214,928	$—	$—	$190,007	$214,928
Projected benefit obligation	209,298	273,257	9,043	11,034	218,341	284,291
Funded status recognized	$(19,291)	$(58,329)	$(9,043)	$(11,034)	$(28,334)	$(69,363)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(639)	$(630)	$(639)	$(630)
Noncurrent liability	(19,291)	(58,329)	(8,404)	(10,404)	(27,695)	(68,733)
Net amount recognized	$(19,291)	$(58,329)	$(9,043)	$(11,034)	$(28,334)	$(69,363)

	Pension Plan			Restoration Plan			Total
(In thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Total net pension (benefit) expense	$(3,443)	$(2,493)	$(1,378)	$429	$425	$433	$(3,014)	$(2,068)	$(945)
Total net actuarial gain(1)	$(33,110)	$(21,941)	$(33,703)	$(1,726)	$(576)	$(210)	$(34,836)	$(22,517)	$(33,913)

(1)     Changes recognized in Accumulated Other Comprehensive Income (Loss).

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2023 or 2022. There were no employer contributions in fiscal 2023 and 2022. The net actuarial gain in a fiscal year is recognized in accumulated other comprehensive income (loss) and may later be recognized as a component of future pension expense. In fiscal 2024, we anticipate that $0.5 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive income (loss).  Estimated actuarial losses to be amortized from accumulated other comprehensive income (loss) for the restoration plan are not expected to be significant.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We do not expect to make any contributions to the pension plan in fiscal 2024. We expect the pension plan to make benefit payments of approximately $7.0 million for each of the next three fiscal years, and $8.2 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.7 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2023	2022	2023	2022
Discount rate	5.20%	3.45%	5.20%	3.45%

Assumptions Used to Determine Net Pension Expense

	As of February 28
	Pension Plan			Restoration Plan
	2023	2022	2021	2023	2022	2021
Discount rate	3.45%	2.95%	2.85%	3.45%	2.95%	2.85%
Expected rate of return on plan assets	7.50%	7.50%	7.75%	—%	—%	—%

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
Fair Value of Plan Assets

	As of February 28
(In thousands)	2023	2022
Mutual funds (Level 1):
Equity securities – international	$17,578	$26,525
Collective funds (NAV):
Short-term investments	1,856	2,016
Equity securities	86,010	133,723
Fixed income securities	84,557	52,664
Interest receivable	6	—
Total	$190,007	$214,928

Plan Assets. Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We currently target allocating approximately 55% of plan assets to equity and equity-related instruments and approximately 45% to fixed income securities; in prior years, we targeted allocating approximately 75% of the plan assets to equity and equity-related instruments and approximately 25% to fixed income securities. Equity securities are currently composed of both collective funds and mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2024.

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

(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $64.0 million in fiscal 2023, $63.8 million in fiscal 2022 and $48.5 million in fiscal 2021.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2023, fiscal 2022 and fiscal 2021.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2023, fiscal 2022 and fiscal 2021.

13.DEBT

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2023	2022
Revolving credit facility (2)	June 2024	$—	$1,243,500
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,493	699,352
3.86% Senior notes	April 2023	100,000	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,526	524,766
Non-recourse notes payable	Various dates through November 2029	16,360,092	15,466,799
Total debt		18,382,111	18,734,417
Less: current portion		(579,468)	(532,272)
Less: unamortized debt issuance costs		(27,506)	(27,126)
Long-term debt, net		$17,775,137	$18,175,019

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 28, 2023, the unused capacity of $2.00 billion was fully available to us.

The weighted average interest rate on outstanding short-term and long-term debt was 2.87% in fiscal 2023, 1.97% in fiscal 2022 and 1.74% in fiscal 2021.

Term Loans.  Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 5.47% as of February 28, 2023, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Future maturities of financing obligations were as follows:

(In thousands)	As of February 28, 2023
Fiscal 2024	$54,317
Fiscal 2025	56,214
Fiscal 2026	59,411
Fiscal 2027	50,059
Fiscal 2028	49,652
Thereafter	758,379
Total payments	1,028,032
Less: interest	(505,506)
Present value of financing obligations	$522,526

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through November 2029, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of February 28, 2023 are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2023 expiration	$2.30
December 2023 expiration	0.50
February 2024 expiration	2.80
Combined warehouse facility limit	$5.60
Unused capacity	$1.95

Non-recourse notes payable outstanding:
Warehouse facilities	$3.65
Asset-backed term funding transactions	12.71
Non-recourse notes payable	$16.36

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2023, fiscal 2022 and fiscal 2021, we capitalized interest of $5.6 million, $5.9 million, and $3.3 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of February 28, 2023, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.

14.STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B) Share Repurchase Program
In April 2022, our board increased our share repurchase authorization by $2 billion. As of February 28, 2023, a total of $4 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. Share repurchases were paused during the third quarter of fiscal 2023.

 Common Stock Repurchases

	Years Ended February 28
	2023	2022	2021
Number of shares repurchased (in thousands)	3,403.9	4,475.2	2,379.8
Average cost per share	$94.95	$125.49	$90.87
Available for repurchase, as of end of year (in millions)	$2,451.3	$774.5	$1,336.1

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

As of February 28, 2023, a total of 60,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 5,769,765 as of that date.

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and/or restricted stock awards.  Nonemployee directors are eligible to receive awards of nonqualified stock options, stock grants, stock-settled restricted stock units and/or restricted stock awards.  Excluding stock grants and stock-settled deferred stock units, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.

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

PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of February 28, 2023, 43,364 units were outstanding at a weighted average grant date fair value per share of $109.02.

Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2023, 78,893 units were outstanding at a weighted average grant date fair value of $91.65.

Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of February 28, 2023, there were 7,847 shares outstanding at a weighted average grant date fair value of $124.21.

Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 2,014,192 shares remaining available for issuance under the plan as of February 28, 2023. Associate contributions are limited to 10% of eligible compensation, up to a maximum of $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 251,651 shares at an average price per share of $81.40 during fiscal 2023, 160,093 shares at an average price per share of $125.22 during fiscal 2022 and 202,085 shares at an average price per share of $87.41 during fiscal 2021.

(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28
(In thousands)	2023	2022	2021
Cost of sales	$2,269	$4,924	$6,805
CarMax Auto Finance income	2,295	5,043	5,657
Selling, general and administrative expenses	83,608	101,966	111,749
Share-based compensation expense, before income taxes	$88,172	$111,933	$124,211

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28
(In thousands)	2023	2022	2021
Nonqualified stock options	$38,629	$33,598	$31,500
Cash-settled restricted stock units (RSUs)	23,567	52,435	72,243
Stock-settled market stock units (MSUs)	15,617	13,984	15,596
Other share-based incentives:
Stock-settled performance stock units (PSUs)	5,123	6,289	489
Stock-settled deferred stock units (DSUs)	1,850	1,925	1,925
Restricted stock (RSAs)	806	966	147
Employee stock purchase plan	2,580	2,736	2,311
Total other share-based incentives	10,359	11,916	4,872
Share-based compensation expense, before income taxes	$88,172	$111,933	$124,211

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2023
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$50.9	1.7
Stock-settled market stock units	15.4	1.1
Other share-based incentives:
Stock-settled performance stock units	1.1	1.6
Restricted stock	0.3	0.4
Total other share-based incentives	1.4	1.3
Total	$67.7	1.6

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2023, February 28, 2022 or February 28, 2021.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2022	5,796	$79.66
Options granted	1,302	90.71
Options exercised	(268)	63.74
Options forfeited or expired	(54)	96.21
Outstanding as of February 28, 2023	6,776	$82.28	3.8	$15,008

Exercisable as of February 28, 2023	3,937	$73.20	2.8	$14,838

Stock Option Information

	Years Ended February 28
	2023	2022	2021
Options granted	1,301,862	922,475	1,607,401
Weighted average grant date fair value per share	$33.24	$42.31	$22.80
Cash received from options exercised (in millions)	$17.1	$79.8	$143.1
Intrinsic value of options exercised (in millions)	$7.3	$95.2	$94.0
Realized tax benefits (in millions)	$1.8	$20.6	$25.5

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

Assumptions Used to Estimate Option Values

	Years Ended February 28
	2023			2022			2021
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	38.7%	-	53.6%	31.8%	-	37.6%	36.1%	-	56.1%
Weighted average expected volatility			39.5%			36.2%			38.2%
Risk-free interest rate (2)	0.4%	-	4.7%	—%	-	1.4%	0.1%	-	0.7%
Expected term (in years) (3)			4.6			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2022	1,163	$93.37
Stock units granted	678	91.14
Stock units vested and converted	(755)	85.83
Stock units cancelled	(82)	97.66
Outstanding as of February 28, 2023	1,004	$97.19

 Cash-Settled Restricted Stock Unit Information

	Years Ended February 28
	2023	2022	2021
Stock units granted	677,783	378,382	669,937
Initial weighted average grant date fair value per share	$91.14	$136.46	$71.09
Payments (before payroll tax withholdings) upon
vesting (in millions)	$67.1	$92.6	$38.1
Realized tax benefits (in millions)	$16.8	$23.0	$10.5

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2023
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2024	$30,096	$80,255
Fiscal 2025	22,407	59,752
Fiscal 2026	12,525	33,399
Total expected cash settlements	$65,028	$173,406

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2022	393	$112.17
Stock units granted	141	125.37
Stock units vested and converted	(123)	98.76
Stock units cancelled	(7)	127.97
Outstanding as of February 28, 2023	404	$120.61

Stock-Settled Market Stock Unit Information

	Years Ended February 28
	2023	2022	2021
Stock units granted	140,743	82,061	199,916
Weighted average grant date fair value per share	$125.37	$178.15	$93.82
Realized tax benefits (in millions)	$2.9	$10.4	$3.2

15.NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28
(In thousands except per share data)	2023	2022	2021
Net earnings	$484,762	$1,151,297	$746,919

Weighted average common shares outstanding	158,800	162,410	163,183
Dilutive potential common shares:
Stock options	688	2,268	1,543
Stock-settled restricted stock units	283	498	407
Weighted average common shares and dilutive
potential common shares	159,771	165,176	165,133

Basic net earnings per share	$3.05	$7.09	$4.58
Diluted net earnings per share	$3.03	$6.97	$4.52

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2023, fiscal 2022 and fiscal 2021, options to purchase 2,217,957 shares, 750,516 shares and 1,131,764 shares of common stock, respectively, were not included.

16.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Income (Loss)
Balance as of February 29, 2020	$(121,302)	$(28,769)	$(150,071)
Other comprehensive income (loss) before reclassifications	25,729	(12,616)	13,113
Amounts reclassified from accumulated other
comprehensive income (loss)	2,911	15,356	18,267
Other comprehensive income	28,640	2,740	31,380
Balance as of February 28, 2021	(92,662)	(26,029)	(118,691)
Other comprehensive income before reclassifications	17,034	40,211	57,245
Amounts reclassified from accumulated other
comprehensive income (loss)	2,627	12,397	15,024
Other comprehensive income	19,661	52,608	72,269
Balance as of February 28, 2022	(73,001)	26,579	(46,422)
Other comprehensive income before reclassifications	26,477	136,192	162,669
Amounts reclassified from accumulated other
comprehensive income (loss)	1,934	(20,312)	(18,378)
Other comprehensive income	28,411	115,880	144,291
Balance as of February 28, 2023	$(44,590)	$142,459	$97,869

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Years Ended February 28
(In thousands)	2023	2022	2021
Retirement Benefit Plans (Note 12):
Actuarial gain arising during the year	$34,836	$22,517	$33,913
Tax expense	(8,359)	(5,483)	(8,184)
Actuarial gain arising during the year, net of tax	26,477	17,034	25,729
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	1,084	1,451	1,617
CarMax Auto Finance income	70	84	108
Selling, general and administrative expenses	1,391	1,938	2,112
Total amortization reclassifications recognized in net pension expense	2,545	3,473	3,837
Tax expense	(611)	(846)	(926)
Amortization reclassifications recognized in net
pension expense, net of tax	1,934	2,627	2,911
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	28,411	19,661	28,640

Cash Flow Hedges (Note 6):
Changes in fair value	180,510	54,105	(17,122)
Tax (expense) benefit	(44,318)	(13,894)	4,506
Changes in fair value, net of tax	136,192	40,211	(12,616)
Reclassifications to CarMax Auto Finance income	(26,859)	16,680	20,841
Tax benefit (expense)	6,547	(4,283)	(5,485)
Reclassification of hedge (gains) losses, net of tax	(20,312)	12,397	15,356
Net change in cash flow hedge unrecognized gains, net of tax	115,880	52,608	2,740
Total other comprehensive income, net of tax	$144,291	$72,269	$31,380

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $32.6 million as of February 28, 2023 and $14.2 million as of February 28, 2022.

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

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
The components of lease expense were as follows:

	Years Ended February 28
(In thousands)	2023	2022	2021
Operating lease cost (1)	$90,925	$75,629	$57,325
Finance lease cost:
Depreciation of lease assets	16,039	13,230	8,362
Interest on lease liabilities	21,969	17,015	10,724
Total finance lease cost	38,008	30,245	19,086
Total lease cost	$128,933	$105,874	$76,411

(1)     Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 28
(In thousands)	Classification	2023	2022
Assets:
Operating lease assets	Operating lease assets	$545,677	$537,357
Finance lease assets	Property and equipment, net (1)	145,372	127,183
Total lease assets		$691,049	$664,540
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$53,287	$44,197
Finance leases	Accrued expenses and other current liabilities	18,788	10,290
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	523,828	523,269
Finance leases	Other liabilities	165,135	145,179
Total lease liabilities		$761,038	$722,935

(1)     Finance lease assets are recorded net of accumulated depreciation of $46.7 million as of February 28, 2023 and $30.7 million as of February 28, 2022.

Lease term and discount rate information related to leases was as follows:

	As of February 28
Lease Term and Discount Rate	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	16.35	17.31
Finance leases	10.84	12.42

Weighted Average Discount Rate
Operating leases	4.91%	4.80%
Finance leases	19.34%	14.35%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 28
(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89,321	$72,371	$56,762
Operating cash flows from finance leases	$19,371	$11,194	$8,517
Financing cash flows from finance leases	$12,200	$11,923	$7,424

Lease assets obtained in exchange for lease obligations:
Operating leases	$58,121	$50,911	$14,010
Finance leases	$37,931	$32,052	$45,857

Maturities of lease liabilities were as follows:

	As of February 28, 2023
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2024	$79,608	$41,264
Fiscal 2025	78,703	38,894
Fiscal 2026	73,122	40,043
Fiscal 2027	66,658	36,123
Fiscal 2028	62,472	29,132
Thereafter	539,664	198,587
Total lease payments	900,227	384,043
Less: interest	(323,112)	(200,120)
Present value of lease liabilities	$577,115	$183,923

(1) Lease payments exclude $22.9 million of legally binding minimum lease payments for leases signed but not yet commenced.
18.SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28
(In thousands)	2023	2022	2021
Cash paid for interest	$122,147	$91,686	$86,437
Cash paid for income taxes	$152,626	$373,234	$247,748
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$7,557	$14,837	$(25,595)
Increase in financing obligations	$7,863	$—	$4,726
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $27.1 million as of February 28, 2023 and $18.5 million as of February 28, 2022, and is included in accrued expenses and other current liabilities.
At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2023, we have material purchase obligations of $407.3 million, of which $246.2 million are expected to be fulfilled in fiscal 2024.

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

Segment Information

	Year Ended February 28, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$29,551,617	$133,256	$—	$29,684,873
Intersegment sales and operating revenues	—	28,038	(28,038)	—
Total sales and operating revenues	$29,551,617	$161,294	$(28,038)	$29,684,873
Depreciation and amortization (1)	$1,499	$14,263	$—	$15,762
Gross profit	$2,704,398	$101,138	$(5,333)	$2,800,203
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				663,404
Selling, general and administrative expenses				(2,487,357)
Depreciation and amortization (2)				(228,449)
Interest expense				(120,398)
Other income (expense)				9,401
Earnings before income taxes				$636,804

	Year Ended February 28, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$31,798,596	$101,816	$—	$31,900,412
Intersegment sales and operating revenues	—	22,169	(22,169)	—
Total sales and operating revenues	$31,798,596	$123,985	$(22,169)	$31,900,412
Depreciation and amortization (1)	$840	$7,492	$—	$8,332
Gross profit	$3,207,946	$84,803	$(5,207)	$3,287,542
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				801,507
Selling, general and administrative expenses				(2,325,220)
Depreciation and amortization (2)				(211,956)
Interest expense				(94,095)
Other income (expense)				34,568
Earnings before income taxes				$1,492,346

(1)    Represents only the portion of depreciation and amortization recorded within Cost of sales, and thus included in the calculation of Gross profit.
(2)    Exclusive of depreciation and amortization recorded within Cost of sales.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
As of February 28, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
“Management’s Annual Report on Internal Control over Financial Reporting” is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
With the exception of the information incorporated by reference from our 2023 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2023 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2023 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2023 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2023 Proxy Statement.

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2023 Proxy Statement (provided that the Pay Versus Performance disclosure shall not be deemed to be incorporated by reference herein).  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2023 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the subsection titled “Proposal Five: Approval of Amended and Restated CarMax, Inc. 2002 Stock Incentive Plan – Equity Compensation Plan Information” in our 2023 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2023 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2023 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2023 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2023 Proxy Statement.
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

10.2	First Amendment to Credit Agreement, dated June 7, 2019, among CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.53 to CarMax’s Annual Report on Form 10-K, filed April 14, 2022 (File No. 1-31420), is incorporated by this reference.

10.3	Second Amendment to Credit Agreement, dated June 7, 2019, among CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.54 to CarMax’s Annual Report on Form 10-K, filed April 14, 2022 (File No. 1-31420), is incorporated by this reference.

10.4	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.5	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.6	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2017, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference. *

10.7	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.8
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 26, 2019 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.10	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2023, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 30, 2022 (File No. 1-31420), is incorporated by this reference.

10.11	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.12	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.13	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.14	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.15	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.16	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.17	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.18	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 29, 2019, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.19	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.20	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.21	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.23	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference. *

10.24	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.25	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference. *

10.26	Consulting Agreement, dated August 3, 2021, between CarMax, Inc. and Eric M. Margolin, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 1, 2021 (File No. 1-31420), is incorporated by this reference. *

10.27	CarMax, Inc. Severance Agreement for Executive Officer, dated September 1, 2016, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.28	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Thomas W. Reedy, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420), is incorporated by this reference. *

10.29	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420), is incorporated by this reference. *

10.30	Consulting Agreement, dated September 29, 2021, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 1, 2021 (File No. 1-31420), is incorporated by this reference. *

10.31	CarMax, Inc. Severance Agreement for Executive Officer, dated April 1, 2017, between CarMax, Inc. and Diane L. Cafritz, filed as Exhibit 10.7 to CarMax’s Annual Report on Form 10-K, filed April 14, 2022 (File No. 1-31420), is incorporated by this reference. *

10.32	CarMax, Inc. Severance Agreement for Executive Officer, dated April 23, 2017, between CarMax, Inc. and James Lyski, filed as Exhibit 10.51 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.33	Severance Agreement, dated November 1, 2017, between CarMax, Inc. and Charles J. Wilson, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2023 (File No. 1-31420), is incorporated by this reference. *

10.34
CarMax, Inc. Severance Agreement, effective October 25, 2019, between CarMax, Inc. and Enrique N. Mayor-Mora, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed October 24, 2019 (File No. 1-31420), is incorporated by this reference. *

10.35	Severance Agreement, dated April 18, 2021, between CarMax, Inc. and Shamim Mohammad, filed herewith. *

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ ENRIQUE N. MAYOR-MORA
	William D. Nash		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 13, 2023		April 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 13, 2023	April 13, 2023

/s/ ENRIQUE N. MAYOR-MORA	/s/ DAVID W. MCCREIGHT *
Enrique N. Mayor-Mora	David W. McCreight
Executive Vice President and Chief Financial Officer	Director
April 13, 2023	April 13, 2023

/s/ JILL A. LIVESAY	/s/ MARK F. O’NEIL *
Jill A. Livesay	Mark F. O’Neil
Vice President and Chief Accounting Officer	Director
April 13, 2023	April 13, 2023

/s/ PETER J. BENSEN *	/s/ PIETRO SATRIANO *
Peter J. Bensen	Pietro Satriano
Director	Director
April 13, 2023	April 13, 2023

/s/ RONALD E. BLAYLOCK *	/s/ MARCELLA SHINDER *
Ronald E. Blaylock	Marcella Shinder
Director	Director
April 13, 2023	April 13, 2023

/s/ SONA CHAWLA *	/s/ MITCHELL D. STEENROD *
Sona Chawla	Mitchell D. Steenrod
Director	Director
April 13, 2023	April 13, 2023

/s/ THOMAS J. FOLLIARD *
Thomas J. Folliard
Director
April 13, 2023

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors of the company are included as Exhibit 24.1.