Form 10-Q
period 2023-05-31
CARMAX INC
filed 2023-06-26
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 22, 2023
Common Stock, par value $0.50	158,209,623

CARMAX, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2023	%(1)	2022	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,001,471	78.1	$7,014,490	75.3
Wholesale vehicle sales	1,514,363	19.7	2,116,517	22.7
Other sales and revenues	171,229	2.2	180,614	1.9
NET SALES AND OPERATING REVENUES	7,687,063	100.0	9,311,621	100.0
COST OF SALES:
Used vehicle cost of sales	5,486,846	71.4	6,451,010	69.3
Wholesale vehicle cost of sales	1,346,538	17.5	1,924,850	20.7
Other cost of sales	36,289	0.5	60,370	0.6
TOTAL COST OF SALES	6,869,673	89.4	8,436,230	90.6
GROSS PROFIT	817,390	10.6	875,391	9.4
CARMAX AUTO FINANCE INCOME	137,358	1.8	204,473	2.2
Selling, general and administrative expenses	559,837	7.3	656,740	7.1
Depreciation and amortization	58,419	0.8	55,648	0.6
Interest expense	30,466	0.4	28,775	0.3
Other (income) expense	(1,214)	—	2,099	—
Earnings before income taxes	307,240	4.0	336,602	3.6
Income tax provision	78,942	1.0	84,337	0.9
NET EARNINGS	$228,298	3.0	$252,265	2.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	158,116		160,298
Diluted	158,561		161,798
NET EARNINGS PER SHARE:
Basic	$1.44		$1.57
Diluted	$1.44		$1.56

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2023	2022
NET EARNINGS	$228,298	$252,265
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	98	481
Net change in cash flow hedge unrecognized gains	(36,637)	51,833
Other comprehensive (loss) income, net of taxes	(36,539)	52,314
TOTAL COMPREHENSIVE INCOME	$191,759	$304,579

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264,247	$314,758
Restricted cash from collections on auto loans receivable	506,465	470,889
Accounts receivable, net	321,994	298,783
Inventory	4,081,220	3,726,142
Other current assets	189,742	230,795
TOTAL CURRENT ASSETS	5,363,668	5,041,367
Auto loans receivable, net of allowance for loan losses of $535,412 and $507,201 as of May 31, 2023 and February 28, 2023, respectively	16,744,865	16,341,791
Property and equipment, net of accumulated depreciation of $1,672,387 and $1,614,924 as of May 31, 2023 and February 28, 2023, respectively	3,499,384	3,430,914
Deferred income taxes	99,770	80,740
Operating lease assets	541,908	545,677
Goodwill	141,258	141,258
Other assets	571,503	600,989
TOTAL ASSETS	$26,962,356	$26,182,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$967,420	$826,592
Accrued expenses and other current liabilities	528,596	478,964
Accrued income taxes	49,191	—
Current portion of operating lease liabilities	55,126	53,287
Current portion of long-term debt	12,305	111,859
Current portion of non-recourse notes payable	501,333	467,609
TOTAL CURRENT LIABILITIES	2,113,971	1,938,311
Long-term debt, excluding current portion	1,906,496	1,909,361
Non-recourse notes payable, excluding current portion	16,252,958	15,865,776
Operating lease liabilities, excluding current portion	519,184	523,828
Other liabilities	346,579	332,383
TOTAL LIABILITIES	21,139,188	20,569,659

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,208,623 and 158,079,033 shares issued and outstanding as of May 31, 2023 and February 28, 2023, respectively	79,105	79,040
Capital in excess of par value	1,731,341	1,713,074
Accumulated other comprehensive income	61,330	97,869
Retained earnings	3,951,392	3,723,094
TOTAL SHAREHOLDERS’ EQUITY	5,823,168	5,613,077
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,962,356	$26,182,736

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net earnings	$228,298	$252,265
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	62,998	70,473
Share-based compensation expense	36,384	22,443
Provision for loan losses	80,890	57,840
Provision for cancellation reserves	24,070	31,719
Deferred income tax (benefit) provision	(7,127)	11,561
Other	2,976	5,342
Net (increase) decrease in:
Accounts receivable, net	(22,439)	(49,603)
Inventory	(355,078)	433,484
Other current assets	30,923	73,315
Auto loans receivable, net	(483,964)	(440,744)
Other assets	634	(15,154)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	239,276	105,445
Other liabilities	(23,126)	(27,434)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(185,285)	530,952
INVESTING ACTIVITIES:
Capital expenditures	(136,719)	(94,808)
Proceeds from disposal of property and equipment	1,171	—
Purchases of investments	(1,228)	(4,380)
Sales and returns of investments	17	150
NET CASH USED IN INVESTING ACTIVITIES	(136,759)	(99,038)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	98,600	1,043,100
Payments on long-term debt	(201,377)	(1,629,024)
Cash paid for debt issuance costs	(3,608)	(3,940)
Payments on finance lease obligations	(3,785)	(2,925)
Issuances of non-recourse notes payable	3,125,929	3,569,605
Payments on non-recourse notes payable	(2,706,222)	(3,272,242)
Repurchase and retirement of common stock	(3,931)	(162,974)
Equity issuances	989	3,443
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	306,595	(454,957)
Decrease in cash, cash equivalents, and restricted cash	(15,449)	(23,043)
Cash, cash equivalents, and restricted cash at beginning of year	951,004	803,618
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$935,555	$780,575

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$264,247	$95,313
Restricted cash from collections on auto loans receivable	506,465	531,344
Restricted cash included in other assets	164,843	153,918
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$935,555	$780,575

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2023
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	228,298	—	228,298
Other comprehensive loss	—	—	—	—	(36,539)	(36,539)
Share-based compensation expense	—	—	21,274	—	—	21,274
Exercise of common stock options	18	9	979	—	—	988
Stock incentive plans, net shares issued	112	56	(3,986)	—	—	(3,930)
Balance as of May 31, 2023	158,209	$79,105	$1,731,341	$3,951,392	$61,330	$5,823,168

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

CARMAX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.Background

Business. CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the nation’s largest retailer of used vehicles.  We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF.  Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), which does not meet the quantitative thresholds to be considered a reportable segment. See Note 16 for additional information on our reportable segments.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2023 (the “2023 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2023 Annual Report.

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

Recent Accounting Pronouncements.
Adopted in the Current Period
In October 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2021-08) related to accounting for acquired revenue contracts with customers in a business combination. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2023, and it did not have a material effect on our consolidated financial statements.

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-01) related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2023, and it did not have a material effect on our consolidated financial statements.

In March 2022, the FASB issued an accounting pronouncement (ASU 2022-02) related to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross charge-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2023, and made the necessary updates to our vintage disclosures. Aside from these disclosure changes, the amendments did not have a material effect on our consolidated financial statements.

In September 2022, the FASB issued an accounting pronouncement (ASU 2022-04) related to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this pronouncement for our fiscal year beginning March 1, 2023, and it did not have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2023	2022
Used vehicle sales	$6,001.5	$7,014.5
Wholesale vehicle sales	1,514.4	2,116.5
Other sales and revenues:
Extended protection plan revenues	111.2	116.5
Third-party finance income, net	0.3	3.4
Advertising & subscription revenues (1)	31.4	34.4
Service revenues	22.1	21.9
Other	6.2	4.4
Total other sales and revenues	171.2	180.6
Total net sales and operating revenues	$7,687.1	$9,311.6

(1)     Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 16 for further details.

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of May 31, 2023 and February 28, 2023, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.

Third-Party Finance Income. Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

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

Other Revenues. Other revenues include miscellaneous goods and services, which are immaterial to our consolidated financial statements.

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

Components of CAF Income

	Three Months Ended May 31
(In millions)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$400.5	9.4	$346.7	8.8
Interest expense	(142.6)	(3.4)	(48.8)	(1.2)
Total interest margin	257.9	6.1	297.9	7.5
Provision for loan losses	(80.9)	(1.9)	(57.8)	(1.5)
Total interest margin after provision for loan losses	177.0	4.2	240.1	6.1
Direct expenses:
Payroll and fringe benefit expense	(16.6)	(0.4)	(14.7)	(0.4)
Depreciation and amortization	(4.1)	(0.1)	(3.8)	(0.1)
Other direct expenses	(18.9)	(0.4)	(17.1)	(0.4)
Total direct expenses	(39.6)	(0.9)	(35.6)	(0.9)
CarMax Auto Finance income	$137.4	3.2	$204.5	5.2

Total average managed receivables	$17,003.4		$15,817.0

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $16.78 billion as of May 31, 2023, and $16.36 billion as of February 28, 2023. See Note 9 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of May 31	As of February 28
(In millions)	2023	2023
Asset-backed term funding	$12,036.8	$12,242.8
Warehouse facilities	4,241.6	3,649.9
Overcollateralization (1)	757.2	739.9
Other managed receivables (2)	155.0	135.3
Total ending managed receivables	17,190.6	16,767.9
Accrued interest and fees	93.1	78.0
Other	(3.4)	3.1
Less: allowance for loan losses	(535.4)	(507.2)
Auto loans receivable, net	$16,744.9	$16,341.8

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

Ending Managed Receivables by Major Credit Grade

	As of May 31, 2023
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$1,267.9	$3,520.0	$2,297.7	$972.2	$556.7	$173.7	$8,788.2	51.1
B	800.6	2,275.5	1,662.9	724.9	414.8	197.9	6,076.6	35.4
C and other	150.3	673.4	551.8	280.2	145.6	75.4	1,876.7	10.9
Total core managed receivables	2,218.8	6,468.9	4,512.4	1,977.3	1,117.1	447.0	16,741.5	97.4
Other managed receivables (4):
C and other	53.2	249.1	100.6	13.5	18.4	14.3	449.1	2.6
Total ending managed receivables	$2,272.0	$6,718.0	$4,613.0	$1,990.8	$1,135.5	$461.3	$17,190.6	100.0

Gross charge-offs	$0.6	$50.2	$37.5	$10.7	$6.5	$4.3	$109.8

	As of February 28, 2023
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,890.9	$2,555.3	$1,112.0	$677.1	$218.3	$36.3	$8,489.9	50.6
B	2,497.5	1,839.9	816.2	488.9	215.1	56.0	5,913.6	35.3
C and other	732.7	609.5	314.5	169.3	74.1	25.6	1,925.7	11.5
Total core managed receivables	7,121.1	5,004.7	2,242.7	1,335.3	507.5	117.9	16,329.2	97.4
Other managed receivables (4):
C and other	272.0	112.5	15.0	21.1	13.2	4.9	438.7	2.6
Total ending managed receivables	$7,393.1	$5,117.2	$2,257.7	$1,356.4	$520.7	$122.8	$16,767.9	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at May 31, 2023 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

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

Allowance for Loan Losses

	Three Months Ended May 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(93.1)	(16.7)	(109.8)
Recoveries (2)	50.5	6.6	57.1
Provision for loan losses	68.6	12.3	80.9
Balance as of end of period	$427.5	$107.9	$535.4	3.11

	Three Months Ended May 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77
Charge-offs	(61.4)	(6.8)	(68.2)
Recoveries (2)	33.1	2.5	35.6
Provision for loan losses	41.2	16.6	57.8
Balance as of end of period	$390.4	$67.8	$458.2	2.85

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first three months of fiscal 2024, the allowance for loan losses increased $28.2 million. The increase in the allowance (both in dollars and as a percent of total ending managed receivables) was primarily driven by unfavorable loss performance as well as the uncertain macroeconomic environment. The increase in net charge-offs primarily reflects customer hardship in the current economic environment. The allowance for loan losses as of May 31, 2023 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.

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

Past Due Receivables

	As of May 31, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,745.3	$5,691.1	$1,545.9	$15,982.3	$322.4	$16,304.7	94.85
Delinquent loans:
31-60 days past due	27.4	229.4	183.1	439.9	63.5	503.4	2.93
61-90 days past due	11.7	126.1	121.1	258.9	51.5	310.4	1.81
Greater than 90 days past due	3.8	30.0	26.6	60.4	11.7	72.1	0.41
Total past due	42.9	385.5	330.8	759.2	126.7	885.9	5.15
Total ending managed receivables	$8,788.2	$6,076.6	$1,876.7	$16,741.5	$449.1	$17,190.6	100.00

	As of February 28, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,450.3	$5,540.2	$1,612.3	$15,602.8	$327.6	$15,930.4	95.00
Delinquent loans:
31-60 days past due	25.1	225.7	175.4	426.2	60.6	486.8	2.90
61-90 days past due	10.6	120.0	114.5	245.1	42.1	287.2	1.71
Greater than 90 days past due	3.9	27.7	23.5	55.1	8.4	63.5	0.39
Total past due	39.6	373.4	313.4	726.4	111.1	837.5	5.00
Total ending managed receivables	$8,489.9	$5,913.6	$1,925.7	$16,329.2	$438.7	$16,767.9	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $42.9 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2023, we recognized expense of $9.3 million in CAF income representing these changes in fair value.

As of May 31, 2023 and February 28, 2023, we had interest rate swaps outstanding with a combined notional amount of $4.56 billion and $4.49 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2023 and February 28, 2023, we had interest rate swaps with a combined notional amount of $1.22 billion and $1.14 billion, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$866,338	$—	$866,338
Mutual fund investments	24,458	—	24,458
Derivative instruments designated as hedges	—	63,427	63,427
Derivative instruments not designated as hedges	—	24,595	24,595
Total assets at fair value	$890,796	$88,022	$978,818

Percent of total assets at fair value	91.0%	9.0%	100.0%
Percent of total assets	3.3%	0.3%	3.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(3,008)	$(3,008)
Total liabilities at fair value	$—	$(3,008)	$(3,008)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$865,943	$—	$865,943
Mutual fund investments	22,671	—	22,671
Derivative instruments designated as hedges	—	97,328	97,328
Derivative instruments not designated as hedges	—	33,870	33,870
Total assets at fair value	$888,614	$131,198	$1,019,812

Percent of total assets at fair value	87.1%	12.9%	100.0%
Percent of total assets	3.4%	0.5%	3.9%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2023 and February 28, 2023, respectively, are as follows:

(In thousands)	As of May 31, 2023	As of February 28, 2023
Carrying value	$400,000	$500,000
Fair value	$378,977	$473,749

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2023	2022
Balance as of beginning of period	$139.2	$144.7
Cancellations	(24.6)	(27.7)
Provision for future cancellations	24.1	31.7
Balance as of end of period	$138.7	$148.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2023 and February 28, 2023, the current portion of cancellation reserves was $75.2 million and $76.1 million, respectively.

8. Income Taxes

We had $28.7 million of gross unrecognized tax benefits as of May 31, 2023, and $27.1 million as of February 28, 2023.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2023.

9. Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2024	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,528	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	519,994	522,526
Non-recourse notes payable	Various dates through November 2029	16,779,798	16,360,092
Total debt		18,699,320	18,382,111
Less: current portion		(513,638)	(579,468)
Less: unamortized debt issuance costs		(26,228)	(27,506)
Long-term debt, net		$18,159,454	$17,775,137

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on the Eurodollar rate (LIBOR), or the successor benchmark rate, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of May 31, 2023, the unused capacity of $2.00 billion was fully available to us. In June 2023, the credit facility was amended to extend the maturity date to June 2028 with no other material changes to the terms of the agreement.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 5.93% as of May 31, 2023, and the loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes. The 3.86% senior notes matured during the first quarter of fiscal 2024. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of May 31, 2023, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Information on our funding vehicles of non-recourse notes payable as of May 31, 2023 are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2023 expiration	2.30
December 2023 expiration	0.50
February 2024 expiration	2.80
Combined warehouse facility limit	$5.60
Unused capacity	$1.36

Non-recourse notes payable outstanding:
Warehouse facilities	$4.24
Asset-backed term funding transactions	12.54
Non-recourse notes payable	$16.78

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

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2023 and 2022, we capitalized interest of $1.4 million and $0.8 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of May 31, 2023, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.

10. Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program
As of May 31, 2023, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. Share repurchases were paused during the third quarter of fiscal 2023.

Common Stock Repurchases

	Three Months Ended
	May 31
	2023	2022
Number of shares repurchased (in thousands)	—	1,644.4
Average cost per share	$—	$95.83
Available for repurchase, as of end of period (in millions)	$2,451.3	$2,616.9

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

Cash-Settled Restricted Stock Units. Also referred to as restricted stock units, or RSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted. For grants prior to fiscal 2021, conversion generally occurs at the end of a three-year vesting period. For RSUs granted during or after fiscal 2021, conversion generally occurs annually in equal amounts over three years. However, the cash payment per RSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date. The initial grant date fair values are based on the closing prices of our common stock on the grant dates. RSUs are liability-classified awards and do not have voting rights.

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

Other Share-Based Incentives

Stock-Settled Performance Stock Units. Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. The conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.

For the first-year of the fiscal 2022 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified a performance adjustment factor of 200%. For the second-year and third-year periods of the fiscal 2022 awards, the first-year and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets are based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies and market share. For the second-year period of the fiscal 2022 awards and the first-year period of the fiscal 2023 awards, the board certified performance adjustment factors of 4% each. For the third-year period of the fiscal 2023 awards and the second- and third-year periods of the fiscal 2024 awards, the remaining awarded 65,077 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set.

PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of May 31, 2023, 97,584 granted units were outstanding at a weighted average grant date fair value per share of $87.61.

Stock-Settled Deferred Stock Units. Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the volume-weighted average prices or closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2023, 78,893 units were outstanding at a weighted average grant date fair value of $91.65.

Restricted Stock Awards. Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant. The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2023, there were 7,847 shares outstanding at a grant date value of $124.21.

(C)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2023	2022
Cost of sales	$1,390	$240
CarMax Auto Finance income	449	708
Selling, general and administrative expenses	35,304	22,236
Share-based compensation expense, before income taxes	$37,143	$23,184

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2023	2022
Nonqualified stock options	$14,077	$11,212
Cash-settled restricted stock units (RSUs)	15,111	849
Stock-settled market stock units (MSUs)	6,224	5,347
Other share-based incentives:
Stock-settled performance stock units (PSUs)	741	4,691
Restricted stock (RSAs)	231	344
Employee stock purchase plan	759	741
Total other share-based incentives	$1,731	$5,776
Share-based compensation expense, before income taxes	$37,143	$23,184

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2023
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$79.1	2.1
Stock-settled market stock units	26.2	2.2
Other share-based incentives:
Stock-settled performance stock units	4.2	1.8
Restricted stock	0.1	0.1
Total other share-based incentives	4.3	1.7
Total	$109.6	2.1

We recognize compensation expense for stock options, MSUs, PSUs, DSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved. The variable expense associated with RSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the closing price of our common stock on the last trading day of each reporting period.

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2023 or 2022.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2023	6,776	$82.28
Options granted	1,491	$70.48
Options exercised	(18)	$54.23
Options forfeited or expired	(13)	$67.46
Outstanding as of May 31, 2023	8,236	$80.23	4.2	$24,557

Exercisable as of May 31, 2023	5,038	$77.13	3.0	$21,385

Stock Option Information

	Three Months Ended May 31
	2023	2022
Options granted	1,491,326	1,263,797
Weighted average grant date fair value per share	$29.10	$33.32
Cash received from options exercised (in millions)	$1.0	$3.4
Intrinsic value of options exercised (in millions)	$0.2	$1.2
Realized tax benefits (in millions)	$0.1	$0.3

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

Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2023			2022
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	44.1%	-	44.7%	38.7%	-	45.4%
Weighted average expected volatility			44.6%			39.4%
Risk-free interest rate (2)	3.6%	-	5.2%	0.4%	-	3.0%
Expected term (in years) (3)			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2023	1,004	$97.19
Stock units granted	901	$70.48
Stock units vested and converted	(467)	$93.60
Stock units cancelled	(20)	$94.64
Outstanding as of May 31, 2023	1,418	$81.44

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2023	2022
Stock units granted	900,511	660,085
Initial weighted average grant date fair value per share	$70.48	$91.14
Payments (before payroll tax withholdings) upon vesting (in millions)	$36.3	$65.2
Realized tax benefits (in millions)	$9.0	$15.9

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2023
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2025	$34,719	$92,583
Fiscal 2026	25,123	66,995
Fiscal 2027	13,100	34,933
Total expected cash settlements	$72,942	$194,511

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2023	404	$120.61
Stock units granted	178	$99.49
Stock units vested and converted	(184)	$93.11
Stock units cancelled	(2)	$124.95
Outstanding as of May 31, 2023	396	$123.86

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2023	2022
Stock units granted	178,232	131,701
Weighted average grant date fair value per share	$99.49	$126.59
Realized tax benefits (in millions)	$2.1	$3.0

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2023	2022
Net earnings	$228,298	$252,265

Weighted average common shares outstanding	158,116	160,298
Dilutive potential common shares:
Stock options	164	1,178
Stock-settled stock units and awards	281	322
Weighted average common shares and dilutive potential common shares	158,561	161,798

Basic net earnings per share	$1.44	$1.57
Diluted net earnings per share	$1.44	$1.56

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2023 and 2022, options to purchase 5,425,830 shares and 1,344,783 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 28, 2023	$(44,590)	$142,459	$97,869
Other comprehensive loss before reclassifications	—	(27,136)	(27,136)
Amounts reclassified from accumulated other comprehensive income	98	(9,501)	(9,403)
Other comprehensive income (loss)	98	(36,637)	(36,539)
Balance as of May 31, 2023	$(44,492)	$105,822	$61,330

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended May 31
(In thousands)	2023	2022
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$58	$265
CarMax Auto Finance income	4	16
Selling, general and administrative expenses	67	355
Total amortization reclassifications recognized in net pension expense	129	636
Tax expense	(31)	(155)
Amortization reclassifications recognized in net pension expense, net of tax	98	481
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	98	481

Cash Flow Hedges (Note 5):
Changes in fair value	(36,007)	70,042
Tax benefit (expense)	8,871	(17,987)
Changes in fair value, net of tax	(27,136)	52,055
Reclassifications to CarMax Auto Finance income	(12,564)	(299)
Tax benefit	3,063	77
Reclassification of hedge gains, net of tax	(9,501)	(222)
Net change in cash flow hedge unrecognized gains, net of tax	(36,637)	51,833
Total other comprehensive (loss) income, net of tax	$(36,539)	$52,314

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income.  The cumulative balances are net of deferred taxes of $20.7 million as of May 31, 2023 and $32.6 million as of February 28, 2023.

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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2023	2022
Operating lease cost (1)	$21,947	$23,020
Finance lease cost:
Depreciation of lease assets	4,535	3,494
Interest on lease liabilities	6,095	4,930
Total finance lease cost	10,630	8,424
Total lease cost	$32,577	$31,444

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 28
(In thousands)	Classification	2023	2023
Assets:
Operating lease assets	Operating lease assets	$541,908	$545,677
Finance lease assets	Property and equipment, net (1)	154,683	145,372
Total lease assets		$696,591	$691,049
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$55,126	$53,287
Finance leases	Accrued expenses and other current liabilities	19,037	18,788
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	519,184	523,828
Finance leases	Other liabilities	175,683	165,135
Total lease liabilities		$769,030	$761,038

(1)    Finance lease assets are recorded net of accumulated depreciation of $51.3 million as of May 31, 2023 and $46.7 million as of February 28, 2023.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 28
Lease Term and Discount Rate	2023	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	16.19	16.35
Finance leases	10.50	10.84

Weighted Average Discount Rate
Operating leases	4.94%	4.91%
Finance leases	18.85%	19.34%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,103	$22,282
Operating cash flows from finance leases	$5,912	$3,935
Financing cash flows from finance leases	$3,785	$2,925

Lease assets obtained in exchange for lease obligations:
Operating leases	$9,752	$7,871
Finance leases	$14,498	$17,776

Maturities of lease liabilities were as follows:

	As of May 31, 2023
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2024, remaining	$61,404	$32,489
Fiscal 2025	80,216	41,312
Fiscal 2026	74,657	42,800
Fiscal 2027	68,193	38,928
Fiscal 2028	64,007	31,985
Thereafter	544,651	207,898
Total lease payments	893,128	395,412
Less: interest	(318,818)	(200,692)
Present value of lease liabilities	$574,310	$194,720
(1)    Lease payments exclude $17.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2023	2022
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(16,136)	$(2,457)

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

The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan, Ford and Volkswagen related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2019. In April 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. In January 2022, CarMax received $3.8 million in net recoveries from the Ford settlement funds. On April 21, 2023, CarMax received $59.3 million in net recoveries from final residual undisbursed funds in the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlements. CarMax remains a class member for residual funds in the Ford settlement. The Volkswagen settlement has not been resolved yet. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford residual or Volkswagen matters.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $28.3 million as of May 31, 2023, and $27.1 million as of February 28, 2023, and is included in accrued expenses and other current liabilities.

16. Segment Information

We operate in two reportable segments: CarMax Sales Operations and CAF. Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF. Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax.

We also have a non-reportable operating segment related to our Edmunds business, which is reflected as “Other” in the segment tables below. Revenue generated by Edmunds primarily represents advertising and subscription revenues as discussed in Note 2. Edmunds also generates intersegment revenue as a result of transactions between Edmunds and CarMax Sales Operations, which represent arm’s length transactions at prevailing market prices. Such amounts are eliminated in consolidation.

The performance of our CarMax Sales Operations segment is reviewed by our chief operating decision maker at the gross profit level, the components of which are presented in the tables below. Required segment information related to our CAF segment is presented in Note 3. Additionally, asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

Segment Information

	Three Months Ended May 31, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$7,655,689	$31,374	$—	$7,687,063
Intersegment sales and operating revenues	—	9,597	(9,597)	—
Total sales and operating revenues	$7,655,689	$40,971	$(9,597)	$7,687,063
Depreciation and amortization (1)	$419	$4,392	$—	$4,811
Gross profit	$794,391	$24,173	$(1,174)	$817,390
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				137,358
Selling, general and administrative expenses				(559,837)
Depreciation and amortization (2)				(58,419)
Interest expense				(30,466)
Other income (expense)				1,214
Earnings before income taxes				$307,240

	Three Months Ended May 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$9,277,236	$34,385	$—	$9,311,621
Intersegment sales and operating revenues	—	7,742	(7,742)	—
Total sales and operating revenues	$9,277,236	$42,127	$(7,742)	$9,311,621
Depreciation and amortization (1)	$312	$3,074	$—	$3,386
Gross profit	$849,290	$27,727	$(1,626)	$875,391
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				204,473
Selling, general and administrative expenses				(656,740)
Depreciation and amortization (2)				(55,648)
Interest expense				(28,775)
Other income (expense)				(2,099)
Earnings before income taxes				$336,602

(1)    Represents only the portion of depreciation and amortization recorded within Cost of sales, and thus included in the calculation of Gross profit.
(2)    Exclusive of depreciation and amortization recorded within Cost of sales.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 (“fiscal 2023”), as well as our unaudited interim consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to unaudited interim consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.

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

As of May 31, 2023, we operated 241 used car stores in 109 U.S. television markets.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.7% of our retail used vehicle unit sales in the first three months of fiscal 2024.  As of May 31, 2023, CAF serviced approximately 1.1 million customer accounts in its $17.19 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first three months of fiscal 2024 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2023	Change from Three Months Ended May 31, 2022
Income statement information
Net sales and operating revenues	$7,687.1	(17.4)%
Gross profit	$817.4	(6.6)%
CAF income	$137.4	(32.8)%
Selling, general and administrative expenses	$559.8	(14.8)%
Net earnings	$228.3	(9.5)%
Unit sales information
Used unit sales	217,924	(9.6)%
Change in used unit sales in comparable stores	(11.4)%	N/A
Wholesale unit sales	161,048	(13.6)%
Per unit information
Used gross profit per unit	$2,361	0.9%
Wholesale gross profit per unit	$1,042	1.3%
SG&A as a % of gross profit	68.5%	(6.5)%
Per share information
Net earnings per diluted share	$1.44	(7.7)%
Online sales metrics
Online retail sales (2)	14%	3%
Omni sales (3)	54%	—%
Revenue from online transactions (4)	31%	—%
(1)    Where applicable, amounts are net of intercompany eliminations.
(2)    An online retail sale is defined as a sale where the customer completes all four of the following activities remotely: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order.

(3)    An omni sale is defined as a sale where customers complete at least one, but not all, of the four activities listed above online.
(4)    Revenue from online transactions is defined as revenue from retail sales that qualify as an online retail sale, as well as any related EPP and third-party finance contribution, wholesale sales where the winning bid was taken from an online bid and all revenue earned by Edmunds.

Net earnings per diluted share during the first quarter of fiscal 2024 included a benefit of $0.28 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity has been used to fund the repurchase of common stock under our share repurchase program and our store growth.

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

Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through an integrated combination of online and in-store experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term.

Our investments in the near term will focus on initiatives that unlock operational efficiencies and create better experiences for our associates and customers. Examples of these initiatives include:

•Leveraging Skye, our 24/7 virtual assistant, to work towards delivering a seamless digital-first shopping experience. Skye enables us to efficiently assist customers via chat functionality while taking work out of our CEC system, allowing us to provide a response at a lower cost per transaction. We expanded these capabilities during the first quarter of fiscal 2024 and anticipate rolling out additional functionality throughout fiscal 2024.
•Testing express drop-off as part of an enhanced appraisal check out experience. This option offers customers the ability to progress their transaction from home, saving them time in store while also saving our store teams time on each transaction. Express drop-off is available at all of our stores.
•Modernizing our auction platform to enhance the experience for dealers. During the first quarter of fiscal 2024, we launched an integrated check-in experience that enables single sign-on across our systems and streamlines access to the information that dealers rely on most when bidding on vehicles. Additionally, we initiated proxy bidding capabilities in a limited number of markets. We plan to expand proxy bidding to additional markets as well as launch other enhancements in upcoming quarters.

We purchased approximately 343,000 vehicles from consumers and dealers during the first quarter of fiscal 2024, down 5.2% from the prior year quarter but an improvement from the 39.8% and 22.5% year-over-year declines during the third and fourth quarters of the prior fiscal year, respectively. Approximately 20,000 of these vehicles were purchased through dealers, up 20.1% from the prior year quarter and up 39.1% from the prior quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. For the first quarter of fiscal 2024, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.

We remain focused on ensuring we are efficient in our spend and are actively taking steps to further align our expenses to our sales levels. This includes aligning staffing levels and driving efficiency gains in our stores and CECs, limiting hiring and contractor utilization in our corporate offices and continuing to align marketing spend to sales. While our total and per unit advertising expense decreased from the prior year quarter, we anticipate maintaining per unit spend on an annual basis at a similar level during fiscal 2024 compared to fiscal 2023.

Our SG&A expenses in the first quarter of fiscal 2024 decreased from the prior year quarter, independent of the receipt of $59.3 million of settlement proceeds from a class action lawsuit. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. While we delivered an SG&A leverage point in the mid-70% range in the first quarter, excluding the legal settlement noted above, this is typically our strongest quarter of the fiscal year for SG&A to gross profit leverage. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2024, we expect to require low single digit gross profit growth to lever SG&A, which is well below the levels we targeted during the heavy investment period of our omni transformation. We also expect that the remainder of fiscal 2024 will benefit from the cost management actions we took in the second half of fiscal 2023.
Other steps we have taken to support our business for both the short- and long-term include increasing used saleable inventory units while reducing total inventory dollars year-over-year, raising CAF's consumer rates while growing CAF's penetration, slowing our planned store growth and pausing share repurchases to provide more capital flexibility.

We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. Our long-term targets, which were disclosed in our Annual Report on Form 10-K for fiscal 2022, are as follows:

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

In calendar 2022, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2021. We estimate we sold approximately 4.8% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2022, consistent with calendar 2021. External title data from January through April, the latest period for which title data is available, shows that our market share improved sequentially from the declines that we experienced during the second half of calendar 2022. Our strategy to continue to increase our market share includes focusing on:

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
As of May 31, 2023, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2024, we opened one store, and during the remainder of the fiscal year we plan to open an additional four stores and our first offsite production location in the Atlanta metro market.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

CRITICAL ACCOUNTING ESTIMATES

For information on critical accounting policies, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2023	2022	Change
Used vehicle sales	$6,001.5	$7,014.5	(14.4)%
Wholesale vehicle sales	1,514.4	2,116.5	(28.5)%
Other sales and revenues:
Extended protection plan revenues	111.2	116.5	(4.6)%
Third-party finance income, net	0.3	3.4	(90.4)%
Advertising & subscription revenues (1)	31.4	34.4	(8.8)%
Other	28.3	26.3	7.6%
Total other sales and revenues	171.2	180.6	(5.2)%
Total net sales and operating revenues	$7,687.1	$9,311.6	(17.4)%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 16 for further details.

UNIT SALES

	Three Months Ended May 31
	2023	2022	Change
Used vehicles	217,924	240,950	(9.6)%
Wholesale vehicles	161,048	186,307	(13.6)%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2023	2022	Change
Used vehicles	$27,258	$28,844	(5.5)%
Wholesale vehicles	$9,024	$10,996	(17.9)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2023	2022
Used vehicle units	(11.4)%	(12.7)%
Used vehicle revenues	(16.2)%	11.6%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2023	2022
Used vehicle units	(9.6)%	(11.0)%
Used vehicle revenues	(14.4)%	13.9%

Wholesale vehicle units	(13.6)%	2.7%
Wholesale vehicle revenues	(28.5)%	54.0%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2023	2022
CAF (2)	45.5%	43.3%
Tier 2 (3)	20.4%	25.2%
Tier 3 (4)	6.7%	7.1%
Other (5)	27.4%	24.4%
Total	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 2% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2023	2022
Used car stores, beginning of period	240	230
Store openings	1	1
Used car stores, end of period	241	231

During the first three months of fiscal 2024, we opened one store in an existing television market (Winchester, VA).

Used Vehicle Sales.  The 14.4% decrease in used vehicle revenues in the first quarter of fiscal 2024 was primarily driven by a 9.6% decrease in used unit sales and a 5.5% decrease in average retail selling price, or approximately $1,600. The decrease in used units included an 11.4% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 14% of used unit sales for the first quarter of fiscal 2024, compared with 11% for the first quarter of fiscal 2023.

During the first quarter of fiscal 2024, we believe persistent vehicle affordability challenges continued to impact our unit sales performance, as headwinds remained due to widespread inflationary pressures, higher interest rates, tightening lending standards and prolonged low consumer confidence. While comparable store used unit sales declined 11.4% compared to the prior year quarter, it was an improvement from the 22.4% and 14.1% year-over-year declines during the prior fiscal year's third and fourth quarters, respectively.

The decrease in average retail selling price in the first quarter of fiscal 2024 reflected lower vehicle acquisition costs as well as shifts in the mix of our sales by vehicle age.

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

The 28.5% decrease in wholesale vehicle revenues in the first quarter of fiscal 2024 was primarily due to a decrease in average selling price of 17.9%, or approximately $2,000, and a 13.6% decrease in unit sales.

The decrease in average selling price during the first quarter of fiscal 2024 was primarily due to shifts in the mix of our sales by vehicle age as well as decreased acquisition costs compared to those stemming from the strong industry valuations in the beginning of fiscal 2023.

While wholesale vehicle unit sales declined 13.6% compared to the prior year quarter, it was an improvement from the 36.7% and 19.3% year-over-year declines during the prior fiscal year's third and fourth quarters, respectively. Our total buys from dealers and consumers also improved sequentially during this period.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance income, advertising and subscription revenues earned by our Edmunds business, and other revenues, which are predominantly comprised of service department sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues decreased 5.2% in the first quarter of fiscal 2024, reflecting a decline in EPP revenue and a decrease in net third-party finance income. EPP revenues decreased 4.6%, largely reflecting the decline in our retail unit sales, partially offset by increased margins. Net third-party finance income declined as lower Tier 2 volume, for which we generally receive a fee, was partially offset by a reduction in Tier 3 volume, for which we pay a fee.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended May 31 (1)
(In millions)	2023	2022	Change
Used vehicle gross profit	$514.6	$563.5	(8.7)%
Wholesale vehicle gross profit	167.8	191.7	(12.4)%
Other gross profit	135.0	120.2	12.2%
Total	$817.4	$875.4	(6.6)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended May 31 (1)
	2023		2022
	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,361	8.6	$2,339	8.0
Wholesale vehicle gross profit	$1,042	11.1	$1,029	9.1
Other gross profit	$619	78.8	$499	66.6

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

Used vehicle gross profit decreased 8.7% in the first quarter of fiscal 2024, driven by the 9.6% decrease in total used unit sales. Used vehicle gross profit per unit was in line with the prior year period. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.

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

Wholesale vehicle gross profit decreased 12.4% in the first quarter of fiscal 2024, primarily driven by the 13.6% decrease in wholesale unit sales. Wholesale vehicle gross profit per unit was consistent with the prior year period.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance income, advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance income, as these represent revenues paid to us by certain third-party providers.  Third-party finance income is reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit increased 12.2% in the first quarter of fiscal 2024, primarily driven by a $26.3 million increase in service department margins, partially offset by a decrease in EPP revenues as well as a decline in third-party finance income, as discussed above. The increase in service department profits was driven by efficiency and cost coverage goals that we have put in place. We expect year-over-year improvements in service in fiscal 2024 as compared to the full year of fiscal 2023.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2023

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
10%
13%
12%
65%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2023	2022	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$330.7	$345.3	(4.2)%
Share-based compensation expense	35.3	22.2	58.8%
Total compensation and benefits (2)	$366.0	$367.5	(0.4)%
Occupancy costs	66.2	65.8	0.5%
Advertising expense	71.9	88.9	(19.2)%
Other overhead costs (3)	55.7	134.5	(58.5)%
Total SG&A expenses	$559.8	$656.7	(14.8)%
SG&A as a % of gross profit	68.5%	75.0%	(6.5)%

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

SG&A expenses decreased 14.8% in the first quarter of fiscal 2024. Factors contributing to the net decrease include the following:
~~•~~$78.8 million decrease in other overhead costs, which included a $59.3 million benefit in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Other overhead costs were also positively impacted by favorable reserve adjustments related to non-CAF uncollectible receivables that reflect improved execution at our stores and home office as well as at DMV locations.
•$17.0 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales.
•$14.6 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on aligning staffing levels to sales and driving efficiency gains, as well as limiting hiring in our corporate offices.
•$13.1 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

Excluding the legal settlement, SG&A expenses declined 5.7%, or $37.6 million, and SG&A expenses as a percent of gross profit was 75.7%, which was relatively consistent with the prior year quarter.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense of $30.5 million in the first quarter of fiscal 2024 was relatively consistent with $28.8 million in the first quarter of fiscal 2023.

Other (Income) Expense. Other income of $1.2 million in the first quarter of fiscal 2024 was relatively consistent with expense of $2.1 million in the first quarter of fiscal 2023.

Income Taxes.  The effective income tax rate was 25.7% in the first quarter of fiscal 2024 versus 25.1% in the first quarter of fiscal 2023.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$400.5	9.4	$346.7	8.8
Interest expense	(142.6)	(3.4)	(48.8)	(1.2)
Total interest margin	$257.9	6.1	$297.9	7.5
Provision for loan losses	$(80.9)	(1.9)	$(57.8)	(1.5)
CarMax Auto Finance income	$137.4	3.2	$204.5	5.2

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2023	2022
Net loans originated (in millions)	$2,340.4	$2,446.8
Vehicle units financed	93,050	94,663
Net penetration rate (1)	42.7%	39.3%
Weighted average contract rate	11.1%	9.0%
Weighted average credit score (2)	715	704
Weighted average loan-to-value (LTV) (3)	87.9%	87.6%
Weighted average term (in months)	65.3	66.3

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2023	2022
Total ending managed receivables	$17,190.6	$16,052.0
Total average managed receivables	$17,003.4	$15,817.0
Allowance for loan losses	$535.4	$458.2
Allowance for loan losses as a percentage of ending managed receivables	3.11%	2.85%
Net credit losses on managed receivables	$52.7	$32.6
Annualized net credit losses as a percentage of total average managed receivables	1.24%	0.83%
Past due accounts as a percentage of ending managed receivables	5.15%	4.06%
Average recovery rate (1)	59.2%	73.7%

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

•CAF Income (Decrease of $67.1 million, or 32.8%, in the first quarter of fiscal 2024)
◦The decrease in CAF income for the first quarter of fiscal 2024 reflects a decrease in the net interest margin percentage and an increase in the provision for loan losses, as discussed below, partially offset by an increase in average managed receivables.

•Total Interest Margin (Decreased to 6.1% in the first quarter of fiscal 2024 from 7.5% in the first quarter of fiscal 2023)
◦The decrease in the total interest margin percentage for the first quarter was primarily driven by higher funding costs, partially offset by higher customer rates. The interest margin percentage was also negatively impacted by the mark-to-market effects of our derivative instruments not designated as hedges for accounting purposes.

•Provision for Loan Losses    (Increase of $23.1 million, or 39.9%, in the first quarter of fiscal 2024)
◦The increase in the current year provision was primarily due to the effects of unfavorable loss performance within CAF's portfolio as well as the uncertain macroeconomic environment.
◦The allowance for loan losses as a percentage of ending managed receivables was 3.11% as of May 31, 2023, compared with 2.85% as of May 31, 2022 and 3.02% as of February 28, 2023. The increase in the allowance percentage from February primarily reflects the factors noted above. CAF has continued to tighten its underwriting standards in response to the current environment.

•Loan Origination and Performance
◦The decrease in net loan originations in the first quarter of fiscal 2024 resulted from a decrease in used unit sales and a decrease in the average amount financed, partially offset by an increase in the net penetration rate.
◦CAF net penetration increased in the first quarter of fiscal 2024 compared to the prior year period, largely reflecting shifts in the mix of customers utilizing outside financing.
◦The weighted average contract rate increased to 11.1% in the first quarter of fiscal 2024, compared with 9.0% in the prior year quarter. This increase was primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the first quarter of fiscal 2024 reflects an increase in delinquencies as well as our expansion of Tier 2 and Tier 3 originations within CAF's portfolio in the prior year. The increase in delinquencies primarily reflects customer hardship in the current economic environment.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of five stores in fiscal 2024, including two more stores in the New York metro market, as well as our first offsite production location in the Atlanta metro market. We currently estimate capital expenditures will total approximately $450 million in fiscal 2024. Capital expenditures were $422.7 million in fiscal 2023. Planned capital spending in fiscal 2024 largely reflects spending to support our future long-term growth, including investments in auction, sales and production facilities, as well as our new stores.

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

We currently target an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the first quarter of fiscal 2024. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.
Operating Activities.  During the first three months of fiscal 2024, net cash used in operating activities totaled $185.3 million, compared with cash provided by operating activities of $531.0 million in the prior year period.

As of May 31, 2023, total inventory was $4.08 billion, representing an increase of $355.1 million compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in saleable inventory to meet target levels as well as an increase in the average carrying cost of inventory due to market appreciation at the end of the fourth quarter of fiscal 2023 and beginning of the current fiscal year.

Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $484.0 million in the current year period compared with $440.7 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $419.7 million in the current year period compared with $297.4 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

The change in net cash (used in) provided by operating activities for the first three months of the current fiscal year compared with the prior year period reflected the changes in inventory and auto loans receivable, as discussed above, partially offset by the impact of volume and timing-related changes in accounts payable.

Investing Activities. During the first three months of fiscal 2024, net cash used in investing activities totaled $136.8 million compared with $99.0 million in fiscal 2023.  Capital expenditures were $136.7 million in the current year period versus $94.8 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of May 31, 2023, 158 of our 241 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.

Financing Activities.  During the first three months of fiscal 2024, net cash provided by financing activities totaled $306.6 million compared with net cash used in financing activities of $455.0 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $419.7 million compared with $297.4 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first three months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $102.8 million. During the first three months of fiscal 2023, cash used in financing activities was impacted by net payments on our long-term debt of $585.9 million as well as stock repurchases of $163.0 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2024	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,528	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	519,994	522,526
Non-recourse notes payable	Various dates through November 2029	16,779,798	16,360,092
Total debt (3)		$18,699,320	$18,382,111
Cash and cash equivalents		$264,247	$314,758

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

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. In June 2023, the credit facility was amended to extend the maturity date to June 2028 with no other material changes to the terms of the agreement. The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2023, we were in compliance with these financial covenants.

See Note 9 for additional information on our revolving credit facility, term loans, senior notes and financing obligations.

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

As of May 31, 2023, $12.54 billion and $4.24 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2024, we funded a total of $1.50 billion in asset-backed term funding transactions.  As of May 31, 2023, we had $1.36 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2023, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors. We remain committed to returning capital back to our shareholders over time. See Note 10 for more information on share repurchase activity.

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
•Significant changes in prices of new and used vehicles.
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
•Adverse conditions affecting one or more automotive manufacturers, and manufacturer recalls.
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
•The failure of or inability to sufficiently enhance key information systems.
•Factors related to the regulatory and legislative environment in which we operate.
•The effect of various litigation matters.
•The volatility in the market price for our common stock.

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 46 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2023.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2023, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.

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

The following table provides information relating to the company's repurchase of common stock for the first quarter of fiscal 2024. The table does not include transactions related to employee equity awards or exercise of employee stock options. We paused the repurchase of our common stock during the third quarter of fiscal 2023 but may resume share repurchases at any time in the future depending on market conditions and our capital needs, among other factors.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2023	—	$—	—	$2,451,306,850
April 1 - 30, 2023	—	$—	—	$2,451,306,850
May 1 - 31, 2023	—	$—	—	$2,451,306,850
Total	—		—

Item 5.     Other Information

On June 21, 2023, the Company, CarMax Auto Superstores, Inc. (“CASI”), and certain other subsidiaries of the Company, entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as a lender and administrative agent and the other lending institutions named therein (the “Amended Agreement”). The Amended Agreement amends and restates the Company’s $2 billion revolving credit agreement, dated as of June 7, 2019, as amended.

The Amended Agreement provides for aggregate revolving borrowings of up to $2 billion, with an option to increase the aggregate commitment by up to $750 million by requesting an increase in commitments from the existing lenders or by adding additional lenders. Borrowings under the Amended Agreement are available for working capital and general corporate purposes and all outstanding principal amounts borrowed under the Amended Agreement will be due and payable on June 21, 2028, unless the Company exercises its option under the Amended Agreement to extend the maturity date for up to two one-year periods and such extensions are approved by the required lenders. The borrowings and other obligations under the Amended Agreement are guaranteed by the Company and certain of its subsidiaries.

The Company may elect interest rates on its revolving borrowings calculated either by reference to SOFR or to a Base Rate, as defined in the Amended Agreement, in each case plus a margin based on the Company’s consolidated leverage ratio. Interest will generally be payable on the first business day of each calendar month. A commitment fee, based on the Company’s consolidated leverage ratio, will accrue on the unused portion of the commitments under the facility.

The Amended Agreement contains customary representations and warranties, conditions, and affirmative and negative covenants, including requirements to maintain a minimum coverage ratio and to avoid exceeding a maximum leverage ratio. The Amended Agreement also provides for customary events of default, including non-payment of principal, interest or fees, violation of covenants, bankruptcy, change of control and cross-defaults to material indebtedness.

In addition to participation in the Amended Agreement, certain of the lenders, and their respective affiliates, provide other services to the Company, CASI and certain other subsidiaries of the Company, from time to time, including cash management and treasury services, asset-backed securitization services, retail installment financing to the Company’s customers, derivative transactional services, and other corporate finance services, for which they receive customary fees and expenses.

A copy of the Amended Agreement is attached to this Form 10-Q as Exhibit 10.1 and is incorporated by reference into this Item 5. The foregoing description of the Amended Agreement is qualified in its entirety by reference to Exhibit 10.1.

Item 6.    Exhibits

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2023, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

June 26, 2023