Form 10-Q
period 2023-08-31
CARMAX INC
filed 2023-09-29
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2023
Common Stock, par value $0.50	158,668,229

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2023 and 2022	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2023 and 2022	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2023 and February 28, 2023	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2023 and 2022	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2023 and 2022	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2023	%(1)	2022	%(1)	2023	%(1)	2022	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,591,143	79.0	$6,284,085	77.2	$11,592,614	78.5	$13,298,575	76.2
Wholesale vehicle sales	1,321,975	18.7	1,690,326	20.8	2,836,338	19.2	3,806,843	21.8
Other sales and revenues	160,718	2.3	170,392	2.1	331,947	2.2	351,006	2.0
NET SALES AND OPERATING REVENUES	7,073,836	100.0	8,144,803	100.0	14,760,899	100.0	17,456,424	100.0
COST OF SALES:
Used vehicle cost of sales	5,139,034	72.6	5,789,098	71.1	10,625,880	72.0	12,240,108	70.1
Wholesale vehicle cost of sales	1,185,359	16.8	1,549,669	19.0	2,531,897	17.2	3,474,519	19.9
Other cost of sales	52,678	0.7	68,891	0.8	88,967	0.6	129,261	0.7
TOTAL COST OF SALES	6,377,071	90.2	7,407,658	90.9	13,246,744	89.7	15,843,888	90.8
GROSS PROFIT	696,765	9.8	737,145	9.1	1,514,155	10.3	1,612,536	9.2
CARMAX AUTO FINANCE INCOME	134,987	1.9	182,869	2.2	272,345	1.8	387,342	2.2
Selling, general and administrative expenses	585,694	8.3	666,041	8.2	1,145,531	7.8	1,322,781	7.6
Depreciation and amortization	58,817	0.8	57,692	0.7	117,236	0.8	113,340	0.6
Interest expense	31,585	0.4	32,745	0.4	62,051	0.4	61,520	0.4
Other income	(2,630)	—	(4,039)	—	(3,844)	—	(1,940)	—
Earnings before income taxes	158,286	2.2	167,575	2.1	465,526	3.2	504,177	2.9
Income tax provision	39,651	0.6	41,670	0.5	118,593	0.8	126,007	0.7
NET EARNINGS	$118,635	1.7	$125,905	1.5	$346,933	2.4	$378,170	2.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	158,479		158,801		158,298		159,556
Diluted	159,238		160,218		158,900		161,015
NET EARNINGS PER SHARE:
Basic	$0.75		$0.79		$2.19		$2.37
Diluted	$0.75		$0.79		$2.18		$2.35

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2023	2022	2023	2022
NET EARNINGS	$118,635	$125,905	$346,933	$378,170
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	98	481	196	962
Net change in cash flow hedge unrecognized gains	17,169	25,626	(19,468)	77,459
Other comprehensive income (loss), net of taxes	17,267	26,107	(19,272)	78,421
TOTAL COMPREHENSIVE INCOME	$135,902	$152,012	$327,661	$456,591

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$521,098	$314,758
Restricted cash from collections on auto loans receivable	534,792	470,889
Accounts receivable, net	271,874	298,783
Inventory	3,839,286	3,726,142
Other current assets	219,321	230,795
TOTAL CURRENT ASSETS	5,386,371	5,041,367
Auto loans receivable, net of allowance for loan losses of $538,018 and $507,201 as of August 31, 2023 and February 28, 2023, respectively	16,999,750	16,341,791
Property and equipment, net of accumulated depreciation of $1,727,472 and $1,614,924 as of August 31, 2023 and February 28, 2023, respectively	3,538,683	3,430,914
Deferred income taxes	111,919	80,740
Operating lease assets	540,718	545,677
Goodwill	141,258	141,258
Other assets	581,462	600,989
TOTAL ASSETS	$27,300,161	$26,182,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$932,068	$826,592
Accrued expenses and other current liabilities	513,137	478,964
Accrued income taxes	103	—
Current portion of operating lease liabilities	55,441	53,287
Current portion of long-term debt	312,230	111,859
Current portion of non-recourse notes payable	507,409	467,609
TOTAL CURRENT LIABILITIES	2,320,388	1,938,311
Long-term debt, excluding current portion	1,608,724	1,909,361
Non-recourse notes payable, excluding current portion	16,475,698	15,865,776
Operating lease liabilities, excluding current portion	516,839	523,828
Other liabilities	372,853	332,383
TOTAL LIABILITIES	21,294,502	20,569,659

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,655,733 and 158,079,033 shares issued and outstanding as of August 31, 2023 and February 28, 2023, respectively	79,328	79,040
Capital in excess of par value	1,777,707	1,713,074
Accumulated other comprehensive income	78,597	97,869
Retained earnings	4,070,027	3,723,094
TOTAL SHAREHOLDERS’ EQUITY	6,005,659	5,613,077
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,300,161	$26,182,736

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net earnings	$346,933	$378,170
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	126,971	137,903
Share-based compensation expense	69,445	47,010
Provision for loan losses	170,672	133,343
Provision for cancellation reserves	45,199	59,208
Deferred income tax (benefit) provision	(24,845)	800
Other	3,868	9,713
Net decrease (increase) in:
Accounts receivable, net	26,909	158,532
Inventory	(113,144)	452,884
Other current assets	33,431	79,188
Auto loans receivable, net	(828,631)	(804,855)
Other assets	(6,668)	(31,703)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	132,566	(74,986)
Other liabilities	(43,826)	(65,618)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(61,120)	479,589
INVESTING ACTIVITIES:
Capital expenditures	(210,167)	(204,463)
Proceeds from disposal of property and equipment	1,247	84
Purchases of investments	(3,236)	(5,428)
Sales and returns of investments	405	2,492
NET CASH USED IN INVESTING ACTIVITIES	(211,751)	(207,315)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	134,600	2,412,900
Payments on long-term debt	(240,093)	(3,057,565)
Cash paid for debt issuance costs	(10,650)	(10,240)
Payments on finance lease obligations	(7,810)	(9,883)
Issuances of non-recourse notes payable	6,179,929	8,230,501
Payments on non-recourse notes payable	(5,532,403)	(7,576,056)
Repurchase and retirement of common stock	(4,143)	(325,168)
Equity issuances	27,534	13,282
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	546,964	(322,229)
Increase (decrease) in cash, cash equivalents, and restricted cash	274,093	(49,955)
Cash, cash equivalents, and restricted cash at beginning of year	951,004	803,618
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,225,097	$753,663

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$521,098	$56,772
Restricted cash from collections on auto loans receivable	534,792	533,253
Restricted cash included in other assets	169,207	163,638
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,225,097	$753,663

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2023
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	228,298	—	228,298
Other comprehensive loss	—	—	—	—	(36,539)	(36,539)
Share-based compensation expense	—	—	21,274	—	—	21,274
Exercise of common stock options	18	9	979	—	—	988
Stock incentive plans, net shares issued	112	56	(3,986)	—	—	(3,930)
Balance as of May 31, 2023	158,209	$79,105	$1,731,341	$3,951,392	$61,330	$5,823,168
Net earnings	—	—	—	118,635	—	118,635
Other comprehensive income	—	—	—	—	17,267	17,267
Share-based compensation expense	—	—	20,256	—	—	20,256
Exercise of common stock options	446	223	26,323	—	—	26,546
Stock incentive plans, net shares issued	1	—	(213)	—	—	(213)
Balance as of August 31, 2023	158,656	$79,328	$1,777,707	$4,070,027	$78,597	$6,005,659

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

Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2023	2022	2023	2022
Used vehicle sales	$5,591.1	$6,284.1	$11,592.6	$13,298.6
Wholesale vehicle sales	1,322.0	1,690.3	2,836.3	3,806.8
Other sales and revenues:
Extended protection plan revenues	101.7	109.8	212.9	226.3
Third-party finance (fees)/income, net	(1.5)	2.7	(1.2)	6.1
Advertising & subscription revenues (1)	33.5	34.3	64.9	68.7
Service revenues	21.4	19.4	43.5	41.2
Other	5.6	4.2	11.8	8.7
Total other sales and revenues	160.7	170.4	331.9	351.0
Total net sales and operating revenues	$7,073.8	$8,144.8	$14,760.9	$17,456.4

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of August 31, 2023 and February 28, 2023, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.

Third-Party Finance (Fees)/Income. Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.

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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2023	% (1)	2022	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$416.9	9.6	$357.2	8.8	$817.4	9.5	$703.9	8.8
Interest expense	(152.0)	(3.5)	(62.5)	(1.5)	(294.6)	(3.4)	(111.3)	(1.4)
Total interest margin	264.9	6.1	294.7	7.3	522.8	6.1	592.6	7.4
Provision for loan losses	(89.8)	(2.1)	(75.5)	(1.9)	(170.7)	(2.0)	(133.3)	(1.7)
Total interest margin after provision for loan losses	175.1	4.0	219.2	5.4	352.1	4.1	459.3	5.7
Direct expenses:
Payroll and fringe benefit expense	(16.8)	(0.4)	(15.9)	(0.4)	(33.4)	(0.4)	(30.6)	(0.4)
Depreciation and amortization	(4.1)	(0.1)	(3.8)	(0.1)	(8.2)	(0.1)	(7.6)	(0.1)
Other direct expenses	(19.3)	(0.4)	(16.6)	(0.4)	(38.2)	(0.4)	(33.7)	(0.4)
Total direct expenses	(40.2)	(0.9)	(36.3)	(0.9)	(79.8)	(0.9)	(71.9)	(0.9)
CarMax Auto Finance income	$135.0	3.1	$182.9	4.5	$272.3	3.2	$387.3	4.8

Total average managed receivables	$17,315.6		$16,176.2		$17,159.5		$15,996.6

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.01 billion as of August 31, 2023, and $16.36 billion as of February 28, 2023. See Note 9 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of August 31	As of February 28
(In millions)	2023	2023
Asset-backed term funding	$12,080.6	$12,242.8
Warehouse facilities	4,419.6	3,649.9
Overcollateralization (1)	783.2	739.9
Other managed receivables (2)	159.4	135.3
Total ending managed receivables	17,442.8	16,767.9
Accrued interest and fees	97.3	78.0
Other	(2.3)	3.1
Less: allowance for loan losses	(538.0)	(507.2)
Auto loans receivable, net	$16,999.8	$16,341.8

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

Ending Managed Receivables by Major Credit Grade

	As of August 31, 2023
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$2,349.6	$3,202.6	$2,058.3	$841.9	$450.0	$112.2	$9,014.6	51.7
B	1,473.2	2,074.3	1,502.1	639.8	348.7	137.8	6,175.9	35.4
C and other	224.3	609.8	496.2	248.0	124.0	53.9	1,756.2	10.1
Total core managed receivables	4,047.1	5,886.7	4,056.6	1,729.7	922.7	303.9	16,946.7	97.2
Other managed receivables (4):
C and other	139.4	221.9	89.8	12.0	16.1	16.9	496.1	2.8
Total ending managed receivables	$4,186.5	$6,108.6	$4,146.4	$1,741.7	$938.8	$320.8	$17,442.8	100.0

Gross charge-offs	$4.9	$120.2	$82.2	$24.7	$12.8	$8.2	$253.0

	As of February 28, 2023
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,890.9	$2,555.3	$1,112.0	$677.1	$218.3	$36.3	$8,489.9	50.6
B	2,497.5	1,839.9	816.2	488.9	215.1	56.0	5,913.6	35.3
C and other	732.7	609.5	314.5	169.3	74.1	25.6	1,925.7	11.5
Total core managed receivables	7,121.1	5,004.7	2,242.7	1,335.3	507.5	117.9	16,329.2	97.4
Other managed receivables (4):
C and other	272.0	112.5	15.0	21.1	13.2	4.9	438.7	2.6
Total ending managed receivables	$7,393.1	$5,117.2	$2,257.7	$1,356.4	$520.7	$122.8	$16,767.9	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at August 31, 2023 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

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

Allowance for Loan Losses

	Three Months Ended August 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$427.5	$107.9	$535.4	3.11
Charge-offs	(118.7)	(24.5)	(143.2)
Recoveries (2)	48.5	7.5	56.0
Provision for loan losses	75.7	14.1	89.8
Balance as of end of period	$433.0	$105.0	$538.0	3.08

	Three Months Ended August 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$390.4	$67.8	$458.2	2.85
Charge-offs	(84.2)	(11.9)	(96.1)
Recoveries (2)	35.9	4.0	39.9
Provision for loan losses	54.0	21.5	75.5
Balance as of end of period	$396.1	$81.4	$477.5	2.92

	Six Months Ended August 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(211.8)	(41.2)	(253.0)
Recoveries (2)	99.0	14.1	113.1
Provision for loan losses	144.3	26.4	170.7
Balance as of end of period	$433.0	$105.0	$538.0	3.08

	Six Months Ended August 31, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77
Charge-offs	(145.6)	(18.7)	(164.3)
Recoveries (2)	69.0	6.5	75.5
Provision for loan losses	95.2	38.1	133.3
Balance as of end of period	$396.1	$81.4	$477.5	2.92

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first six months of fiscal 2024, the allowance for loan losses increased $30.8 million. The increase in the allowance (both in dollars and as a percent of total ending managed receivables) was primarily driven by unfavorable loss performance as well as the uncertain macroeconomic environment. The increase in net charge-offs primarily reflects customer hardship in the current economic environment. The allowance for loan losses as of August 31, 2023 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.

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

Past Due Receivables

	As of August 31, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,967.5	$5,751.2	$1,410.2	$16,128.9	$364.0	$16,492.9	94.55
Delinquent loans:
31-60 days past due	29.1	243.1	177.2	449.4	62.9	512.3	2.94
61-90 days past due	14.1	148.0	140.2	302.3	56.4	358.7	2.06
Greater than 90 days past due	3.9	33.6	28.6	66.1	12.8	78.9	0.45
Total past due	47.1	424.7	346.0	817.8	132.1	949.9	5.45
Total ending managed receivables	$9,014.6	$6,175.9	$1,756.2	$16,946.7	$496.1	$17,442.8	100.00

	As of February 28, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,450.3	$5,540.2	$1,612.3	$15,602.8	$327.6	$15,930.4	95.00
Delinquent loans:
31-60 days past due	25.1	225.7	175.4	426.2	60.6	486.8	2.90
61-90 days past due	10.6	120.0	114.5	245.1	42.1	287.2	1.71
Greater than 90 days past due	3.9	27.7	23.5	55.1	8.4	63.5	0.39
Total past due	39.6	373.4	313.4	726.4	111.1	837.5	5.00
Total ending managed receivables	$8,489.9	$5,913.6	$1,925.7	$16,329.2	$438.7	$16,767.9	100.00

(1)     Percent of total ending managed receivables.

5. Derivative Instruments and Hedging Activities

We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include SOFR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and generally designate these derivative instruments as cash flow hedges for accounting purposes.  In certain cases, we may choose not to designate a derivative instrument as a cash flow hedge for accounting purposes due to uncertainty around the probability that future hedged transactions will occur. Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loans receivable, and (ii) exposure to variable interest rates associated with our term loans.

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $52.2 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and six months ended August 31, 2023, we recognized expense of $1.2 million and $10.5 million, respectively, in CAF income representing these changes in fair value.

As of August 31, 2023 and February 28, 2023, we had interest rate swaps outstanding with a combined notional amount of $4.86 billion and $4.49 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2023 and February 28, 2023, we had interest rate swaps with a combined notional amount of $1.07 billion and $1.14 billion, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,154,122	$—	$1,154,122
Mutual fund investments	25,558	—	25,558
Derivative instruments designated as hedges	—	83,914	83,914
Derivative instruments not designated as hedges	—	23,367	23,367
Total assets at fair value	$1,179,680	$107,281	$1,286,961

Percent of total assets at fair value	91.7%	8.3%	100.0%
Percent of total assets	4.3%	0.4%	4.7%

Liabilities:
Derivative instruments designated as hedges	$—	$(401)	$(401)
Total liabilities at fair value	$—	$(401)	$(401)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$865,943	$—	$865,943
Mutual fund investments	22,671	—	22,671
Derivative instruments designated as hedges	—	97,328	97,328
Derivative instruments not designated as hedges	—	33,870	33,870
Total assets at fair value	$888,614	$131,198	$1,019,812

Percent of total assets at fair value	87.1%	12.9%	100.0%
Percent of total assets	3.4%	0.5%	3.9%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2023 and February 28, 2023, respectively, are as follows:

(In thousands)	As of August 31, 2023	As of February 28, 2023
Carrying value	$400,000	$500,000
Fair value	$374,226	$473,749

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2023	2022	2023	2022
Balance as of beginning of period	$138.7	$148.7	$139.2	$144.7
Cancellations	(23.2)	(27.4)	(47.8)	(55.1)
Provision for future cancellations	21.1	27.5	45.2	59.2
Balance as of end of period	$136.6	$148.8	$136.6	$148.8

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2023 and February 28, 2023, the current portion of cancellation reserves was $74.1 million and $76.1 million, respectively.

8. Income Taxes

We had $30.0 million of gross unrecognized tax benefits as of August 31, 2023, and $27.1 million as of February 28, 2023.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2023.

9. Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,563	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,075	522,526
Non-recourse notes payable	Various dates through December 2030	17,007,618	16,360,092
Total debt		18,929,256	18,382,111
Less: current portion		(819,639)	(579,468)
Less: unamortized debt issuance costs		(25,195)	(27,506)
Long-term debt, net		$18,084,422	$17,775,137

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of August 31, 2023, the unused capacity of $2.00 billion was fully available to us. In June 2023, the credit facility was amended to extend the maturity date to June 2028 with no other material changes to the terms of the agreement.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 6.30% as of August 31, 2023. The $300 million term loan matures in June 2024 and was therefore classified as current. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes. The 3.86% senior notes matured during the first quarter of fiscal 2024. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of August 31, 2023, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through December 2030, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of August 31, 2023 are as follows:

(In billions)	Capacity
Warehouse facilities:
September 2023 expiration	$2.30
December 2023 expiration	0.50
February 2024 expiration	2.80
Combined warehouse facility limit	$5.60
Unused capacity	$1.18

Non-recourse notes payable outstanding:
Warehouse facilities	$4.42
Asset-backed term funding transactions	12.59
Non-recourse notes payable	$17.01

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In September 2023, the $2.30 billion facility was renewed with an expiration date of August 2024. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loans receivable.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2023 and 2022, we capitalized interest of $2.9 million and $2.1 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of August 31, 2023, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.

10. Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program
As of August 31, 2023, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. Share repurchases were paused during the third quarter of fiscal 2023.

Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2023	2022	2023	2022
Number of shares repurchased (in thousands)	—	1,729.6	—	3,373.9
Average cost per share	$—	$94.24	$—	$95.01
Available for repurchase, as of end of period (in millions)	$2,451.3	$2,453.9	$2,451.3	$2,453.9

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2023	2022	2023	2022
Cost of sales	$1,195	$901	$2,585	$1,141
CarMax Auto Finance income	1,198	(295)	1,647	413
Selling, general and administrative expenses	31,294	24,534	66,598	46,770
Share-based compensation expense, before income taxes	$33,687	$25,140	$70,830	$48,324

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2023	2022	2023	2022
Nonqualified stock options	$13,650	$9,468	$27,727	$20,680
Cash-settled restricted stock units (RSUs)	12,804	9,505	27,915	10,354
Stock-settled market stock units (MSUs)	3,884	3,529	10,108	8,876
Other share-based incentives:
Stock-settled performance stock units (PSUs)	797	250	1,538	4,941
Restricted stock (RSAs)	76	(35)	307	309
Stock-settled deferred stock units (DSUs)	1,850	1,850	1,850	1,850
Employee stock purchase plan	626	573	1,385	1,314
Total other share-based incentives	$3,349	$2,638	$5,080	$8,414
Share-based compensation expense, before income taxes	$33,687	$25,140	$70,830	$48,324

(C)Stock Incentive Plan Information

Share/Unit Activity

	Six Months Ended August 31, 2023
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2023	6,776	404	130	1,004
Granted	1,516	181	76	914
Exercised or vested and converted	(464)	(184)	(10)	(479)
Cancelled	(119)	(12)	—	(64)
Outstanding as of August 31, 2023	7,709	389	196	1,375

Weighted average grant date fair value per share/unit:

Granted	$29.07	$99.84	$74.31	$70.68
Ending outstanding	$26.92	$123.89	$88.72	$81.46

	As of August 31, 2023
Unrecognized compensation (in millions)	$65.6	$22.7	$2.3

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2023	2022	2023	2022
Net earnings	$118,635	$125,905	$346,933	$378,170

Weighted average common shares outstanding	158,479	158,801	158,298	159,556
Dilutive potential common shares:
Stock options	581	1,125	373	1,151
Stock-settled stock units and awards	178	292	229	308
Weighted average common shares and dilutive potential common shares	159,238	160,218	158,900	161,015

Basic net earnings per share	$0.75	$0.79	$2.19	$2.37
Diluted net earnings per share	$0.75	$0.79	$2.18	$2.35

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2023 and 2022, options to purchase 3,508,300 shares and 2,098,895 shares of common stock, respectively, were not included. For the six months ended August 31, 2023 and 2022, options to purchase 5,518,543 shares and 1,767,906 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 28, 2023	$(44,590)	$142,459	$97,869
Other comprehensive loss before reclassifications	—	(669)	(669)
Amounts reclassified from accumulated other comprehensive income	196	(18,799)	(18,603)
Other comprehensive income (loss)	196	(19,468)	(19,272)
Balance as of August 31, 2023	$(44,394)	$122,991	$78,597

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2023	2022	2023	2022
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$58	$273	$116	$538
CarMax Auto Finance income	3	16	7	32
Selling, general and administrative expenses	68	347	135	702
Total amortization reclassifications recognized in net pension expense	129	636	258	1,272
Tax expense	(31)	(155)	(62)	(310)
Amortization reclassifications recognized in net pension expense, net of tax	98	481	196	962
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	98	481	196	962

Cash Flow Hedges (Note 5):
Changes in fair value	35,002	40,168	(1,005)	110,210
Tax (expense) benefit	(8,535)	(10,315)	336	(28,302)
Changes in fair value, net of tax	26,467	29,853	(669)	81,908
Reclassifications to CarMax Auto Finance income	(12,295)	(5,687)	(24,859)	(5,986)
Tax benefit	2,997	1,460	6,060	1,537
Reclassification of hedge gains, net of tax	(9,298)	(4,227)	(18,799)	(4,449)
Net change in cash flow hedge unrecognized gains, net of tax	17,169	25,626	(19,468)	77,459
Total other comprehensive income (loss), net of tax	$17,267	$26,107	$(19,272)	$78,421

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income. The cumulative balances are net of deferred taxes of $26.2 million as of August 31, 2023 and $32.6 million as of February 28, 2023.

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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2023	2022	2023	2022
Operating lease cost (1)	$22,239	$22,911	$44,186	$45,931
Finance lease cost:
Depreciation of lease assets	4,907	4,017	9,442	7,523
Interest on lease liabilities	6,407	5,467	12,502	10,401
Total finance lease cost	11,314	9,484	21,944	17,924
Total lease cost	$33,553	$32,395	$66,130	$63,855

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 28
(In thousands)	Classification	2023	2023
Assets:
Operating lease assets	Operating lease assets	$540,718	$545,677
Finance lease assets	Property and equipment, net (1)	178,962	145,372
Total lease assets		$719,680	$691,049
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$55,441	$53,287
Finance leases	Accrued expenses and other current liabilities	19,697	18,788
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	516,839	523,828
Finance leases	Other liabilities	200,425	165,135
Total lease liabilities		$792,402	$761,038

(1)    Finance lease assets are recorded net of accumulated depreciation of $56.2 million as of August 31, 2023 and $46.7 million as of February 28, 2023.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 28
Lease Term and Discount Rate	2023	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	16.06	16.35
Finance leases	11.80	10.84

Weighted Average Discount Rate
Operating leases	4.98%	4.91%
Finance leases	17.31%	19.34%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,182	$44,725
Operating cash flows from finance leases	$12,076	$4,508
Financing cash flows from finance leases	$7,810	$9,883

Lease assets obtained in exchange for lease obligations:
Operating leases	$22,277	$16,837
Finance leases	$43,684	$22,572

Maturities of lease liabilities were as follows:

	As of August 31, 2023
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2024, remaining	$40,818	$21,263
Fiscal 2025	82,069	44,630
Fiscal 2026	76,698	46,234
Fiscal 2027	70,330	42,405
Fiscal 2028	66,162	35,522
Thereafter	552,032	254,680
Total lease payments	888,109	444,734
Less: interest	(315,829)	(224,612)
Present value of lease liabilities	$572,280	$220,122
(1)    Lease payments exclude $3.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2023	2022
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	$(18,607)	$(352)
Increase in financing obligations	$4,527	$—

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

On June 15, 2022, the United States Supreme Court issued its decision in Viking River Cruises v. Moriana, holding that an individual who signs an arbitration agreement cannot circumvent that agreement by filing a related PAGA claim in court. The U.S. Supreme Court further held that, based on California law, an individual who pursues his PAGA claim in arbitration does not have standing to pursue a representative PAGA claim. However, the U.S. Supreme Court indicated that the issue of whether an individual has standing to pursue a representative PAGA claim is a question of state law. The California Supreme Court thereafter heard a new case, Adolph v. Uber, to address this issue of state law.

In light of the Viking River decision, CarMax filed a motion to compel arbitration of the individual Bendure claim and to dismiss Bendure’s representative PAGA claims. On November 29, 2022, the Court granted the motion to compel arbitration of the Bendure individual PAGA claims and stayed the motion to dismiss any representative PAGA claims pending the Adolph v. Uber decision.

The California Supreme Court has issued its decision in Adolph v. Uber. The Court held that that an employee who signs an arbitration agreement may still pursue a representative PAGA action in court in certain circumstances. The Court held that an employee can be compelled to pursue his individual PAGA action in arbitration while his representative PAGA claims are stayed. If the employee is successful in his individual PAGA action in arbitration, then he can pursue a representative PAGA action in court. If, however, the employee is unsuccessful in arbitration, then he loses standing and cannot pursue a representative PAGA action in court. In light of this decision, CarMax expects Bendure to pursue his individual PAGA action in arbitration.

We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.

The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan, Ford and Volkswagen related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2019. In April 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. In January 2022, CarMax received $3.8 million in net recoveries from the Ford settlement funds. On April 21, 2023, CarMax received $59.3 million in net recoveries from residual undisbursed funds in the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlements. On August 9, 2023, CarMax received $7.9 million in additional residual funds in the BMW, Mazda, and Nissan settlements. CarMax remains a class member for residual funds in the Ford settlement. The Volkswagen settlement has not been resolved yet. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford residual or Volkswagen matters.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $30.5 million as of August 31, 2023, and $27.1 million as of February 28, 2023, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended August 31, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$7,040,330	$33,506	$—	$7,073,836
Intersegment sales and operating revenues	—	8,468	(8,468)	—
Total sales and operating revenues	$7,040,330	$41,974	$(8,468)	$7,073,836
Depreciation and amortization (1)	$427	$4,746	$—	$5,173
Gross profit	$672,505	$25,386	$(1,126)	$696,765
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				134,987
Selling, general and administrative expenses				(585,694)
Depreciation and amortization (2)				(58,817)
Interest expense				(31,585)
Other income (expense)				2,630
Earnings before income taxes				$158,286

	Three Months Ended August 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$8,110,524	$34,279	$—	$8,144,803
Intersegment sales and operating revenues	—	6,929	(6,929)	—
Total sales and operating revenues	$8,110,524	$41,208	$(6,929)	$8,144,803
Depreciation and amortization (1)	$376	$3,389	$—	$3,765
Gross profit	$712,284	$26,362	$(1,501)	$737,145
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				182,869
Selling, general and administrative expenses				(666,041)
Depreciation and amortization (2)				(57,692)
Interest expense				(32,745)
Other income (expense)				4,039
Earnings before income taxes				$167,575

	Six Months Ended August 31, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$14,696,019	$64,880	$—	$14,760,899
Intersegment sales and operating revenues	—	18,064	(18,064)	—
Total sales and operating revenues	$14,696,019	$82,944	$(18,064)	$14,760,899
Depreciation and amortization (1)	$846	$9,138	$—	$9,984
Gross profit	$1,466,896	$49,559	$(2,300)	$1,514,155
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				272,345
Selling, general and administrative expenses				(1,145,531)
Depreciation and amortization (2)				(117,236)
Interest expense				(62,051)
Other income (expense)				3,844
Earnings before income taxes				$465,526

	Six Months Ended August 31, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$17,387,760	$68,664	$—	$17,456,424
Intersegment sales and operating revenues	—	14,670	(14,670)	—
Total sales and operating revenues	$17,387,760	$83,334	$(14,670)	$17,456,424
Depreciation and amortization (1)	$688	$6,463	$—	$7,151
Gross profit	$1,561,573	$54,090	$(3,127)	$1,612,536
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				387,342
Selling, general and administrative expenses				(1,322,781)
Depreciation and amortization (2)				(113,340)
Interest expense				(61,520)
Other income (expense)				1,940
Earnings before income taxes				$504,177

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

As of August 31, 2023, we operated 241 used car stores in 109 U.S. television markets.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.8% of our retail used vehicle unit sales in the first six months of fiscal 2024.  As of August 31, 2023, CAF serviced approximately 1.1 million customer accounts in its $17.44 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first six months of fiscal 2024 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first six months of fiscal 2024 as compared to the second quarter and first six months of fiscal 2023 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2023	Change from Three Months Ended August 31, 2022	Six Months Ended August 31, 2023	Change from Six Months Ended August 31, 2022
Income statement information
Net sales and operating revenues	$7,073.8	(13.1)%	$14,760.9	(15.4)%
Gross profit	$696.8	(5.5)%	$1,514.2	(6.1)%
CAF income	$135.0	(26.2)%	$272.3	(29.7)%
Selling, general and administrative expenses	$585.7	(12.1)%	$1,145.5	(13.4)%
Net earnings	$118.6	(5.8)%	$346.9	(8.3)%
Unit sales information
Used unit sales	200,825	(7.4)%	418,749	(8.5)%
Change in used unit sales in comparable stores	(9.0)%	N/A	(10.3)%	N/A
Wholesale unit sales	141,837	(11.2)%	302,885	(12.5)%
Per unit information
Used gross profit per unit	$2,251	(1.4)%	$2,309	(0.1)%
Wholesale gross profit per unit	$963	9.3%	$1,005	4.6%
SG&A as a % of gross profit	84.1%	(6.3)%	75.7%	(6.3)%
Per share information
Net earnings per diluted share	$0.75	(5.1)%	$2.18	(7.2)%
Online sales metrics
Online retail sales (2)	14%	3%	14%	3%
Omni sales (3)	55%	2%	55%	1%
Revenue from online transactions (4)	31%	1%	31%	1%
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

Net earnings per diluted share during the first six months of fiscal 2024 included a benefit of $0.32 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity has been used to fund the repurchase of common stock under our share repurchase program and our store growth.

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. While we paused our share repurchases during the third quarter of fiscal 2023, we intend to resume repurchases during the third quarter of the current fiscal year. We expect a modest initial pace, or approximately $50 million per quarter, that would be below the average quarterly pace of approximately $150 million prior to our pause and, when annualized, would roughly offset annual dilution. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

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

Our investments in the near term will focus on initiatives that drive operational efficiencies and create better experiences for our associates and customers. Examples of these initiatives include:

•Launching a new order processing system in our CECs that automatically connects sales orders to customers’ online accounts and to our Progression Tracker, guiding customers through each step of the buying journey and providing a more seamless experience.
•Expanding our capabilities for Skye, our 24/7 virtual assistant. Skye enables us to efficiently assist customers via chat functionality while taking work out of our CEC system. In addition to supporting workflows related to finance applications, vehicle transfers and appointment reservations, Skye is now able to identify customers who have an appraisal Instant Offer and help them complete the next steps for their trade-in.
•Leveraging data automation in our stores to deploy an integrated payoff service, which allows associates to obtain automated payoff amounts for over 40% of the lenders holding titles for the cars we buy from consumers.
•Enhancing our auction platform by upgrading the information we provide to dealers, enabling them to submit more informed bids. We have launched a test through our partnership with UVeye that uses technology to provide more detailed information on tire conditions, including brand, speed, size and tread depth of each tire.

We purchased approximately 292,000 vehicles from consumers and dealers during the second quarter of fiscal 2024, down 14.9% from the prior year quarter. Approximately 19,000 of these vehicles were purchased through dealers, down 5.3% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. We recently launched an appraisal tool for dealer websites that makes Instant Offers based on our algorithms, which are redeemable via MaxOffer. For the second quarter of fiscal 2024, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.

We remain focused on ensuring we are efficient in our spend and are actively taking steps to further align our expenses to our sales levels. This includes aligning staffing levels and driving efficiency gains in our stores and CECs, limiting hiring and contractor utilization in our corporate offices and continuing to align marketing spend to sales. While our total and per unit advertising expense for the first half of the current fiscal year decreased from the prior year period, we anticipate maintaining per unit spend on an annual basis at a similar level during fiscal 2024 compared to fiscal 2023.

Our SG&A expenses in the first six months of fiscal 2024 decreased from the prior year period. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2024, we expect to require low single digit gross profit growth to lever SG&A for the full year, which is well below the levels we targeted during the heavy investment period of our omni transformation.

Other steps we have taken to support our business for both the short- and long-term include focusing on production efficiencies to align saleable inventory to sales, raising CAF's consumer rates while growing CAF's penetration and slowing our planned store growth to provide more capital flexibility. While we previously paused our share repurchases, we intend to resume repurchases during the third quarter of the current fiscal year, as previously mentioned.

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

In calendar 2022, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2021. We estimate we sold approximately 4.8% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2022, consistent with calendar 2021. External title data shows that our market share for the first half of calendar 2023 improved compared to our market share for the second half of calendar 2022. Our strategy to continue to increase our market share includes focusing on:

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
•Becoming the leading retailer of used electric vehicles (“EV”) in the market. In support of this goal, Edmunds' has launched several research and buying tools, which include providing data on the health and range of EV batteries as well as an evaluation of potential federal and state tax credits and incentives. This will support our business and help CarMax be part of the solution to reduce emissions.

As of August 31, 2023, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2024, we opened one store, and during the remainder of the fiscal year we plan to open an additional four stores and our first offsite production location in the Atlanta metro market.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2023	2022	Change	2023	2022	Change
Used vehicle sales	$5,591.1	$6,284.1	(11.0)%	$11,592.6	$13,298.6	(12.8)%
Wholesale vehicle sales	1,322.0	1,690.3	(21.8)%	2,836.3	3,806.8	(25.5)%
Other sales and revenues:
Extended protection plan revenues	101.7	109.8	(7.3)%	212.9	226.3	(5.9)%
Third-party finance (fees)/income, net	(1.5)	2.7	(154.4)%	(1.2)	6.1	(118.9)%
Advertising & subscription revenues (1)	33.5	34.3	(2.3)%	64.9	68.7	(5.5)%
Other	27.0	23.6	14.2%	55.3	49.9	10.7%
Total other sales and revenues	160.7	170.4	(5.7)%	331.9	351.0	(5.4)%
Total net sales and operating revenues	$7,073.8	$8,144.8	(13.1)%	$14,760.9	$17,456.4	(15.4)%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 16 for further details.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2023	2022	Change	2023	2022	Change
Used vehicles	200,825	216,939	(7.4)%	418,749	457,889	(8.5)%
Wholesale vehicles	141,837	159,677	(11.2)%	302,885	345,984	(12.5)%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2023	2022	Change	2023	2022	Change
Used vehicles	$27,500	$28,657	(4.0)%	$27,374	$28,755	(4.8)%
Wholesale vehicles	$8,923	$10,179	(12.3)%	$8,977	$10,619	(15.5)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2023	2022	2023	2022
Used vehicle units	(9.0)%	(8.3)%	(10.3)%	(10.6)%
Used vehicle revenues	(12.5)%	0.4%	(14.4)%	6.0%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2023	2022	2023	2022
Used vehicle units	(7.4)%	(6.4)%	(8.5)%	(8.9)%
Used vehicle revenues	(11.0)%	2.9%	(12.8)%	8.5%

Wholesale vehicle units	(11.2)%	(15.1)%	(12.5)%	(6.4)%
Wholesale vehicle revenues	(21.8)%	(0.7)%	(25.5)%	23.8%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2023	2022	2023	2022
CAF (2)	46.4%	44.8%	45.9%	44.0%
Tier 2 (3)	18.1%	21.6%	19.3%	23.5%
Tier 3 (4)	6.4%	6.0%	6.6%	6.6%
Other (5)	29.1%	27.6%	28.2%	25.9%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 2% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2023	2022	2023	2022
Used car stores, beginning of period	241	231	240	230
Store openings	—	3	1	4
Used car stores, end of period	241	234	241	234

During the first six months of fiscal 2024, we opened one store in an existing television market (Winchester, VA).

Used Vehicle Sales.  The 11.0% decrease in used vehicle revenues in the second quarter of fiscal 2024 was primarily driven by a 7.4% decrease in used unit sales and a 4.0% decrease in average retail selling price, or approximately $1,200. The decrease in used units included a 9.0% decrease in comparable store used unit sales. For the first six months of fiscal 2024, used vehicle revenues decreased 12.8%, driven by an 8.5% decrease in used unit sales and a 4.8% decrease in average selling price, or approximately $1,400. The decrease in used units included a 10.3% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 14% of used unit sales for both the second quarter and first six months of fiscal 2024, compared with 11% for both the second quarter and first six months of fiscal 2023.

During the second quarter of fiscal 2024, we believe persistent vehicle affordability challenges continued to impact our unit sales performance, as headwinds remained due to widespread inflationary pressures, higher interest rates, tightened lending standards and prolonged low consumer confidence. While comparable store used unit sales declined 9.0% compared to the prior year quarter, it was an improvement from the 22.4% and 14.1% year-over-year declines during the prior fiscal year's third and fourth quarters, respectively, as well as the 11.4% decline during the current fiscal year's first quarter. During the second quarter of fiscal 2024, comparable store used unit sales improved sequentially by month and September-to-date comparable used unit sales were similar to August.

The decrease in average retail selling price in both the second quarter and first six months of fiscal 2024 reflected lower vehicle acquisition costs as well as shifts in the mix of our sales by vehicle age.

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

The 21.8% decrease in wholesale vehicle revenues in the second quarter of fiscal 2024 was primarily due to a decrease in average selling price of 12.3%, or approximately $1,300, and an 11.2% decrease in unit sales. For the first six months of fiscal 2024, wholesale vehicle revenues decreased 25.5%, driven by a decrease in average selling price of 15.5%, or approximately $1,600, and a 12.5% decrease in unit sales.

The decrease in average selling price during the second quarter and first six months of fiscal 2024 was primarily due to shifts in the mix of our sales by vehicle age as well as decreased acquisition costs resulting from steep market depreciation.

While wholesale vehicle unit sales declined 11.2% compared to the prior year quarter, it was an improvement from the 36.7% and 19.3% year-over-year declines during the prior fiscal year's third and fourth quarters, respectively, as well as the 13.6% decline during the current fiscal year's first quarter.

Other Sales and Revenues.  Other sales and revenues include revenue from the sale of ESPs and GAP (collectively reported in EPP revenues, net of a reserve for estimated contract cancellations), net third-party finance (fees)/income, advertising and subscription revenues earned by our Edmunds business, and other revenues, which are predominantly comprised of service department sales. The fees we pay to the Tier 3 providers are reflected as an offset to finance fee revenues received from the Tier 2 providers. The mix of our retail vehicles financed by CAF, Tier 2 and Tier 3 providers, or customers that arrange their own financing, may vary from quarter to quarter depending on several factors, including the credit quality of applicants, changes in providers’ credit decisioning and external market conditions. Changes in originations by one tier of credit providers may also affect the originations made by providers in other tiers.

Other sales and revenues decreased 5.7% in the second quarter of fiscal 2024, primarily reflecting a 7.3% decline in EPP revenue resulting from the decline in our retail unit sales.

Other sales and revenues decreased 5.4% in the first six months of fiscal 2024, reflecting a decline in EPP revenue and a decrease in net third-party finance (fees)/income. EPP revenues decreased 5.9%, largely reflecting the decline in our retail unit sales, partially offset by a favorable year-over-year return reserve adjustment. Net third-party finance (fees)/income declined as a result of lower Tier 2 volume, for which we generally receive a fee.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2023	2022	Change	2023	2022	Change
Used vehicle gross profit	$452.1	$495.0	(8.7)%	$966.7	$1,058.5	(8.7)%
Wholesale vehicle gross profit	136.6	140.7	(2.9)%	304.4	332.3	(8.4)%
Other gross profit	108.1	101.4	6.4%	243.1	221.7	9.6%
Total	$696.8	$737.1	(5.5)%	$1,514.2	$1,612.5	(6.1)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2023		2022		2023		2022
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,251	8.1	$2,282	7.9	$2,309	8.3	$2,312	8.0
Wholesale vehicle gross profit	$963	10.3	$881	8.3	$1,005	10.7	$961	8.7
Other gross profit	$538	67.2	$468	59.6	$580	73.2	$484	63.2

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

Used vehicle gross profit decreased 8.7% in the second quarter of fiscal 2024, driven primarily by the 7.4% decrease in total used unit sales. Used vehicle gross profit decreased 8.7% in the first six months of fiscal 2024, driven by the 8.5% decrease in total used unit sales. Used vehicle gross profit per unit for both the second quarter and first six months of fiscal 2024 was relatively consistent with the comparable prior year periods. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.

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

Wholesale vehicle gross profit decreased 2.9% in the second quarter of fiscal 2024, primarily driven by an 11.2% decrease in wholesale unit sales, partially offset by an $82 increase in wholesale vehicle gross profit per unit, despite steep market depreciation during the quarter. Wholesale vehicle gross profit decreased 8.4% in the first six months of fiscal 2024, primarily driven by a 12.5% decrease in wholesale unit sales, partially offset by a $44 increase in wholesale vehicle gross profit per unit. Wholesale gross profit for the second quarter of fiscal 2023 was impacted by our decision to source a higher mix of older vehicles for retail sale. When those vehicles cannot be reconditioned to our standards for consumer sales, we shift them to wholesale, which often sell at lower margins. Since then, we have been able to more efficiently incorporate older vehicles.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance (fees)/income, advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance (fees)/income, as these represent revenues paid to us by certain third-party providers.  Third-party finance income is reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit increased 6.4% in the second quarter of fiscal 2024, primarily driven by a $19.6 million improvement in service department margins, partially offset by a decrease in EPP revenues. Other gross profit increased 9.6% in the first six months of fiscal 2024, primarily driven by a $45.9 million increase in service department margins, partially offset by a decrease in EPP revenues and a decline in net third-party finance (fees)/income, as discussed above, as well as a decrease in advertising and subscription margins. The increase in service department profits for both the second quarter and first six months of fiscal 2024 was driven by efficiency and cost coverage measures that we have put in place. We expect year-over-year improvements in service in fiscal 2024 as compared to the full year of fiscal 2023.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2023    Six Months Ended August 31, 2023

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
19%
11%
12%
58%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2023	2022	Change	2023	2022	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$305.7	$333.8	(8.4)%	$636.4	$679.0	(6.3)%
Share-based compensation expense	31.3	24.5	27.5%	66.6	46.8	42.4%
Total compensation and benefits (2)	$337.0	$358.3	(5.9)%	$703.0	$725.8	(3.1)%
Occupancy costs	67.8	68.8	(1.6)%	133.9	134.7	(0.6)%
Advertising expense	66.3	82.9	(20.0)%	138.2	171.8	(19.5)%
Other overhead costs (3)	114.6	156.0	(26.6)%	170.4	290.5	(41.4)%
Total SG&A expenses	$585.7	$666.0	(12.1)%	$1,145.5	$1,322.8	(13.4)%
SG&A as a % of gross profit	84.1%	90.4%	(6.3)%	75.7%	82.0%	(6.3)%

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

SG&A expenses decreased 12.1% in the second quarter of fiscal 2024. Factors contributing to the net decrease include the following:
~~•~~$41.4 million decrease in other overhead costs driven by improvements in non-CAF uncollectible receivables that reflect improved execution at our stores and home office as well as at DMV locations, favorability in staffing-related costs and a reduction in technology and strategic initiative spend, including a shift in timing.
•$28.1 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on driving efficiency gains and aligning staffing levels to sales.

•$16.6 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales as well as a shift in the timing of our spend.

For the second quarter of fiscal 2024, other overhead costs also included additional settlement proceeds from the class action lawsuit related to Takata airbags discussed in the first quarter, which were offset by unfavorable self-insured losses related to multiple hailstorm events.

SG&A expenses decreased 13.4% in the first six months of fiscal 2024. Factors contributing to the net decrease include the following:
~~•~~$120.1 million decrease in other overhead costs, which included a $67.2 million benefit in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Other overhead costs were also positively impacted by improvements in non-CAF uncollectible receivables that reflect improved execution at our stores and home office as well as at DMV locations, favorability in staffing-related costs and a reduction in technology and strategic initiative spend, including a shift in timing.
•$42.6 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on driving efficiency gains and aligning staffing levels to sales.
•$33.6 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales as well as a shift in the timing of our spend.
•$19.8 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

As noted previously, as we enter the second half of fiscal 2024, we have largely anniversaried over the year-over-year benefits from our cost management efforts. We also expect the timing shifts in advertising and technology spend to impact the second half of fiscal 2024. We expect our full year advertising spend on a per unit basis to be similar to fiscal 2023. As a result, our advertising spend in the second half of fiscal 2024 will exceed the per unit spend during the first six months of fiscal 2024. We also expect that approximately $10 million of the year-to-date favorability experienced in other overhead related to technology will be offset in the second half of fiscal 2024.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense of $31.6 million and $62.1 million in the second quarter and first six months of fiscal 2024, respectively, was relatively consistent with $32.7 million and $61.5 million in the second quarter and first six months of fiscal 2023, respectively.

Other Income. Other income of $2.6 million and $3.8 million in the second quarter and first six months of fiscal 2024, respectively, was relatively consistent with $4.0 million and $1.9 million in the second quarter and first six months of fiscal 2023, respectively.

Income Taxes.  The effective income tax rate was 25.1% in the second quarter of fiscal 2024 and 25.5% in the first six months of fiscal 2024 versus 24.9% in the second quarter of fiscal 2023 and 25.0% in the first six months of fiscal 2023.

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

CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume, which we increased to 10% during fiscal 2022 and throughout most of fiscal 2023. In response to the current environment, CAF adjusted its underwriting standards, including, towards the end of the fourth quarter of fiscal 2023, reducing its targeted percentage of Tier 3 volume from 10% to 5%. During the second quarter of fiscal 2024, CAF further adjusted its targeted percentage of Tier 3 volume to less than 5%. Within the Tier 2 space, CAF continues to originate loans on a test basis and we slightly increased our investment in this space during the second quarter of fiscal 2024. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.

CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2023	% (1)	2022	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$416.9	9.6	$357.2	8.8	$817.4	9.5	$703.9	8.8
Interest expense	(152.0)	(3.5)	(62.5)	(1.5)	(294.6)	(3.4)	(111.3)	(1.4)
Total interest margin	$264.9	6.1	$294.7	7.3	$522.8	6.1	$592.6	7.4
Provision for loan losses	$(89.8)	(2.1)	$(75.5)	(1.9)	$(170.7)	(2.0)	$(133.3)	(1.7)
CarMax Auto Finance income	$135.0	3.1	$182.9	4.5	$272.3	3.2	$387.3	4.8

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2023	2022	2023	2022
Net loans originated (in millions)	$2,197.2	$2,334.0	$4,537.6	$4,780.8
Vehicle units financed	86,010	89,443	179,060	184,106
Net penetration rate (1)	42.8%	41.2%	42.8%	40.2%
Weighted average contract rate	11.1%	9.4%	11.1%	9.2%
Weighted average credit score (2)	721	709	718	706
Weighted average loan-to-value (LTV) (3)	88.8%	88.1%	88.4%	87.8%
Weighted average term (in months)	65.0	66.3	65.2	66.3

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2023	2022	2023	2022
Total ending managed receivables	$17,442.8	$16,349.3	$17,442.8	$16,349.3
Total average managed receivables	$17,315.6	$16,176.2	$17,159.5	$15,996.6
Allowance for loan losses	$538.0	$477.5	$538.0	$477.5
Allowance for loan losses as a percentage of ending managed receivables	3.08%	2.92%	3.08%	2.92%
Net credit losses on managed receivables	$87.2	$56.2	$139.9	$88.8
Annualized net credit losses as a percentage of total average managed receivables	2.01%	1.39%	1.63%	1.11%
Past due accounts as a percentage of ending managed receivables	5.45%	4.64%	5.45%	4.64%
Average recovery rate (1)	53.9%	67.3%	56.6%	69.1%

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

•CAF Income (Decrease of $47.9 million, or 26.2%, and decrease of $115.0 million, or 29.7%, in the second quarter and first six months of fiscal 2024, respectively)
◦The decrease in CAF income for both the second quarter and first six months of fiscal 2024 reflects a decrease in the net interest margin percentage and an increase in the provision for loan losses, as discussed below, partially offset by an increase in average managed receivables.

•Total Interest Margin (Decreased to 6.1% in both the second quarter and first six months of fiscal 2024, from 7.3% and 7.4% in the second quarter and first six months of fiscal 2023, respectively)
◦The decrease in the total interest margin percentage for both the second quarter and first six months of fiscal 2024 was primarily driven by higher funding costs, partially offset by higher customer rates. While total interest margin for the second quarter decreased year-over-year, it was consistent with the first quarter of fiscal 2024 at 6.1%.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $89.8 million and $170.7 million in the second quarter and first six months of fiscal 2024, respectively, compared with expense of $75.5 million and $133.3 million in the second quarter and first six months of fiscal 2023.
◦The increase in the provision for both the second quarter and first six months of fiscal 2024 was primarily due to the effects of unfavorable loss performance within CAF's portfolio as well as the uncertain macroeconomic environment.
◦The allowance for loan losses as a percentage of ending managed receivables was 3.08% as of August 31, 2023, compared with 2.92% as of August 31, 2022 and 3.02% as of February 28, 2023. The increase in the allowance percentage from February primarily reflects the factors noted above. CAF has continued to tighten its underwriting standards in response to the current environment. As a result, the allowance percentage decreased slightly from 3.11% as of May 31, 2023.

•Loan Origination and Performance
◦The decrease in net loan originations in the second quarter and first six months of fiscal 2024 resulted from a decrease in used unit sales and a decrease in the average amount financed, partially offset by an increase in the net penetration rate.
◦CAF net penetration increased in the second quarter and first six months of fiscal 2024 compared to the prior year periods, primarily reflecting changes in the underlying credit mix of customers applying for financing.
◦The weighted average contract rate increased to 11.1% in both the second quarter and first six months of fiscal 2024, compared with 9.4% and 9.2% in the second quarter and first six months of fiscal 2023, respectively. The increases for both periods were primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the second quarter and first six months of fiscal 2024 reflects an increase in delinquencies as well as our expansion of Tier 2 and Tier 3 originations within CAF's portfolio in the prior year. The increase in delinquencies primarily reflects customer hardship in the current economic environment.

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

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. While we paused our share repurchases during the third quarter of fiscal 2023, we intend to resume repurchases during the third quarter of the current fiscal year. We expect a modest initial pace, or approximately $50 million per quarter, that would be below the average quarterly pace of approximately $150 million prior to our pause and, when annualized, would roughly offset annual dilution. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

We have historically targeted an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the second quarter of fiscal 2024. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first six months of fiscal 2024, net cash used in operating activities totaled $61.1 million, compared with cash provided by operating activities of $479.6 million in the prior year period.

As of August 31, 2023, total inventory was $3.84 billion, representing an increase of $113.1 million compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in the average carrying cost of inventory due to market appreciation at the beginning of the current fiscal year as well as an increase in saleable inventory to meet target levels.

Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $828.6 million in the current year period compared with $804.9 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $647.5 million in the current year period compared with $654.4 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

The change in net cash (used in) provided by operating activities for the first six months of the current fiscal year compared with the prior year period reflected the change in inventory, as discussed above, combined with the prior year decrease in inventory.

Investing Activities. During the first six months of fiscal 2024, net cash used in investing activities totaled $211.8 million compared with $207.3 million in fiscal 2023.  Capital expenditures were $210.2 million in the current year period versus $204.5 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to stores that we open in subsequent fiscal years.

As of August 31, 2023, 158 of our 241 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.

Financing Activities.  During the first six months of fiscal 2024, net cash provided by financing activities totaled $547.0 million compared with net cash used in financing activities of $322.2 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $647.5 million compared with $654.4 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first six months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $105.5 million. During the first six months of fiscal 2023, cash used in financing activities was impacted by net payments on our long-term debt of $644.7 million as well as stock repurchases of $325.2 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,563	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	522,075	522,526
Non-recourse notes payable	Various dates through December 2030	17,007,618	16,360,092
Total debt (3)		$18,929,256	$18,382,111
Cash and cash equivalents		$521,098	$314,758

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. In June 2023, the credit facility was amended to extend the maturity date to June 2028 with no other material changes to the terms of the agreement. The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2023, we were in compliance with these financial covenants.

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

As of August 31, 2023, $12.59 billion and $4.42 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2024, we funded a total of $3.00 billion in asset-backed term funding transactions.  As of August 31, 2023, we had $1.18 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2023, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.45 billion remained available for repurchase. While we previously paused the repurchase of our common stock, we intend to resume share repurchases in the third quarter of the current fiscal year, as mentioned previously. See Note 10 for more information on share repurchase activity.

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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company's repurchase of common stock for the second quarter of fiscal 2024. The table does not include transactions related to employee equity awards or exercise of employee stock options. While we paused our share repurchases during the third quarter of fiscal 2023, we intend to resume repurchases during the third quarter of the current fiscal year. We expect a modest initial pace, or approximately $50 million per quarter, that would be below the average quarterly pace of approximately $150 million prior to our pause and, when annualized, would roughly offset annual dilution.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2023	—	$—	—	$2,451,306,850
July 1 - 31, 2023	—	$—	—	$2,451,306,850
August 1 - 31, 2023	—	$—	—	$2,451,306,850
Total	—		—

Item 6.    Exhibits

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2023, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed June 26, 2023 (File 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 27, 2023, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed on June 28, 2023 (File No. 1-31420), is incorporated by this reference.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

September 29, 2023