Form 10-Q
period 2023-11-30
CARMAX INC
filed 2024-01-05
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 3, 2024
Common Stock, par value $0.50	157,921,209

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2023 and 2022	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2023 and 2022	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2023 and February 28, 2023	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2023 and 2022	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2023 and 2022	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 6.	Exhibits	47

SIGNATURES			48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2023	%(1)	2022	%(1)	2023	%(1)	2022	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,832,077	78.6	$5,204,584	80.0	$16,424,691	78.6	$18,503,159	77.2
Wholesale vehicle sales	1,165,204	19.0	1,152,207	17.7	4,001,542	19.1	4,959,050	20.7
Other sales and revenues	151,257	2.5	149,165	2.3	483,204	2.3	500,171	2.1
NET SALES AND OPERATING REVENUES	6,148,538	100.0	6,505,956	100.0	20,909,437	100.0	23,962,380	100.0
COST OF SALES:
Used vehicle cost of sales	4,434,165	72.1	4,801,790	73.8	15,060,045	72.0	17,041,898	71.1
Wholesale vehicle cost of sales	1,042,303	17.0	1,037,534	15.9	3,574,200	17.1	4,512,053	18.8
Other cost of sales	59,207	1.0	89,944	1.4	148,174	0.7	219,205	0.9
TOTAL COST OF SALES	5,535,675	90.0	5,929,268	91.1	18,782,419	89.8	21,773,156	90.9
GROSS PROFIT	612,863	10.0	576,688	8.9	2,127,018	10.2	2,189,224	9.1
CARMAX AUTO FINANCE INCOME	148,659	2.4	152,196	2.3	421,004	2.0	539,538	2.3
Selling, general and administrative expenses	559,962	9.1	591,727	9.1	1,705,493	8.2	1,914,508	8.0
Depreciation and amortization	60,623	1.0	57,377	0.9	177,859	0.9	170,717	0.7
Interest expense	31,265	0.5	30,150	0.5	93,316	0.4	91,670	0.4
Other income	(886)	—	(363)	—	(4,730)	—	(2,303)	—
Earnings before income taxes	110,558	1.8	49,993	0.8	576,084	2.8	554,170	2.3
Income tax provision	28,555	0.5	12,413	0.2	147,148	0.7	138,420	0.6
NET EARNINGS	$82,003	1.3	$37,580	0.6	$428,936	2.1	$415,750	1.7
WEIGHTED AVERAGE COMMON SHARES:
Basic	158,446		158,003		158,347		159,044
Diluted	158,799		158,536		158,866		160,195
NET EARNINGS PER SHARE:
Basic	$0.52		$0.24		$2.71		$2.61
Diluted	$0.52		$0.24		$2.70		$2.60

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2023	2022	2023	2022
NET EARNINGS	$82,003	$37,580	$428,936	$415,750
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	98	482	294	1,444
Net change in cash flow hedge unrecognized gains	(18,028)	24,939	(37,496)	102,398
Other comprehensive (loss) income, net of taxes	(17,930)	25,421	(37,202)	103,842
TOTAL COMPREHENSIVE INCOME	$64,073	$63,001	$391,734	$519,592

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$605,375	$314,758
Restricted cash from collections on auto loans receivable	483,570	470,889
Accounts receivable, net	212,406	298,783
Inventory	3,638,946	3,726,142
Other current assets	169,653	230,795
TOTAL CURRENT ASSETS	5,109,950	5,041,367
Auto loans receivable, net of allowance for loan losses of $511,924 and $507,201 as of November 30, 2023 and February 28, 2023, respectively	17,081,891	16,341,791
Property and equipment, net of accumulated depreciation of $1,782,087 and $1,614,924 as of November 30, 2023 and February 28, 2023, respectively	3,623,697	3,430,914
Deferred income taxes	121,219	80,740
Operating lease assets	533,387	545,677
Goodwill	141,258	141,258
Other assets	561,848	600,989
TOTAL ASSETS	$27,173,250	$26,182,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$762,594	$826,592
Accrued expenses and other current liabilities	494,365	478,964
Accrued income taxes	10,581	—
Current portion of operating lease liabilities	56,410	53,287
Current portion of long-term debt	312,744	111,859
Current portion of non-recourse notes payable	446,544	467,609
TOTAL CURRENT LIABILITIES	2,083,238	1,938,311
Long-term debt, excluding current portion	1,605,638	1,909,361
Non-recourse notes payable, excluding current portion	16,558,053	15,865,776
Operating lease liabilities, excluding current portion	509,141	523,828
Other liabilities	372,815	332,383
TOTAL LIABILITIES	21,128,885	20,569,659

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 158,021,407 and 158,079,033 shares issued and outstanding as of November 30, 2023 and February 28, 2023, respectively	79,011	79,040
Capital in excess of par value	1,786,924	1,713,074
Accumulated other comprehensive income	60,667	97,869
Retained earnings	4,117,763	3,723,094
TOTAL SHAREHOLDERS’ EQUITY	6,044,365	5,613,077
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,173,250	$26,182,736

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net earnings	$428,936	$415,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	193,528	202,655
Share-based compensation expense	90,479	64,974
Provision for loan losses	238,952	218,967
Provision for cancellation reserves	62,587	79,924
Deferred income tax benefit	(28,290)	(2,178)
Other	8,534	8,879
Net decrease (increase) in:
Accounts receivable, net	86,377	314,190
Inventory	87,196	1,709,632
Other current assets	91,793	149,777
Auto loans receivable, net	(979,052)	(1,170,098)
Other assets	(8,775)	(43,502)
Net decrease in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(60,365)	(195,154)
Other liabilities	(62,921)	(91,739)
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,979	1,662,077
INVESTING ACTIVITIES:
Capital expenditures	(355,442)	(319,486)
Proceeds from disposal of property and equipment	1,299	3,806
Purchases of investments	(4,641)	(6,460)
Sales and returns of investments	1,562	3,486
NET CASH USED IN INVESTING ACTIVITIES	(357,222)	(318,654)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	134,600	2,863,500
Payments on long-term debt	(242,989)	(4,116,775)
Cash paid for debt issuance costs	(15,576)	(13,987)
Payments on finance lease obligations	(12,177)	(10,056)
Issuances of non-recourse notes payable	9,099,929	11,351,696
Payments on non-recourse notes payable	(8,430,615)	(10,581,076)
Repurchase and retirement of common stock	(44,287)	(333,814)
Equity issuances	28,430	13,504
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	517,315	(827,008)
Increase in cash, cash equivalents, and restricted cash	309,072	516,415
Cash, cash equivalents, and restricted cash at beginning of year	951,004	803,618
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,260,076	$1,320,033

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$605,375	$688,618
Restricted cash from collections on auto loans receivable	483,570	466,525
Restricted cash included in other assets	171,131	164,890
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,260,076	$1,320,033

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2023
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	228,298	—	228,298
Other comprehensive loss	—	—	—	—	(36,539)	(36,539)
Share-based compensation expense	—	—	21,274	—	—	21,274
Exercise of common stock options	18	9	979	—	—	988
Stock incentive plans, net shares issued	112	56	(3,986)	—	—	(3,930)
Balance as of May 31, 2023	158,209	$79,105	$1,731,341	$3,951,392	$61,330	$5,823,168
Net earnings	—	—	—	118,635	—	118,635
Other comprehensive income	—	—	—	—	17,267	17,267
Share-based compensation expense	—	—	20,256	—	—	20,256
Exercise of common stock options	446	223	26,323	—	—	26,546
Stock incentive plans, net shares issued	1	—	(213)	—	—	(213)
Balance as of August 31, 2023	158,656	$79,328	$1,777,707	$4,070,027	$78,597	$6,005,659
Net earnings	—	—	—	82,003	—	82,003
Other comprehensive loss	—	—	—	—	(17,930)	(17,930)
Share-based compensation expense	—	—	15,728	—	—	15,728
Repurchases of common stock	(649)	(324)	(7,312)	(34,267)	—	(41,903)
Exercise of common stock options	12	6	890	—	—	896
Stock incentive plans, net shares issued	2	1	(89)	—	—	(88)
Balance as of November 30, 2023	158,021	$79,011	$1,786,924	$4,117,763	$60,667	$6,044,365

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

Recent Accounting Pronouncements.
Effective in Future Periods
In October 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued an accounting pronouncement (ASU 2023-07) related to the disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We plan to adopt this pronouncement beginning with our fiscal year ended February 28, 2025, and we do not expect it to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2025, and we do not expect it to have a material effect on our consolidated financial statements.

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

Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2023	2022	2023	2022
Used vehicle sales	$4,832.1	$5,204.6	$16,424.7	$18,503.2
Wholesale vehicle sales	1,165.2	1,152.2	4,001.5	4,959.1
Other sales and revenues:
Extended protection plan revenues	90.8	91.8	303.8	318.1
Third-party finance (fees)/income, net	(1.2)	1.0	(2.4)	7.1
Advertising & subscription revenues (1)	36.7	33.3	101.6	101.9
Service revenues	20.3	19.6	63.8	60.8
Other	4.7	3.5	16.4	12.3
Total other sales and revenues	151.3	149.2	483.2	500.2
Total net sales and operating revenues	$6,148.5	$6,506.0	$20,909.4	$23,962.4

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of November 30, 2023 and February 28, 2023, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.

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

Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2023	% (1)	2022	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$426.9	9.8	$365.4	8.8	$1,244.3	9.6	$1,069.3	8.8
Interest expense	(170.2)	(3.9)	(88.8)	(2.1)	(464.8)	(3.6)	(200.1)	(1.6)
Total interest margin	256.7	5.9	276.6	6.7	779.5	6.0	869.2	7.2
Provision for loan losses	(68.3)	(1.6)	(85.7)	(2.1)	(239.0)	(1.8)	(219.0)	(1.8)
Total interest margin after provision for loan losses	188.4	4.3	190.9	4.6	540.5	4.2	650.2	5.4
Direct expenses:
Payroll and fringe benefit expense	(16.2)	(0.4)	(16.1)	(0.4)	(49.6)	(0.4)	(46.7)	(0.4)
Depreciation and amortization	(4.1)	(0.1)	(4.0)	(0.1)	(12.3)	(0.1)	(11.6)	(0.1)
Other direct expenses	(19.4)	(0.4)	(18.7)	(0.5)	(57.6)	(0.4)	(52.4)	(0.4)
Total direct expenses	(39.7)	(0.9)	(38.8)	(0.9)	(119.5)	(0.9)	(110.7)	(0.9)
CarMax Auto Finance income	$148.7	3.4	$152.2	3.7	$421.0	3.2	$539.5	4.4

Total average managed receivables	$17,508.9		$16,540.2		$17,276.0		$16,177.8

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable

Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.03 billion as of November 30, 2023, and $16.36 billion as of February 28, 2023. See Note 9 for additional information on securitizations and non-recourse notes payable.

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

Auto Loans Receivable, Net

	As of November 30	As of February 28
(In millions)	2023	2023
Asset-backed term funding	$12,053.2	$12,242.8
Warehouse facilities	4,529.6	3,649.9
Overcollateralization (1)	783.4	739.9
Other managed receivables (2)	138.9	135.3
Total ending managed receivables	17,505.1	16,767.9
Accrued interest and fees	97.9	78.0
Other	(9.2)	3.1
Less: allowance for loan losses	(511.9)	(507.2)
Auto loans receivable, net	$17,081.9	$16,341.8

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

Ending Managed Receivables by Major Credit Grade

	As of November 30, 2023
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$3,217.4	$2,922.2	$1,842.0	$725.5	$355.1	$69.4	$9,131.6	52.2
B	1,980.5	1,899.8	1,359.4	564.5	289.1	95.0	6,188.3	35.4
C and other	281.6	552.1	447.9	219.6	104.8	38.3	1,644.3	9.3
Total core managed receivables	5,479.5	5,374.1	3,649.3	1,509.6	749.0	202.7	16,964.2	96.9
Other managed receivables (4):
C and other	225.0	197.6	80.7	10.5	14.2	12.9	540.9	3.1
Total ending managed receivables	$5,704.5	$5,571.7	$3,730.0	$1,520.1	$763.2	$215.6	$17,505.1	100.0

Gross charge-offs	$26.1	$188.8	$120.2	$36.9	$18.3	$11.4	$401.7

	As of February 28, 2023
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,890.9	$2,555.3	$1,112.0	$677.1	$218.3	$36.3	$8,489.9	50.6
B	2,497.5	1,839.9	816.2	488.9	215.1	56.0	5,913.6	35.3
C and other	732.7	609.5	314.5	169.3	74.1	25.6	1,925.7	11.5
Total core managed receivables	7,121.1	5,004.7	2,242.7	1,335.3	507.5	117.9	16,329.2	97.4
Other managed receivables (4):
C and other	272.0	112.5	15.0	21.1	13.2	4.9	438.7	2.6
Total ending managed receivables	$7,393.1	$5,117.2	$2,257.7	$1,356.4	$520.7	$122.8	$16,767.9	100.0

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF's Tier 1 originations.
(4)     Represents CAF's Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at November 30, 2023 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.

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

Allowance for Loan Losses

	Three Months Ended November 30, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$433.0	$105.0	$538.0	3.08
Charge-offs	(125.1)	(23.6)	(148.7)
Recoveries (2)	47.2	7.1	54.3
Provision for loan losses	57.3	11.0	68.3
Balance as of end of period	$412.4	$99.5	$511.9	2.92

	Three Months Ended November 30, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$396.1	$81.4	$477.5	2.92
Charge-offs	(96.3)	(16.3)	(112.6)
Recoveries (2)	35.7	4.7	40.4
Provision for loan losses	60.9	24.8	85.7
Balance as of end of period	$396.4	$94.6	$491.0	2.95

	Nine Months Ended November 30, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(336.9)	(64.8)	(401.7)
Recoveries (2)	146.2	21.2	167.4
Provision for loan losses	201.6	37.4	239.0
Balance as of end of period	$412.4	$99.5	$511.9	2.92

	Nine Months Ended November 30, 2022
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$377.5	$55.5	$433.0	2.77
Charge-offs	(241.9)	(35.0)	(276.9)
Recoveries (2)	104.7	11.2	115.9
Provision for loan losses	156.1	62.9	219.0
Balance as of end of period	$396.4	$94.6	$491.0	2.95

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first nine months of fiscal 2024, the allowance for loan losses as a percent of total ending managed receivables decreased by 10 basis points. The decrease was primarily driven by the impact of our tightened underwriting standards in response to the current environment, partially offset by unfavorable loss performance as well as our continued investment in the Tier 2 business. The increase in net charge-offs primarily reflects continued customer hardship in the current economic environment. The allowance for loan losses as of November 30, 2023 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.

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

Past Due Receivables

	As of November 30, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,079.3	$5,715.6	$1,294.5	$16,089.4	$398.3	$16,487.7	94.19
Delinquent loans:
31-60 days past due	31.6	270.6	178.1	480.3	68.1	548.4	3.13
61-90 days past due	15.5	165.0	144.2	324.7	62.3	387.0	2.21
Greater than 90 days past due	5.2	37.1	27.5	69.8	12.2	82.0	0.47
Total past due	52.3	472.7	349.8	874.8	142.6	1,017.4	5.81
Total ending managed receivables	$9,131.6	$6,188.3	$1,644.3	$16,964.2	$540.9	$17,505.1	100.00

	As of February 28, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,450.3	$5,540.2	$1,612.3	$15,602.8	$327.6	$15,930.4	95.00
Delinquent loans:
31-60 days past due	25.1	225.7	175.4	426.2	60.6	486.8	2.90
61-90 days past due	10.6	120.0	114.5	245.1	42.1	287.2	1.71
Greater than 90 days past due	3.9	27.7	23.5	55.1	8.4	63.5	0.39
Total past due	39.6	373.4	313.4	726.4	111.1	837.5	5.00
Total ending managed receivables	$8,489.9	$5,913.6	$1,925.7	$16,329.2	$438.7	$16,767.9	100.00

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

For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $52.1 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and nine months ended November 30, 2023, we recognized expense of $6.1 million and $16.6 million, respectively, in CAF income representing these changes in fair value.

As of November 30, 2023 and February 28, 2023, we had interest rate swaps outstanding with a combined notional amount of $5.00 billion and $4.49 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30,

2023 and February 28, 2023, we had interest rate swaps with a combined notional amount of $0.90 billion and $1.14 billion, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.

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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,194,255	$—	$1,194,255
Mutual fund investments	22,809	—	22,809
Derivative instruments designated as hedges	—	59,137	59,137
Derivative instruments not designated as hedges	—	17,246	17,246
Total assets at fair value	$1,217,064	$76,383	$1,293,447

Percent of total assets at fair value	94.1%	5.9%	100.0%
Percent of total assets	4.5%	0.3%	4.8%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,208)	$(6,208)
Total liabilities at fair value	$—	$(6,208)	$(6,208)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$865,943	$—	$865,943
Mutual fund investments	22,671	—	22,671
Derivative instruments designated as hedges	—	97,328	97,328
Derivative instruments not designated as hedges	—	33,870	33,870
Total assets at fair value	$888,614	$131,198	$1,019,812

Percent of total assets at fair value	87.1%	12.9%	100.0%
Percent of total assets	3.4%	0.5%	3.9%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2023 and February 28, 2023, respectively, are as follows:

(In thousands)	As of November 30, 2023	As of February 28, 2023
Carrying value	$400,000	$500,000
Fair value	$376,076	$473,749

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

Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2023	2022	2023	2022
Balance as of beginning of period	$136.6	$148.8	$139.2	$144.7
Cancellations	(22.4)	(25.2)	(70.2)	(80.3)
Provision for future cancellations	17.4	20.7	62.6	79.9
Balance as of end of period	$131.6	$144.3	$131.6	$144.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2023 and February 28, 2023, the current portion of cancellation reserves was $68.0 million and $76.1 million, respectively.

8. Income Taxes

We had $31.1 million of gross unrecognized tax benefits as of November 30, 2023, and $27.1 million as of February 28, 2023.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2023.

9. Debt

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,598	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	519,396	522,526
Non-recourse notes payable	Various dates through December 2030	17,029,405	16,360,092
Total debt		18,948,399	18,382,111
Less: current portion		(759,288)	(579,468)
Less: unamortized debt issuance costs		(25,420)	(27,506)
Long-term debt, net		$18,163,691	$17,775,137

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of November 30, 2023, the unused capacity of $2.00 billion was fully available to us.

Term Loans. Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 6.32% as of November 30, 2023. The $300 million term loan matures in June 2024 and was therefore classified as current. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes. The 3.86% senior notes matured during the first quarter of fiscal 2024. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of November 30, 2023, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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

Information on our funding vehicles of non-recourse notes payable as of November 30, 2023 are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2023 expiration	$0.50
February 2024 expiration	2.80
August 2024 expiration	2.30
Combined warehouse facility limit	$5.60
Unused capacity	$1.07

Non-recourse notes payable outstanding:
Warehouse facilities	$4.53
Asset-backed term funding transactions	12.50
Non-recourse notes payable	$17.03

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In December 2023, the $0.50 billion facility was extended with an expiration date of January 2024, which we expect to renew for an annual term in January 2024. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.

See Note 4 for additional information on the related auto loans receivable.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2023 and 2022, we capitalized interest of $4.6 million and $3.6 million, respectively.

Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of November 30, 2023, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.

10. Stock and Stock-Based Incentive Plans

(A)Share Repurchase Program
During the third quarter of fiscal 2024, we resumed our share repurchase program after having paused it during the third quarter of fiscal year 2023. As of November 30, 2023, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.41 billion remained available for repurchase.

Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2023	2022	2023	2022
Number of shares repurchased (in thousands)	648.5	30.0	648.5	3,403.9
Average cost per share	$64.60	$87.70	$64.60	$94.95
Available for repurchase, as of end of period (in millions)	$2,409.4	$2,451.3	$2,409.4	$2,451.3

(B)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2023	2022	2023	2022
Cost of sales	$692	$333	$3,277	$1,474
CarMax Auto Finance income	1,016	981	2,663	1,394
Selling, general and administrative expenses	19,918	17,213	86,516	63,983
Share-based compensation expense, before income taxes	$21,626	$18,527	$92,456	$66,851

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2023	2022	2023	2022
Nonqualified stock options	$12,334	$8,968	$40,061	$29,648
Cash-settled restricted stock units (RSUs)	5,306	5,167	33,221	15,521
Stock-settled market stock units (MSUs)	3,531	3,358	13,639	12,234
Other share-based incentives:
Stock-settled performance stock units (PSUs)	(137)	209	1,401	5,150
Restricted stock (RSAs)	—	262	307	571
Stock-settled deferred stock units (DSUs)	—	—	1,850	1,850
Employee stock purchase plan	592	563	1,977	1,877
Total other share-based incentives	$455	$1,034	$5,535	$9,448
Share-based compensation expense, before income taxes	$21,626	$18,527	$92,456	$66,851

(C)Stock Incentive Plan Information

Share/Unit Activity

	Nine Months Ended November 30, 2023
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2023	6,776	404	130	1,004
Granted	1,549	186	76	914
Exercised or vested and converted	(476)	(187)	(11)	(489)
Cancelled	(175)	(19)	—	(96)
Outstanding as of November 30, 2023	7,674	384	195	1,333

Weighted average grant date fair value per share/unit:

Granted	$29.10	$99.81	$74.31	$70.68
Ending outstanding	$26.90	$123.67	$88.70	$81.34

	As of November 30, 2023
Unrecognized compensation (in millions)	$54.2	$19.6	$0.8

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2023	2022	2023	2022
Net earnings	$82,003	$37,580	$428,936	$415,750

Weighted average common shares outstanding	158,446	158,003	158,347	159,044
Dilutive potential common shares:
Stock options	156	268	301	857
Stock-settled stock units and awards	197	265	218	294
Weighted average common shares and dilutive potential common shares	158,799	158,536	158,866	160,195

Basic net earnings per share	$0.52	$0.24	$2.71	$2.61
Diluted net earnings per share	$0.52	$0.24	$2.70	$2.60

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2023 and 2022, options to purchase 6,263,513 shares and 4,934,554 shares of common stock, respectively, were not included. For the nine months ended November 30, 2023 and 2022, options to purchase 5,732,651 shares and 1,917,727 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 28, 2023	$(44,590)	$142,459	$97,869
Other comprehensive loss before reclassifications	—	(8,623)	(8,623)
Amounts reclassified from accumulated other comprehensive income	294	(28,873)	(28,579)
Other comprehensive income (loss)	294	(37,496)	(37,202)
Balance as of November 30, 2023	$(44,296)	$104,963	$60,667

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2023	2022	2023	2022
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$58	$272	$174	$810
CarMax Auto Finance income	4	19	11	51
Selling, general and administrative expenses	67	346	202	1,048
Total amortization reclassifications recognized in net pension expense	129	637	387	1,909
Tax expense	(31)	(155)	(93)	(465)
Amortization reclassifications recognized in net pension expense, net of tax	98	482	294	1,444
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	98	482	294	1,444

Cash Flow Hedges (Note 5):
Changes in fair value	(10,594)	42,521	(11,599)	152,731
Tax benefit (expense)	2,640	(10,919)	2,976	(39,221)
Changes in fair value, net of tax	(7,954)	31,602	(8,623)	113,510
Reclassifications to CarMax Auto Finance income	(13,321)	(8,965)	(38,180)	(14,951)
Tax benefit	3,247	2,302	9,307	3,839
Reclassification of hedge gains, net of tax	(10,074)	(6,663)	(28,873)	(11,112)
Net change in cash flow hedge unrecognized gains, net of tax	(18,028)	24,939	(37,496)	102,398
Total other comprehensive (loss) income, net of tax	$(17,930)	$25,421	$(37,202)	$103,842

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income. The cumulative balances are net of deferred taxes of $20.4 million as of November 30, 2023 and $32.6 million as of February 28, 2023.

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

The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2023	2022	2023	2022
Operating lease cost (1)	$22,772	$22,450	$66,958	$68,381
Finance lease cost:
Depreciation of lease assets	5,266	4,178	14,708	11,701
Interest on lease liabilities	6,610	5,728	19,112	16,129
Total finance lease cost	11,876	9,906	33,820	27,830
Total lease cost	$34,648	$32,356	$100,778	$96,211

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 28
(In thousands)	Classification	2023	2023
Assets:
Operating lease assets	Operating lease assets	$533,387	$545,677
Finance lease assets	Property and equipment, net (1)	179,381	145,372
Total lease assets		$712,768	$691,049
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$56,410	$53,287
Finance leases	Accrued expenses and other current liabilities	20,452	18,788
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	509,141	523,828
Finance leases	Other liabilities	202,024	165,135
Total lease liabilities		$788,027	$761,038

(1)    Finance lease assets are recorded net of accumulated depreciation of $53.1 million as of November 30, 2023 and $46.7 million as of February 28, 2023.

Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 28
Lease Term and Discount Rate	2023	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	16.09	16.35
Finance leases	11.56	10.84

Weighted Average Discount Rate
Operating leases	5.02%	4.91%
Finance leases	17.17%	19.34%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,352	$67,675
Operating cash flows from finance leases	$18,387	$12,747
Financing cash flows from finance leases	$12,177	$10,056

Lease assets obtained in exchange for lease obligations:
Operating leases	$29,080	$29,027
Finance leases	$50,085	$31,344

Maturities of lease liabilities were as follows:

	As of November 30, 2023
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2024, remaining	$20,661	$10,886
Fiscal 2025	82,816	45,606
Fiscal 2026	77,454	47,365
Fiscal 2027	71,099	43,554
Fiscal 2028	66,952	36,691
Thereafter	561,850	258,658
Total lease payments	880,832	442,760
Less: interest	(315,281)	(220,284)
Present value of lease liabilities	$565,551	$222,476
(1)    Lease payments exclude $5.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2023	2022
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(17,419)	$3,123
Increase in financing obligations	$4,527	$—

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

The California Supreme Court held in Adolph v. Uber that an employee who signs an arbitration agreement, as Bendure has, may still pursue a representative PAGA action in court if the employee is successful in his individual PAGA action in arbitration. In light of this decision, Bendure filed a demand on October 16, 2023 for an individual arbitration.

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

As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $25.4 million as of November 30, 2023, and $27.1 million as of February 28, 2023, and is included in accrued expenses and other current liabilities.

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

Segment Information

	Three Months Ended November 30, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$6,111,839	$36,699	$—	$6,148,538
Intersegment sales and operating revenues	—	8,100	(8,100)	—
Total sales and operating revenues	$6,111,839	$44,799	$(8,100)	$6,148,538
Depreciation and amortization (1)	$393	$5,097	$—	$5,490
Gross profit	$586,332	$27,710	$(1,179)	$612,863
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				148,659
Selling, general and administrative expenses				(559,962)
Depreciation and amortization (2)				(60,623)
Interest expense				(31,265)
Other income (expense)				886
Earnings before income taxes				$110,558

	Three Months Ended November 30, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$6,472,702	$33,254	$—	$6,505,956
Intersegment sales and operating revenues	—	5,549	(5,549)	—
Total sales and operating revenues	$6,472,702	$38,803	$(5,549)	$6,505,956
Depreciation and amortization (1)	$404	$3,735	$—	$4,139
Gross profit	$554,057	$23,780	$(1,149)	$576,688
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				152,196
Selling, general and administrative expenses				(591,727)
Depreciation and amortization (2)				(57,377)
Interest expense				(30,150)
Other income (expense)				363
Earnings before income taxes				$49,993

	Nine Months Ended November 30, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$20,807,858	$101,579	$—	$20,909,437
Intersegment sales and operating revenues	—	26,165	(26,165)	—
Total sales and operating revenues	$20,807,858	$127,744	$(26,165)	$20,909,437
Depreciation and amortization (1)	$1,239	$14,236	$—	$15,475
Gross profit	$2,053,228	$77,269	$(3,479)	$2,127,018
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				421,004
Selling, general and administrative expenses				(1,705,493)
Depreciation and amortization (2)				(177,859)
Interest expense				(93,316)
Other income (expense)				4,730
Earnings before income taxes				$576,084

	Nine Months Ended November 30, 2022
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$23,860,462	$101,918	$—	$23,962,380
Intersegment sales and operating revenues	—	20,219	(20,219)	—
Total sales and operating revenues	$23,860,462	$122,137	$(20,219)	$23,962,380
Depreciation and amortization (1)	$1,092	$10,199	$—	$11,291
Gross profit	$2,115,631	$77,869	$(4,276)	$2,189,224
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				539,538
Selling, general and administrative expenses				(1,914,508)
Depreciation and amortization (2)				(170,717)
Interest expense				(91,670)
Other income (expense)				2,303
Earnings before income taxes				$554,170

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

As of November 30, 2023, we operated 241 used car stores in 109 U.S. television markets.

CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.1% of our retail used vehicle unit sales in the first nine months of fiscal 2024.  As of November 30, 2023, CAF serviced approximately 1.1 million customer accounts in its $17.51 billion portfolio of managed receivables.

Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for the first nine months of fiscal 2024 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2024 as compared to the third quarter and first nine months of fiscal 2023 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2023	Change from Three Months Ended November 30, 2022	Nine Months Ended November 30, 2023	Change from Nine Months Ended November 30, 2022
Income statement information
Net sales and operating revenues	$6,148.5	(5.5)%	$20,909.4	(12.7)%
Gross profit	$612.9	6.3%	$2,127.0	(2.8)%
CAF income	$148.7	(2.3)%	$421.0	(22.0)%
Selling, general and administrative expenses	$560.0	(5.4)%	$1,705.5	(10.9)%
Net earnings	$82.0	118.2%	$428.9	3.2%
Unit sales information
Used unit sales	174,766	(2.9)%	593,515	(7.0)%
Change in used unit sales in comparable stores	(4.1)%	N/A	(8.5)%	N/A
Wholesale unit sales	127,900	7.7%	430,785	(7.3)%
Per unit information
Used gross profit per unit	$2,277	1.8%	$2,299	0.3%
Wholesale gross profit per unit	$961	(0.5)%	$992	3.1%
SG&A as a % of gross profit	91.4%	(11.2)%	80.2%	(7.3)%
Per share information
Net earnings per diluted share	$0.52	116.7%	$2.70	3.8%
Online sales metrics
Online retail sales (2)	14%	2%	14%	3%
Omni sales (3)	55%	3%	55%	2%
Revenue from online transactions (4)	31%	3%	31%	1%
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

Net earnings per diluted share during the first nine months of fiscal 2024 included a benefit of $0.32 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources.  In addition to funding our operations, this liquidity has been used to fund the repurchase of common stock under our share repurchase program and our location growth.

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through an integrated combination of online and in-store experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used car industry will increasingly prefer to have the ability to progress digitally. Approximately 70% of our customers leveraged some or all of our digital capabilities to complete their transactions during the current fiscal year, compared to approximately 40% when we completed our initial omni-channel roll-out at the end of fiscal 2020.

Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term. Some of the direct benefits that we believe omni-channel has delivered to our business include:

•Omni-channel is driving incremental retail customers to CarMax. Customers who complete an online transaction are 10% more likely to be first-time customers compared with our omni-channel and in-store customers. Online customers are also typically younger, which creates the opportunity to participate in more of their lifetime purchase cycles.
•The annual growth rate for market share in our oldest 15 markets, for which we have not opened new stores since calendar year 2013, doubled in calendar year 2019 compared to the average annual growth rate for the previous five years, and the average annual growth rate for these markets has exceeded their average rate from prior to the omni-channel roll-out through calendar year 2022.
•Instant offer, our online consumer-facing appraisal tool, is significantly driving our vehicle purchases and wholesale sales. We doubled our buys from consumers in the year we launched the online instant offer program, which has enabled us to maintain self-sufficiency over 70%. Additionally, our wholesale volume increased approximately 65% and has remained well above the levels from prior to launching the tool.
•Our omni-channel products are supporting double-digit web traffic growth. Over 80% of our customers use our online finance based shopping tool as they begin the credit process, which has become our number one lead source.
•We continue to show sequential year-over-year improvement in key selling cost efficiency metrics for our omni-channel overhead model. With a more fixed cost structure, we expect to lever more strongly as demand increases.

We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience.

We purchased approximately 250,000 vehicles from consumers and dealers during the third quarter of fiscal 2024, up 5.1% from the prior year quarter. Approximately 22,000 of these vehicles were purchased through dealers, up 61.7% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. We recently launched an appraisal tool for dealer websites that makes instant offers based on our algorithms, which are redeemable via MaxOffer.

Our SG&A expenses in the first nine months of fiscal 2024 decreased from the prior year period, even when excluding the benefits of this year's legal settlements. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. We are on track to outperform the target we set at the beginning of the fiscal year of requiring low single digit gross profit growth to lever SG&A for the full fiscal year, even when excluding the benefits of this year's legal settlements.

Other steps we have taken to support our business for both the short- and long-term include focusing on production efficiencies to align saleable inventory to sales, raising CAF's consumer rates while growing CAF's penetration, tightening CAF's underwriting standards and slowing our planned store growth to provide more capital flexibility. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year.

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

In calendar 2022, we estimate we sold approximately 4.0% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2021. We estimate we sold approximately 4.8% of the age 0- to 10-year old vehicles sold in the current comparable store markets in which we operate in calendar 2022, consistent with calendar 2021. External title data shows that our market share for the first ten months of calendar 2023 improved compared to our market share for the second half of calendar 2022. Further, market share for the month of October 2023, the latest period for which title data is available, improved year-over-year for the first time this calendar year. Our strategy to continue to increase our market share includes focusing on:

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
•Becoming the leading retailer of used electric vehicles (“EV”) in the market. In support of this goal, Edmunds has launched several research and buying tools, which include providing data on the health and range of EV batteries as well as an evaluation of potential federal and state tax credits and incentives. This will support our business and help CarMax be part of the solution to reduce emissions.

As of November 30, 2023, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2024, we opened one store, and during the remainder of the fiscal year we plan to open an additional four stores and our first stand-alone reconditioning center in the Atlanta metro market.

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

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2023	2022	Change	2023	2022	Change
Used vehicle sales	$4,832.1	$5,204.6	(7.2)%	$16,424.7	$18,503.2	(11.2)%
Wholesale vehicle sales	1,165.2	1,152.2	1.1%	4,001.5	4,959.1	(19.3)%
Other sales and revenues:
Extended protection plan revenues	90.8	91.8	(1.0)%	303.8	318.1	(4.5)%
Third-party finance (fees)/income, net	(1.2)	1.0	(227.5)%	(2.4)	7.1	(133.7)%
Advertising & subscription revenues (1)	36.7	33.3	10.4%	101.6	101.9	(0.3)%
Other	25.0	23.1	7.8%	80.2	73.1	9.8%
Total other sales and revenues	151.3	149.2	1.4%	483.2	500.2	(3.4)%
Total net sales and operating revenues	$6,148.5	$6,506.0	(5.5)%	$20,909.4	$23,962.4	(12.7)%

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 16 for further details.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2023	2022	Change	2023	2022	Change
Used vehicles	174,766	180,050	(2.9)%	593,515	637,939	(7.0)%
Wholesale vehicles	127,900	118,757	7.7%	430,785	464,741	(7.3)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2023	2022	Change	2023	2022	Change
Used vehicles	$27,228	$28,530	(4.6)%	$27,331	$28,692	(4.7)%
Wholesale vehicles	$8,674	$9,294	(6.7)%	$8,887	$10,280	(13.6)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2023	2022	2023	2022
Used vehicle units	(4.1)%	(22.4)%	(8.5)%	(14.3)%
Used vehicle revenues	(8.3)%	(21.0)%	(12.7)%	(3.2)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2023	2022	2023	2022
Used vehicle units	(2.9)%	(20.8)%	(7.0)%	(12.6)%
Used vehicle revenues	(7.2)%	(19.1)%	(11.2)%	(1.0)%

Wholesale vehicle units	7.7%	(36.7)%	(7.3)%	(16.6)%
Wholesale vehicle revenues	1.1%	(40.1)%	(19.3)%	(0.8)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2023	2022	2023	2022
CAF (2)	46.5%	47.3%	46.1%	44.9%
Tier 2 (3)	18.0%	20.5%	18.9%	22.6%
Tier 3 (4)	6.9%	6.1%	6.7%	6.4%
Other (5)	28.6%	26.1%	28.3%	26.1%
Total	100.0%	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 2% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2023	2022	2023	2022
Used car stores, beginning of period	241	234	240	230
Store openings	—	1	1	5
Used car stores, end of period	241	235	241	235

During the first nine months of fiscal 2024, we opened one store in an existing television market (Winchester, VA).

Used Vehicle Sales.  The 7.2% decrease in used vehicle revenues in the third quarter of fiscal 2024 was primarily driven by a 4.6% decrease in average retail selling price, or approximately $1,300, and a 2.9% decrease in used unit sales. The decrease in used units included a 4.1% decrease in comparable store used unit sales. For the first nine months of fiscal 2024, used vehicle revenues decreased 11.2%, driven by a 7.0% decrease in used unit sales and a 4.7% decrease in average selling price, or approximately $1,400. The decrease in used units included an 8.5% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 14% of used unit sales for both the third quarter and first nine months of fiscal 2024, compared with 12% and 11% for the third quarter and first nine months of fiscal 2023, respectively.

During the first nine months of fiscal 2024, we believe persistent vehicle affordability challenges continued to impact our unit sales performance, as headwinds remained due to widespread inflationary pressures, higher interest rates, tightened lending standards and prolonged low consumer confidence. Comparable used unit sales for December 2023 were similar to our third quarter results.

The decrease in average retail selling price in the third quarter of fiscal 2024 reflected lower vehicle acquisition costs. The decrease in average retail selling price in the first nine months of fiscal 2024 reflected lower vehicle acquisition costs as well as shifts in the mix of our sales by vehicle age.

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

The 1.1% increase in wholesale vehicle revenues in the third quarter of fiscal 2024 was primarily due to a 7.7% increase in unit sales, partially offset by a decrease in average selling price of 6.7%, or approximately $600. For the first nine months of fiscal 2024, wholesale vehicle revenues decreased 19.3%, driven by a decrease in average selling price of 13.6%, or approximately $1,400, and a 7.3% decrease in unit sales.

The decrease in average selling price during the third quarter of fiscal 2024 was primarily due to shifts in the mix of our sales by vehicle age as well as decreased acquisition costs resulting from steep market depreciation, partially offset by shifts in the mix of our sales by vehicle class. The decrease in average selling price during the first nine months of fiscal 2024 was primarily due to shifts in the mix of our sales by vehicle age as well as decreased acquisition costs resulting from steep market depreciation.

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

Other sales and revenues increased 1.4% in the third quarter of fiscal 2024. Other sales and revenues decreased 3.4% in the first nine months of fiscal 2024, reflecting a decline in EPP revenue and a decrease in net third-party finance (fees)/income. EPP revenues decreased 4.5%, largely reflecting the decline in our retail unit sales, partially offset by a favorable year-over-year return reserve adjustment. Net third-party finance (fees)/income declined as a result of lower Tier 2 volume, for which we generally receive a fee.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.

GROSS PROFIT

	Three Months Ended November 30 (1)			Nine Months Ended November 30 (1)
(In millions)	2023	2022	Change	2023	2022	Change
Used vehicle gross profit	$397.9	$402.8	(1.2)%	$1,364.6	$1,461.3	(6.6)%
Wholesale vehicle gross profit	122.9	114.7	7.2%	427.3	447.0	(4.4)%
Other gross profit	92.1	59.2	55.4%	335.1	280.9	19.2%
Total	$612.9	$576.7	6.3%	$2,127.0	$2,189.2	(2.8)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended November 30 (1)				Nine Months Ended November 30 (1)
	2023		2022		2023		2022
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,277	8.2	$2,237	7.7	$2,299	8.3	$2,291	7.9
Wholesale vehicle gross profit	$961	10.5	$966	10.0	$992	10.7	$962	9.0
Other gross profit	$527	60.9	$329	39.7	$564	69.3	$440	56.2

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

Used vehicle gross profit decreased 1.2% in the third quarter of fiscal 2024, driven primarily by the 2.9% decrease in total used unit sales. Used vehicle gross profit decreased 6.6% in the first nine months of fiscal 2024, driven by the 7.0% decrease in total used unit sales. Used vehicle gross profit per unit for both the third quarter and first nine months of fiscal 2024 was relatively consistent with the comparable prior year periods. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability. We expect used vehicle gross profit per unit in the fourth quarter of fiscal 2024 to be lower than the prior year record fourth quarter. We expect used vehicle gross profit per unit for the full year fiscal 2024 to be in line with the prior year.

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

Wholesale vehicle gross profit increased 7.2% in the third quarter of fiscal 2024, primarily driven by a 7.7% increase in wholesale unit sales. Wholesale vehicle gross profit decreased 4.4% in the first nine months of fiscal 2024, primarily driven by a 7.3% decrease in wholesale unit sales, partially offset by a $30 increase in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit per unit for the third quarter of fiscal 2024 was in line with the prior year period. We expect wholesale vehicle gross profit per unit in the fourth quarter of fiscal 2024 to be in line with the results for the first nine months of fiscal 2024 and lower than the prior year near record fourth quarter. We expect wholesale vehicle gross profit per unit for the full year fiscal 2024 to be in line with the prior year.

Other Gross Profit.  Other gross profit includes profits related to EPP revenues, net third-party finance (fees)/income, advertising and subscription profits earned by our Edmunds business, and other revenues. Other revenues are predominantly comprised of service department operations, including used vehicle reconditioning.  We have no cost of sales related to EPP revenues or net third-party finance (fees)/income, as these represent revenues paid to us by certain third-party providers.  Third-

party finance income is reported net of the fees we pay to third-party Tier 3 finance providers.  Accordingly, changes in the relative mix of the components of other gross profit can affect the composition and amount of other gross profit.

Other gross profit increased 55.4% in the third quarter of fiscal 2024, primarily driven by a $33.4 million improvement in service department margins. Other gross profit increased 19.2% in the first nine months of fiscal 2024, primarily driven by a $79.3 million improvement in service department margins, partially offset by a decrease in EPP revenues and a decline in net third-party finance (fees)/income, as discussed above. The increase in service department profits for both the third quarter and first nine months of fiscal 2024 was driven by efficiency and cost coverage measures that we have put in place. We expect year-over-year improvements in service for the full year fiscal 2024 as compared to fiscal 2023.

We do not expect to receive EPP profit-sharing revenues in the fourth quarter of fiscal 2024 due to the inflationary pressures our partners have experienced.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2023    Nine Months Ended November 30, 2023

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
21%
11%
13%
55%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2023	2022	Change	2023	2022	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$286.3	$306.2	(6.5)%	$922.7	$985.2	(6.3)%
Share-based compensation expense	19.9	17.2	15.7%	86.5	64.0	35.2%
Total compensation and benefits (2)	$306.2	$323.4	(5.3)%	$1,009.2	$1,049.2	(3.8)%
Occupancy costs	70.3	70.1	0.2%	204.2	204.8	(0.3)%
Advertising expense	63.3	58.7	7.9%	201.5	230.5	(12.6)%
Other overhead costs (3)	120.2	139.5	(13.9)%	290.6	430.0	(32.4)%
Total SG&A expenses	$560.0	$591.7	(5.4)%	$1,705.5	$1,914.5	(10.9)%
SG&A as a % of gross profit	91.4%	102.6%	(11.2)%	80.2%	87.5%	(7.3)%

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

SG&A expenses decreased 5.4% in the third quarter of fiscal 2024. Factors contributing to the net decrease include the following:
•$19.9 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on driving efficiency gains and aligning staffing levels to sales as well as a $5.5 million decrease in bonus compensation expense.
~~•~~$19.3 million decrease in other overhead costs driven by improvements in non-CAF uncollectible receivables that reflect improved execution at our stores and home office as well as external partners, and to a lesser degree, reduced technology spend and favorability in staffing-related costs.
•$4.6 million increase in advertising expense driven by the timing of our spend.

SG&A expenses decreased 10.9% in the first nine months of fiscal 2024. Factors contributing to the net decrease include the following:
~~•~~$139.4 million decrease in other overhead costs, which included a $67.2 million benefit in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Other overhead costs were also positively impacted by improvements in non-CAF uncollectible receivables that reflect improved execution at our stores and home office as well as external partners, a reduction in technology spend and favorability in staffing-related costs.
•$62.5 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on driving efficiency gains and aligning staffing levels to sales.
•$29.0 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales as well as the timing of our spend.
•$22.5 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

As noted previously, entering the fourth quarter we have now passed the year mark since we initiated our significant cost management efforts. Due to the timing shifts in our advertising spend, we expect our full year spend on a per unit basis to be similar to fiscal 2023. Accordingly, we expect that our advertising spend in the fourth quarter of fiscal 2024 will exceed the per unit spend during the prior year fourth quarter.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.

Interest expense of $31.3 million and $93.3 million in the third quarter and first nine months of fiscal 2024, respectively, was relatively consistent with $30.2 million and $91.7 million in the third quarter and first nine months of fiscal 2023, respectively.

Other Income. Other income of $0.9 million and $4.7 million in the third quarter and first nine months of fiscal 2024, respectively, was relatively consistent with $0.4 million and $2.3 million in the third quarter and first nine months of fiscal 2023, respectively.

Income Taxes.  The effective income tax rate was 25.8% in the third quarter of fiscal 2024 and 25.5% in the first nine months of fiscal 2024 versus 24.8% in the third quarter of fiscal 2023 and 25.0% in the first nine months of fiscal 2023.

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

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2023	% (1)	2022	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$426.9	9.8	$365.4	8.8	$1,244.3	9.6	$1,069.3	8.8
Interest expense	(170.2)	(3.9)	(88.8)	(2.1)	(464.8)	(3.6)	(200.1)	(1.6)
Total interest margin	$256.7	5.9	$276.6	6.7	$779.5	6.0	$869.2	7.2
Provision for loan losses	$(68.3)	(1.6)	$(85.7)	(2.1)	$(239.0)	(1.8)	$(219.0)	(1.8)
CarMax Auto Finance income	$148.7	3.4	$152.2	3.7	$421.0	3.2	$539.5	4.4

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2023	2022	2023	2022
Net loans originated (in millions)	$1,953.4	$2,147.2	$6,491.0	$6,928.0
Vehicle units financed	76,813	79,967	255,873	264,073
Net penetration rate (1)	44.0%	44.4%	43.1%	41.4%
Weighted average contract rate	11.3%	9.8%	11.1%	9.4%
Weighted average credit score (2)	720	712	718	708
Weighted average loan-to-value (LTV) (3)	89.4%	88.9%	88.9%	88.1%
Weighted average term (in months)	65.2	66.1	65.2	66.3

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2023	2022	2023	2022
Total ending managed receivables	$17,505.1	$16,652.7	$17,505.1	$16,652.7
Total average managed receivables	$17,508.9	$16,540.2	$17,276.0	$16,177.8
Allowance for loan losses	$511.9	$491.0	$511.9	$491.0
Allowance for loan losses as a percentage of ending managed receivables	2.92%	2.95%	2.92%	2.95%
Net credit losses on managed receivables	$94.4	$72.2	$234.3	$161.0
Annualized net credit losses as a percentage of total average managed receivables	2.16%	1.74%	1.81%	1.33%
Past due accounts as a percentage of ending managed receivables	5.81%	4.99%	5.81%	4.99%
Average recovery rate (1)	50.9%	61.3%	54.6%	66.7%

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

•CAF Income (Decreases of $3.5 million, or 2.3%, and $118.5 million, or 22.0%, in the third quarter and first nine months of fiscal 2024, respectively)
◦The decrease in CAF income for the third quarter of fiscal 2024 reflects a decrease in the net interest margin percentage, partially offset by a decrease in the provision for loan losses and an increase in average managed receivables.
◦The decrease in CAF income for the first nine months of fiscal 2024 reflects a decrease in the net interest margin percentage and an increase in the provision for loan losses, partially offset by an increase in average managed receivables.

•Total Interest Margin (Decreased to 5.9% and 6.0% in the third quarter and first nine months of fiscal 2024, respectively, from 6.7% and 7.2% in the third quarter and first nine months of fiscal 2023, respectively)
◦The decrease in the total interest margin percentage for both the third quarter and first nine months of fiscal 2024 was primarily driven by higher funding costs as well as an unfavorable impact of swaps not designated as hedges for accounting purposes, partially offset by higher customer rates. While total interest margin for the third quarter decreased year-over-year, it was relatively consistent with the second quarter of fiscal 2024 and we believe it will remain relatively stable in the near-term, pending market conditions.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $68.3 million and $239.0 million in the third quarter and first nine months of fiscal 2024, respectively, compared with expense of $85.7 million and $219.0 million in the third quarter and first nine months of fiscal 2023.
◦The decrease in the provision for the third quarter of fiscal 2024 primarily reflected the effect of our previously disclosed tightening of CAF's underwriting standards.
◦The increase in the provision for the first nine months of fiscal 2024 was primarily due to the effects of unfavorable loss performance within CAF's portfolio as well as the uncertain macroeconomic environment, partially offset by the effect of the tightening of CAF's underwriting standards, as noted above.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.92% as of November 30, 2023, compared with 2.95% as of November 30, 2022 and 3.02% as of February 28, 2023. The decrease in the allowance percentage from February primarily reflects CAF's tightened underwriting standards in response to the current environment, partially offset by unfavorable loss performance as well as CAF's continued investment in the Tier 2 business.

•Loan Origination and Performance
◦The decline in net loan originations in the third quarter of fiscal 2024 resulted from decreases in the average amount financed, used unit sales and the net penetration rate.
◦The decline in net loan originations in the first nine months of fiscal 2024 resulted from decreases in used unit sales and the average amount financed, partially offset by an increase in the net penetration rate.
◦CAF net penetration in the third quarter of fiscal 2024 was relatively in line with the prior year quarter. CAF net penetration increased in the first nine months of fiscal 2024 compared to the prior year period, primarily reflecting changes in the underlying credit mix of customers applying for financing.
◦The weighted average contract rate increased to 11.3% and 11.1% in the third quarter and first nine months of fiscal 2024, respectively, compared with 9.8% and 9.4% in the third quarter and first nine months of fiscal 2023, respectively. The increases for both periods were primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the third quarter and first nine months of fiscal 2024 reflects an increase in delinquencies as well as our expansion of Tier 2 and Tier 3 originations within CAF's portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.

PLANNED FUTURE ACTIVITIES

We anticipate opening a total of six locations in fiscal 2024, including two more stores in the New York metro market and one store each in the Los Angeles and Chicago markets, as well as our first stand-alone reconditioning center in the Atlanta metro market. We currently estimate capital expenditures will total approximately $450 million in fiscal 2024. Capital expenditures were $422.7 million in fiscal 2023. Planned capital spending in fiscal 2024 largely reflects spending to support our future long-term growth, including investments in auction, sales and production facilities, as well as our new stores.

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

Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the foreseeable future.

We have historically targeted an adjusted debt-to-total capital ratio in a range of 35% to 45%. Our adjusted debt to capital ratio, net of cash on hand, was below our targeted range for the third quarter of fiscal 2024. In calculating this ratio, we utilize total debt excluding non-recourse notes payable, finance lease liabilities, a multiple of eight times rent expense and total shareholders’ equity. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain this targeted ratio; however, in any period, we may be outside this range due to seasonal, market, strategic or other factors.

Operating Activities.  During the first nine months of fiscal 2024, net cash provided by operating activities totaled $149.0 million compared with $1.66 billion in the prior year period.

As of November 30, 2023, total inventory was $3.64 billion, representing a decrease of $87.2 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decline in vehicle units, reflecting lower sales volume, partially offset by an increase in the average carrying cost of inventory due to market appreciation at the beginning of the current fiscal year as well as a shift in the mix of vehicles.

Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $979.1 million in the current year period compared with $1.17 billion in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $669.3 million in the current year period compared with $770.6 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.

The change in net cash provided by operating activities for the first nine months of the current fiscal year compared with the prior year period primarily reflected the changes in inventory, as discussed above, combined with the prior year decrease in inventory, as well as the net impact of volume and timing-related changes in accounts receivable and accounts payable, partially offset by the changes in auto loans receivable, as discussed above.

Investing Activities. During the first nine months of fiscal 2024, net cash used in investing activities totaled $357.2 million compared with $318.7 million in fiscal 2023.  Capital expenditures were $355.4 million in the current year period versus $319.5 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.

As of November 30, 2023, 158 of our 241 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.

Financing Activities.  During the first nine months of fiscal 2024, net cash provided by financing activities totaled $517.3 million compared with net cash used in financing activities of $827.0 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $669.3 million compared with $770.6 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).

During the first nine months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $108.4 million as well as stock repurchases of $44.3 million. During the first nine months of fiscal 2023, cash used in financing activities was impacted by net payments on our long-term debt of $1.25 billion as well as stock repurchases of $333.8 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2023	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,598	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	519,396	522,526
Non-recourse notes payable	Various dates through December 2030	17,029,405	16,360,092
Total debt (3)		$18,948,399	$18,382,111
Cash and cash equivalents		$605,375	$314,758

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2023, we were in compliance with these financial covenants.

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

As of November 30, 2023, $12.50 billion and $4.53 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2024, we funded a total of $4.50 billion in asset-backed term funding transactions.  As of November 30, 2023, we had $1.07 billion of unused capacity in our warehouse facilities.

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

The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2023, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.41 billion remained available for repurchase. During the third quarter of fiscal 2024, we resumed our share repurchases after a pause initiated during the third quarter of the prior fiscal year. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.

FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, capital structure, opportunities, or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, online purchases of vehicles from consumers, gross profit per used unit, revenue, margins, expenditures, liquidity, loan originations, CAF income, stock repurchases, indebtedness, earnings, market conditions or expectations with regards to the continued impact of the COVID-19 pandemic, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “on track,” “outlook,” “plan,” “positioned,” “predict,” “target,” “should,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties and assumptions about future events and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:

•Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
•Changes in general or regional U.S. economic conditions, including inflationary pressures, climbing interest rates and the potential impact of international events.
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
Internal Control over Financial Reporting. During the third quarter of fiscal 2024, we implemented a new enterprise resource planning (“ERP”) system which included accounts receivable, accounts payable, fixed assets, project accounting, general ledger and consolidation applications as well as inventory and order management modules. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system.

Except as noted above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to the company's repurchase of common stock for the third quarter of fiscal 2024. The table does not include transactions related to employee equity awards or exercise of employee stock options. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2023	—	$—	—	$2,451,306,850
October 1 - 31, 2023	334,500	$65.02	334,500	$2,429,557,387
November 1 - 30, 2023	314,000	$64.16	314,000	$2,409,411,772
Total	648,500		648,500

Item 6.    Exhibits

3.1	CarMax, Inc. Bylaws, as Amended and Restated October 24, 2023, filed as Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed October 26, 2023 (File No. 1-31420), is incorporated by this reference.

10.1	Form of CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and the persons listed at the end of such Agreement, filed herewith.*

10.2	CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and William D. Nash, filed herewith.*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

January 5, 2024