Form 10-K
period 2024-02-29
CARMAX INC
filed 2024-04-15
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2023, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $12,959,000,271.

On April 11, 2024, there were 157,387,560 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2024 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, VA	Auditor Firm ID:	185

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 29, 2024

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
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•Our projected future sales and market share growth, comparable store sales growth, margins, tax rates, earnings, CarMax Auto Finance income and earnings per share.
•Our business strategies.
•Our expectations for strategic investments.
•Our expectations of factors that could affect CarMax Auto Finance income.
•Our expected future expenditures, cash needs, and financing sources.
•Our expected capital structure, stock repurchases and indebtedness.
•The projected number, timing and cost of new location openings.
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
•Our assessment of the effect of recent regulations, legislation and accounting pronouncements.
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

Item 1.  Business.

BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest retailer of used cars, and we sold 765,572 used vehicles at retail during the fiscal year ended February 29, 2024.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 546,331 vehicles sold during fiscal 2024, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1.1 million customer accounts in our $17.39 billion portfolio of managed receivables as of February 29, 2024. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 29, 2024, we operated 245 used car stores in 109 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
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
Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  Our omni-channel platform further empowers our customers to buy a car on their own terms – online, in-store or an integrated combination of both.
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
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every used vehicle we sell with our Love Your Car Guarantee. This guarantee gives customers the ability to take 24-hour test drives before committing to purchase as well as provides a 30-day/1,500 mile money-back guarantee and a 90-day/4,000-mile limited warranty. In May 2024, we will replace our 30-day money-back guarantee with a 10-day money-back guarantee. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on carmax.com as well as our mobile app.  As of February 29, 2024, we had approximately 64,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not visible on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2024, approximately 36% of our vehicles sold were transferred at customer request.
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
In fiscal 2024, we purchased approximately 1.1 million vehicles from consumers and dealers.
Based on age, mileage or condition, approximately half of the vehicles acquired through our appraisal processes meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  We continue to further enhance our auction products to improve dealer experiences. For fiscal 2024, our average auction sales rate was approximately 97%.
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
We offer pre-qualification and finance-based shopping products nationwide, which are supported by CAF and multiple third-party providers. These products enable customers to request pre-qualification online with no impact to credit scores and receive their decisions and terms within minutes, empowering them to conveniently shop with their personalized, pre-qualification terms across our nationwide inventory. These products seamlessly provide consumers with the information and capabilities they need to shop for financing that best meets their budget and needs, further differentiating CarMax’s customer-centric financing experience. Over 80% of our customers use our online finance-based shopping tool as they begin the credit process. We have also established an online checkout and purchasing experience, which integrates our financing process, allowing eligible customers to apply and accept finance offers online without the assistance of an associate. We continue to enhance and further expand these products and experiences.
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2024, approximately 58% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 16% purchased GAP.

CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.9% of our retail used vehicle unit sales in fiscal 2024.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online and mobile sales platforms; independent used car dealers; and private parties. According to industry sources, as of December 31, 2023, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.
Based on industry data, there were approximately 37 million used cars sold in the U.S. in calendar 2023, of which approximately 19 million were estimated to be age 0- to 10-year old vehicles.  While we are the largest retailer of used vehicles in the U.S., in calendar 2023, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, a decrease from 4.0% in calendar 2022. Market share performance in calendar 2023 was negatively impacted by sharp vehicle depreciation in the used car industry and our focus on profitable market share. Our market share is generally correlated to the length of time we have operated in a given market.
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
Our wholesale auctions compete with other automotive in-person and online auctions.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. Our wholesale auctions were primarily conducted virtually during fiscal 2024.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented more than $1.6 trillion in outstanding receivables as of December 31, 2023.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
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

Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, as well as hybrid and electric vehicles (“EV”), at competitive prices.  Our focus is vehicles that are 0 to 10 years old; over the past three fiscal years, these vehicles generally ranged in price from $14,000 to $49,000. The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
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
Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 29, 2024, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 29, 2024 was Safe-Guard Products International LLC.
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
All CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell. Additionally, we have partnered with third-party auto service and repair providers. Through these partnerships, our customers have access to a nationwide network of trusted, quality and fair-priced service and repair locations.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 29, 2024, our network of third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Chase Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
Generally, credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 2 or Tier 3 provider.
We do not offer financing to dealers purchasing vehicles at our wholesale auctions.  However, we have made arrangements to have third-party financing available to our auction customers.

Suppliers for Used Vehicles
We acquire a significant percentage of our retail used vehicle inventory directly from consumers through our in-store and online appraisal processes, as well as through local, regional and online auctions. We also acquire used vehicle inventory from wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies.  Instant offer, our online consumer-facing appraisal tool, as well as MaxOffer, our digital appraisal product for dealers, have significantly driven the increase in our vehicle purchases. The buy rate for customers who engage with us after first receiving an online instant appraisal offer is typically higher than through our traditional appraisal lane. The used vehicle inventory we acquire directly from consumers through our appraisal process helps provide an inventory of makes and models that reflects consumer preferences in each market.
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 289 million light vehicles in operation in the U.S. as of December 31, 2023.  During calendar year 2023, it is estimated that approximately 15 million new cars and 37 million used cars were sold at retail, many of which were accompanied by trade-ins, and approximately 10 million wholesale vehicles were sold at auctions and through other channels.
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
Technology
We leverage a combination of cloud-based solutions and proprietary technologies to run our operations. We have a strong software engineering discipline and we have adopted Agile, DevOps, Lean and other leading digital delivery practices. Technology teams are tightly integrated with the rest of the business and are embedded within our cross-functional “Product” teams. Our Product teams use a “test and learn” approach to iterate and deploy new technology-enabled experiences to our associates and customers. We use advanced data science, artificial intelligence and machine learning capabilities to optimize our business and the customer experience. Our business is supported by digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including credit processing and supply chain management.  Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary digital technology provides our management with real-time information about many aspects of our omni-channel operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. Real-time access to a complete view of our customer interactions from omni-channel allows our associates to provide a tailored and differentiated experience to our customers. In addition, through our systematic integrations with our third-party finance partners, we are able to provide our finance-based shopping experience. We continue to build our technologies to expand our reach and integrate CarMax into a broader ecosystem of partnerships.

Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences at each CarMax location.  Leveraging our thirty years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that account for factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally 99% of our entire used car inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers. These strategies are implemented through a broad range of media including, but not limited to, traditional broadcast, digital, search, social, out-of-home, sports sponsorships and newer influencer and activation programs.  Our website and related mobile app received an average of 34 million monthly visits during fiscal 2024 and are a critical part of the customer’s journey, allowing them to learn about CarMax, explore our full inventory in real time, initiate vehicle transfers, apply for financing pre-qualification, receive an appraisal offer and even buy a car fully online. Our survey data indicates that during fiscal 2024, approximately 95% of customers who purchased a vehicle from us had first visited us online. In addition, approximately 70% of our customers leveraged some or all of our digital capabilities to complete their transactions in fiscal 2024. We believe consumers in the used car industry will increasingly prefer to have the ability to shop and transact digitally.
In fiscal 2024, we continued building the CarMax brand through new creative campaigns promoting our omni-channel platform as well as brand reassurance messaging, highlighting our money back guarantee and up-front pricing. We launched a new campaign with the NBA/WNBA alongside the announcement of CarMax as the newest WNBA Changemaker. In addition, we launched our Never Settle campaign, encouraging customers to never settle for less than the CarMax experience when buying or selling a car. We also continued our multi-year partnership with the NWSL. As part of this partnership, CarMax is the presenting sponsor of the NWSL Shield, awarded to the club with the best regular season record.
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
On February 29, 2024, we had a total of 29,836 full- and part-time associates, of which 970 work in our CAF segment and 473 work for our Edmunds business. We had 25,122 hourly and salaried associates, as well as 3,077 in-store sales associates, 1,525 sales associates in our Customer Experience Centers (“CECs”) and 112 Edmunds sales associates. Our in-store sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. As of February 29, 2024, all our associates were paid above the applicable minimum wage. We offer a broad range of benefits to our associates, including health benefits for full-time associates.
Throughout the implementation of our omni-channel car buying experience, the shape of our workforce has evolved and the number of technology, product and data science associates has increased. As of February 29, 2024, we had 1,469 technology, product and data science associates. In response, we created a rotational program for college technology hires and implemented a technology and data science reskilling program. All roles working on our innovation efforts are eligible for equity or equity-based grants through our standard compensation plan, which serve as a meaningful engagement and retention tool. We believe this evolution in our workforce has been and will continue to be critical to the development of our technology platforms and strategic initiatives.
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
We have been recognized for 20 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For® and have also been recognized as one of Training magazine’s “Training APEX Award” recipients for 17 years in a row. These awards reflect our ability to provide associates with the tools and environment they need to succeed and grow in their careers. We have an Associate Experience Team and a cross-functional Associate Experience Advisory Group dedicated to ensuring an inclusive and engaging workplace. We also continued to measure engagement via biannual associate voice surveys, and across the company, teams created focused plans to continually improve engagement based on survey results. Our goal is to achieve world-class associate engagement and responding to associate feedback enables us to focus on the issues that matter to our associates.
Diversity and Inclusion. The CarMax culture of diversity and inclusion is built on a foundation of integrity and respect, and we value the diverse backgrounds and perspectives our associates bring to locations across the country. Our commitment to diversity and inclusion is based on a company vision to ensure everyone, everywhere has the opportunity to reach their full potential.
Our diversity and inclusion governance model includes a council as well as an executive steering committee, of which the CEO is a member. We also have a Corporate Social Responsibility (“CSR”) team, led by our Vice President, CSR. The CSR team includes, in part, the Community Relations, Diversity and Inclusion and Internal Communications teams.

We have a company-wide associate training program on diversity and inclusion. This program includes required trainings for all associates, with a completion rate of over 90% in fiscal 2024. Our board of directors participated in this training as well, with a 100% completion rate in fiscal 2024. The program also includes additional self-service training and learning materials as well as leader perspective videos and discussion guides to aid team conversations.
We remain committed to fostering a work environment that celebrates diversity and operates in an all-inclusive manner for associates, and which authentically reflects our value of putting people first. We celebrate and champion a broad diversity of individuals, perspectives, and ideas, which we believe meaningfully strengthens our ability to innovate and continue expanding the value we provide customers.
Foundational principles are formalized in both our diversity and inclusion framework and our commitment to diversity policy. Our vision is to provide everyone, everywhere with the same opportunities to reach their full potential. This commitment extends to every facet of our business interactions, from associates within CarMax to job applicants, customers, vendors, shareholders, and business partners, to ensure everyone is treated fairly and impartially.
We consider a wide set of different suppliers when conducting business, including small, local businesses. These businesses are vital to their respective communities and help CarMax build resiliency in every area we operate. Accordingly, we have revamped our external supplier inclusion webpage, where potential suppliers can register with CarMax, enabling us to better identify suppliers for specific procurement opportunities. Maintaining a diversified supplier base remains essential to CarMax’s strategy of mitigating sourcing risks and remaining resilient.
We plan to publish our 2024 Responsibility Report in May 2024, where we will further describe our broader environmental, social and governance efforts.
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
The CFPB has supervisory authority over large nonbank auto finance companies, including CAF.  The CFPB uses this authority to conduct supervisory examinations to ensure compliance with various federal consumer protection laws.
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
Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our business model. Increased online used vehicle offerings and the growing consumer trend of buying vehicles online could make it more difficult for us to differentiate our customer offering from competitors’ offerings, could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. Further, existing e-commerce businesses have and could continue to enter the online new and used vehicle markets, including companies with significantly more resources than CarMax that might be able to provide customers access to a greater inventory of vehicles while delivering a superior online experience. If we fail to respond effectively to our existing and potential retail competitors, it could have a material adverse effect on our business, sales and results of operations.
Online Facilitation. In addition, our competitive standing is affected by companies, including search engines and online car marketplaces, that are not direct competitors but that may direct online traffic to the websites of competing automotive retailers.  The increasing activities of these companies could make it more difficult for carmax.com to attract traffic.  These companies could also make it more difficult for CarMax to otherwise market its vehicles online.
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
Evolving Marketplace.  The marketplace for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry. Increasing demand for EVs is driving the need to adapt our business to source, recondition and service EVs. Technological changes, including the development of autonomous vehicles, new products and services, new business models, including subscription models, and new methods of travel could reduce automotive retail demand or disrupt our current business model. If we fail to respond effectively to the evolving marketplace, it could have a material adverse effect on our business, sales and results of operations.
The automotive retail industry in general and our business in particular are sensitive to economic conditions.  These conditions could adversely affect our business, sales, results of operations and financial condition.
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general have, and in the future may, be affected by significant national or international events such as a global health crisis (including the COVID-19 pandemic) or current geopolitical conditions (including the Israel-Hamas War and the Russia-Ukraine War).  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in challenges to vehicle affordability, lower sales, decreased margins on units sold, and decreased profits for our CAF segment. For example, vehicle affordability challenges that stem from widespread inflationary pressures, higher interest rates, tightened lending standards and prolonged low consumer confidence are the primary drivers behind the overall decrease in demand for used vehicles. Worsening or stagnating economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.
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
Changes in the availability or cost of the long-term financing to support the origination of auto loans receivable through CAF could adversely affect sales and results of operations.  We use a securitization program to fund the majority of the auto loans receivable originated by CAF.  Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CAF’s loan originations.  If this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.

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
Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering competitive, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles and superior customer service is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation and could involve, among other things, our sales process, our provision of financing, our reconditioning process, our treatment of customers or associates, our use of artificial intelligence, cultural brand positioning, or real or perceived vehicle quality and related injury.  Even the perception of a decrease in the quality of our brand could impact results.
The use of social media has increased the speed with which information and opinions can be shared and thus the speed with which reputation can be affected.  We monitor social media and attempt to address customer concerns, provide accurate information and protect our reputation, but there can be no guarantee that our efforts will succeed.  If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.
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
Our failure to realize the benefits associated with our omni-channel platform could have a material adverse effect on our business, sales and results of operations.
We have made a considerable investment in our omni-channel platform and a failure to capture the benefits that we expect from the platform and our continued investments in enhancements to the platform could have a material adverse effect on our business, sales and results of operations. We must anticipate and meet our customers’ expectations in an evolving retail industry. Our business, sales and results of operations may be negatively affected if we fail to provide a high quality and consistent customer experience, regardless of sales channel, if our omni-channel platform does not meet customer expectations, or if we are unable to attract, retain and manage the personnel at various levels who have the necessary skills and experience we need to implement our omni-channel initiatives.
Our failure to manage our growth and the related challenges could have a material adverse effect on our business, sales and results of operations.
Our growth is dependent on the success of our omni-channel platform, opening stores in new and existing markets, continued sales growth and the build-out of our offsite production and auction facilities. These enhancements and expansions place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel platform could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor below titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our business also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.
Our success depends upon the continued contributions of our associates.
Our associates are the driving force behind our success.  We believe that one of the things that distinguishes CarMax is a culture centered on valuing our associates.  Adapting to new dynamics, we provide flexible, hybrid and remote work arrangements for certain associates, which may impact associate engagement, integration of new associates and overall company culture. A failure to maintain our culture could have a material adverse effect on our business, sales and results of operations.
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
We have experienced, and could experience in the future, a shortage of associates for retail and operational positions, which could have an impact on our ability to conduct our business and maintain qualified talent in key areas. Further, there has been a general increase in domestic workers organizing to form or join a union. If we are unable to maintain positive associate relations, or if, despite our efforts, we become subject to successful unionization efforts, it could increase costs, limit our ability to respond to competitive threats and have a material adverse effect on our business, sales and results of operations.
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
We provide financing to qualified retail customers through CAF and several third-party finance providers.  We also have arrangements with third parties who provide financing to some of our auction customers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations.  Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.
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
Many components of our business, including data management, key operational processes and critical customer systems, are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect or conduct operations that are inconsistent with our values, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business. The use of third-party vendors represents an inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.
Adverse conditions, such as the 2023 United Auto Workers strike, affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs, could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
The occurrence of severe weather events, such as rain, flooding, hail, snow, wind, storms, hurricanes, extended periods of unusually cold weather or natural disasters, could cause store closures or affect the timing of consumer demand, either of which could adversely affect consumer traffic and could have a material adverse effect on our sales and results of operations in a given period. Further, as the Earth’s climate changes, extreme weather events could become more frequent or more intense, which could have a material adverse effect on our sales and results of operations.
We have communicated certain environmental goals that are subject to related disclosure requirements. Failure to meet environmental goals or satisfy disclosure requirements could adversely affect our business, sales, results of operations and financial condition.
We have communicated certain environmental goals in our public disclosures which may be difficult to achieve. The accuracy, adequacy or completeness of the disclosures may subject us to scrutiny. Further, statements about our environmental goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, and such statements may be subject to evolving, forthcoming and altogether new disclosure requirements. If we are unable to achieve progress with respect to our environmental goals, accomplish our environmental goals or satisfy evolving shareholder expectations or industry standards, we could suffer reputational harm. Our environmental data, processes, and disclosure may be incomplete or inaccurate, which may result in civil penalties and have a material adverse effect on our business, sales and results of operations.
We are subject to local conditions in the geographic areas in which we are concentrated.
Our performance is subject to local economic, competitive and other conditions prevailing in geographic areas where we operate.  Since a large portion of our sales is generated in the Southeastern U.S., California, Texas and Washington, D.C./Baltimore, our results of operations depend substantially on general economic conditions and consumer spending habits in these markets.  In the event that any of these geographic areas experience a downturn in economic conditions, weather events or other region-specific incidents, it could have a material adverse effect on our business, sales and results of operations.
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
The security measures we have implemented to protect against cybersecurity incidents may not always prevent or mitigate the impact of a cybersecurity incident and there can be no assurance that future efforts to prevent or mitigate a cybersecurity incident will be effective either. Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks, including ransomware, that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Further, the rapid evolution and increased adoption of artificial intelligence technologies may increase our level of cybersecurity risk. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cybersecurity incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
We are subject to numerous and rapidly changing federal, state, and local laws and regulations regarding privacy, cybersecurity, and the collection, use, and disclosure of sensitive confidential information. If we fail to comply with these laws and regulations or future applicable laws and regulations, we could suffer reputational harm and disruption to our business, and be subject to significant litigation, monetary damages, regulatory enforcement actions, or fines. See the risk factor below titled “We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Changes in these laws and regulations, or our failure to comply, could have a material adverse effect on our business, sales, results of operations and financial condition” for the risks associated with failure to comply with these laws and regulations.
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
We are subject to a wide range of federal, state and local laws and regulations, as well as changes in these laws and regulations and the manner in which they are interpreted or applied.  Our sale of used vehicles and related products is subject to state and local licensing requirements, federal and state laws regulating marketing and advertising, and state laws regulating sales and services.  Our provision of vehicle financing is subject to federal and state laws regulating the provision of consumer finance.  Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety.  In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies and large employers generally, including privacy laws and federal employment practices, securities and tax laws, and sustainability and responses to climate change.  For additional discussion of these laws and regulations, see the section of this Form 10-K titled “Business – Laws and Regulations.”
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
We are subject to evolving regulations, disclosure requirements, and expectations relating to environmental, social and governance matters. Failure to satisfy these regulations, requirements, and expectations could adversely affect our business, sales, results of operations and financial condition.
We are subject to an increasing number of regulations and disclosure requirements relating to environmental, social and governance (“ESG”) matters, including environmental and climate change laws. Regulators, shareholders, associates and other stakeholders are increasingly focused on ESG matters and related disclosures. We have incurred and will continue to incur operating expenses and other costs to comply with the evolving set of regulations and disclosure requirements and respond to shareholder expectations related to ESG matters. Compliance with ESG-related regulations and disclosure requirements, including an evolving set of environmental and climate change laws, and shareholder expectations can be costly, challenging and time-consuming. The violation of regulations or disclosure requirements related to ESG matters (or the disclosures themselves) could result in civil penalties, significant expenses, or damage to our reputation, which could have a material adverse effect on our business, sales and results of operations.
We are subject to various legal proceedings.  If the outcomes of these proceedings are adverse to CarMax, it could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class claims, or by governmental entities in civil or criminal investigations and proceedings.  These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.
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

Item 1B.  Unresolved Staff Comments.
None.
Item 1C.  Cybersecurity.
CarMax’s cybersecurity program is designed to help ensure the proper assessment, identification, and management of the company’s risks from cybersecurity threats and is integrated into our overall risk management system. The company’s cybersecurity program is staffed by well-trained and experienced cybersecurity professionals and includes technology controls, proactive identification of data security vulnerabilities, and quarterly, or as needed, reporting by management to the Technology and Innovation Committee of the Board of Directors (the “Board”).
CarMax’s cybersecurity team manages the company’s Incident Response Plan, which establishes a comprehensive system and process for tracking and logging cybersecurity occurrences, reviewing the occurrences to determine whether remediation or escalation is appropriate and escalating certain occurrences to the company’s Chief Information Security Officer (the “CISO”) for further review and assessment. CarMax has an established review and escalation process for assessing cybersecurity occurrences and, if necessary, escalating cybersecurity incidents to members of our senior management team.
We monitor industry trends to prioritize and mitigate cybersecurity risk for our customers, associates and business, and to remain apprised of industry developments and emerging threats. CarMax engages in testing to improve our cybersecurity approach internally and with third-party vendors and conducts exercises based on current threat intelligence. Additionally, all CarMax associates are required to complete the company’s cybersecurity training program on an annual basis.
The company engages a third-party with extensive experience in cybersecurity to periodically perform a maturity analysis of CarMax’s cybersecurity program as compared to peer companies. We conduct annual tabletop exercises, guided by a third-party cybersecurity firm, with key members of our cybersecurity and legal teams to assess the company's readiness and capabilities to respond to a cyber-attack. At least annually, we also conduct third-party penetration tests to enhance the security of our digital systems, and we employ network scanning to help us identify any newly developed vulnerabilities or threats. Our third-party intake process incorporates cybersecurity risk into the assessment of our third-party vendors when we engage a new vendor or experience a change in relationship with an existing vendor. Further, CarMax’s cybersecurity team conducts reviews of the company’s third-party vendors depending on the vendor’s risk profile as determined by the company’s cybersecurity team.
The company’s cybersecurity program is led and overseen by our Chief Information and Technology Officer (the “CITO”) and our CISO. The CITO joined CarMax in 2012, reports to our Chief Executive Officer and has served in various technology leadership roles in startup organizations and Fortune 500 companies across the retail, travel, hospitality, finance, and technology industries for over 20 years. The company’s CISO reports to the CITO, joined CarMax in 2015 and has served in various roles in information technology for over 20 years, including prior service as the vice president of information security, risk and compliance for a Fortune 500 company.
The Board’s Technology and Innovation Committee assists in the Board’s oversight of the company’s cybersecurity risk. The Committee monitors and oversees the company’s exposure to cybersecurity occurrences as well as the company’s approach to managing cybersecurity risk, including how to reasonably control and monitor cybersecurity risks and effectively assign management oversight and responsibility. CarMax’s management team, including the CITO and the CISO, provide quarterly updates to the Committee regarding the cybersecurity landscape and the company’s security posture in the context of external cybersecurity occurrences as well as updates on the latest issues related to cybersecurity risk as needed.
The company has not experienced any material cybersecurity incidents or incurred any material expenses resulting from a cybersecurity breach; however, we cannot provide assurance that our business strategy, results of operations and financial condition will not be materially affected in the future by such risks or any future material incidents. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to the risk factors captioned “We rely on third-party vendors for key components of our business” and “We collect sensitive confidential information from our customers. A breach of this confidentiality, whether due to a cybersecurity or other incident, could result in harm to our customers and damage to our brand” set forth under the heading “Risk Factors” included in Part I, Item 1A of this Form 10-K.

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
USED CAR STORES BY FORMAT AS OF FEBRUARY 29, 2024

	Production Stores	Non-production Stores
Store count	110	135
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	14	43

USED CAR STORES BY STATE AS OF FEBRUARY 29, 2024

State	Count	State	Count
Alabama	5	Missouri	4
Arizona	5	Nebraska	1
California	32	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	5
Delaware	1	New Mexico	2
Florida	24	New York	5
Georgia	11	North Carolina	13
Idaho	1	Ohio	6
Illinois	11	Oklahoma	3
Indiana	4	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	25
Maryland	7	Utah	1
Massachusetts	4	Virginia	12
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	3	Total	245

Of the 245 used car stores open as of February 29, 2024, 162 were located on owned sites and 83 were located on leased sites. The leases are classified as follows:

Land-only leases	27
Land and building leases	56
Total leased sites	83
During fiscal 2024, we opened our first stand-alone reconditioning center in Carrollton, Georgia. This facility is used to recondition used vehicles to be sold to customers at our stores in the Atlanta region, with the ability to move vehicles nationwide.
As of February 29, 2024, we leased our CAF office building in Atlanta, Georgia, as well as office buildings for our customer experience centers in Atlanta, Georgia; Kansas City, Missouri; and Phoenix, Arizona. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future locations.
Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2024.

Name	Age	Office
William D. Nash………………………..….……...........	54	President, Chief Executive Officer and Director
Diane L. Cafritz……………………....…………….......	53	Executive Vice President, Human Resources, General Counsel and Chief Compliance Officer
James Lyski………………….……..……………..........	61	Executive Vice President, Chief Innovation and Strategy Officer
Enrique N. Mayor-Mora..................................................	55	Executive Vice President, Chief Financial Officer
Shamim Mohammad………………….……..…...….....	55	Executive Vice President, Chief Information and Technology Officer
C. Joseph Wilson.............................................................	51	Executive Vice President, Chief Operating Officer
Jon G. Daniels………………….……..…………..........	52	Senior Vice President, CarMax Auto Finance
Darren C. Newberry........................................................	54	Senior Vice President, Store and CEC Execution

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
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  During her tenure in the CarMax legal department, Ms. Cafritz managed commercial and consumer litigation, was responsible for operational regulatory guidance and led CarMax’s government affairs program. In 2017, Ms. Cafritz was named senior vice president and chief human resources officer, and in 2021, she was named senior vice president, general counsel, chief compliance officer and chief human resources officer. In 2022, Ms. Cafritz was promoted to executive vice president, general counsel, chief compliance officer and chief human resources officer, and in 2023, she was named executive vice president, human resources, general counsel and chief compliance officer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery.

Mr. Lyski joined CarMax in August 2014 as senior vice president and chief marketing officer.  In 2017, he was promoted to executive vice president and chief marketing officer. In 2023, he transitioned to executive vice president and chief innovation and strategy officer. Prior to joining CarMax, he served as chief marketing officer of The Scotts Miracle-Gro Company from 2011 to 2014 and as chief marketing officer at Nationwide Mutual Insurance Company from 2006 to 2010. In addition, Mr. Lyski has held marketing leadership positions at Cigna Healthcare Inc. and FedEx Corporation.
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
Mr. Mohammad joined CarMax in 2012 as vice president of application development and IT planning. In 2014, he was promoted to senior vice president and chief information officer. In 2018, he was named senior vice president and chief information and technology officer and in 2021, he was promoted to executive vice president and chief information and technology officer. Prior to joining CarMax, Mr. Mohammad was vice president of information technology at BJ’s Wholesale Club from 2006 to 2012 and held various technology leadership positions at Blockbuster and TravelCLICK. In 2022, he was appointed as an independent member of the Board of Directors of United Natural Foods, Inc.
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

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 29, 2024, there were 157,611,939 shares of CarMax common stock outstanding and we had approximately 2,600 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.
During fiscal 2024, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2024.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2023	223,500	$71.53	223,500	$2,393,424,937
January 1-31, 2024	246,100	$70.92	246,100	$2,375,971,797
February 1-29, 2024	216,000	$73.26	216,000	$2,360,147,191
Total	685,600		685,600

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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2019, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
CarMax
S&P 500 Index- Total Returns
S&P 500 Retailing Index

	As of February 29 or 28
	2019	2020	2021	2022	2023	2024
CarMax	$100.00	$140.60	$192.45	$176.05	$111.16	$127.18
S&P 500 Index	$100.00	$108.19	$142.05	$165.33	$152.61	$199.08
S&P 500 Retailing Index	$100.00	$111.77	$165.42	$177.05	$139.12	$214.62

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
As of February 29, 2024, we operated 245 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.9% of our retail used vehicle unit sales in fiscal 2024.  As of February 29, 2024, CAF serviced approximately 1.1 million customer accounts in its $17.39 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment and other non-reportable segments for fiscal 2024 are as follows:

Net Sales and Operating Revenues	Gross Profit

A high-level summary of our financial results for fiscal 2024 as compared to fiscal 2023 is as follows (1):

(Dollars in millions except per share or per unit data)	2024	Change from 2023
Income statement information
Net sales and operating revenues	$26,536.0	(10.6)%
Gross profit	$2,713.2	(3.1)%
CAF income	$568.3	(14.3)%
Selling, general and administrative expenses	$2,286.4	(8.1)%
Net earnings	$479.2	(1.1)%
Unit sales information
Used unit sales	765,572	(5.2)%
Change in used unit sales in comparable stores	(6.7)%	N/A
Wholesale unit sales	546,331	(6.6)%
Per unit information
Used gross profit per unit	$2,288	—%
Wholesale gross profit per unit	$1,019	1.1%
SG&A as a % of gross profit	84.3%	(4.5)%
Per share information
Net earnings per diluted share	$3.02	(0.3)%
Online sales metrics
Online retail sales (2)	14%	2%
Omni sales (3)	55%	2%
Revenue from online transactions (4)	31%	1%
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

Net earnings per diluted share during fiscal 2024 included a benefit of $0.32 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2023 as compared to fiscal 2022 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on April 13, 2023.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund the repurchase of common stock under our share repurchase program and our capital expenditures.
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year. For fiscal 2025, we intend to modestly accelerate the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the next twelve months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through an integrated combination of online and in-store experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used car industry will increasingly prefer to have the ability to shop and transact digitally. Approximately 70% of our customers leveraged some or all of our digital capabilities to complete their transactions during the current fiscal year, compared to approximately 40% when we completed our initial omni-channel roll-out at the end of fiscal 2020.
Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term. We continue to enhance our omni-channel capabilities, prioritize projects designed to optimize experiences for our associates and customers and drive operating efficiencies. Examples of the progress we made during fiscal 2024 include the following:
•Leveraged data science, automation, and artificial intelligence to make it even easier for retail customers to complete key transaction steps, such as vehicle transfers, on their own. We also enhanced digital checkout functionality for appraisal customers, enabling them to submit their documents remotely and unlocking their ability to participate in our 30-minute Express Drop Off experience, whether they receive their offer online or in-store.
•Expanded capabilities for Skye, our 24/7 virtual assistant, to include managing finance applications, vehicle transfers, appointment reservations and appraisal offers. Customer adoption of Skye has been strong, and this has not only created efficiencies but also widened bandwidth for our associates.
•Modernized our wholesale auction platform to offer new services, including single sign-on across all of our systems, artificial intelligence enhanced condition reports, early bidding capabilities and automated bills of sale. Additionally, we streamlined MaxOffer by rolling out our instant offer experience to all participating dealers.
•Added all of our lenders to our finance based shopping platform, expanding the options available to our customers.
•Launched several research and buy tools through Edmunds in support of their goal to be the leader in electric vehicles (“EV”) research.
We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience. In fiscal 2025, we expect to continue to enhance our offerings in order to enable us to grow sales, profitable market share and buys while driving operational efficiencies. Examples of our initiatives for fiscal 2025 include the following:
•Launching an evolved hub within retail customers’ MyCarMax accounts that will make it even easier to seamlessly go back and forth between assisted help and self-progression. Customers will be able to see the steps they have taken on their shopping journey, whether on their own or with help from a CEC or store associate.
•Continuing to digitize work in order to build a leaner and higher value assistance model for our CECs and to support higher transaction volume. We plan to further integrate Skye into key communication channels and improve its ability to serve as the initial point of contact across many points in customers’ shopping journeys and seamlessly transition customers to a CEC associate via the customer’s channel of choice.
•Focusing on bringing even more wholesale vehicles into our ecosystem, leveraging our partnership with Edmunds to acquire vehicles from dealers.
•Optimizing our pre-qualification product by integrating our Instant Offer tool into the process. Additionally, we will remain opportunistic in CAF’s participation across the credit spectrum and pursue opportunities that enable us to provide outstanding offers for consumers while driving sales and economics for the business.
We purchased approximately 234,000 vehicles from consumers and dealers during the fourth quarter of fiscal 2024, down 10.8% from the prior year quarter. Approximately 21,000 vehicles were purchased through dealers, up 44.8% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. We recently launched an appraisal tool for dealer websites that makes instant offers based on our algorithms, which are redeemable via MaxOffer. For fiscal 2024, our self-sufficiency rate remained above 70%. The success of our online instant appraisal offer continues to strengthen our leadership position as the largest used vehicle buyer from consumers.
Our SG&A expenses in fiscal 2024 decreased from the prior year, even when excluding the benefits of this year's legal settlement. We levered SG&A as a percentage of gross profit despite a 3.1% reduction in gross profit from the prior fiscal year. While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2025, we expect to require low-single-digit gross profit growth to lever SG&A.
Other steps we have taken to support our business for both the short- and long-term include focusing on production efficiencies to align saleable inventory to sales, growing CAF’s penetration while raising CAF's consumer rates and tightening CAF's underwriting standards, and slowing our planned store growth to provide more capital flexibility. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year.
We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. We have adjusted our long-term targets, which were disclosed in our Annual Report on Form 10-K for fiscal 2022, as follows:
•We are maintaining our goal to sell more than 2 million combined retail and wholesale units annually; however, we are extending the timeframe to between fiscal 2026 and fiscal 2030 due to uncertainty in the timing of market recovery and as we continue to focus on profitable market share growth. We intend to update the timeframe to achieve this goal when we have greater visibility into the industry’s pace of recovery.
•Given higher average selling prices, we expect to achieve the $33 billion in annual revenue target sooner than units.
•Similarly, we also expect to achieve more than 5% nationwide market share of age 0- to 10-year old used vehicles sooner than units, but given the recent volatility in vehicle values, we will provide an updated timeframe for our expected achievement at the end of fiscal 2025.
The achievement of these targets is dependent on macroeconomic factors that could result in ongoing volatility in consumer demand.
In calendar 2023, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, a decrease from 4.0% in calendar 2022. Market share performance in calendar 2023 was negatively impacted by sharp vehicle depreciation in the used car industry and our focus on profitable market share. Based on external data, we gained market share from December 2023 to January 2024, the latest period for which title data is available. Our strategy to increase our market share includes focusing on:
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
•Improving efficiency in our stores and CECs and our logistics and reconditioning operations to reduce waste.
•Opening stores in new markets and expanding our presence in existing markets.
•Becoming the leading retailer of used EVs in the market. In support of this goal, Edmunds has launched several research and buying tools, which include providing data on the health and range of EV batteries as well as an evaluation of potential federal and state tax credits and incentives. This will support our business and help CarMax be part of the solution to reduce emissions.
As of February 29, 2024, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During fiscal 2024, we opened five stores and our first stand-alone reconditioning center in the Atlanta metro market. During fiscal 2025, we anticipate opening five stores, one stand-alone reconditioning center and one stand-alone auction facility.
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
The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables.
The output of the method is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association used vehicle price index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these indices and changes in gross loss and recovery rates. This factor is applied to the output of the method for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straightline basis over a period of 12 months.  We periodically consider whether the use of alternative metrics would result in improved model performance and revise the model when appropriate.  We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. A 10% change in the estimated loss rates would have changed the allowance for loan losses by approximately $48.3 million as of February 29, 2024.
See Notes 1(H) and 4 for additional information on the allowance for loan losses.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS AND OTHER NON-REPORTABLE SEGMENTS

NET SALES AND OPERATING REVENUES

	Years Ended February 29 or 28
(In millions)	2024	Change	2023	Change	2022
Used vehicle sales	$20,922.3	(9.2)%	$23,034.3	(5.7)%	$24,437.1
Wholesale vehicle sales	4,975.8	(16.9)%	5,989.8	(11.4)%	6,763.8
Other sales and revenues:
Extended protection plan revenues	401.8	(4.9)%	422.3	(11.7)%	478.4
Third-party finance (fees)/income, net	(5.8)	(183.6)%	7.0	351.7%	1.5
Advertising & subscription revenues (1)	135.8	1.9%	133.3	30.9%	101.8
Other	106.2	8.1%	98.2	(16.5)%	117.8
Total other sales and revenues	638.0	(3.5)%	660.8	(5.5)%	699.5
Total net sales and operating revenues	$26,536.0	(10.6)%	$29,684.9	(6.9)%	$31,900.4

(1)    Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 19 for further details.

UNIT SALES

	Years Ended February 29 or 28
	2024	Change	2023	Change	2022
Used vehicles	765,572	(5.2)%	807,823	(12.6)%	924,338
Wholesale vehicles	546,331	(6.6)%	585,071	(17.2)%	706,212

AVERAGE SELLING PRICES

	Years Ended February 29 or 28
	2024	Change	2023	Change	2022
Used vehicles	$27,028	(4.3)%	$28,251	7.8%	$26,207
Wholesale vehicles	$8,707	(11.8)%	$9,872	6.9%	$9,238

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 29 or 28 (1)
	2024	2023	2022
Used vehicle units	(6.7)%	(14.3)%	21.9%
Used vehicle revenues	(10.6)%	(7.6)%	54.3%

(1)     Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 29 or 28
	2024	2023	2022
Used vehicle units	(5.2)%	(12.6)%	22.9%
Used vehicle revenues	(9.2)%	(5.7)%	55.5%

Wholesale vehicle units	(6.6)%	(17.2)%	65.7%
Wholesale vehicle revenues	(16.9)%	(11.4)%	153.4%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 29 or 28 (1)
	2024	2023	2022
CAF (2)	45.8%	45.4%	46.1%
Tier 2 (3)	18.9	22.0	22.5
Tier 3 (4)	7.0	6.5	7.8
Other (5)	28.3	26.1	23.6
Total	100.0%	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 2% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 29 or 28
	2024	2023	2022
Used car stores, beginning of year	240	230	220
Store openings	5	10	10
Used car stores, end of year	245	240	230

During fiscal 2024, we opened 5 stores in existing television markets (Winchester, VA; Algonquin, IL; Victorville, CA; Green Brook, NJ; and Smithtown, NY).
Used Vehicle Sales
Fiscal 2024 Versus Fiscal 2023.  The 9.2% decrease in used vehicle revenues in fiscal 2024 was primarily driven by a 5.2% decrease in used unit sales and a 4.3% decrease in average retail selling price, or approximately $1,200. The decrease in used units included a 6.7% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 14% of used unit sales in fiscal 2024, compared with 12% in fiscal 2023.
During fiscal 2024, we believe persistent vehicle affordability challenges continued to impact our used unit sales performance, as headwinds remained due to widespread inflationary pressures, higher interest rates, tightened lending standards and prolonged low consumer confidence. While comparable store used unit sales declined 6.7% compared to the prior year, each quarter of the current fiscal year had year‐over‐year sequential improvement. For the first quarter of fiscal 2025, through mid-April, comparable store used unit sales experienced a mid single-digit decline.
The decrease in average retail selling price in fiscal 2024 reflected lower vehicle acquisition costs as well as shifts in the mix of our sales by vehicle age.
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

Fiscal 2024 Versus Fiscal 2023.  The 16.9% decrease in wholesale vehicle revenues in fiscal 2024 was primarily due to an 11.8% decrease in average selling price, or approximately $1,200, and a 6.6% decrease in unit sales.
The decrease in average selling price in fiscal 2024 was primarily due to shifts in the mix of our sales by vehicle age as well as decreased acquisition costs resulting from steep market depreciation.
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
Fiscal 2024 Versus Fiscal 2023.  Other sales and revenues decreased 3.5% in fiscal 2024, reflecting a decline in EPP revenue and an unfavorable change in net third-party finance (fees)/income. EPP revenues decreased 4.9%, largely reflecting the decline in our retail unit sales, a decrease in profit sharing revenue recognized in the current year and decreased penetration, partially offset by increased margins and a favorable year-over-year return reserve adjustment. The change in net third-party finance (fees)/income was the result of lower Tier 2 volume, for which we generally receive a fee.
During the the fourth quarter of fiscal 2024, we raised MaxCare margins per contract sold, resulting in a slight decrease in EPP penetration while driving overall profitability. Our expectation is that this action will drive approximately $20 per retail unit of incremental EPP margin in fiscal 2025.
GROSS PROFIT

	Years Ended February 29 or 28 (1)
(In millions)	2024	Change	2023	Change	2022
Used vehicle gross profit	$1,752.0	(5.2)%	$1,848.2	(9.3)%	$2,038.4
Wholesale vehicle gross profit	556.8	(5.6)%	589.8	(22.9)%	764.5
Other gross profit	404.4	11.7%	362.2	(25.2)%	484.6
Total	$2,713.2	(3.1)%	$2,800.2	(14.8)%	$3,287.5

(1)Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Years Ended February 29 or 28 (1)
	2024		2023		2022
	$ per unit (2)	% (3)	$ per unit (2)	% (3)	$ per unit (2)	% (3)
Used vehicle gross profit	$2,288	8.4	$2,288	8.0	$2,205	8.3
Wholesale vehicle gross profit	$1,019	11.2	$1,008	9.8	$1,083	11.3
Other gross profit	$528	63.4	$448	54.8	$524	69.3

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
We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers and dealers through our appraisal process.  Vehicles purchased directly from consumers and dealers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. In any given period, our gross profit may also be impacted by the age mix of vehicles sold, as older vehicles are generally more profitable. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to optimize unit sales and profitability while also maintaining a competitively priced inventory.
Fiscal 2024 Versus Fiscal 2023.  Used vehicle gross profit decreased 5.2% in fiscal 2024, driven by the 5.2% decrease in total used unit sales. Used vehicle gross profit per unit in fiscal 2024 was consistent with the prior fiscal year. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Fiscal 2024 Versus Fiscal 2023.  Wholesale vehicle gross profit decreased 5.6% in fiscal 2024, driven by the 6.6% decrease in wholesale unit sales. Wholesale vehicle gross profit per unit in fiscal 2024 was in line with the prior fiscal year.
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
Fiscal 2024 Versus Fiscal 2023.  Other gross profit increased 11.7% in fiscal 2024, primarily driven by a $75.3 million improvement in service department margins, partially offset by a decrease in EPP revenues and an unfavorable change in net third-party finance (fees)/income, as discussed above. The increase in service department profits was driven by efficiency and cost coverage measures that we have put in place. We expect to continue to see significant year-over-year favorability in service department profits in fiscal 2025. The extent of the improvement will be governed by sales performance given the leverage/deleverage nature of service.

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2024	Fiscal Year 2023

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS (1)

	Years Ended February 29 or 28
(In millions except per unit data)	2024	Change	2023	Change	2022
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$1,226.8	(4.3)%	$1,282.4	4.7%	$1,224.4
Share-based compensation expense	114.1	36.4%	83.6	(18.0)%	102.0
Total compensation and benefits (2)	$1,340.9	(1.8)%	$1,366.0	3.0%	$1,326.4
Store occupancy costs	271.4	1.5%	267.3	16.3%	229.9
Advertising expense	264.4	(8.4)%	288.5	(11.5)%	325.9
Other overhead costs (3)	409.7	(27.6)%	565.6	27.6%	443.0
Total SG&A expenses	$2,286.4	(8.1)%	$2,487.4	7.0%	$2,325.2
SG&A as a % of gross profit	84.3%	(4.5)%	88.8%	18.1%	70.7%
(1)Amounts are net of intercompany eliminations.
(2)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 13 for details of share-based compensation expense by grant type.
(3)Includes IT expenses, non-CAF bad debt, insurance, travel, charitable contributions, preopening and relocation costs and other administrative expenses.
Fiscal 2024 Versus Fiscal 2023 (Decrease of $201.0 million or 8.1%). Factors contributing to the net decrease include the following:
~~•~~$155.9 million decrease in other overhead costs, which included a $67.2 million benefit in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Other overhead costs were also positively impacted by improvements in non-CAF uncollectable receivables that reflect improved execution at our stores and home office as well as external partners, a reduction in technology spend and favorability in staffing-related costs.
•$55.6 million decrease in compensation and benefits, excluding share-based compensation expense, driven by our continued focus in our stores and CECs on driving efficiency gains and aligning staffing levels to sales.
•$24.1 million decrease in advertising expense driven by our deliberate efforts to reduce marketing spend to align with sales. Advertising expense on a per retail unit basis was relatively consistent with the prior year. For fiscal 2025, we expect the full year spend on a per total unit basis to be consistent with fiscal 2024 at approximately $200.
•$30.5 million increase in stock-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

We anticipate that SG&A will be pressured in the first quarter of fiscal 2025 due to the receipt of $59 million in settlement proceeds during the first quarter of fiscal 2024 as well as the impact of stock-based compensation for certain retirement-eligible executives and the lapping of favorable reserve adjustments related to non-CAF uncollectable receivables, which amounts to approximately $25 million combined.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Fiscal 2024 Versus Fiscal 2023.  Interest expense of $124.8 million in fiscal 2024 was relatively consistent compared with $120.4 million in fiscal 2023.
Other Income
Other income of $10.3 million in fiscal 2024 was relatively consistent compared with $9.4 million in fiscal 2023.
Income Taxes
The effective income tax rate was 25.3% in fiscal 2024 compared with 23.9% in fiscal 2023. The increase in the effective income tax rate was primarily driven by an increase in our state effective tax rate and a decrease in tax credits.
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
CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. Historically, CAF has targeted originating approximately 5% of the total Tier 3 loan volume, which we increased to 10% during fiscal 2022 and throughout most of fiscal 2023. In response to the current environment, CAF adjusted its underwriting standards, including, towards the end of the fourth quarter of fiscal 2023, reducing its targeted percentage of Tier 3 volume from 10% to 5%. During the second quarter of fiscal 2024, CAF further adjusted its targeted percentage of Tier 3 volume to less than 5%. Within the Tier 2 space, CAF continues to originate loans on a test basis and we slightly increased our investment in this space starting in the second quarter of fiscal 2024. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.

SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 29 or 28
(In millions)	2024	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$1,677.4	9.7	$1,441.5	8.8	$1,296.8	8.7
Interest expense	(638.7)	(3.7)	(310.3)	(1.9)	(228.8)	(1.5)
Total interest margin	$1,038.7	6.0	$1,131.2	6.9	$1,068.0	7.2
Provision for loan losses	$(310.5)	(1.8)	$(317.0)	(1.9)	$(141.7)	(0.9)
CarMax Auto Finance income	$568.3	3.3	$663.4	4.1	$801.5	5.4

(1)Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 29 or 28
	2024	2023	2022
Net loans originated (in millions)	$8,270.0	$8,832.7	$9,371.2
Vehicle units financed	328,704	340,077	393,681
Net penetration rate (1)	42.9%	42.1%	42.6%
Weighted average contract rate	11.2%	9.7%	8.5%
Weighted average credit score (2)	719	708	703
Weighted average loan-to-value (LTV) (3)	88.7%	88.3%	88.7%
Weighted average term (in months)	65.4	66.0	66.6

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

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 29 or 28
(In millions)	2024	2023	2022
Total ending managed receivables	$17,391.8	$16,767.9	$15,652.3
Total average managed receivables	$17,313.2	$16,304.3	$14,934.0
Allowance for loan losses	$482.8	$507.2	$433.0
Allowance for loan losses as a percentage of ending managed receivables	2.78%	3.02%	2.77%
Net credit losses on managed receivables	$334.9	$242.8	$119.8
Net credit losses as a percentage of total average managed receivables	1.93%	1.49%	0.80%
Past due accounts as a percentage of ending managed receivables	5.44%	5.00%	4.02%
Average recovery rate (1)	53.0%	64.2%	70.8%

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

Fiscal 2024 Versus Fiscal 2023.

•CAF income decreased $95.1 million, or 14.3%, reflecting a decrease in the net interest margin percentage, partially offset by an increase in average managed receivables and a decrease in the provision for loan losses.
•Total interest margin decreased as a percentage of average managed receivables to 6.0% in fiscal 2024 compared with 6.9% in fiscal 2023. The decrease was primarily driven by higher funding costs as well as an unfavorable impact of swaps not designated as hedges for accounting purposes, partially offset by higher customer rates. While total interest margin decreased year‐over‐year, it was relatively consistent each quarter throughout fiscal 2024.
•Provision for Loan Losses
◦The current year provision of $310.5 million decreased slightly from the prior year provision of $317.0 million.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.78% as of February 29, 2024 compared with 3.02% as of February 28, 2023. The decrease in the allowance percentage from the prior year primarily reflects CAF's tightened underwriting standards in response to the current environment, partially offset by CAF's continued investment in the Tier 2 business as well as unfavorable loss performance.
•Loan Performance
◦The decline in net loan originations in fiscal 2024 resulted from decreases in used unit sales and the average amount financed, partially offset by an increase in the net penetration rate.
◦CAF net penetration for fiscal 2024 increased compared to the prior fiscal year, primarily reflecting changes in the underlying credit mix of customers applying for financing.
◦The weighted average contract rate increased to 11.2% in fiscal 2024, compared with 9.7% in the prior year. The increase was primarily due to higher rates charged to customers in response to the current interest rate environment.
◦The increase in past due accounts as a percentage of ending managed receivables for fiscal 2024 reflects an increase in delinquencies as well as our expansion of Tier 2 originations within CAF's portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.
PLANNED FUTURE ACTIVITIES
We anticipate opening a total of seven locations in fiscal 2025, including five stores, one stand-alone reconditioning center and one stand-alone auction facility. We currently estimate capital expenditures will total between $500 million and $550 million in fiscal 2025. Capital expenditures were $465.3 million in fiscal 2024. The year-over-year increase in planned spending is primarily related to the timing of spend for new stores. Planned capital spending in fiscal 2025 largely consists of spending to support our future long-term growth in stand-alone reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. We resumed our share repurchases during the third quarter of fiscal 2024 after a pause initiated during the third quarter of the prior fiscal year. For fiscal 2025, we intend to modestly accelerate the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the next twelve months and thereafter for the foreseeable future.

We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 12 and 16 for amounts outstanding as of February 29, 2024 related to debt and leases, respectively.
Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 10 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 29, 2024. See Note 11 for information related to these plans.
Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising. As of February 29, 2024, our purchase obligations and commitments were approximately $428.2 million, of which $213.3 million are due in fiscal 2025. The majority of the remaining purchase obligations and commitments are due within the next three years.
We have historically managed leverage based on a number of factors, including internal financial forecasts, consideration of CAF’s operational and capital needs, external peer benchmarking, requirements of our debt agreements and macroeconomic conditions. Generally, we expect to use our revolving credit facility and other financing sources, together with stock repurchases, to maintain a leverage profile that ensures operating flexibility while supporting continued investment in the business.
Operating Activities.  During fiscal 2024, net cash provided by operating activities totaled $458.6 million compared with $1.28 billion in fiscal 2023.
As of February 29, 2024, total inventory was $3.68 billion, representing a decrease of $48.1 million, or 1.3%, compared with the balance as of the start of the fiscal year. The decrease was primarily due to a decline in the average carrying cost of inventory driven by the net impacts of depreciation during the current fiscal year and shifts in the mix of vehicle units from non-saleable to saleable due to operational efficiencies.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $980.6 million in fiscal 2024 compared with $1.37 billion in fiscal 2023.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $506.9 million in fiscal 2024 compared with $893.3 million in fiscal 2023 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The change in net cash provided by operating activities for fiscal 2024 compared with fiscal 2023 reflected the decrease in inventory, as discussed above, combined with the prior year decrease in inventory, partially offset by the changes in auto loans receivable, as well as the net impact of volume and timing-related changes in accounts receivable and accounts payable.
Investing Activities.  Net cash used in investing activities totaled $467.0 million in fiscal 2024 compared with $425.8 million in fiscal 2023.  Capital expenditures were $465.3 million in fiscal 2024 versus $422.7 million in fiscal 2023. Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
Financing Activities.  Net cash provided by financing activities was $307.8 million in fiscal 2024, compared with net cash used in financing activities of $710.2 million in fiscal 2023.  Included in these amounts were net issuances of non-recourse notes payable of $506.9 million in fiscal 2024 compared with $893.3 million in the prior year. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).
During fiscal 2024, cash provided by financing activities was impacted by stock repurchases of $94.1 million as well as net payments on our long-term debt of $111.5 million. During fiscal 2023, cash used in financing activities was impacted by stock repurchases of $333.9 million as well as net payments on our long-term debt of $1.25 billion.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 29 or 28
Debt Description (1)	Maturity Date	2024	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,633	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	516,544	522,526
Non-recourse notes payable	Various dates through December 2030	16,866,972	16,360,092
Total debt (3)		$18,783,149	$18,382,111
Cash and cash equivalents		$574,142	$314,758
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 12 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 29, 2024, we were in compliance with these financial covenants.
See Note 12 for additional information on our revolving credit facility, term loans, senior notes and financing obligations.
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
As of February 29, 2024, $13.13 billion and $3.74 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2024, we funded a total of $6.63 billion in asset-backed term funding transactions. As of February 29, 2024, we had $2.06 billion of unused capacity in our warehouse facilities.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Notes 1(F) and 12 for additional information on the warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 29, 2024, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.36 billion remained available for repurchase. During the third quarter of fiscal 2024, we resumed our share repurchases after a pause initiated during the third quarter of the prior fiscal year. See Note 13 for more information on share repurchase activity.

Fair Value Measurements.  We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 29, 2024 and February 28, 2023, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
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
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2024 net earnings per share by approximately $0.19.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.
COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 29 or 28
(In millions)	2024	2023
Fixed-rate	$10,437.1	$10,416.4
Variable-rate (1)	6,429.9	5,943.7
Total	$16,867.0	$16,360.1

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 12.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loans; however, a portion of the variable-rate risk is mitigated by derivative instruments. Substantially all of these borrowings are variable-rate debt based on SOFR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2024 net earnings per share by approximately $0.02.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 15% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2024 net earnings per share by less than $0.01.  See Note 11 for more information on our benefit plans.
As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 29, 2024, a 10% increase in the company’s stock price would have affected fiscal 2024 net earnings per share by approximately $0.02.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2024.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 29, 2024 and February 28, 2023, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on core managed receivables
As discussed in Notes 1(H) and 4 to the consolidated financial statements, the Company maintained an allowance for loan losses on core managed receivables for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses on core managed receivables at February 29, 2024 was $389.7 million. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. The net loss estimate for core managed receivables with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for core managed receivables reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

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
April 15, 2024

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 29, 2024 and February 28, 2023, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity, for each of the years in the three-year period ended February 29, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated April 15, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
April 15, 2024

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 29 or 28
(In thousands except per share data)	2024	% (1)	2023	% (1)	2022	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$20,922,279	78.8	$23,034,286	77.6	$24,437,095	76.6
Wholesale vehicle sales	4,975,802	18.8	5,989,796	20.2	6,763,813	21.2
Other sales and revenues	637,959	2.4	660,791	2.2	699,504	2.2
NET SALES AND OPERATING REVENUES	26,536,040	100.0	29,684,873	100.0	31,900,412	100.0
COST OF SALES:
Used vehicle cost of sales	19,170,320	72.2	21,186,135	71.4	22,398,651	70.2
Wholesale vehicle cost of sales	4,419,044	16.7	5,399,969	18.2	5,999,277	18.8
Other cost of sales	233,467	0.9	298,566	1.0	214,942	0.7
TOTAL COST OF SALES	23,822,831	89.8	26,884,670	90.6	28,612,870	89.7
GROSS PROFIT	2,713,209	10.2	2,800,203	9.4	3,287,542	10.3
CARMAX AUTO FINANCE INCOME	568,271	2.1	663,404	2.2	801,507	2.5
Selling, general and administrative expenses	2,286,378	8.6	2,487,357	8.4	2,325,220	7.3
Depreciation and amortization	239,028	0.9	228,449	0.8	211,956	0.7
Interest expense	124,750	0.5	120,398	0.4	94,095	0.3
Other income	(10,271)	—	(9,401)	—	(34,568)	(0.1)
Earnings before income taxes	641,595	2.4	636,804	2.1	1,492,346	4.7
Income tax provision	162,391	0.6	152,042	0.5	341,049	1.1
NET EARNINGS	$479,204	1.8	$484,762	1.6	$1,151,297	3.6

WEIGHTED AVERAGE COMMON SHARES:
Basic	158,216		158,800		162,410
Diluted	158,707		159,771		165,176
NET EARNINGS PER SHARE:
Basic	$3.03		$3.05		$7.09
Diluted	$3.02		$3.03		$6.97

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
NET EARNINGS	$479,204	$484,762	$1,151,297
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	7,474	28,411	19,661
Net change in cash flow hedge unrecognized gains	(46,064)	115,880	52,608
Other comprehensive (loss) income, net of taxes	(38,590)	144,291	72,269
TOTAL COMPREHENSIVE INCOME	$440,614	$629,053	$1,223,566

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 29 or 28
(In thousands except share data)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$574,142	$314,758
Restricted cash from collections on auto loans receivable	506,648	470,889
Accounts receivable, net	221,153	298,783
Inventory	3,678,070	3,726,142
Other current assets	246,581	230,795
TOTAL CURRENT ASSETS	5,226,594	5,041,367
Auto loans receivable, net of allowance for loan losses of $482,790 and $507,201 as of February 29, 2024 and February 28, 2023, respectively	17,011,844	16,341,791
Property and equipment, net	3,665,530	3,430,914
Deferred income taxes	98,790	80,740
Operating lease assets	520,717	545,677
Goodwill	141,258	141,258
Other assets	532,064	600,989
TOTAL ASSETS	$27,196,797	$26,182,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$933,708	$826,592
Accrued expenses and other current liabilities	523,971	478,964
Current portion of operating lease liabilities	57,161	53,287
Current portion of long-term debt	313,282	111,859
Current portion of non-recourse notes payable	484,167	467,609
TOTAL CURRENT LIABILITIES	2,312,289	1,938,311
Long-term debt, excluding current portion	1,602,355	1,909,361
Non-recourse notes payable, excluding current portion	16,357,301	15,865,776
Operating lease liabilities, excluding current portion	496,210	523,828
Other liabilities	354,902	332,383
TOTAL LIABILITIES	21,123,057	20,569,659

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 157,611,939 and 158,079,033 shares issued and outstanding as of February 29, 2024 and February 28, 2023, respectively	78,806	79,040
Capital in excess of par value	1,808,746	1,713,074
Accumulated other comprehensive income	59,279	97,869
Retained earnings	4,126,909	3,723,094
TOTAL SHAREHOLDERS’ EQUITY	6,073,740	5,613,077
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,196,797	$26,182,736

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net earnings	$479,204	$484,762	$1,151,297
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	260,414	265,224	273,188
Share-based compensation expense	119,720	85,592	109,197
Provision for loan losses	310,516	317,013	141,692
Provision for cancellation reserves	80,311	98,137	114,928
Deferred income tax (benefit) provision	(4,800)	(6,550)	15,000
Other	9,252	4,773	(19,139)

Net decrease (increase) in:
Accounts receivable, net	77,630	262,201	(288,195)
Inventory	48,072	1,398,427	(1,967,432)
Other current assets	39,939	103,222	(80,790)
Auto loans receivable, net	(980,569)	(1,369,103)	(1,941,574)
Other assets	(13,902)	(52,286)	(32,272)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	118,511	(197,687)	175,106
Other liabilities	(85,681)	(110,393)	(200,456)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	458,617	1,283,332	(2,549,450)
INVESTING ACTIVITIES:
Capital expenditures	(465,307)	(422,710)	(308,534)
Proceeds from disposal of property and equipment	1,351	5,190	260
Proceeds from sale of business	—	—	12,298
Purchases of investments	(6,193)	(12,526)	(24,614)
Sales and returns of investments	3,151	4,280	38,408
Business acquisition, net of cash acquired	—	—	(241,563)
NET CASH USED IN INVESTING ACTIVITIES	(466,998)	(425,766)	(523,745)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	134,600	3,020,700	7,684,400
Payments on long-term debt	(246,067)	(4,275,353)	(5,752,796)
Cash paid for debt issuance costs	(21,633)	(19,781)	(20,132)
Payments on finance lease obligations	(16,674)	(12,200)	(11,923)
Issuances of non-recourse notes payable	12,380,050	14,333,896	14,328,298
Payments on non-recourse notes payable	(11,873,169)	(13,440,603)	(12,626,308)
Repurchase and retirement of common stock	(94,086)	(333,932)	(576,478)
Equity issuances	44,766	17,093	79,805
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	307,787	(710,180)	3,104,866
Increase in cash, cash equivalents, and restricted cash	299,406	147,386	31,671
Cash, cash equivalents, and restricted cash at beginning of year	951,004	803,618	771,947
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$1,250,410	$951,004	$803,618

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$574,142	$314,758	$102,716
Restricted cash from collections on auto loans receivable	506,648	470,889	548,099
Restricted cash included in other assets	169,620	165,357	152,803
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$1,250,410	$951,004	$803,618

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2021	163,172	$81,586	$1,513,821	$2,887,897	$(118,691)	$4,364,613
Net earnings	—	—	—	1,151,297	—	1,151,297
Other comprehensive income	—	—	—	—	72,269	72,269
Share-based compensation expense	—	—	56,762	—	—	56,762
Shares issued for acquisition	776	388	90,183	—	—	90,571
Repurchases of common stock	(4,475)	(2,237)	(44,260)	(515,128)	—	(561,625)
Exercise of common stock options	1,302	651	79,154	—	—	79,805
Stock incentive plans, net shares issued	279	139	(18,392)	—	—	(18,253)
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	484,762	—	484,762
Other comprehensive income	—	—	—	—	144,291	144,291
Share-based compensation expense	—	—	62,025	—	—	62,025
Repurchases of common stock	(3,404)	(1,702)	(35,807)	(285,734)	—	(323,243)
Exercise of common stock options	268	134	16,959	—	—	17,093
Stock incentive plans, net shares issued	161	81	(7,371)	—	—	(7,290)
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	479,204	—	479,204
Other comprehensive loss	—	—	—	—	(38,590)	(38,590)
Share-based compensation expense	—	—	70,956	—	—	70,956
Repurchases of common stock	(1,334)	(667)	(15,351)	(75,389)	—	(91,407)
Exercise of common stock options	752	376	44,390	—	—	44,766
Stock incentive plans, net shares issued	115	57	(4,323)	—	—	(4,266)
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(A)Business and Background
CarMax, Inc. (“we,” “our,” “us,” “CarMax” and “the company”), including its wholly owned subsidiaries, is the nation’s largest retailer of used vehicles. We operate in two reportable segments:  CarMax Sales Operations and CarMax Auto Finance (“CAF”).  Our CarMax Sales Operations segment consists of all aspects of our auto merchandising and service operations, excluding financing provided by CAF. Our CAF segment consists solely of our own finance operation that provides financing to customers buying retail vehicles from CarMax. On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), which does not meet the quantitative thresholds to be considered a reportable segment. See Note 19 for additional information on our reportable segments.
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
(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less were $484.3 million as of February 29, 2024 and $229.5 million as of February 28, 2023.
(D)Restricted Cash from Collections on Auto Loans Receivable
Cash equivalents, totaling $506.6 million as of February 29, 2024 and $470.9 million as of February 28, 2023, consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.
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
See Notes 4 and 12 for additional information on auto loans receivable and non-recourse notes payable.
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
(J)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $118.2 million as of February 29, 2024 and $113.7 million as of February 28, 2023.

Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other income. Other investments totaled $137.3 million as of February 29, 2024 and $133.2 million as of February 28, 2023.
(K)Financing Obligations
We generally account for sale-leaseback transactions as financing obligations.  Accordingly, we record certain of the assets subject to these transactions on our consolidated balance sheets in property and equipment and the related sales proceeds as financing obligations in long-term debt.  Depreciation is recognized on the assets over their estimated useful lives, generally 25 years.  A portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligation.  In the event the sale-leasebacks are modified or extended beyond their original term, the related obligation is increased based on the present value of the revised future minimum lease payments on the date of the modification, with a corresponding increase to the net carrying amount of the assets subject to these transactions.  See Note 12 for additional information on financing obligations.
(L)Accrued Expenses
As of February 29, 2024 and February 28, 2023, accrued expenses and other current liabilities included accrued compensation and benefits of $192.4 million and $159.3 million, respectively; loss reserves for general liability and workers’ compensation insurance of $51.9 million and $47.5 million, respectively; our vehicle return reserves of $97.8 million and $95.9 million, respectively; and the current portion of cancellation reserves. See Note 9 for additional information on cancellation reserves.
(M)Defined Benefit Plan Obligations
The recognized funded status of defined benefit retirement plan obligations is included both in accrued expenses and other current liabilities and in other liabilities.  The current portion represents benefits expected to be paid from our benefit restoration plan over the next 12 months.  The defined benefit retirement plan obligations are determined using a number of actuarial assumptions.  Key assumptions used in measuring the plan obligations include the discount rate, rate of return on plan assets and mortality rate.  See Note 11 for additional information on our benefit plans.
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
(Q)Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; rent and other occupancy costs; advertising; and other, including IT expenses, non-CAF bad debt, insurance, travel, charitable contributions, preopening and relocation costs, and other administrative expenses.
(R)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $265.6 million in fiscal 2024, $295.6 million in fiscal 2023 and $332.2 million in fiscal 2022.
(S) Location Opening Expenses
Costs related to location openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.

(T)Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis, net of estimated forfeitures, over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair values of restricted stock, stock-settled performance stock units and stock-settled deferred stock units are based on the closing prices on the date of the grant.  The fair value of stock-settled market stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the closing price of CarMax common stock as of the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense.  See Note 13 for additional information on stock-based compensation.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained upon review by tax authorities. Benefits recognized from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences impact income tax expense in the period in which the determination is made. Interest and penalties related to income tax matters are included in SG&A expenses. See Note 10 for additional information on income taxes.
(W) Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings available for basic common shares by the weighted average number of shares of common stock outstanding.  Diluted net earnings per share is computed by dividing net earnings available for diluted common shares by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common stock.  Diluted net earnings per share is calculated using the “if-converted” treasury stock method.  See Note 14 for additional information on net earnings per share.
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
Effective in Future Periods
In October 2023, the FASB issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
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
In March 2024, the SEC issued final rules to enhance public company disclosures related to the risks and impacts of climate-related matters, and in April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, if adopted, include a requirement to disclose climate-related risks and the material impacts that severe weather events and other natural conditions have had, or are reasonably likely to have, on the company. The rules also require disclosures related to management and the board of directors’ governance over such risks. The new disclosure rules, absent the results of pending legal challenges, are currently expected to be effective for our Form 10-K for the year-ended February 28, 2026, except for those relating to greenhouse gas emissions, which are expected to be effective for our Form 10-K for the year-ended February 28, 2027. We are in the process of evaluating the impacts of these new rules.

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
Disaggregation of Revenue

	Years Ended February 29 or 28
(In millions)	2024	2023	2022
Used vehicle sales	$20,922.3	$23,034.3	$24,437.1
Wholesale vehicle sales	4,975.8	5,989.8	6,763.8
Other sales and revenues:
Extended protection plan revenues	401.8	422.3	478.4
Third-party finance (fees)/income, net	(5.8)	7.0	1.5
Advertising & subscription revenues (1)	135.8	133.3	101.8
Service revenues	85.1	82.3	81.8
Other	21.1	15.9	36.0
Total other sales and revenues	638.0	660.8	699.5
Total net sales and operating revenues	$26,536.0	$29,684.9	$31,900.4

(1)     Excludes intersegment sales and operating revenues that have been eliminated in consolidation. See Note 19 for further details.

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 30-day/1,500 mile, money-back guarantee.  In May 2024, we will replace our 30-day money-back guarantee with a 10-day money-back guarantee. We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-day/4,000-mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 18 for additional information on this warranty and its related obligation.
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
EPP Revenues. We also sell ESP and GAP products on behalf of unrelated third parties, who are primarily responsible for fulfilling the contract, to customers who purchase a retail vehicle.  The ESPs we currently offer on all used vehicles provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. We recognize revenue, on a net basis, at the time of sale. We also record a reserve, or refund liability, for estimated contract cancellations.  The reserve for cancellations is evaluated for each product and is based on forecasted forward cancellation curves utilizing historical experience, recent trends and credit mix of the customer base.  Our risk related to contract cancellations is limited to the revenue that we receive.  Cancellations fluctuate depending on the volume of EPP sales, customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product.  The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities.  See Note 9 for additional information on cancellation reserves.

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of February 29, 2024 and February 28, 2023, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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

Components of CAF Income

	Years Ended February 29 or 28
(In millions)	2024	% (1)	2023	% (1)	2022	% (1)
Interest margin:
Interest and fee income	$1,677.4	9.7	$1,441.5	8.8	$1,296.8	8.7
Interest expense	(638.7)	(3.7)	(310.3)	(1.9)	(228.8)	(1.5)
Total interest margin	1,038.7	6.0	1,131.2	6.9	1,068.0	7.2
Provision for loan losses	(310.5)	(1.8)	(317.0)	(1.9)	(141.7)	(0.9)
Total interest margin after provision for loan losses	728.2	4.2	814.2	5.0	926.3	6.2
Direct expenses:
Payroll and fringe benefit expense	(66.5)	(0.4)	(62.8)	(0.4)	(50.5)	(0.3)
Depreciation and amortization	(16.5)	(0.1)	(15.5)	(0.1)	(6.6)	—
Other direct expenses	(76.9)	(0.4)	(72.4)	(0.4)	(67.7)	(0.5)
Total direct expenses	(159.9)	(0.9)	(150.8)	(0.9)	(124.8)	(0.8)
CarMax Auto Finance income	$568.3	3.3	$663.4	4.1	$801.5	5.4

Total average managed receivables	$17,313.2		$16,304.3		$14,934.0

 (1)    Percent of total average managed receivables.

4. AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement. We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $16.87 billion as of February 29, 2024, and $16.36 billion as of February 28, 2023. See Notes 1(F) and 12 for additional information on securitizations and non-recourse notes payable.
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

Auto Loans Receivable, Net

	As of February 29 or 28
(In millions)	2024	2023
Asset-backed term funding	$12,638.2	$12,242.8
Warehouse facilities	3,744.6	3,649.9
Overcollateralization (1)	790.9	739.9
Other managed receivables (2)	218.1	135.3
Total ending managed receivables	17,391.8	16,767.9
Accrued interest and fees	90.9	78.0
Other	11.9	3.1
Less: allowance for loan losses	(482.8)	(507.2)
Auto loans receivable, net	$17,011.8	$16,341.8

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
Ending Managed Receivables by Major Credit Grade

	As of February 29, 2024
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$3,922.7	$2,660.6	$1,635.1	$614.0	$268.7	$40.0	$9,141.1	52.6
B	2,370.8	1,738.8	1,225.9	493.3	233.4	61.3	6,123.5	35.2
C and other	344.1	498.6	400.3	192.2	86.6	26.9	1,548.7	8.9
Total core managed receivables	6,637.6	4,898.0	3,261.3	1,299.5	588.7	128.2	16,813.3	96.7
Other managed receivables (4):
C and other	299.0	176.3	72.6	9.3	12.1	9.2	578.5	3.3
Total ending managed receivables	$6,936.6	$5,074.3	$3,333.9	$1,308.8	$600.8	$137.4	$17,391.8	100.0

Gross charge-offs	$111.0	$248.6	$129.8	$41.0	$19.7	$11.4	$561.5

	As of February 28, 2023
	Fiscal Year of Origination (1)
(In millions)	2023	2022	2021	2020	2019	Prior to 2019	Total	% (2)
Core managed receivables (3):
A	$3,890.9	$2,555.3	$1,112.0	$677.1	$218.3	$36.3	$8,489.9	50.6
B	2,497.5	1,839.9	816.2	488.9	215.1	56.0	5,913.6	35.3
C and other	732.7	609.5	314.5	169.3	74.1	25.6	1,925.7	11.5
Total core managed receivables	7,121.1	5,004.7	2,242.7	1,335.3	507.5	117.9	16,329.2	97.4
Other managed receivables (4):
C and other	272.0	112.5	15.0	21.1	13.2	4.9	438.7	2.6
Total ending managed receivables	$7,393.1	$5,117.2	$2,257.7	$1,356.4	$520.7	$122.8	$16,767.9	100.0

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total ending managed receivables.
(3)Represents CAF’s Tier 1 originations.
(4)Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses. The allowance for loan losses at February 29, 2024 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.
The output of the method is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the National Automobile Dealers Association used vehicle price index are used to predict changes in gross loss and recovery rates, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the method for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.
Allowance for Loan Losses

	As of February 29, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	$401.5	$105.7	$507.2	3.02
Charge-offs	(471.6)	(89.9)	(561.5)
Recoveries (2)	197.3	29.3	226.6
Provision for loan losses	262.5	48.0	310.5
Balance as of end of year	$389.7	$93.1	$482.8	2.78

	As of February 28, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of year	$377.5	$55.5	$433.0	2.77
Charge-offs	(348.1)	(54.4)	(402.5)
Recoveries (2)	142.5	17.2	159.7
Provision for loan losses	229.6	87.4	317.0
Balance as of end of year	$401.5	$105.7	$507.2	3.02

(1)Percent of total ending managed receivables.
(2)Net of costs incurred to recover vehicle.
During fiscal 2024, the allowance for loan losses as a percent of total ending managed receivables decreased by 24 basis points. The decrease was primarily driven by the impact of our tightened underwriting standards in response to the current environment, partially offset by unfavorable loss performance as well as our continued investment in the Tier 2 business. The increase in net charge-offs primarily reflects continued customer hardship in the current economic environment. The allowance for loan losses as of February 29, 2024 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
Past Due Receivables. An account is considered delinquent when the related customer fails to make a substantial portion of a scheduled payment on or before the due date. In general, accounts are charged-off on the last business day of the month during which the earliest of the following occurs: the receivable is 120 days or more delinquent as of the last business day of the month, the related vehicle is repossessed and liquidated, or the receivable is otherwise deemed uncollectable. For purposes of determining impairment, auto loans are evaluated collectively, as they represent a large group of smaller-balance homogeneous loans, and therefore, are not individually evaluated for impairment.
Past Due Receivables

	As of February 29, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,088.1	$5,666.3	$1,243.7	$15,998.1	$447.1	$16,445.2	94.56
Delinquent loans:
31-60 days past due	32.1	271.3	162.9	466.3	68.1	534.4	3.07
61-90 days past due	15.1	149.4	118.5	283.0	53.0	336.0	1.93
Greater than 90 days past due	5.8	36.5	23.6	65.9	10.3	76.2	0.44
Total past due	53.0	457.2	305.0	815.2	131.4	946.6	5.44
Total ending managed receivables	$9,141.1	$6,123.5	$1,548.7	$16,813.3	$578.5	$17,391.8	100.00

	As of February 28, 2023
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$8,450.3	$5,540.2	$1,612.3	$15,602.8	$327.6	$15,930.4	95.00
Delinquent loans:
31-60 days past due	25.1	225.7	175.4	426.2	60.6	486.8	2.90
61-90 days past due	10.6	120.0	114.5	245.1	42.1	287.2	1.71
Greater than 90 days past due	3.9	27.7	23.5	55.1	8.4	63.5	0.39
Total past due	39.6	373.4	313.4	726.4	111.1	837.5	5.00
Total ending managed receivables	$8,489.9	$5,913.6	$1,925.7	$16,329.2	$438.7	$16,767.9	100.00

(1)Percent of total ending managed receivables.

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $48.5 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the years ended February 29, 2024 and February 28, 2023, we recognized expense of $20.8 million and income of $24.5 million, respectively, in CAF income representing these changes in fair value.
As of February 29, 2024 and February 28, 2023, we had interest rate swaps outstanding with a combined notional amount of $5.21 billion and $4.49 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of February 29, 2024 and February 28, 2023, we had interest rate swaps with a combined notional amount of $0.70 billion and $1.14 billion, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
See Note 6 for discussion of fair values of financial instruments and Note 15 for the effect on comprehensive income.
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
Items Measured at Fair Value on a Recurring Basis

	As of February 29, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,164,270	$—	$1,164,270
Mutual fund investments	24,312	—	24,312
Derivative instruments designated as hedges	—	45,761	45,761
Derivative instruments not designated as hedges	—	13,064	13,064
Total assets at fair value	$1,188,582	$58,825	$1,247,407

Percent of total assets at fair value	95.3%	4.7%	100.0%
Percent of total assets	4.4%	0.2%	4.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(2,302)	$(2,302)
Total liabilities at fair value	$—	$(2,302)	$(2,302)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$865,943	$—	$865,943
Mutual fund investments	22,671	—	22,671
Derivative instruments designated as hedges	—	97,328	97,328
Derivative instruments not designated as hedges	—	33,870	33,870
Total assets at fair value	$888,614	$131,198	$1,019,812

Percent of total assets at fair value	87.1%	12.9%	100.0%
Percent of total assets	3.4%	0.5%	3.9%

Liabilities:
Total liabilities at fair value	$—	$—	$—

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 29, 2024 and February 28, 2023, respectively, are as follows:

(In thousands)	As of February 29, 2024	As of February 28, 2023
Carrying value	$400,000	$500,000
Fair value	$380,249	$473,749

7. PROPERTY AND EQUIPMENT

	As of February 29 or 28
(In thousands)	2024	2023
Land	$990,225	$947,734
Land held for development (1)	193,923	62,770
Buildings	2,612,746	2,454,937
Leasehold improvements	361,850	356,974
Furniture, fixtures and equipment	586,813	559,927
Construction in progress	117,352	156,925
Software	385,867	314,454
Finance leases	230,537	192,117
Total property and equipment	5,479,313	5,045,838
Less: accumulated depreciation and amortization	(1,813,783)	(1,614,924)
Property and equipment, net	$3,665,530	$3,430,914

 (1)    Land held for development represents land owned for potential location growth.

Depreciation expense was $261.4 million in fiscal 2024, $244.4 million in fiscal 2023 and $215.3 million in fiscal 2022.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
We test goodwill for impairment annually as of December 1, or whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which are determined in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. The goodwill acquired as part of the Edmunds acquisition was allocated to two of our reporting units – CarMax Sales Operations and Edmunds – with carrying values of $98.9 million and $42.4 million, respectively. No impairment was recognized in fiscal 2024 or fiscal 2023.

Intangibles

	As of February 29, 2024
	Gross Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(20,782)	32,118
Customer relationships	133,200	(21,547)	111,653
Total intangible assets	$218,000	$(42,329)	$175,671

	As of February 28, 2023
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(13,225)	39,675
Customer relationships	133,200	(13,712)	119,488
Total intangible assets	$218,000	$(26,937)	$191,063

The intangible assets above relate to the acquisition of Edmunds on June 1, 2021.
Amortization expense of intangible assets was $15.4 million in both fiscal 2024 and fiscal 2023.
We estimate that amortization expense related to intangible assets will be $15.4 million in each of the next four fiscal years and $9.7 million in the subsequent fiscal year.
9. CANCELLATION RESERVES
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
Cancellation Reserves

	As of February 29 or 28
(In millions)	2024	2023
Balance as of beginning of year	$139.2	$144.7
Cancellations	(91.2)	(103.6)
Provision for future cancellations	80.3	98.1
Balance as of end of year	$128.3	$139.2

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 29, 2024 and February 28, 2023, the current portion of cancellation reserves was $69.7 million and $76.1 million, respectively.
10. INCOME TAXES
Income Tax Provision

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Current:
Federal	$140,480	$128,994	$264,194
State	26,711	29,598	61,855
Total	167,191	158,592	326,049
Deferred:
Federal	(6,542)	(1,118)	10,560
State	1,742	(5,432)	4,440
Total	(4,800)	(6,550)	15,000
Income tax provision	$162,391	$152,042	$341,049

Effective Income Tax Rate Reconciliation

	Years Ended February 29 or 28
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	3.4	3.7
Share-based compensation	0.2	—	(1.8)
Nondeductible and other items	1.7	1.5	0.7
Credits	(1.5)	(2.0)	(0.7)
Effective income tax rate	25.3%	23.9%	22.9%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 29 or 28
(In thousands)	2024	2023
Deferred tax assets:
Accrued expenses and other	$93,690	$102,611
Allowance for loan losses	117,618	123,636
Prepaid expenses	2,902	3,484
Net operating loss carryforwards and other tax attributes	29,670	35,184
Operating lease liabilities	139,124	146,006
Share-based compensation	43,689	37,165
Capital loss carry forward	701	847
Total deferred tax assets	427,394	448,933
Less: valuation allowance	(701)	(1,305)
Total deferred tax assets after valuation allowance	426,693	447,628
Deferred tax liabilities:
Intangibles	43,060	47,072
Property and equipment	101,796	113,015
Operating lease assets	130,181	137,617
Inventory	18,933	14,512
Derivatives	33,933	54,672
Total deferred tax liabilities	327,903	366,888
Net deferred tax asset	$98,790	$80,740

As of the fiscal year ended February 29, 2024, CarMax’s net operating loss carryforwards and other tax attributes include a deferred tax asset of $0.9 million related to U.S. federal net operating loss carryforwards that have no expiration; a deferred tax asset of $12.6 million related to U.S. federal tax credit carryforwards, which expire between 2024 and 2041; a deferred tax asset of $3.0 million, related to state net operating loss carryforwards, which generally expire between 2024 and 2038; and a deferred tax asset of $12.5 million related to state tax credit carryforwards that have no expiration.
Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 29, 2024 relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.

Reconciliation of Unrecognized Tax Benefits

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Balance at beginning of year	$27,092	$24,765	$28,997
Increases for tax positions of prior years	397	114	432
Decreases for tax positions of prior years	(172)	(19)	(5,056)
Increases based on tax positions related to the current year	3,627	3,813	2,657
Settlements	(386)	(79)	(391)
Lapse of statute	(1,741)	(1,502)	(1,874)
Balance at end of year	$28,817	$27,092	$24,765

As of February 29, 2024, we had $28.8 million of gross unrecognized tax benefits, $12.1 million of which, if recognized, would affect our effective tax rate.  Within the next 12 months it is reasonably possible that statutes will expire, and the previously unrecognized tax benefit related to the prepayment of services provided by related entities will be recognized. Recognition of this benefit will decrease the gross unrecognized tax benefit by approximately $14.0 million and would not materially impact our effective tax rate. Additionally, it is reasonably possible that other unrecognized tax benefits will increase or decrease during the next 12 months. As of February 28, 2023, we had $27.1 million of gross unrecognized tax benefits, $10.6 million of which, if recognized, would affect our effective tax rate.  As of February 28, 2022, we had $24.8 million of gross unrecognized tax benefits, $8.5 million of which, if recognized, would affect our effective tax rate.
Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $5.3 million, $4.0 million and $3.4 million as of February 29, 2024, February 28, 2023 and February 28, 2022, respectively.
The Inflation Reduction Act of 2022 included a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year period. The CAMT is effective for tax periods beginning with fiscal 2024; however, we do not expect to have a CAMT liability.
CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2020.
11. BENEFIT PLANS
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
Benefit Plan Information

	As of February 29 or 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2024	2023	2024	2023	2024	2023
Plan assets	$202,382	$190,007	$—	$—	$202,382	$190,007
Projected benefit obligation	208,200	209,298	8,677	9,043	216,877	218,341
Funded status recognized	$(5,818)	$(19,291)	$(8,677)	$(9,043)	$(14,495)	$(28,334)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(645)	$(639)	$(645)	$(639)
Noncurrent liability	(5,818)	(19,291)	(8,032)	(8,404)	(13,850)	(27,695)
Net amount recognized	$(5,818)	$(19,291)	$(8,677)	$(9,043)	$(14,495)	$(28,334)

	Pension Plan			Restoration Plan			Total
(In thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Total net pension (benefit) expense	$(3,842)	$(3,443)	$(2,493)	$452	$429	$425	$(3,390)	$(3,014)	$(2,068)
Total net actuarial gain(1)	$(9,114)	$(33,110)	$(21,941)	$(175)	$(1,726)	$(576)	$(9,289)	$(34,836)	$(22,517)

(1)     Changes recognized in Accumulated Other Comprehensive Income.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2024 or 2023. There were no employer contributions in fiscal 2024 and 2023. The net actuarial gain in a fiscal year is recognized in accumulated other comprehensive income and may later be recognized as a component of future pension expense. In fiscal 2025, we anticipate that $0.4 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive income.  Estimated actuarial losses to be amortized from accumulated other comprehensive income for the restoration plan are not expected to be significant.
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
Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to make $0.3 million in contributions to the pension plan in fiscal 2025. We expect the pension plan to make benefit payments of approximately $7.5 million for each of the next three fiscal years, and $8.8 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.6 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 29 or 28
	Pension Plan		Restoration Plan
	2024	2023	2024	2023
Discount rate	5.35%	5.20%	5.35%	5.20%

Assumptions Used to Determine Net Pension Expense

	As of February 29 or 28
	Pension Plan			Restoration Plan
	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	3.45%	2.95%	5.20%	3.45%	2.95%
Expected rate of return on plan assets	7.25%	7.50%	7.50%	—%	—%	—%

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
Fair Value of Plan Assets

	As of February 29 or 28
(In thousands)	2024	2023
Mutual funds (Level 1):
Equity securities – international	$13,900	$17,578
Collective funds (NAV):
Short-term investments	1,676	1,856
Equity securities	67,602	86,010
Fixed income securities	119,204	84,557
Interest receivable	—	6
Total	$202,382	$190,007

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We currently target allocating approximately 40% of plan assets to equity and equity-related instruments and approximately 60% to fixed income securities. In fiscal 2023, we targeted allocating 55% of the plan assets to equity and equity-related instruments and 45% to fixed income securities and, prior to fiscal 2023, we targeted allocating approximately 75% of the plan assets to equity and equity-related instruments and approximately 25% to fixed income securities. Equity securities are currently composed of both collective funds and mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2025.
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
(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $68.1 million in fiscal 2024, $64.0 million in fiscal 2023 and $63.8 million in fiscal 2022.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2024, fiscal 2023 and fiscal 2022.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the

Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2024, fiscal 2023 and fiscal 2022.
12. DEBT

(In thousands)		As of February 29 or 28
Debt Description (1)	Maturity Date	2024	2023
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	300,000	300,000
Term loan (2)	October 2026	699,633	699,493
3.86% Senior notes	April 2023	—	100,000
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	516,544	522,526
Non-recourse notes payable	Various dates through December 2030	16,866,972	16,360,092
Total debt		18,783,149	18,382,111
Less: current portion		(797,449)	(579,468)
Less: unamortized debt issuance costs		(26,044)	(27,506)
Long-term debt, net		$17,959,656	$17,775,137

 (1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
 (2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 29, 2024, the unused capacity of $2.00 billion was fully available to us.
The weighted average interest rate on outstanding short-term and long-term debt was 3.99% in fiscal 2024, 2.87% in fiscal 2023 and 1.97% in fiscal 2022.
Term Loans.  Borrowings under our $300 million and $700 million term loans are available for working capital and general corporate purposes. The interest rate on our term loans was 6.31% in fiscal 2024, 5.47% in fiscal 2023 and 1.01% in fiscal 2022. The $300 million term loan matures in June 2024 and was therefore classified as current. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes.  The 3.86% senior notes matured during the first quarter of fiscal 2024. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of February 29, 2024, all notes were classified as long-term as no repayments are scheduled to be made within the next 12 months.
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

Future maturities of financing obligations were as follows:

(In thousands)	As of February 29, 2024
Fiscal 2025	$55,315
Fiscal 2026	60,223
Fiscal 2027	50,872
Fiscal 2028	50,464
Fiscal 2029	52,277
Thereafter	716,725
Total payments	985,876
Less: interest	(469,332)
Present value of financing obligations	$516,544

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
Information on our funding vehicles of non-recourse notes payable as of February 29, 2024 are as follows:

(In billions)	Capacity
Warehouse facilities:
March 2024 expiration	$2.80
August 2024 expiration	2.30
December 2024 expiration	0.70
Combined warehouse facility limit	$5.80
Unused capacity	$2.06

Non-recourse notes payable outstanding:
Warehouse facilities	$3.74
Asset-backed term funding transactions	13.13
Non-recourse notes payable	$16.87

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In March 2024, we extended the $2.8 billion facility with an expiration date of March 2025 and increased the capacity by $300 million to $3.1 billion. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change. These changes could have a significant impact on our funding costs.
See Notes 1(F) and 4 for additional information on the related auto loans receivable.
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2024, fiscal 2023 and fiscal 2022, we capitalized interest of $6.2 million, $5.6 million, and $5.9 million, respectively.
Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of February 29, 2024, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
13. STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.
(B) Share Repurchase Program
During the third quarter of fiscal 2024, we resumed our share repurchase program after having paused it during the third quarter of the prior fiscal year. As of February 29, 2024, a total of $4 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.36 billion remained available for repurchase.
 Common Stock Repurchases

	Years Ended February 29 or 28
	2024	2023	2022
Number of shares repurchased (in thousands)	1,334.1	3,403.9	4,475.2
Average cost per share	$68.33	$94.95	$125.49
Available for repurchase, as of end of year (in millions)	$2,360.1	$2,451.3	$774.5

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
As of February 29, 2024, a total of 62,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 6,398,083 as of that date.
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
Other Share-Based Incentives
Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. Beginning with the fiscal 2022 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.
For the first year of the fiscal 2022 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified a performance adjustment factor of 200%. For the second and third-year periods of the fiscal 2022 awards, the first and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets are based on annual pretax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the second-year period of the fiscal 2022 awards and the first-year period of the fiscal 2023 awards, the board certified a performance adjustment factor of 4%. For the third-year period of the fiscal 2023 awards and the second- and third-year periods of the fiscal 2024 awards, the remaining awarded 65,077 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of February 29, 2024, 97,584 units were outstanding at a weighted average grant date fair value per share of $87.61.
Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board of directors that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 29, 2024, 97,001 units were outstanding at a weighted average grant date fair value of $89.80.
Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of February 29, 2024, there were no shares outstanding.
Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 1,749,564 shares remaining available for issuance under the plan as of February 29, 2024. Associate contributions are limited to 10% of eligible compensation, up to a maximum of $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 264,628 shares at an average price per share of $73.74 during fiscal 2024, 251,651 shares at an average price per share of $81.40 during fiscal 2023 and 160,093 shares at an average price per share of $125.22 during fiscal 2022.
(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Cost of sales	$4,644	$2,269	$4,924
CarMax Auto Finance income	3,643	2,295	5,043
Selling, general and administrative expenses	114,090	83,608	101,966
Share-based compensation expense, before income taxes	$122,377	$88,172	$111,933

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Nonqualified stock options	$50,456	$38,629	$33,598
Cash-settled restricted stock units (RSUs)	48,762	23,567	52,435
Stock-settled market stock units (MSUs)	16,298	15,617	13,984
Other share-based incentives:
Stock-settled performance stock units (PSUs)	2,046	5,123	6,289
Stock-settled deferred stock units (DSUs)	1,850	1,850	1,925
Restricted stock (RSAs)	307	806	966
Employee stock purchase plan	2,658	2,580	2,736
Total other share-based incentives	6,861	10,359	11,916
Share-based compensation expense, before income taxes	$122,377	$88,172	$111,933

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 29, 2024
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$42.1	1.6
Stock-settled market stock units	15.6	1.5
Stock-settled performance stock units	0.5	1.0
Total	$58.2	1.5

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
The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 29, 2024, February 28, 2023 or February 28, 2022.
Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2023	6,776	$82.28
Options granted	1,554	70.55
Options exercised	(752)	59.56
Options forfeited or expired	(185)	85.95
Outstanding as of February 29, 2024	7,393	$82.03	3.7	$42,459

Exercisable as of February 29, 2024	4,323	$79.97	2.6	$27,379

Stock Option Information

	Years Ended February 29 or 28
	2024	2023	2022
Options granted	1,554,029	1,301,862	922,475
Weighted average grant date fair value per share	$29.11	$33.24	$42.31
Cash received from options exercised (in millions)	$44.8	$17.1	$79.8
Intrinsic value of options exercised (in millions)	$15.0	$7.3	$95.2
Realized tax benefits (in millions)	$3.6	$1.8	$20.6

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
Assumptions Used to Estimate Option Values

	Years Ended February 29 or 28
	2024			2023			2022
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	39.2%	-	45.9%	38.7%	-	53.6%	31.8%	-	37.6%
Weighted average expected volatility			44.6%			39.5%			36.2%
Risk-free interest rate (2)	3.6%	-	5.5%	0.4%	-	4.7%	—%	-	1.4%
Expected term (in years) (3)			4.6			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.
Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2023	1,004	$97.19
Stock units granted	915	70.69
Stock units vested and converted	(501)	93.29
Stock units cancelled	(121)	81.96
Outstanding as of February 29, 2024	1,297	$81.42

Cash-Settled Restricted Stock Unit Information

	Years Ended February 29 or 28
	2024	2023	2022
Stock units granted	915,122	677,783	378,382
Initial weighted average grant date fair value per share	$70.69	$91.14	$136.46
Payments (before payroll tax withholdings) upon
vesting (in millions)	$39.0	$67.1	$92.6
Realized tax benefits (in millions)	$9.7	$16.8	$23.0

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 29, 2024
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2025	$34,794	$92,784
Fiscal 2026	25,212	67,231
Fiscal 2027	13,215	35,240
Total expected cash settlements	$73,221	$195,255

(1)Net of estimated forfeitures.
Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2023	404	$120.61
Stock units granted	187	99.86
Stock units vested and converted	(189)	94.02
Stock units cancelled	(19)	118.50
Outstanding as of February 29, 2024	383	$123.73

Stock-Settled Market Stock Unit Information

	Years Ended February 29 or 28
	2024	2023	2022
Stock units granted	186,678	140,743	82,061
Weighted average grant date fair value per share	$99.86	$125.37	$178.15
Realized tax benefits (in millions)	$2.3	$2.9	$10.4

14. NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 29 or 28
(In thousands except per share data)	2024	2023	2022
Net earnings	$479,204	$484,762	$1,151,297

Weighted average common shares outstanding	158,216	158,800	162,410
Dilutive potential common shares:
Stock options	272	688	2,268
Stock-settled restricted stock units	219	283	498
Weighted average common shares and dilutive
potential common shares	158,707	159,771	165,176

Basic net earnings per share	$3.03	$3.05	$7.09
Diluted net earnings per share	$3.02	$3.03	$6.97

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2024, fiscal 2023 and fiscal 2022, options to purchase 5,791,423 shares, 2,217,957 shares and 750,516 shares of common stock, respectively, were not included.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge Gains	Comprehensive
(In thousands, net of income taxes)	Losses	(Losses)	Income (Loss)
Balance as of February 28, 2021	$(92,662)	$(26,029)	$(118,691)
Other comprehensive income before reclassifications	17,034	40,211	57,245
Amounts reclassified from accumulated other
comprehensive income (loss)	2,627	12,397	15,024
Other comprehensive income	19,661	52,608	72,269
Balance as of February 28, 2022	(73,001)	26,579	(46,422)
Other comprehensive income before reclassifications	26,477	136,192	162,669
Amounts reclassified from accumulated other
comprehensive income (loss)	1,934	(20,312)	(18,378)
Other comprehensive income	28,411	115,880	144,291
Balance as of February 28, 2023	(44,590)	142,459	97,869
Other comprehensive income (loss) before reclassifications	7,081	(6,943)	143
Amounts reclassified from accumulated other
comprehensive income (loss)	393	(39,121)	(38,733)
Other comprehensive income (loss)	7,474	(46,064)	(38,590)
Balance as of February 29, 2024	$(37,116)	$96,395	$59,279

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Retirement Benefit Plans (Note 11):
Actuarial gain arising during the year	$9,289	$34,836	$22,517
Tax expense	(2,208)	(8,359)	(5,483)
Actuarial gain arising during the year, net of tax	7,081	26,477	17,034
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	231	1,084	1,451
CarMax Auto Finance income	15	70	84
Selling, general and administrative expenses	270	1,391	1,938
Total amortization reclassifications recognized in net pension expense	516	2,545	3,473
Tax expense	(123)	(611)	(846)
Amortization reclassifications recognized in net
pension expense, net of tax	393	1,934	2,627
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	7,474	28,411	19,661

Cash Flow Hedges (Note 5):
Changes in fair value	(9,291)	180,510	54,105
Tax benefit (expense)	2,348	(44,318)	(13,894)
Changes in fair value, net of tax	(6,943)	136,192	40,211
Reclassifications to CarMax Auto Finance income	(52,354)	(26,859)	16,680
Tax benefit (expense)	13,233	6,547	(4,283)
Reclassification of hedge (gains) losses, net of tax	(39,121)	(20,312)	12,397
Net change in cash flow hedge unrecognized gains, net of tax	(46,064)	115,880	52,608
Total other comprehensive (loss) income, net of tax	$(38,590)	$144,291	$72,269

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $19.3 million as of February 29, 2024 and $32.6 million as of February 28, 2023.
16. LEASE COMMITMENTS
Our leases primarily consist of operating and finance leases related to retail stores, office space, land and equipment. We also have stores subject to sale-leaseback transactions that do not qualify for sale accounting and are accounted for as financing obligations. For more information on these financing obligations see Note 12.
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
The components of lease expense were as follows:

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Operating lease cost (1)	$89,801	$90,925	$75,629
Finance lease cost:
Depreciation of lease assets	20,010	16,039	13,230
Interest on lease liabilities	25,724	21,969	17,015
Total finance lease cost	45,734	38,008	30,245
Total lease cost	$135,535	$128,933	$105,874

(1)     Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 29 or 28
(In thousands)	Classification	2024	2023
Assets:
Operating lease assets	Operating lease assets	$520,717	$545,677
Finance lease assets	Property and equipment, net (1)	174,998	145,372
Total lease assets		$695,715	$691,049
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,161	$53,287
Finance leases	Accrued expenses and other current liabilities	20,877	18,788
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	496,210	523,828
Finance leases	Other liabilities	198,759	165,135
Total lease liabilities		$773,007	$761,038

(1)     Finance lease assets are recorded net of accumulated depreciation of $55.5 million as of February 29, 2024 and $46.7 million as of February 28, 2023.

Lease term and discount rate information related to leases was as follows:

	As of February 29 or 28
Lease Term and Discount Rate	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	16.07	16.35
Finance leases	11.43	10.84

Weighted Average Discount Rate
Operating leases	5.05%	4.91%
Finance leases	17.16%	19.34%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88,704	$89,321	$72,371
Operating cash flows from finance leases	$24,782	$19,371	$11,194
Financing cash flows from finance leases	$16,674	$12,200	$11,923

Lease assets obtained in exchange for lease obligations:
Operating leases	$30,746	$58,121	$50,911
Finance leases	$51,660	$37,931	$32,052

Maturities of lease liabilities were as follows:

	As of February 29, 2024
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2025	$83,110	$45,669
Fiscal 2026	77,748	47,724
Fiscal 2027	71,393	43,914
Fiscal 2028	67,246	37,051
Fiscal 2029	45,400	29,808
Thereafter	517,307	229,689
Total lease payments	862,204	433,855
Less: interest	(308,833)	(214,219)
Present value of lease liabilities	$553,371	$219,636

(1) Lease payments exclude $5.1 million of legally binding minimum lease payments for leases signed but not yet commenced.
17. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 29 or 28
(In thousands)	2024	2023	2022
Cash paid for interest	$123,545	$122,147	$91,686
Cash paid for income taxes	$164,612	$152,626	$373,234
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(17,535)	$7,557	$14,837
Increase in financing obligations	$4,527	$7,863	$—
See Note 16 for supplemental cash flow information related to leases.
18. COMMITMENTS AND CONTINGENCIES
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

The California Supreme Court held in Adolph v. Uber that an employee who signs an arbitration agreement, as Bendure has, may still pursue a representative PAGA action in court if the employee is successful in his individual PAGA action in arbitration. In light of this decision, Bendure filed a demand on October 16, 2023 for an individual arbitration. This arbitration is scheduled for July 23, 2024.
We are unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in this matter.
The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan, Ford and Volkswagen related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2019. In April 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. In January 2022, CarMax received $3.8 million in net recoveries from the Ford settlement funds. On April 21, 2023, CarMax received $59.3 million in net recoveries from residual undisbursed funds in the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlements. On August 9, 2023, CarMax received $7.9 million in additional residual funds in the BMW, Mazda, and Nissan settlements. CarMax remains a class member for residual funds in the Ford settlement. The Volkswagen settlement has not yet been resolved. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Ford residual or Volkswagen matters.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $30.9 million as of February 29, 2024 and $27.1 million as of February 28, 2023, and is included in accrued expenses and other current liabilities.
At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 29, 2024, we have material purchase obligations of $428.2 million, of which $213.3 million are expected to be fulfilled in fiscal 2025.
19. SEGMENT INFORMATION
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

Segment Information

	Year Ended February 29, 2024
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$26,400,256	$135,784	$—	$26,536,040
Intersegment sales and operating revenues	—	34,779	(34,779)	—
Total sales and operating revenues	$26,400,256	$170,563	$(34,779)	$26,536,040
Depreciation and amortization (1)	$1,614	$19,678	$—	$21,292
Gross profit	$2,615,286	$102,544	$(4,621)	$2,713,209
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				568,271
Selling, general and administrative expenses				(2,286,378)
Depreciation and amortization (2)				(239,028)
Interest expense				(124,750)
Other income (expense)				10,271
Earnings before income taxes				$641,595

	Year Ended February 28, 2023
(In thousands)	CarMax Sales Operations	Other	Eliminations	Total
Sales and operating revenues	$29,551,617	$133,256	$—	$29,684,873
Intersegment sales and operating revenues	—	28,038	(28,038)	—
Total sales and operating revenues	$29,551,617	$161,294	$(28,038)	$29,684,873
Depreciation and amortization (1)	$1,499	$14,263	$—	$15,762
Gross profit	$2,704,398	$101,138	$(5,333)	$2,800,203
Reconciliation to Consolidated Earnings Before Taxes:
CAF Income				663,404
Selling, general and administrative expenses				(2,487,357)
Depreciation and amortization (2)				(228,449)
Interest expense				(120,398)
Other income (expense)				9,401
Earnings before income taxes				$636,804

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
As of February 29, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
“Management’s Annual Report on Internal Control over Financial Reporting” is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
With the exception of the information incorporated by reference from our 2024 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2024 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2024 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2024 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2024 Proxy Statement.
Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2024 Proxy Statement (provided that the Pay Versus Performance disclosure shall not be deemed to be incorporated by reference herein).  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2024 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the section titled “CarMax Share Ownership” in our 2024 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2024 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2024 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2024 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2024 Proxy Statement.

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

3.Exhibits:

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as Amended and Restated October 24, 2023, filed as Exhibit 3.1 to CarMax's Current Report on Form 8-K, filed October 26, 2023 (File No. 1-31420), is incorporated by this reference.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference.

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2023, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed June 26, 2023 (File No. 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.3	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective June 30, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed June 30, 2011 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2017, filed as Exhibit 10.6 to CarMax’s Quarterly Report on Form 10-Q, filed July 7, 2016 (File No. 1-31420), is incorporated by this reference. *

10.5	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.6
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed June 26, 2019 (File No. 1-31420), is incorporated by this reference. *

10.7	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.8	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 27, 2023, filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed on June 28, 2023 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2023, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 30, 2022 (File No. 1-31420), is incorporated by this reference.

10.10	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.11	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.12	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.13	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.14	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.15	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.16	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.17	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 29, 2019, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.18	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.19	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.20	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.21	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed herewith. *

10.23	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed herewith. *

10.24	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference. *

10.25	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.26	CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.2 to CarMax's Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

10.27	CarMax, Inc. Severance Agreement for Executive Officer, dated January 3, 2017, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.4 to CarMax’s Quarterly Report on Form 10-Q, filed January 6, 2017 (File No. 1-31420), is incorporated by this reference. *

10.28	Consulting Agreement, dated September 29, 2021, between CarMax, Inc. and Edwin J. Hill, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed October 1, 2021 (File No. 1-31420), is incorporated by this reference. *

10.29	Form of CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and the persons listed at the end of such Agreement, filed as Exhibit 10.1 to CarMax's Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	CarMax, Inc. Clawback Policy, effective December 1, 2023, filed herewith.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ ENRIQUE N. MAYOR-MORA
	William D. Nash		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 15, 2024		April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 15, 2024	April 15, 2024

/s/ ENRIQUE N. MAYOR-MORA	/s/ DAVID W. MCCREIGHT *
Enrique N. Mayor-Mora	David W. McCreight
Executive Vice President and Chief Financial Officer	Director
April 15, 2024	April 15, 2024

/s/ JILL A. LIVESAY	/s/ MARK F. O’NEIL *
Jill A. Livesay	Mark F. O’Neil
Vice President and Chief Accounting Officer	Director
April 15, 2024	April 15, 2024

/s/ PETER J. BENSEN *	/s/ PIETRO SATRIANO *
Peter J. Bensen	Pietro Satriano
Director	Director
April 15, 2024	April 15, 2024

/s/ RONALD E. BLAYLOCK *	/s/ MARCELLA SHINDER *
Ronald E. Blaylock	Marcella Shinder
Director	Director
April 15, 2024	April 15, 2024

/s/ SONA CHAWLA *	/s/ MITCHELL D. STEENROD *
Sona Chawla	Mitchell D. Steenrod
Director	Director
April 15, 2024	April 15, 2024

/s/ THOMAS J. FOLLIARD *
Thomas J. Folliard
Director
April 15, 2024

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors of the company are included as Exhibit 24.1.