Form 10-Q
period 2024-05-31
CARMAX INC
filed 2024-06-27
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 25, 2024
Common Stock, par value $0.50	156,078,952

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2024 and 2023	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2024 and 2023	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2024 and February 29, 2024	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2024 and 2023	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2024 and 2023	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 6.	Exhibits	47

SIGNATURES			48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2024	%(1)	2023	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,677,476	79.8	$6,001,471	78.1
Wholesale vehicle sales	1,256,439	17.7	1,514,363	19.7
Other sales and revenues	179,482	2.5	171,229	2.2
NET SALES AND OPERATING REVENUES	7,113,397	100.0	7,687,063	100.0
COST OF SALES:
Used vehicle cost of sales	5,181,979	72.8	5,486,846	71.4
Wholesale vehicle cost of sales	1,099,311	15.5	1,346,538	17.5
Other cost of sales	40,212	0.6	36,289	0.5
TOTAL COST OF SALES	6,321,502	88.9	6,869,673	89.4
GROSS PROFIT	791,895	11.1	817,390	10.6
CARMAX AUTO FINANCE INCOME	146,970	2.1	137,358	1.8
Selling, general and administrative expenses	638,578	9.0	559,837	7.3
Depreciation and amortization	61,869	0.9	58,419	0.8
Interest expense	31,362	0.4	30,466	0.4
Other expense (income)	416	—	(1,214)	—
Earnings before income taxes	206,640	2.9	307,240	4.0
Income tax provision	54,200	0.8	78,942	1.0
NET EARNINGS	$152,440	2.1	$228,298	3.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	157,161		158,116
Diluted	157,706		158,561
NET EARNINGS PER SHARE:
Basic	$0.97		$1.44
Diluted	$0.97		$1.44

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2024	2023
NET EARNINGS	$152,440	$228,298
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	84	98
Net change in cash flow hedge unrecognized gains	2,315	(36,637)
Other comprehensive income (loss), net of taxes	2,399	(36,539)
TOTAL COMPREHENSIVE INCOME	$154,839	$191,759

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 29
(In thousands except share data)	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,931	$574,142
Restricted cash from collections on auto loans receivable	536,407	506,648
Accounts receivable, net	212,370	221,153
Inventory	3,772,885	3,678,070
Other current assets	229,714	246,581
TOTAL CURRENT ASSETS	4,970,307	5,226,594
Auto loans receivable, net of allowance for loan losses of $493,064 and $482,790 as of May 31, 2024 and February 29, 2024, respectively	17,268,321	17,011,844
Property and equipment, net of accumulated depreciation of $1,877,474 and $1,813,783 as of May 31, 2024 and February 29, 2024, respectively	3,734,736	3,665,530
Deferred income taxes	100,104	98,790
Operating lease assets	509,043	520,717
Goodwill	141,258	141,258
Other assets	518,325	532,064
TOTAL ASSETS	$27,242,094	$27,196,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$911,348	$933,708
Accrued expenses and other current liabilities	456,277	523,971
Accrued income taxes	24,792	—
Current portion of operating lease liabilities	57,534	57,161
Current portion of long-term debt	21,550	313,282
Current portion of non-recourse notes payable	514,394	484,167
TOTAL CURRENT LIABILITIES	1,985,895	2,312,289
Long-term debt, excluding current portion	1,591,366	1,602,355
Non-recourse notes payable, excluding current portion	16,626,011	16,357,301
Operating lease liabilities, excluding current portion	484,632	496,210
Other liabilities	387,320	354,902
TOTAL LIABILITIES	21,075,224	21,123,057

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 156,352,956 and 157,611,939 shares issued and outstanding as of May 31, 2024 and February 29, 2024, respectively	78,176	78,806
Capital in excess of par value	1,834,218	1,808,746
Accumulated other comprehensive income	61,678	59,279
Retained earnings	4,192,798	4,126,909
TOTAL SHAREHOLDERS’ EQUITY	6,166,870	6,073,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,242,094	$27,196,797

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net earnings	$152,440	$228,298
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	69,244	62,998
Share-based compensation expense	48,098	36,384
Provision for loan losses	81,226	80,890
Provision for cancellation reserves	24,343	24,070
Deferred income tax benefit	(2,036)	(7,127)
Other	2,545	2,976
Net decrease (increase) in:
Accounts receivable, net	8,783	(22,439)
Inventory	(94,815)	(355,078)
Other current assets	32,881	30,923
Auto loans receivable, net	(337,703)	(483,964)
Other assets	(3,797)	634
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(75,206)	239,276
Other liabilities	(23,692)	(23,126)
NET CASH USED IN OPERATING ACTIVITIES	(117,689)	(185,285)
INVESTING ACTIVITIES:
Capital expenditures	(103,914)	(136,719)
Proceeds from disposal of property and equipment	1	1,171
Purchases of investments	(2,093)	(1,228)
Sales and returns of investments	136	17
NET CASH USED IN INVESTING ACTIVITIES	(105,870)	(136,759)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	—	98,600
Payments on long-term debt	(303,080)	(201,377)
Cash paid for debt issuance costs	(5,668)	(3,608)
Payments on finance lease obligations	(4,548)	(3,785)
Issuances of non-recourse notes payable	3,676,000	3,125,929
Payments on non-recourse notes payable	(3,376,447)	(2,706,222)
Repurchase and retirement of common stock	(106,850)	(3,931)
Equity issuances	8,209	989
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(112,384)	306,595
Decrease in cash, cash equivalents, and restricted cash	(335,943)	(15,449)
Cash, cash equivalents, and restricted cash at beginning of year	1,250,410	951,004
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$914,467	$935,555

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$218,931	$264,247
Restricted cash from collections on auto loans receivable	536,407	506,465
Restricted cash included in other assets	159,129	164,843
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$914,467	$935,555

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2024
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	152,440	—	152,440
Other comprehensive income	—	—	—	—	2,399	2,399
Share-based compensation expense	—	—	36,708	—	—	36,708
Repurchases of common stock	(1,446)	(723)	(17,615)	(86,551)	—	(104,889)
Exercise of common stock options	138	69	8,140	—	—	8,209
Stock incentive plans, net shares issued	49	24	(1,761)	—	—	(1,737)
Balance as of May 31, 2024	156,353	$78,176	$1,834,218	$4,192,798	$61,678	$6,166,870

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
On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”). At that time, Edmunds was identified as a non-reportable operating segment and has been presented as “Other” in the Segment Information footnote in our prior period financial statements. Since the acquisition, Edmunds’ business strategy has become increasingly integrated with that of CarMax Sales Operations. Beginning in the first quarter of fiscal 2025, the chief operating decision maker (“CODM”) assessed the financial performance related to Edmunds’ operations together with the rest of the CarMax Sales Operations segment. As a result, as of May 31, 2024, the company realigned its operating segments to be consistent with the manner in which the CODM assesses performance and makes resource allocations. The company now operates in two operating segments, CarMax Sales Operations and CAF, both of which continue to be reportable segments.
The operating segment change did not impact the company’s consolidated financial statements but did impact our previous segment footnote disclosure. The Segment Information footnote is no longer presented, as the previous disclosures were for the purpose of presenting the Edmunds operating segment separate from CarMax Sales Operations. The current and prior period required disclosures related to our reportable segments are included elsewhere within the consolidated financial statements and related footnotes. The performance of our CarMax Sales Operations segment is reviewed by our CODM at the gross profit level, the components of which are presented within the consolidated statement of earnings. The required segment information related to our CAF segment is presented in Note 3. Additionally, asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.
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
The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (the “2024 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2024 Annual Report.
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

Recent Accounting Pronouncements.
Adopted in the Current Period
In June 2022, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2022-03) related to accounting for equity securities. The amendments in the update clarify the guidance for measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of equity securities, as well as introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. This update is effective for annual periods beginning after December 15, 2023, and interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2024, and it did not have a material effect on our consolidated financial statements.
In March 2023, the FASB issued an accounting pronouncement (ASU 2023-01) related to accounting for leases between entities under common control. The amendments in this update that apply to public business entities clarify the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2024, and it did not have a material effect on our consolidated financial statements.
In March 2023, the FASB issued an accounting pronouncement (ASU 2023-02) related to accounting for investments in tax credit structures using the proportional amortization method. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted this pronouncement for our fiscal year beginning March 1, 2024, and it did not have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2024	2023
Used vehicle sales	$5,677.5	$6,001.5
Wholesale vehicle sales	1,256.4	1,514.4
Other sales and revenues:
Extended protection plan revenues	118.8	111.2
Third-party finance (fees)/income, net	(1.7)	0.3
Advertising & subscription revenues (1)	34.7	31.4
Service revenues	22.7	22.1
Other	5.0	6.2
Total other sales and revenues	179.5	171.2
Total net sales and operating revenues	$7,113.4	$7,687.1

(1)     Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 10-day money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 90-

day/4,000-mile limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 15 for additional information on this warranty and its related obligation.
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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of May 31, 2024 and February 29, 2024, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
Third-Party Finance (Fees)/Income. Customers applying for financing who are not approved or are conditionally approved by CAF are generally evaluated by other third-party finance providers.  These providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We recognize these fees at the time of sale.
Advertising and Subscription Revenues. Advertising and subscription revenues consist of revenues earned by our Edmunds business. Advertising revenues are derived from advertising contracts with automotive manufacturers based on fixed fees per impression and fees for certain activities completed by customers on the manufacturers’ websites. These fees are recognized in the period the impressions are delivered or certain activities occurred. Subscription revenues are derived from packages sold to automotive dealers that include car leads, inventory listings and enhanced placement in Edmunds’ dealer locator and are recognized over the period that the services are made available to the dealers. Subscription revenues also include a digital marketing subscription service, which allows dealers to gain exposure on third party partner websites. Revenues for this service are recognized on a net basis.
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
Components of CAF Income

	Three Months Ended May 31
(In millions)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$452.5	10.3	$400.5	9.4
Interest expense	(182.3)	(4.2)	(142.6)	(3.4)
Total interest margin	270.2	6.2	257.9	6.1
Provision for loan losses	(81.2)	(1.9)	(80.9)	(1.9)
Total interest margin after provision for loan losses	189.0	4.3	177.0	4.2
Direct expenses:
Payroll and fringe benefit expense	(18.6)	(0.4)	(16.6)	(0.4)
Depreciation and amortization	(4.2)	(0.1)	(4.1)	(0.1)
Other direct expenses	(19.2)	(0.4)	(18.9)	(0.4)
Total direct expenses	(42.0)	(1.0)	(39.6)	(0.9)
CarMax Auto Finance income	$147.0	3.3	$137.4	3.2

Total average managed receivables	$17,551.2		$17,003.4

(1)     Annualized percentage of total average managed receivables.

4. Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.17 billion as of May 31, 2024, and $16.87 billion as of February 29, 2024. See Note 9 for additional information on securitizations and non-recourse notes payable.
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

Auto Loans Receivable, Net

	As of May 31	As of February 29
(In millions)	2024	2024
Asset-backed term funding	$12,475.5	$12,638.2
Warehouse facilities	4,176.6	3,744.6
Overcollateralization (1)	813.2	790.9
Other managed receivables (2)	176.3	218.1
Total ending managed receivables	17,641.6	17,391.8
Accrued interest and fees	100.3	90.9
Other	19.5	11.9
Less: allowance for loan losses	(493.1)	(482.8)
Auto loans receivable, net	$17,268.3	$17,011.8

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
Ending Managed Receivables by Major Credit Grade

	As of May 31, 2024
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Core managed receivables (3):
A	$1,298.6	$3,535.2	$2,388.4	$1,428.4	$507.2	$212.1	$9,369.9	53.1
B	650.6	2,172.1	1,582.3	1,092.5	423.8	217.2	6,138.5	34.8
C and other	94.0	318.2	451.2	357.7	166.0	86.7	1,473.8	8.4
Total core managed receivables	2,043.2	6,025.5	4,421.9	2,878.6	1,097.0	516.0	16,982.2	96.3
Other managed receivables (4):
C and other	131.6	278.1	159.7	65.3	8.2	16.5	659.4	3.7
Total ending managed receivables	$2,174.8	$6,303.6	$4,581.6	$2,943.9	$1,105.2	$532.5	$17,641.6	100.0

Gross charge-offs	$0.4	$40.1	$50.8	$27.4	$8.1	$6.3	$133.1

	As of February 29, 2024
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$3,922.7	$2,660.6	$1,635.1	$614.0	$268.7	$40.0	$9,141.1	52.6
B	2,370.8	1,738.8	1,225.9	493.3	233.4	61.3	6,123.5	35.2
C and other	344.1	498.6	400.3	192.2	86.6	26.9	1,548.7	8.9
Total core managed receivables	6,637.6	4,898.0	3,261.3	1,299.5	588.7	128.2	16,813.3	96.7
Other managed receivables (4):
C and other	299.0	176.3	72.6	9.3	12.1	9.2	578.5	3.3
Total ending managed receivables	$6,936.6	$5,074.3	$3,333.9	$1,308.8	$600.8	$137.4	$17,391.8	100.0

Gross charge-offs	$111.0	$248.6	$129.8	$41.0	$19.7	$11.4	$561.5

(1)     Classified based on credit grade assigned when customers were initially approved for financing.
(2)     Percent of total ending managed receivables.
(3)     Represents CAF’s Tier 1 originations.
(4)     Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at May 31, 2024 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.
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

Allowance for Loan Losses

	Three Months Ended May 31, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(113.0)	(20.1)	(133.1)
Recoveries (2)	53.9	8.3	62.2
Provision for loan losses	66.0	15.2	81.2
Balance as of end of period	$396.6	$96.5	$493.1	2.79

	Three Months Ended May 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(93.1)	(16.7)	(109.8)
Recoveries (2)	50.5	6.6	57.1
Provision for loan losses	68.6	12.3	80.9
Balance as of end of period	$427.5	$107.9	$535.4	3.11

(1)     Percent of total ending managed receivables.
(2)     Net of costs incurred to recover vehicle.

During the first three months of fiscal 2025, the allowance for loan losses as a percent of total ending managed receivables increased by 1 basis point. The increase was primarily due to CAF’s expanded investment in Tier 2, partially offset by the previously implemented tightened underwriting standards in response to the current environment. The increase in net charge-offs primarily reflects continued customer hardship in the current economic environment. The allowance for loan losses as of May 31, 2024 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Receivables

	As of May 31, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,316.9	$5,672.3	$1,180.7	$16,169.9	$522.7	$16,692.6	94.62
Delinquent loans:
31-60 days past due	33.9	272.2	159.5	465.6	71.3	536.9	3.04
61-90 days past due	14.1	157.7	112.8	284.6	54.9	339.5	1.93
Greater than 90 days past due	5.0	36.3	20.8	62.1	10.5	72.6	0.41
Total past due	53.0	466.2	293.1	812.3	136.7	949.0	5.38
Total ending managed receivables	$9,369.9	$6,138.5	$1,473.8	$16,982.2	$659.4	$17,641.6	100.00

	As of February 29, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,088.1	$5,666.3	$1,243.7	$15,998.1	$447.1	$16,445.2	94.56
Delinquent loans:
31-60 days past due	32.1	271.3	162.9	466.3	68.1	534.4	3.07
61-90 days past due	15.1	149.4	118.5	283.0	53.0	336.0	1.93
Greater than 90 days past due	5.8	36.5	23.6	65.9	10.3	76.2	0.44
Total past due	53.0	457.2	305.0	815.2	131.4	946.6	5.44
Total ending managed receivables	$9,141.1	$6,123.5	$1,548.7	$16,813.3	$578.5	$17,391.8	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $51.7 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2024, we recognized expense of $3.2 million in CAF income representing these changes in fair value.
As of May 31, 2024 and February 29, 2024, we had interest rate swaps outstanding with a combined notional amount of $4.99 billion and $5.21 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2024 and February 29, 2024, we had interest rate swaps with a combined notional amount of $529.0 million and $704.0 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
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
Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$836,465	$—	$836,465
Mutual fund investments	25,175	—	25,175
Derivative instruments designated as hedges	—	51,354	51,354
Derivative instruments not designated as hedges	—	9,913	9,913
Total assets at fair value	$861,640	$61,267	$922,907

Percent of total assets at fair value	93.4%	6.6%	100.0%
Percent of total assets	3.2%	0.2%	3.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,019)	$(1,019)
Total liabilities at fair value	$—	$(1,019)	$(1,019)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,164,270	$—	$1,164,270
Mutual fund investments	24,312	—	24,312
Derivative instruments designated as hedges	—	45,761	45,761
Derivative instruments not designated as hedges	—	13,064	13,064
Total assets at fair value	$1,188,582	$58,825	$1,247,407

Percent of total assets at fair value	95.3%	4.7%	100.0%
Percent of total assets	4.4%	0.2%	4.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(2,302)	$(2,302)
Total liabilities at fair value	$—	$(2,302)	$(2,302)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2024 and February 29, 2024, respectively, are as follows:

(In thousands)	As of May 31, 2024	As of February 29, 2024
Carrying value	$400,000	$400,000
Fair value	$380,320	$380,249

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2024	2023
Balance as of beginning of period	$128.3	$139.2
Cancellations	(21.3)	(24.6)
Provision for future cancellations	24.3	24.1
Balance as of end of period	$131.3	$138.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2024 and February 29, 2024, the current portion of cancellation reserves was $70.9 million and $69.7 million, respectively.

8. Income Taxes
We had $30.0 million of gross unrecognized tax benefits as of May 31, 2024, and $28.8 million as of February 29, 2024.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 29, 2024.
Within the next 12 months, it is reasonably possible that statutes will expire and previously unrecognized tax benefits related to the prepayment of services provided by related entities will be recognized. Recognition of the benefits will decrease gross unrecognized tax benefits by approximately $14.0 million and would not materially impact our effective tax rate.
9. Debt

(In thousands)		As of May 31	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,668	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	513,707	516,544
Non-recourse notes payable	Various dates through December 2030	17,166,525	16,866,972
Total debt		18,779,900	18,783,149
Less: current portion		(535,944)	(797,449)
Less: unamortized debt issuance costs		(26,579)	(26,044)
Long-term debt, net		$18,217,377	$17,959,656

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of May 31, 2024, the unused capacity of $2.00 billion was fully available to us.
Term Loans. The $300 million term loan was paid in May 2024. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 6.33% as of May 31, 2024. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of May 31, 2024, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Information on our funding vehicles of non-recourse notes payable as of May 31, 2024 are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2024 expiration	$2.30
December 2024 expiration	0.70
March 2025 expiration	3.10
Combined warehouse facility limit	$6.10
Unused capacity	$1.92

Non-recourse notes payable outstanding:
Warehouse facilities	$4.18
Asset-backed term funding transactions	12.99
Non-recourse notes payable	$17.17

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.
In June 2024, we entered into a $625 million asset-backed term funding transaction for our new non-prime securitization program. Going forward, we plan to expand our current asset-backed securitization program from a single issuance to one that more broadly incorporates the funding of CAF’s receivables across distinct prime and non-prime segments. We believe this new program will enable us to fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time.
See Note 4 for additional information on the related auto loans receivable.
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2024 and 2023, we capitalized interest of $1.5 million and $1.4 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of May 31, 2024, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.

10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of May 31, 2024, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.26 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended
	May 31
	2024	2023
Number of shares repurchased (in thousands)	1,445.8	—
Average cost per share	$71.91	$—
Available for repurchase, as of end of period (in millions)	$2,256.2	$2,451.3

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
Other Share-Based Incentives
Stock-Settled Performance Stock Units. Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2022 grants, the first- and second-year periods of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum 25% threshold and capped at 200%. For the third-year period of the fiscal 2023 grants, the second-year period of the fiscal 2024 grants and the fiscal 2025 grants, the conversion ratio is based on the company reaching certain target levels set by the board, with the resulting quotients subject to meeting a minimum 50% threshold and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.
For the first year of the fiscal 2022 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified a performance adjustment factor of 200%. For the second- and third-year periods of the fiscal 2022 awards, the first- and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets are based on annual pretax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the second-year period of the fiscal 2022 awards and the first-year period of the fiscal 2023 awards, the board certified a performance adjustment factor of 4%. For the third-year period of the fiscal 2022 awards, the second-year period of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 38%. For the third-year period of the fiscal 2023 awards and the second-year period of the fiscal 2024 awards, the performance targets are based on the annual pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses. For the third-year period of the fiscal 2024 awards, the remaining awarded 23,551 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels are either not fully set or have not been set. For the fiscal 2025 awards, the performance targets are based on the cumulative three-year pretax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of May 31, 2024, 296,997 units were outstanding at a weighted average grant date fair value per share of $71.11.
Stock-Settled Deferred Stock Units. Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2024, 97,001 units were outstanding at a weighted average grant date fair value of $89.80.
Restricted Stock Awards. Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant. The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote. As of May 31, 2024, there were no RSAs outstanding.
(C)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2024	2023
Cost of sales	$1,009	$1,390
CarMax Auto Finance income	685	449
Selling, general and administrative expenses	47,101	35,304
Share-based compensation expense, before income taxes	$48,795	$37,143

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2024	2023
Nonqualified stock options	$18,944	$14,077
Cash-settled restricted stock units (RSUs)	11,390	15,111
Stock-settled market stock units (MSUs)	7,580	6,224
Other share-based incentives:
Stock-settled performance stock units (PSUs)	10,184	741
Restricted stock (RSAs)	—	231
Employee stock purchase plan	697	759
Total other share-based incentives	$10,881	$1,731
Share-based compensation expense, before income taxes	$48,795	$37,143

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2024
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$55.0	2.4
Stock-settled market stock units	28.5	2.1
Other share-based incentives:
Stock-settled performance stock units	6.8	2.4
Total other share-based incentives	6.8	2.4
Total	$90.3	2.3

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
The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2024 or 2023.
Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2024	7,393	$82.03
Options granted	1,218	$67.21
Options exercised	(138)	$59.39
Options forfeited or expired	(70)	$83.25
Outstanding as of May 31, 2024	8,403	$80.25	4.0	$11,182

Exercisable as of May 31, 2024	5,317	$82.02	2.8	$7,295

Stock Option Information

	Three Months Ended May 31
	2024	2023
Options granted	1,218,305	1,491,326
Weighted average grant date fair value per share	$29.18	$29.1
Cash received from options exercised (in millions)	$8.2	$1.0
Intrinsic value of options exercised (in millions)	$1.8	$0.2
Realized tax benefits (in millions)	$0.4	$0.1

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
Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2024			2023
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	39.6%	-	46.1%	44.1%	-	44.7%
Weighted average expected volatility			45.4%			44.6%
Risk-free interest rate (2)	4.6%	-	5.4%	3.6%	-	5.2%
Expected term (in years) (3)			4.7			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.
Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2024	1,297	$81.42
Stock units granted	915	$67.21
Stock units vested and converted	(538)	$88.54
Stock units cancelled	(26)	$76.27
Outstanding as of May 31, 2024	1,648	$71.29

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2024	2023
Stock units granted	914,848	900,511
Initial weighted average grant date fair value per share	$67.21	$70.48
Payments (before payroll tax withholdings) upon vesting (in millions)	$39.6	$36.3
Realized tax benefits (in millions)	$9.8	$9.0

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2024
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2026	$37,620	$100,320
Fiscal 2027	25,580	68,214
Fiscal 2028	12,835	34,228
Total expected cash settlements	$76,035	$202,762

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2024	383	$123.73
Stock units granted	234	$95.65
Stock units vested and converted	(75)	$176.46
Stock units cancelled	(10)	$110.47
Outstanding as of May 31, 2024	532	$104.23

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2024	2023
Stock units granted	233,963	178,232
Weighted average grant date fair value per share	$95.65	$99.49
Realized tax benefits (in millions)	$0.7	$2.1

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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2024	2023
Net earnings	$152,440	$228,298

Weighted average common shares outstanding	157,161	158,116
Dilutive potential common shares:
Stock options	282	164
Stock-settled stock units and awards	263	281
Weighted average common shares and dilutive potential common shares	157,706	158,561

Basic net earnings per share	$0.97	$1.44
Diluted net earnings per share	$0.97	$1.44

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2024 and 2023, options to purchase 4,796,089 shares and 5,425,830 shares of common stock, respectively, were not included.
12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 29, 2024	$(37,116)	$96,395	$59,279
Other comprehensive income before reclassifications	—	13,281	13,281
Amounts reclassified from accumulated other comprehensive income	84	(10,966)	(10,882)
Other comprehensive income	84	2,315	2,399
Balance as of May 31, 2024	$(37,032)	$98,710	$61,678

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended May 31
(In thousands)	2024	2023
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$50	$58
CarMax Auto Finance income	4	4
Selling, general and administrative expenses	57	67
Total amortization reclassifications recognized in net pension expense	111	129
Tax expense	(27)	(31)
Amortization reclassifications recognized in net pension expense, net of tax	84	98
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	84	98

Cash Flow Hedges (Note 5):
Changes in fair value	17,509	(36,007)
Tax (expense) benefit	(4,228)	8,871
Changes in fair value, net of tax	13,281	(27,136)
Reclassifications to CarMax Auto Finance income	(14,498)	(12,564)
Tax benefit	3,532	3,063
Reclassification of hedge gains, net of tax	(10,966)	(9,501)
Net change in cash flow hedge unrecognized gains, net of tax	2,315	(36,637)
Total other comprehensive income (loss), net of tax	$2,399	$(36,539)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income. The cumulative balances are net of deferred taxes of $20.0 million as of May 31, 2024 and $19.3 million as of February 29, 2024.
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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2024	2023
Operating lease cost (1)	$23,228	$21,947
Finance lease cost:
Depreciation of lease assets	3,822	4,535
Interest on lease liabilities	6,671	6,095
Total finance lease cost	10,493	10,630
Total lease cost	$33,721	$32,577

(1) Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 29
(In thousands)	Classification	2024	2024
Assets:
Operating lease assets	Operating lease assets	$509,043	$520,717
Finance lease assets	Property and equipment, net (1)	202,052	174,998
Total lease assets		$711,095	$695,715
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,534	$57,161
Finance leases	Accrued expenses and other current liabilities	21,102	20,877
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	484,632	496,210
Finance leases	Other liabilities	227,528	198,759
Total lease liabilities		$790,796	$773,007

(1)    Finance lease assets are recorded net of accumulated depreciation of $59.4 million as of May 31, 2024 and $55.5 million as of February 29, 2024.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 29
Lease Term and Discount Rate	2024	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	16.04	16.07
Finance leases	12.89	11.43

Weighted Average Discount Rate
Operating leases	5.08%	5.05%
Finance leases	15.66%	17.16%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,760	$21,103
Operating cash flows from finance leases	$6,432	$5,912
Financing cash flows from finance leases	$4,548	$3,785

Lease assets obtained in exchange for lease obligations:
Operating leases	$2,780	$9,752
Finance leases	$33,315	$14,498

Maturities of lease liabilities were as follows:

	As of May 31, 2024
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2025, remaining	$62,791	$34,677
Fiscal 2026	78,362	50,625
Fiscal 2027	72,027	46,929
Fiscal 2028	67,898	40,141
Fiscal 2029	46,072	32,976
Thereafter	517,505	290,365
Total lease payments	844,655	495,713
Less: interest	(302,489)	(247,083)
Present value of lease liabilities	$542,166	$248,630
(1)    Lease payments exclude $4.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2024	2023
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$2,659	$(16,136)

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
The California Supreme Court held in Adolph v. Uber that an employee who signs an arbitration agreement, as Bendure has, may still pursue a representative PAGA action in court if the employee is successful in his individual PAGA action in arbitration. In light of this decision, Bendure filed a demand on October 16, 2023 for an individual arbitration. The parties have agreed to settle the matter for a nominal amount.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $30.5 million as of May 31, 2024, and $30.9 million as of February 29, 2024, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (“fiscal 2024”), as well as our unaudited interim consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to unaudited interim consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.
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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription revenues; and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both.
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
As of May 31, 2024, we operated 245 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.3% of our retail used vehicle unit sales in the first three months of fiscal 2025.  As of May 31, 2024, CAF serviced approximately 1.1 million customer accounts in its $17.64 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first three months of fiscal 2025 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2024	Change from Three Months Ended May 31, 2023
Income statement information
Net sales and operating revenues	$7,113.4	(7.5)%
Gross profit	$791.9	(3.1)%
CAF income	$147.0	7.0%
Selling, general and administrative expenses	$638.6	14.1%
Net earnings	$152.4	(33.2)%
Unit sales information
Used unit sales	211,132	(3.1)%
Change in used unit sales in comparable stores	(3.8)%	N/A
Wholesale unit sales	147,685	(8.3)%
Per unit information
Used gross profit per unit	$2,347	(0.6)%
Wholesale gross profit per unit	$1,064	2.1%
SG&A as a % of gross profit	80.6%	12.1%
Per share information
Net earnings per diluted share	$0.97	(32.6)%
Online sales metrics
Online retail sales (2)	14%	—%
Omni sales (3)	57%	3%
Revenue from online transactions (4)	30%	(1)%
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
Net earnings per diluted share during the first quarter of the prior fiscal year included a benefit of $0.28 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund the repurchase of common stock under our share repurchase program and our capital expenditures.
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first quarter of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through an integrated combination of online and in-store experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used car industry will increasingly prefer to have the ability to shop and transact digitally. Approximately 70% of our customers leveraged some or all of our digital capabilities to complete their transactions during fiscal 2024, compared to approximately 40% when we completed our initial omni-channel roll-out at the end of fiscal 2020.
Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term. We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience. Some of the recent actions we have taken to support and further differentiate our business include:
•We enhanced CAF’s ability to become a full spectrum lender, which we believe will position us to grow CAF income over time, by expanding our current asset-backed securitization program from a single issuance to one that more broadly incorporates CAF’s receivables across distinct prime and non-prime segments. We believe this will allow us to better align our offering with each investor base and ultimately generate added funding capacity.
•We enhanced our MaxOffer product, attracting dealers and expanding our vehicle sourcing capabilities. We achieved record volume each month of the quarter and are launching MaxOffer in New York during the second quarter of fiscal 2025.
•We increased used saleable inventory units while lowering total used inventory units through work-in-process reductions related to new title management capabilities and focused inventory management in non-production stores.
•We launched a number of electric vehicle (“EV”) research tools through Edmunds that help educate and build trust with consumers. We have also established test stores in California to evaluate new capabilities that support our operational readiness for increased EV sales and also enhance the customer experience.
•We achieved efficiency gains in our stores and Customer Experience Centers (“CECs”) that will scale well as we buy and sell more cars.
•We enhanced our omni-channel capabilities and are currently rolling out a new order processing system to our stores, which we anticipate will be available nationwide later this year. The system helps associates guide customers through each step of the buying journey and provides a more seamless experience for consumers who prefer to blend self-progression with assistance from associates.

In addition to these actions, we are focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. These initiatives, which we believe will drive savings of approximately $200 per retail unit over the next year or two, include the following:
•For logistics, we are testing a transportation management system that dispatches moves through a centralized team. The system automates communication between drivers and stores and provides new capabilities that support planning and execution.
•For reconditioning, we have identified opportunities to reduce costs through parts acquisition, bringing elements of sublet work in-house and optimizing production workflow. In addition, we believe that balancing production capacity across our stores and stand-alone reconditioning centers will drive further efficiencies and potentially enable us to take on more MaxCare work over time.
We purchased approximately 314,000 vehicles from consumers and dealers during the first quarter of fiscal 2025, down 8.6% from the prior year quarter. Of the approximately 279,000 vehicles purchased from consumers, slightly more than half were purchased through our online instant appraisal experience. Approximately 35,000 vehicles were purchased through dealers, up 70.8% from the prior year quarter, which was an all-time record. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer.
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
We expect our diversified model, the scale of our operations, our investments and omni-channel strategy to provide a solid foundation for further growth. In our Annual Report on Form 10-K for fiscal 2024, we disclosed the following long-term targets:
•We are maintaining our goal to sell more than 2 million combined retail and wholesale units annually; however, we extended the timeframe to between fiscal 2026 and fiscal 2030 due to uncertainty in the timing of market recovery and as we continue to focus on profitable market share growth. We intend to update the timeframe to achieve this goal when we have greater visibility into the industry’s pace of recovery.
•Given higher average selling prices, we expect to achieve the $33 billion in annual revenue target sooner than units.
•Similarly, we also expect to achieve more than 5% nationwide market share of age 0- to 10-year old used vehicles sooner than units, but given the recent volatility in vehicle values, we will provide an updated timeframe for our expected achievement at the end of the current fiscal year.
The achievement of these targets is dependent on macroeconomic factors that could result in ongoing volatility in consumer demand.
In calendar 2023, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, a decrease from 4.0% in calendar 2022. Market share performance in calendar 2023 was negatively impacted by sharp vehicle depreciation in the used car industry and our focus on profitable market share. Based on external title data, our market share for the first quarter of calendar 2024 improved compared with the fourth quarter of calendar 2023 and was relatively consistent with the first quarter of calendar 2023. Our strategy to increase our market share includes focusing on:
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

As of May 31, 2024, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first quarter of fiscal 2025, we opened our second stand-alone reconditioning center in Richland, Mississippi. During the remainder of the fiscal year, we plan to open five stores and one stand-alone auction facility. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 29, 2024.
CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 29, 2024.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2024	2023	Change
Used vehicle sales	$5,677.5	$6,001.5	(5.4)%
Wholesale vehicle sales	1,256.4	1,514.4	(17.0)%
Other sales and revenues:
Extended protection plan revenues	118.8	111.2	6.9%
Third-party finance (fees)/income, net	(1.7)	0.3	(613.8)%
Advertising & subscription revenues (1)	34.7	31.4	10.5%
Other	27.7	28.3	(2.5)%
Total other sales and revenues	179.5	171.2	4.8%
Total net sales and operating revenues	$7,113.4	$7,687.1	(7.5)%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended May 31
	2024	2023	Change
Used vehicles	211,132	217,924	(3.1)%
Wholesale vehicles	147,685	161,048	(8.3)%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2024	2023	Change
Used vehicles	$26,526	$27,258	(2.7)%
Wholesale vehicles	$8,094	$9,024	(10.3)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2024	2023
Used vehicle units	(3.8)%	(11.4)%
Used vehicle revenues	(6.1)%	(16.2)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2024	2023
Used vehicle units	(3.1)%	(9.6)%
Used vehicle revenues	(5.4)%	(14.4)%

Wholesale vehicle units	(8.3)%	(13.6)%
Wholesale vehicle revenues	(17.0)%	(28.5)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2024	2023
CAF (2)	45.3%	45.5%
Tier 2 (3)	18.7%	20.4%
Tier 3 (4)	7.5%	6.7%
Other (5)	28.5%	27.4%
Total	100.0%	100.0%

(1)     Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 3% of total used units sold.
(3)     Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)     Third-party finance providers to whom we pay a fee.
(5)     Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2024	2023
Used car stores, beginning of period	245	240
Store openings	—	1
Used car stores, end of period	245	241

Used Vehicle Sales.  The 5.4% decrease in used vehicle revenues in the first quarter of fiscal 2025 was primarily driven by a 3.1% decrease in used unit sales and a 2.7% decrease in average retail selling price, or approximately $700. The decrease in used units included a 3.8% decrease in comparable store used unit sales. Online retail sales, as defined previously, accounted for 14% of used unit sales for the first quarter of fiscal 2025, consistent with the prior year quarter.
During the first quarter of fiscal 2025, we believe persistent vehicle affordability challenges continued to impact our unit sales performance, as headwinds remained due to widespread inflationary pressures, higher interest rates and tightened lending standards. Comparable used unit sales improved in the second half of the first quarter and June-to-date comparable used unit sales were slightly positive.

The decrease in average retail selling price in the first quarter of fiscal 2025 reflected lower vehicle acquisition costs, partially offset by shifts in the mix of our sales by vehicle age and class.
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
The 17.0% decrease in wholesale vehicle revenues in the first quarter of fiscal 2025 was primarily due to a decrease in average selling price of 10.3%, or approximately $900, and an 8.3% decrease in unit sales.
The decrease in average selling price during the first quarter of fiscal 2025 was primarily due to decreased acquisition costs and shifts in the mix of our sales by vehicle age.
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
Other sales and revenues increased 4.8% in the first quarter of fiscal 2025, reflecting an increase in EPP revenue. EPP revenues increased 6.9%, largely reflecting increased margins, partially offset by decreased penetration.
Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.
GROSS PROFIT

	Three Months Ended May 31 (1)
(In millions)	2024	2023	Change
Used vehicle gross profit	$495.5	$514.6	(3.7)%
Wholesale vehicle gross profit	157.1	167.8	(6.4)%
Other gross profit	139.3	135.0	3.2%
Total	$791.9	$817.4	(3.1)%

(1)     Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended May 31 (1)
	2024		2023
	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,347	8.7	$2,361	8.6
Wholesale vehicle gross profit	$1,064	12.5	$1,042	11.1
Other gross profit	$660	77.6	$619	78.8

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

Used Vehicle Gross Profit.  We target a dollar range of gross profit per used unit sold.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with trends in the broader trade-in market and the pace of our inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. Gross profit per used unit is consistent across our omni-channel platform.
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
Used vehicle gross profit decreased 3.7% in the first quarter of fiscal 2025, driven primarily by the 3.1% decrease in total used unit sales. Used vehicle gross profit per unit for the first quarter of fiscal 2025 was in line with the prior year period. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Wholesale vehicle gross profit decreased 6.4% in the first quarter of fiscal 2025, primarily driven by an 8.3% decrease in wholesale unit sales impacted by lower year-over-year seasonal appreciation, partially offset by a $22 increase in wholesale vehicle gross profit per unit.
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
Other gross profit increased 3.2% in the first quarter of fiscal 2025, primarily driven by an increase in EPP revenues, as discussed above.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2024

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
19%
11%
11%
59%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2024	2023	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$328.1	$330.7	(0.8)%
Share-based compensation expense	47.1	35.3	33.4%
Total compensation and benefits (2)	$375.2	$366.0	2.5%
Occupancy costs	70.6	66.2	6.7%
Advertising expense	71.7	71.9	(0.2)%
Other overhead costs (3)	121.1	55.7	117.0%
Total SG&A expenses	$638.6	$559.8	14.1%
SG&A as a % of gross profit	80.6%	68.5%	12.1%

(1)     Amounts are net of intercompany eliminations.
(2)     Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.
(3) Includes IT expenses, non-CAF bad debt, insurance, travel, charitable contributions, preopening and relocation costs and other administrative expenses.
SG&A expenses increased $78.7 million, or 14.1%, in the first quarter of fiscal 2025. Factors contributing to the net increase include the following:
~~•~~$65.4 million increase in other overhead costs driven by the $59.3 million benefit in the prior year period in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$11.8 million increase in stock-based compensation expense driven by the retirement eligibility of certain senior executives.
Excluding the legal settlement in the prior year period, SG&A expenses increased 3.1%, or $19.5 million. SG&A expenses as a percent of gross profit increased to 80.6%, compared to 68.5% in the prior year's first quarter. Excluding the legal settlement, SG&A as a percent of gross profit was 75.7% in the prior year quarter.
Continued cost management efforts in our stores and CECs, as well as in non-CAF uncollectible receivables, drove an SG&A decrease year-over-year when excluding the prior year's legal settlement as well as the approximately $22 million combined impact from the retirement eligibility of certain senior executives on this year’s share-based compensation expense and lapping over the favorable non-CAF uncollectable receivables reserve adjustments in the prior year.

Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $31.4 million in the first quarter of fiscal 2025 was relatively consistent with $30.5 million in the first quarter of fiscal 2024.
Other Expense (Income). Other expense of $0.4 million in the first quarter of fiscal 2025 was relatively consistent with $1.2 million of other income in the first quarter of fiscal 2024.
Income Taxes.  The effective income tax rate was 26.2% in the first quarter of fiscal 2025 versus 25.7% in the first quarter of fiscal 2024.
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
CAF also originates a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. The targeted percentage of Tier 2 and Tier 3 originations has fluctuated over the past several years. CAF currently targets originating less than 5% of the total Tier 3 loan volume. Within the Tier 2 space, CAF continues to originate loans on a test basis and we slightly increased our investment in this space during the prior fiscal year. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF is expanding its current asset-backed securitization program from a single issuance to one that more broadly incorporates CAF’s receivables across distinct prime and non-prime segments, with prime generally representing FICO scores greater than 650 and non-prime generally representing FICO scores below 650. We believe this strategy will enable CAF to efficiently fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time. In June 2024, CAF closed on its first non-prime securitization deal. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores and the broader macroeconomic and lending environments. While this income is earned over time, the provision for lifetime losses is recognized at the time of origination. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.

See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$452.5	10.3	$400.5	9.4
Interest expense	(182.3)	(4.2)	(142.6)	(3.4)
Total interest margin	$270.2	6.2	$257.9	6.1
Provision for loan losses	$(81.2)	(1.9)	$(80.9)	(1.9)
CarMax Auto Finance income	$147.0	3.3	$137.4	3.2

(1)     Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31
	2024	2023
Net loans originated (in millions)	$2,265.7	$2,340.4
Vehicle units financed	91,364	93,050
Net penetration rate (1)	43.3%	42.7%
Weighted average contract rate	11.4%	11.1%
Weighted average credit score (2)	721	715
Weighted average loan-to-value (LTV) (3)	89.1%	87.9%
Weighted average term (in months)	67.0	65.3

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2024	2023
Total ending managed receivables	$17,641.6	$17,190.6
Total average managed receivables	$17,551.2	$17,003.4
Allowance for loan losses	$493.1	$535.4
Allowance for loan losses as a percentage of ending managed receivables	2.79%	3.11%
Net credit losses on managed receivables	$70.9	$52.7
Annualized net credit losses as a percentage of total average managed receivables	1.62%	1.24%
Past due accounts as a percentage of ending managed receivables	5.38%	5.15%
Average recovery rate (1)	48.9%	59.2%

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

•CAF Income (Increase of $9.6 million, or 7.0%, in the first quarter of fiscal 2025)
◦The increase in CAF income for the first quarter of fiscal 2025 reflects an increase in average managed receivables and an increase in the net interest margin percentage.

•Total Interest Margin (Increased slightly to 6.2% in the first quarter of fiscal 2025 from 6.1% in the first quarter of fiscal 2024)
◦The increase in the total interest margin percentage for the first quarter of fiscal 2025 was primarily driven by higher consumer rates as well as the effects of swaps not designated as hedges for accounting purposes, partially offset by higher funding costs.

•Provision for Loan Losses
◦The current quarter provision of $81.2 million was relatively consistent with $80.9 million in the prior year period.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.79% as of May 31, 2024, compared with 3.11% as of May 31, 2023 and 2.78% as of February 29, 2024. The allowance percentage remained consistent with February primarily due to CAF’s expanded investment in Tier 2, partially offset by the previously implemented tightened underwriting standards in response to the current environment.

•Loan Performance
◦The decline in net loan originations in the first quarter of fiscal 2025 resulted from decreases in used unit sales and the average amount financed, partially offset by an increase in the net penetration rate.
◦CAF net penetration in the first quarter of fiscal 2025 increased compared to the prior year period, primarily reflecting changes in the underlying credit mix of customers applying for financing.
◦The weighted average contract rate increased to 11.4% in the first quarter of fiscal 2025 compared with 11.1% in the first quarter of fiscal 2024. The increase was primarily due to the expansion of Tier 2 originations within CAF’s portfolio.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the first quarter of fiscal 2025 reflects an increase in delinquencies as well as our expansion of Tier 2 originations within CAF’s portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.
PLANNED FUTURE ACTIVITIES
During the first quarter of fiscal 2025, we opened one stand-alone reconditioning center. For the remainder of fiscal 2025, we anticipate opening five new store locations and one stand-alone auction facility. We currently estimate capital expenditures will total between $500 million and $550 million in fiscal 2025. Capital expenditures were $465.3 million in fiscal 2024. Planned capital spending in fiscal 2025 largely consists of spending to support our future long-term growth in stand-alone reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first quarter of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our strategic initiatives for the next 12 months and thereafter for the foreseeable future.
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

Operating Activities.  During the first three months of fiscal 2025, net cash used in operating activities totaled $117.7 million compared with $185.3 million in the prior year period.
As of May 31, 2024, total inventory was $3.77 billion, representing an increase of $94.8 million compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in the average carrying cost of inventory due to market appreciation and an increase in saleable vehicle units.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $337.7 million in the current year period compared with $484.0 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $299.6 million in the current year period compared with $419.7 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The change in net cash used in operating activities for the first three months of the current fiscal year compared with the prior year period primarily reflected the changes in inventory and auto loans receivable, as discussed above, partially offset by the net impact of volume and timing-related changes in accounts receivable and accounts payable as well as a decrease in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves.
Investing Activities. During the first three months of fiscal 2025, net cash used in investing activities totaled $105.9 million compared with $136.8 million in fiscal 2024.  Capital expenditures were $103.9 million in the current year period versus $136.7 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of May 31, 2024, 162 of our 245 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.
Financing Activities.  During the first three months of fiscal 2025, net cash used in financing activities totaled $112.4 million compared with net cash provided by financing activities of $306.6 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $299.6 million compared with $419.7 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).
During the first three months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $303.1 million as well as stock repurchases of $106.9 million. During the first three months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $102.8 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,668	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	513,707	516,544
Non-recourse notes payable	Various dates through December 2030	17,166,525	16,866,972
Total debt (3)		$18,779,900	$18,783,149
Cash and cash equivalents		$218,931	$574,142

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2024, we were in compliance with these financial covenants.
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
As of May 31, 2024, $12.99 billion and $4.18 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2025, we funded a total of $1.60 billion in asset-backed term funding transactions.  As of May 31, 2024, we had $1.92 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2024, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.26 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, financial targets, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
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
•Our inability to realize the benefits associated with our omni-channel platform.
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
•The failure or inability to meet our environmental goals or satisfy related disclosure requirements.
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

For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 46 of this report, our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 29, 2024.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 29, 2024, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On October 23, 2018, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. In April 2022, the board increased our share repurchase authorization by $2 billion. Purchases may be made in open market transactions, including through Rule 10b5-1 plans, or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on stock price, market conditions, legal requirements and other factors. Shares repurchased are deemed authorized but unissued shares of common stock.
The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2025. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2024	172,500	$82.18	172,500	$2,345,971,488
April 1 - 30, 2024	441,556	$71.38	441,556	$2,314,451,080
May 1 - 31, 2024	831,734	$70.06	831,734	$2,256,180,541
Total	1,445,790		1,445,790

Item 6.    Exhibits

10.1
Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.22 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

10.2
Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.23 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

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

June 27, 2024