Form 10-Q
period 2024-08-31
CARMAX INC
filed 2024-09-27
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 25, 2024
Common Stock, par value $0.50	154,924,341

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2024 and 2023	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2024 and 2023	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2024 and February 29, 2024	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2024 and 2023	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2024 and 2023	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 6.	Exhibits	45

SIGNATURES			46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2024	%(1)	2023	%(1)	2024	%(1)	2023	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,677,081	80.9	$5,591,143	79.0	$11,354,557	80.4	$11,592,614	78.5
Wholesale vehicle sales	1,154,465	16.5	1,321,975	18.7	2,410,904	17.1	2,836,338	19.2
Other sales and revenues	181,983	2.6	160,718	2.3	361,465	2.6	331,947	2.2
NET SALES AND OPERATING REVENUES	7,013,529	100.0	7,073,836	100.0	14,126,926	100.0	14,760,899	100.0
COST OF SALES:
Used vehicle cost of sales	5,198,315	74.1	5,139,034	72.6	10,380,294	73.5	10,625,880	72.0
Wholesale vehicle cost of sales	1,016,590	14.5	1,185,359	16.8	2,115,901	15.0	2,531,897	17.2
Other cost of sales	38,157	0.5	52,678	0.7	78,369	0.6	88,967	0.6
TOTAL COST OF SALES	6,253,062	89.2	6,377,071	90.2	12,574,564	89.0	13,246,744	89.7
GROSS PROFIT	760,467	10.8	696,765	9.8	1,552,362	11.0	1,514,155	10.3
CARMAX AUTO FINANCE INCOME	115,580	1.6	134,987	1.9	262,550	1.9	272,345	1.8
Selling, general and administrative expenses	610,562	8.7	585,694	8.3	1,249,140	8.8	1,145,531	7.8
Depreciation and amortization	63,901	0.9	58,817	0.8	125,770	0.9	117,236	0.8
Interest expense	27,021	0.4	31,585	0.4	58,383	0.4	62,051	0.4
Other income	(3,281)	—	(2,630)	—	(2,865)	—	(3,844)	—
Earnings before income taxes	177,844	2.5	158,286	2.2	384,484	2.7	465,526	3.2
Income tax provision	45,035	0.6	39,651	0.6	99,235	0.7	118,593	0.8
NET EARNINGS	$132,809	1.9	$118,635	1.7	$285,249	2.0	$346,933	2.4
WEIGHTED AVERAGE COMMON SHARES:
Basic	155,866		158,479		156,513		158,298
Diluted	156,526		159,238		157,116		158,900
NET EARNINGS PER SHARE:
Basic	$0.85		$0.75		$1.82		$2.19
Diluted	$0.85		$0.75		$1.82		$2.18

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2024	2023	2024	2023
NET EARNINGS	$132,809	$118,635	$285,249	$346,933
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	85	98	169	196
Net change in cash flow hedge unrecognized gains	(52,706)	17,169	(50,391)	(19,468)
Other comprehensive (loss) income, net of taxes	(52,621)	17,267	(50,222)	(19,272)
TOTAL COMPREHENSIVE INCOME	$80,188	$135,902	$235,027	$327,661

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 29
(In thousands except share data)	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,667	$574,142
Restricted cash from collections on auto loans receivable	572,630	506,648
Accounts receivable, net	228,112	221,153
Inventory	3,397,746	3,678,070
Other current assets	135,901	246,581
TOTAL CURRENT ASSETS	4,859,056	5,226,594
Auto loans receivable, net of allowance for loan losses of $500,834 and $482,790 as of August 31, 2024 and February 29, 2024, respectively	17,413,589	17,011,844
Property and equipment, net of accumulated depreciation of $1,940,005 and $1,813,783 as of August 31, 2024 and February 29, 2024, respectively	3,763,089	3,665,530
Deferred income taxes	126,883	98,790
Operating lease assets	495,783	520,717
Goodwill	141,258	141,258
Other assets	496,160	532,064
TOTAL ASSETS	$27,295,818	$27,196,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,008,044	$933,708
Accrued expenses and other current liabilities	483,922	523,971
Accrued income taxes	34,063	—
Current portion of operating lease liabilities	57,959	57,161
Current portion of long-term debt	21,771	313,282
Current portion of non-recourse notes payable	550,045	484,167
TOTAL CURRENT LIABILITIES	2,155,804	2,312,289
Long-term debt, excluding current portion	1,588,260	1,602,355
Non-recourse notes payable, excluding current portion	16,516,943	16,357,301
Operating lease liabilities, excluding current portion	473,158	496,210
Other liabilities	382,044	354,902
TOTAL LIABILITIES	21,116,209	21,123,057

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 155,332,046 and 157,611,939 shares issued and outstanding as of August 31, 2024 and February 29, 2024, respectively	77,666	78,806
Capital in excess of par value	1,856,385	1,808,746
Accumulated other comprehensive income	9,057	59,279
Retained earnings	4,236,501	4,126,909
TOTAL SHAREHOLDERS’ EQUITY	6,179,609	6,073,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,295,818	$27,196,797

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net earnings	$285,249	$346,933
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	141,964	126,971
Share-based compensation expense	82,703	69,445
Provision for loan losses	193,798	170,672
Provision for cancellation reserves	49,302	45,199
Deferred income tax benefit	(11,789)	(24,845)
Other	2,039	3,868
Net (increase) decrease in:
Accounts receivable, net	(6,959)	26,909
Inventory	280,324	(113,144)
Other current assets	111,438	33,431
Auto loans receivable, net	(595,543)	(828,631)
Other assets	(9,486)	(6,668)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	23,474	132,566
Other liabilities	(45,100)	(43,826)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	501,414	(61,120)
INVESTING ACTIVITIES:
Capital expenditures	(213,123)	(210,167)
Proceeds from disposal of property and equipment	130	1,247
Purchases of investments	(3,091)	(3,236)
Sales and returns of investments	621	405
NET CASH USED IN INVESTING ACTIVITIES	(215,463)	(211,751)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	—	134,600
Payments on long-term debt	(306,274)	(240,093)
Cash paid for debt issuance costs	(12,985)	(10,650)
Payments on finance lease obligations	(9,056)	(7,810)
Issuances of non-recourse notes payable	6,971,000	6,179,929
Payments on non-recourse notes payable	(6,742,743)	(5,532,403)
Repurchase and retirement of common stock	(213,305)	(4,143)
Equity issuances	30,296	27,534
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(283,067)	546,964
Increase in cash, cash equivalents, and restricted cash	2,884	274,093
Cash, cash equivalents, and restricted cash at beginning of year	1,250,410	951,004
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,253,294	$1,225,097

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$524,667	$521,098
Restricted cash from collections on auto loans receivable	572,630	534,792
Restricted cash included in other assets	155,997	169,207
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,253,294	$1,225,097

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2024
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	152,440	—	152,440
Other comprehensive income	—	—	—	—	2,399	2,399
Share-based compensation expense	—	—	36,708	—	—	36,708
Repurchases of common stock	(1,446)	(723)	(17,615)	(86,551)	—	(104,889)
Exercise of common stock options	138	69	8,140	—	—	8,209
Stock incentive plans, net shares issued	49	24	(1,761)	—	—	(1,737)
Balance as of May 31, 2024	156,353	$78,176	$1,834,218	$4,192,798	$61,678	$6,166,870
Net earnings	—	—	—	132,809	—	132,809
Other comprehensive loss	—	—	—	—	(52,621)	(52,621)
Share-based compensation expense	—	—	17,328	—	—	17,328
Repurchases of common stock	(1,376)	(688)	(17,059)	(89,106)	—	(106,853)
Exercise of common stock options	347	173	21,914	—	—	22,087
Stock incentive plans, net shares issued	8	5	(16)	—	—	(11)
Balance as of August 31, 2024	155,332	$77,666	$1,856,385	$4,236,501	$9,057	$6,179,609

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
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel platform, which gives us the largest addressable market in the used car industry, empowers our retail customers to buy a car on their terms – online, in-store or an integrated combination of both. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers and dealers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.
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
Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2024	2023	2024	2023
Used vehicle sales	$5,677.1	$5,591.1	$11,354.6	$11,592.6
Wholesale vehicle sales	1,154.5	1,322.0	2,410.9	2,836.3
Other sales and revenues:
Extended protection plan revenues	121.4	101.7	240.2	212.9
Third-party finance income/(fees), net	1.4	(1.5)	(0.2)	(1.2)
Advertising & subscription revenues (1)	34.3	33.5	69.0	64.9
Service revenues	21.7	21.4	44.4	43.5
Other	3.2	5.6	8.1	11.8
Total other sales and revenues	182.0	160.7	361.5	331.9
Total net sales and operating revenues	$7,013.5	$7,073.8	$14,126.9	$14,760.9

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of August 31, 2024 and February 29, 2024, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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

Components of CAF Income

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2024	% (1)	2023	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$464.5	10.5	$416.9	9.6	$917.0	10.4	$817.4	9.5
Interest expense	(193.7)	(4.4)	(152.0)	(3.5)	(376.0)	(4.3)	(294.6)	(3.4)
Total interest margin	270.8	6.1	264.9	6.1	541.0	6.1	522.8	6.1
Provision for loan losses	(112.6)	(2.5)	(89.8)	(2.1)	(193.8)	(2.2)	(170.7)	(2.0)
Total interest margin after provision for loan losses	158.2	3.6	175.1	4.0	347.2	3.9	352.1	4.1
Direct expenses:
Payroll and fringe benefit expense	(19.0)	(0.4)	(16.8)	(0.4)	(37.6)	(0.4)	(33.4)	(0.4)
Depreciation and amortization	(4.3)	(0.1)	(4.1)	(0.1)	(8.5)	(0.1)	(8.2)	(0.1)
Other direct expenses	(19.3)	(0.4)	(19.3)	(0.4)	(38.5)	(0.4)	(38.2)	(0.4)
Total direct expenses	(42.6)	(1.0)	(40.2)	(0.9)	(84.6)	(1.0)	(79.8)	(0.9)
CarMax Auto Finance income	$115.6	2.6	$135.0	3.1	$262.6	3.0	$272.3	3.2

Total average managed receivables	$17,728.8		$17,315.6		$17,640.0		$17,159.5

(1)    Annualized percentage of total average managed receivables.

4. Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.10 billion as of August 31, 2024, and $16.87 billion as of February 29, 2024. See Note 9 for additional information on securitizations and non-recourse notes payable.
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

Auto Loans Receivable, Net

	As of August 31	As of February 29
(In millions)	2024	2024
Asset-backed term funding	$12,801.5	$12,638.2
Warehouse facilities	3,743.6	3,744.6
Overcollateralization (1)	775.9	790.9
Other managed receivables (2)	448.4	218.1
Total ending managed receivables	17,769.4	17,391.8
Accrued interest and fees	103.6	90.9
Other	41.4	11.9
Less: allowance for loan losses	(500.8)	(482.8)
Auto loans receivable, net	$17,413.6	$17,011.8

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
Ending Managed Receivables by Major Credit Grade

	As of August 31, 2024
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Core managed receivables (3):
A	$2,432.5	$3,204.6	$2,137.6	$1,237.3	$410.1	$139.3	$9,561.4	53.8
B	1,194.6	1,987.3	1,432.4	968.0	358.6	155.7	6,096.6	34.3
C and other	252.0	330.0	404.1	314.3	141.6	66.8	1,508.8	8.5
Total core managed receivables	3,879.1	5,521.9	3,974.1	2,519.6	910.3	361.8	17,166.8	96.6
Other managed receivables (4):
C and other	167.8	214.0	144.2	58.3	7.1	11.2	602.6	3.4
Total ending managed receivables	$4,046.9	$5,735.9	$4,118.3	$2,577.9	$917.4	$373.0	$17,769.4	100.0

Gross charge-offs	$3.9	$97.7	$106.5	$59.6	$16.9	$12.3	$296.9

	As of February 29, 2024
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$3,922.7	$2,660.6	$1,635.1	$614.0	$268.7	$40.0	$9,141.1	52.6
B	2,370.8	1,738.8	1,225.9	493.3	233.4	61.3	6,123.5	35.2
C and other	344.1	498.6	400.3	192.2	86.6	26.9	1,548.7	8.9
Total core managed receivables	6,637.6	4,898.0	3,261.3	1,299.5	588.7	128.2	16,813.3	96.7
Other managed receivables (4):
C and other	299.0	176.3	72.6	9.3	12.1	9.2	578.5	3.3
Total ending managed receivables	$6,936.6	$5,074.3	$3,333.9	$1,308.8	$600.8	$137.4	$17,391.8	100.0

Gross charge-offs	$111.0	$248.6	$129.8	$41.0	$19.7	$11.4	$561.5

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total ending managed receivables.
(3)    Represents CAF’s Tier 1 originations.
(4)    Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at August 31, 2024 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.
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

Allowance for Loan Losses

	Three Months Ended August 31, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$396.6	$96.5	$493.1	2.79
Charge-offs	(131.1)	(32.7)	(163.8)
Recoveries (2)	52.1	6.8	58.9
Provision for loan losses	99.7	12.9	112.6
Balance as of end of period	$417.3	$83.5	$500.8	2.82

	Three Months Ended August 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$427.5	$107.9	$535.4	3.11
Charge-offs	(118.7)	(24.5)	(143.2)
Recoveries (2)	48.5	7.5	56.0
Provision for loan losses	75.7	14.1	89.8
Balance as of end of period	$433.0	$105.0	$538.0	3.08

	Six Months Ended August 31, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(244.1)	(52.8)	(296.9)
Recoveries (2)	106.0	15.1	121.1
Provision for loan losses	165.7	28.1	193.8
Balance as of end of period	$417.3	$83.5	$500.8	2.82

	Six Months Ended August 31, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(211.8)	(41.2)	(253.0)
Recoveries (2)	99.0	14.1	113.1
Provision for loan losses	144.3	26.4	170.7
Balance as of end of period	$433.0	$105.0	$538.0	3.08

(1)    Percent of total ending managed receivables.
(2)    Net of costs incurred to recover vehicle.

During the first six months of fiscal 2025, the allowance for loan losses as a percent of total ending managed receivables increased by 4 basis points. The increase was primarily due to unfavorable loss performance related to CAF’s core receivables as well as CAF’s expanded investment in Tier 2, partially offset by the previously implemented tightened underwriting standards in response to the current environment. The increase in net charge-offs primarily reflects continued customer hardship in the current economic environment. The allowance for loan losses as of August 31, 2024 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Receivables

	As of August 31, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,506.6	$5,609.7	$1,204.3	$16,320.6	$465.1	$16,785.7	94.47
Delinquent loans:
31-60 days past due	33.1	279.3	160.2	472.6	68.6	541.2	3.04
61-90 days past due	16.6	170.4	122.0	309.0	58.3	367.3	2.07
Greater than 90 days past due	5.1	37.2	22.3	64.6	10.6	75.2	0.42
Total past due	54.8	486.9	304.5	846.2	137.5	983.7	5.53
Total ending managed receivables	$9,561.4	$6,096.6	$1,508.8	$17,166.8	$602.6	$17,769.4	100.00

	As of February 29, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,088.1	$5,666.3	$1,243.7	$15,998.1	$447.1	$16,445.2	94.56
Delinquent loans:
31-60 days past due	32.1	271.3	162.9	466.3	68.1	534.4	3.07
61-90 days past due	15.1	149.4	118.5	283.0	53.0	336.0	1.93
Greater than 90 days past due	5.8	36.5	23.6	65.9	10.3	76.2	0.44
Total past due	53.0	457.2	305.0	815.2	131.4	946.6	5.44
Total ending managed receivables	$9,141.1	$6,123.5	$1,548.7	$16,813.3	$578.5	$17,391.8	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $35.0 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and six months ended August 31, 2024, we recognized expense of $4.6 million and $7.7 million, respectively, in CAF income representing these changes in fair value.
As of August 31, 2024 and February 29, 2024, we had interest rate swaps outstanding with a combined notional amount of $5.12 billion and $5.21 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31,

2024 and February 29, 2024, we had interest rate swaps with a combined notional amount of $386.1 million and $704.0 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
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

Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,166,588	$—	$1,166,588
Mutual fund investments	28,185	—	28,185
Derivative instruments designated as hedges	—	16,100	16,100
Derivative instruments not designated as hedges	—	5,351	5,351
Total assets at fair value	$1,194,773	$21,451	$1,216,224

Percent of total assets at fair value	98.2%	1.8%	100.0%
Percent of total assets	4.4%	0.1%	4.5%

Liabilities:
Derivative instruments designated as hedges	$—	$(23,868)	$(23,868)
Total liabilities at fair value	$—	$(23,868)	$(23,868)

Percent of total liabilities	—%	0.1%	0.1%

	As of February 29, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,164,270	$—	$1,164,270
Mutual fund investments	24,312	—	24,312
Derivative instruments designated as hedges	—	45,761	45,761
Derivative instruments not designated as hedges	—	13,064	13,064
Total assets at fair value	$1,188,582	$58,825	$1,247,407

Percent of total assets at fair value	95.3%	4.7%	100.0%
Percent of total assets	4.4%	0.2%	4.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(2,302)	$(2,302)
Total liabilities at fair value	$—	$(2,302)	$(2,302)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2024 and February 29, 2024, respectively, are as follows:

(In thousands)	As of August 31, 2024	As of February 29, 2024
Carrying value	$400,000	$400,000
Fair value	$388,795	$380,249

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2024	2023	2024	2023
Balance as of beginning of period	$131.3	$138.7	$128.3	$139.2
Cancellations	(22.6)	(23.2)	(43.9)	(47.8)
Provision for future cancellations	25.0	21.1	49.3	45.2
Balance as of end of period	$133.7	$136.6	$133.7	$136.6

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2024 and February 29, 2024, the current portion of cancellation reserves was $72.3 million and $69.7 million, respectively.
8. Income Taxes
We had $31.3 million of gross unrecognized tax benefits as of August 31, 2024, and $28.8 million as of February 29, 2024.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 29, 2024.
Within the next 12 months, it is reasonably possible that statutes will expire and previously unrecognized tax benefits related to the prepayment of services provided by related entities will be recognized. Recognition of the benefits will decrease gross unrecognized tax benefits by approximately $14.0 million and would not materially impact our effective tax rate.
9. Debt

(In thousands)		As of August 31	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,703	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	510,744	516,544
Non-recourse notes payable	Various dates through January 2031	17,095,229	16,866,972
Total debt		18,705,676	18,783,149
Less: current portion		(571,816)	(797,449)
Less: unamortized debt issuance costs		(28,657)	(26,044)
Long-term debt, net		$18,105,203	$17,959,656

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of August 31, 2024, the unused capacity of $2.00 billion was fully available to us.

Term Loans. The $300 million term loan was paid in May 2024. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 6.35% as of August 31, 2024. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of August 31, 2024, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through January 2031, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.
Information on our funding vehicles of non-recourse notes payable as of August 31, 2024 are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2024 expiration	$0.70
March 2025 expiration	3.10
August 2025 expiration	2.30
Combined warehouse facility limit	$6.10
Unused capacity	$2.36

Non-recourse notes payable outstanding:
Warehouse facilities	$3.74
Asset-backed term funding transactions	13.36
Non-recourse notes payable	$17.10

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.
In June 2024, we entered into a $625 million asset-backed term funding transaction related to our new non-prime securitization program. In July 2024, we entered into a $1.4 billion asset-backed term funding transaction comprised of higher prime auto loans receivable. Going forward, we plan to utilize separate asset-backed securitization programs to more broadly incorporate funding of CAF’s receivables across distinct higher prime and non-prime segments. We believe this new two-program strategy will enable us to fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time.
See Note 4 for additional information on the related auto loans receivable.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2024 and 2023, we capitalized interest of $3.1 million and $2.9 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of August 31, 2024, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of August 31, 2024, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.15 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2024	2023	2024	2023
Number of shares repurchased (in thousands)	1,376.7	—	2,822.4	—
Average cost per share	$77.04	$—	$74.41	$—
Available for repurchase, as of end of period (in millions)	$2,150.1	$2,451.3	$2,150.1	$2,451.3

(B)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2024	2023	2024	2023
Cost of sales	$1,639	$1,195	$2,648	$2,585
CarMax Auto Finance income	1,449	1,198	2,134	1,647
Selling, general and administrative expenses	32,133	31,294	79,234	66,598
Share-based compensation expense, before income taxes	$35,221	$33,687	$84,016	$70,830

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2024	2023	2024	2023
Nonqualified stock options	$9,174	$13,650	$28,118	$27,727
Cash-settled restricted stock units (RSUs)	17,277	12,804	28,667	27,915
Stock-settled market stock units (MSUs)	4,187	3,884	11,767	10,108
Other share-based incentives:
Stock-settled performance stock units (PSUs)	2,117	797	12,301	1,538
Restricted stock (RSAs)	—	76	—	307
Stock-settled deferred stock units (DSUs)	1,850	1,850	1,850	1,850
Employee stock purchase plan	616	626	1,313	1,385
Total other share-based incentives	$4,583	$3,349	$15,464	$5,080
Share-based compensation expense, before income taxes	$35,221	$33,687	$84,016	$70,830

(C)Stock Incentive Plan Information
Share/Unit Activity

	Six Months Ended August 31, 2024
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 29, 2024	7,393	383	195	1,297
Granted	1,230	238	263	918
Exercised or vested and converted	(485)	(75)	(47)	(556)
Cancelled	(111)	(11)	—	(65)
Outstanding as of August 31, 2024	8,027	535	411	1,594

Weighted average grant date fair value per share/unit:

Granted	$29.20	$95.73	$69.43	$67.22
Ending outstanding	$28.07	$104.28	$75.26	$71.19

	As of August 31, 2024
Unrecognized compensation (in millions)	$46.6	$24.5	$4.7

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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2024	2023	2024	2023
Net earnings	$132,809	$118,635	$285,249	$346,933

Weighted average common shares outstanding	155,866	158,479	156,513	158,298
Dilutive potential common shares:
Stock options	349	581	316	373
Stock-settled stock units and awards	311	178	287	229
Weighted average common shares and dilutive potential common shares	156,526	159,238	157,116	158,900

Basic net earnings per share	$0.85	$0.75	$1.82	$2.19
Diluted net earnings per share	$0.85	$0.75	$1.82	$2.18

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2024 and 2023, options to purchase 5,083,556 shares and 3,508,300 shares of common stock, respectively, were not included. For the six months ended August 31, 2024 and 2023, options to purchase 5,133,763 shares and 5,518,543 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 29, 2024	$(37,116)	$96,395	$59,279
Other comprehensive loss before reclassifications	—	(28,828)	(28,828)
Amounts reclassified from accumulated other comprehensive income	169	(21,563)	(21,394)
Other comprehensive income (loss)	169	(50,391)	(50,222)
Balance as of August 31, 2024	$(36,947)	$46,004	$9,057

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2024	2023	2024	2023
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$49	$58	$99	$116
CarMax Auto Finance income	3	3	7	7
Selling, general and administrative expenses	58	68	115	135
Total amortization reclassifications recognized in net pension expense	110	129	221	258
Tax expense	(25)	(31)	(52)	(62)
Amortization reclassifications recognized in net pension expense, net of tax	85	98	169	196
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	85	98	169	196

Cash Flow Hedges (Note 5):
Changes in fair value	(55,748)	35,002	(38,239)	(1,005)
Tax benefit (expense)	13,639	(8,535)	9,411	336
Changes in fair value, net of tax	(42,109)	26,467	(28,828)	(669)
Reclassifications to CarMax Auto Finance income	(14,010)	(12,295)	(28,508)	(24,859)
Tax benefit	3,413	2,997	6,945	6,060
Reclassification of hedge gains, net of tax	(10,597)	(9,298)	(21,563)	(18,799)
Net change in cash flow hedge unrecognized gains, net of tax	(52,706)	17,169	(50,391)	(19,468)
Total other comprehensive (loss) income, net of tax	$(52,621)	$17,267	$(50,222)	$(19,272)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income. The cumulative balances are net of deferred taxes of $3.0 million as of August 31, 2024 and $19.3 million as of February 29, 2024.
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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2024	2023	2024	2023
Operating lease cost (1)	$22,873	$22,239	$46,101	$44,186
Finance lease cost:
Depreciation of lease assets	2,976	4,907	6,798	9,442
Interest on lease liabilities	6,920	6,407	13,591	12,502
Total finance lease cost	9,896	11,314	20,389	21,944
Total lease cost	$32,769	$33,553	$66,490	$66,130

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 29
(In thousands)	Classification	2024	2024
Assets:
Operating lease assets	Operating lease assets	$495,783	$520,717
Finance lease assets	Property and equipment, net (1)	191,774	174,998
Total lease assets		$687,557	$695,715
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,959	$57,161
Finance leases	Accrued expenses and other current liabilities	23,608	20,877
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	473,158	496,210
Finance leases	Other liabilities	211,590	198,759
Total lease liabilities		$766,315	$773,007

(1)    Finance lease assets are recorded net of accumulated depreciation of $62.3 million as of August 31, 2024 and $55.5 million as of February 29, 2024.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 29
Lease Term and Discount Rate	2024	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	16.01	16.07
Finance leases	13.17	11.43

Weighted Average Discount Rate
Operating leases	5.10%	5.05%
Finance leases	15.79%	17.16%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,610	$44,182
Operating cash flows from finance leases	$12,642	$12,076
Financing cash flows from finance leases	$9,056	$7,810

Lease assets obtained in exchange for lease obligations:
Operating leases	$4,189	$22,277
Finance leases	$24,497	$43,684

Maturities of lease liabilities were as follows:

	As of August 31, 2024
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2025, remaining	$42,579	$21,194
Fiscal 2026	78,928	48,763
Fiscal 2027	72,607	45,167
Fiscal 2028	68,493	38,332
Fiscal 2029	46,682	31,118
Thereafter	518,131	288,506
Total lease payments	827,420	473,080
Less: interest	(296,303)	(237,882)
Present value of lease liabilities	$531,117	$235,198
(1)    Lease payments exclude $4.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2024	2023
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$816	$(18,607)
Increase in financing obligations	$—	$4,527

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $31.0 million as of August 31, 2024, and $30.9 million as of February 29, 2024, and is included in accrued expenses and other current liabilities.

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
As of August 31, 2024, we operated 247 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.6% of our retail used vehicle unit sales in the first six months of fiscal 2025.  As of August 31, 2024, CAF serviced approximately 1.1 million customer accounts in its $17.77 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first six months of fiscal 2025 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first six months of fiscal 2025 as compared to the second quarter and first six months of fiscal 2024 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2024	Change from Three Months Ended August 31, 2023	Six Months Ended August 31, 2024	Change from Six Months Ended August 31, 2023
Income statement information
Net sales and operating revenues	$7,013.5	(0.9)%	$14,126.9	(4.3)%
Gross profit	$760.5	9.1%	$1,552.4	2.5%
CAF income	$115.6	(14.4)%	$262.6	(3.6)%
Selling, general and administrative expenses	$610.6	4.2%	$1,249.1	9.0%
Net earnings	$132.8	11.9%	$285.2	(17.8)%
Unit sales information
Used unit sales	211,020	5.1%	422,152	0.8%
Change in used unit sales in comparable stores	4.3%	N/A	0.1%	N/A
Wholesale unit sales	141,458	(0.3)%	289,143	(4.5)%
Per unit information
Used gross profit per unit	$2,269	0.8%	$2,308	—%
Wholesale gross profit per unit	$975	1.2%	$1,020	1.5%
SG&A as a % of gross profit	80.3%	(3.8)%	80.5%	4.8%
Per share information
Net earnings per diluted share	$0.85	13.3%	$1.82	(16.5)%
Online sales metrics
Online retail sales (2)	15%	1%	15%	1%
Omni sales (3)	57%	2%	57%	2%
Revenue from online transactions (4)	29%	(2)%	30%	(1)%
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
Net earnings per diluted share during the first six months of the prior fiscal year included a benefit of $0.32 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first half of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term. We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience. Some of the recent actions we have taken to refine the customer experience and further differentiate our business include:
•We completed the nationwide rollout of our new order processing system across our stores and Customer Experience Centers (“CECs”). This system helps associates guide customers through each step of the buying journey and provides a more seamless experience for customers who prefer to blend self-progression with assistance from associates.
•We have focused on customer shopping accounts, which make it easier for customers to see the steps they have taken on their shopping journey, whether on their own or with help from an associate. These accounts also guide next steps and promote MaxCare, our ESP product. We are currently testing this offering in several stores and plan to deploy it nationwide later this year.
•We developed a new knowledge management system that we are testing in our CECs, which leverages generative AI to empower associates with instant access to the information they need. We believe this will enable our CECs to be more effective and efficient, and we plan to launch the bot across all CECs later this year.
•We released an enhancement to our finance-based shopping platform that seamlessly incorporates existing instant appraisal offers into our prequalification offering.
•We launched an EV hub as a consumer research resource on carmax.com. The hub contains guides that address top questions shoppers have about EVs, including hybrids, and serves to help consumers determine if an EV is right for them.

In addition to these actions, we are focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. For example, we recently conducted a comprehensive review of our logistics operations and determined that centralizing some key functions will help us best leverage our network. During the second quarter of fiscal 2025, we centralized our home delivery, appraisal pick-up and MaxOffer moves by market. We believe this change enables us to achieve efficiencies in upcoming quarters as we roll out our enhanced transportation management system, which provides new planning and execution capabilities. We believe these initiatives focused on our logistics network and reconditioning operations will drive savings of approximately $200 per retail unit over the next year or two.

As we continue to evaluate our logistics operations, including equipment and leasing arrangements, we may incur charges that we estimate will be less than $10 million in the near term, which would likely be recorded in other (income)/expense. These charges are expected to be more than offset by the efficiencies gained in our logistics operations over time.

We purchased approximately 300,000 vehicles from consumers and dealers during the second quarter of fiscal 2025, up 2.9% from the prior year quarter. Of the approximately 269,000 vehicles purchased from consumers, more than half were purchased through our online instant appraisal experience. Approximately 31,000 vehicles were purchased through dealers, up 61.4% from the prior year quarter. Our self-sufficiency rate, including dealer buys, was over 70% for the second quarter of fiscal 2025. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer.
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
As of August 31, 2024, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2025, we opened two stores and our second stand-alone reconditioning center in Richland, Mississippi. During the remainder of the fiscal year, we plan to open three stores and one stand-alone auction facility. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
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
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2024	2023	Change	2024	2023	Change
Used vehicle sales	$5,677.1	$5,591.1	1.5%	$11,354.6	$11,592.6	(2.1)%
Wholesale vehicle sales	1,154.5	1,322.0	(12.7)%	2,410.9	2,836.3	(15.0)%
Other sales and revenues:
Extended protection plan revenues	121.4	101.7	19.3%	240.2	212.9	12.8%
Third-party finance income/(fees), net	1.4	(1.5)	197.2%	(0.2)	(1.2)	80.5%
Advertising & subscription revenues (1)	34.3	33.5	2.5%	69.0	64.9	6.4%
Other	24.9	27.0	(8.0)%	52.5	55.3	(5.2)%
Total other sales and revenues	182.0	160.7	13.2%	361.5	331.9	8.9%
Total net sales and operating revenues	$7,013.5	$7,073.8	(0.9)%	$14,126.9	$14,760.9	(4.3)%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2024	2023	Change	2024	2023	Change
Used vehicles	211,020	200,825	5.1%	422,152	418,749	0.8%
Wholesale vehicles	141,458	141,837	(0.3)%	289,143	302,885	(4.5)%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2024	2023	Change	2024	2023	Change
Used vehicles	$26,245	$27,500	(4.6)%	$26,386	$27,374	(3.6)%
Wholesale vehicles	$7,768	$8,923	(12.9)%	$7,935	$8,977	(11.6)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2024	2023	2024	2023
Used vehicle units	4.3%	(9.0)%	0.1%	(10.3)%
Used vehicle revenues	(0.2)%	(12.5)%	(3.3)%	(14.4)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2024	2023	2024	2023
Used vehicle units	5.1%	(7.4)%	0.8%	(8.5)%
Used vehicle revenues	1.5%	(11.0)%	(2.1)%	(12.8)%

Wholesale vehicle units	(0.3)%	(11.2)%	(4.5)%	(12.5)%
Wholesale vehicle revenues	(12.7)%	(21.8)%	(15.0)%	(25.5)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2024	2023	2024	2023
CAF (2)	44.6%	46.4%	45.0%	45.9%
Tier 2 (3)	17.7%	18.1%	18.2%	19.3%
Tier 3 (4)	6.7%	6.4%	7.1%	6.6%
Other (5)	31.0%	29.1%	29.7%	28.2%
Total	100.0%	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2024	2023	2024	2023
Used car stores, beginning of period	245	241	245	240
Store openings	2	—	2	1
Used car stores, end of period	247	241	247	241

During the first six months of fiscal 2025, we opened two stores in existing television markets (El Paso, TX and Gainesville, GA).

Used Vehicle Sales.  The 1.5% increase in used vehicle revenues in the second quarter of fiscal 2025 was primarily driven by a 5.1% increase in used unit sales, partially offset by a 4.6% decrease in average retail selling price, or approximately $1,250. The increase in used units included a 4.3% increase in comparable store used unit sales. For the first six months of fiscal 2025, used vehicle revenues decreased 2.1%, driven by a 3.6% decrease in average selling price, or approximately $1,000, partially offset by a 0.8% increase in used unit sales. The increase in used units included a 0.1% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 15% of used unit sales for both the second quarter and first six months of fiscal 2025 compared with 14% for both the second quarter and first six months of fiscal 2024. Based on current trends, we anticipate our comparable store used unit sales to remain positive for the third quarter of fiscal 2025, relatively in line with, but slightly below, our second quarter results.
The decrease in average retail selling price in both the second quarter and first six months of fiscal 2025 reflected lower vehicle acquisition costs, partially offset by shifts in the mix of our sales by vehicle age and class.
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

The 12.7% decrease in wholesale vehicle revenues in the second quarter of fiscal 2025 was primarily due to a decrease in average selling price of 12.9%, or approximately $1,150, and a 0.3% decrease in unit sales. For the first six months of fiscal 2025, wholesale vehicle revenues decreased 15.0%, driven by a decrease in average selling price of 11.6%, or approximately $1,050, and a 4.5% decrease in unit sales.
The decrease in average selling price during both the second quarter and first six months of fiscal 2025 was primarily due to decreased acquisition costs and shifts in the mix of our sales by vehicle age.
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
Other sales and revenues increased 13.2% and 8.9% in the second quarter and first six months of fiscal 2025, respectively, reflecting increases in EPP revenues. EPP revenues increased 19.3% and 12.8% in the second quarter and first six months of fiscal 2025, respectively, largely reflecting increased margins, partially offset by decreased penetration.
Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.
GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2024	2023	Change	2024	2023	Change
Used vehicle gross profit	$478.8	$452.1	5.9%	$974.3	$966.7	0.8%
Wholesale vehicle gross profit	137.9	136.6	0.9%	295.0	304.4	(3.1)%
Other gross profit	143.8	108.1	33.1%	283.1	243.1	16.5%
Total	$760.5	$696.8	9.1%	$1,552.4	$1,514.2	2.5%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2024		2023		2024		2023
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,269	8.4	$2,251	8.1	$2,308	8.6	$2,309	8.3
Wholesale vehicle gross profit	$975	11.9	$963	10.3	$1,020	12.2	$1,005	10.7
Other gross profit	$682	79.0	$538	67.2	$671	78.3	$580	73.2

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
Used vehicle gross profit increased 5.9% in the second quarter of fiscal 2025, driven primarily by the 5.1% increase in total used unit sales. Used vehicle gross profit increased 0.8% in the first six months of fiscal 2025, driven primarily by the 0.8% increase in total used unit sales. Used vehicle gross profit per unit was in line with the prior year period for both the second quarter and first six months of fiscal 2025. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Wholesale vehicle gross profit increased 0.9% in the second quarter of fiscal 2025, primarily driven by a $12 increase in wholesale vehicle gross profit per unit, partially offset by a 0.3% decrease in wholesale unit sales. Wholesale vehicle gross profit decreased 3.1% in the first six months of fiscal 2025, primarily driven by a 4.5% decrease in wholesale unit sales, partially offset by a $15 increase in wholesale vehicle gross profit per unit.
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
Other gross profit increased 33.1% and 16.5% in the second quarter and first six months of fiscal 2025, respectively, primarily driven by increases in EPP revenues, as discussed above, as well as improvements in service department margins. The increase in service department profits for both the second quarter and first six months of fiscal 2025 was driven by efficiency and cost coverage measures that we have implemented. The increase in service department margins for the second quarter was also impacted by the increase in used unit sales. We expect to continue to see significant year-over-year favorability in service department profits for the full year of fiscal 2025, as governed by sales performance given the leverage/deleverage nature of service.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2024    Six Months Ended August 31, 2024

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
20%
10%
12%
58%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2024	2023	Change	2024	2023	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$321.3	$305.7	5.1%	$649.4	$636.4	2.0%
Share-based compensation expense	32.1	31.3	2.7%	79.2	66.6	19.0%
Total compensation and benefits (2)	$353.4	$337.0	4.9%	$728.6	$703.0	3.6%
Occupancy costs	74.7	67.8	10.3%	145.3	133.9	8.5%
Advertising expense	63.0	66.3	(5.0)%	134.7	138.2	(2.5)%
Other overhead costs (3)	119.5	114.6	4.3%	240.5	170.4	41.2%
Total SG&A expenses	$610.6	$585.7	4.2%	$1,249.1	$1,145.5	9.0%
SG&A as a % of gross profit	80.3%	84.1%	(3.8)%	80.5%	75.7%	4.8%

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

SG&A expenses increased $24.9 million, or 4.2%, in the second quarter of fiscal 2025. Factors contributing to the increase include the following:
•$15.6 million increase in compensation and benefits, excluding share-based compensation expense, driven by an increase in the corporate bonus accrual, which was reduced in the prior year period.
•$6.9 million increase in occupancy costs driven by the timing of store maintenance spend and inflationary pressures on utilities.
SG&A expenses increased $103.6 million, or 9.0%, in the first six months of fiscal 2025. Factors contributing to the increase include the following:
~~•~~$70.1 million increase in other overhead costs driven by the $67.2 million benefit in the prior year period in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$13.0 million increase in compensation and benefits, excluding share-based compensation expense, driven by an increase in the corporate bonus accrual, which was reduced in the second quarter of the prior year.

•$12.6 million increase in stock-based compensation expense driven by the retirement eligibility of certain senior executives.
•$11.4 million increase in occupancy costs driven by the timing of store maintenance spend and inflationary pressures on utilities.
Excluding the legal settlement in the prior year period, SG&A expenses in the first six months of fiscal 2025 increased 3.0%, or $36.4 million.
While advertising expense on a per total unit basis for the second quarter of fiscal 2025 was slightly lower than our previously disclosed annual target, we continue to expect the full-year advertising spend for fiscal 2025 to be consistent with fiscal 2024 at approximately $200 per total unit.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $27.0 million and $58.4 million in the second quarter and first six months of fiscal 2025, respectively, was relatively consistent with $31.6 million and $62.1 million in the second quarter and first six months of fiscal 2024, respectively.
Other Income. Other income of $3.3 million and $2.9 million in the second quarter and first six months of fiscal 2025, respectively, was relatively consistent with $2.6 million and $3.8 million in the second quarter and first six months of fiscal 2024, respectively.
Income Taxes.  The effective income tax rate was 25.3% in the second quarter of fiscal 2025 and 25.8% in the first six months of fiscal 2025 versus 25.1% in the second quarter of fiscal 2024 and 25.5% in the first six months of fiscal 2024.
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
CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Historically, we have sought to originate loans in our core portfolio, which excludes Tier 2 and Tier 3 originations, with an underlying risk profile that we believe will, in the aggregate, result in cumulative net losses in the 2% to 2.5% range (excluding CECL-required recovery costs) over the life of the loans.  Actual loss performance of the loans may fall outside of this range based on various factors, including intentional changes in the risk profile of originations, economic conditions and wholesale recovery rates.  The range was established to provide consistent performance for CAF’s previous prime asset-backed securitization program. As discussed below, CAF has expanded its securitization program to include higher prime and non-prime issuances, both of which are expected to perform differently from the historical range.

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

CAF has expanded its asset-backed securitization program to allow for distinct higher prime and non-prime issuances, with higher prime generally representing FICO scores greater than 650 and non-prime generally representing FICO scores below

650. We believe this strategy will enable CAF to efficiently fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time. In June 2024, CAF closed on its first non-prime securitization deal, and in July 2024, CAF closed on its first higher prime securitization deal under this expanded funding strategy.
During the second quarter of fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across both the Tier 1 and Tier 2 spaces, and we expect our Tier 3 testing of the new model to begin during the third quarter of fiscal 2025. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores and the broader macroeconomic and lending environments. While this income is earned over time, the provision for lifetime losses is recognized at the time of origination. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31				Six Months Ended August 31
(In millions)	2024	% (1)	2023	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$464.5	10.5	$416.9	9.6	$917.0	10.4	$817.4	9.5
Interest expense	(193.7)	(4.4)	(152.0)	(3.5)	(376.0)	(4.3)	(294.6)	(3.4)
Total interest margin	$270.8	6.1	$264.9	6.1	$541.0	6.1	$522.8	6.1
Provision for loan losses	$(112.6)	(2.5)	$(89.8)	(2.1)	$(193.8)	(2.2)	$(170.7)	(2.0)
CarMax Auto Finance income	$115.6	2.6	$135.0	3.1	$262.6	3.0	$272.3	3.2

(1)    Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31		Six Months Ended August 31
	2024	2023	2024	2023
Net loans originated (in millions)	$2,159.7	$2,197.2	$4,425.5	$4,537.6
Vehicle units financed	88,560	86,010	179,924	179,060
Net penetration rate (1)	42.0%	42.8%	42.6%	42.8%
Weighted average contract rate	11.5%	11.1%	11.4%	11.1%
Weighted average credit score (2)	725	721	723	718
Weighted average loan-to-value (LTV) (3)	89.5%	88.8%	89.3%	88.4%
Weighted average term (in months)	66.9	65.0	66.9	65.2

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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2024	2023	2024	2023
Total ending managed receivables	$17,769.4	$17,442.8	$17,769.4	$17,442.8
Total average managed receivables	$17,728.8	$17,315.6	$17,640.0	$17,159.5
Allowance for loan losses	$500.8	$538.0	$500.8	$538.0
Allowance for loan losses as a percentage of ending managed receivables	2.82%	3.08%	2.82%	3.08%
Net credit losses on managed receivables	$104.9	$87.2	$175.8	$139.9
Annualized net credit losses as a percentage of total average managed receivables	2.36%	2.01%	1.99%	1.63%
Past due accounts as a percentage of ending managed receivables	5.53%	5.45%	5.53%	5.45%
Average recovery rate (1)	47.8%	53.9%	48.3%	56.6%

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

•CAF Income (Decreases of $19.4 million, or 14.4%, and $9.8 million, or 3.6%, in the second quarter and first six months of fiscal 2025, respectively)
◦The decrease in CAF income for both the second quarter and first six months of fiscal 2025 reflects an increase in the provision for loan losses, partially offset by an increase in average managed receivables.
•Total Interest Margin was 6.1% in both the second quarter and first six months of fiscal 2025, consistent with both the second quarter and first six months of fiscal 2024.
•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $112.6 million and $193.8 million in the second quarter and first six months of fiscal 2025, respectively, compared with expense of $89.8 million and $170.7 million in the second quarter and first six months of fiscal 2024, respectively.
◦The provision for loan losses in the second quarter of fiscal 2025 included an increase of $52.2 million in our estimate of lifetime losses on existing loans, which was nearly an 11% increase in our loss expectations. We believe the increase is largely related to the industry wide worsening in loss experience. The remaining $60.4 million reflected our estimate of lifetime losses on current quarter originations.
◦The increases in the provision for loan losses in both periods were primarily driven by unfavorable loss performance. We experienced higher losses for receivables originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged with the macro-inflationary environment. In addition, we experiences higher losses pertaining to a segment of customers generally concentrated at the lower end of Tier 1, which we addressed through further tightening in April 2024. While the loan loss reserve was adjusted for these receivables during the first quarter of fiscal 2025, further deterioration was observed during the second quarter, resulting in an additional adjustment to the reserve.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.82% as of August 31, 2024, compared with 3.08% as of August 31, 2023 and 2.78% as of February 29, 2024. The allowance percentage increased from February primarily due to worsening loss performance in CAF’s portfolio of core receivables as well as expanded investment in Tier 2, partially offset by the previously implemented tightened underwriting standards in response to the current environment. Despite the additional reserve adjustment, the material tightening deployed in April 2023 had a meaningful impact on subsequent vintage loss rates.
◦Despite the year-over-year growth in the provision for loan losses, the allowance for loan losses as a percentage of ending managed receivables only increased 3 basis points from the first quarter of fiscal 2025, which is a result of credit tightening measures we implemented over the course of the last two years and their growing impact on our receivable portfolio.

•Loan Performance
◦The decline in net loan originations in both the second quarter and first six months of fiscal 2025 resulted from decreases in the average amount financed and the net penetration rate, partially offset by an increase in used unit sales.
◦CAF net penetration decreased in the second quarter and first six months of fiscal 2025 compared to the prior year periods, primarily reflecting shifts in the mix of customers utilizing outside financing.
◦The weighted average contract rate increased to 11.5% and 11.4% in the second quarter and first six months of fiscal 2025, respectively, compared with 11.1% in both the second quarter and first six months of fiscal 2024. The increases for both periods were primarily due to higher rates charged to customers as well as our expansion of Tier 2 originations within CAF’s portfolio, partially offset by a reduction in Tier 3 originations.
◦The year-over-year increase in past due accounts as a percentage of ending managed receivables in the second quarter and first six months of fiscal 2025 reflects an increase in delinquencies, as noted industry-wide, as well as our expansion of Tier 2 originations within CAF’s portfolio. The increase in delinquencies primarily reflects customer hardship in the current economic environment.
PLANNED FUTURE ACTIVITIES
During the first six months of fiscal 2025, we opened two stores as well as one stand-alone reconditioning center. For the remainder of fiscal 2025, we anticipate opening three new store locations and one stand-alone auction facility. We currently estimate capital expenditures will total between $500 million and $550 million in fiscal 2025. Capital expenditures were $465.3 million in fiscal 2024. Planned capital spending in fiscal 2025 largely consists of spending to support our future long-term growth in stand-alone reconditioning and auction facilities, as well as our new stores.
FINANCIAL CONDITION
Liquidity and Capital Resources
Our primary ongoing cash requirements are to fund our existing operations, store and capacity expansion, store improvement, CAF and strategic growth initiatives. Since fiscal 2013, we have also elected to use cash for our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.
Our current capital allocation strategy is to focus on our core business. Given our recent performance and continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first half of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first six months of fiscal 2025, net cash provided by operating activities totaled $501.4 million compared with net cash used in operating activities of $61.1 million in the prior year period.
As of August 31, 2024, total inventory was $3.40 billion, representing a decrease of $280.3 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in volume driven by seasonality as well as our strategy to mitigate depreciation in the current market and a decrease in the average carrying cost of inventory due to lower vehicle acquisition costs.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $595.5 million in the current year period compared with $828.6 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $228.3 million in the current year period compared with $647.5 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The change in net cash provided by (used in) operating activities for the first six months of the current fiscal year compared with the prior year period primarily reflected the changes in inventory and auto loans receivable, as discussed above, partially offset by the net impact of volume and timing-related changes in accounts receivable and accounts payable.
Investing Activities. During the first six months of fiscal 2025, net cash used in investing activities totaled $215.5 million compared with $211.8 million in fiscal 2024.  Capital expenditures were $213.1 million in the current year period versus $210.2 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of August 31, 2024, 164 of our 247 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.
Financing Activities.  During the first six months of fiscal 2025, net cash used in financing activities totaled $283.1 million compared with net cash provided by financing activities of $547.0 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $228.3 million compared with $647.5 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).
During the first six months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $306.3 million as well as stock repurchases of $213.3 million. During the first six months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $105.5 million.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,703	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	510,744	516,544
Non-recourse notes payable	Various dates through January 2031	17,095,229	16,866,972
Total debt (3)		$18,705,676	$18,783,149
Cash and cash equivalents		$524,667	$574,142

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2024, we were in compliance with these financial covenants.
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
As of August 31, 2024, $13.36 billion and $3.74 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2025, we funded a total of $3.63 billion in asset-backed term funding transactions.  As of August 31, 2024, we had $2.36 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2024, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.15 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.
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
•Changes in general or regional U.S. economic conditions, including inflationary pressures, fluctuating interest rates and the potential impact of international events.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2025. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2024	369,820	$71.12	369,820	$2,229,880,174
July 1 - 31, 2024	505,500	$78.84	505,500	$2,190,028,185
August 1 - 31, 2024	501,338	$79.59	501,338	$2,150,124,263
Total	1,376,658		1,376,658

Item 6.    Exhibits

10.1	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective August 1, 2024, filed herewith. *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

September 27, 2024