Form 10-Q
period 2024-11-30
CARMAX INC
filed 2025-01-07
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 3, 2025
Common Stock, par value $0.50	153,799,974

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2024 and 2023	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2024 and 2023	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2024 and February 29, 2024	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2024 and 2023	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2024 and 2023	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 6.	Exhibits	45

SIGNATURES			46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2024	%(1)	2023	%(1)	2024	%(1)	2023	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,888,858	78.6	$4,832,077	78.6	$16,243,415	79.8	$16,424,691	78.6
Wholesale vehicle sales	1,168,639	18.8	1,165,204	19.0	3,579,543	17.6	4,001,542	19.1
Other sales and revenues	165,874	2.7	151,257	2.5	527,339	2.6	483,204	2.3
NET SALES AND OPERATING REVENUES	6,223,371	100.0	6,148,538	100.0	20,350,297	100.0	20,909,437	100.0
COST OF SALES:
Used vehicle cost of sales	4,464,016	71.7	4,434,165	72.1	14,844,310	72.9	15,060,045	72.0
Wholesale vehicle cost of sales	1,030,564	16.6	1,042,303	17.0	3,146,465	15.5	3,574,200	17.1
Other cost of sales	51,145	0.8	59,207	1.0	129,514	0.6	148,174	0.7
TOTAL COST OF SALES	5,545,725	89.1	5,535,675	90.0	18,120,289	89.0	18,782,419	89.8
GROSS PROFIT	677,646	10.9	612,863	10.0	2,230,008	11.0	2,127,018	10.2
CARMAX AUTO FINANCE INCOME	159,885	2.6	148,659	2.4	422,435	2.1	421,004	2.0
Selling, general and administrative expenses	575,764	9.3	559,962	9.1	1,824,904	9.0	1,705,493	8.2
Depreciation and amortization	64,507	1.0	60,623	1.0	190,277	0.9	177,859	0.9
Interest expense	25,418	0.4	31,265	0.5	83,801	0.4	93,316	0.4
Other expense (income)	5,370	0.1	(886)	—	2,505	—	(4,730)	—
Earnings before income taxes	166,472	2.7	110,558	1.8	550,956	2.7	576,084	2.8
Income tax provision	41,031	0.7	28,555	0.5	140,266	0.7	147,148	0.7
NET EARNINGS	$125,441	2.0	$82,003	1.3	$410,690	2.0	$428,936	2.1
WEIGHTED AVERAGE COMMON SHARES:
Basic	154,582		158,446		155,874		158,347
Diluted	155,265		158,799		156,504		158,866
NET EARNINGS PER SHARE:
Basic	$0.81		$0.52		$2.63		$2.71
Diluted	$0.81		$0.52		$2.62		$2.70

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2024	2023	2024	2023
NET EARNINGS	$125,441	$82,003	$410,690	$428,936
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	84	98	253	294
Net change in cash flow hedge unrecognized gains	5,686	(18,028)	(44,705)	(37,496)
Other comprehensive income (loss), net of taxes	5,770	(17,930)	(44,452)	(37,202)
TOTAL COMPREHENSIVE INCOME	$131,211	$64,073	$366,238	$391,734

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 29
(In thousands except share data)	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271,910	$574,142
Restricted cash from collections on auto loans receivable	541,153	506,648
Accounts receivable, net	213,593	221,153
Inventory	3,665,163	3,678,070
Other current assets	126,817	246,581
TOTAL CURRENT ASSETS	4,818,636	5,226,594
Auto loans receivable, net of allowance for loan losses of $478,923 and $482,790 as of November 30, 2024 and February 29, 2024, respectively	17,412,940	17,011,844
Property and equipment, net of accumulated depreciation of $2,003,774 and $1,813,783 as of November 30, 2024 and February 29, 2024, respectively	3,799,312	3,665,530
Deferred income taxes	133,258	98,790
Operating lease assets	504,979	520,717
Goodwill	141,258	141,258
Other assets	486,743	532,064
TOTAL ASSETS	$27,297,126	$27,196,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$985,891	$933,708
Accrued expenses and other current liabilities	456,541	523,971
Accrued income taxes	69,816	—
Current portion of operating lease liabilities	60,338	57,161
Current portion of long-term debt	15,020	313,282
Current portion of non-recourse notes payable	509,686	484,167
TOTAL CURRENT LIABILITIES	2,097,292	2,312,289
Long-term debt, excluding current portion	1,589,454	1,602,355
Non-recourse notes payable, excluding current portion	16,559,771	16,357,301
Operating lease liabilities, excluding current portion	481,344	496,210
Other liabilities	358,055	354,902
TOTAL LIABILITIES	21,085,916	21,123,057

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 153,908,030 and 157,611,939 shares issued and outstanding as of November 30, 2024 and February 29, 2024, respectively	76,954	78,806
Capital in excess of par value	1,853,489	1,808,746
Accumulated other comprehensive income	14,827	59,279
Retained earnings	4,265,940	4,126,909
TOTAL SHAREHOLDERS’ EQUITY	6,211,210	6,073,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,297,126	$27,196,797

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net earnings	$410,690	$428,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217,332	193,528
Share-based compensation expense	107,121	90,479
Provision for loan losses	266,406	238,952
Provision for cancellation reserves	75,007	62,587
Deferred income tax benefit	(19,961)	(28,290)
Other	6,186	8,534
Net decrease (increase) in:
Accounts receivable, net	19,872	86,377
Inventory	12,907	87,196
Other current assets	127,978	91,793
Auto loans receivable, net	(667,502)	(979,052)
Other assets	(13,936)	(8,775)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	6,695	(60,365)
Other liabilities	(70,733)	(62,921)
NET CASH PROVIDED BY OPERATING ACTIVITIES	478,062	148,979
INVESTING ACTIVITIES:
Capital expenditures	(340,322)	(355,442)
Proceeds from disposal of property and equipment	153	1,299
Purchases of investments	(9,478)	(4,641)
Sales and returns of investments	1,722	1,562
NET CASH USED IN INVESTING ACTIVITIES	(347,925)	(357,222)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	34,400	134,600
Payments on long-term debt	(344,231)	(242,989)
Cash paid for debt issuance costs	(16,861)	(15,576)
Payments on finance lease obligations	(13,146)	(12,177)
Issuances of non-recourse notes payable	9,721,000	9,099,929
Payments on non-recourse notes payable	(9,491,659)	(8,430,615)
Repurchase and retirement of common stock	(329,581)	(44,287)
Equity issuances	35,367	28,430
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(404,711)	517,315
(Decrease) increase in cash, cash equivalents, and restricted cash	(274,574)	309,072
Cash, cash equivalents, and restricted cash at beginning of year	1,250,410	951,004
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$975,836	$1,260,076

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$271,910	$605,375
Restricted cash from collections on auto loans receivable	541,153	483,570
Restricted cash included in other assets	162,773	171,131
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$975,836	$1,260,076

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2024
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income	Total
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	152,440	—	152,440
Other comprehensive income	—	—	—	—	2,399	2,399
Share-based compensation expense	—	—	36,708	—	—	36,708
Repurchases of common stock	(1,446)	(723)	(17,615)	(86,551)	—	(104,889)
Exercise of common stock options	138	69	8,140	—	—	8,209
Stock incentive plans, net shares issued	49	24	(1,761)	—	—	(1,737)
Balance as of May 31, 2024	156,353	$78,176	$1,834,218	$4,192,798	$61,678	$6,166,870
Net earnings	—	—	—	132,809	—	132,809
Other comprehensive loss	—	—	—	—	(52,621)	(52,621)
Share-based compensation expense	—	—	17,328	—	—	17,328
Repurchases of common stock	(1,376)	(688)	(17,059)	(89,106)	—	(106,853)
Exercise of common stock options	347	173	21,914	—	—	22,087
Stock incentive plans, net shares issued	8	5	(16)	—	—	(11)
Balance as of August 31, 2024	155,332	$77,666	$1,856,385	$4,236,501	$9,057	$6,179,609
Net earnings	—	—	—	125,441	—	125,441
Other comprehensive income	—	—	—	—	5,770	5,770
Share-based compensation expense	—	—	11,262	—	—	11,262
Repurchases of common stock	(1,506)	(753)	(19,114)	(96,002)	—	(115,869)
Exercise of common stock options	79	40	5,031	—	—	5,071
Stock incentive plans, net shares issued	3	1	(75)	—	—	(74)
Balance as of November 30, 2024	153,908	$76,954	$1,853,489	$4,265,940	$14,827	$6,211,210

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

Recent Accounting Pronouncements.
Effective in Future Periods
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2024-03) related to expense disclosures. The amendments in this update require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We plan to adopt this pronouncement beginning with our fiscal year ended February 29, 2028. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.
In November 2024, the FASB issued an accounting pronouncement (ASU 2024-04) related to induced conversions of convertible debt instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2026, and we do not expect it to have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2024	2023	2024	2023
Used vehicle sales	$4,888.9	$4,832.1	$16,243.4	$16,424.7
Wholesale vehicle sales	1,168.6	1,165.2	3,579.5	4,001.5
Other sales and revenues:
Extended protection plan revenues	105.5	90.8	345.7	303.8
Third-party finance income/(fees), net	1.0	(1.2)	0.8	(2.4)
Advertising & subscription revenues (1)	36.1	36.7	105.1	101.6
Service revenues	20.4	20.3	64.8	63.8
Other	2.9	4.7	10.9	16.4
Total other sales and revenues	165.9	151.3	527.3	483.2
Total net sales and operating revenues	$6,223.4	$6,148.5	$20,350.3	$20,909.4

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of November 30, 2024 and February 29, 2024, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
Components of CAF Income

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2024	% (1)	2023	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$469.2	10.6	$426.9	9.8	$1,386.2	10.5	$1,244.3	9.6
Interest expense	(193.2)	(4.3)	(170.2)	(3.9)	(569.2)	(4.3)	(464.8)	(3.6)
Total interest margin	276.0	6.2	256.7	5.9	817.0	6.2	779.5	6.0
Provision for loan losses	(72.6)	(1.6)	(68.3)	(1.6)	(266.4)	(2.0)	(239.0)	(1.8)
Total interest margin after provision for loan losses	203.4	4.6	188.4	4.3	550.6	4.2	540.5	4.2
Direct expenses:
Payroll and fringe benefit expense	(19.0)	(0.4)	(16.2)	(0.4)	(56.6)	(0.4)	(49.6)	(0.4)
Depreciation and amortization	(4.3)	(0.1)	(4.1)	(0.1)	(12.8)	(0.1)	(12.3)	(0.1)
Other direct expenses	(20.2)	(0.5)	(19.4)	(0.4)	(58.8)	(0.4)	(57.6)	(0.4)
Total direct expenses	(43.5)	(1.0)	(39.7)	(0.9)	(128.2)	(1.0)	(119.5)	(0.9)
CarMax Auto Finance income	$159.9	3.6	$148.7	3.4	$422.4	3.2	$421.0	3.2

Total average managed receivables	$17,771.7		$17,508.9		$17,683.9		$17,276.0

(1)    Annualized percentage of total average managed receivables.

4. Auto Loans Receivable
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.10 billion as of November 30, 2024, and $16.87 billion as of February 29, 2024. See Note 9 for additional information on securitizations and non-recourse notes payable.
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

Auto Loans Receivable, Net

	As of November 30	As of February 29
(In millions)	2024	2024
Asset-backed term funding	$12,649.0	$12,638.2
Warehouse facilities	3,937.6	3,744.6
Overcollateralization (1)	825.4	790.9
Other managed receivables (2)	344.4	218.1
Total ending managed receivables	17,756.4	17,391.8
Accrued interest and fees	107.1	90.9
Other	28.3	11.9
Less: allowance for loan losses	(478.9)	(482.8)
Auto loans receivable, net	$17,412.9	$17,011.8

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
Ending Managed Receivables by Major Credit Grade

	As of November 30, 2024
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Core managed receivables (3):
A	$3,339.0	$2,902.1	$1,903.4	$1,061.0	$324.1	$86.1	$9,615.7	54.2
B	1,670.2	1,819.6	1,293.7	854.0	300.0	107.9	6,045.4	34.0
C and other	343.6	302.1	363.1	277.5	119.6	49.5	1,455.4	8.2
Total core managed receivables	5,352.8	5,023.8	3,560.2	2,192.5	743.7	243.5	17,116.5	96.4
Other managed receivables (4):
C and other	248.5	194.7	129.7	52.0	6.3	8.7	639.9	3.6
Total ending managed receivables	$5,601.3	$5,218.5	$3,689.9	$2,244.5	$750.0	$252.2	$17,756.4	100.0

Gross charge-offs	$19.2	$149.9	$153.5	$85.3	$24.3	$14.9	$447.1

	As of February 29, 2024
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Core managed receivables (3):
A	$3,922.7	$2,660.6	$1,635.1	$614.0	$268.7	$40.0	$9,141.1	52.6
B	2,370.8	1,738.8	1,225.9	493.3	233.4	61.3	6,123.5	35.2
C and other	344.1	498.6	400.3	192.2	86.6	26.9	1,548.7	8.9
Total core managed receivables	6,637.6	4,898.0	3,261.3	1,299.5	588.7	128.2	16,813.3	96.7
Other managed receivables (4):
C and other	299.0	176.3	72.6	9.3	12.1	9.2	578.5	3.3
Total ending managed receivables	$6,936.6	$5,074.3	$3,333.9	$1,308.8	$600.8	$137.4	$17,391.8	100.0

Gross charge-offs	$111.0	$248.6	$129.8	$41.0	$19.7	$11.4	$561.5

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total ending managed receivables.
(3)    Represents CAF’s Tier 1 originations.
(4)    Represents CAF’s Tier 2 and Tier 3 originations.

Allowance for Loan Losses.  The allowance for loan losses at November 30, 2024 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.
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

Allowance for Loan Losses

	Three Months Ended November 30, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$417.3	$83.5	$500.8	2.82
Charge-offs	(129.0)	(21.2)	(150.2)
Recoveries (2)	48.7	7.0	55.7
Provision for loan losses	61.7	10.9	72.6
Balance as of end of period	$398.7	$80.2	$478.9	2.70

	Three Months Ended November 30, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$433.0	$105.0	$538.0	3.08
Charge-offs	(125.1)	(23.6)	(148.7)
Recoveries (2)	47.2	7.1	54.3
Provision for loan losses	57.3	11.0	68.3
Balance as of end of period	$412.4	$99.5	$511.9	2.92

	Nine Months Ended November 30, 2024
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(373.1)	(74.0)	(447.1)
Recoveries (2)	154.7	22.1	176.8
Provision for loan losses	227.4	39.0	266.4
Balance as of end of period	$398.7	$80.2	$478.9	2.70

	Nine Months Ended November 30, 2023
(In millions)	Core	Other	Total	% (1)
Balance as of beginning of period	$401.5	$105.7	$507.2	3.02
Charge-offs	(336.9)	(64.8)	(401.7)
Recoveries (2)	146.2	21.2	167.4
Provision for loan losses	201.6	37.4	239.0
Balance as of end of period	$412.4	$99.5	$511.9	2.92

(1)    Percent of total ending managed receivables.
(2)    Net of costs incurred to recover vehicle.

During the first nine months of fiscal 2025, the allowance for loan losses as a percent of total ending managed receivables decreased by 8 basis points. The decrease was primarily driven by the previously implemented tightened underwriting standards, partially offset by unfavorable loss performance related to CAF’s core receivables as well as CAF’s expanded investment in Tier 2. The increase in net charge-offs primarily reflects continued customer hardship in the current economic environment. The allowance for loan losses as of November 30, 2024 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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

Past Due Receivables

	As of November 30, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,560.3	$5,600.1	$1,200.1	$16,360.5	$526.4	$16,886.9	95.10
Delinquent loans:
31-60 days past due	35.6	284.4	155.4	475.4	69.5	544.9	3.07
61-90 days past due	14.9	129.6	82.3	226.8	36.3	263.1	1.48
Greater than 90 days past due	4.9	31.3	17.6	53.8	7.7	61.5	0.35
Total past due	55.4	445.3	255.3	756.0	113.5	869.5	4.90
Total ending managed receivables	$9,615.7	$6,045.4	$1,455.4	$17,116.5	$639.9	$17,756.4	100.00

	As of February 29, 2024
	Core Receivables				Other Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,088.1	$5,666.3	$1,243.7	$15,998.1	$447.1	$16,445.2	94.56
Delinquent loans:
31-60 days past due	32.1	271.3	162.9	466.3	68.1	534.4	3.07
61-90 days past due	15.1	149.4	118.5	283.0	53.0	336.0	1.93
Greater than 90 days past due	5.8	36.5	23.6	65.9	10.3	76.2	0.44
Total past due	53.0	457.2	305.0	815.2	131.4	946.6	5.44
Total ending managed receivables	$9,141.1	$6,123.5	$1,548.7	$16,813.3	$578.5	$17,391.8	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $37.6 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and nine months ended November 30, 2024, we recognized expense of $2.2 million and $9.9 million, respectively, in CAF income representing these changes in fair value.
As of November 30, 2024 and February 29, 2024, we had interest rate swaps outstanding with a combined notional amount of $4.76 billion and $5.21 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30, 2024 and February 29, 2024, we had interest rate swaps with a combined notional amount of $274.6 million and $704.0 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
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

Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$871,146	$—	$871,146
Mutual fund investments	28,077	—	28,077
Derivative instruments designated as hedges	—	21,347	21,347
Derivative instruments not designated as hedges	—	3,185	3,185
Total assets at fair value	$899,223	$24,532	$923,755

Percent of total assets at fair value	97.3%	2.7%	100.0%
Percent of total assets	3.3%	0.1%	3.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(6,346)	$(6,346)
Derivative instruments not designated as hedges	—	(3)	(3)
Total liabilities at fair value	$—	$(6,349)	$(6,349)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,164,270	$—	$1,164,270
Mutual fund investments	24,312	—	24,312
Derivative instruments designated as hedges	—	45,761	45,761
Derivative instruments not designated as hedges	—	13,064	13,064
Total assets at fair value	$1,188,582	$58,825	$1,247,407

Percent of total assets at fair value	95.3%	4.7%	100.0%
Percent of total assets	4.4%	0.2%	4.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(2,302)	$(2,302)
Total liabilities at fair value	$—	$(2,302)	$(2,302)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loans approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2024 and February 29, 2024, respectively, are as follows:

(In thousands)	As of November 30, 2024	As of February 29, 2024
Carrying value	$400,000	$400,000
Fair value	$388,492	$380,249

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2024	2023	2024	2023
Balance as of beginning of period	$133.7	$136.6	$128.3	$139.2
Cancellations	(24.9)	(22.4)	(68.8)	(70.2)
Provision for future cancellations	25.7	17.4	75.0	62.6
Balance as of end of period	$134.5	$131.6	$134.5	$131.6

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2024 and February 29, 2024, the current portion of cancellation reserves was $72.4 million and $69.7 million, respectively.
8. Income Taxes
We had $32.1 million of gross unrecognized tax benefits as of November 30, 2024, and $28.8 million as of February 29, 2024.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 29, 2024.
Within the next 12 months, it is reasonably possible that statutes will expire and previously unrecognized tax benefits related to the prepayment of services provided by related entities will be recognized. Recognition of the benefits will decrease gross unrecognized tax benefits by approximately $14.0 million and would not materially impact our effective tax rate.
9. Debt

(In thousands)		As of November 30	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,738	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	505,110	516,544
Non-recourse notes payable	Various dates through August 2031	17,096,313	16,866,972
Total debt		18,701,161	18,783,149
Less: current portion		(524,706)	(797,449)
Less: unamortized debt issuance costs		(27,230)	(26,044)
Long-term debt, net		$18,149,225	$17,959,656

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt, while amounts due at maturity are presented as long-term debt.  As of November 30, 2024, the unused capacity of $2.00 billion was fully available to us.

Term Loans. The $300 million term loan was paid in May 2024. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 5.58% as of November 30, 2024. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of November 30, 2024, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through August 2031, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.
Information on our funding vehicles of non-recourse notes payable as of November 30, 2024 are as follows:

(In billions)	Capacity
Warehouse facilities:
December 2024 expiration	$0.70
March 2025 expiration	3.10
August 2025 expiration	2.30
Combined warehouse facility limit	$6.10
Unused capacity	$2.16

Non-recourse notes payable outstanding:
Warehouse facilities	$3.94
Asset-backed term funding transactions	13.16
Non-recourse notes payable	$17.10

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In December 2024, the $0.70 billion facility was extended with an expiration date of April 2025. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.
In June 2024, we entered into a $625 million asset-backed term funding transaction related to our new non-prime securitization program. In July 2024 and November 2024, we entered into $1.4 billion asset-backed term funding transactions comprised of higher prime auto loans receivable. Going forward, we plan to utilize separate asset-backed securitization programs to more broadly incorporate funding of CAF’s receivables across distinct higher prime and non-prime segments. We believe this two-program strategy will enable us to fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time.
See Note 4 for additional information on the related auto loans receivable.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2024 and 2023, we capitalized interest of $5.3 million and $4.6 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of November 30, 2024, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of November 30, 2024, a total of $4.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $2.04 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2024	2023	2024	2023
Number of shares repurchased (in thousands)	1,505.1	648.5	4,327.5	648.5
Average cost per share	$76.26	$64.60	$75.05	$64.60
Available for repurchase, as of end of period (in millions)	$2,035.3	$2,409.4	$2,035.3	$2,409.4

(B)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2024	2023	2024	2023
Cost of sales	$1,250	$692	$3,898	$3,277
CarMax Auto Finance income	1,427	1,016	3,561	2,663
Selling, general and administrative expenses	22,252	19,918	101,486	86,516
Share-based compensation expense, before income taxes	$24,929	$21,626	$108,945	$92,456

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2024	2023	2024	2023
Nonqualified stock options	$6,760	$12,334	$34,878	$40,061
Cash-settled restricted stock units (RSUs)	13,156	5,306	41,823	33,221
Stock-settled market stock units (MSUs)	3,789	3,531	15,556	13,639
Other share-based incentives:
Stock-settled performance stock units (PSUs)	713	(137)	13,014	1,401
Restricted stock (RSAs)	—	—	—	307
Stock-settled deferred stock units (DSUs)	—	—	1,850	1,850
Employee stock purchase plan	511	592	1,824	1,977
Total other share-based incentives	$1,224	$455	$16,688	$5,535
Share-based compensation expense, before income taxes	$24,929	$21,626	$108,945	$92,456

(C)Stock Incentive Plan Information
Share/Unit Activity

	Nine Months Ended November 30, 2024
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 29, 2024	7,393	383	195	1,297
Granted	1,233	239	263	918
Exercised or vested and converted	(564)	(79)	(47)	(563)
Cancelled	(148)	(18)	—	(92)
Outstanding as of November 30, 2024	7,914	525	411	1,560

Weighted average grant date fair value per share/unit:

Granted	$29.21	$95.78	$69.43	$67.22
Ending outstanding	$28.14	$104.13	$75.26	$71.06

	As of November 30, 2024
Unrecognized compensation (in millions)	$39.8	$20.5	$4.0

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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2024	2023	2024	2023
Net earnings	$125,441	$82,003	$410,690	$428,936

Weighted average common shares outstanding	154,582	158,446	155,874	158,347
Dilutive potential common shares:
Stock options	307	156	313	301
Stock-settled stock units and awards	376	197	317	218
Weighted average common shares and dilutive potential common shares	155,265	158,799	156,504	158,866

Basic net earnings per share	$0.81	$0.52	$2.63	$2.71
Diluted net earnings per share	$0.81	$0.52	$2.62	$2.70

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2024 and 2023, options to purchase 4,948,231 shares and 6,263,513 shares of common stock, respectively, were not included. For the nine months ended November 30, 2024 and 2023, options to purchase 5,235,364 shares and 5,732,651 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income
Balance as of February 29, 2024	$(37,116)	$96,395	$59,279
Other comprehensive loss before reclassifications	—	(13,796)	(13,796)
Amounts reclassified from accumulated other comprehensive income	253	(30,909)	(30,656)
Other comprehensive income (loss)	253	(44,705)	(44,452)
Balance as of November 30, 2024	$(36,863)	$51,690	$14,827

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2024	2023	2024	2023
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$48	$58	$147	$174
CarMax Auto Finance income	4	4	11	11
Selling, general and administrative expenses	59	67	174	202
Total amortization reclassifications recognized in net pension expense	111	129	332	387
Tax expense	(27)	(31)	(79)	(93)
Amortization reclassifications recognized in net pension expense, net of tax	84	98	253	294
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	84	98	253	294

Cash Flow Hedges (Note 5):
Changes in fair value	19,812	(10,594)	(18,427)	(11,599)
Tax (expense) benefit	(4,780)	2,640	4,631	2,976
Changes in fair value, net of tax	15,032	(7,954)	(13,796)	(8,623)
Reclassifications to CarMax Auto Finance income	(12,357)	(13,321)	(40,865)	(38,180)
Tax benefit	3,011	3,247	9,956	9,307
Reclassification of hedge gains, net of tax	(9,346)	(10,074)	(30,909)	(28,873)
Net change in cash flow hedge unrecognized gains, net of tax	5,686	(18,028)	(44,705)	(37,496)
Total other comprehensive income (loss), net of tax	$5,770	$(17,930)	$(44,452)	$(37,202)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income. The cumulative balances are net of deferred taxes of $4.8 million as of November 30, 2024 and $19.3 million as of February 29, 2024.
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
The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2024	2023	2024	2023
Operating lease cost (1)	$22,934	$22,772	$69,035	$66,958
Finance lease cost:
Depreciation of lease assets	5,132	5,266	15,980	14,708
Interest on lease liabilities	6,589	6,610	20,180	19,112
Total finance lease cost	11,721	11,876	36,160	33,820
Total lease cost	$34,655	$34,648	$105,195	$100,778

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 29
(In thousands)	Classification	2024	2024
Assets:
Operating lease assets	Operating lease assets	$504,979	$520,717
Finance lease assets	Property and equipment, net (1)	163,081	174,998
Total lease assets		$668,060	$695,715
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$60,338	$57,161
Finance leases	Accrued expenses and other current liabilities	14,253	20,877
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	481,344	496,210
Finance leases	Other liabilities	190,754	198,759
Total lease liabilities		$746,689	$773,007

(1)    Finance lease assets are recorded net of accumulated depreciation of $63.1 million as of November 30, 2024 and $55.5 million as of February 29, 2024.

Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 29
Lease Term and Discount Rate	2024	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	15.68	16.07
Finance leases	14.43	11.43

Weighted Average Discount Rate
Operating leases	5.15%	5.05%
Finance leases	16.88%	17.16%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,954	$66,352
Operating cash flows from finance leases	$18,515	$18,387
Financing cash flows from finance leases	$13,146	$12,177

Lease assets obtained in exchange for lease obligations:
Operating leases	$27,982	$29,080
Finance leases	$5,442	$50,085

Maturities of lease liabilities were as follows:

	As of November 30, 2024
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2025, remaining	$22,382	$9,017
Fiscal 2026	83,861	38,874
Fiscal 2027	76,849	39,415
Fiscal 2028	72,725	35,212
Fiscal 2029	50,845	34,945
Thereafter	530,719	279,212
Total lease payments	837,381	436,675
Less: interest	(295,699)	(231,668)
Present value of lease liabilities	$541,682	$205,007
(1)    Lease payments exclude $4.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2024	2023
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$11,023	$(17,419)
(Decrease) increase in financing obligations	$(2,360)	$4,527
Increase in receivable for investment proceeds	$12,312	$—

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $29.1 million as of November 30, 2024, and $30.9 million as of February 29, 2024, and is included in accrued expenses and other current liabilities.

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
As of November 30, 2024, we operated 248 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.8% of our retail used vehicle unit sales in the first nine months of fiscal 2025.  As of November 30, 2024, CAF serviced approximately 1.1 million customer accounts in its $17.76 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first nine months of fiscal 2025 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2025 as compared to the third quarter and first nine months of fiscal 2024 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2024	Change from Three Months Ended November 30, 2023	Nine Months Ended November 30, 2024	Change from Nine Months Ended November 30, 2023
Income statement information
Net sales and operating revenues	$6,223.4	1.2%	$20,350.3	(2.7)%
Gross profit	$677.6	10.6%	$2,230.0	4.8%
CAF income	$159.9	7.6%	$422.4	0.3%
Selling, general and administrative expenses	$575.8	2.8%	$1,824.9	7.0%
Net earnings	$125.4	53.0%	$410.7	(4.3)%
Unit sales information
Used unit sales	184,243	5.4%	606,395	2.2%
Change in used unit sales in comparable stores	4.3%	N/A	1.3%	N/A
Wholesale unit sales	136,013	6.3%	425,156	(1.3)%
Per unit information
Used gross profit per unit	$2,306	1.3%	$2,307	0.3%
Wholesale gross profit per unit	$1,015	5.6%	$1,019	2.7%
SG&A as a % of gross profit	85.0%	(6.4)%	81.8%	1.6%
Per share information
Net earnings per diluted share	$0.81	55.8%	$2.62	(3.0)%
Online sales metrics
Online retail sales (2)	15%	1%	15%	1%
Omni sales (3)	56%	1%	57%	2%
Revenue from online transactions (4)	32%	1%	30%	(1)%
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
Net earnings per diluted share during the first nine months of the prior fiscal year included a benefit of $0.32 in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business. Given continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first nine months of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Our diversified business model, combined with our exceptional associates, national scale and unparalleled omni-channel experience, is a unique advantage in the used car industry that firmly positions us to drive profitable market share gains while creating shareholder value over the long-term. We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience. Some examples of our focus on refining the experience for customers and associates and supporting future growth across our diversified business include:
•We completed the nationwide rollout of our customer shopping accounts, which make it easier for customers to see the steps they have taken on their shopping journey, whether on their own or with help from an associate. These accounts also guide next steps and create operational efficiencies by empowering associates to seamlessly search and update customer records regardless of where they were originated.
•We are creating operational efficiencies and assisting customers with tools such as Skye, our AI virtual assistant, which have allowed customers to complete more remote steps year over year and improved conversion across all of our channels: online, in-store, and through our Customer Experience Centers (“CECs”).
•We continue to add helpful shopping information and tools to our website, including vehicle-specific battery health information on most EVs. We also highlight and allow customers to filter searches for cars that are eligible for the used EV tax credit.
•We enhanced our industry-leading online appraisal experience and are now able to give digital offers to approximately 99% of the customers who visit carmax.com for an appraisal.
•We began initial testing of our new Tier 3 origination model. We are now testing credit scoring models and the corresponding strategies across the full credit spectrum, which positions us to continue to grow CAF income over time.
•We are focusing on cost efficiencies by expanding our test of a new transportation management process that leverages data science algorithms and AI to provide new planning and execution capabilities. The process centrally dispatches moves and automates communication between drivers and stores.

In addition to these actions, we are focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. We believe these initiatives focused on our logistics network and reconditioning operations will drive savings of approximately $200 per retail unit, approximately half of which have been realized to-date with the remainder to be realized in the upcoming quarters.
We purchased approximately 270,000 vehicles from consumers and dealers during the third quarter of fiscal 2025, up 7.9% from the prior year quarter. Of the approximately 237,000 vehicles purchased from consumers, more than half were purchased through our online instant appraisal experience. Approximately 33,000 vehicles were purchased through dealers, up 46.7% from the prior year quarter. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. Our MaxOffer active dealers have increased approximately 40% from the prior year quarter.
While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit and the timing of SG&A spending, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2025, we expect to require low-single-digit gross profit growth to lever SG&A.
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
•Improving efficiency in our stores and CECs as well as our logistics and reconditioning operations to reduce waste.
•Opening stores in new markets and expanding our presence in existing markets.
•Becoming the leading retailer of used EVs in the market. In support of this goal, Edmunds has launched several research and buying tools.
As of November 30, 2024, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2025, we opened three stores and our second stand-alone reconditioning center in Richland, Mississippi. During the remainder of the fiscal year, we plan to open two stores and one stand-alone auction facility. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.

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
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2024	2023	Change	2024	2023	Change
Used vehicle sales	$4,888.9	$4,832.1	1.2%	$16,243.4	$16,424.7	(1.1)%
Wholesale vehicle sales	1,168.6	1,165.2	0.3%	3,579.5	4,001.5	(10.5)%
Other sales and revenues:
Extended protection plan revenues	105.5	90.8	16.1%	345.7	303.8	13.8%
Third-party finance income/(fees), net	1.0	(1.2)	183.7%	0.8	(2.4)	133.5%
Advertising & subscription revenues (1)	36.1	36.7	(1.5)%	105.1	101.6	3.5%
Other	23.3	25.0	(6.9)%	75.7	80.2	(5.7)%
Total other sales and revenues	165.9	151.3	9.7%	527.3	483.2	9.1%
Total net sales and operating revenues	$6,223.4	$6,148.5	1.2%	$20,350.3	$20,909.4	(2.7)%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2024	2023	Change	2024	2023	Change
Used vehicles	184,243	174,766	5.4%	606,395	593,515	2.2%
Wholesale vehicles	136,013	127,900	6.3%	425,156	430,785	(1.3)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2024	2023	Change	2024	2023	Change
Used vehicles	$26,153	$27,228	(3.9)%	$26,315	$27,331	(3.7)%
Wholesale vehicles	$8,177	$8,674	(5.7)%	$8,012	$8,887	(9.8)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2024	2023	2024	2023
Used vehicle units	4.3%	(4.1)%	1.3%	(8.5)%
Used vehicle revenues	0.5%	(8.3)%	(2.2)%	(12.7)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2024	2023	2024	2023
Used vehicle units	5.4%	(2.9)%	2.2%	(7.0)%
Used vehicle revenues	1.2%	(7.2)%	(1.1)%	(11.2)%

Wholesale vehicle units	6.3%	7.7%	(1.3)%	(7.3)%
Wholesale vehicle revenues	0.3%	1.1%	(10.5)%	(19.3)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2024	2023	2024	2023
CAF (2)	45.7%	46.5%	45.2%	46.1%
Tier 2 (3)	17.9%	18.0%	18.1%	18.9%
Tier 3 (4)	6.5%	6.9%	6.9%	6.7%
Other (5)	29.9%	28.6%	29.8%	28.3%
Total	100.0%	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2024	2023	2024	2023
Used car stores, beginning of period	247	241	245	240
Store openings	1	—	3	1
Used car stores, end of period	248	241	248	241

During the first nine months of fiscal 2025, we opened three stores in existing television markets (El Paso, TX; Gainesville, GA; and Alliance, TX).

Used Vehicle Sales.  The 1.2% increase in used vehicle revenues in the third quarter of fiscal 2025 was driven by a 5.4% increase in used unit sales, partially offset by a 3.9% decrease in average retail selling price, or approximately $1,100. The increase in used units included a 4.3% increase in comparable store used unit sales, supported by conversion. For the first nine months of fiscal 2025, used vehicle revenues decreased 1.1%, driven by a 3.7% decrease in average selling price, or approximately $1,000, partially offset by a 2.2% increase in used unit sales. The increase in used units included a 1.3% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 15% of used unit sales for both the third quarter and first nine months of fiscal 2025 compared with 14% for both the third quarter and first nine months of fiscal 2024. Comparable store used unit sales improved sequentially during the third quarter. Our December comparable store used unit sales have further improved from the third quarter and we anticipate our fourth quarter fiscal 2025 results will exceed those of the third quarter.
The decrease in average retail selling price in the third quarter of fiscal 2025 primarily reflected lower vehicle acquisition costs. The decrease in average retail selling price in the first nine months of fiscal 2025 reflected lower vehicle acquisition costs, partially offset by shifts in the mix of our sales by vehicle age and class.
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
The 0.3% increase in wholesale vehicle revenues in the third quarter of fiscal 2025 was driven by a 6.3% increase in unit sales, partially offset by a 5.7% decrease in average selling price, or approximately $500. For the first nine months of fiscal 2025, wholesale vehicle revenues decreased 10.5%, driven by a decrease in average selling price of 9.8%, or approximately $900, and a 1.3% decrease in unit sales.
The decrease in average selling price during both the third quarter and first nine months of fiscal 2025 was primarily due to decreased acquisition costs and shifts in the mix of our sales by vehicle age.
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
Other sales and revenues increased 9.7% and 9.1% in the third quarter and first nine months of fiscal 2025, respectively, reflecting increases in EPP revenues. EPP revenues increased 16.1% and 13.8% in the third quarter and first nine months of fiscal 2025, respectively, largely reflecting increased margins, partially offset by decreased penetration.
Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.
GROSS PROFIT

	Three Months Ended November 30 (1)			Nine Months Ended November 30 (1)
(In millions)	2024	2023	Change	2024	2023	Change
Used vehicle gross profit	$424.8	$397.9	6.8%	$1,399.1	$1,364.6	2.5%
Wholesale vehicle gross profit	138.1	122.9	12.3%	433.1	427.3	1.3%
Other gross profit	114.7	92.1	24.6%	397.8	335.1	18.7%
Total	$677.6	$612.9	10.6%	$2,230.0	$2,127.0	4.8%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended November 30 (1)				Nine Months Ended November 30 (1)
	2024		2023		2024		2023
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,306	8.7	$2,277	8.2	$2,307	8.6	$2,299	8.3
Wholesale vehicle gross profit	$1,015	11.8	$961	10.5	$1,019	12.1	$992	10.7
Other gross profit	$623	69.2	$527	60.9	$656	75.4	$564	69.3

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
We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers and dealers through our appraisal process.  Vehicles purchased directly from consumers and dealers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. In any given period, our gross profit may also be impacted by the age mix of vehicles sold, as older vehicles are generally more profitable. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to optimize unit sales and profitability while also maintaining competitively priced inventory.
Used vehicle gross profit increased 6.8% in the third quarter of fiscal 2025, primarily driven by the 5.4% increase in total used unit sales. Used vehicle gross profit increased 2.5% in the first nine months of fiscal 2025, primarily driven by the 2.2% increase in total used unit sales. Used vehicle gross profit per unit was in line with the prior year period for both the third quarter and first nine months of fiscal 2025. We continue to focus on striking the right balance between covering cost increases, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Wholesale vehicle gross profit increased 12.3% in the third quarter of fiscal 2025, driven by a 6.3% increase in wholesale unit sales and a $54 increase in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit increased 1.3% in the first nine months of fiscal 2025, driven by a $27 increase in wholesale vehicle gross profit per unit, partially offset by a 1.3% decrease in wholesale unit sales.
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
Other gross profit increased 24.6% and 18.7% in the third quarter and first nine months of fiscal 2025, respectively, primarily driven by increases in EPP revenues, as discussed above, as well as improvements in service department margins. The increase in service department profits for both the third quarter and first nine months of fiscal 2025 was driven by cost coverage measures that we have implemented, increased efficiencies and the increase in used unit sales. We expect to continue to see significant year-over-year favorability in service department profits in the fourth quarter of fiscal 2025 and for the full year, as governed by sales performance given the leverage/deleverage nature of service. We also expect EPP margin per unit to increase slightly year over year in the fourth quarter of fiscal 2025 but to a lesser degree than the increase in the first nine months of fiscal 2025.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2024    Nine Months Ended November 30, 2024

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
20%
9%
13%
58%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2024	2023	Change	2024	2023	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$311.8	$286.3	8.9%	$961.1	$922.7	4.2%
Share-based compensation expense	22.3	19.9	11.7%	101.5	86.5	17.3%
Total compensation and benefits (2)	$334.1	$306.2	9.1%	$1,062.6	$1,009.2	5.3%
Occupancy costs	73.5	70.3	4.5%	218.8	204.2	7.1%
Advertising expense	53.8	63.3	(15.0)%	188.6	201.5	(6.4)%
Other overhead costs (3)	114.4	120.2	(4.8)%	354.9	290.6	22.2%
Total SG&A expenses	$575.8	$560.0	2.8%	$1,824.9	$1,705.5	7.0%
SG&A as a % of gross profit	85.0%	91.4%	(6.4)%	81.8%	80.2%	1.6%

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

SG&A expenses increased $15.8 million, or 2.8%, in the third quarter of fiscal 2025. Factors contributing to the net increase include the following:
•$25.5 million increase in compensation and benefits, excluding share-based compensation expense, driven by an increase in the corporate bonus accrual, which was reduced in the prior year quarter.
•$9.5 million decrease in advertising expense driven by the timing of our spend.
Advertising expense on a per total unit basis for the third quarter of fiscal 2025 was lower than our previously disclosed annual target; however, we expect the per total unit spend in the fourth quarter will be higher than in the first nine months of fiscal 2025 and the prior year fourth quarter. We continue to expect the full-year advertising spend for fiscal 2025 to be consistent with fiscal 2024 at approximately $200 per total unit.
SG&A leveraged by 640 basis points during the third quarter of fiscal 2025, driven by the growth in gross profit and continued expense efficiency actions.

SG&A expenses increased $119.4 million, or 7.0%, in the first nine months of fiscal 2025. Factors contributing to the net increase include the following:
•$64.3 million increase in other overhead costs driven by the $67.2 million benefit in the prior year period in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$38.4 million increase in compensation and benefits, excluding share-based compensation expense, driven by an increase in the corporate bonus accrual, which was reduced in the prior year period.
•$15.0 million increase in stock-based compensation expense primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods, as well as the retirement eligibility of certain senior executives.
•$14.6 million increase in occupancy costs driven by store maintenance spend and inflationary pressures on utilities.
•$12.9 million decrease in advertising expense driven by the timing of our spend.
Excluding the legal settlement in the prior year period, SG&A expenses in the first nine months of fiscal 2025 increased 2.9%, or $52.2 million.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense decreased to $25.4 million and $83.8 million in the third quarter and first nine months of fiscal 2025, respectively, compared with $31.3 million and $93.3 million in the third quarter and first nine months of fiscal 2024, respectively. The decrease for both periods primarily reflected lower outstanding debt balances in the current fiscal year resulting from the payoff of the $300 million term loan in May 2024.
Other Expense (Income). Other expense was $5.4 million in the third quarter of fiscal 2025 compared with income of $0.9 million in the third quarter of fiscal 2024. Other expense was $2.5 million in the first nine months of fiscal 2025 compared with income of $4.7 million in the first nine months of fiscal 2024. The change for both periods was primarily driven by a one-time charge of approximately $5 million related to equipment and leasing arrangements in our logistics operations.
Income Taxes.  The effective income tax rate was 24.6% in the third quarter of fiscal 2025 and 25.5% in the first nine months of fiscal 2025 versus 25.8% in the third quarter of fiscal 2024 and 25.5% in the first nine months of fiscal 2024. The decrease in the effective income tax rate for the third quarter of fiscal 2025 was primarily driven by the favorable impact of amended state tax returns.
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

CAF has expanded its asset-backed securitization program to allow for distinct higher prime and non-prime issuances, with higher prime generally representing FICO scores greater than 650 and non-prime generally representing FICO scores below 650. We believe this strategy will enable CAF to efficiently fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time. In June 2024, CAF closed on its first non-prime securitization deal. In July and November 2024, CAF closed on its first and second higher prime securitization deals under this expanded funding strategy.
During the second quarter of fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across both the Tier 1 and Tier 2 spaces. CAF began its testing of the new model in the Tier 3 space during the third quarter of fiscal 2025. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores and the broader macroeconomic and lending environments. While this income is earned over time, the provision for lifetime losses is recognized at the time of origination. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
We are continuously exploring opportunities to help our customers through adjustments in our account servicing strategies. One such example is with payment extensions, which have historically impacted less than 1% of our portfolio on an account basis in any given month and been below industry levels. We believe this tool has proven successful in helping customers navigate temporary challenges. During the third quarter of fiscal 2025, we began testing an enhancement to our policy that further empowers delinquent customers to take advantage of a payment extension and more aligns with industry levels. This testing has brought payment extensions to slightly above 1% of our portfolio on an account basis in a given month. While early performance results are encouraging and similar to those witnessed under the existing policy, we recognize that some customers will eventually return to delinquency and result in a charge-off. We believe our estimate of the allowance for loan losses appropriately incorporates the impact of our enhanced extension policy.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30				Nine Months Ended November 30
(In millions)	2024	% (1)	2023	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$469.2	10.6	$426.9	9.8	$1,386.2	10.5	$1,244.3	9.6
Interest expense	(193.2)	(4.3)	(170.2)	(3.9)	(569.2)	(4.3)	(464.8)	(3.6)
Total interest margin	$276.0	6.2	$256.7	5.9	$817.0	6.2	$779.5	6.0
Provision for loan losses	$(72.6)	(1.6)	$(68.3)	(1.6)	$(266.4)	(2.0)	$(239.0)	(1.8)
CarMax Auto Finance income	$159.9	3.6	$148.7	3.4	$422.4	3.2	$421.0	3.2

(1)    Annualized percentage of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30		Nine Months Ended November 30
	2024	2023	2024	2023
Net loans originated (in millions)	$1,942.8	$1,953.4	$6,368.3	$6,491.0
Vehicle units financed	79,360	76,813	259,284	255,873
Net penetration rate (1)	43.1%	44.0%	42.8%	43.1%
Weighted average contract rate	11.2%	11.3%	11.3%	11.1%
Weighted average credit score (2)	722	720	723	718
Weighted average loan-to-value (LTV) (3)	90.0%	89.4%	89.5%	88.9%
Weighted average term (in months)	67.3	65.2	67.3	65.2

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
LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2024	2023	2024	2023
Total ending managed receivables	$17,756.4	$17,505.1	$17,756.4	$17,505.1
Total average managed receivables	$17,771.7	$17,508.9	$17,683.9	$17,276.0
Allowance for loan losses	$478.9	$511.9	$478.9	$511.9
Allowance for loan losses as a percentage of ending managed receivables	2.70%	2.92%	2.70%	2.92%
Net credit losses on managed receivables	$94.5	$94.4	$270.3	$234.3
Annualized net credit losses as a percentage of total average managed receivables	2.13%	2.16%	2.04%	1.81%
Past due accounts as a percentage of ending managed receivables	4.90%	5.81%	4.90%	5.81%
Average recovery rate (1)	46.8%	50.9%	47.7%	54.6%

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

•CAF Income (Increases of $11.2 million, or 7.6%, and $1.4 million, or 0.3%, in the third quarter and first nine months of fiscal 2025, respectively)
◦The increase in CAF income for both the third quarter and first nine months of fiscal 2025 reflects an increase in net interest margin percentage and an increase in average managed receivables, partially offset by an increase in the provision for loan losses.
•Total Interest Margin (Increased to 6.2% in both the third quarter and first nine months of fiscal 2025 from 5.9% and 6.0% in the third quarter and first nine months of fiscal 2024, respectively)
◦The increase in total interest margin for both the third quarter and first nine months of fiscal 2025 was driven by higher customer rates, partially offset by higher funding costs. While total interest margin for the third quarter increased year-over-year, it was relatively consistent with the second quarter total interest margin of 6.1%.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $72.6 million and $266.4 million in the third quarter and first nine months of fiscal 2025, respectively, compared with expense of $68.3 million and $239.0 million in the third quarter and first nine months of fiscal 2024, respectively.
◦The increase in the provision for loan losses for the first nine months of fiscal 2025 was primarily driven by unfavorable loss performance. We experienced higher losses for receivables originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged with the macro-inflationary environment. In addition, we experienced higher losses pertaining to a segment of customers generally concentrated at the lower end of Tier 1, which we addressed through further tightening in April 2024. While the loan loss reserve was adjusted for these receivables during the first quarter of fiscal 2025, further deterioration was observed during the second quarter, resulting in an additional adjustment to the reserve. In the third quarter, losses were relatively in line with our expectations.
◦The allowance for loan losses as a percentage of ending managed receivables was 2.70% as of November 30, 2024, compared with 2.92% as of November 30, 2023 and 2.78% as of February 29, 2024. The allowance percentage decreased from February primarily due to the previously implemented tightened underwriting standards, partially offset by unfavorable loss performance in CAF’s portfolio of core receivables as well as expanded investment in Tier 2.
•Loan Performance
◦The decline in net loan originations in both the third quarter and first nine months of fiscal 2025 resulted from decreases in the average amount financed and the net penetration rate, partially offset by an increase in used unit sales.
◦CAF net penetration decreased in the third quarter and first nine months of fiscal 2025 compared to the prior year periods, primarily reflecting shifts in the mix of customers utilizing outside financing.
◦The weighted average contract rate decreased to 11.2% from 11.3% in the third quarter of fiscal 2025 compared to the prior year quarter. The decrease was primarily due to a lower rates charged to customers, partially offset by the expansion of Tier 2 originations within CAF’s portfolio.
◦The weighted average contract rate increased to 11.3% from 11.1% in the first nine months of fiscal 2025 compared with the prior year period. The increase was primarily due to our expansion of Tier 2 originations within CAF’s portfolio as well as higher rates charged to customers, partially offset by a reduction in Tier 3 originations.
◦The year-over-year decrease in past due accounts as a percentage of ending managed receivables in the third quarter and first nine months of fiscal 2025 primarily reflects the impact of enhancements to our payment extension policy, as discussed above.
PLANNED FUTURE ACTIVITIES
During the first nine months of fiscal 2025, we opened three stores as well as one stand-alone reconditioning center. For the remainder of fiscal 2025, we anticipate opening two new store locations and one stand-alone auction facility. We currently estimate capital expenditures will total between $500 million and $550 million in fiscal 2025. Capital expenditures were $465.3 million in fiscal 2024. Planned capital spending in fiscal 2025 largely consists of spending to support our future long-term growth in stand-alone reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business. Given continued market uncertainties, we are taking a conservative approach to our capital structure in order to maintain the flexibility that allows us to efficiently access the capital markets for both CAF and CarMax as a whole. We have taken steps to better align our expenses to sales as well as slowed the rate of our store growth. During the first nine months of fiscal 2025, we accelerated the pace of our share repurchases above the pace that we implemented in the third quarter of fiscal 2024. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first nine months of fiscal 2025, net cash provided by operating activities totaled $478.1 million compared with $149.0 million in the prior year period.
As of November 30, 2024, total inventory was $3.67 billion, representing a decrease of $12.9 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in volume driven by our strategy to mitigate depreciation in the current market.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $667.5 million in the current year period compared with $979.1 million in the prior year period.  The majority of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $229.3 million in the current year period compared with $669.3 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The increase in net cash provided by operating activities for the first nine months of the current fiscal year compared with the prior year period primarily reflected the change in auto loans receivable, as discussed above, and an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. This increase was partially offset by the change in inventory, as discussed above.
Investing Activities. During the first nine months of fiscal 2025, net cash used in investing activities totaled $347.9 million compared with $357.2 million in fiscal 2024.  Capital expenditures were $340.3 million in the current year period versus $355.4 million in the prior year period.  Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of November 30, 2024, 165 of our 248 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.
Financing Activities.  During the first nine months of fiscal 2025, net cash used in financing activities totaled $404.7 million compared with net cash provided by financing activities of $517.3 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $229.3 million compared with $669.3 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).
During the first nine months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $309.8 million as well as stock repurchases of $329.6 million. During the first nine months of fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $108.4 million as well as stock repurchases of $44.3 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 29
Debt Description (1)	Maturity Date	2024	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,738	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	505,110	516,544
Non-recourse notes payable	Various dates through August 2031	17,096,313	16,866,972
Total debt (3)		$18,701,161	$18,783,149
Cash and cash equivalents		$271,910	$574,142

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2024, we were in compliance with these financial covenants.
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
As of November 30, 2024, $13.16 billion and $3.94 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2025, we funded a total of $5.03 billion in asset-backed term funding transactions.  As of November 30, 2024, we had $2.16 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2024, a total of $4 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $2.04 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2025. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2024	478,500	$78.28	478,500	$2,112,665,899
October 1 - 31, 2024	578,000	$73.32	578,000	$2,070,284,425
November 1 - 30, 2024	448,600	$77.88	448,600	$2,035,345,483
Total	1,505,100		1,505,100

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

January 7, 2025