Form 10-K
period 2025-02-28
CARMAX INC
filed 2025-04-11
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2024, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $13,133,324,489.

On April 9, 2025, there were 152,684,225 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2025 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, VA	Auditor Firm ID:	185

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2025

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

Item 1.  Business.

BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest retailer of used cars, and we sold 789,050 used vehicles at retail during the fiscal year ended February 28, 2025.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 544,312 vehicles sold during fiscal 2025, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1.1 million customer accounts in our $17.59 billion portfolio of managed receivables as of February 28, 2025. Our omni-channel platform empowers our retail customers to buy a car on their terms - online, in-store or a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer centric car buying and selling experience. This is a key differentiator that gives us the right to win and access to the largest total addressable market in the used car space. This positions us to deliver strong market share growth and significant year-over-year earnings growth for years to come.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2025, we operated 250 used car stores in 109 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), one of the most well-established and trusted online guides for automotive information and a recognized leader in digital car shopping innovations. With this acquisition, CarMax enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent.
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
Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  Our omni-channel platform further empowers our customers to buy a car on their own terms – online, in-store or a seamless combination of both.
Our omni-channel platform provides multiple ways for our customers to interact with us, including completely online. A customer may interact online with Skye (our AI-powered virtual assistant) or with our customer experience consultants via phone, text messages or chat. These employees are paid a fixed hourly rate and receive incentive bonuses based on their ability to effectively progress the customer through their car-buying journey. Customers may also interact in-person with our sales consultants who are generally paid commissions on a fixed dollars-per-unit standard, thereby earning the same commission regardless of the vehicle being sold, the amount a customer finances or the related interest rate. These pay structures align our associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates, or steering customers to vehicles with higher gross profits.
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every retail used vehicle we sell with our Love Your Car Guarantee. This guarantee gives customers the ability to take 24-hour test drives before committing to purchase as well as provides a 10-

day money-back guarantee and a 90-day/4,000-mile limited warranty. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on our online platforms and mobile app.  As of February 28, 2025, we had approximately 73,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not reservable by other customers on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2025, approximately 38% of our vehicles sold were transferred at customer request.
Selling us a Vehicle:
We have separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions.  We will appraise a customer’s vehicle in-person free of charge and make a written, guaranteed offer to buy that vehicle regardless of whether the owner is purchasing a vehicle from us.  We also provide online instant appraisal offers, which quickly give customers an offer on their vehicle. Our no-haggle offer is good for seven days.  The success of these offerings strengthens our leadership position as the largest used vehicle buyer from consumers in the U.S.
Vehicle purchases are also made through MaxOffer, our digital appraisal product for dealers that gives licensed dealers an instant offer good for seven days. We leverage the Edmunds sales team to open new markets and sign-up new dealers for MaxOffer.
In fiscal 2025, we purchased approximately 1.2 million vehicles from consumers and dealers.
Based on age, mileage or condition, approximately half of the vehicles acquired through our appraisal processes meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  We continue to further enhance our auction products to improve dealer experiences. For fiscal 2025, our average auction sales rate was approximately 98%.
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
We offer pre-qualification and finance-based shopping products nationwide, which are supported by CAF and multiple third-party providers. These products enable customers to request pre-qualification online with no impact to credit scores and receive their decisions and terms within minutes, empowering them to conveniently shop with their personalized, pre-qualification terms across our nationwide inventory. These products seamlessly provide consumers with the information and capabilities they need to shop for financing that best meets their budget and needs, further differentiating CarMax’s customer-centric financing experience. Approximately 80% of our customers use our online finance-based shopping tool as they begin the credit process. We have also established an online checkout and purchasing experience, which integrates our financing process, allowing eligible customers to apply and accept finance offers online without the assistance of an associate. We continue to enhance and further expand these products and experiences.
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2025, approximately 54% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 18% purchased GAP.

CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.7% of our retail used vehicle unit sales in fiscal 2025.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online and mobile sales platforms; independent used car dealers; and private parties. According to industry sources, as of December 31, 2024, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.
Based on industry data, there were approximately 38 million used cars sold in the U.S. in calendar 2024, of which approximately 20 million were estimated to be age 0- to 10-year old vehicles.  We are the largest retailer of used vehicles in the U.S. In calendar 2024, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2023. External title data indicates that while our year-over-year market share came under pressure during the first half of the year, it recovered as we achieved accelerating gains through the second half of the year, with particular strength in vehicles aged 0 to 4 years, which grew for the entire year. Our market share is generally correlated to the length of time we have operated in a given market.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitive, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  Our omni-channel platform empowers our retail customers to buy a car on their terms - online, in-store or a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer centric car buying and selling experience. This is a key differentiator that gives us the right to win and access to the largest total addressable market in the used car space. This positions us to deliver strong market share growth and significant year-over-year earnings growth for years to come.
In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a car from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases, further supported by our online instant appraisal offers and MaxOffer, supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
Our wholesale auctions compete with other automotive in-person and online auctions.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. Since fiscal 2021, our wholesale auctions have primarily been conducted virtually.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new car manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented approximately $1.7 trillion in outstanding receivables as of December 31, 2024.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used cars.
We believe that CAF’s principal competitive advantage is its strategic position as the primary finance source for CarMax customers, and that CAF’s primary drivers for growth are the growth in CarMax’s retail used unit sales as well as increased penetration through full credit spectrum lending.  We periodically test different credit offers and closely monitor acceptance rates and the effect on sales to assess market competitiveness.  We also monitor 3-day payoffs, as the percentage of customers exercising this option can be an indication of the competitiveness of our offer.

Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, as well as hybrid and electric vehicles (“EV”), at competitive prices.  Our focus is vehicles that are 0 to 10 years old, with vehicles that are 0 to 6 years old representing approximately 75% of used vehicle sales in fiscal 2025. Over the past three fiscal years, vehicles that are 0 to 10 years old generally ranged in price from $15,000 to $49,000. The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
Wholesale Auctions.  The typical vehicle sold at our wholesale auctions is more than 10 years old and has more than 100,000 miles.  We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.  Our auctions are generally held on a weekly or bi-weekly basis.
Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 28, 2025, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 28, 2025 was Safe-Guard Products International LLC.
Reconditioning and Service.  An integral part of our used car consumer offer is the reconditioning process, designed to make sure every car meets our internal standards before it can become a CarMax Quality Certified vehicle.  This process includes an inspection of the engine and all major systems.  Based on this inspection, we determine the reconditioning necessary to bring the vehicle up to our internal quality standards.  Many of our stores depend upon nearby, typically larger, CarMax stores for reconditioning, which increases efficiency and reduces overhead.  We utilize stand-alone reconditioning centers to balance production capacity across our stores and drive efficiency across our network. We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, including, but not limited to, services related to manufacturer’s warranties, we engage third parties specializing in those services. CarMax does not have manufacturer authorization to complete recall-related repairs, and some vehicles CarMax sells may have unrepaired safety recalls. However, safety recall information, as reported by the National Highway Traffic Safety Administration, is available on our website, and we review any unrepaired safety recall information with our used vehicle customers before purchase.
All CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell. Additionally, we have partnered with third-party auto service and repair providers. Through these partnerships, our customers have access to a nationwide network of trusted, quality and fair-priced service and repair locations.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2025, our network of third-party finance providers included Ally Financial, American Credit Acceptance, Capital One Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
Generally, credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for a small percentage of customers who would typically be financed by a Tier 2 or Tier 3 provider. CAF is building the capability to scale its participation across all credit tiers, which will help to capture finance economics, drive sales, and complement our valued lending partnerships that are a key foundation of CarMax’s best-in-class credit platform.

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
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used car trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 292 million light vehicles in operation in the U.S. as of December 31, 2024.  During calendar year 2024, it is estimated that approximately 16 million new cars and 38 million used cars were sold at retail, many of which were accompanied by trade-ins, and approximately 12 million wholesale vehicles were sold at auctions and through other channels.
We believe that sources of used vehicles will continue to be sufficient to meet our current and future needs based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from dealers, auctions and other sources, and the large size of the U.S. auction market relative to our needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refunds.
Technology
We leverage a combination of cloud-based solutions and proprietary technologies to run our operations. We have a strong software engineering discipline and we have adopted Agile, DevOps, Lean and other leading digital delivery practices. Technology teams are tightly integrated with the rest of the business and are embedded within our cross-functional “Product” teams. Our Product teams use a “test and learn” approach to iterate and deploy new technology-enabled experiences to our associates and customers. We use advanced data science, AI and machine learning capabilities to optimize our business and the customer experience. Our business is supported by digital and mobile technologies that provide enhanced customer experience while enabling highly integrated automation of all operating functions, including receiving, appraisals, cataloging, reconditioning, merchandising, shopping, financing, sale and delivery.  We also leverage technology, including data automation, Skye and knowledge management systems, to help us improve efficiency in our Customer Experience Centers (“CECs”). Buyers and sales consultants are equipped with mobile and centralized tools that allow them to access real-time information to better serve our customers. Our proprietary digital technology provides our management with real-time information about many aspects of our omni-channel operations, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity. Real-time access to a complete view of our customer interactions from omni-channel allows our associates to provide a tailored and differentiated experience to our customers. In addition, through our systematic integrations with our third-party finance partners, we are able to provide our finance-based shopping experience. We continue to build our technologies to expand our reach and integrate CarMax into a broader ecosystem of partnerships.

Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences.  Leveraging our more than thirty years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that account for factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used cars and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally 99% of our entire used car inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers. These strategies are implemented through a broad range of media including, but not limited to, traditional broadcast, digital, search, social, out-of-home, sports sponsorships and influencer and activation programs.  Our website and related mobile app received an average of 35 million monthly visits during fiscal 2025 and are a critical part of the customer’s journey, allowing them to learn about CarMax, explore our full inventory in real time, initiate vehicle transfers, apply for financing pre-qualification, receive an appraisal offer and even buy a car fully online. Our survey data indicates that during fiscal 2025, approximately 95% of customers who purchased a vehicle from us had first visited us online. In addition, approximately 80% of our customers leveraged some or all of our digital capabilities to complete their transactions in fiscal 2025. We believe consumers in the used car industry will increasingly prefer to have the ability to shop and transact digitally.
In fiscal 2025, we continued building the CarMax brand through new creative campaigns promoting our omni-channel platform as well as brand reassurance messaging, highlighting our money back guarantee and up-front pricing. We extended our Never Settle campaign, encouraging customers to never settle for less than the CarMax experience when buying or selling a car. We have expanded our partnerships with the WNBA and the NWSL, including our front-of-kit sponsorship of the NWSL’s Gotham FC and our founding partnership of the WNBA’s new Golden State Valkyries. Additionally, in our hometown of Richmond, Virginia, we announced a naming rights agreement for the new ballpark and home of the Richmond Flying Squirrels, a AA minor league baseball team, set to open in the 2026 season.
Human Capital Resources
CarMax’s purpose, to drive integrity by being honest and transparent in every interaction, is brought to life each day by our associates’ commitment to living our core values. We recognize that our associates are the key to our success, and we are proud to provide an award-winning workplace where we value the contribution of all associates and foster a culture where associates can achieve their career goals. Our associates are further guided by the policies and procedures we have in place to ensure everyone is treated with respect and has opportunities to reach their full potential.
On February 28, 2025, we had a total of 30,048 full- and part-time associates, of which 1,011 work in our CAF segment and 492 work for our Edmunds business. We had 24,883 hourly and salaried associates, as well as 3,537 in-store sales associates, 1,510 sales associates in our CECs and 118 Edmunds sales associates. Our in-store and Edmunds sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. As of February 28, 2025, all our associates were paid above the applicable minimum wage. We offer a broad range of benefits to our associates, including health benefits for full-time associates.
Throughout the implementation of our omni-channel car buying experience, the shape of our workforce evolved to include more technology, product and data science associates. As of February 28, 2025, we had 1,481 technology, product and data science associates. In response, we created a rotational program for college technology hires and implemented a technology and data science reskilling program. All roles working on our innovation efforts are eligible for equity or equity-based grants through our standard compensation plan, which serve as a meaningful engagement and retention tool. We believe this evolution in our workforce has been and will continue to be critical to the development of our technology platforms and strategic initiatives.
Our commitment to our associates is reflected in our fair and broad-based compensation packages and benefit programs, our continuous investment in talent acquisition, engagement, and development activities, and our comprehensive safety and security program. We review pay equity annually based on objective factors such as position, tenure, and location. If we find discrepancies that cannot be explained by these objective factors, we make appropriate adjustments. Our commitment is to provide equal pay for comparable work.
We have been recognized for 21 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For®. This award reflects our ability to provide associates with the tools and environment they need to succeed and grow in their careers. We have an Associate Experience Team and a cross-functional Associate Experience Advisory Group dedicated to ensuring an inclusive and engaging workplace. We also continued to measure engagement via biannual associate voice surveys, and across the company, teams created focused plans to continually improve engagement based on survey results. Our goal is to achieve world-class associate engagement and responding to associate feedback enables us to focus on the issues that matter to our associates.
CarMax’s culture of inclusion is built on a foundation of integrity and respect. We value the wide range of experiences and perspectives our associates bring to locations across the country. Our commitment to inclusion is based on a company vision to ensure everyone, everywhere has the opportunity to reach their full potential.

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
Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, including dealer, service, sales, transportation and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including logistics, advertising, sales, financing and employment practices.  These laws include consumer protection laws and privacy laws, as well as other laws and regulations applicable to motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws. Our activities are subject to oversight by the Federal Trade Commission and other federal and state regulators, and our financing activities are also subject to the supervisory authority of the Consumer Financial Protection Bureau.
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
AVAILABILITY OF REPORTS AND OTHER INFORMATION

The following items are available free of charge on our website through the “Financials” link on our investor relations home page at investors.carmax.com, shortly after we file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and any amendments to those reports.  The following documents are also available free of charge on our website: Corporate Governance Guidelines, Code of Business Conduct, Responsibility Reports and the charters of the Audit, Nominating and Governance, Compensation and Personnel, and Technology and Innovation Committees.  We publish any changes to these documents on our website.  We also promptly disclose reportable waivers of the Code of Business Conduct, if any, on our website.  The contents of our website are not, however, part of this report.
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
BUSINESS RISKS
We operate in a highly competitive industry.  Failure to develop and execute strategies to remain the nation’s largest retailer of used vehicles and to adapt to the increasing use of digital and online tools to market, buy, sell and finance used vehicles could adversely affect our business, sales and results of operations.
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
Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, could materially impact our business model. Increased online used vehicle offerings and the growing consumer trend of buying vehicles online adds new competition in a segment that is growing and could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. Further, existing e-commerce businesses have and could continue to enter the online new and used vehicle markets, including companies with significantly more resources than CarMax that might be able to provide customers access to a greater inventory of vehicles while delivering a superior online experience. If we fail to respond effectively to our existing and potential retail competitors, it could have a material adverse effect on our business, sales and results of operations.
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
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general have been, and in the future may be, affected by significant national or international events such as a global health crisis or current geopolitical conditions.  When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer categories or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in challenges to vehicle affordability, lower sales, decreased margins on units sold, and decreased profits for our CAF segment. For example, tariffs impacting the availability and price of automotive parts, vehicles, or steel used in constructing new locations could also adversely impact our business. Economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.
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
Changes in the availability or cost of capital and working capital financing, including the long-term financing to support the expansion of our store base and sales growth in existing stores, could adversely affect sales, operating strategies and store growth.  Although internally generated cash flows have generally been sufficient to maintain our operations and fund our growth, there can be no assurance that we will continue to generate sufficient cash for these purposes.  Failure to do so—or our decision to put our cash to other uses—would make us more dependent on external sources of financing to fund our growth.
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
Our reputation as a company that is founded on the fundamental principle of integrity is critical to our success. Our reputation as a retailer offering competitive, no-haggle prices, a broad selection of CarMax Quality Certified used vehicles, superior customer service and a seamless omni-channel experience is also critical to our success.  If we fail to maintain the high standards on which our reputation is built, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations.  Such an event could include an isolated incident at a single store, particularly if such incident results in adverse publicity, governmental investigations, or litigation and could involve, among other things, our sales process, our provision of financing, our reconditioning process, our treatment of customers or associates, our use of AI, cultural brand positioning, or real or perceived vehicle quality and related injury.  Even the perception of a decrease in the quality of our brand could impact results.
The use of social media has increased the speed with which information and opinions can be shared and the speed with which reputation can be affected.  We monitor social media and attempt to address customer concerns, provide accurate information and protect our reputation, but there can be no guarantee that our efforts will succeed.  If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.
Our business is sensitive to changes in the prices of new and used vehicles.
Any significant changes in retail prices for new and used vehicles could have a material adverse effect on our sales and results of operations.  For example, when retail prices for used vehicles rise relative to retail prices for new vehicles, it can make buying a new vehicle more attractive to our customers than buying a used vehicle, which can have a material adverse effect on sales and results of operations and can result in decreased used margins.  Manufacturer incentives could contribute to narrowing this price gap.  In addition, any significant changes in retail or wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing margins.
Our business is dependent upon access to vehicle inventory and the parts used to recondition such inventory.  A failure to expeditiously liquidate that inventory—or obstacles to acquiring inventory, including parts—whether because of supply, competition, or other factors could have a material adverse effect on our business, sales and results of operations.
Used vehicle inventory is subject to depreciation risk.  CarMax has experienced, and could experience in the future, steep market depreciation of its vehicle inventory due to changes in economic conditions, which could result in reduced retail and wholesale margins. The inability to liquidate excess inventory at prices that allow us to meet margin targets or to recover our costs could have a material adverse effect on our results of operations.
A reduction in the availability of, or access to, sources of inventory, including parts used to recondition inventory, could have a material adverse effect on our business, sales and results of operations.
We source a significant percentage of our vehicles through our appraisal process, which includes our online instant appraisal offers, and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  Acquiring inventory from third-party auctions or from other dealers through our MaxOffer channel is generally less profitable than acquiring it from our in-store and online appraisal products. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third parties driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.  Our ability to source vehicles from third-party auctions could be affected by an increase in the number of closed auctions that are open only to new car dealers who have franchise relationships with automotive manufacturers.
Our failure to realize the benefits associated with our omni-channel platform or initiatives designed to leverage evolving technologies, including AI, could have a material adverse effect on our business, sales and results of operations.
We have made a considerable investment in our omni-channel platform, as well as investments in initiatives designed to leverage evolving technologies, including AI. A failure to capture the benefits that we expect from the platform or these initiatives and our continued investments in enhancements to the platform or in these initiatives could have a material adverse effect on our business, sales and results of operations. We must anticipate and meet our customers’ expectations in an evolving retail marketplace. Our business, sales and results of operations may be negatively affected if we fail to provide a high quality and consistent customer experience, regardless of sales channel, if our omni-channel platform or other initiatives do not meet customer expectations, or if we are unable to attract, retain and manage the personnel at various levels who have the necessary skills and experience we need to implement our initiatives.

Our failure to manage our growth and the related challenges could have a material adverse effect on our business, sales and results of operations.
Our growth is dependent on the success of our omni-channel platform, opening stores in new and existing markets, continued sales growth and the build-out of our offsite production and auction facilities. These enhancements and expansions place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth requires that we continue to effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel platform could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base, addition of offsite production and auction facilities and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor below titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our business also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.
Our success depends upon the continued contributions of our associates.
Our associates are the driving force behind our success.  We believe that one of the key factors that distinguishes CarMax is a culture centered on valuing our associates.  We provide flexible, hybrid and remote work arrangements for certain associates, which may impact associate engagement, integration of new associates and overall company culture. A failure to maintain our culture could have a material adverse effect on our business, sales and results of operations.
In addition, managing our response to a changing economic environment, evolving technologies and our strategic initiatives require management, employees and contractors to adapt and learn new skills and capabilities. A failure to maintain an adaptable and responsive culture or to continue developing and retaining the associates that drive our success could have a material adverse effect on our business, sales and results of operations.
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
Many components of our business, including data management, key operational processes and critical customer systems, are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect or conduct operations that are inconsistent with our values, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages, liquidity challenges, file for bankruptcy protection, go out of business, suffer disruptions in their business or experience significant increases in the cost of their goods or services sold due to factors beyond their control, including tariffs. The use of third-party vendors represents an inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.
Our business is sensitive to conditions affecting automotive manufacturers.
Adverse conditions, such as the 2023 United Auto Workers strike and tariffs impacting the availability and price of vehicles and automotive parts, affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs, could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
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
The occurrence of severe weather events, such as rain, flooding, hail, snow, wind, storms, hurricanes, extended periods of unusually cold weather or natural disasters, including wildfires, could cause store closures or affect the timing of consumer demand, either of which could adversely affect consumer traffic and could have a material adverse effect on our sales and results of operations in a given period. Further, as the Earth’s climate changes, extreme weather events have become more frequent or more intense, which could have a material adverse effect on our sales and results of operations.
We have communicated certain environmental goals that are subject to related disclosure requirements. Failure to meet environmental goals or satisfy disclosure requirements could adversely affect our business, sales, results of operations and financial condition.
We have communicated certain environmental goals in our public disclosures which may be difficult to achieve. The accuracy, adequacy or completeness of the disclosures may subject us to scrutiny. Further, statements about our environmental goals, and progress toward those goals, may be based on standards for measuring progress that are still developing, and such statements may be subject to evolving, forthcoming and altogether new disclosure requirements. If we are unable to achieve progress with respect to our environmental goals, accomplish our environmental goals or satisfy evolving shareholder expectations or regulatory or industry standards, we could suffer reputational harm. Our environmental data, processes, and disclosure may be incomplete or inaccurate, which may result in civil penalties and have a material adverse effect on our business, sales and results of operations.
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
We collect, process and retain sensitive and confidential customer information in the normal course of business and may share that information with our third-party service providers.  This information includes the information customers provide when purchasing or selling a vehicle and applying for vehicle financing.  We also collect, process and retain sensitive and confidential associate information in the normal course of business and may share that information with our third-party service providers.  Although we have taken measures designed to safeguard such information and have received assurances from our third-party providers, our facilities and systems, and those of third-party providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events.
The security measures we have implemented to protect against cybersecurity incidents may not always prevent or mitigate the impact of a cybersecurity incident and there can be no assurance that future efforts to prevent or mitigate a cybersecurity incident will be effective either. Numerous national retailers have disclosed security breaches involving sophisticated cyber-

attacks, including ransomware, that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Further, the rapid evolution and increased adoption of AI and other evolving technologies may increase our level of cybersecurity risk. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cybersecurity incident, a programming error, or other cause, could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
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
Our business is dependent upon the integrity and efficient operation of our information systems.  We rely on our information systems to manage sales, inventory, our customer-facing websites and applications (carmax.com, carmaxautofinance.com, the CarMax mobile app, and carmaxauctions.com), consumer financing, customer information and other data.  The failure of these systems to perform as designed, the failure to maintain or invest in and update these systems as necessary, or the inability to enhance our data management and information technology capabilities, could disrupt our business operations and have a material adverse effect on our sales and results of operations.
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

We are subject to evolving regulations, disclosure requirements, standards and expectations relating to environmental, social and governance matters. Failure to satisfy these regulations, requirements, standards and expectations could adversely affect our business, sales, results of operations and financial condition.
We are subject to regulations and disclosure requirements relating to environmental, social and governance (“ESG”) matters, including climate-related disclosure regulations. These ESG-related laws and regulations, as well as shareholder standards and expectations, continue to evolve, creating uncertainty for public companies. Our shareholders, customers and other stakeholders may hold differing views on ESG-related matters, including differing views on our response to concerns regarding ESG-related matters, which may result in pressure from various stakeholders, negative media attention, damage to our reputation, and a diversion of management’s attention and resources. These circumstances could have material adverse effects on our business. We have incurred and will continue to incur operating expenses and other costs to comply with the evolving set of laws and regulations and to respond to shareholder standards and expectations for ESG-related matters. The violation of laws or regulations for ESG-related matters (or the disclosures themselves) could result in civil penalties, significant expenses, or damage to our reputation, which could have a material adverse effect on our business, sales and results of operations.
We are subject to various legal proceedings.  If the outcomes of these proceedings are adverse to CarMax, it could have a material adverse effect on our business, results of operations and financial condition.
We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of the law could be asserted against us by individuals, either individually or through class claims, or by governmental entities in civil or criminal investigations and proceedings.  These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.
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
The company engages a third-party with extensive experience in cybersecurity to periodically perform a maturity analysis of CarMax’s cybersecurity program as compared to peer companies. We conduct annual tabletop exercises, guided by a third-party cybersecurity firm, with key members of our cybersecurity and legal teams to assess the company's readiness and capabilities to respond to a cyber-attack. At least annually, we also conduct third-party penetration tests to enhance the security of our digital systems, and we employ network scanning to help us identify any newly developed vulnerabilities or threats. Our third-party intake process incorporates cybersecurity risk into the assessment of our third-party vendors when we engage a new vendor or experience a change in relationship with an existing vendor. Further, CarMax’s cybersecurity team conducts periodic reviews of the company’s third-party vendors depending on the vendor’s risk profile as determined by the company’s cybersecurity team.
The company’s cybersecurity program is led and overseen by our Chief Information and Technology Officer (the “CITO”) and our CISO. The CITO joined CarMax in 2012, reports to our Chief Executive Officer and has served in various technology leadership roles in startup organizations and Fortune 500 companies across the retail, travel, hospitality, finance, and technology industries for over 20 years. The company’s CISO reports to the CITO, joined CarMax in 2015 and has served in various roles in information technology and cybersecurity for over 30 years, including prior service as the vice president of information security, risk and compliance for a Fortune 500 company. Our CISO has various industry certifications, including the Certified in Risk and Information Systems Control (CRISC), the Certified in the Governance of Enterprise IT (CGEIT) and the Certified Information Systems Auditor (CISA) certifications.
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
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2025

	Production Stores	Non-production Stores
Store count	111	139
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Stores located in small MSAs	13	46

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2025

State	Count	State	Count
Alabama	5	Missouri	4
Arizona	5	Nebraska	1
California	33	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	6
Delaware	1	New Mexico	2
Florida	24	New York	5
Georgia	12	North Carolina	13
Idaho	1	Ohio	6
Illinois	11	Oklahoma	3
Indiana	4	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	2	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	27
Maryland	7	Utah	1
Massachusetts	4	Virginia	12
Michigan	1	Washington	5
Minnesota	2	Wisconsin	4
Mississippi	3	Total	250

Of the 250 used car stores open as of February 28, 2025, 167 were located on owned sites and 83 were located on leased sites. The leases are classified as follows:

Land-only leases	27
Land and building leases	56
Total leased sites	83
In addition to our stores, we operate two stand-alone reconditioning facilities and one stand-alone auction facility. These locations are used to balance capacity at our stores and drive efficiencies across our network.
As of February 28, 2025, we leased our CAF office building in Atlanta, Georgia, as well as office buildings for our customer experience centers in Atlanta, Georgia; Kansas City, Missouri; and Phoenix, Arizona. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future locations.
Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2025.

Name	Age	Office
William D. Nash………………………..….……...........	55	President, Chief Executive Officer and Director
Diane L. Cafritz……………………....…………….......	54	Executive Vice President, Chief Innovation and People Officer
Jon G. Daniels………………….……..…………..........	53	Executive Vice President, CarMax Auto Finance
James Lyski………………….……..……………..........	62	Executive Vice President, Chief Growth and Strategy Officer
Enrique N. Mayor-Mora..................................................	56	Executive Vice President, Chief Financial Officer
Shamim Mohammad………………….……..…...….....	56	Executive Vice President, Chief Information and Technology Officer
C. Joseph Wilson.............................................................	52	Executive Vice President, Chief Operating Officer
John M. Stuckey, III........................................................	51	Senior Vice President, General Counsel and Corporate Secretary
Tyler Tuite.......................................................................	42	Senior Vice President, Chief Product Officer

Mr. Nash joined CarMax in 1997 as auction manager.  In 2007, he was promoted to vice president and later, senior vice president of merchandising, a position he held until 2011, when he was named senior vice president, human resources and administrative services.  In 2012, he was promoted to executive vice president, human resources and administrative services.  In February 2016, he was promoted to president, and in September 2016, he was promoted to chief executive officer and named to the board of directors. Prior to joining CarMax, Mr. Nash worked at Circuit City. In 2024, he was appointed as an independent member of the Board of Directors of eBay, Inc.
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  During her initial tenure in the CarMax legal department, Ms. Cafritz managed commercial and consumer litigation, was responsible for operational regulatory guidance and led CarMax’s government affairs program. In 2017, Ms. Cafritz was named senior vice president and chief human resources officer, and in 2021, she was named senior vice president, general counsel, chief compliance officer and chief human resources officer. In 2022, Ms. Cafritz was promoted to executive vice president, general counsel, chief compliance officer and chief human resources officer, and in 2023, she was named executive vice president, human resources, general counsel and chief compliance officer. In 2024, Ms. Cafritz transitioned to executive vice president, chief innovation and people officer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery.
Mr. Daniels joined CarMax in 2008 as vice president, risk and analytics.  In 2014, he was promoted to senior vice president, CarMax Auto Finance.  In 2025, Mr. Daniels was promoted to executive vice president, CarMax Auto Finance. Prior to joining CarMax, Mr. Daniels served as group director, credit risk management of HSBC and vice president of Metris.
Mr. Lyski joined CarMax in 2014 as senior vice president and chief marketing officer. In 2017, he was promoted to executive vice president and chief marketing officer. In 2023, he transitioned to executive vice president and chief innovation and strategy officer, and in 2024, he transitioned to executive vice president and chief growth and strategy officer. Prior to joining CarMax, he served as chief marketing officer of The Scotts Miracle-Gro Company from 2011 to 2014 and as chief marketing officer at Nationwide Mutual Insurance Company from 2006 to 2010. In addition, Mr. Lyski has held marketing leadership positions at Cigna Healthcare Inc. and FedEx Corporation.
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
Mr. Stuckey joined CarMax in 2004 as corporate counsel and has held various positions of increasing responsibility within CarMax’s legal department. In 2015, he was promoted to vice president and deputy general counsel. In 2021, Mr. Stuckey was promoted to vice president, deputy general counsel and corporate secretary, and in 2024, he was promoted to senior vice president, general counsel, and corporate secretary. Prior to joining CarMax, Mr. Stuckey practiced securities, mergers and acquisitions law at Hunton & Williams, LLP (now Hunton Andrews Kurth LLP).
Mr. Tuite joined CarMax in 2015 as director of corporate strategy and was promoted to assistant vice president in 2016. In 2020, Mr. Tuite was promoted to vice president, product and corporate strategy. In 2023, Mr. Tuite was promoted to senior vice president, product and corporate strategy and chief product officer. Prior to joining CarMax, Mr. Tuite was vice president of expansion at Alton Lane and a project leader at The Boston Consulting Group.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2025, there were 153,319,678 shares of CarMax common stock outstanding and we had approximately 2,400 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.
During fiscal 2025, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2025.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2024	403,300	$84.59	403,300	$2,001,230,327
January 1-31, 2025	414,500	$81.32	414,500	$1,967,525,241
February 1-28, 2025	361,000	$84.96	361,000	$1,936,855,522
Total	1,178,800		1,178,800

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

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 500 Index and the S&P 500 Retailing Index.  The graph assumes an original investment of $100 in CarMax common stock and in each index on February 29, 2020, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
CarMax
S&P 500 Index - Total Returns
S&P 500 Retailing Index

	As of February 29 or 28
	2020	2021	2022	2023	2024	2025
CarMax	$100.00	$136.88	$125.22	$79.06	$90.46	$94.99
S&P 500 Index	$100.00	$131.29	$152.81	$141.05	$184.01	$217.88
S&P 500 Retailing Index	$100.00	$147.99	$158.40	$124.47	$192.01	$222.34

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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription revenues; and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer centric car buying and selling experience, a key differentiator.
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
As of February 28, 2025, we operated 250 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.7% of our retail used vehicle unit sales in fiscal 2025.  As of February 28, 2025, CAF serviced approximately 1.1 million customer accounts in its $17.59 billion portfolio of managed receivables.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for fiscal 2025 are as follows:

Net Sales and Operating Revenues	Gross Profit

A high-level summary of our financial results for fiscal 2025 as compared to fiscal 2024 is as follows (1):

(Dollars in millions except per share or per unit data)	2025	Change from 2024
Income statement information
Net sales and operating revenues	$26,353.4	(0.7)%
Gross profit	$2,897.9	6.8%
CAF income	$581.7	2.4%
Selling, general and administrative expenses	$2,435.4	6.5%
Net earnings	$500.6	4.5%
Unit sales information
Used unit sales	789,050	3.1%
Change in used unit sales in comparable stores	2.2%	N/A
Wholesale unit sales	544,312	(0.4)%
Per unit information
Used gross profit per unit	$2,311	1.0%
Wholesale gross profit per unit	$1,024	0.5%
SG&A as a % of gross profit	84.0%	(0.3)%
Per share information
Net earnings per diluted share	$3.21	6.3%
Online sales metrics
Online retail sales (2)	15%	1%
Omni sales (3)(5)	57%	2%
Revenue from online transactions (4)	30%	(1)%
(1)    Where applicable, amounts are net of intercompany eliminations.
(2)    An online retail sale is defined as a sale where the customer completes all four of the following activities online: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order.
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
(5)    The definition of an omni sale has been updated to include additional steps that can be completed online, including pre-qualifying for financing, setting appointments and signing up for notifications of cars coming soon. See discussion below for fiscal 2025 results by quarter under this new definition.

SG&A during fiscal 2024 included a $67.2 million benefit in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags. Excluding these proceeds, SG&A leveraged by 270 basis points, driven by the growth in gross profit and continued expense efficiency actions.
Net earnings per diluted share during fiscal 2025 included a negative impact of $0.06 resulting from an Edmunds lease impairment charge. Net earnings per diluted share during fiscal 2024 included a benefit of $0.32 in connection with the Takata proceeds. Net earnings per diluted share excluding both of these impacts increased 21.1% in fiscal 2025.
As noted in the table above, our omni sales definition incorporates customers who complete some, but not all, of the listed activities online. To better reflect the ways customers are utilizing our digital capabilities to buy a car, going forward we are updating the definition to also include customers who complete any of the following steps online: pre-qualifying for financing, setting appointments and signing up for notifications on cars coming soon. Based on the updated definition, approximately 66% of retail units sales were omni sales in fiscal 2025, up from 63% in the prior year. This change has no impact on the definition for online sales. The following table presents quarterly omni sales under the new definition:

	Three Months Ended
	February 28, 2025	November 30, 2024	August 31, 2024	May 31, 2024	February 29, 2024
Omni sales	67%	65%	65%	65%	64%
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2024 as compared to fiscal 2023 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on April 15, 2024.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used car industry will increasingly prefer to have the ability to shop and transact digitally. Approximately 80% of our customers leveraged some or all of our digital capabilities to complete their transactions during the current fiscal year.
Our diversified business model, combined with our exceptional associates, stores, technology and digital capabilities seamlessly tied together, is a key differentiator that strengthens our competitive advantage and we believe will be increasingly important to win customers going forward. We expect the impact of our omni-channel capabilities will continue to grow as consumers demand a more personalized car-buying experience. The associate and customer facing tools we launched during fiscal 2025 are supporting our results and enable us to provide the most customer centric car buying and selling experience. Some examples of the steps we took to further differentiate our offering and drive incremental operational efficiencies during fiscal 2025 include:
•For retail, we rolled out several new systems including order processing in our stores, customer accounts online, AI-driven knowledge management in our Customer Experience Centers (“CECs”) and EV research and shopping tools on the Edmunds and CarMax websites. These systems enhance consumers’ shopping experiences while also supporting conversion and enabling our associates to be more efficient.

•Our digital tools and enhancements have made it easier for customers to self-progress in their shopping journey. Skye, our AI-powered virtual assistant, is now able to independently answer over half of the questions our customers ask it, reflecting a more than 20% year-over-year improvement. Additionally, the rate of fully self-progressed online sales grew by 25% in fiscal 2025. Fully self-progressed online sales, which are a subset of our online retail sales, are completed without the help of a CEC or store associate.
•For supply, we enhanced our industry-leading consumer and dealer-facing online appraisal experiences and are now able to give digital offers to approximately 99% of the customers who visit carmax.com for an appraisal. We also made MaxOffer even easier to use, which has attracted more dealers to the offering and has driven record sourcing volume each quarter.
•For finance, we began testing of our new credit scoring models and the corresponding strategies across the full credit spectrum, which positions us to grow CAF income modestly in the near-term and more materially over time. We also released an update to our finance-based shopping experience that seamlessly incorporates existing instant appraisal offers into our prequalification offering, giving customers more precise credit terms.
In addition to these actions, we are focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. We achieved savings of approximately $125 per unit in fiscal 2025 and anticipate that we will achieve another $125 per unit in fiscal 2026. This exceeds the initial $200 per unit target that we set at the beginning of fiscal 2025. These efficiencies support affordability as we pass savings on to our customers and also support our margins.
In fiscal 2026, we will leverage and enhance our capabilities to drive growth through better execution, innovative efforts and upleveled experiences. Examples of our initiatives for fiscal 2026 include the following:
•For retail, we will continue leveraging data science and AI to offer even better digital experiences for associates and consumers, driving conversion and efficiency. We plan to improve our online vehicle transfer experience and expand Skye’s functionality with additional data and new architecture.
•We will launch a new marketing campaign that will bring our best-in-class omni-channel experience to the forefront for the consumer.
•For supply, we plan to streamline the online appraisal checkout process, expand appraisal pick-up availability to new markets and further enhance MaxOffer to attract new dealers, expanding our access to directly sourced vehicles.
•For credit, we plan to continue expanding CAF’s participation across the credit spectrum to grow penetration and capture profitable returns. Additionally, we plan to modernize the ownership experience on CAF’s digital platform, which will enhance the customer experience and drive operating efficiencies.
As noted above, during fiscal 2025, we focused on MaxOffer improvements, attracting more dealers and increasing our purchases through the program. We leverage the Edmunds sales team to open new markets and sign up new dealers for MaxOffer. During fiscal 2025, our MaxOffer active dealers increased approximately 47% from the prior year. We purchased approximately 269,000 vehicles from consumers and dealers during the fourth quarter of fiscal 2025, up 15.3% from the prior year quarter. Approximately 46,000 vehicles were purchased from dealers, including through MaxOffer, up 114.2% from the prior year quarter. Of the approximately 223,000 vehicles purchased from consumers, more than half were purchased through our online instant appraisal experience.
While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit and the timing of SG&A spending, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2026, we expect to require low-single-digit gross profit growth to lever SG&A. This will be supported by our goal of becoming omni cost neutral for the first time for the full year of fiscal 2026. Omni-channel costs include commissions and the cost of operating our CECs. We expect our omni-channel costs per used unit, per total unit and as a percentage of gross profit for the full year of fiscal 2026 to be more efficient than before our omni-channel roll-out. This reinforces our pathway back to a lower SG&A leverage ratio, as noted above.
We have positioned the company to achieve gains in retail and wholesale unit sales and market share, with double-digit EPS growth for years to come. Our earnings model is designed to deliver an earnings per share compound annual growth rate (“CAGR”) in the high teens when used unit growth is in the mid-single digits. This earnings growth will be driven primarily by used and wholesale unit growth, strength in other gross profit, CAF’s credit spectrum expansion, continued operational efficiencies, ongoing SG&A leverage and our share repurchase program.

Regarding our long-term goals, we are focused on growing the business and we continue to make progress toward our long-term goals; however, we are removing the timeframes associated with them given the potential impact of broader macroeconomic factors.
In calendar 2024, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2023. External title data indicates that while our year-over-year market share came under pressure during the first half of the year, it recovered as we achieved accelerating gains through the second half of the year, with particular strength in vehicles aged 0 to 4 years, which grew for the entire year. The data indicates that our market share continued to grow year-over-year during January 2025, the latest period for which information is available. Our strategy to increase our market share includes focusing on:
•Delivering a customer-driven, omni-channel buying and selling experience that is a unique and powerful seamless integration of our in-store and online capabilities.
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
As of February 28, 2025, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During fiscal 2025, we opened five stores, one stand-alone auction facility in Chino, California and our second stand-alone reconditioning center in Richland, Mississippi. During fiscal 2026, we anticipate opening six stores as well as four stand-alone reconditioning/auction centers. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
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
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. To demonstrate the sensitivity of credit loss assumptions and macroeconomic scenarios used in our estimated allowance for loan losses, we compared our February 28, 2025, modeled allowance base case scenario to a downside scenario. Relative to the base case, the downside scenario assumed 10% worsening in loss performance, U.S. unemployment rates and the NADA used vehicle price index. This sensitivity analysis resulted in a hypothetical increase in the allowance for loan losses of approximately $42.7 million.
While this analysis may be useful in considering how changes in certain macroeconomic assumptions could impact our estimated credit losses, it should not be relied upon as a forecast of how our allowance for loan losses is expected to change in a different macroeconomic scenario. The analysis does not reflect changes in other adjustments to the quantitative calculation, which would be influenced by the qualitative judgment management applies to reflect the uncertainty and imprecision of estimated lifetime credit losses based on then-current circumstances and conditions.
See Notes 1(H) and 4 for additional information on the allowance for loan losses.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2025	Change	2024	Change	2023
Used vehicle sales	$21,079.7	0.8%	$20,922.3	(9.2)%	$23,034.3
Wholesale vehicle sales	4,587.5	(7.8)%	4,975.8	(16.9)%	5,989.8
Other sales and revenues:
Extended protection plan revenues	451.7	12.4%	401.8	(4.9)%	422.3
Third-party finance (fees)/income, net	(1.5)	74.4%	(5.8)	(183.6)%	7.0
Advertising & subscription revenues (1)	139.3	2.6%	135.8	1.9%	133.3
Other	96.8	(8.8)%	106.2	8.1%	98.2
Total other sales and revenues	686.3	7.6%	638.0	(3.5)%	660.8
Total net sales and operating revenues	$26,353.4	(0.7)%	$26,536.0	(10.6)%	$29,684.9

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Years Ended February 28 or 29
	2025	Change	2024	Change	2023
Used vehicles	789,050	3.1%	765,572	(5.2)%	807,823
Wholesale vehicles	544,312	(0.4)%	546,331	(6.6)%	585,071

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2025	Change	2024	Change	2023
Used vehicles	$26,273	(2.8)%	$27,028	(4.3)%	$28,251
Wholesale vehicles	$8,019	(7.9)%	$8,707	(11.8)%	$9,872

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29 (1)
	2025	2024	2023
Used vehicle units	2.2%	(6.7)%	(14.3)%
Used vehicle revenues	(0.4)%	(10.6)%	(7.6)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2025	2024	2023
Used vehicle units	3.1%	(5.2)%	(12.6)%
Used vehicle revenues	0.8%	(9.2)%	(5.7)%

Wholesale vehicle units	(0.4)%	(6.6)%	(17.2)%
Wholesale vehicle revenues	(7.8)%	(16.9)%	(11.4)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2025	2024	2023
CAF (2)	45.0%	45.8%	45.4%
Tier 2 (3)	18.0	18.9	22.0
Tier 3 (4)	7.1	7.0	6.5
Other (5)	29.9	28.3	26.1
Total	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2025	2024	2023
Used car stores, beginning of year	245	240	230
Store openings	5	5	10
Used car stores, end of year	250	245	240

During fiscal 2025, we opened 5 stores in existing television markets (El Paso, TX; Gainesville, GA; Alliance, TX; Mays Landing, NJ; and Visalia, CA).

Used Vehicle Sales
Fiscal 2025 Versus Fiscal 2024.  The 0.8% increase in used vehicle revenues in fiscal 2025 was primarily driven by a 3.1% increase in used unit sales, partially offset by a 2.8% decrease in average retail selling price, or approximately $800. The increase in used units included a 2.2% increase in comparable store used unit sales. Online retail sales, as defined previously, accounted for 15% of used unit sales in fiscal 2025, compared with 14% in fiscal 2024. During fiscal 2025, we experienced a decline in comparable store used unit sales in the first quarter, which was more than offset by gains in the second, third and fourth quarters. Comparable store used unit sales in March 2025 were higher than our fourth quarter fiscal 2025 results and further accelerated into the beginning of April. For the first quarter of fiscal 2026, through the beginning of April, comparable store used unit sales were in the high single-digits.
The decrease in average retail selling price in fiscal 2025 reflected lower vehicle acquisition costs, partially offset by shifts in the mix of our sales by vehicle age and class.
Wholesale Vehicle Sales
Vehicles sold at our wholesale auctions are, on average, more than 10 years old with more than 100,000 miles and are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold.
Fiscal 2025 Versus Fiscal 2024.  The 7.8% decrease in wholesale vehicle revenues in fiscal 2025 was primarily driven by a 7.9% decrease in average selling price, or approximately $700, and a 0.4% decrease in unit sales. During fiscal 2025, we experienced a decline in wholesale unit sales in the first quarter, which was mostly offset by gains in the back half of the year.
The decrease in average selling price in fiscal 2025 was primarily due to decreased acquisition costs and shifts in the mix of our sales by vehicle age.
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
Fiscal 2025 Versus Fiscal 2024.  Other sales and revenues increased 7.6% in fiscal 2025, reflecting an increase in EPP revenues. EPP revenues increased 12.4%, largely reflecting increased margins and an increase in retail unit sales, partially offset by decreased penetration.
GROSS PROFIT

	Years Ended February 28 or 29 (1)
(In millions)	2025	Change	2024	Change	2023
Used vehicle gross profit	$1,823.2	4.1%	$1,752.0	(5.2)%	$1,848.2
Wholesale vehicle gross profit	557.6	0.1%	556.8	(5.6)%	589.8
Other gross profit	517.1	27.9%	404.4	11.7%	362.2
Total	$2,897.9	6.8%	$2,713.2	(3.1)%	$2,800.2

(1)Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29 (1)
	2025		2024		2023
	$ per unit (2)	% (3)	$ per unit (2)	% (3)	$ per unit (2)	% (3)
Used vehicle gross profit	$2,311	8.6	$2,288	8.4	$2,288	8.0
Wholesale vehicle gross profit	$1,024	12.2	$1,019	11.2	$1,008	9.8
Other gross profit	$655	75.4	$528	63.4	$448	54.8

(1)Amounts are net of intercompany eliminations.
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
Fiscal 2025 Versus Fiscal 2024.  Used vehicle gross profit increased 4.1% in fiscal 2025, primarily driven by the 3.1% increase in total used unit sales. Used vehicle gross profit per unit in fiscal 2025 was in line with the prior fiscal year. We continue to focus on striking the right balance between managing changes in vehicle costs, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Fiscal 2025 Versus Fiscal 2024.  Wholesale vehicle gross profit increased 0.1% in fiscal 2025.
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
Fiscal 2025 Versus Fiscal 2024.  Other gross profit increased 27.9% in fiscal 2025, primarily driven by a $70.7 million improvement in service department margins as well as an increase in EPP revenues, as discussed above. The increase in service department profits was driven by cost coverage measures that we have implemented, increased efficiencies and the increase in used unit sales. In fiscal 2026, we plan to test EPP product enhancements that will focus on increasing penetration and margin per unit. We expect this will result in a slight year-over-year increase in EPP margin per unit during fiscal 2026, with the potential for more expansion in fiscal 2027. In addition, we expect service margin to grow year-over-year in fiscal 2026, predominantly in the first half of the year, and to deliver a slightly positive profit contribution for the full year, as governed by sales performance given the leverage/deleverage nature of service. We expect service will continue to serve as a slight profit lever beyond fiscal 2026.
COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2025	Fiscal Year 2024

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS (1)

	Years Ended February 28 or 29
(In millions except per unit data)	2025	Change	2024	Change	2023
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$1,289.7	5.1%	$1,226.8	(4.3)%	$1,282.4
Share-based compensation expense	126.9	11.3%	114.1	36.4%	83.6
Total compensation and benefits (2)	$1,416.6	5.6%	$1,340.9	(1.8)%	$1,366.0
Store occupancy costs	285.3	5.1%	271.4	1.5%	267.3
Advertising expense	260.7	(1.4)%	264.4	(8.4)%	288.5
Other overhead costs (3)	472.8	15.4%	409.7	(27.6)%	565.6
Total SG&A expenses	$2,435.4	6.5%	$2,286.4	(8.1)%	$2,487.4
SG&A as a % of gross profit	84.0%	(0.3)%	84.3%	(4.5)%	88.8%
(1)Amounts are net of intercompany eliminations.
(2)Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 13 for details of share-based compensation expense by grant type.
(3)Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, travel, charitable contributions and other administrative expenses.
Fiscal 2025 Versus Fiscal 2024 (Increase of $149.0 million or 6.5%). Factors contributing to the increase include the following:
~~•~~$63.1 million increase in other overhead costs driven by the $67.2 million benefit in the prior year in connection with the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
•$62.9 million increase in compensation and benefits, excluding share-based compensation expense, driven by an increase in the corporate bonus accrual.

Excluding the legal settlement in the prior year, SG&A expenses in fiscal 2025 increased 3.5%, or $81.8 million. SG&A leveraged by 30 basis points during fiscal 2025. Excluding the legal settlement in the prior year, SG&A leveraged by 270 basis points, driven by the growth in gross profit and continued expense efficiency actions.
Advertising spend in fiscal 2025 was consistent with fiscal 2024 at approximately $200 per total unit. For fiscal 2026, we expect that full year marketing spend on a per total unit basis will be in line with fiscal 2025.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Fiscal 2025 Versus Fiscal 2024.  Interest expense decreased to $107.9 million in fiscal 2025 compared with $124.8 million in fiscal 2024. The decrease primarily reflected lower outstanding debt balances in the current fiscal year resulting from the payoff of the $300 million term loan in May 2024.
Other Expense (Income)
Other expense was $11.6 million in fiscal 2025 compared with income of $10.3 million in fiscal 2024. The change was primarily driven by expenses of $12.3 million related to an Edmunds lease impairment and $4.2 million related to equipment and leasing arrangements in our logistics operations.
Income Taxes
The effective income tax rate was 25.2% in fiscal 2025 compared with 25.3% in fiscal 2024.
RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by CAF’s portfolio of auto loans receivable less the interest expense associated with the debt issued to fund these receivables, a provision for estimated loan losses and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, competitive pressures on rates charged to customers or reducing higher risk accounts in our origination strategy could result in compression in the interest margin on new originations.
The provision for loan losses reflects changes in the allowance for loan losses. Changes to the allowance are primarily driven by loss and delinquency experience, economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans receivable as well as changes in the mix of credit quality of originations.
CAF’s managed portfolio is composed primarily of loans originated over the past several years.  Trends in receivable growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume and credit mix of loans originated, current interest rates charged to consumers and loan terms.  Loans originated in a given fiscal period impact CAF income over time, as we recognize income over the life of the underlying auto loan.
During the second quarter of fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across both the Tier 1 and Tier 2 spaces. CAF began its testing of the new model in the Tier 3 space during the third quarter of fiscal 2025. During March 2025, CAF began a measured expansion by recapturing profitable portions of Tier 1 originations that we had shifted to our Tier 2 lenders as we tightened lending standards. We expect this expansion will grow our penetration by 100 to 150 basis points in the near-term, which is enabled by our non-prime securitization program, allowing us to efficiently fund these non-prime receivables while retaining the full economic value of the contracts. We continue to learn from our new underwriting models and corresponding tests currently in place and anticipate capturing additional volume across Tier 2 and Tier 3 during the back half of fiscal 2026. We will continue to monitor consumer behavior and the broader economy and will adjust our origination strategy as needed. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores and the broader macroeconomic and lending environments. While this income is earned over time, the provision for lifetime losses is recognized at the time of origination. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
Historically, CAF has originated a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. The targeted percentage of Tier 2 and Tier 3 originations has fluctuated over the past several years. With the testing of the new full-spectrum credit scoring models, we intend to continue our investment in this space during fiscal 2026, but remain within the target of originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.

CAF expanded its asset-backed securitization program to allow for distinct higher prime and non-prime issuances, with higher prime generally representing FICO scores greater than 650 and non-prime generally representing FICO scores below 650. We believe this strategy will enable CAF to efficiently fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time. In June 2024, CAF closed on its first non-prime securitization deal. CAF closed on three higher prime securitization deals under this expanded funding strategy during the remainder of fiscal 2025.
We are continuously exploring opportunities to help our customers through adjustments in our account servicing strategies. One such example is with payment extensions, which have historically impacted less than 1% of our portfolio on an account basis in any given month and been below industry levels. We believe this tool has proven successful in helping customers navigate temporary challenges. During the third quarter of fiscal 2025, we began testing an enhancement to our policy that further empowers delinquent customers to take advantage of a payment extension and more aligns with industry levels. This testing has brought payment extensions to slightly above 1% of our portfolio on an account basis in a given month. While early performance results are encouraging, we recognize that some customers will eventually return to delinquency and result in a charge-off. We believe our estimate of the allowance for loan losses appropriately incorporates the impact of our enhanced extension policy. We will continue to evaluate the performance results and make further adjustments to our account servicing strategies as needed.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans receivable, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2025	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$1,853.9	10.5	$1,677.4	9.7	$1,441.5	8.8
Interest expense	(763.2)	(4.3)	(638.7)	(3.7)	(310.3)	(1.9)
Total interest margin	$1,090.7	6.2	$1,038.7	6.0	$1,131.2	6.9
Provision for loan losses	$(334.7)	(1.9)	$(310.5)	(1.8)	$(317.0)	(1.9)
CarMax Auto Finance income	$581.7	3.3	$568.3	3.3	$663.4	4.1

(1)Percent of total average managed receivables.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29
	2025	2024	2023
Net loans originated (in millions)	$8,254.5	$8,270.0	$8,832.7
Vehicle units financed	336,595	328,704	340,077
Net penetration rate (1)	42.7%	42.9%	42.1%
Weighted average contract rate	11.3%	11.2%	9.7%
Weighted average credit score (2)	723	719	708
Weighted average loan-to-value (LTV) (3)	89.6%	88.7%	88.3%
Weighted average term (in months)	67.6	65.4	66.0

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

LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2025	2024	2023
Total ending managed receivables	$17,594.6	$17,391.8	$16,767.9
Total average managed receivables	$17,683.9	$17,313.2	$16,304.3
Allowance for loan losses	$458.7	$482.8	$507.2
Allowance for loan losses as a percentage of ending managed receivables	2.61%	2.78%	3.02%
Net credit losses on managed receivables	$358.8	$334.9	$242.8
Net credit losses as a percentage of total average managed receivables	2.03%	1.93%	1.49%
Past due accounts as a percentage of ending managed receivables	4.85%	5.44%	5.00%
Average recovery rate (1)	47.2%	53.0%	64.2%

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

Fiscal 2025 Versus Fiscal 2024.

•CAF income increased $13.5 million, or 2.4%, reflecting increases in the net interest margin percentage and average managed receivables, partially offset by an increase in the provision for loan losses.
•Total interest margin increased as a percentage of average managed receivables to 6.2% in fiscal 2025 compared with 6.0% in fiscal 2024. The increase was primarily driven by higher customer rates, partially offset by higher funding costs.
•Provision for Loan Losses
◦The current year provision of $334.7 million increased from $310.5 million in the prior fiscal year.
◦The increase in the provision for loan losses in fiscal 2025 was primarily driven by unfavorable loss performance. We experienced higher losses for receivables originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged with the macro-inflationary environment. In addition, we experienced higher losses pertaining to a segment of customers generally concentrated at the lower end of Tier 1, which we addressed through further tightening in April 2024. While the loan loss reserve was adjusted for these receivables during the first quarter of fiscal 2025, further deterioration was observed during the second quarter, resulting in an additional adjustment to the reserve. In the third and fourth quarters, losses were in line with our expectations.

◦The allowance for loan losses as a percentage of ending managed receivables was 2.61% as of February 28, 2025 compared with 2.78% as of February 29, 2024. The allowance percentage decreased from the prior year primarily due to the previously implemented tightened underwriting standards, partially offset by unfavorable loss performance in CAF’s portfolio of Tier 1 receivables as well as expanded investment in Tier 2.
◦We anticipate a sequential increase in the provision for the first quarter of fiscal 2026 over the $68 million observed in the fourth quarter of fiscal 2025 given the seasonal nature of the first quarter in terms of higher sales volume and a larger mix of lower credit quality purchasers. In addition, our recapture of profitable portions of Tier 1 originations, as discussed above, will require additional loss provision. We estimate the combined effect from these items will increase our provision by approximately 45% to 50% as compared to the fourth quarter of fiscal 2025. For the remainder of fiscal 2026, we anticipate the quarterly provision to decrease slightly from the seasonal peak in the first quarter but remain elevated relative to our fourth quarter fiscal 2025 provision. Despite the anticipated increase in our provision, we expect CAF income to increase in fiscal 2026.
•Loan Performance
◦The decline in net loan originations in fiscal 2025 resulted from decreases in the average amount financed and the net penetration rate, partially offset by an increase in used unit sales.
◦The weighted average contract rate increased to 11.3% in fiscal 2025, compared with 11.2% in the prior year. The increase was primarily due to our expansion of Tier 2 originations within CAF’s portfolio, partially offset by a reduction in Tier 3 originations.
◦The decrease in past due accounts as a percentage of ending managed receivables for fiscal 2025 primarily reflects the impact of enhancements to our payment extension policy, as discussed above.
PLANNED FUTURE ACTIVITIES
We anticipate opening a total of ten locations in fiscal 2026, including six stores and four stand-alone reconditioning/auction centers. We currently estimate capital expenditures will total approximately $575 million in fiscal 2026. Capital expenditures were $467.9 million in fiscal 2025. The year-over-year increase in planned spending is primarily driven by timing related to land purchases. Planned capital spending in fiscal 2026 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1(X) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
FINANCIAL CONDITION

Liquidity and Capital Resources
Our primary ongoing cash requirements are to fund our existing operations, store and capacity expansion, store improvement, CAF, strategic growth initiatives and our share repurchase program.  Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources.
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 12 and 16 for amounts outstanding as of February 28, 2025 related to debt and leases, respectively.

Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 10 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 28, 2025. See Note 11 for information related to these plans.
Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to real estate purchases, third-party outsourcing services and advertising. As of February 28, 2025, our purchase obligations and commitments were approximately $371.9 million, of which $163.9 million are due in fiscal 2026. The majority of the remaining purchase obligations and commitments are due within the next three years.
Operating Activities.  During fiscal 2025, net cash provided by operating activities totaled $624.4 million compared with $458.6 million in fiscal 2024.
As of February 28, 2025, total inventory was $3.93 billion, representing an increase of $256.6 million, or 7.0%, compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in vehicle units reflecting higher sales volume and our inventory build in anticipation of tax refund season, which typically has higher demand. The increase in inventory was also driven by an increase in average cost resulting from shifts in the mix of vehicles by class.
Our operating cash flows are significantly impacted by changes in auto loans receivable, which increased $565.6 million in fiscal 2025 compared with $980.6 million in fiscal 2024.  A significant portion of the changes in auto loans receivable are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $252.8 million in fiscal 2025 compared with $506.9 million in fiscal 2024 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans receivable and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without significantly affecting our overall liquidity, working capital or cash flows.
The increase in net cash provided by operating activities for fiscal 2025 compared with fiscal 2024 primarily reflected the change in auto loans receivable, as discussed above, and an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. This increase was partially offset by the change in inventory, as discussed above, as well as the net impact of volume and timing-related changes in accounts receivable and accounts payable.
Investing Activities.  Net cash used in investing activities totaled $461.0 million in fiscal 2025 compared with $467.0 million in fiscal 2024.  Capital expenditures were $467.9 million in fiscal 2025 versus $465.3 million in fiscal 2024. Capital expenditures primarily included land purchases and construction costs to support our growth capacity initiatives and new store openings.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
Financing Activities.  Net cash used in financing activities was $453.5 million in fiscal 2025, compared with net cash provided by financing activities of $307.8 million in fiscal 2024.  Included in these amounts were net issuances of non-recourse notes payable of $252.8 million in fiscal 2025 compared with $506.9 million in the prior year. Non-recourse notes payable are typically used to fund changes in auto loans receivable (see “Operating Activities”).
During fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $313.8 million as well as stock repurchases of $428.5 million. During fiscal 2024, cash provided by financing activities was impacted by net payments on our long-term debt of $111.5 million as well as stock repurchases of $94.1 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 28 or 29
Debt Description (1)	Maturity Date	2025	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,773	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,676	516,544
Non-recourse notes payable	Various dates through June 2032	17,119,758	16,866,972
Total debt (3)		$18,707,207	$18,783,149
Cash and cash equivalents		$246,960	$574,142
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 12 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 28, 2025, we were in compliance with these financial covenants.
See Note 12 for additional information on our revolving credit facility, term loan, senior notes and financing obligations.
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
As of February 28, 2025, $13.24 billion and $3.88 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2025, we funded a total of $6.82 billion in asset-backed term funding transactions. As of February 28, 2025, we had $2.22 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2025, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.94 billion remained available for repurchase. See Note 13 for more information on share repurchase activity.

Fair Value Measurements.  We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2025 and February 29, 2024, all loans in our portfolio of managed receivables were fixed-rate installment contracts.  Financing for these receivables was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
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
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2025 net earnings per share by approximately $0.18.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.
COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28 or 29
(In millions)	2025	2024
Fixed-rate	$10,933.1	$10,437.1
Variable-rate (1)	6,186.7	6,429.9
Total	$17,119.8	$16,867.0

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 12.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, a portion of the variable-rate risk is mitigated by derivative instruments. Substantially all of these borrowings are variable-rate debt based on SOFR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2025 net earnings per share by approximately $0.01.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 14% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2025 net earnings per share by less than $0.01.  See Note 11 for more information on our benefit plans.
As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2025, a 10% increase in the company’s stock price would have affected fiscal 2025 net earnings per share by approximately $0.03.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2025.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 11, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on Tier 1 managed receivables
As discussed in Notes 1(H) and 4 to the consolidated financial statements, the Company maintained an allowance for loan losses on Tier 1 managed receivables for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses on Tier 1 managed receivables at February 28, 2025 was $378.1 million. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. The net loss estimate for Tier 1 managed receivables with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for Tier 1 managed receivables reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

We identified the assessment of the allowance for loan losses on Tier 1 managed receivables as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. The assessment involved evaluating the allowance for loan losses methodology, including the net loss timing curve and its key assumptions, which consisted of the historical observation periods, forward loss curves, the weighting of actual loss data versus historical losses by credit grade performance used for receivables with less than 18 months of performance history, and an economic adjustment factor for the reasonable and supportable forecast period. Our assessment also included an evaluation of the qualitative adjustments and the conceptual soundness and mathematical accuracy of the net loss timing curve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the allowance for loan losses on Tier 1 managed receivables, including controls over the (1) development and approval of the allowance for loan losses methodology, (2) the identification and determination of the key assumptions and qualitative adjustments, and (3) design and mathematical accuracy of the net loss timing curve. We evaluated the Company’s process to develop the allowance for loan losses on Tier 1 managed receivables and involved credit risk professionals with specialized skills and knowledge, who assisted in:

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
April 11, 2025

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2025 and February 29, 2024, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity, for each of the years in the three-year period ended February 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated April 11, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
April 11, 2025

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2025	% (1)	2024	% (1)	2023	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$21,079,654	80.0	$20,922,279	78.8	$23,034,286	77.6
Wholesale vehicle sales	4,587,457	17.4	4,975,802	18.8	5,989,796	20.2
Other sales and revenues	686,309	2.6	637,959	2.4	660,791	2.2
NET SALES AND OPERATING REVENUES	26,353,420	100.0	26,536,040	100.0	29,684,873	100.0
COST OF SALES:
Used vehicle cost of sales	19,256,483	73.1	19,170,320	72.2	21,186,135	71.4
Wholesale vehicle cost of sales	4,029,876	15.3	4,419,044	16.7	5,399,969	18.2
Other cost of sales	169,160	0.6	233,467	0.9	298,566	1.0
TOTAL COST OF SALES	23,455,519	89.0	23,822,831	89.8	26,884,670	90.6
GROSS PROFIT	2,897,901	11.0	2,713,209	10.2	2,800,203	9.4
CARMAX AUTO FINANCE INCOME	581,749	2.2	568,271	2.1	663,404	2.2
Selling, general and administrative expenses	2,435,404	9.2	2,286,378	8.6	2,487,357	8.4
Depreciation and amortization	255,321	1.0	239,028	0.9	228,449	0.8
Interest expense	107,941	0.4	124,750	0.5	120,398	0.4
Other expense (income)	11,624	—	(10,271)	—	(9,401)	—
Earnings before income taxes	669,360	2.5	641,595	2.4	636,804	2.1
Income tax provision	168,804	0.6	162,391	0.6	152,042	0.5
NET EARNINGS	$500,556	1.9	$479,204	1.8	$484,762	1.6

WEIGHTED AVERAGE COMMON SHARES:
Basic	155,330		158,216		158,800
Diluted	156,061		158,707		159,771
NET EARNINGS PER SHARE:
Basic	$3.22		$3.03		$3.05
Diluted	$3.21		$3.02		$3.03

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
NET EARNINGS	$500,556	$479,204	$484,762
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	1,108	7,474	28,411
Net change in cash flow hedge unrecognized gains	(57,307)	(46,064)	115,880
Other comprehensive (loss) income, net of taxes	(56,199)	(38,590)	144,291
TOTAL COMPREHENSIVE INCOME	$444,357	$440,614	$629,053

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28 or 29
(In thousands except share data)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246,960	$574,142
Restricted cash from collections on auto loans receivable	559,118	506,648
Accounts receivable, net	188,733	221,153
Inventory	3,934,622	3,678,070
Other current assets	148,203	246,581
TOTAL CURRENT ASSETS	5,077,636	5,226,594
Auto loans receivable, net of allowance for loan losses of $458,730 and $482,790 as of February 28, 2025 and February 29, 2024, respectively	17,242,789	17,011,844
Property and equipment, net	3,841,833	3,665,530
Deferred income taxes	140,332	98,790
Operating lease assets	493,355	520,717
Goodwill	141,258	141,258
Other assets	467,003	532,064
TOTAL ASSETS	$27,404,206	$27,196,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$977,845	$933,708
Accrued expenses and other current liabilities	529,926	523,971
Accrued income taxes	87,526	—
Current portion of operating lease liabilities	59,335	57,161
Current portion of long-term debt	16,821	313,282
Current portion of non-recourse notes payable	526,518	484,167
TOTAL CURRENT LIABILITIES	2,197,971	2,312,289
Long-term debt, excluding current portion	1,570,296	1,602,355
Non-recourse notes payable, excluding current portion	16,567,044	16,357,301
Operating lease liabilities, excluding current portion	481,963	496,210
Other liabilities	343,944	354,902
TOTAL LIABILITIES	21,161,218	21,123,057

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 153,319,678 and 157,611,939 shares issued and outstanding as of February 28, 2025 and February 29, 2024, respectively	76,660	78,806
Capital in excess of par value	1,891,012	1,808,746
Accumulated other comprehensive income	3,080	59,279
Retained earnings	4,272,236	4,126,909
TOTAL SHAREHOLDERS’ EQUITY	6,242,988	6,073,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,404,206	$27,196,797

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
OPERATING ACTIVITIES:
Net earnings	$500,556	$479,204	$484,762
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	294,801	260,414	265,224
Share-based compensation expense	134,709	119,720	85,592
Provision for loan losses	334,667	310,516	317,013
Provision for cancellation reserves	97,701	80,311	98,137
Deferred income tax benefit	(23,724)	(4,800)	(6,550)
Other	20,781	9,252	4,773

Net decrease (increase) in:
Accounts receivable, net	32,420	77,630	262,201
Inventory	(256,552)	48,072	1,398,427
Other current assets	109,162	39,939	103,222
Auto loans receivable, net	(565,612)	(980,569)	(1,369,103)
Other assets	(19,230)	(13,902)	(52,286)
Net increase (decrease) in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	71,714	118,511	(197,687)
Other liabilities	(106,954)	(85,681)	(110,393)
NET CASH PROVIDED BY OPERATING ACTIVITIES	624,439	458,617	1,283,332
INVESTING ACTIVITIES:
Capital expenditures	(467,939)	(465,307)	(422,710)
Proceeds from disposal of property and equipment	333	1,351	5,190
Purchases of investments	(10,738)	(6,193)	(12,526)
Sales and returns of investments	17,342	3,151	4,280
NET CASH USED IN INVESTING ACTIVITIES	(461,002)	(466,998)	(425,766)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	522,800	134,600	3,020,700
Payments on long-term debt	(836,622)	(246,067)	(4,275,353)
Cash paid for debt issuance costs	(21,253)	(21,633)	(19,781)
Payments on finance lease obligations	(16,536)	(16,674)	(12,200)
Issuances of non-recourse notes payable	12,968,491	12,380,050	14,333,896
Payments on non-recourse notes payable	(12,715,705)	(11,873,169)	(13,440,603)
Repurchase and retirement of common stock	(428,453)	(94,086)	(333,932)
Equity issuances	73,741	44,766	17,093
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(453,537)	307,787	(710,180)
(Decrease) increase in cash, cash equivalents, and restricted cash	(290,100)	299,406	147,386
Cash, cash equivalents, and restricted cash at beginning of year	1,250,410	951,004	803,618
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$960,310	$1,250,410	$951,004

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$246,960	$574,142	$314,758
Restricted cash from collections on auto loans receivable	559,118	506,648	470,889
Restricted cash included in other assets	154,232	169,620	165,357
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$960,310	$1,250,410	$951,004

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2022	161,054	$80,527	$1,677,268	$3,524,066	$(46,422)	$5,235,439
Net earnings	—	—	—	484,762	—	484,762
Other comprehensive income	—	—	—	—	144,291	144,291
Share-based compensation expense	—	—	62,025	—	—	62,025
Repurchases of common stock	(3,404)	(1,702)	(35,807)	(285,734)	—	(323,243)
Exercise of common stock options	268	134	16,959	—	—	17,093
Stock incentive plans, net shares issued	161	81	(7,371)	—	—	(7,290)
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	479,204	—	479,204
Other comprehensive loss	—	—	—	—	(38,590)	(38,590)
Share-based compensation expense	—	—	70,956	—	—	70,956
Repurchases of common stock	(1,334)	(667)	(15,351)	(75,389)	—	(91,407)
Exercise of common stock options	752	376	44,390	—	—	44,766
Stock incentive plans, net shares issued	115	57	(4,323)	—	—	(4,266)
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	500,556	—	500,556
Other comprehensive loss	—	—	—	—	(56,199)	(56,199)
Share-based compensation expense	—	—	79,585	—	—	79,585
Repurchases of common stock	(5,506)	(2,753)	(68,629)	(355,229)	—	(426,611)
Exercise of common stock options	1,154	577	73,164	—	—	73,741
Stock incentive plans, net shares issued	60	30	(1,854)	—	—	(1,824)
Balance as of February 28, 2025	153,320	$76,660	$1,891,012	$4,272,236	$3,080	$6,242,988

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
The operating segment change did not impact the company’s consolidated financial statements but did impact our previous segment footnote disclosure. The Segment Information footnote is no longer presented, as the previous disclosures were for the purpose of presenting the Edmunds operating segment separate from CarMax Sales Operations. The current and prior period required disclosures related to our reportable segments are included elsewhere within the consolidated financial statements and related footnotes. The chief executive officer, who serves as the company’s CODM, reviews the performance of our CarMax Sales Operations segment at the gross profit level, the components of which are presented within the consolidated statements of earnings. The CODM uses gross profit to assess financial performance, monitor forecasted versus actual results and adjust pricing strategy. The required segment information related to our CAF segment is presented in Note 3. Additionally, asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer centric car buying and selling experience, a key differentiator. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers and dealers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.
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
(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less were $126.9 million as of February 28, 2025 and $484.3 million as of February 29, 2024.
(D)Restricted Cash from Collections on Auto Loans Receivable
Cash equivalents, totaling $559.1 million as of February 28, 2025 and $506.6 million as of February 29, 2024, consisted of collections of principal, interest and fee payments on auto loans receivable that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.

(E)Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.
(F)Financing and Securitization Transactions
We maintain a funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loans receivable originated by CAF. We typically elect to fund these receivables through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement, at a later date.  We sell the auto loans receivable to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the receivables, but not the receivables themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred receivables, and the proceeds are used to finance the related receivables.
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
(J)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $99.9 million as of February 28, 2025 and $118.2 million as of February 29, 2024.
Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other income. Other investments totaled $131.0 million as of February 28, 2025 and $137.3 million as of February 29, 2024.
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
(L)Accrued Expenses
As of February 28, 2025 and February 29, 2024, accrued expenses and other current liabilities included accrued compensation and benefits of $257.3 million and $192.4 million, respectively; loss reserves for general liability and workers’ compensation insurance of $55.4 million and $51.9 million, respectively; our vehicle return reserves of $36.5 million and $97.8 million, respectively; and the current portion of cancellation reserves. See Note 9 for additional information on cancellation reserves.
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
(Q)Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; rent and other occupancy costs; advertising; and other, including IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, travel, charitable contributions, and other administrative expenses.
(R)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $261.9 million in fiscal 2025, $265.6 million in fiscal 2024 and $295.6 million in fiscal 2023.
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
In November 2023, the FASB issued an accounting pronouncement (ASU 2023-07) related to the disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We adopted this pronouncement in the fourth quarter of fiscal 2025, and it did not have a material effect on our consolidated financial statements.
Effective in Future Periods
In November 2024, the FASB issued an accounting pronouncement (ASU 2024-03) related to expense disclosures. The amendments in this update require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We plan to adopt this pronouncement beginning with our fiscal year ended February 29, 2028. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.
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
Disaggregation of Revenue

	Years Ended February 28 or 29
(In millions)	2025	2024	2023
Used vehicle sales	$21,079.7	$20,922.3	$23,034.3
Wholesale vehicle sales	4,587.5	4,975.8	5,989.8
Other sales and revenues:
Extended protection plan revenues	451.7	401.8	422.3
Third-party finance (fees)/income, net	(1.5)	(5.8)	7.0
Advertising & subscription revenues (1)	139.3	135.8	133.3
Service revenues	83.4	85.1	82.3
Other	13.4	21.1	15.9
Total other sales and revenues	686.3	638.0	660.8
Total net sales and operating revenues	$26,353.4	$26,536.0	$29,684.9

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

We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of February 28, 2025 and February 29, 2024, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
3. CARMAX AUTO FINANCE
CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF’s operating results by assessing profitability, the performance of the auto loans receivable, including trends in credit losses and delinquencies, and CAF direct expenses.  The CODM reviews CAF income to assess CAF’s performance and make operating decisions, including resource allocations.
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

Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2025	% (1)	2024	% (1)	2023	% (1)
Interest margin:
Interest and fee income	$1,853.9	10.5	$1,677.4	9.7	$1,441.5	8.8
Interest expense	(763.2)	(4.3)	(638.7)	(3.7)	(310.3)	(1.9)
Total interest margin	1,090.7	6.2	1,038.7	6.0	1,131.2	6.9
Provision for loan losses	(334.7)	(1.9)	(310.5)	(1.8)	(317.0)	(1.9)
Total interest margin after provision for loan losses	756.0	4.3	728.2	4.2	814.2	5.0
Direct expenses:
Payroll and fringe benefit expense	(75.9)	(0.4)	(66.5)	(0.4)	(62.8)	(0.4)
Depreciation and amortization	(17.1)	(0.1)	(16.5)	(0.1)	(15.5)	(0.1)
Other direct expenses	(81.3)	(0.5)	(76.9)	(0.4)	(72.4)	(0.4)
Total direct expenses	(174.3)	(1.0)	(159.9)	(0.9)	(150.8)	(0.9)
CarMax Auto Finance income	$581.7	3.3	$568.3	3.3	$663.4	4.1

Total average managed receivables	$17,683.9		$17,313.2		$16,304.3

 (1)    Percent of total average managed receivables.

4. AUTO LOANS RECEIVABLE
Auto loans receivable include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans receivable originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement. We recognize transfers of auto loans receivable into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans receivable and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans receivable serve as collateral for the related non-recourse notes payable of $17.12 billion as of February 28, 2025, and $16.87 billion as of February 29, 2024. See Notes 1(F) and 12 for additional information on securitizations and non-recourse notes payable.
Interest income and expenses related to auto loans are included in CAF income. Interest income on auto loans receivable is recognized when earned based on contractual loan terms. All loans continue to accrue interest until repayment or charge-off. When a charge-off occurs, accrued interest is written off by reversing interest income. Due to the timely write-off of accrued interest, we have made the election to exclude accrued interest from our allowance for loan losses. Direct costs associated with loan originations are not considered material, and thus, are expensed as incurred. See Note 3 for additional information on CAF income.

Auto Loans Receivable, Net

	As of February 28 or 29
(In millions)	2025	2024
Asset-backed term funding	$12,716.2	$12,638.2
Warehouse facilities	3,877.0	3,744.6
Overcollateralization (1)	841.0	790.9
Other managed receivables (2)	160.4	218.1
Total ending managed receivables	17,594.6	17,391.8
Accrued interest and fees	96.1	90.9
Other	10.8	11.9
Less: allowance for loan losses	(458.7)	(482.8)
Auto loans receivable, net	$17,242.8	$17,011.8

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
Ending Managed Receivables by Major Credit Grade

	As of February 28, 2025
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Tier 1 managed receivables:
A	$4,132.0	$2,607.9	$1,673.9	$894.1	$243.9	$48.9	$9,600.7	54.5
B	2,041.1	1,664.0	1,163.0	746.4	244.9	69.7	5,929.1	33.7
C and other	422.1	277.0	324.5	242.5	99.4	35.0	1,400.5	8.0
Total Tier 1 managed receivables	6,595.2	4,548.9	3,161.4	1,883.0	588.2	153.6	16,930.3	96.2
Tier 2 and Tier 3 managed receivables:
C and other	311.9	177.1	116.9	46.3	5.4	6.7	664.3	3.8
Total ending managed receivables	$6,907.1	$4,726.0	$3,278.3	$1,929.3	$593.6	$160.3	$17,594.6	100.0

Gross charge-offs	$44.7	$193.2	$196.2	$107.2	$30.3	$17.6	$589.2

	As of February 29, 2024
	Fiscal Year of Origination (1)
(In millions)	2024	2023	2022	2021	2020	Prior to 2020	Total	% (2)
Tier 1 managed receivables:
A	$3,922.7	$2,660.6	$1,635.1	$614.0	$268.7	$40.0	$9,141.1	52.6
B	2,370.8	1,738.8	1,225.9	493.3	233.4	61.3	6,123.5	35.2
C and other	344.1	498.6	400.3	192.2	86.6	26.9	1,548.7	8.9
Total Tier 1 managed receivables	6,637.6	4,898.0	3,261.3	1,299.5	588.7	128.2	16,813.3	96.7
Tier 2 and Tier 3 managed receivables:
C and other	299.0	176.3	72.6	9.3	12.1	9.2	578.5	3.3
Total ending managed receivables	$6,936.6	$5,074.3	$3,333.9	$1,308.8	$600.8	$137.4	$17,391.8	100.0

Gross charge-offs	$111.0	$248.6	$129.8	$41.0	$19.7	$11.4	$561.5

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total ending managed receivables.

Allowance for Loan Losses. The allowance for loan losses at February 28, 2025 represents the net credit losses expected over the remaining contractual life of our managed receivables. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of managed receivables and historical gross loss and recovery trends. Due to the fact that losses for receivables with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate reflects actual loss experience of those receivables to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a receivable’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the managed receivables at inception of the loan.
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
Allowance for Loan Losses

	As of February 28, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of year	$389.7	$93.1	$482.8	2.78
Charge-offs	(494.7)	(94.5)	(589.2)
Recoveries (2)	201.5	28.9	230.4
Provision for loan losses	281.6	53.1	334.7
Balance as of end of year	$378.1	$80.6	$458.7	2.61

	As of February 29, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of year	$401.5	$105.7	$507.2	3.02
Charge-offs	(471.6)	(89.9)	(561.5)
Recoveries (2)	197.3	29.3	226.6
Provision for loan losses	262.5	48.0	310.5
Balance as of end of year	$389.7	$93.1	$482.8	2.78

(1)Percent of total ending managed receivables.
(2)Net of costs incurred to recover vehicle.
During fiscal 2025, the allowance for loan losses as a percent of total ending managed receivables decreased by 17 basis points. The decrease was primarily driven by the previously implemented tightened underwriting standards, partially offset by unfavorable loss performance related to CAF’s Tier 1 receivables as well as CAF’s expanded investment in Tier 2. The allowance for loan losses as of February 28, 2025 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Receivables

	As of February 28, 2025
	Tier 1 Receivables				Tier 2 & Tier 3 Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,543.3	$5,491.5	$1,164.7	$16,199.5	$541.2	$16,740.7	95.15
Delinquent loans:
31-60 days past due	36.7	276.0	139.3	452.0	71.9	523.9	2.98
61-90 days past due	14.8	127.3	79.6	221.7	41.2	262.9	1.49
Greater than 90 days past due	5.9	34.3	16.9	57.1	10.0	67.1	0.38
Total past due	57.4	437.6	235.8	730.8	123.1	853.9	4.85
Total ending managed receivables	$9,600.7	$5,929.1	$1,400.5	$16,930.3	$664.3	$17,594.6	100.00

	As of February 29, 2024
	Tier 1 Receivables				Tier 2 & Tier 3 Receivables	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,088.1	$5,666.3	$1,243.7	$15,998.1	$447.1	$16,445.2	94.56
Delinquent loans:
31-60 days past due	32.1	271.3	162.9	466.3	68.1	534.4	3.07
61-90 days past due	15.1	149.4	118.5	283.0	53.0	336.0	1.93
Greater than 90 days past due	5.8	36.5	23.6	65.9	10.3	76.2	0.44
Total past due	53.0	457.2	305.0	815.2	131.4	946.6	5.44
Total ending managed receivables	$9,141.1	$6,123.5	$1,548.7	$16,813.3	$578.5	$17,391.8	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive income (“AOCI”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $35.0 million will be reclassified from AOCI as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the years ended February 28, 2025, February 29, 2024 and February 28, 2023, we recognized expense of $11.5 million, expense of $20.8 million and income of $24.5 million, respectively, in CAF income representing these changes in fair value.
As of February 28, 2025 and February 29, 2024, we had interest rate swaps outstanding with a combined notional amount of $3.76 billion and $5.21 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of February 28, 2025 and February 29, 2024, we had interest rate swaps with a combined notional amount of $181.0 million and $704.0 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
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
Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$842,691	$—	$842,691
Mutual fund investments	27,495	—	27,495
Derivative instruments designated as hedges	—	10,813	10,813
Derivative instruments not designated as hedges	—	1,576	1,576
Total assets at fair value	$870,186	$12,389	$882,575

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,728)	$(8,728)
Total liabilities at fair value	$—	$(8,728)	$(8,728)

Percent of total liabilities	—%	—%	—%

	As of February 29, 2024
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,164,270	$—	$1,164,270
Mutual fund investments	24,312	—	24,312
Derivative instruments designated as hedges	—	45,761	45,761
Derivative instruments not designated as hedges	—	13,064	13,064
Total assets at fair value	$1,188,582	$58,825	$1,247,407

Percent of total assets at fair value	95.3%	4.7%	100.0%
Percent of total assets	4.4%	0.2%	4.6%

Liabilities:
Derivative instruments designated as hedges	$—	$(2,302)	$(2,302)
Total liabilities at fair value	$—	$(2,302)	$(2,302)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans receivable are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations. The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2025 and February 29, 2024, respectively, are as follows:

(In thousands)	As of February 28, 2025	As of February 29, 2024
Carrying value	$400,000	$400,000
Fair value	$390,201	$380,249

7. PROPERTY AND EQUIPMENT

	As of February 28 or 29
(In thousands)	2025	2024
Land	$1,020,677	$990,225
Land held for development (1)	179,810	193,923
Buildings	2,681,927	2,612,746
Leasehold improvements	366,842	361,850
Furniture, fixtures and equipment	607,666	586,813
Construction in progress	300,136	117,352
Software	471,175	385,867
Finance leases	228,163	230,537
Total property and equipment	5,856,396	5,479,313
Less: accumulated depreciation and amortization	(2,014,563)	(1,813,783)
Property and equipment, net	$3,841,833	$3,665,530

 (1)    Land held for development represents land owned for potential location growth.

Depreciation expense was $287.8 million in fiscal 2025, $261.4 million in fiscal 2024 and $244.4 million in fiscal 2023.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
We test goodwill for impairment annually as of December 1, or whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level, which are determined in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. Subsequent to the operating segment change made during the first quarter of fiscal 2025, as discussed in Note 1(A), the goodwill acquired as part of the Edmunds acquisition of $141.3 million has been allocated solely to our CarMax Sales Operations reporting unit. No impairment was recognized in fiscal 2025, fiscal 2024 or fiscal 2023.

Intangibles

	As of February 28, 2025
	Gross Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(28,339)	24,561
Customer relationships	133,200	(29,382)	103,818
Total intangible assets	$218,000	$(57,721)	$160,279

	As of February 29, 2024
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(20,782)	32,118
Customer relationships	133,200	(21,547)	111,653
Total intangible assets	$218,000	$(42,329)	$175,671

The intangible assets above relate to the acquisition of Edmunds on June 1, 2021.
Amortization expense of intangible assets was $15.4 million in fiscal 2025, fiscal 2024 and fiscal 2023.
We estimate that amortization expense related to intangible assets will be $15.4 million in each of the next three fiscal years, $9.7 million in fiscal 2029 and $7.8 million in fiscal 2030.
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
Cancellation Reserves

	As of February 28 or 29
(In millions)	2025	2024
Balance as of beginning of year	$128.3	$139.2
Cancellations	(92.1)	(91.2)
Provision for future cancellations	97.7	80.3
Balance as of end of year	$133.9	$128.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2025 and February 29, 2024, the current portion of cancellation reserves was $69.8 million and $69.7 million, respectively.

10. INCOME TAXES
Income Tax Provision

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Current:
Federal	$156,819	$140,480	$128,994
State	35,709	26,711	29,598
Total	192,528	167,191	158,592
Deferred:
Federal	(22,253)	(6,542)	(1,118)
State	(1,471)	1,742	(5,432)
Total	(23,724)	(4,800)	(6,550)
Income tax provision	$168,804	$162,391	$152,042

Effective Income Tax Rate Reconciliation

	Years Ended February 28 or 29
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.1	3.9	3.4
Share-based compensation	0.6	0.2	—
Nondeductible and other items	1.9	1.7	1.5
Credits	(2.4)	(1.5)	(2.0)
Effective income tax rate	25.2%	25.3%	23.9%

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28 or 29
(In thousands)	2025	2024
Deferred tax assets:
Accrued expenses and other	$98,861	$93,690
Allowance for loan losses	111,385	117,618
Prepaid expenses	—	2,902
Net operating loss carryforwards and other tax attributes	24,462	29,670
Operating lease liabilities	136,190	139,124
Share-based compensation	51,284	43,689
Capital loss carry forward	766	701
Total deferred tax assets	422,948	427,394
Less: valuation allowance	(766)	(701)
Total deferred tax assets after valuation allowance	422,182	426,693
Deferred tax liabilities:
Intangibles	39,317	43,060
Prepaid expenses	11,810	—
Property and equipment	82,285	101,796
Operating lease assets	123,520	130,181
Inventory	11,924	18,933
Derivatives	12,994	33,933
Total deferred tax liabilities	281,850	327,903
Net deferred tax asset	$140,332	$98,790

As of the fiscal year ended February 28, 2025, CarMax’s net operating loss carryforwards and other tax attributes include a deferred tax asset of $9.7 million related to U.S. federal tax credit carryforwards, which expire between 2025 and 2041; a deferred tax asset of $1.8 million related to state net operating loss carryforwards, which expire between 2025 and 2038; and a deferred tax asset of $13.1 million related to state tax credit carryforwards that have no expiration.
Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2025 relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Balance at beginning of year	$28,817	$27,092	$24,765
Increases for tax positions of prior years	138	397	114
Decreases for tax positions of prior years	—	(172)	(19)
Increases based on tax positions related to the current year	4,669	3,627	3,813
Settlements	(142)	(386)	(79)
Lapse of statute	(15,447)	(1,741)	(1,502)
Balance at end of year	$18,035	$28,817	$27,092

As of February 28, 2025, we had $18.0 million of gross unrecognized tax benefits, $14.9 million of which, if recognized, would affect our effective tax rate. As of February 29, 2024, we had $28.8 million of gross unrecognized tax benefits, $12.1 million of which, if recognized, would affect our effective tax rate.  The gross unrecognized tax benefit decrease was mainly driven by the statute expiration related to the payment of services provided by related entities. As of February 28, 2023, we had $27.1 million of gross unrecognized tax benefits, $10.6 million of which, if recognized, would affect our effective tax rate.

Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $3.8 million, $5.3 million and $4.0 million as of February 28, 2025, February 29, 2024 and February 28, 2023, respectively.
CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2022.
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
Benefit Plan Information

	As of February 28 or 29
	Pension Plan		Restoration Plan		Total
(In thousands)	2025	2024	2025	2024	2025	2024
Plan assets	$206,384	$202,382	$—	$—	$206,384	$202,382
Projected benefit obligation	206,860	208,200	8,565	8,677	215,425	216,877
Funded status recognized	$(476)	$(5,818)	$(8,565)	$(8,677)	$(9,041)	$(14,495)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(655)	$(645)	$(655)	$(645)
Noncurrent liability	(476)	(5,818)	(7,910)	(8,032)	(8,386)	(13,850)
Net amount recognized	$(476)	$(5,818)	$(8,565)	$(8,677)	$(9,041)	$(14,495)

	Pension Plan			Restoration Plan			Total
(In thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Total net pension (benefit) expense	$(3,496)	$(3,842)	$(3,443)	$445	$452	$429	$(3,051)	$(3,390)	$(3,014)
Total net actuarial (gain) loss(1)	$(1,099)	$(9,114)	$(33,110)	$88	$(175)	$(1,726)	$(1,011)	$(9,289)	$(34,836)

(1)    Changes recognized in Accumulated Other Comprehensive Income.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial (gain) loss, and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2025 or 2024. There were $0.3 million employer contributions in fiscal 2025 and no contributions in fiscal 2024. The net actuarial gain in a fiscal year is recognized in accumulated other comprehensive income and may later be recognized as a component of future pension expense. In fiscal 2026, we anticipate that $0.4 million in estimated actuarial losses of the pension plan will be amortized from accumulated other comprehensive income.  Estimated actuarial losses to be amortized from accumulated other comprehensive income for the restoration plan are not expected to be significant.
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

Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to make no contributions to the pension plan in fiscal 2026. We expect the pension plan to make benefit payments of approximately $8.1 million for each of the next three fiscal years, and $9.6 million for each of the subsequent two fiscal years. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.7 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28 or 29
	Pension Plan		Restoration Plan
	2025	2024	2025	2024
Discount rate	5.45%	5.35%	5.45%	5.35%

Assumptions Used to Determine Net Pension Expense

	As of February 28 or 29
	Pension Plan			Restoration Plan
	2025	2024	2023	2025	2024	2023
Discount rate	5.35%	5.20%	3.45%	5.35%	5.20%	3.45%
Expected rate of return on plan assets	7.00%	7.25%	7.50%	—%	—%	—%

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
Fair Value of Plan Assets

	As of February 28 or 29
(In thousands)	2025	2024
Mutual funds (Level 1):
Equity securities – international	$7,020	$13,900
Collective funds (NAV):
Short-term investments	2,026	1,676
Equity securities	33,229	67,602
Fixed income securities	164,109	119,204
Total	$206,384	$202,382

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We currently target allocating approximately 20% of plan assets to equity and equity-related instruments and approximately 80% to fixed income securities. In fiscal 2024, we targeted allocating 40% of the plan assets to equity and equity-related instruments and 60% to fixed income securities. In fiscal 2023, we targeted allocating 55% of the plan assets to equity and equity-related instruments and 45% to fixed income securities. Equity securities are currently composed of both collective funds and mutual funds that include highly diversified investments in large-, mid- and small-cap companies located in the United States and internationally. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2026.
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
(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $72.8 million in fiscal 2025, $68.1 million in fiscal 2024 and $64.0 million in fiscal 2023.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2025, fiscal 2024 and fiscal 2023.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2025, fiscal 2024 and fiscal 2023.
12. DEBT

(In thousands)		As of February 28 or 29
Debt Description (1)	Maturity Date	2025	2024
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	June 2024	—	300,000
Term loan (2)	October 2026	699,773	699,633
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,676	516,544
Non-recourse notes payable	Various dates through June 2032	17,119,758	16,866,972
Total debt		18,707,207	18,783,149
Less: current portion		(543,339)	(797,449)
Less: unamortized debt issuance costs		(26,528)	(26,044)
Long-term debt, net		$18,137,340	$17,959,656

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 28, 2025, the unused capacity of $2.00 billion was fully available to us.
The weighted average interest rate for the credit facility was 5.72% in fiscal 2025, 3.99% in fiscal 2024 and 2.87% in fiscal 2023.
Term Loans.  The $300 million term loan was paid in May 2024. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loans was 5.33%, 6.31% and 5.47% as of February 28, 2025, February 29, 2024 and February 28, 2023, respectively. The $700 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

Senior Notes.  Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. As of February 28, 2025, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Future maturities of financing obligations were as follows:

(In thousands)	As of February 28, 2025
Fiscal 2026	$56,148
Fiscal 2027	55,887
Fiscal 2028	55,497
Fiscal 2029	57,326
Fiscal 2030	50,660
Thereafter	681,352
Total payments	956,870
Less: interest	(469,194)
Present value of financing obligations	$487,676

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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through June 2032, but may mature earlier, depending upon the repayment rate of the underlying auto loans receivable.

Information on our funding vehicles of non-recourse notes payable as of February 28, 2025 are as follows:

(In billions)	Capacity
Warehouse facilities:
March 2025 expiration	$3.10
April 2025 expiration	0.70
August 2025 expiration	2.30
Combined warehouse facility limit	$6.10
Unused capacity	$2.22

Non-recourse notes payable outstanding:
Warehouse facilities	$3.88
Asset-backed term funding transactions	13.24
Non-recourse notes payable	$17.12

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In March 2025, the $3.10 billion facility was extended with an expiration date of March 2026. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change. These changes could have a significant impact on our funding costs.
In June 2024, we entered into a $625 million asset-backed term funding transaction related to our new non-prime securitization program. During the remainder of fiscal 2025, we entered into a total of $4.3 billion in asset-backed term funding transactions comprised of higher prime auto loans receivable. Going forward, we plan to continue utilizing separate asset-backed securitization programs to more broadly incorporate funding of CAF’s receivables across distinct higher prime and non-prime segments. We believe this two-program strategy will enable us to fund incremental originations and support future CAF growth across the credit spectrum by creating additional funding capacity, driving additional finance income for the business over time.
See Notes 1(F) and 4 for additional information on the related auto loans receivable.
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2025, fiscal 2024 and fiscal 2023, we capitalized interest of $8.2 million, $6.2 million, and $5.6 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of February 28, 2025, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
13. STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.

(B) Share Repurchase Program
As of February 28, 2025, a total of $2 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.94 billion remained available for repurchase.
 Common Stock Repurchases

	Years Ended February 28 or 29
	2025	2024	2023
Number of shares repurchased (in thousands)	5,506.3	1,334.1	3,403.9
Average cost per share	$76.87	$68.33	$94.95
Available for repurchase, as of end of year (in millions)	$1,936.9	$2,360.1	$2,451.3

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
As of February 28, 2025, a total of 62,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 5,160,581 as of that date.
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
Other Share-Based Incentives
Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the fiscal 2022 grants, the first- and second-year periods of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum threshold of 25% and capped at 200%. For the third-year period of the fiscal 2023 grants, the second-year period of the fiscal 2024 grants and the fiscal 2025 grants, the conversion ratio is based on the company reaching certain target levels set by the board, with the resulting quotients subject to meeting a minimum threshold of 50% and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.
For the first year of the fiscal 2022 awards, these targets were based on annual pretax diluted earnings per share excluding any unrealized gains or losses on equity investments in private companies; the board certified a performance adjustment factor of 200%. For the second- and third-year periods of the fiscal 2022 awards, the first- and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets were based on annual pretax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the second-year period of the fiscal 2022 awards and the first-year period of the fiscal 2023 awards, the board certified a performance adjustment factor of 4%. For the third-year period of the fiscal 2022 awards, the second-year period of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 38%. For the third-year period of the fiscal 2023 awards and the second-year period of the fiscal 2024 awards, the performance targets are based on the annual pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses. For the third-year period of the fiscal 2024 awards, the remaining awarded 23,551 PSUs do not qualify as grants under ASC 718 as mutual understanding of the target performance levels is either not fully set or have not been set. For the fiscal 2025 awards, the performance targets are based on the cumulative three-year pretax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of February 28, 2025, 296,997 units were outstanding at a weighted average grant date fair value per share of $71.11.
Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2025, 114,141 units were outstanding at a weighted average grant date fair value of $86.04.
Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of February 28, 2025, there were no RSAs outstanding.
Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 1,493,161 shares remaining available for issuance under the plan as of February 28, 2025. Associate contributions are limited to 10% of eligible compensation, up to a maximum of $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 247,277 shares at an average price per share of $77.11 during fiscal 2025, 264,628 shares at an average price per share of $73.74 during fiscal 2024 and 251,651 shares at an average price per share of $81.40 during fiscal 2023.
(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Cost of sales	$5,296	$4,644	$2,269
CarMax Auto Finance income	5,024	3,643	2,295
Selling, general and administrative expenses	126,931	114,090	83,608
Share-based compensation expense, before income taxes	$137,251	$122,377	$88,172

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Nonqualified stock options	$41,008	$50,456	$38,629
Cash-settled restricted stock units (RSUs)	55,124	48,762	23,567
Stock-settled market stock units (MSUs)	19,560	16,298	15,617
Other share-based incentives:
Stock-settled performance stock units (PSUs)	17,167	2,046	5,123
Stock-settled deferred stock units (DSUs)	1,850	1,850	1,850
Restricted stock (RSAs)	—	307	806
Employee stock purchase plan	2,542	2,658	2,580
Total other share-based incentives	21,559	6,861	10,359
Share-based compensation expense, before income taxes	$137,251	$122,377	$88,172

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2025
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$33.6	2.0
Stock-settled market stock units	17.0	1.4
Stock-settled performance stock units	4.1	1.7
Total	$54.7	1.8

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
The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2025, February 29, 2024 or February 28, 2023.
Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 29, 2024	7,393	$82.03
Options granted	1,234	67.29
Options exercised	(1,154)	63.90
Options forfeited or expired	(164)	86.08
Outstanding as of February 28, 2025	7,309	$82.32	3.6	$59,539

Exercisable as of February 28, 2025	4,333	$85.85	2.5	$27,878

Stock Option Information

	Years Ended February 28 or 29
	2025	2024	2023
Options granted	1,234,215	1,554,029	1,301,862
Weighted average grant date fair value per share	$29.21	$29.11	$33.24
Cash received from options exercised (in millions)	$73.7	$44.8	$17.1
Intrinsic value of options exercised (in millions)	$19.9	$15.0	$7.3
Realized tax benefits (in millions)	$3.0	$3.6	$1.8

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
Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2025			2024			2023
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	35.5%	-	46.7%	39.2%	-	45.9%	38.7%	-	53.6%
Weighted average expected volatility			45.4%			44.6%			39.5%
Risk-free interest rate (2)	3.5%	-	5.4%	3.6%	-	5.5%	0.4%	-	4.7%
Expected term (in years) (3)			4.7			4.6			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.
Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2024	1,297	$81.42
Stock units granted	918	67.22
Stock units vested and converted	(578)	88.01
Stock units cancelled	(113)	72.01
Outstanding as of February 28, 2025	1,524	$71.07

Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2025	2024	2023
Stock units granted	918,098	915,122	677,783
Initial weighted average grant date fair value per share	$67.22	$70.69	$91.14
Payments (before payroll tax withholdings) upon
vesting (in millions)	$42.8	$39.0	$67.1
Realized tax benefits (in millions)	$10.6	$9.7	$16.8

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2025
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2026	$36,858	$98,288
Fiscal 2027	25,528	68,074
Fiscal 2028	12,901	34,404
Total expected cash settlements	$75,287	$200,766

(1)Net of estimated forfeitures.
Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 29, 2024	383	$123.73
Stock units granted	239	95.80
Stock units vested and converted	(79)	174.06
Stock units cancelled	(18)	104.11
Outstanding as of February 28, 2025	525	$104.12

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2025	2024	2023
Stock units granted	238,865	186,678	140,743
Weighted average grant date fair value per share	$95.80	$99.86	$125.37
Realized tax benefits (in millions)	$0.8	$2.3	$2.9

14. NET EARNINGS PER SHARE

Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2025	2024	2023
Net earnings	$500,556	$479,204	$484,762

Weighted average common shares outstanding	155,330	158,216	158,800
Dilutive potential common shares:
Stock options	372	272	688
Stock-settled restricted stock units	359	219	283
Weighted average common shares and dilutive
potential common shares	156,061	158,707	159,771

Basic net earnings per share	$3.22	$3.03	$3.05
Diluted net earnings per share	$3.21	$3.02	$3.03

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2025, fiscal 2024 and fiscal 2023, options to purchase 5,266,616 shares, 5,791,423 shares and 2,217,957 shares of common stock, respectively, were not included.
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in Accumulated Other Comprehensive Income (Loss) By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Income (Loss)
Balance as of February 28, 2022	$(73,001)	$26,579	$(46,422)
Other comprehensive income before reclassifications	26,477	136,192	162,669
Amounts reclassified from accumulated other
comprehensive income (loss)	1,934	(20,312)	(18,378)
Other comprehensive income	28,411	115,880	144,291
Balance as of February 28, 2023	(44,590)	142,459	97,869
Other comprehensive income (loss) before reclassifications	7,081	(6,943)	138
Amounts reclassified from accumulated other
comprehensive income (loss)	393	(39,121)	(38,728)
Other comprehensive income (loss)	7,474	(46,064)	(38,590)
Balance as of February 29, 2024	(37,116)	96,395	59,279
Other comprehensive income (loss) before reclassifications	771	(17,585)	(16,814)
Amounts reclassified from accumulated other
comprehensive income (loss)	337	(39,722)	(39,385)
Other comprehensive income (loss)	1,108	(57,307)	(56,199)
Balance as of February 28, 2025	$(36,008)	$39,088	$3,080

Changes In and Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Retirement Benefit Plans (Note 11):
Actuarial gain arising during the year	$1,011	$9,289	$34,836
Tax expense	(240)	(2,208)	(8,359)
Actuarial gain arising during the year, net of tax	771	7,081	26,477
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	195	231	1,084
CarMax Auto Finance income	15	15	70
Selling, general and administrative expenses	232	270	1,391
Total amortization reclassifications recognized in net pension expense	442	516	2,545
Tax expense	(105)	(123)	(611)
Amortization reclassifications recognized in net
pension expense, net of tax	337	393	1,934
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	1,108	7,474	28,411

Cash Flow Hedges (Note 5):
Changes in fair value	(23,662)	(9,291)	180,510
Tax benefit (expense)	6,077	2,348	(44,318)
Changes in fair value, net of tax	(17,585)	(6,943)	136,192
Reclassifications to CarMax Auto Finance income	(51,808)	(52,354)	(26,859)
Tax benefit	12,086	13,233	6,547
Reclassification of hedge gains, net of tax	(39,722)	(39,121)	(20,312)
Net change in cash flow hedge unrecognized gains, net of tax	(57,307)	(46,064)	115,880
Total other comprehensive (loss) income, net of tax	$(56,199)	$(38,590)	$144,291

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive income (loss).  The cumulative balances are net of deferred taxes of $1.5 million as of February 28, 2025 and $19.3 million as of February 29, 2024.
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
In January 2025, we subleased the second floor of the Edmunds headquarters to a third party. As the sublease rents were lower than the leased rent, we identified a triggering event for potential impairment of the right-of-use asset associated with the property. The fair value of the right-of-use asset was then estimated using a future discounted cash flow model that included consideration of market rent, the remaining lease term, and an appropriate discount rate. In fiscal 2025, we recorded an impairment charge related to the right-of-use asset of $12.3 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. The impairment charge was recorded in other expense (income) on the consolidated statements of earnings. There were no impairment charges in fiscal 2024 or fiscal 2023.
The components of lease expense were as follows:

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Operating lease cost (1)	$92,630	$89,801	$90,925
Finance lease cost:
Depreciation of lease assets	20,543	20,010	16,039
Interest on lease liabilities	26,404	25,724	21,969
Total finance lease cost	46,947	45,734	38,008
Total lease cost	$139,577	$135,535	$128,933

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 28 or 29
(In thousands)	Classification	2025	2024
Assets:
Operating lease assets	Operating lease assets	$493,355	$520,717
Finance lease assets	Property and equipment, net (1)	160,535	174,998
Total lease assets		$653,890	$695,715
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$59,335	$57,161
Finance leases	Accrued expenses and other current liabilities	15,015	20,877
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	481,963	496,210
Finance leases	Other liabilities	189,216	198,759
Total lease liabilities		$745,529	$773,007

(1)    Finance lease assets are recorded net of accumulated depreciation of $67.6 million as of February 28, 2025 and $55.5 million as of February 29, 2024.

Lease term and discount rate information related to leases was as follows:

	As of February 28 or 29
Lease Term and Discount Rate	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	15.49	16.07
Finance leases	14.31	11.43

Weighted Average Discount Rate
Operating leases	5.21%	5.05%
Finance leases	16.78%	17.16%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95,638	$88,704	$89,321
Operating cash flows from finance leases	$24,141	$24,782	$19,371
Financing cash flows from finance leases	$16,536	$16,674	$12,200

Lease assets obtained in exchange for lease obligations:
Operating leases	$43,161	$30,746	$58,121
Finance leases	$7,459	$51,660	$37,931

Maturities of lease liabilities were as follows:

	As of February 28, 2025
(In thousands)	Operating Leases (1)	Finance Leases (1)
Fiscal 2026	$85,596	$38,985
Fiscal 2027	79,275	39,815
Fiscal 2028	75,165	35,616
Fiscal 2029	53,299	35,353
Fiscal 2030	43,370	28,271
Thereafter	497,480	252,502
Total lease payments	834,185	430,542
Less: interest	(292,887)	(226,311)
Present value of lease liabilities	$541,298	$204,231

(1)    Lease payments exclude $4.6 million of legally binding minimum lease payments for leases signed but not yet commenced.

17. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2025	2024	2023
Cash paid for interest	$104,934	$123,545	$122,147
Cash paid for income taxes	$69,599	$164,612	$152,626
Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$13,486	$(17,535)	$7,557
(Decrease) increase in financing obligations	$(16,157)	$4,527	$7,863
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $28.8 million as of February 28, 2025 and $30.9 million as of February 29, 2024, and is included in accrued expenses and other current liabilities.
At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to real estate purchases, advertising and third-party outsourcing services. As of February 28, 2025, we have material purchase obligations of $371.9 million, of which $163.9 million are expected to be fulfilled in fiscal 2026.
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
As of February 28, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
“Management’s Annual Report on Internal Control over Financial Reporting” is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
With the exception of the information incorporated by reference from our 2025 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2025 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2025 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2025 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2025 Proxy Statement.
The information concerning our insider trading policies and procedures required by this Item is incorporated by reference to the sub-section titled “Compensation Discussion and Analysis – Additional Information – Insider Trading Arrangements and Policy” in our 2025 Proxy Statement. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2025 Proxy Statement (provided that the Pay Versus Performance disclosure shall not be deemed to be incorporated by reference herein).  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2025 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the section titled “CarMax Share Ownership” in our 2025 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2025 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2025 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2025 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2025 Proxy Statement.

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

3.Exhibits:

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as Amended and Restated January 28, 2025, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2025 (File No. 1-31420), is incorporated by this reference.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2023, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed June 26, 2023 (File No. 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective January 1, 2025, filed herewith. *

10.3	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective August 1, 2024, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 27, 2024 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2025, filed herewith. *

10.5	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.6
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2019 (File No. 1-31420), is incorporated by this reference. *

10.7	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.8	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 27, 2023, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on June 28, 2023 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2023, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 30, 2022 (File No. 1-31420), is incorporated by this reference.

10.10	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.11	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.12	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.13	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.14	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.15	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.16	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 29, 2019, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.17	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.18	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.19	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.20	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.21	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.22 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.23 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

10.23	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference. *

10.24	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.25	CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

10.26	Form of CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and the persons listed at the end of such Agreement, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

19.1	CarMax, Inc., Policy Against Insider Trading, filed herewith.

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	CarMax, Inc. Clawback Policy, effective December 1, 2023, filed as Exhibit 97.1 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ WILLIAM D. NASH	By:	/s/ ENRIQUE N. MAYOR-MORA
	William D. Nash		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 11, 2025		April 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM D. NASH	/s/ SHIRA GOODMAN *
William D. Nash	Shira Goodman
President, Chief Executive Officer and Director	Director
April 11, 2025	April 11, 2025

/s/ ENRIQUE N. MAYOR-MORA	/s/ DAVID W. MCCREIGHT *
Enrique N. Mayor-Mora	David W. McCreight
Executive Vice President and Chief Financial Officer	Director
April 11, 2025	April 11, 2025

/s/ JILL A. LIVESAY	/s/ MARK F. O’NEIL *
Jill A. Livesay	Mark F. O’Neil
Vice President and Chief Accounting Officer	Director
April 11, 2025	April 11, 2025

/s/ PETER J. BENSEN *	/s/ PIETRO SATRIANO *
Peter J. Bensen	Pietro Satriano
Director	Director
April 11, 2025	April 11, 2025

/s/ RONALD E. BLAYLOCK *	/s/ MARCELLA SHINDER *
Ronald E. Blaylock	Marcella Shinder
Director	Director
April 11, 2025	April 11, 2025

/s/ SONA CHAWLA *	/s/ MITCHELL D. STEENROD *
Sona Chawla	Mitchell D. Steenrod
Director	Director
April 11, 2025	April 11, 2025

/s/ THOMAS J. FOLLIARD *
Thomas J. Folliard
Director
April 11, 2025

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing William D. Nash and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors of the company are included as Exhibit 24.1.